Form 10-Q
period 1996-03-31
HIGHWOODS PROPERTIES INC
filed 1996-05-15
CIK 921082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                       Commission file number: 001-13100
                           HIGHWOODS PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                               56-1871668
             (State or other jurisdiction of                                (I.R.S. Employer
             incorporation or organization)                              Identification Number)

                 3100 SMOKETREE COURT, SUITE 600, RALEIGH, N.C.
                    (Address of principal executive office)
                                     27604
                                   (Zip Code)
              Registrant's telephone number, including area code:
                                 (919) 872-4924
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
     The Company has only one class of common stock, issued at $.01 par value per share with 19,897,062 shares outstanding as of May 13, 1996.

                           HIGHWOODS PROPERTIES, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements                                                                              3
           Consolidated balance sheets of Highwoods Properties, Inc. as of March 31, 1996 and December       4
           31, 1995
           Consolidated statements of income of Highwoods Properties, Inc. for the three months ended        5
           March 31, 1996 and 1995
           Consolidated statements of cash flows of Highwoods Properties, Inc. for the three months          6
           ended March 31, 1996 and 1995
           Notes to the consolidated financial statements of Highwoods Properties, Inc.                      8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             9
           Overview and Background                                                                           9
           Results of Operations                                                                             9
           Liquidity and Capital Resources                                                                   9
           Funds From Operations and Cash Available for Distribution                                        12
           Property Information                                                                             13
           Third-Party Service Operations                                                                   15
           Inflation                                                                                        15
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                16
Item 2.    Changes in Securities                                                                            16
Item 3.    Defaults Upon Senior Securities                                                                  16
Item 4.    Submission of Matters to a Vote of Security Holders                                              16
Item 5.    Other Information                                                                                16
Item 6.    Exhibits and Reports on Form 8-K                                                                 16

                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.
     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's 1995 Annual Report on Form 10-K.
                                       3

                           HIGHWOODS PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                                               MARCH 31, 1996    DECEMBER 31, 1995
                                                                                (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land......................................................................      $110,672           $ 106,955
  Buildings.................................................................       495,117             491,581
  Development in process....................................................        20,856              15,508
  Furniture, fixtures and equipment.........................................         1,408               1,288
                                                                                   628,053             615,332
  Less -- accumulated depreciation                                                 (25,777)            (22,266)
  Net real estate assets....................................................       602,276             593,066
Cash and cash equivalents...................................................         8,383               6,838
Accounts and notes receivable...............................................         6,545               6,338
Notes receivable from service subsidiaries..................................         1,316               1,274
Accrued straight line rents receivable......................................         3,807               3,407
Other assets:
  Deferred leasing costs....................................................         4,625               4,253
  Deferred financing costs and interest rate cap............................         8,417               8,268
  Prepaid expenses and other................................................         1,698               1,521
                                                                                    14,740              14,042
  Less -- accumulated amortization..........................................        (4,423)             (3,831)
                                                                                    10,317              10,211
                                                                                  $632,644           $ 621,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable.................................................      $196,718           $ 182,736
Accounts payable, accrued expenses and other liabilities....................         9,977              11,052
  Total liabilities.........................................................       206,695             193,788
Minority interest...........................................................        73,440              73,536
Stockholders' equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 19,407,641 at March 31, 1996 and 19,404,411 at December 31,
  1995......................................................................           194                 194
Additional paid-in capital..................................................       355,248             355,248
Retained deficits...........................................................        (2,933)             (1,632)
  Total stockholders' equity................................................       352,509             353,810
                                                                                  $632,644           $ 621,134

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 30,
                                                                                            1996         1995
REVENUE:
  Rental property.......................................................................   $23,385      $12,693
  Interest and other income.............................................................       372          153
                                                                                            23,757       12,846
OPERATING EXPENSES:
  Rental property.......................................................................     6,154        3,053
  Depreciation and amortization.........................................................     3,716        1,921
  Interest expense:
     Contractual........................................................................     3,542        2,066
     Amortization of deferred financing costs and interest rate cap.....................       409          404
                                                                                             3,951        2,470
  General and administrative............................................................       934          523
     Income before minority interest and extraordinary item.............................     9,002        4,879
MINORITY INTEREST.......................................................................    (1,571)        (800)
  Income before extraordinary item......................................................     7,431        4,079
Extraordinary item -- loss on early extinguishment of debt..............................        --         (875)
  Net income............................................................................   $ 7,431      $ 3,204
Weighted average shares outstanding.....................................................    19,406       11,220
NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item......................................................   $   .38      $   .36
  Extraordinary item -- loss on early extinguishment of debt............................   $    --      $ (0.07)
  Net income............................................................................   $  0.38      $  0.29

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                       1996              1995
OPERATING ACTIVITIES:
Net income.....................................................................      $  7,431          $   3,204
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................................         4,125              2,325
  Minority interest in income..................................................         1,571                607
  Changes in operating assets and
     liabilities...............................................................        (1,682)            (1,264)
     Net cash provided by operating
       activities..............................................................        11,445              4,872
INVESTING ACTIVITIES:
Additions to real estate assets................................................       (13,643)           (23,839)
Proceeds from disposition of real estate assets................................           900                 --
Cash from contributed net assets...............................................            --                549
Cash paid in exchange for partnership net assets...............................            --             (5,793)
Other..........................................................................          (591)              (622)
     Net cash used in investing activities.....................................       (13,334)           (29,705)
FINANCING ACTIVITIES:
Distributions paid.............................................................       (10,399)            (4,267)
Repayment of mortgages and notes payable.......................................        (1,018)          (120,137)
Borrowings on mortgages and notes
  payable......................................................................        15,000             41,000
Net proceeds from the sale of common
  stock........................................................................            --            109,689
Payment of deferred financing costs............................................          (149)              (289)
     Net cash provided by financing activities.................................         3,434             25,996
Net increase in cash and cash equivalents......................................         1,545              1,163
Cash and cash equivalents at beginning of the
  period.......................................................................         6,838              6,258
Cash and cash equivalents at end
  of the period................................................................      $  8,383          $   7,421
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.........................................................      $  4,005          $   1,795

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.
                        COMBINED STATEMENT OF CASH FLOWS
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     The following summarizes the net assets contributed by the unit holders of the Operating Partnership or acquired subject to mortgage notes payable:

                                                                                                     THREE MONTHS
                                                                                                        ENDED
                                                                                                    MARCH 31, 1995
ASSETS:
Rental property and equipment, net...............................................................      $193,453
Deferred financing costs, net....................................................................           842
Accounts receivable and other....................................................................         6,290
  Total assets...................................................................................      $200,585
LIABILITIES:
Mortgages and notes payable assumed..............................................................      $152,971
  Total liabilities..............................................................................       152,971
     Net assets..................................................................................      $ 47,614

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)
1. BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company") and Highwoods/Forsyth Limited Partnership (the "Operating Partnership"). The Company's investment in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") is accounted for on the cost basis. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
     The Company has elected and expects to continue to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended.
     Minority interest in the Company represents the limited partnership interest owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents).
     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been made. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the Consolidated Financial Statements of Highwoods Properties, Inc.
RESULTS OF OPERATIONS
  THREE MONTHS ENDED MARCH 31, 1996
     Revenue from rental operations increased 10.7 million, or 84%, from 12.7 million in 1995 to 23.4 million in 1996. The increase is a result of the properties acquired during February 1995, which only contributed partially to revenue in 1995 as well as the acquisitions made in subsequent periods in 1995. In total, 147 properties encompassing 6.5 million square feet were added to the portfolio in 1995. Same property (the 44 properties owned on January 1, 1995) revenues remained constant for the three months ended March 31, 1996 compared to the same three months of 1995, as expected vacancies in two of the Company's properties offset a two percent increase in the revenues of the other 42 properties.
     During the three months ended March 31, 1996, 127 leases representing 703,329 square feet of office and industrial space commenced at an average rate per square foot 4.3% higher than the average rate per square foot on the expired leases. Interest and other income increased $219,000 from $153,000 in 1995 to $372,000 for the quarter in 1996. The increase is related to an increase in cash available for investment for the quarter ended March 31, 1996.
     Rental operating expenses increased $3.1 million, or 100%, from $3.1 million in 1995 to $6.2 in 1996. The increase is a result of the additional properties acquired in 1995. Rental operating expenses as a percent of related rental revenues increased from 24.1% in 1995 to 26.3% in 1996. Additional expenses relating to snow removal and the severe winter weather in 1996 contributed to the higher operating expenses.
     Depreciation and amortization for the three months ended March 31, 1996 and 1995 was $3.7 million and $1.9 million, respectively. The increase of $1.8 million, or 95%, is due to an increase in depreciable assets. Interest expense increased $1.5 million, or 60%, from $2.5 million in 1995 to $4.0 million in 1996. The increase is attributable to the increase in outstanding debt related to the Company's acquisition activities. Interest expense for the three months ended March 31, 1996 and 1995 included $409,000 and $404,000, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Company's interest rate protection agreement. General and administrative expenses decreased from 4.1% of rental revenue in 1995 to 4.0% in 1996. This decrease is attributable to economies of scale associated with the growth in the size of the portfolio.
     Net income before minority interest and extraordinary item equaled $9.0 million and $4.9 million for the three-month periods ended March 31, 1996 and 1995, respectively. Operating Partnership's net income allocated to the minority interest totaled $1.6 million and $800,000 for 1996 and 1995, respectively. LIQUIDITY AND CAPITAL RESOURCES
  STATEMENT OF CASH FLOWS
     The Company generated $11.4 million in cash flow from operating activities and $3.4 million in cash flow from financing activities for the quarter ended March 31, 1996. The Company utilized $13.6 million of this cash flow to invest in real property assets, primarily developments in process.
  CAPITALIZATION
     The Company's total indebtedness at March 31, 1996 totaled $196.7 million and was comprised of $21.5 million outstanding under the Company's current $140 million unsecured credit facility (the "Credit Facility"), $134.3 million of conventional fixed rate mortgage indebtedness with an average rate of 9.0%, $35.9 million outstanding under variable rate mortgages (see below for a discussion of interest rate protection agreements) and a 9% $5.0 million unsecured note.
                                       9

     Based on the Company's total market capitalization of $841.7 million at March 31, 1996 (at the March 31, 1996 stock price of $27.88 and including the conversion of the 3,732,000 units of minority interest in the Operating Partnership), the Company's debt represented approximately 23% of its total market capitalization.
     In March 1996, the Company closed on the $140 million Credit Facility, which replaced the Company's previous $80 million line. The new facility is with NationsBank, First Union National Bank of North Carolina, and Wachovia Bank of North Carolina. The Credit Facility requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on September 30, 1999. The initial interest rate on the facility is LIBOR +150% and will adjust based on the Company's senior unsecured credit rating to a range of LIBOR +1.00% to LIBOR +1.50%, subject to the interest rate protection agreement described below. At March 31, 1996, one-month LIBOR was 5.4%. (See "Pending Acquisition of Crocker Realty Trust, Inc." below for proposed credit facility modifications.)
     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 150 basis points) to 7.0% with respect to $80 million of the $140 million Credit Facility, and (ii) in connection with the $35.9 million variable rate mortgages, entered into interest rate swaps which limit its exposure to an increase in the interest rates to 7.24%. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Credit Facility and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the Credit Facility and other debt and equity financing.
     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Credit Facility to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness under the Credit Facility upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs. NASHVILLE ACQUISITION
     On April 1, 1996 the Company completed a merger with Nashville, Tennessee based Eakin & Smith and its affiliates ("Eakin & Smith") combining their property portfolios, management teams and business operations. Through the combination, the Company succeeded to the ownership of seven suburban office buildings totaling 848,000 square feet, a 103,000-square-foot suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. All the properties and development land are located in Nashville, Tennessee.
     The aggregate purchase price, assuming the completion of the in-process development project, was approximately $98.5 million payable through the issuance of 537,138 limited partnership units of the Operating Partnership and the issuance of 489,421 common shares of the Company, the assumption of $37 million of indebtedness (average fixed rate of 8.0%), and cash payments of approximately $33 million. The cash payments were funded by the Company's Credit Facility. The aggregate purchases price excludes deferred payments totaling $1.5 million in common stock, which are attributable to Eakin & Smith's brokerage and property management operation. The payments will be paid over a four-year period provided certain annual operating measurements are achieved.
PENDING ACQUISITION OF CROCKER REALTY TRUST, INC.
     On April 29, 1996, the Company entered into a Stock Purchase Agreement with the owners of approximately 83% of the common stock of Crocker Realty Trust, Inc. ("Crocker"). In addition, the Company has signed an Agreement and Plan of Merger with Crocker pursuant to which the Company will acquire 100% of Crocker's common stock. The transaction, which has been approved by each company's Board of Directors, is expected to close in the third quarter of 1996.
     The Crocker portfolio consists of 70 suburban office properties encompassing 5.7 million square feet. Crocker's properties are located in 16 southeastern markets, of which five are existing Company markets (including Charlotte, NC; Raleigh, NC; and Nashville, TN) and 11 represent new markets for the Company (including Greenville, SC; Tampa, FL; Memphis, TN; and Atlanta, GA). The properties are 95% leased and are primarily located in business park settings. The Company will not acquire undeveloped land in the transaction. Crocker is expected to distribute 243 acres of undeveloped land and certain other assets, net of certain liabilities, to its shareholders prior to the merger.
     Under the terms of the Stock Purchase Agreement, the Company will acquire for $11.02 per share in cash, subject to adjustment, the common stock of Crocker owned by (i) AP CRTI Holdings, L.P., an affiliate of Apollo Real Estate Advisors, (ii) AEW Partners, L.P. (an investment partnership advised by Aldrich Eastman Waltch) and (iii) Crocker management (Thomas J. Crocker and his wife, Barbara F. Crocker, Richard S. Ackerman and Robert E. Onisko). The shares to be purchased under this agreement total 22.4 million of the approximately 27.0 million Crocker common shares outstanding. The remaining shares will be purchased for the same cash price per share pursuant to the Agreement and Plan of Merger. The aggregate value of the transaction is approximately $540 million, including the assumption of certain Crocker indebtedness. The Stock Purchase Agreement and Agreement and Plan of Merger are irrevocable, subject to certain limited conditions of closing.
     The Company expects to finance the cash purchase of Crocker's shares initially by utilizing the proceeds from a $250 million unsecured credit facility and a $100 million unsecured interim facility led by NationsBank. The credit facility commitment is an increase from the current amount of $140 million. Both the credit facility and the interim facility bear interest at a rate of LIBOR + 150 basis points. The $250 million facility has a 36-month term with certain conversion rights after nine months. The Company intends to finance the merger on a permanent basis through the issuance of a combination of private and public equity.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Company considers funds from operations ("FFO") one measure of REIT performance. Funds from operations means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
     Funds from operations and cash available for distributions should not be considered as alternatives to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.
     Funds from operations and cash available for distribution for the three months ended March 31, 1996 and 1995 are summarized in the following table (in thousands):

                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                               1996       1995
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item.....................................   $ 9,002    $ 4,879
Add (deduct):
  Depreciation and amortization............................................................     3,716      1,921
  Third-party service company cash flow....................................................       150         --
     FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST........................................    12,868      6,800
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents...................................................      (416)      (267)
  Amortization of deferred financing costs.................................................       409        404
  Non-incremental revenue generating capital expenditures (1):
     Building improvements paid............................................................      (474)      (128)
     Second generation tenant improvements paid............................................      (750)      (198)
     Second generation lease commissions paid..............................................      (112)      (158)
       CASH AVAILABLE FOR DISTRIBUTION.....................................................   $11,525    $ 6,453
Weighted average shares/units outstanding (2)..............................................    23,139     13,418
PER SHARE/UNIT:
  Funds from operations....................................................................   $  0.56    $  0.51
  Cash available for distribution..........................................................   $  0.50    $  0.48
  Dividends paid...........................................................................   $ 0.450    $ 0.425
DIVIDEND PAYOUT RATIO:
  Funds from operations....................................................................      80.9%      83.9%
  Cash available for distribution..........................................................      90.3%      88.4%

(1) Amounts represent cash expenditures.
(2) Assumes conversion of limited partnership units in the Operating Partnership to shares of Highwoods Properties, Inc. Minority interest unit holders and the shareholders of the Company share equally on a per share and per unit basis; therefore, the resultant per share information is unaffected by the conversion.
     On April 30, 1996, the Company's Board of Directors declared a dividend of $.45 per share ($1.80 on an annualized basis) payable on May 22, 1996 to stockholders of record on May 8, 1996.

PROPERTY INFORMATION
     The following table sets forth certain information with respect to the Company's properties as of March 31, 1996:

                                                                          RENTABLE      NUMBER OF    PERCENT LEASED/
                                                                         SQUARE FEET    PROPERTIES     PRE-LEASED
IN-SERVICE:
  Office..............................................................    4,939,000         88              95%
  Industrial..........................................................    4,272,000        103              91%
     Total............................................................    9,211,000        191              93%
UNDER DEVELOPMENT:
  Office..............................................................      572,000          5              75%
  Industrial..........................................................      128,000          1             100%
     Total............................................................      700,000          6              79%
TOTAL:
  Office..............................................................    5,511,000         93
  Industrial..........................................................    4,400,000        104
     Total............................................................    9,911,000        197

     The following table sets forth certain information with respect to the Company's properties under development as of March 31, 1996 (dollars in thousands):

                                                                                RENTABLE                  ESTIMATED
                                                                   ESTIMATED     SQUARE     PERCENTAGE    COMPLETION
                                                                     COST         FEET      PRE- LEASED      DATE
OFFICE PROPERTIES:
Global Software (1).............................................    $ 7,600       93,000         80%         2Q 96
MSA.............................................................      6,200       55,000        100          4Q 96
Healthsource....................................................     14,400      180,000        100          4Q 96
Shockoe Plaza...................................................     15,000      118,000        100          4Q 96
Highwoods One...................................................     12,500      126,000          0          4Q 96
TOTAL OR WEIGHTED AVERAGE.......................................    $55,700      572,000         75%
INDUSTRIAL PROPERTIES:
Regency One.....................................................      3,500      128,000        100%         2Q 96
TOTAL OR WEIGHTED AVERAGE.......................................    $59,200      700,000         79%

(1) Excludes land cost.
                                       13

     The following tables set forth certain information about the Company's leasing activities for the three months ended March 31, 1996 and 1995.

                                                                           1996                      1995
                                                                   OFFICE     INDUSTRIAL     OFFICE     INDUSTRIAL
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...................         58            73          23             3
Rentable square footage leased.................................    130,312       669,007     122,651       103,671
Average per rentable square foot over the lease term:
  Base rent....................................................   $  16.21     $    4.55    $  15.30     $    3.42
  Tenant improvements..........................................      (1.49)        (0.18)      (0.39)           --
  Leasing commissions..........................................      (0.35)        (0.08)      (0.44)        (0.16)
  Rent concessions.............................................         --            --          --            --
  Effective rent...............................................   $  14.37     $    4.29    $  14.47     $    3.26
  Expense stop.................................................      (4.23)        (0.31)      (4.45)        (0.55)
  Equivalent effective net rent................................   $  10.14     $    3.98    $  10.02     $    2.71
Average term in years..........................................          4             2           6             2
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant improvements:
  Total dollars committed under signed leases..................   $723,053     $ 456,808    $238,641            --
  Rentable square feet.........................................    130,312       669,007     122,651       103,671
  Per rentable square foot.....................................   $   5.55     $    0.68    $   1.95            --
Leasing commissions:
  Total dollars committed under signed leases..................   $156,264     $ 158,537    $112,438     $  18,328
  Rentable square feet.........................................    130,312       669,007     122,651       103,671
  Per rentable square foot.....................................   $   1.20     $    0.24    $   0.92     $    1.43
Total:
  Total dollars committed under signed leases..................   $879,317     $ 615,345    $351,079     $  18,328
  Rentable square feet.........................................    130,312       669,007     122,651       103,671
  Per rentable square foot.....................................   $   6.75     $    0.92    $   2.86     $    1.43
RENTAL RATE TRENDS:
Number of leases commenced during period.......................         58            69          20             3
Average final rate with expense pass throughs..................   $  15.20     $    4.45    $  15.08     $    5.71
Average first year cash rental rate............................   $  15.75     $    4.66    $  15.70     $    6.25
Percentage increase............................................      3.62%         4.72%       4.11%         9.46%

     The following tables set forth scheduled lease expirations for executed leases as of March 31, 1996 assuming no tenant exercises renewal options. OFFICE PROPERTIES (1):

                                                                                                                    AVERAGE ANNUAL
                                      TOTAL            PERCENTAGE OF                             PERCENTAGE OF       RENTAL RATE
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS       LEASED RENTS            (2)
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     REPRESENTED BY           FOR
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (2)       EXPIRING LEASES      EXPIRATIONS
Remainder of 1996       159           486,086                8.80%            $  6,552,573             8.00%            $13.48
       1997             175           897,731               16.25               12,750,633            15.58              14.20
       1998             156           943,973               17.08               13,661,296            16.69              14.47
       1999             104           632,130               11.44                9,329,237            11.40              14.76
       2000             132           974,993               17.64               14,348,741            17.53              14.72
       2001              50           706,710               12.79               11,325,212            13.83              16.03
       2002              19           289,613                5.24                4,612,445             5.63              15.93
       2003              12           362,760                6.56                5,792,008             7.08              15.97
       2004               6            71,182                1.29                1,036,280             1.27              14.56
       2005               4            26,859                0.49                  447,569             0.55              16.66
    Thereafter            6           133,755                2.42                2,005,462             2.45              14.99
 Total or average       823         5,525,792              100.00%            $ 81,861,456           100.00%            $14.81

INDUSTRIAL PROPERTIES:

                                                                                                                    AVERAGE ANNUAL
                                      TOTAL            PERCENTAGE OF                             PERCENTAGE OF       RENTAL RATE
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS       LEASED RENTS            (2)
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     REPRESENTED BY           FOR
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (2)       EXPIRING LEASES      EXPIRATIONS
Remainder of 1996       158         1,565,378               40.64%            $  6,808,899            32.77%            $ 4.35
       1997              92           618,564               16.06                3,191,520            15.36               5.16
       1998              94           546,945               14.20                4,077,902            19.63               7.46
       1999              60           302,319                7.85                2,055,359             9.89               6.80
       2000              32           431,135               11.19                2,591,803            12.47               6.01
       2001              12            91,475                2.37                  911,231             4.39               9.96
       2002               3           259,710                6.74                  802,403             3.86               3.09
       2003               2             5,225                0.14                   42,819             0.20               8.20
       2004               1             4,399                0.11                   49,072             0.24              11.16
       2005               5            27,082                0.70                  246,593             1.19               9.11
    Thereafter
 Total or average       459         3,852,232              100.00%            $ 20,777,601           100.00%            $ 5.39

(1) Include properties acquired on April 1, 1996 in the Eakin & Smith transaction.
(2) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
THIRD-PARTY SERVICE OPERATIONS
     The Company, through the Service Companies and Forsyth-Carter Brokerage L.L.C., provides brokerage services as well as management, development, construction and other related services for properties owned by third parties. The Company currently provides third-party management services for 23 buildings totaling approximately 847,000 rentable square feet and exclusive leasing services for 29 buildings, totaling approximately 1.7 million rentable square feet.
INFLATION
     Historically inflation has not had a significant impact on the Company's operations because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities -- None
Item 3.   Defaults Upon Senior Securities -- None
Item 4.   Submission of Matters to a Vote of Security Holders -- None
Item 5.   Other Information -- None
Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

          EXHIBIT NO.                                           DESCRIPTION
               27       Financial Data Schedule

         (b) Report on Form 8-K
          A Report on Form 8-K, dated December 18, 1995, was filed on February 13, 1996. The Report related to the acquisition of the Parkway Plaza portfolio and included the Audited Financial Statements of TBC Parkway
          Plaza, Inc. for the year ended December 31, 1994.

                                   SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          HIGHWOODS PROPERTIES, INC.
                                          /s/         RONALD P. GIBSON
                                                     RONALD P. GIBSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          /s/         CARMAN J. LIUZZO
                                                     CARMAN J. LIUZZO
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)
Date: May 15, 1996
                                       17

                                 EXHIBIT INDEX

EXHIBIT NO.                                                DESCRIPTION
   27         Financial Data Schedule