Form 10-K/A
period 1995-12-31
HIGHWOODS PROPERTIES INC
filed 1996-06-03
CIK 921082

                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
[(check mark)] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1995
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                                      to
Commission file number 1-13100
                           HIGHWOODS PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                       Maryland                                                56-1871668
             (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)

                        3100 Smoketree Court, Suite 600
                              Raleigh, N.C. 27604
              (Address of principal executive offices) (Zip Code)
                                  919-872-4924
              (Registrant's telephone number, including area code)
          Securities registered pursuant to section 12(b) of the Act:

                                                        Name of Each Exchange on
            Title of Each Class                             Which Registered
        Common stock, $.01 par value                    New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (Check Mark)       No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. (Check Mark)
     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 1, 1996 was approximately $582,229,230. As of March 1, 1996, there were 19,407,641 shares of common stock, $.01 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 30, 1996 are incorporated by reference in Part III Items 10, 11, 12 and 13.

                           HIGHWOODS PROPERTIES, INC.
                               TABLE OF CONTENTS

Item No.   FINANCIAL INFORMATION                                                                      Page No.
           PART I
    1.     Business................................................................................      3
    2.     Properties..............................................................................      9
    3.     Legal Proceedings.......................................................................      20
    4.     Submission of Matters to a Vote of Security Holders.....................................      20
    X.     Executive Officers of the Registrant....................................................      20
           PART II
    5.     Market for Registrant's Common Shares and Related Stockholder Matters...................      22
    6.     Selected Financial Data.................................................................      22
    7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...      24
    8.     Financial Statements and Supplementary Data.............................................      30
    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....      30
           PART III
   10.     Directors and Executive Officers of the Registrant......................................      31
   11.     Executive Compensation..................................................................      31
   12.     Security Ownership of Certain Beneficial Owners and Management..........................      33
   13.     Certain Relationships and Related Transactions..........................................      33
           PART IV
   14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................      35

                                     PART I
ITEM 1. BUSINESS
General
     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that began operations through a predecessor in 1978. Originally founded to over-see the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, the Company has since evolved into one of the largest full service real estate companies in the Southeastern United States. Historically, the Company's real estate operations have been focused in the Raleigh-Durham, North Carolina market, an area also known as the Research Triangle, one of the nation's premier business centers. On June 14, 1994, the Company completed an initial public offering of 8,510,000 shares of Common Stock in connection with the reorganization of the Company's predecessor, whereby the Company succeeded to the ownership of 36 suburban office buildings, four service center properties, one warehouse facility and 94 acres of undeveloped land (the "Formation Transaction"). As of December 31, 1995, the Company owned a portfolio of 191 in-service office and industrial properties (the "Properties") and 203 acres of undeveloped land suitable for future development (the "Development Land"). The Properties consist of 87 suburban office properties and 104 industrial properties (including 68 service centers) located in Raleigh-Durham, Winston-Salem, Greensboro and Charlotte, North Carolina and Richmond, Virginia.
     The Company currently conducts all of its business and owns all of its assets through Highwoods/Forsyth Limited Partnership (the "Operating Partnership") and its subsidiaries. The Company is the sole general partner and also a limited partner of the Operating Partnership and currently holds approximately 84% of the partnership interests ("Units"). The Company currently provides management services for 23 properties owned by third parties, comprising approximately 847,000 square feet, and exclusive leasing services with respect to 29 third-party-owned properties, comprising approximately 1.7 million square feet. The Company conducts its third-party fee-based services through two subsidiaries, Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies"), as well as through Forsyth-Carter Brokerage of North Carolina, L.L.C., a joint venture with Carter-Oncor International.
     The Company's executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and its telephone number is (919) 872-4924. The Company also maintains divisional offices at 380 Knollwood, Suite 430, Winston-Salem, North Carolina 27103, telephone number (910) 631-9000 and 4405 Cox Road, Suite 220, Glen Allen, Virginia 23060, telephone number (804) 747-7800.
Business Objectives and Strategy of the Company
     The Company seeks to maximize the total return to its stockholders (i) through contractual increases in rental rates from existing leases, (ii) by renewing or re-leasing space with expiring leases at higher effective rental rates, (iii) by increasing occupancy levels in properties, (iv) by acquiring new properties, (v) by developing new properties, including properties on the Development Land, and (vi) by providing a complete line of real estate services to the Company's tenants and to third parties. The Company believes that its in-house development, acquisition, construction management, leasing, brokerage and management services allow it to respond to many demands of its existing and potential tenant base, and enable it to provide its tenants cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of the Company's capabilities and resources, particularly its in-house leasing and third-party brokerage services, provides it with market information not generally available and gives the Company increased access to development, acquisition and management opportunities. The Company believes that the operating efficiencies achieved through its fully integrated organization also provide a competitive advantage in setting its lease rates and pricing its other services.
     The Company's strategy is to focus its real estate activities in markets where it believes its extensive local knowledge gives it a competitive advantage over other real estate developers and operators with less local experience, particularly with regard to site selection, market information and clients. Through its 1995 business combinations with Forsyth Properties, Inc. and Ross-Kreckman Management Corporation, the Company was able to diversify its portfolio to include industrial properties and to expand its geographic
                                       3
focus beyond the Raleigh-Durham market to include Winston-Salem/Greensboro and the Richmond, Virginia markets, while maintaining its localized approach to real estate. The Company continued to diversify its portfolio with its acquisitions in Charlotte, North Carolina. See "Recent Developments." In addition, the Company has recently entered into a letter of intent to purchase a significant portfolio in Nashville, Tennessee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's executive officers have an average of approximately 18 years of experience in the real estate industry almost exclusively in their local markets.
     The Company seeks to acquire suburban office and industrial properties at prices below replacement cost that offer attractive returns, including acquisitions of underperforming, high-quality assets in situations offering opportunities for the Company to improve such assets' operating performance. In evaluating potential acquisition opportunities, the Company will continue to rely on the extensive experience of its management and its research capabilities in considering a number of factors, including: (i) whether the property is strategically located, (ii) the construction quality and condition of the property, (iii) the occupancy and demand of properties of a similar type in the market and (iv) whether the property is able to generate returns at or above levels of expected growth and appreciation in the property's value. (See "Recent Developments" for a discussion of the Company's acquisition and development activities during 1995.) The Company also believes that its 203 acres of development land should provide it with a competitive advantage in its future development activities.
     The Company may from time to time acquire properties from property owners through the exchange of Units in the Operating Partnership for the property owner's equity in the acquired property. The Units received by these property owners would be exchangeable into shares of Common Stock of the Company under certain circumstances. In connection with the transactions, the Company may also assume outstanding indebtedness associated with the acquired properties. The Company believes that this acquisition method may permit the Company to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions. Using the foregoing structure, the Company has acquired 87 properties since its inception, comprising 4.9 million rentable square feet. The acquisitions include the Forsyth, Research Commons, and Hock properties, and a portion of the properties in the Bissell portfolio and the Richmond expansion. See "Recent Developments."
     The Company will also selectively seek opportunities for fee-producing development, management and brokerage business with third-party owners through the Service Companies and Forsyth-Carter Brokerage.
     The Company is also committed to maintaining a capital structure that will allow it to grow through development and acquisition opportunities. As part of this commitment, the Company intends to operate with a ratio of debt to total market capitalization below 40%. At March 1, 1996, the ratio of debt to total market capitalization (based on a Common Stock price of $30 per share) is approximately 21%. The Company believes that as a result of this debt level it should be able to borrow funds at attractive rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
                                       4

Recent Developments
Merger and Acquisition Activity
     The following table summarizes the mergers and acquisitions completed during the year ended December 31, 1995 (dollars in thousands):

                                                                             Number of     Rentable       Initial
              Property                              Location                 Properties   Square Feet      Cost
Forsyth Transaction                   Piedmont Triad/Charlotte                   57        3,630,565     $ 169,900
Richmond Expansion                    Richmond                                   10          362,844        28,700
Research Commons                      Research Triangle                           6          539,310        60,000
Creekstone Crossing                   Research Triangle                           1           59,299         4,500
Bissell Portfolio                     Piedmont Triad/Charlotte                   56          920,283        36,900
Hock Portfolio                        Research Triangle                           5          274,604        21,200
Six Forks I & II                      Research Triangle                           2           89,470         8,800
Cotton                                Research Triangle                           1           40,035         2,400
Parkway Plaza                         Charlotte                                   6          440,134        37,500
                              Total                                             144        6,356,544     $ 369,900

     A significant portion of the Company's growth during 1995 resulted from its expansion into new markets. The Company entered three new markets and established two divisional offices as a result of the Forsyth Transaction and the Richmond Expansion (both transactions defined below).
Forsyth Transaction
     On February 23, 1995, the Company consummated a transaction with Forsyth Properties, Inc. and its affiliates (collectively, "Forsyth"), pursuant to which the Company and Forsyth combined their respective property portfolios, management teams and business operations (the "Forsyth Transaction"). As part of the Forsyth Transaction, the Company succeeded to the ownership of an additional 20 suburban office properties, 37 industrial properties and approximately 76 acres of development land located primarily in Winston-Salem and Greensboro, North Carolina, an area known as the Piedmont Triad. The Forsyth-owned properties totaled approximately 3.6 million square feet. As consideration for the Forsyth Transaction, the Company assumed approximately $122.8 million of indebtedness, paid approximately $6.0 million in cash to certain non-continuing investors, and issued 904,478 Units in the Operating Partnership to certain executive officers of Forsyth and certain holders of direct or indirect interests in the Forsyth properties. In connection with the Forsyth Transaction, the Company completed a second public offering of 5,640,000 shares of Common Stock at $20.75 per share.
Richmond Expansion
     On July 12, 1995, the Company acquired two suburban office properties located in Innsbrook Office Center in Richmond, Virginia. The properties, encompassing 97,672 rentable square feet, were purchased for the aggregate purchase price of $8.3 million. The purchase price was paid through the assumption of $7.9 million of indebtedness and cash of $0.4 million.
     On September 1, 1995, the Company established a Richmond office upon the completion of its acquisition of the Ross-Kreckman Management Corporation. Furthermore, on September 20, 1995, and October 10, 1995, the Company completed the acquisition of six suburban office properties and two service center properties encompassing 265,172 square feet in the Innsbrook Office Center in Richmond, Virginia. The purchase price for the properties totaled approximately $20.4 million and was funded through the assumption of $5.7 million of indebtedness, the issuance of 40,319 Units and the payment of $13.7 million in cash.
     The Company has entered into a contract with the original developer of the Innsbrook Office Center to acquire 64 acres of development land in the park at a fixed price of $10.2 million. In January, 1996, the Company acquired the first 10 acres of this land for an aggregate purchase price of $1.8 million in cash. The Company will acquire the remaining 54 acres over a five-year period commencing with the closing date.
                                       5

     The consolidated transaction described above (the "Richmond Expansion") encompasses 362,844 square feet and 64 acres of development land in eight suburban office and two service center properties. The total cost, excluding the 64 acres of development land, was $28.7 million.


Research Commons


     On February 10, 1995, the Company acquired six suburban office buildings located within the confines of Research Triangle Park from the Research Commons Group. The buildings are situated in an office park known as Research Commons, contain approximately 538,000 rentable square feet. The Company also acquired all of the Research Commons office park, which contains approximately 60 acres of land, 10 of which is undeveloped but zoned for office and other commercial development. As consideration for the Research Commons Acquisition, the Company assumed approximately $26.2 million of indebtedness owed to a financial institution, assumed a $5.0 million promissory note to Beaunit, an affiliate of certain members of the Research Commons Group, and issued 1,390,179 Units in the Operating Partnership to the Research Commons Group. In the event the buildings at Research Commons meet certain operating results in the future, the Company agreed to issue to the Research Commons Group up to an additional 40,000 Units. The Company agreed to allow the current property manager of Research Commons, Practical Management Inc., to continue to manage the properties following consummation of the acquisition. The Company however, has the right to terminate such arrangement upon 180 days notice.


Creekstone Crossing


     On May 25, 1995, the Company acquired Creekstone Crossings, a 59,000-square foot service center property adjacent to the Research Triangle Park in Raleigh-Durham, North Carolina. Creekstone Crossings is located in the Company-owned Creekstone Park development, which includes the Riverbirch building and 22 acres of development land. The aggregate purchase price of $4.5 million was paid through the issuance of 4,640 Units and the assumption of approximately $4.4 million of indebtedness, which was repaid at closing from a draw under the Company's credit facility. Certain directors and officers of the Company owned an interest in Creekstone Crossings.


Bissell Portfolio


     On July 12, 1995, the Company acquired a 914,000-square foot industrial and service center portfolio consisting of 47 buildings located in Greensboro and nine buildings located in Charlotte, North Carolina (the "Bissell Portfolio"). As part of the acquisition, the Company initially acquired six acres of development land and will acquire 20 additional acres over a five-year period. The aggregate purchase price of approximately $38.7 million was paid through the issuance of 81,716 Units, the assumption of $6.7 million of indebtedness, the payment of $28.3 million in cash and a deferred payment of $1.6 million. The $28.3 million cash payment was financed with a $12.3 million first mortgage loan and a $16.0 million draw under the Company's credit facility. The deferred payment will be payable in installments as the balance of the 20 acres of development land are placed in service or five years from the closing, whichever occurs first. The Bissell Portfolio contains 167,000 square feet of warehouse space and 747,000 square feet of service center space.


Hock Portfolio


     On July 20, 1995, the Company acquired a 275,000-square foot, five-building, suburban office complex located in Durham, North Carolina (the "Hock Portfolio").The aggregate purchase price of approximately $21.6 million was paid through the issuance of 183,000 Units and the assumption of approximately $17.0 million of indebtedness, which was repaid at closing through a draw under the Company's credit facility. As part of the transaction, the Company was granted certain development rights with respect to approximately 78 acres of development land adjacent to the Hock Portfolio.


Six Forks I & II


     On November 23, 1995, the Company closed on the acquisition of two suburban office properties (Six Forks I and II) encompassing 89,000 square feet. The properties are located adjacent to the Company's Six Forks Center III property. As consideration for the purchase, the Company paid $8.8 million in cash.

Cotton Building


     On December 5, 1995, the Company closed the 40,000 square-foot Cotton Building for $2.3 million. The purchase price was funded through the issuance of 23,466 Units and the assumption of $1.7 million of indebtedness, which was repaid simultaneously at closing.


Parkway Plaza


     On December 19, 1995, the Company completed a $37.5 million acquisition of Parkway Plaza located in Charlotte, North Carolina. The portfolio consists of 330,000 square feet of office space in four buildings and 110,000 square feet of industrial space in a single building and is located in the I-77 Southwest Charlotte submarket. The 110,000-square foot industrial property is 32% finished office space. The purchase price was comprised of $32.6 million in cash and the assumption of a $4.9 million, 9.75% mortgage with a maturity date of February 1, 1998. The buildings are situated on 40.2 acres. Of these 40.2 acres, 23.6 are on a ground lease which expires in 2082 and includes a purchase option allowing the Company to acquire the land at any time at 85% of the appraised value.

Development Activity
     The following table summarizes the three development projects placed in service during the year ended December 31, 1995 (dollars in thousands):

                                          Number of       Rentable       Initial
Property            Location              Properties     Square Feet      Cost
Rexwoods IV         Research Triangle          1            42,003       $ 4,300
Willow Oak          Research Triangle          1            88,783         8,100
West Point 5        Piedmont Triad             1            25,200         1,200
Total or Average                               3           155,986       $13,600


     The Company has six suburban office properties and one industrial property under development totaling 718,300 square feet of office and industrial space. The following table summarizes these development projects in process as of December 31, 1995 (dollars in thousands):

                                                                                              Estimated
                                                    Rentable       Budgeted      Percent      Completion
Office Properties            Location              Square Feet       Cost       Preleased        Date
Hewlett-Packard              Piedmont Triad           18,000       $ 1,000          77%          1Q96
Global Software              Research Triangle        92,700         7,500          76           1Q96
MSA                          Research Triangle        57,000         5,500         100           4Q96
Healthsource                 Research Triangle       180,000        15,300         100           4Q96
Shockoe Plaza                Richmond                117,000        15,100          85           4Q96
Innsbrook                    Richmond                126,000        12,500           0           4Q96
Total or Weighted Average                            590,700       $56,900          71%
Industrial Property
Regency One                  Piedmont Triad          127,600         3,500         100%          1Q96
Total or Weighted
Averager                                             718,300       $60,400          76%


Financing Activity
     During the quarter ended March 31, 1995, the Company completed a 5,640,000 share public offering of Common Stock (including 640,000 shares issued pursuant to the underwriters' over allotment option, the "Second Offering"). The net proceeds of the offering totaled $109.8 million and were used primarily to retire indebtedness assumed in connection with the Forsyth Transaction.
     Also during the quarter ended March 31, 1995, the Company received the proceeds from a $41 million, 20-year fixed rate (8.97%) mortgage loan. After 10 years the loan provides for a rate reset, with each party
                                       7
having the option at that time to put or call the loan, as the case may be. The proceeds from the loan were used, together with the offering proceeds discussed above, to fund the Forsyth Transaction.
     During the quarter ended September 30, 1995, the Company completed a 4,774,989 share public offering of Common Stock (including 574,989 shares issued pursuant to the underwriter's over allotment option, the "Third Offering"). The net proceeds of the offering totaled $110.0 million and were used primarily to retire amounts outstanding under the Company's credit facility, to fund the Richmond Expansion, to fund the cost of the Company's various development projects and to provide working capital.
     Also, during the quarter ended September 30, 1995, the Company received the proceeds from a $32 million, 20-year fixed rate (8.15%) mortgage loan. After 10 years the loan provides for a rate reset and a put/call option (as described above). The proceeds from the loan were used to fund property acquisitions made during the quarter.
     In connection with the acquisition of the Bissell Portfolio, the Company entered into a $12.2 million, 15-year variable rate (1.35% over 30 days LIBOR) mortgage loan with a put/call option at the end of years five and ten.
     In connection with the Company's 1995 acquisitions, the Company assumed 13 loans with an aggregate outstanding balance on the closing dates of $72.5 million and issued 2,676,000 Units valued at $57.3 million.
     The Company has received a commitment from three commercial banks providing for a $140.0 million unsecured credit facility. The unsecured credit facility, which is expected to close March 31, 1996 subject to completion of final documentation, will replace the current $80.0 million secured credit facility and will have a maturity date of June 14, 1999.
Competition
     The Properties compete for tenants with similar properties located in the Company's markets primarily on the basis of location, rent charged, services provided and the design and condition of the improvements. The Company also competes with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire properties.
Employees
     As of December 31, 1995, the Company employed 124 persons, as compared to 43 at December 31, 1994. The increase is primarily a result of the Company's expansion into the Piedmont Triad and Richmond markets.
                                       8

ITEM 2. PROPERTIES
General
     The following table sets forth certain information with respect to the Company's properties at
December 31, 1995:

                                               Office Properties       Industrial Properties             Total
                                            Number of    Rentable     Number of    Rentable     Number of    Rentable
In-Service:                                 Properties  Square Feet   Properties  Square Feet   Properties  Square Feet
Research Triangle.........................       53      3,186,643         6         515,387        59       3,702,030
Piedmont Triad............................       20      1,056,629        78       3,095,604        98       4,152,233
Charlotte.................................        6        387,348        17         491,652        23         879,000
Richmond..................................        8        290,750         3         191,158        11         481,908
  Total...................................       87      4,921,370       104       4,293,801       191       9,215,171
Under Development:
Research Triangle.........................        3        329,700      --                --         3         329,700
Piedmont Triad............................        1         18,000         1         127,600         2         145,600
Charlotte.................................    --                --      --                --      --                --
Richmond..................................        2        243,000      --                --         2         243,000
  Total...................................        6        590,700         1         127,600         7         718,300
Total:
Research Triangle.........................       56      3,516,343         6         515,387        62       4,031,730
Piedmont Triad............................       21      1,074,629        79       3,223,204       100       4,297,833
Charlotte.................................        6        387,348        17         491,652        23         879,000
Richmond..................................       10        533,750         3         191,158        13         724,908
  Total...................................       93      5,512,070       105       4,421,401       198       9,933,471

                                                                                   Occupancy Rate of In-Service
                                                                                            Properties
                                                                                 Office      Industrial    Weighted
                                                                               Properties    Properties    Average
Research Triangle...........................................................        95%           89%          94%
Piedmont Triad..............................................................        95            92           93
Charlotte...................................................................        93            87           90
Richmond....................................................................        98            91           95
  Weighted average..........................................................        95%           91%          93%

Tenants
     The Properties are leased to approximately 950 tenants, which engage in a wide variety of businesses including computers, healthcare, telecommunications, finance, insurance and electronics. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1995:

                                                                                                            Percent
                                                                                                            of Total
                                                                                                           Annualized
                                                                         Number          Annualized          Rental
Tenant                                                                  of Leases    Rental Revenue (1)     Revenue
   1.    Federal Government
           Environmental Protection Agency...........................        4          $  4,482,619           5.1%
           U.S. Army and Marine Corps................................        2               243,473           0.2
           National Institute of Health Sciences.....................        1               165,394           0.2
           Other.....................................................        2                77,427           0.1
              Total..................................................        9          $  4,968,913           5.6%
   2.    IBM Corporation.............................................        3             3,549,603           4.0
   3.    First Citizens Bank & Trust.................................        7             2,766,733           3.1
   4.    Duke University.............................................        5             1,378,797           1.5
   5.    Sears, Roebuck & Company....................................        4             1,364,841           1.5
   6.    Volvo.......................................................        3             1,342,728           1.5
   7.    Clintrials of North Carolina................................        4             1,294,525           1.5
   8.    Virginia State Government...................................        2             1,194,000           1.3
   9.    Glaxo Wellcome..............................................        3             1,193,100           1.3
  10.    Kaiser Foundation Health Plan...............................        3             1,082,798           1.2
  11.    Martin Marietta.............................................        5             1,077,163           1.2
  12.    Southern National Bank......................................        2             1,071,889           1.2
  13.    EDS.........................................................        2             1,071,674           1.2
  14.    CompuChem Corporation (2)...................................        1             1,023,738           1.2
  15.    Maupin Taylor Ellis & Adams.................................        1               948,185           1.1
  16.    AT&T........................................................        5               944,742           1.1
  17.    Qualex......................................................        3               867,038           1.0
  18.    Broadband Technologies......................................        1               849,968           1.0
  19.    Ericsson, Inc...............................................        3               848,673           1.0
  20.    Norwest Mortgage............................................        1               831,563           0.9
         Total.......................................................       67          $ 29,670,671          33.4%

(1) Calculated by multiplying December 1995 rental revenue (base rent plus operating pass throughs) times 12.
(2) CompuChem Corporation lease expires May 31, 1996.
                                       10

     The following tables set forth certain information about the Company's leasing activities for the year ended December 31, 1995 and for the period from June 14, 1994 to December 31, 1994.

                                                                      1995                       1994
                                                              Office      Industrial     Office     Industrial
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases).............          145            97          52             1
Rentable square footage leased...........................      655,546       586,748     111,379        25,600
Average per rentable square foot over the lease term:
  Base rent..............................................   $    15.39    $     5.54    $  15.94    $     6.77
  Tenant improvements....................................        (0.29)        (0.06)      (0.96)        (0.14)
  Leasing commissions....................................        (0.31)        (0.12)      (0.39)        (0.06)
  Rent concessions.......................................        (0.01)           --       (0.14)           --
  Effective rent.........................................   $    14.78    $     5.36    $  14.45    $     6.57
  Expense stop...........................................        (4.36)        (0.32)      (4.28)           --
  Equivalent effective net rent..........................   $    10.42    $     5.04    $  10.17    $     6.57
Average term in years....................................            4             3           4             5
Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
  Total dollars committed under signed leases............   $1,604,591    $  115,097    $536,946    $   17,920
  Rentable square feet...................................      655,546       586,748     111,379        25,600
  Per rentable square foot...............................   $     2.45    $     0.20    $   4.82    $     0.70
Leasing Commissions:
  Total dollars committed under signed leases............   $  770,614    $  169,929    $189,167    $    7,680
  Rentable square feet...................................      655,546       586,748     111,379        25,600
  Per rentable square foot...............................   $     1.18    $     0.29    $   1.70    $     0.30
Total:
  Total dollars committed under signed leases............   $2,375,205    $  285,026    $726,113    $   25,600
  Rentable square feet...................................      655,546       586,748     111,379        25,600
  Per rentable square foot...............................   $     3.62    $     0.49    $   6.52    $     1.00
Re-leased Space Activity:
Number of leases commenced during period.................          141            68          33            --
Rentable square feet.....................................      377,340       397,052      63,268            --
Average final rate with expense pass throughs............   $    14.63    $     5.41    $  15.03            --
Average first year cash rental rate......................   $    15.12    $     6.02    $  15.22            --
Percentage increase......................................         3.35%        11.28%        1.3%           --

     The following tables set forth scheduled lease expirations for executed leases as of December 31, 1995, assuming no tenant exercises renewal options. Office Properties:

                                                                                             Average
                                                                                             Annual
                                       Total           Percentage of      Annual Rents   Rental Rate Per   Percentage of
                                      Rentable     Leased Square Footage      Under          Square        Leased Rents
    Year of Lease       Number of   Square Feet       Represented by        Expiring        Foot for      Represented by
     Expiration          Leases       Expiring        Expiring Leases      Leases (1)    Expirations (1)  Expiring Leases
        1996               164          539,214             11.3%          $ 7,379,537       $ 13.69            10.7%
        1997               136          778,416             16.4            10,980,414         14.11            15.9
        1998               116          798,789             16.8            11,554,107         14.46            16.7
        1999                71          458,142              9.6             6,679,161         14.58             9.6
        2000                98          686,510             14.4             9,882,161         14.39            14.3
        2001                30          764,025             16.0            11,103,977         14.53            16.1
        2002                16          253,829              5.3             4,189,429         16.50             6.0
        2003                10          350,877              7.4             5,589,183         15.93             8.1
        2004                 6           71,182              1.5               972,833         13.67             1.4
        2005                 5           61,927              1.3               821,394         13.26             1.2
     Thereafter           --                 --         --                          --            --          --
  Total or average         652        4,762,911            100.0%          $69,152,196       $ 14.52           100.0%

Industrial Properties:

                                                                                            Average
                                                                                            Annual
                                        Total         Percentage of      Annual Rents   Rental Rate Per   Percentage of
                                      Rentable    Leased Square Footage      Under          Square        Leased Rents
     Year of Lease        Number of  Square Feet     Represented by        Expiring        Foot for      Represented by
      Expiration           Leases     Expiring       Expiring Leases      Leases (1)    Expirations (1)  Expiring Leases
         1996                202      1,673,969             44.4%         $ 7,245,030       $  4.33            36.6%
         1997                 81        533,990             14.2            2,732,089          5.12            13.8
         1998                 81        497,015             13.2            3,775,415          7.60            19.1
         1999                 31        282,453              7.5            1,950,285          6.90             9.8
         2000                 33        441,497             11.7            2,540,394          5.75            12.8
         2001                  6         46,809              1.2              416,299          8.89             2.1
         2002                  3        259,710              6.9              802,403          3.09             4.1
         2003                  2          5,875              0.1               54,071          9.20             0.3
         2004                  1          4,399              0.1               46,981         10.68             0.2
         2005                  5         27,082              0.7              242,289          8.95             1.2
      Thereafter            --               --               --                   --       --               --
   Total or average          445      3,772,799            100.0%         $19,805,256       $  5.25           100.0%

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
                                       12

Table of Properties
     The following table and the notes thereto set forth information regarding the Properties:

                                                                      Percent                Ceiling/
                                                        Rentable    Occupied at    Percent    Clear
                                     Building   Year     Square     December 31,   Office     Height
  Property                           Type (1)   Built     Feet        1995 (2)     Finish     (Feet)
                                     Research Triangle Properties
  Highwoods Office Center
    Amica                               O        1983      20,708        100%         100%         8
    Arrowood                            O        1979      58,743        100          100          8
    Aspen                               O        1980      36,666         95          100          8
    Birchwood                           O        1983      12,748        100          100          8
    Cedar East                          O        1981      39,904         98          100          8
    Cedar West                          O        1981      39,903         81          100          8
    Cottonwood                          O        1983      40,150        100          100          8
    Cypress                             O        1980      39,004        100          100          8
    Dogwood                             O        1983      40,613        100          100          8
    Hawthorn                            O        1987      63,797        100          100       9-12
    Highwoods Tower                     O        1991     185,222         99          100          9
    Holly                               O        1984      20,186        100          100          8
    Ironwood                            O        1978      35,695         92          100          8
    Kaiser                              O        1988      56,915        100          100          9
    Laurel                              O        1982      39,382        100          100          9
    Leatherwood                         O        1979      36,581         99          100          8
    Smoketree Tower                     O        1984     151,703         72          100          9
  Rexwoods Office Center
    2500 Blue Ridge                     O        1982      61,864        100          100          8
    Blue Ridge II                       O        1988      20,673        100          100          8
    Rexwoods Center                     O        1990      41,686        100          100          9
    Rexwoods II                         O        1993      20,845        100          100          9
    Rexwoods III                        O        1992      42,484        100          100          9
    Rexwoods IV                         O        1995      42,003         77          100          9
  Triangle Business Center
    Bldg. 2A                            S        1984     102,400         98           90         18
    Bldg. 2B                            S        1984      32,000        100           50         18
    Bldg. 3                             S        1988     135,360         84           80         18
    Bldg. 7                             S        1986     126,728         78           95         12
  Progress Center
    Cape Fear                           O        1979      40,058         43          100          8
    Catawba                             O        1980      37,456        100          100          8
    CompuChem                           O        1980     105,540        100          100          8
  North Park
    4800 North Park                     O        1985     168,016        100          100          9
    4900 North Park                     O        1984      32,002         94          100          9
    5000 North Park                     O        1980      75,395         81          100       9-10
  Creekstone Park
    Creekstone Crossing                 S        1990      59,299         92           96         12
    Riverbirch                          O        1987      59,971        100          100          8
    Willow Oak                          O        1995      88,783         93          100          9
  Research Commons (3)
    EPA Administration                  O        1966      46,718        100          100          9
    EPA Annex                           O        1966     145,875        100           50          9
    4501 Bldg.                          O        1985      56,566        100          100          9
    4401 Bldg.                          O        1987     115,526         84           93          9
    4301 Bldg.                          O        1989      90,894        100           27          9
    4201 Bldg.                          O        1991      83,731        100          100          9
  Hock Portfolio
    Fairfield I                         O        1987      50,540         92          100          9
    Fairfield II                        O        1989      61,064         90          100          9
    Qualex                              O        1985      67,000        100          100          9
    4101 Roxboro                        O        1984      56,000        100          100          9
                                              Tenants Leasing
                                                25% or More
                                                of Rentable
                                              Square Feet at
  Property                                   December 31, 1995

  Highwoods Office Center
    Amica                            Amica Mutual Insurance Company
    Arrowood                         First Citizens Bank & Trust
    Aspen                            N/A
    Birchwood                        Donohoe Construction Company,
                                     Southlight, Inc.
    Cedar East                       Amerimark Building Products
    Cedar West                       N/A
    Cottonwood                       First Citizens Bank & Trust
    Cypress                          GSA-Army Recruiters
    Dogwood                          First Citizens Bank & Trust
    Hawthorn                         Carolina Telephone
    Highwoods Tower                  Maupin, Taylor, Ellis & Adams
    Holly                            Capital Associated Industries
    Ironwood                         First Citizens Bank & Trust
    Kaiser                           Kaiser Foundation
    Laurel                           Microspace Communications, First
                                     Citizens Bank & Trust
    Leatherwood                      GAB North America, Inc.
    Smoketree Tower                  N/A
  Rexwoods Office Center
    2500 Blue Ridge                  Rex Hospital, Inc.
    Blue Ridge II                    McGladrey & Pullen
    Rexwoods Center                  N/A
    Rexwoods II                      Raleigh Neurology Clinic, Miller
                                     Building Corporation
    Rexwoods III                     Piedmont Olson Hensley, Inc.
    Rexwoods IV                      N/A
  Triangle Business Center
    Bldg. 2A                         Harris Corporation, AAI Systems
                                     Management, Inc.
    Bldg. 2B                         International Paper
    Bldg. 3                          N/A
    Bldg. 7                          Broadband Technologies, Inc.
  Progress Center
    Cape Fear                        N/A
    Catawba                          GSA -- EPA
    CompuChem                        CompuChem
  North Park
    4800 North Park                  IBM-PC Division
    4900 North Park                  N/A
    5000 North Park                  N/A
  Creekstone Park
    Creekstone Crossing              N/A
    Riverbirch                       Digital Equipment Corporation,
                                     Quintiles, Inc.
    Willow Oak                       AT&T Corporation
  Research Commons (3)
    EPA Administration               Environmental Protection Agency
    EPA Annex                        Environmental Protection Agency
    4501 Bldg.                       Martin Marietta
    4401 Bldg.                       Ericsson
    4301 Bldg.                       Glaxo Wellcome Inc.
    4201 Bldg.                       Environmental Protection Agency
  Hock Portfolio
    Fairfield I                      Reliance
    Fairfield II                     Qualex
    Qualex                           Qualex
    4101 Roxboro                     Duke -- Cardiology

                                       13

                                                                      Percent                Ceiling/
                                                        Rentable    Occupied at    Percent    Clear
                                     Building   Year     Square     December 31,   Office     Height
  Property                           Type (1)   Built     Feet        1995 (2)     Finish     (Feet)
    4020 Roxboro                        O        1989      40,000        100%         100%         9
  Other Research Triangle
  Properties
    Colony Corporate Center             O        1985      53,324        100          100          8
    Concourse                           O        1986     131,645         96          100          9
    Expressway One Warehouse            I        1990      59,600        100            5         24
    Holiday Inn                         O        1984      30,000        100          100         10
    Lake Plaza East                     O        1984      71,254         95          100          9
    Phoenix                             O        1990      26,449         91          100          8
    Six Forks Center I                  O        1982      33,867         95          100          9
    Six Forks Center II                 O        1983      55,603         94          100          9
    Six Forks Center III                O        1987      60,662         99          100          9
    South Square I                      O        1988      56,401        100          100          9
    South Square II                     O        1989      58,793        100          100          9
    Cotton Building                     O        1972      40,035        100           79       8-15
  Total or Weighted Average of
  Research Triangle Properties                          3,702,030         94%
                                              Tenants Leasing
                                                25% or More
                                                of Rentable
                                              Square Feet at
  Property                                   December 31, 1995
    4020 Roxboro                     Duke -- Pediatrics
                                     Duke -- Cardiology
  Other Research Triangle
  Properties
    Colony Corporate Center          Rust Environmental &
                                     Infrastructure, Fujitsu
    Concourse                        Clintrials
    Expressway One Warehouse         West's Durham Transfer & Storage
    Holiday Inn                      Holiday Inns, Inc.
    Lake Plaza East                  N/A
    Phoenix                          N/A
    Six Forks Center I               Centura Bank
    Six Forks Center II              N/A
    Six Forks Center III             EDS
    South Square I                   Blue Cross and Blue Shield
    South Square II                  Coastal Healthcare Group, Inc.
    Cotton Building                  Cotton Inc., Associated
                                     Insurances Inc.
  Total or Weighted Average of
  Research Triangle Properties

                           Piedmont Triad Properties

  Airpark East
    Highland Industries                 S        1990      12,500        100           48         18
    Service Center 1                    S        1985      18,575        100           96         14
    Service Center 2                    S        1985      18,672        100           94         14
    Service Center 3                    S        1985      16,498         86           97         14
    Service Center 4                    S        1985      16,500        100          100         14
    Copier Consultants                  S        1990      20,000        100           60         18
    Service Court                       S        1990      12,600         76          100         16
    Bldg. 01                            O        1990      24,423        100          100          9
    Bldg. 02                            O        1986      23,827        100          100          9
    Bldg. 03                            O        1986      23,182        100          100          9
    Bldg. A                             O        1986      56,272         70          100          9
    Bldg. B                             O        1988      54,088         98          100          9
    Bldg. C                             O        1990     134,893        100          100          9
    Sears Cenfact                       O        1989      49,504        100          100          9
    Warehouse 1                         I        1985      64,000        100           21         21
    Warehouse 2                         I        1985      64,000        100           48         21
    Warehouse 3                         I        1986      57,600        100            8         21
    Warehouse 4                         I        1988      54,000         81           89         21
  Airpark North
    DC-1                                I        1986     112,000        100            7         20
    DC-2                                I        1987     111,905        100           61         20
    DC-3                                I        1988      75,000        100            5         20
    DC-4                                I        1988      60,000        100            8         20
  Airpark West
    Airpark I                           O        1984      60,000        100          100          9
    Airpark II                          O        1985      45,680        100          100          9
    Airpark IV                          O        1985      22,612        100          100          9
    Airpark V                           O        1985      21,923        100          100          9
    Airpark VI                          O        1985      22,097         90          100          9
  West Point Business Park
    BMF Warehouse                       I        1986     240,000        100            3         32
    WP-11                               I        1988      89,600        100            8         24
    WP-12                               I        1988      89,600        100            4         30
    WP-13                               I        1988      89,600        100            2         20
    WP-3 & 4                            S        1988      18,059        100           54         15
  Airpark East
    Highland Industries              Highland Industries, Inc.
    Service Center 1                 Genetic Design
    Service Center 2                 Genetic Design
    Service Center 3                 ECPI
    Service Center 4                 Genetic Design
    Copier Consultants               Copier Consultants
    Service Court                    Genetic Design
    Bldg. 01                         Health & Hygiene
    Bldg. 02                         United States Postal Service
    Bldg. 03                         Time Warner, Martin Marietta
    Bldg. A                          N/A
    Bldg. B                          Hewlett-Packard Co., United
                                     States Postal Service
    Bldg. C                          John Hancock
    Sears Cenfact                    Sears Roebuck & Company
    Warehouse 1                      Guilford Business Forms, Inc.,
                                     Safelite Glass Corp.
    Warehouse 2                      Volvo GM Heavy Truck Corp., State
                                     Street Bank Realty
    Warehouse 3                      US Air Inc., Garlock, Inc.
    Warehouse 4                      First Data Resources, Inc.
  Airpark North
    DC-1                             VSA, Inc.
    DC-2                             Sears Roebuck & Co., Summit Pet
                                     Products Dist. Inc., Electric
                                     South
    DC-3                             Fashions Outlet of America, Inc.
    DC-4                             RSVP Communications, Inc.
  Airpark West
    Airpark I                        Volvo GM Heavy Truck Corp.
    Airpark II                       Mohawk Carpet Corporation (4)
    Airpark IV                       Max Radio of Greensboro
    Airpark V                        NCR Corporation
    Airpark VI                       Brookstone College, Anacomp
  West Point Business Park
    BMF Warehouse                    Sara Lee Knit Products, Inc.
    WP-11                            Microfibres
    WP-12                            Norel Plastics, Sara Lee
    WP-13                            Sara Lee Knit Products, Inc.
    WP-3 & 4                         Tri-Communications, Inc., Royso
                                     Safety, Inc.

                                       14

                                                                      Percent                Ceiling/
                                                        Rentable    Occupied at    Percent    Clear
                                     Building   Year     Square     December 31,   Office     Height
  Property                           Type (1)   Built     Feet        1995 (2)     Finish     (Feet)
    WP-5                                S        1995      25,200         52%          20%        18
    Fairchild Bldg.                     I        1990      89,000        100           20         30
    LUWA Bahnson Bldg.                  O        1990      27,000        100          100          9
  University Commercial Center
    W-1                                 I        1983      44,400        100            1         24
    W-2                                 I        1983      46,500        100            7         24
    SR-1                                S        1983      23,112        100           68         16
    SR-2 01/02                          S        1983      17,282        100           67         16
    SR-3                                S        1984      23,825         65           70         16
    Bldg. 01/02                         O        1983       9,993         40          100          9
    Bldg. 03                            O        1985      37,077         79          100          9
    Bldg. 04                            O        1986      34,470         60          100          9
  Ivy Distribution Center (5)           I        1930-    400,000         55            2      14-16
                                                 1980
  Knollwood Office Center
    370 Knollwood                       O        1994      90,315        100          100          9
    380 Knollwood                       O        1990     164,141         98          100          9
  Stoneleigh Business Park
    7327 W. Friendly Ave.               S        1987      11,180        100           59         11
    7339 W. Friendly Ave.               S        1989      11,784        100           59         11
    7341 W. Friendly Ave.               S        1988      21,048        100           36         12
    7343 W. Friendly Ave.               S        1988      13,463        100           36         12
    7345 W. Friendly Ave.               S        1988      12,300        100           36         12
    7347 W. Friendly Ave.               S        1988      17,978        100           36         12
    7349 W. Friendly Ave.               S        1988       9,840        100           36         12
    7351 W. Friendly Ave.               S        1988      19,723        100           36         12
    7353 W. Friendly Ave.               S        1988      22,826        100           36         12
    7355 W. Friendly Ave.               S        1988      13,296        100           36         12
  Spring Garden Plaza
    4000 Spring Garden St.              S        1983      21,773         86           69         14
    4002 Spring Garden St.              S        1983       6,684        100           69         14
    4004 Spring Garden St.              S        1983      23,724         92           69         14
  Pomona Center -- Phase I
    7 Dundas Circle                     S        1986      14,760         91           55         12
    8 Dundas Circle                     S        1986      16,488        100           55         12
    9 Dundas Circle                     S        1986       9,972        100           55         12
  Pomona Center -- Phase II
    302 Pomona Dr.                      S        1987      16,488         94           55         12
    304 Pomona Dr.                      S        1987       4,344        100           55         12
    306 Pomona Dr.                      S        1987       9,840         63           55         12
    308 Pomona Dr.                      S        1987      14,184         96           55         12
    5 Dundas Circle                     S        1987      14,184         83           55         12
  Westgate on Wendover -- Phase I
    305 South Westgate Dr.              S        1985       5,760         83           54         12
    307 South Westgate Dr.              S        1985      12,672        100           54         12
    309 South Westgate Dr.              S        1985      12,960        100           54         12
    311 South Westgate Dr.              S        1985      14,400        100           54         12
    315 South Westgate Dr.              S        1985      10,368         89           54         12
    317 South Westgate Dr.              S        1985      15,552         98           54         12
    319 South Westgate Dr.              S        1985      10,368        100           54         12
  Westgate on Wendover -- Phase II
    206 South Westgate Dr.              S        1986      17,376        100           65         12
    207 South Westgate Dr.              S        1986      26,448        100           65         12
    300 South Westgate Dr.              S        1986      12,960        100           65         12
    4600 Dundas Circle                  S        1985      11,922        100           65         12
    4602 Dundas Circle                  S        1985      13,017         61           65         12
  Radar Road
    500 Radar Rd.                       I        1981      78,000        100            4         21
    502 Radar Rd.                       I        1986      15,000        100           10         18
    504 Radar Rd.                       I        1986      15,000        100           10         18
                                              Tenants Leasing
                                                25% or More
                                                of Rentable
                                              Square Feet at
  Property                                   December 31, 1995
    WP-5                             N/A
    Fairchild Bldg.                  Fairchild Industrial Products
    LUWA Bahnson Bldg.               Luwa Bahnson, Inc.
  University Commercial Center
    W-1                              Lagenthal Corp.
    W-2                              Paper Supply Company
    SR-1                             N/A
    SR-2 01/02                       Decision Point Marketing
    SR-3                             Decision Point Marketing
    Bldg. 01/02                      N/A
    Bldg. 03                         N/A
    Bldg. 04                         N/A
  Ivy Distribution Center (5)        N/A

  Knollwood Office Center
    370 Knollwood                    Krispy Kreme, Prudential
                                     Carolinas Realty
    380 Knollwood                    N/A
  Stoneleigh Business Park
    7327 W. Friendly Ave.            American Telecom, Salem Imaging
    7339 W. Friendly Ave.            IKEA, R.F. Micro Devices
    7341 W. Friendly Ave.            R.F. Micro Devices
    7343 W. Friendly Ave.            Executone
    7345 W. Friendly Ave.            Disston
    7347 W. Friendly Ave.            Law Engineering, Winship
    7349 W. Friendly Ave.            N/A
    7351 W. Friendly Ave.            General Transport, Burlington Air
                                     Express
    7353 W. Friendly Ave.            Office Equipment, Windsor Door
    7355 W. Friendly Ave.            R.F. Micro Devices
  Spring Garden Plaza
    4000 Spring Garden St.           N/A
    4002 Spring Garden St.           Jordan Graphics
    4004 Spring Garden St.           N/A
  Pomona Center -- Phase I
    7 Dundas Circle                  N/A
    8 Dundas Circle                  N/A
    9 Dundas Circle                  Netcom, Conservatop Corporation
  Pomona Center -- Phase II
    302 Pomona Dr.
    304 Pomona Dr.                   Fortune Personnel Consultants
    306 Pomona Dr.                   AEL Defense Corporation
    308 Pomona Dr.                   Hering North America
    5 Dundas Circle
  Westgate on Wendover -- Phase I
    305 South Westgate Dr.           Alarmguard, The Computer Store
    307 South Westgate Dr.           Anders Lufvenholm
    309 South Westgate Dr.           Network Information, McRae
                                     Graphics
    311 South Westgate Dr.           N/A
    315 South Westgate Dr.           N/A
    317 South Westgate Dr.           N/A
    319 South Westgate Dr.           N/A
  Westgate on Wendover -- Phase II
    206 South Westgate Dr.           Home Care of the Central
                                     Carolinas
    207 South Westgate Dr.           Health Equipment Services
    300 South Westgate Dr.           N/A
    4600 Dundas Circle               Oakwood Homes, Aquaterra, Inc.
    4602 Dundas Circle               Four Seasons Apparel
  Radar Road
    500 Radar Rd.                    Amoco Foam
    502 Radar Rd.                    East Texas Distributing
    504 Radar Rd.                    Triad International Maintenance,
                                     Dayva Industries

                                       15

                                                                      Percent                Ceiling/
                                                        Rentable    Occupied at    Percent    Clear
                                     Building   Year     Square     December 31,   Office     Height
  Property                           Type (1)   Built     Feet        1995 (2)     Finish     (Feet)
    506 Radar Rd.                       I        1986      15,000        100%          10%        18
  Holden/85 Business Park
    2616 Phoenix Dr.                    I        1985      31,894        100           32         10
    2606 Phoenix Dr. -- 100             S        1989      15,000        100           32         10
    2606 Phoenix Dr. -- 200             S        1989      15,000        100           32         10
    2606 Phoenix Dr. -- 300             S        1989       7,380         83           32         10
    2606 Phoenix Dr. -- 400             S        1989      12,300         90           32         10
    2606 Phoenix Dr. -- 500             S        1989      15,180        100           32         10
    2606 Phoenix Dr. -- 600             S        1989      18,540         90           32         10
  Industrial Village
    7906 Industrial Village Rd.
                                        I        1985      15,000        100           15         18
    7908 Industrial Village Rd.
                                        I        1985      15,000        100           15         18
    7910 Industrial Village Rd.
                                        I        1985      15,000        100           15         18
  Other Piedmont Triad Properties
    6348 Burnt Poplar                   I        1990     125,000        100            4         20
    6350 Burnt Poplar                   I        1992      57,600        100            3         20
    Stratford                           O        1991     135,533         97          100          9
    Chesapeake                          I        1993     250,000        100            3         28
    3288 Robinhood                      O        1989      19,599         83          100          9
  Total or Weighted Average of
  Piedmont Triad Properties                             4,152,233         93%
                                              Tenants Leasing
                                                25% or More
                                                of Rentable
                                              Square Feet at
  Property                                   December 31, 1995
    506 Radar Rd.                    Triad International Maintenance,
                                     American Coatings
  Holden/85 Business Park
    2616 Phoenix Dr.                 Pliana, Inc.
    2606 Phoenix Dr. -- 100          Piedmont Plastics, Rexham Corp.
    2606 Phoenix Dr. -- 200          REHAU, Inc., Readervision, Inc.
    2606 Phoenix Dr. -- 300          N/A
    2606 Phoenix Dr. -- 400          Spectrum Financial Services
    2606 Phoenix Dr. -- 500          The Record Exchange
    2606 Phoenix Dr. -- 600          AT&T, Sumitomo Electrical
  Industrial Village
    7906 Industrial Village Rd.
                                     Texas Aluminum
    7908 Industrial Village Rd.
                                     Bullock Distributors, Air Express
    7910 Industrial Village Rd.
                                     Wadkin North America, Inc.
  Other Piedmont Triad Properties
    6348 Burnt Poplar                Sears Roebuck & Co.
    6350 Burnt Poplar                Industries for the Blind
    Stratford                        Southern National Bank
    Chesapeake                       Chesapeake Display & Packaging
    3288 Robinhood                   N/A
  Total or Weighted Average of
  Piedmont Triad Properties

                              Charlotte Properties

  Steele Creek Park
    Bldg. A                             I        1989      42,500        100           19         21
    Bldg. B                             I        1985      15,031        100           20         21
    Bldg. E                             I        1985      39,300         57           13         21
    Bldg. G-1                           I        1989      22,500         44           11         21
    Bldg. H                             I        1987      53,614         64           16         21
    Bldg. K                             I        1985      19,400        100           25         21
    Bldg. N                             I        1989      22,000        100           11         21
  Highwoods/Forsyth Business Park
    4101 Stuart Andrew Blvd.            S        1984      12,185        100           60         16
    4105 Stuart Andrew Blvd.            S        1984       4,528        100           60         16
    4109 Stuart Andrew Blvd.            S        1984      15,212        100           60         16
    4201 Stuart Andrew Blvd.            S        1982      19,333         69           60         16
    4205 Stuart Andrew Blvd.            S        1982      23,401         91           60         16
    4209 Stuart Andrew Blvd.            S        1982      15,901        100           60         16
    4215 Stuart Andrew Blvd.            S        1982      23,372         95           60         16
    4301 Stuart Andrew Blvd.            S        1982      40,601         84           60         16
    4321 Stuart Andrew Blvd.            S        1982      12,774        100           60         16
  Parkway Plaza
    Building 1                          O        1982      58,263         88          100          8
    Building 2                          O        1983      88,227         93          100          8
    Building 3                          O        1984      82,307         83          100          8
    Building 7 (7)                      O        1985      60,722        100          100          8
    Building 8 (7)                      O        1986      40,615        100          100          8
    Building 9 (7)                      I        1984     110,000        100           32         26
  Other Charlotte Properties
    First Citizens                      O        1989      57,214        100          100          9
  Total or Weighted Average of
  Charlotte Properties                                    879,000         90%
  Steele Creek Park
    Bldg. A                          Terrell Gear Drives, Inc.
    Bldg. B                          Pumps Parts & Services Inc. (6)
    Bldg. E                          Bradman-Lake Inc. (6), Aptech,
                                     Inc.
    Bldg. G-1                        Safewaste Corp.
    Bldg. H                          Sugravo Rallis Engraving
    Bldg. K                          Aptech, Inc.
    Bldg. N                          Marketing Assoc. International
  Highwoods/Forsyth Business Park
    4101 Stuart Andrew Blvd.         N/A
    4105 Stuart Andrew Blvd.         Re-Directions, Transit & Level
                                     Clinic, Bell/Sysco Food
    4109 Stuart Andrew Blvd.         N/A
    4201 Stuart Andrew Blvd.         N/A
    4205 Stuart Andrew Blvd.         N/A
    4209 Stuart Andrew Blvd.         N/A
    4215 Stuart Andrew Blvd.         Cleaning Services Group, Rodan,
                                     Inc.
    4301 Stuart Andrew Blvd.         Circle K
    4321 Stuart Andrew Blvd.         Communications Technology
  Parkway Plaza
    Building 1                       BASF Corporation
    Building 2                       N/A
    Building 3                       N/A
    Building 7 (7)                   Northwest Mortgage
    Building 8 (7)                   Greenpoint Financial Corp.
    Building 9 (7)                   Aegis Technologies
  Other Charlotte Properties
    First Citizens                   Volvo Car Finance, Inc.
  Total or Weighted Average of
  Charlotte Properties

                                                                      Percent                Ceiling/
                                                        Rentable    Occupied at    Percent    Clear
                                     Building   Year     Square     December 31,   Office     Height
  Property                           Type (1)   Built     Feet        1995 (2)     Finish     (Feet)
                                              Tenants Leasing
                                                25% or More
                                                of Rentable
                                              Square Feet at
  Property                                   December 31, 1995

                              Richmond Properties

  Innsbrook Office Center
    Market American                     O        1988      39,306         93%         100%         8
    Proctor-Silex                       O        1986      58,366        100          100          8
    Vantage Place I                     O        1987      15,334         90          100          8
    Vantage Place II                    O        1987      14,223         87          100          8
    Vantage Place III                   O        1988      14,615        100          100          8
    Vantage Place IV                    O        1988      14,616        100          100          8
    Vantage Point                       O        1990      63,867         98          100         16
    Innsbrook Tech I                    S        1991      18,095        100           58         16
    DEQ Technology Center               S        1991      53,999         81           80         16
    DEQ Office                          O        1991      70,423        100          100          8
  Technology Park
    Virginia Center                     S        1985     119,064         94           70         14
  Total or Weighted Average of
  Richmond Properties                                     481,908         95%
  Total or Weighted Average of All
  Properties                                            9,215,171         93%
  Innsbrook Office Center
    Market American                  Mark IV
    Proctor-Silex                    Proctor-Silex, Inc.
    Vantage Place I                  Rountrey and Associates
    Vantage Place II                 Hastings-Tapley
    Vantage Place III                Stenrich Group, Inc.
    Vantage Place IV                 Corvel Healthcare, Cemetary Mgmt.
    Vantage Point                    EDS, Colonial Inc.
    Innsbrook Tech I                 Air Specialists of VA, Hobbs &
                                     Assoc.
    DEQ Technology Center            Virginia State Gov., First Health
    DEQ Office                       Virginia State Gov.
  Technology Park
    Virginia Center                  N/A
  Total or Weighted Average of
  Richmond Properties
  Total or Weighted Average of All
  Properties

(1) I = Industrial, S = Service Center and O = Office.
(2) Includes 29,000 rentable square feet leased but not occupied.
(3) Research Triangle Foundation of North Carolina, Inc. has a right of first refusal option to purchase any property offered for sale within the confines of the Research Triangle Park.
(4) Mohawk Corporation currently subleases its space to Volvo GM Heavy Truck
    Corp.
(5) Ivy Distribution Center enables the Company to establish relationships with potential tenants that need large blocks of affordable storage space, frequently on a short-term basis. With the exception of 1989 when the building was renovated to convert it from a manufacturing facility to a bulk warehouse facility, Ivy Distribution Center has produced a positive cash flow every year since its acquisition in 1978.
(6) These tenants have a first right of refusal option to purchase their respective leased properties in the event the Company elects to sell any of these properties pursuant to a bona fide third-party offer to purchase such properties.
(7) Properties subject to ground lease expiring December 31, 2082. Company has option to purchase land during the lease term at the greater of $35,000 per acre or 85% of appraised value.
                                       17

Development Land
     As of December 31, 1995, the Company owned approximately 203 acres of land for development. The following table sets forth the location (business park), acreage, build-out capacity and estimated construction costs with respect to the development land (dollars in thousands):

                                                                                                           Estimated
                                                                         Rentable Square Feet             Construction
Business Park                          Location      Acreage    (Office)     (Industrial)     (Total)        Costs
Capital Center...................      Raleigh          15        165,000            --        165,000      $ 14,250
Creekstone Park..................       Durham          16        186,000            --        186,000        15,810
Highwoods Office Center North....      Raleigh          18        310,000            --        310,000        26,350
Highwoods Office Center South....      Raleigh          45        525,000            --        525,000        44,625
Research Commons.................      RTP (1)          10        100,000            --        100,000         8,500
Airpark East.....................     Greensboro        13         57,000        50,000        107,000         5,020
Airpark North....................     Greensboro        10         20,000            --         20,000         1,600
NationsFord Business Park........     Charlotte         15             --       170,000        170,000         3,920
West Point Business
  Park...........................   Winston-Salem       35             --       384,000        384,000         8,712
Airport Center Drive
  (2)............................     Greensboro        20        241,000            --        241,000        21,690
Highwoods/Forsyth
  Park...........................     Greensboro         6             --        60,000         60,000         3,600
  Total..........................                      203      1,604,000       664,000      2,268,000      $154,077

(1) RTP = Research Triangle Park
(2) This land will be acquired in installments as it is placed in service or by June 2000, whichever occurs first.
     All of the Development Land is zoned and available for office or industrial development and 166 acres have utility infrastructure already in place. The Company believes that the cost of developing the Development Land could be financed with the funds available from the Company's existing credit facility, additional borrowings and offerings of equity securities. The Company believes that its commercially zoned and unencumbered land in existing business parks gives the Company an advantage in its future development activities over other commercial real estate development companies in the Research Triangle, the Piedmont Triad and Charlotte. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the Development Land. In addition, if construction is undertaken on the Development Land, the Company will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.
Option Land
     The Company has options to purchase or rights of first refusal to purchase, lease or develop a total of 166 acres of undeveloped land (the "Option Land") at locations adjacent to Properties in two existing business parks. The Company has long-term rights of first refusal to purchase, lease or develop: (i) 147 acres in the Expressway Commerce Center, which is targeted for development of warehouses and service center facilities and (ii) 19 acres adjacent to Creekstone Park, which is targeted for service center development. The Company believes that its options to purchase and rights of first refusal to purchase and develop the Option Land may provide a competitive advantage regarding its future development activities in the Research Triangle. Such future development, however, is dependent on the availability of favorable financing and other factors, and no assurance can be given that any of the Option Land will be purchased or developed by the Company. In connection with the acquisition of the Hock Portfolio, the Company has obtained certain rights to purchase or develop approximately 78 acres of land.
                                       18

Third-Party Purchase Options
     Five of the Properties are subject to purchase options in favor of existing tenants during the terms of their leases. Highland Industries, Inc. has the option during the term of its lease to purchase the Highlands Building in Airpark East for a purchase price of $1,034,000 during each of the first five years of the lease term and, thereafter, at decreasing amounts through the tenth year of the lease term when the price will be $926,000. Although the Company believes that the option purchase price on the Highlands Building is currently at or above the current fair market value of the subject property, no assurance can be given that such price will be equal to the fair market value of such property at the time the option is exercised. Marketing Associates International, Inc. has an option to purchase the building it occupies in Steele Creek Park for a purchase price of $900,000. On March 31, 1995, the option was extended for one year upon payment of $25,000. The extension payments may be applied to the purchase price which remains at $900,000 during the first extension period and may be increased above $900,000 during the second extension period based upon the percentage increase in the Consumer Price Index ("CPI"). Marketing Associates International, Inc. has notified the Company that it will exercise its purchase option on March 31, 1996. Pump Parts & Services, Inc. has an option to purchase the building it occupies in Steele Creek Park for a purchase price of $37.37 per square foot ($561,708), subject to a minimum increase in the per square foot purchase price of 5% per year. One of the tenants of Rexwoods II has an option to purchase 33% of the property in December 1998 for cash at the then-current fair market value, as to be determined by an independent appraiser. In addition, Glaxo Wellcome has the option to purchase the 4301 Building at Research Commons from March 1997 to the earlier of the lease termination or March 2003 for cash at the then-current fair market value to be determined by an appraiser chosen by the Company, provided the terms of such purchase are acceptable to the Company and Glaxo Wellcome.
                                       19

ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information with respect to the directors and executive officers of the Company:

         Name             Age   Principal Occupations and Other Directorships
O. Temple Sloan, Jr.      56    Director and Chairman of the Board of Directors. Mr. Sloan is a founder of the predecessor of the Company and most recently served as its Secretary-Treasurer.
                                Mr. Sloan also serves as Chairman of General Parts, Inc., a nationwide distributor of automobile replacement parts, which he founded. Mr. Sloan is Vice
                                Chairman of the Board of Trustees of Peace College and is a trustee of St.
                                Andrews College.
Ronald P. Gibson          51    Director, President and Chief Executive Officer. Mr. Gibson is a founder of the
                                Company and has served as its President since its incorporation in 1992 and as managing partner of its predecessor since its formation in 1978. Mr. Gibson is a member the Society of Industrial and Office Realtors and is a director of Capital
                                Associated Industries.
John L. Turner            49    Director, Vice Chairman of the Board of Directors and Chief Investment Officer.
                                Mr. Turner began his career in the real estate industry in 1969 and co-founded
                                Forsyth's predecessor in 1975. Mr. Turner is active in several Piedmont Triad economic development and business recruiting organizations. Mr. Turner serves on the University of North Carolina Board of Visitors and on the Winston-Salem Board
                                of Directors of NationsBank.
William T. Wilson, III    41    Director, Executive Vice President and President of the Company's Forsyth
                                Division. Mr. Wilson joined Forsyth in 1982 and served as its President from 1993 until its merger with the Company. Mr. Wilson serves on the Board of Directors of
                                Amos Cottage Rehabilitation Hospital, an affiliate of the Department of
                                Pediatrics of Bowman Gray School of Medicine, Old Salem, Inc. and Reynolda House,
                                Inc.
Thomas W. Adler           55    Director. Mr. Adler is Chairman and a Principal of Cleveland Real Estate
                                Partners, a fee-based real estate service company based in Cleveland, Ohio. Mr.
                                Adler helped create the Grubb and Ellis Institutional Investment Group and
                                previously served as its President. Mr. Adler served five years as a member of the Executive Committee and Board of Governors of the National Association of
                                Real Estate Investment Trusts, and he was national president in 1990 of the
                                Society of Industrial and Office Realtors. Mr. Adler formerly served on the Board of Directors of the National Association of Realtors and currently serves on the
                                Board of Governors of the American Society of Real Estate Counselors. He is an
                                active member of the Urban Land Institute.
William E. Graham         66    Director. Mr. Graham is a lawyer in private practice with the firm of Hunton &
                                Williams. Before joining Hunton & Williams on January 1, 1994, Mr. Graham was
                                Vice Chairman of Carolina Power & Light Company and had previously served as its general counsel. Mr. Graham is a former member of the Board of Directors of
                                Carolina Power & Light Company and currently serves on the Raleigh Board of
                                Directors of NationsBank. He also serves on the Board of Directors of BB&T Mutual
                                Funds Group and is a former Director of Kaiser Foundation Health Plan of North
                                Carolina.
Robert L. Kirby           65    Director. Mr. Kirby is a self-employed management consultant. Before retiring from the banking business in 1990, Mr. Kirby spent 34 years with NationsBank and its predecessor, North Carolina National Bank. At the time of his retirement, he was President and a member of the Board of Directors of NCNB National Bank of
                                Florida. Mr. Kirby is a member of the Boards of Directors of NationsBank of
                                Texas, N.A. and Cato Corporation.

                                       20

         Name             Age   Principal Occupations and Other Directorships
L. Glenn Orr, Jr.         55    Director. Mr. Orr is the Chairman, President and Chief Executive Officer of Orr
                                Management Co. He served as Chairman of the Board of Directors, President and
                                Chief Executive Officer of Southern National Corporation until its merger with
                                Branch Banking & Trust. Mr. Orr continues to be a director of the merged bank.
                                Mr. Orr, who previously served as President and Chief Executive Officer of
                                Forsyth Bank and Trust Co. and President of Community Bank in Greenville, S.C.,
                                is former President of the North Carolina Bankers Association. He is a trustee of
                                Wake Forest University and the University of North Carolina at Greensboro.
Stephen Timko             67    Director. Mr. Timko is a partner of JHPB Partners, a limited partner of the
                                Operating Partnership. He has served as Associate Vice President of Financial
                                Affairs for Temple University and Chief Financial Officer and Executive Vice
                                President of Finance and Administration for Beaunit Corporation. Mr. Timko
                                currently serves as Treasurer for Beaunit Corporation.
Edward J. Fritsch         37    Vice President, Secretary and President of the Company's Research Triangle
                                Division. Mr. Fritsch joined the Company in 1982 and currently serves as
                                President of the Company's Highwoods Division. Mr. Fritsch is a Certified
                                Property Manager.
Carman J. Liuzzo          35    Vice President, Chief Financial Officer and Treasurer. Mr. Liuzzo joined the
                                Company in 1994 and currently serves as Chief Financial Officer. Prior to joining the Company, Mr. Liuzzo was Vice President and Chief Accounting Officer for
                                Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties, Inc. Mr.
                                Liuzzo is a certified public accountant.

Employment Agreements
     The Company's executive officers generally have employment agreements with the Company with a three-year duration. Messrs. Gibson and Fritsch have employment agreements through June 1997, and Messrs. Turner, Wilson and Liuzzo have employment agreements through February 1998. Each contract includes provisions restricting the officers from competing with the Company during employment and, except in certain circumstances, for a limited period of time after termination of employment. Each of the employment contracts provides for severance payments in the event of termination by the Company without cause equal to the officer's base salary for the later of one year from the date of termination or the expiration of the three-year employment agreement.
                                       21

                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock has been traded on the NYSE under the symbol "HIW" since the Company's initial public offering. The following table sets forth the quarterly high and low sales prices per share reported on the NYSE for the periods indicated and the distributions paid per share for each such period.


Period or Quarter                    1995                                 1994
  Ended:                High      Low      Distribution      High      Low      Distribution
March 31............   $22.00    $19.88       $0.425            --        --            --(1)
June 30.............    25.50     21.25         0.45        $21.68    $19.68         0.075(2)
September 30........    26.88     23.88         0.45         21.13     19.75         0.425
December 31.........    28.38     25.50         0.45         21.68     18.50         0.425


(1) Prior to the Company's June 14, 1994, initial public stock offering.

(2) No distribution was paid during this period. The accrued distribution of $0.075 per share was paid on November 16, 1994 at the time the Company paid its initial distribution for the period from inception to September 30, 1994.

     On March 1, 1996, the last reported sale price of the Common Stock on the NYSE was $30.00 per share. On March 1, 1996, the Company had 516 stockholders of record.
     The Company intends to continue to pay regular quarterly distributions to holders of shares of Common Stock and holders of Units. Although the Company intends to maintain its current distribution rate, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

     During the year ended 1995, the Company's distributions totalled $25,348,000 of which $2,226,000 represented return of capital for financial statement purposes. The minimum per share distribution required to maintain REIT Status was approximately $1.55 per share in 1995 and $.48 per share in 1994.


     The Company has instituted a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect automatically to reinvest their distributions in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company may issue additional shares of Common Stock or, with respect to reinvested distributions, repurchase Common Stock in the open market for purposes of financing its obligations under the Dividend Reinvestment and Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial and operating information for the Company as of December 31, 1995 and 1994, for the year ended December 31, 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Company) as of and for each of the years in the five-year period ended December 31, 1993, and for the period from January 1, 1994, to June 13, 1994.

     Due to the impact of the initial formation of the Company and the initial public offering in 1994, the second and third offerings in 1995 and the transactions more fully described in "Management's Discussion and Analysis -- Overview and Background," the historical results of operations for the years ended December 31, 1991, 1992, 1993 and 1994 may not be comparable to the current period results of operations.

                      The Company and the Highwoods Group

                                                          Company
                                                                                             Year ended December 31,
                                                 Year Ended                   Highwoods
                                                December 31,                    Group        Year ended December 31,
                                                    1995         June 14,     January 1,
                                                                 1994 to       1994 to
                                                               December 31,    June 13,          Highwoods Group
                                                                   1994          1994       1993      1992      1991
                                                           (Dollars in thousands, except per share amounts)
Operating Data:
  Total revenue...............................   $   73,522     $   19,442     $  6,648    $13,450   $12,532   $ 9,774
  Rental property
    operating expenses........................       17,049(1)       5,110(1)     2,596(2)   6,248(2)   5,587(2)   4,467(2)
  General and administrative..................        2,737            810          280        589       694       690
  Interest expense............................       13,720          3,220        2,473      5,185     5,059     3,908
  Depreciation and amortization...............       11,082          2,607          835      1,583     1,431     1,135
  Income (loss) before minority interest......       28,934          7,695          464       (155)     (239)     (426)
  Minority interest...........................       (4,937)          (808)          --         --        --        --
  Income before extraordinary item............       23,997          6,887          464       (155)     (239)     (426)
  Extraordinary item-loss on early
    extinguishment of debt....................         (875)        (1,273)          --         --        --        --
  Net income (loss)...........................   $   23,122     $    5,614     $    464    $  (155)  $  (239)  $  (426)
  Net income per
    common share..............................   $     1.49     $      .63
Balance Sheet Data
  (at end of period):
  Real estate, net of
    accumulated depreciation..................   $  593,066     $  207,976     $     --    $51,590   $46,626   $44,554
  Total assets................................      621,134        224,777           --     58,679    53,688    48,647
  Total mortgages and
    notes payable.............................      182,736         66,864           --     64,347    60,279    56,455
Other Data:
  Number of in-service properties.............          191             44           14         14        13        13
  Total rentable square feet..................    9,215,171      2,746,219      816,690    816,690   794,174   794,174


(1) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security and utilities.
(2) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security, utilities, leasing, development, and construction expenses.
                                       23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview and Background
     The Highwoods Group (the predecessor to the Company) was comprised of 13 office properties and one warehouse facility (the "Highwoods-Owned Properties"), 94 acres of development land and the management, development and leasing business of Highwoods Properties Company ("HPC"). On June 14, 1994, following completion of the Company's initial public offering of 8,510,000 shares of Common Stock at a price of $21.00 per share, the Company, through a business combination involving entities under varying common ownership, succeeded to the Highwoods-Owned Properties, HPC's real estate business and 27 additional office properties owned by unaffiliated parties (such combination being referred to as the "Formation Transaction"). The Company acquired three additional Properties in 1994 after the Formation Transaction.
     During the year ended December 31, 1995, the Company acquired 144 Properties encompassing 6,357,000 square feet at a initial cost of $369,900,000. The following table summarizes the mergers and acquisitions completed during the year ended December 31, 1995 (dollars in thousands):

                                                    Number of       Rentable       Initial
Property                       Location             Properties     Square Feet       Cost
Forsyth Transaction    Piedmont Triad/Charlotte          57         3,630,565      $169,900
Richmond Expansion     Richmond                          10           362,844        28,700
Research Commons       Research Triangle                  6           539,310        60,000
Creekstone Crossing    Research Triangle                  1            59,299         4,500
Bissell Portfolio      Piedmont Triad/Charlotte          56           920,283        36,900
Hock Portfolio         Research Triangle                  5           274,604        21,200
Six Forks I & II       Research Triangle                  2            89,470         8,800
Cotton                 Research Triangle                  1            40,035         2,400
Parkway Plaza          Charlotte                          6           440,134        37,500
              Total                                     144         6,356,544      $369,900

     Minority interest in the Company represents the limited partnership interest owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations.
     The combined financial statements of the Highwoods Group for the two years ended December 31, 1993, include the accounts of the management, leasing and development operations of HPC and the partnerships that owned 14 buildings and two parcels of development land. The Highwoods Group's financial statements have been presented on a combined basis because of the affiliated general partners and common management of the Highwoods-Owned Properties. Given the effect of the acquisitions discussed above, the results of the Highwoods Group for the period from January 1, 1994, to June 13, 1994, and for the year ended December 31, 1993, are not comparable to the current operations of the Company.
     This information should be read in conjunction with the accompanying consolidated and combined financial statements and the related notes thereto.

     The pro forma operating data for the year ended December 31, 1994 assumes completion of the Initial Public Offering and the Formation Transaction as of January 1, 1994. See Note 1 "Organization and Formation of the Company."

Results of Operations
Comparison of the Company 1995 to the Company Pro Forma 1994
     For the year ended December 31, 1995 total revenues were comprised of $71,217,000 of rental revenues and $2,305,000 of interest and other income. For the year ended December 31, 1994 pro forma total
                                       24
revenues included $33,626,000 of rental revenues, $200,000 in distributions from Highwoods Services, Inc. and $456,000 of interest income.
     The $37,591,000 increase in rental income from pro forma 1994 to 1995 was primarily attributable to the rental revenue derived from properties acquired during 1995. Revenues from the Company's initial portfolio of 41 properties increased by 2.1% over the comparable 1994 period. Vacancies in Smoketree Tower and Cape Fear partially offset rental rate increases and occupancy gains in other properties.
     The increase in interest income from $465,000 in pro forma 1994 to $2,305,000 in 1995 was due primarily to the increase in short-term investments during the three month period following the Company's Third Offering in August 1995.
     Rental property expenses represented 23.9% of rental revenues in 1995 compared to 28.8% for pro forma 1994. The decline in this ratio was a result of increased operating efficiencies and the addition of revenues from industrial properties in 1995. Industrial properties are generally leased on a "triple net" basis with the tenant paying all operating costs.
     General and administrative expenses increased from $1,134,000 or 3.3% of total revenues for pro forma 1994 to $2,737,000 or 3.7% of total revenues for 1995. The increase in general and administrative expenses was a result of the growth of the Company's operations into the Piedmont Triad and Richmond.
     Interest expense increased from $5,604,000 for pro forma 1994 to $13,720,000 for 1995. The increase in interest expense was a result of an increased debt level during 1995 compared to 1994 as the Company financed a portion of its 1995 acquisition activity through the use of debt financing.
     Depreciation and amortization expense increased from $4,638,000 for pro forma 1994 to $11,082,000 for 1995. The increase in depreciation and amortization expense reflects the increase in real estate assets during 1995.
     Net income before minority interest and extraordinary item equaled $28,934,000 or $1.87 per share for 1995 compared to $13,229,000 or $1.47 per share for pro forma 1994.
     In connection with the repayment of indebtedness related to the Forsyth Transaction, the Company incurred prepayment penalties of $1,047,000. This amount was recorded as an extraordinary item and is presented in the consolidated financial statement as ($875,000), net of the minority interest in such loss.
Comparison of the Company Pro Forma 1994 to the Highwoods Group for the Year Ended December 31, 199 3
     For 1994, total revenue on a pro forma basis was $34,282,000 compared to historical revenues of $13,450,000 for the Highwoods Group for the same period of 1993. The net increase is primarily attributed to the addition of 27 additional office properties in connection with the initial public offering and increased occupancy of the Highwoods Group offset by the decrease in non-rental revenue (leasing, development and construction) due to the Company accounting for its interest in Highwoods Realty Services, Inc. and Highwoods Leasing Company under the cost method of accounting. Accordingly, on a pro forma basis, total revenues will include only the distributions from such subsidiaries.
     For 1994, rental property operating expenses total $9,677,000 and equaled 28.8% of rental revenues on a pro forma basis compared to $4,398,186 and 48.9% of rental revenues for the Highwoods Group on a historical basis for the same period of 1993. This decrease from historical to pro forma, as a percentage of rental revenues, is due primarily to the operations of the Properties on a combined, self-managed basis as compared to separate entities historically. Major components of the decrease in rental operating expenses as a percentage of rental revenues can be attributed to the provision of management and leasing services by employees of the Company for which fees were paid historically.
     For 1994 general and administrative expenses equaled $1,134,000 or 3.3% of total revenues on a pro forma basis compared to $589,000 or 4.4% of total revenues for 1993. Increased operating efficiencies in 1994 generated the decrease in general and administrative expenses as a percentage of revenues.
     For 1994, interest expense totaled $5,604,000 and equaled 16.3% of total revenues on a pro forma basis compared to $5,185,000 and 38.6% of total revenues on a historical basis for the Highwoods Group
                                       25
for the same period of 1993. This decrease from historical to pro forma, as a percentage of total revenues, is due primarily to the Company's reduced leverage as a result of the reduction of debt using proceeds from the initial public offering.
     The increase in depreciation expense from $1,583,000 for the Highwoods Group for 1993 to $4,638,000 for pro forma 1994 was due to the increase in real estate assets during 1994 as the Company increased its portfolio from 14 properties to 30 properties.
     For 1994, net income before minority interest would have been $13,229,000 on a pro forma basis compared to a loss of ($155,000) on a historical basis for the Highwoods Group for the same period of 1993. Lower interest expense combined with the operating efficiencies gained from operating the Properties on a combined basis and the increased revenues of the Company were the primary reasons for the increase in net income before minority interest from the historical periods to the same periods on a pro forma basis.
Highwoods Group -- Comparison of 1993 to 1992
     Revenue from rental operations for the Highwoods Group for 1993 increased $800,000, or 10%, to $8,984,000, as compared to $8,184,000 for 1992.
Approximately $360,000 of the increase related to additional lease up of Highwoods Tower, $165,000 resulted from the acquisition of the Leatherwood and Ironwood properties and $110,000 resulted from the opening in October 1993 of Rexwoods II. The balance of the increase, approximately $165,000, related to improved occupancy in the remainder of the portfolio, including approximately $100,000 in the Hawthorn building. Revenue from leasing, development, and construction income for the Highwoods Group for 1993, increased $231,000, or 7%, to $3,721,000, as compared to $3,490,000 for 1992. This increase was primarily due to the new properties (Highwoods Tower and Rexwoods II) and related construction income earned from the tenants occupying these properties.
     Operating expenses (which include property, construction, maintenance, leasing, depreciation, amortization, and marketing, general and administrative expenses) increased $709,000, or 9%, to $8,421,000 for 1993, as compared to $7,712,000 for 1992. This increase resulted primarily from an increase in property operating expenses of $201,000, an increase in construction and maintenance expense of $724,000, offset by a decrease in leasing expense of $263,000 for 1993 as compared to 1992.
     General and administrative expenses decreased $105,000 due to a reduction in professional services, and interest expense increased $126,000 from additional debt service on Rexwoods II for 1993 as compared to 1992. Depreciation and amortization increased $152,000 from $1,431,000 for 1992 to $1,583,000 for 1993. Depreciation expense on tenant improvements accounted for $234,000 of the depreciation expense for 1993.
     As a result of these changes in rental revenue and expenses, net loss decreased $84,000, or 35%, to $155,000 in 1993, as compared to $239,000 in 1992.
Liquidity and Capital Resources
Statement of Cash Flows
     The Company generated $43,169,000 in cash flows from operating activities and $93,443,000 in cash flow from financing activities for the year ended December 31, 1995. The Company utilized $136,032,000 of this cash flow to invest in real property assets of $130,411,000 and cash payments to joint venture partners of $6,593,000.
Capitalization
     The Company's total indebtedness at December 31, 1995 totaled $182,736,000 and was comprised of $6,500,000 outstanding under the Company's current $80,000,000 Credit Facility (the "Credit Facility"), $134,687,000 of conventional fixed rate mortgage indebtedness with an average rate of 9.0%, $36,549,000 outstanding under variable rate mortgages (see below for a discussion of interest rate protection agreements) and a 9%, $5,000,000 unsecured note.
     Based on the Company's total market capitalization of $836,328,000 at December 31, 1995 (at the December 31, 1995, stock price of $28.25 and including the conversion of the 3,731,000 Units of minority
                                       26
interest in the Operating Partnership), the Company's debt represented approximately 22% of its total market capitalization.
     The Company completed the following financing activities during year ended December 31, 1995:
     (Bullet) During the quarter ended March 31, 1995, the Company completed a 5,640,000 share public offering of Common Stock (including 640,000 shares issued pursuant to the underwriter's over allotment option). The net proceeds of the offering totaled $109,800,000 and were used primarily to retire indebtedness assumed in connection with the Forsyth Transaction.
     (Bullet) Also during the quarter ended March 31, 1995, the Company received the proceeds from a $41,000,000, 20-year fixed rate (8.97%) mortgage loan. After 10 years the loan provides for a rate reset, with each party having the option at that time to put or call the loan, as the case may be. The proceeds from the loan were used, together with the public offering proceeds discussed above, to fund the Forsyth Transaction.
     (Bullet) During the quarter ended September 30, 1995, the Company completed a 4,774,989 share public offering of Common Stock (including 574,989 shares issued pursuant to the underwriters' over allotment option). The net proceeds of the public offering totaled $110,000,000 and were used primarily to retire amounts outstanding under the Company's Credit Facility, to fund the Richmond Expansion, to fund the cost of various development projects and to provide working capital.
     (Bullet) Also, during the quarter ended September 30, 1995, the Company received the proceeds from a $32,000,000, 20-year fixed rate (8.15%) mortgage loan. After 10 years the loan provides for a rate reset and a put/call option (as described above). The proceeds from the loan were used to fund the property acquisitions made during the quarter.
     (Bullet) In connection with the acquisition of the Bissell Portfolio, the Company entered into a $12,250,000, 15-year variable rate mortgage loan with a put/call option at the end of years five and ten.
     (Bullet) In connection with the Company's 1995 acquisitions, the Company assumed 13 loans with an aggregate outstanding balance on the various transaction closing dates of $72,500,000 and issued 2,676,000 Units valued at $57,300,000.
     The Credit Facility requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on June 14, 1999. The Credit Facility bears interest at a floating rate equal to 150 basis points over one-month LIBOR, subject to the interest rate protection agreement described below. At December 31, 1995, one-month LIBOR was 5.9%. The Credit Facility is secured by first mortgage liens on a portfolio of 22 Properties. The Company has received a commitment from three commercial banks whereby they will provide the Company with a $140,000,000 unsecured credit facility (the "New Credit Facility"), which is expected to close March 31, 1996 subject to completion of final documentation. The New Credit Facility will replace the existing Credit Facility.

     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 150 basis points) to 7.0% with respect to the $80,000,000 Credit Facility, and (ii) in connection with the $36,549,000 variable rate mortgages, entered into interest rate swaps which limit its exposure to an increase in the interest rates to 7.24% with respect to the assumed indebtedness. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. Payments received from the counterparties under the interest rate protection agreements were $385,000 and $25,000 for 1995 and 1994, respectively. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Credit Facility and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the New Credit Facility and other debt and equity financing.
     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Credit Facility and New Credit Facility primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Credit Facility or New Credit Facility upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing Properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs.
Pending Nashville Acquisition
     On January 23, 1996, the Company entered into a letter of intent with Nashville, Tennessee-based Eakin & Smith, Inc. and its affiliates ("Eakin & Smith"), which outlined the principal terms in which the Company and Eakin & Smith would combine their property portfolios, management teams and business operations. Through the combination with Eakin & Smith, the Company will succeed to the ownership of seven 96% leased in-service suburban office buildings totaling 848,000 square feet, a 103,000-square-foot, 50% pre-leased suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. The aggregate purchase price, assuming the completion of the in-process development project in December 1996, is expected to total approximately $100,000,000 and is expected to be paid through the issuance of approximately 1.1 million limited partnership units of Highwoods/Forsyth Limited Partnership or shares of Common Stock, the assumption of approximately $42 million of indebtedness and cash payments of approximately $27 million. The aggregate purchase price includes deferred payments totaling $1,500,000, which are attributable to Eakin & Smith's brokerage and property management operations, that will be paid over a four-year period provided certain annual operating measurements are achieved. The Company will fund the cash payments with available capacity under its Credit Facility.
     Consummation of the transaction is subject to the completion of due diligence, the execution of a definitive contribution and exchange agreement, the consent of certain lenders, the approval of the transaction by the partners and shareholders of the contributing entities and certain other conditions. Assuming satisfaction of these conditions, the transaction is expected to close in March 1996.
                                       28

Possible Environmental Liabilities
     All of the properties, except Burnt Poplar, have been subjected to Phase I environmental reviews. These assessments have not revealed, nor is the Company aware of, any environmental liability that the Company believes would have a material adverse effect on the Company's results of operations, liquidity or capital resources. This projection, however, could prove to be incorrect depending on certain factors. For example, the Company's assessments may not reveal all environmental liabilities or there may be material environmental liabilities of which the Company is unaware. In addition, assumptions regarding groundwork-flow and the existence of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.
Compliance with the Americans with Disabilities Act
     Under the Americans with Disabilities Act (the "ADA"), all public accommodations and commercial facilities are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although the Company believes that the Properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect on the Company, if required changes involve a greater expenditure than the Company currently anticipates, the Company's results of operations, liquidity and capital resources could be adversely affected.
Funds From Operations and Cash Available for Distributions

     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below.


     Funds from Operations means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.


     Funds from operations and cash available for distributions should not be considered as alternatives to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity.

     Funds from operations and cash available for distribution for the year ended December 31, 1995 and for the period from June 14, 1994 to December 31, 1994 are summarized in the following table (in thousands):

                                                                              1995                  1994
                                                                       Current      New      Current      New
                                                                       Method     Method     Method     Method
Income before minority interest and extraordinary item..............   $28,934    $28,934    $ 7,695    $ 7,695
Add (deduct):
  Depreciation and amortization.....................................    11,082     11,082      2,607      2,607
  Amortization of deferred financing costs..........................     1,619         --        738         --
  Third-party service company cash flow.............................        --         --         --         --
  Rental income from straight-line rents............................    (1,519)        --       (503)        --
     Funds from operations before minority interest.................    40,116     40,016     10,537     10,302
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents............................        --     (1,519)        --       (503)
  Amortization of deferred financing costs..........................        --      1,619         --        738
  Non-incremental revenue generating capital expenditures:
     Building improvements paid.....................................    (1,337)    (1,337)      (150)      (150)
     Second generation tenant improvements paid.....................    (1,884)    (1,884)      (347)      (347)
     Second generation lease commissions paid.......................    (1,228)    (1,228)      (180)      (180)
       Cash available for distribution..............................   $35,667    $35,667    $ 9,860    $ 9,860
Weighted average shares/units outstanding (1).......................    18,697     18,697      9,991      9,991
Dividend payout ratio:
  Funds from operations.............................................      81.5%      81.8%      87.7%      89.7%
  Cash available from distribution..................................      91.7%      91.7%      93.7%      93.7%

(1) Assumes conversion of Units to shares of Common Stock.
Inflation
     In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and supplementary data are listed under Item 14(a) and filed as part of this report on the pages indicated.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                       30

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The section under the heading "Election of Directors" of the Proxy Statement for Annual Meeting of Stockholders to be held April 30, 1996 (the "Proxy Statement") is incorporated herein by reference for information on Directors of the Registrant. See ITEM X in Part I hereof for information regarding executive officers of the Registrant.
ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors


     The Company pays its directors who are not officers of the Company fees for their services as directors. Directors receive annual compensation of $10,000 plus a fee of $1,250 (plus out-of-pocket expenses) for attendance in person at each meeting of the Board of Directors, $500 for each committee meeting attended and $250 for each telephone meeting of the Board of Directors or of a committee. In addition, upon becoming a director of the Company, each non-employee director received options to purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value at the date of grant. These options vest in four equal annual installments commencing on the first anniversary of the date of grant. Officers of the Company who are directors are not paid any director fees.


Executive Compensation


     The following table sets forth certain information concerning the compensation of the chief executive officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the year ended December 31, 1995 and for the period from June 14, 1994 (the date of the IPO) to December 31, 1994:


                           Summary Compensation Table


                                                                                 Long-Term
                                                      Annual Compensation     Compensation(2)       All Other
Name and Principal Position                   Year     Salary     Bonus(1)      Options(#)        Compensation
Ronald P. Gibson                              1995    $ 173,397   $218,750         20,000            $ 2,310(3)
  President and Chief Executive Officer....   1994    $  81,250   $105,169         40,000            $ 7,737(3)
John L. Turner                                1995    $ 125,230   $119,531         45,000            $ 2,250(3)
  Chief Investment Officer(4)..............   1994           --         --             --                 --
William T. Wilson, III                        1995    $ 111,651   $114,750         50,000            $ 2,025(3)
  Executive Vice President and President of   1994           --         --             --                 --
  Forsyth Division(4)......................
Edward J. Fritsch                             1995    $ 113,750   $105,000         10,000            $ 4,559(3)
  Vice President, Secretary and President     1994    $  43,481   $ 36,575         30,000            $ 3,838(3)
  of Research Triangle Division............
Carman J. Liuzzo                              1995    $  99,167   $ 62,500         10,000            $ 1,511(3)
  Vice President, Chief Financial Officer     1994    $  41,347   $ 25,359         25,000            $25,000(5)
  and Treasurer............................





(1) Includes amounts earned in the indicated period which were paid in the following year. Twenty percent of bonus is in the form of units of phantom stock. Employees are credited with a specified number of units of phantom stock equal to such number of shares of Common Stock as could be purchased with 25% of the employee's cash bonus. Five years from the date of the phantom stock grant, employees will receive the value of a share of Common Stock for each unit of phantom stock. At the end of such five-year period, phantom stock holders also receive the value of the dividends paid during the period on the corresponding Common Stock assuming dividend reinvestment. Payouts with respect to phantom stock grants may be made in shares of Common Stock or cash or both. If an executive officer leaves the Company's employ for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all awards under the deferred compensation plan will be forfeited.

(2) These options will vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant. All 1995 amounts were granted in 1996 but were earned in 1995 except that Messrs. Turner and Wilson were each granted 45,000 options in 1995 in connection with the Forsyth Transaction (see the table below captioned "Option Grants in 1995").


(3) Represents amounts contributed by the Company under the Salary Deferral and Profit Sharing Plan.


(4) Messrs. Turner and Wilson became employees of the Company upon the combination with Forsyth Partners in February 1995.


(5) Paid in connection with Mr. Liuzzo's relocation to Raleigh upon joining the Company in June 1994.


     The following table sets forth certain information with respect to options granted in 1995 to the Named Executive Officers:


                             Option Grants in 1995


                                                                                              Potential Realizable
                              Number of        Percent of                                    Value at Assumed Annual
                             Securities      Total Options                                    Rates of Stock Price
                             Underlying        Granted to      Exercise                      Appreciation for Option
                               Options         Employees         Price       Expiration             Term (2)
Name                         Granted(1)         in 1995        Per Share        Date            5%           10%
Ronald P. Gibson.........           --               --              --          --                 --            --
John L. Turner...........       45,000            11.3%         $ 20.75     February 2005    $ 587,230   $ 1,488,152
William T. Wilson, III...       45,000            11.3%         $ 20.75     February 2005    $ 587,230   $ 1,488,152
Edward J. Fritsch........           --               --              --          --                 --            --
Carman J. Liuzzo.........           --               --              --          --                 --            --





(1) These options will vest in four equal installments on the second, third, fourth and fifth anniversaries of the date of grant.


(2) Realizable values have been reduced by the per share option exercise price that each optionee will be required to pay to the Company in order to exercise the options.


     The following table sets forth certain information with respect to options held by the Named Executive Officers at year-end 1995:


                          1995 Year-End Option Values


                             Number of Securities Underlying                   Value of Unexercised in-the-Money
                           Unexercised Options at 1995 Year-End                    Options at 1995 Year-End
Name                            Exercisable/Unexercisable                        Exercisable/Unexercisable(1)
Ronald P. Gibson........                  -- /40,000                                        -- /$290,000
John L. Turner..........                  -- /45,000                                        -- /$337,500
William T. Wilson,
III.....................                  -- /45,000                                        -- /$337,500
Edward J. Fritsch.......                  -- /30,000                                        -- /$217,500
Carman J. Liuzzo........                  -- /25,000                                        -- /$181,250





(1) Based on a closing price of $28.25 per share of Common Stock on December 29, 1995.


Employment Contracts


     Messrs. Gibson, Fritsch and Liuzzo entered into three-year employment contracts with the Company in 1994, as did Messrs. Turner and Wilson in 1995. These contracts provide for a minimum annual base salary at the rate of $150,000 for Mr. Gibson, $150,000 for Mr. Turner, $135,000 for Mr. Wilson, $85,000 for Mr. Fritsch, and $86,000 for Mr. Liuzzo, which rate may be increased by the Board of Directors. As of December 31, 1995, the annual base salary rate was $175,000 for Mr. Gibson, $150,000 for Mr. Turner, $135,000 for Mr. Wilson, $120,000 for Mr. Fritsch and $100,000 for Mr. Liuzzo. Each contract includes provisions restricting the officers from competing with the Company during employment and, except in certain circumstances, for a limited period of time after termination of employment. Each of the employment contracts provides for severance payments in the event of termination by the Company without cause equal to the officer's base salary at the rate then in effect for the later of one year from the date of termination or three years from the contract date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The section under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 10, 1995, the Operating Partnership acquired the six-building Research Commons office center in exchange for Units and the assumption of certain indebtedness. Mr. Timko, who is a director of the Company, was one of the owners of Research Commons and indirectly received 262,215 Units as a result of the transaction. Mr. Timko may also receive his share of up to 40,000 additional Units, which may be paid in the event the property meets certain performance objectives. Pursuant to the terms of the Research Commons acquisition agreements, if the rentals of the buildings at Research Commons meet certain levels of financial performance, the prior owners of Research Commons are entitled to receive an additional 40,000 Units, subject to increase for accrued dividends from the date of the Company's purchase of Research Commons on any such earn-out Units issued. Earn-out Units will be issued in the event the leases for the 4301 building and the 4501 building at the Research Commons office park are renewed; provided, however, that no earn-out Units are issuable if expenditures related to such renewals exceed $440,000. As part of the Research Commons acquisition, Mr. Timko was released from guarantees aggregating approximately $6.3 million relating to indebtedness secured by Research Commons, and the Company assumed a $5 million promissory note owed by the previous owners of Research Commons (of which Mr. Timko was an affiliate) to Beaunit Corporation, which is also affiliated with Mr. Timko.


     On February 23, 1995, the Company and Forsyth Partners combined their property portfolios, management teams and business operations. As part of the combination with Forsyth Partners (the "Forsyth Transaction"), the Company succeeded to the ownership of 58 commercial properties and the management, brokerage, development, construction and related businesses of Forsyth Partners. In connection with the Forsyth Transaction, Messrs. Turner and Wilson contributed their interests in the assets of Forsyth Partners in exchange for the following: Mr. Turner received 399,541 Units (including 43,692 Units in exchange for a promissory note secured by Ivy Distribution Center, which was acquired in the Forsyth Transaction); and Mr. Wilson received 258,204 Units. Each of Messrs. Turner and Wilson also received warrants to acquire 35,000 shares of Common Stock at $21.00 per share and options to purchase 45,000 shares of Common Stock at $20.75 per share, which options are exercisable in four equal annual installments commencing on the second anniversary of the date of grant. In addition, (i) Messrs. Turner and Wilson were released from guarantees aggregating approximately $39.5 million relating to indebtedness secured by properties contributed in the Forsyth Transaction, and (ii) the Operating Partnership indemnified certain owners of Forsyth Partners, including Messrs. Turner and Wilson, for any obligations that may arise under approximately $2.5 million of additional guarantees relating to indebtedness that was assumed by the Company and was not released by the lender.


     On May 25, 1995, the Company purchased Creekstone Crossing, a 59,000-square foot service center (96% office finish) in Raleigh-Durham, North Carolina. The aggregate purchase price was $4.5 million paid through the issuance of 4,640 Units in the Operating Partnership and the assumption of $4.4 million of indebtedness. Messrs. Sloan (chairman of the Board of Directors), Gibson (chief executive officer) and Fritsch (vice president) indirectly owned 16.5%, 4.9% and 1.3%, respectively, of the property prior to its sale to the Company.

     On December 4, 1995, the Company purchased the Cotton Building, a 40,000-square foot office building in Raleigh-Durham, North Carolina, for approximately $2.3 million. The purchase price consisted of 23,466 Units (valued at $25.50) and the assumption of $1.7 million of indebtedness. Mr. Sloan indirectly owned 50% of the property at the time of its sale to the Company. The property was valued using discount cash flow analysis and by a comparison to other comparable building sale transactions. In accordance with the Company's conflict of interest policies, the purchase price was approved by the Company's independent directors.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 10-K
(a) 1. and 2. Financial Statements and Schedules
     The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
Highwoods Properties, Inc.
  Report of Independent Auditors...........................................................................     39
  Consolidated Balance Sheets as of December 31, 1995 and 1994.............................................     40
  Consolidated Statements of Operations for the Year Ended December 31, 1995 and for the Period from June
     14, 1994 (commencement of operations) to December 31, 1994............................................     41
  Consolidated Statement of Stockholders' Equity for the Period from June 14, 1994 (commencement of
     operations) to December 31, 1995......................................................................     42
  Consolidated Statement of Cash Flows for the Year Ended December 31, 1995 and for the Period from June
     14, 1994 (commencement of operations) to December 31, 1994............................................     43
  Notes to Consolidated Financial Statements...............................................................     45
  Schedule III -- Real Estate and Accumulated Depreciation.................................................     57
Highwoods Group
  Report of Independent Auditors...........................................................................     63
  Combined Balance Sheets as of December 31, 1993 and 1992.................................................     64
  Combined Statements of Operations for the period from January 1, 1994 to June 13, 1994 and for the years
     ended December 31, 1993, 1992, and 1991...............................................................     65
  Combined Statements of Owners' Deficit for the years ended December 31, 1993, 1992 and 1991..............     66
  Combined Statements of Cash Flows for the period from January 1, 1994 to June 13, 1994 and for the years
     ended December 31, 1993, 1992 and 1991................................................................     67
  Notes to Combined Financial Statements...................................................................     68
  Schedule III-Real Estate and Accumulated Depreciation....................................................     72




3. Exhibits

           Exhibit No.                                                    Description
          2.1(1)                 --     Master Agreement of Merger and Acquisition dated January 9, 1995 by and among
                                        Highwoods Realty Limited Partnership, Forsyth Partners Holdings, Inc., Forsyth
                                        Partners Brokerage, Inc., John L. Turner, William T. Wilson, III, John E. Reece
                                        II, H. Jack Leister and the partnerships and corporations listed therein (list of omitted schedules included)
          2.2(1)                 --     Agreement pursuant to Item 601(b)(2) of Regulation S-K
          2.3(2)                 --     Omnibus Option Agreement by and among Highwoods Realty Limited Partnership and the Grantors named therein dated March 24, 1994
          3.1(2)                 --     Amended and Restated Articles of Incorporation of the Company
          3.2(2)                 --     Amended and Restated Bylaws of the Company
          4.1(2)                 --     Specimen of certificate representing shares of Common Stock
         10.1(2)                 --     Amended and Restated Agreement of Limited Partnership of the Operating
                                        Partnership
         10.2(5)                 --     Form of Registration Rights and Lockup Agreement among the Company and the
                                        Holders named therein, which the Company and all Unit holders have signed to date
         10.3(2)                 --     Articles of Incorporation of Highwoods Services, Inc.
         10.4(2)                 --     Bylaws of Highwoods Services, Inc.
         10.5(3)                 --     Articles of Incorporation of Forsyth Properties Services, Inc.
         10.6(3)                 --     Bylaws of Forsyth Properties Services, Inc.
         10.7(4)(5)              --     Amended and Restated 1994 Stock Option Plan

           Exhibit No.                                                    Description
         10.8(a)(1)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        Ronald P. Gibson
         10.8(b)(1)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        Edward J. Fritsch
         10.8(c)(3)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        Carman J. Liuzzo
         10.8(d)(3)(4)           --     Employment Agreement between the Company and the Operating Partnership and John
                                        L. Turner
         10.8(e)(3)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        William T. Wilson, III
         10.9(2)                 --     Option Agreement dated February 24, 1994 between State of California Public
                                        Employees' Retirement System and Highwoods Properties Company relating to acquisition of the CalPERS Properties
         10.10(2)                --     First Amendment to Option Agreement dated May 1994 between The State of
                                        California Public Employees' Retirement System and Highwoods Properties Company
         10.11(2)                --     Option Agreement dated March 31, 1994 among Duke University; Ralph W. Mullins,
                                        Jr.; Daniel C. Austin; M&A Investment Company; Quail Professional Center II;
                                        Quail Corners Office Building, Ltd. and A&M Investment Company and Highwoods
                                        Properties Company relating to acquisition of the Austin Mullins Properties (the
                                        North Park Properties) and the Option Land adjacent thereto
         10.12(2)                --     Form of Right of First Refusal between The Nelson Company and Highwoods Realty
                                        Limited Partnership relating to the Option Land in Creekstone Park
         10.13(2)                --     Form of Option to Purchase between Rex Drive Associates and Highwoods Properties
                                        Company relating to Option Land in the Rexwoods Office Center
         10.14(2)                --     Form of Agreement for Sale of Partnership Interests among Rexwoods II
                                        Associates, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Rexwoods II
         10.15(2)                --     Form of Agreement for Sale of Partnership Interests among Expressway One
                                        Partnership, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Expressway One
         10.16(2)                --     Form of Agreement for Sale of Partnership Interests among Riverbirch Associates,
                                        Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Riverbirch
         10.17(2)                --     Form of Agreement for Sale of Partnership Interests among The Nelson Company,
                                        Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Development Land in Creekstone Park
         10.18(2)                --     Form of Agreement for Sale of Partnership Interests among Blue Ridge II
                                        Associates, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Blue Ridge II
         10.19(2)                --     Form of Agreement for Sale of Partnership Interests among Progress Center II
                                        Partnership, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of CompuChem
         10.20(2)                --     Form of Agreement for Sale of Partnership Interests among Laser Associates,
                                        Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Rexwoods Center
         10.21(2)                --     Form of Agreement for Sale of Partnership Interests among Rexwoods III
                                        Associates, Limited Partnership, Highwoods Realty Limited Partnership and the
                                        Sellers named therein relating to the purchase of Rexwoods III
         10.22(2)                --     Form of Right of First Refusal between Expressway One Partnership and Highwoods
                                        Realty Limited Partnership relating to Option Land in Expressway Commerce Center
         10.23(1)                --     Form of Supplemental Representations, Warranties and Agreements executed by
                                        Stanley O. Kelley to Highwoods Realty Limited Partnership related to the transfer of Ivy Distribution Center
         10.24(1)                --     Omnibus Option Agreement dated January 3, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein related to the sale of interests in 370 and 380 Knollwood, Ivy Distribution Center and Chesapeake

           Exhibit No.                                                    Description
         10.25(1)                --     Omnibus Option Agreement dated January 3, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein related to the sale of interests in 370 and 380 Knollwood and Ivy Distribution Center
         10.26(1)                --     Omnibus Option Agreement dated January 3, 1995 by and between Highwoods Realty
                                        Limited Partnership and Stanley O. Kelley related to the sale of interests in
                                        Ivy Distribution Center
         10.27(1)                --     Omnibus Option Agreement dated January 3, 1995 by and between Highwoods Realty
                                        Limited Partnership and A.T. Williams Oil Company related to the sale of interests in 3288 Robinhood
         10.28(1)                --     Omnibus Option Agreement dated January 4, 1995 by and between Highwoods Realty
                                        Limited Partnership and James F. Marshall related to the sale of interests in
                                        Airpart East, Airpark West, Airpark North, West Point Business Park, Steele
                                        Creek Park, Woodlawn Plaza, and 370 and 380 Knollwood
         10.29(1)                --     Omnibus Option Agreement dated January 6, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein related to the sale of interests in Airpark East, Airpark West, Airpark North, West Point Business
                                        Park, Steele Creek Park, 370 and 380 Knollwood, Chesapeake, Woodlawn Plaza,
                                        University Commercial Center, 3288 Robinhood, the NationsFord Development Land,
                                        and the ownership interests in FP Brokerage Partnership, FP Development, FP
                                        Construction and FPI
         10.30(1)                --     Omnibus Option Agreement dated January 6, 1995 by and between Highwoods Realty
                                        Limited Partnership and William T. Wilson, III related to the sale of interests in Airpark East, Airpark West, Airpark North, West Point Business Park, Steele
                                        Creek Park, 370 and 380 Knollwood, Chesapeake, Woodlawn Plaza, University
                                        Commercial Center, 3288 Robinhood, the NationsFord Development Land, and the
                                        ownership interests in FP Brokerage Partnership, FP Development, FP Construction
                                        and FPI
         10.30(1)                --     Omnibus Option Agreement dated January 6, 1995 by and between Highwoods Realty
                                        Limited Partnership and John L. Turner related to the sale of interests in
                                        Airpark East, Airpark West, Airpark North, Ivy Distribution Center, West Point
                                        Business Park, Steele Creek Park, Chesapeake, Woodlawn Plaza, the NationsFord
                                        Development Land, 3288 Robinhood, 370 and 380 Knollwood, University Commercial
                                        Center and the ownership interests in Forsyth Partners Brokerage Partnership, FP
                                        Development, FP Construction and FPI
         10.31(1)                --     Omnibus Option Agreement dated January 3, 1995 by and between Highwoods Realty
                                        Limited Partnership and Forsyth Partners Brokerage, Inc. related to the sale of assets to Highwoods Realty Limited Partnership
         10.32(1)                --     Omnibus Option Agreement dated January 6, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein relating to the sale of interests in 370 and 380 Knollwood, West Point Business Park, Woodlawn Plaza and
                                        Chesapeake and the ownership interest in FP Development
         10.33(1)                --     Real Estate Purchase and Sale agreement dated August 4, 1994 between Petula
                                        Associates, Ltd. and Forsyth Partners Holding, Inc. with amendment dated
                                        December 2, 1994, related to the purchase of interests in Airpark West, Airpark
                                        East, Airpark North, University Commercial Center, and Steele Creek Park, which agreement will be assigned to Highwoods Realty Limited Partnership
         10.34(a)(1)             --     Option Agreement dated July 31, 1994 between Burnt Poplar Associates Limited
                                        Partnership and Forsyth Partners Holdings, Inc. related to the acquisition of
                                        Burnt Poplar, which agreement will be assigned to Highwoods Realty Limited
                                        Partnership
         10.34(b)(1)             --     Indemnification Agreement dated September 26, 1994 between Burnt Poplar
                                        Associates Limited Partnership and Forsyth Partners Holdings, Inc. related to the acquisition of Burnt Poplar, which agreement will be assigned to Highwoods
                                        Realty Limited Partnership

           Exhibit No.                                                    Description
         10.35(1)                --     Contract of Sale and Purchase dated December 2, 1994 between Stratford
                                        Properties Joint Venture and Forsyth Partners Holdings, Inc., with amendment dated December 30, 1994, related to the acquisition of Stratford, which agreement will be assigned to Highwoods Realty Limited Partnership
         10.36(1)                --     Contribution and Exchange Agreement dated January 10, 1995 between 4501
                                        Alexander Associates and Highwoods Realty Limited Partnership related to the acquisition of Research Commons
         10.37(1)                --     Contribution and Exchange Agreement dated January 10, 1995 between JHPB Partners and Highwoods Realty Limited Partnership related to the acquisition of Research
                                        Commons
         10.38(5)                --     Contribution and Exchange Agreement by and among the Operating Partnership, R-K
                                        Properties 3, L.P. and the Partners listed therein, dated as of July 18, 1995, relating to acquisition of Vantage Point
         10.39(5)                --     Purchase and Sale Agreement by and between the Operating Partnership and R-K
                                        Properties 5, L.P., dated as of July 18, 1995, relating to the acquisition of
                                        Innsbrook Tech I Center
         10.40(5)                --     Purchase and Sale Agreement by and between the Operating Partnership and R-K
                                        Properties 1, L.P., dated as of July 18, 1995, relating to the acquisition of
                                        Vantage Place II
         10.41(5)                --     Purchase and Sale Agreement by and between the Operating Partnership and R-K
                                        Properties 2, L.P., dated as of July 18, 1995, relating to the acquisition of
                                        Vantage Place IV
         10.42(5)                --     Asset Purchase Agreement between Ross-Kreckman Management Corporation and
                                        Highwoods Services, dated as of July 5, 1995
         10.43(5)                --     Contribution and Exchange Agreement by and among the Operating Partnership,
                                        Vantage Associates I, L.P. and the Partners listed therein, dated as of July 18,
                                        1995, relating to the acquisition of Vantage Place I
         10.44(5)                --     Contribution and Exchange Agreement by and among the Operating Partnership,
                                        Vantage Associates II, L.P. and the Partners listed therein, dated as of July
                                        18, 1995, relating to the acquisition of Vantage Place III
         10.45(5)                --     Agreement for Contribution and Exchange of Partnership Interests by and among the Operating Partnership, Creekstone Associates I and the Contributors named therein, dated as of May 11, 1995, relating to the acquisition of Creekstone
                                        Crossing
         10.46(5)                --     Ground Lease Agreement by and between Landlord and Seven Parkway Plaza dated as of July 23, 1985, relating to Parkway Plaza Building 7
         10.47(5)                --     Ground Lease Agreement by and between Landlord and Eight Parkway Plaza dated as of July 31, 1986, relating to Parkway Plaza Building 8
         10.48(5)                --     Ground Lease Agreement by and between Landlord and Nine Parkway Plaza dated as of April 29, 1984, relating to Parkway Plaza Building 9
         10.49(5)                --     Contribution and Exchange of the Cotton Building between SJ Company and the
                                        Operating Partnership dated December 4, 1995
         10.50(1)                --     Form of warrant issued to Messrs. Turner, Wilson and Reece
         10.51(1)                --     Operating Agreement of Forsyth/Carter Brokerage of North Carolina, L.L.C.
                                        (included in Exhibit 2.1)
         21.1(1)                 --     Schedule of Subsidiaries of the Company


(1) Previously filed on Form S-11, File No. 33-88364, and incorporated herein by reference.
(2) Previously filed on Form S-11, File No. 33-76952, and incorporated herein by reference.

(3) A form of this document was previously filed. Copy of executed document filed on Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Management contract or compensatory plan.

(5) Previously filed on Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.
(b) Reports on Form 8-K
     There were no reports on Form 8-K filed by the Company during the fourth quarter of 1995.
                                       38

                         REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.
     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995 and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for the year ended December 31, 1995 and for the period from June 14, 1994 (commencement of operations) to December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information required to be set forth therein.
                                          ERNST & YOUNG LLP

Raleigh, North Carolina
February 2, 1996,
except note 11 as to which the date is
April 29, 1996

                           HIGHWOODS PROPERTIES, INC.
                          Consolidated Balance Sheets
                    (In thousands, except per share amount)

                                                                                                December 31,
                                                                                              1995        1994
Assets
Real estate assets, at cost:
  Land...................................................................................   $106,955    $ 34,484
  Buildings and improvements.............................................................    491,581     183,572
  Development in process.................................................................     15,508         643
  Furniture, fixtures and equipment......................................................      1,288         967
                                                                                             615,332     219,666
  Less -- accumulated depreciation.......................................................    (22,266)    (11,690)
  Net real estate assets.................................................................    593,066     207,976
Cash and cash equivalents................................................................      6,838       6,258
Accounts and notes receivable............................................................      6,338         496
Notes receivable from service subsidiaries...............................................      1,274         620
Accrued straight line rents receivable...................................................      3,407       1,888
Other assets:
  Deferred leasing costs.................................................................      4,253       2,139
  Deferred financing costs and interest rate caps........................................      8,268       6,796
  Prepaid expenses and other.............................................................      1,521         330
                                                                                              14,042       9,265
  Less -- accumulated amortization.......................................................     (3,831)     (1,726)
                                                                                              10,211       7,539
                                                                                            $621,134    $224,777
Liabilities and stockholders' equity
Mortgages and notes payable..............................................................   $182,736    $ 66,864
Accounts payable, accrued expenses and other liabilities.................................     11,052       5,717
  Total liabilities......................................................................    193,788      72,581
Minority interest........................................................................     73,536      15,981
Stockholders' equity:
Common stock, $.01 par value, authorized 100,000,000 shares;
  issued and outstanding 19,404,411 at December 31, 1995 and 8,986,910 at December 31,
  1994...................................................................................        194          90
Additional paid-in capital...............................................................    355,248     135,531
Retained earnings (distributions in excess of net earnings)..............................     (1,632)        594
  Total stockholders' equity.............................................................    353,810     136,215
                                                                                            $621,134    $224,777

          See accompanying notes to consolidated financial statements.
                                       40

                           HIGHWOODS PROPERTIES, INC.
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                    For the Year Ended December 31, 1995 and
 for the Period from June 14, 1994 (commencement of operations) to December 31,
                                      1994

                                                                                               1995       1994
Revenue:
  Rental income............................................................................   $71,217    $19,011
  Distributions from service and leasing subsidiaries......................................        --        100
  Interest and other income................................................................     2,305        331
Total revenue..............................................................................    73,522     19,442
Operating expenses:
  Rental property..........................................................................    17,049      5,110
  Depreciation and amortization............................................................    11,082      2,607
  Interest expense:
     Contractual...........................................................................    12,101      2,482
     Amortization of deferred financing costs and interest rate cap........................     1,619        738
                                                                                               13,720      3,220
  General and administrative...............................................................     2,737        810
     Income before minority interest and extraordinary item................................    28,934      7,695
Minority interest..........................................................................    (4,937)      (808)
     Income before extraordinary item......................................................    23,997      6,887
Extraordinary item -- loss on early extinguishment of debt.................................      (875)    (1,273)
     Net income............................................................................   $23,122    $ 5,614
Net income per common share:
  Income before extraordinary item.........................................................   $  1.55    $  0.77
  Extraordinary item -- loss on early extinguishment of debt...............................      (.06)     (0.14)
  Net income...............................................................................   $  1.49    $  0.63
  Weighted average shares outstanding......................................................    15,487      8,936

          See accompanying notes to consolidated financial statements.
                                       41

                           HIGHWOODS PROPERTIES, INC.
                 Consolidated Statement of Stockholders' Equity
                                 (In thousands)
                    For the Year Ended December 31, 1995 and
 for the Period from June 14, 1994 (commencement of operations) to December 31,
                                      1994

                                                                                            Retained
                                                                                            Earnings
                                                                                         (Distributions
                                                            Common      Additional        in Excess of
                                                            Stock     Paid-In-Capital    Net Earnings)      Total
Balance at June 14, 1994 (commencement of operations)....    $--         $       1          $--            $      1
Issuance of 8,986,190 shares of common stock.............      90          164,324                          164,414
Charge to reflect carryover of historical basis of
  accounting and recognition of minority interest in
  Operational Partnership for continuing investors.......    --            (28,794)          --             (28,794)
Distributions paid.......................................    --            --                 (5,020)        (5,020)
Net income...............................................    --            --                  5,614          5,614
Balance at December 31, 1994.............................      90          135,531               594        136,215
Issuance of 10,418,221 shares of common stock............     104          219,717           --             219,821
Distributions paid.......................................    --            --                (25,348)       (25,348)
Net income...............................................    --            --                 23,122         23,122
Balance at December 31, 1995.............................    $194        $ 355,248          $ (1,632)      $353,810

          See accompanying notes to consolidated financial statements.
                                       42

                           HIGHWOODS PROPERTIES, INC.
              Consolidated Statement of Cash Flows of the Company
                                 (In thousands)
                    For the Year Ended December 31, 1995 and
 for the Period from June 14, 1994 (commencement of operations) to December 31,
                                      1994

                                                                                              1995        1994
Operating activities:
Net income...............................................................................   $ 23,122    $  5,614
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..........................................................     12,701       3,345
  Loss on early extinguishment of debt...................................................        875       1,273
  Minority interest......................................................................      4,937         808
  Changes in operating assets and liabilities:
     Accounts receivable.................................................................     (1,561)       (321)
     Prepaid expenses and other assets...................................................       (173)       (521)
     Accrued straight line rents receivable..............................................     (1,519)       (503)
     Accounts payable, accrued expenses and other liabilities............................      4,787       3,455
       Net cash provided by operating activities.........................................     43,169      13,150
Investing activities:
Proceeds from disposition of real estate assets..........................................      2,200       --
Additions to real estate assets..........................................................   (130,411)    (99,208)
Other assets and notes receivable........................................................     (1,777)       (620)
Cash from contributed net assets.........................................................        549       2,088
Cash paid in exchange for partnership net assets.........................................     (6,593)     (9,623)
     Net cash used in investing activities...............................................   (136,032)   (107,363)
Financing activities:
Distributions paid.......................................................................    (29,845)     (5,020)
Net proceeds from the sale of common stock...............................................    219,821     164,413
Payment of prepayment penalties and loan costs...........................................     (1,046)     (1,025)
Borrowings on credit facility............................................................     50,800      62,700
Repayment of credit facility.............................................................    (87,000)    (20,000)
Proceeds from mortgages and notes payable................................................     90,250       --
Repayment of mortgages...................................................................   (148,907)    (93,947)
Payment of deferred financing costs......................................................       (630)     (6,650)
     Net cash provided by financing activities...........................................     93,443     100,471
Net increase in cash and cash equivalents................................................        580       6,258
Cash and cash equivalents at beginning of the period.....................................      6,258       --
Cash and cash equivalents at end of the period...........................................   $  6,838    $  6,258
Supplemental disclosure of cash flow information:
Cash paid for interest...................................................................   $ 11,965    $  2,073

          See accompanying notes to consolidated financial statements.
                                       43

                           HIGHWOODS PROPERTIES, INC.
        Consolidated Statement of Cash Flows of the Company -- Continued
                                 (In thousands)
                    For the Year Ended December 31, 1995 and
 for the Period from June 14, 1994 (commencement of operations) to December 31,
                                      1994

Supplemental disclosure of non-cash investing and financing activities
The following summarizes the net assets contributed by the Unit holders of the Operating
  Partnership or assets acquired subject to mortgages and notes payable:
                                                                                               1995       1994
Assets:
Real estate assets, net...................................................................   $260,883    $51,614
Cash and cash equivalents.................................................................        549      2,088
Deferred rent receivable..................................................................      --         1,385
Tenant leasing costs, net.................................................................      --         1,188
Deferred financing costs, net.............................................................        842        488
Accounts receivable and other.............................................................      6,290        174
  Total assets............................................................................    268,564     56,937
Liabilities:
Mortgages payable.........................................................................    210,728     63,947
Accounts payable, accrued expenses and other liabilities..................................        549      2,262
  Total liabilities.......................................................................    268,564     66,209
     Net assets (liabilities).............................................................   $ 57,287    $(9,272)
In connection with the above transactions, the Company made additional cash payments to certain partners in exchange for their partnership net assets in the amounts of $9,623,000 in 1994 and
  $6,593,000 in 1995. These transactions were accounted for using the purchase method of accounting.
  Further in connection with these transactions, the Company received cash payments at closing to fund the payment of certain accrued liabilities such as property taxes.
Additionally, in connection with the formation of the Company additional debt of $54,164,000 was assumed and Units valued at $4,199,000 were issued during the period from June 14, 1994, to December 31, 1994.

          See accompanying notes to consolidated financial statements.
                                       44

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Formation of the Company
     Highwoods Properties, Inc. (the "Company") is a self-administered and self managed real estate investment trust (REIT) which operates in the Southeastern United States. The Company's assets include 87 suburban office properties, 104 industrial properties and 203 acres of undeveloped land suitable for future development.
     The Company was incorporated in Maryland in February 1994 and is the successor to the operations of the Highwoods Group. On June 14, 1994, the Company commenced operations upon completion of a public offering of 7,400,000 shares of $.01 par value Common Stock (plus 1,110,000 shares subsequently issued pursuant to the underwriters' over-allotment option, the "Initial Public Offering"). The Initial Public Offering price was $21 per share resulting in gross offering proceeds of $178,710,000. Proceeds to the Company, net of underwriters' discount, an advisory fee and total offering expenses, were $164,481,300.
     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:
     (Bullet) Through the merger of Highwoods Properties Company ("HPC") into the Company certain investors received 476,190 shares of restricted Common Stock in exchange for their holdings in HPC.
     (Bullet) The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties which were not owned by the Highwoods Group prior to the Initial Public Offering.

              For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately, $8,400,000 was distributed to the non-continuing partners of the Highwoods Group for their partnership interest in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Company issued approximately $4,200,000 of Units, assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.

     (Bullet) The Company became the sole general partner of Highwoods/Forsyth
              Limited Partnership, formerly Highwoods Realty Limited Partnership (the "Operating Partnership"), by contributing its ownership interests in the 41 properties and its third-party fee business and all but $10,400,000 of the net proceeds of the Initial Public Offering in exchange for an approximate 88.3% interest in the Operating Partnership.
     (Bullet) The Operating Partnership executed various option and purchase agreements whereby it paid approximately $81,352,000 in cash, issued 1,054,664 units in the Operating Partnership ("Units") and assumed approximately $118,111,000 of indebtedness in exchange for fee simple interests in the 41 properties and the development land.
     (Bullet) The Operating Partnership contributed the third-party management and development business and the third-party leasing business to Highwoods Services, Inc. (formerly Highwoods Realty Services, Inc. and Highwoods Leasing Company) in exchange for 100% of each company's non-voting common stock and 1% of their voting common stock.

     Generally one year after issuance (the "lock-up period"), the Operating Partnership is obligated to redeem each Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one share of Common Stock. When a Unit

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

holder redeems a Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Company's units are not redeemable for cash. At December 31, 1995, the one-year lock-up period had expired with respect to 1,054,664 of the 3,732,412 Units issued.

Basis of Presentation
     The consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company's investments in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") are accounted for on the cost basis. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
     The Company is a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended.
     Minority interest in the Company represents the limited partnership interest in the Operating Partnership owned by various individuals and entities and not the Company. This minority interest relates to holders of Units. Per share information is calculated using the weighted average number of shares outstanding.
     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt and is shown net of the minority interest's share in the loss.
Real Estate Assets
     Real estate assets are stated at the lower of cost or net realizable value. All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and 5 to 7 years for furniture and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method.

     The Company reviews each property for any evidence of possible impairment of carrying value based on estimated future cash flows. Based on this analysis, as of December 31, 1995 and 1994 the carrying value of all properties is below their estimated net realizable values.


     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted the Statement in the first quarter of 1996 and the adoption did not have any material effect.

Cash Equivalents
     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Revenue Recognition
     Minimum rental income is recognized on a straight-line basis over the term of the lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance, advertising and certain common area maintenance (CAM) costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties.
                                       46

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued Deferred Lease Fees and Loan Costs
     Lease fees, concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan term, respectively.
Income Taxes
     The Company is a real estate investment trust ("REIT") for federal income tax purposes. A corporate REIT is a legal entity that holds real estate interests, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income.
     No provision has been made for income taxes because the Company qualified as a real estate investment trust, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the period. Concentration of Credit Risk
     Management of the Company performs ongoing credit evaluations of its tenants. The properties are leased to approximately 950 tenants, in four georgraphic locations, which engage in a wide variety of businesses. There is no dependence upon any single tenant.
Interest Rate Risk Management

     The Company enters into various interest rate swaps and caps in managing its interest rate risk. Payments to or from the counterparties are recorded as adjustments to interest expense. The Company has designated these instruments as hedges against existing liabilities and accordingly utilizes hedge accounting.

     The Company would not realize a material loss as of December 31, 1995 in the event of non-performance by any one counterparty. The Company has entered into transactions with financial institution counterparties with a credit rating of Aa3 or better. Additionally, the Company limits the amount of credit exposure with any one institution.
Stock Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. In accordance with the FASB's issuance of FAS No. 123 "Accounting for Stock Based Compensation" the Company will elect to provide the required footnote disclosures in 1996.

Use of Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
                                       47

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
2. MORTGAGES AND NOTES PAYABLE
     Mortgages and notes payable consisted of the following at December 31, 1995 and 1994 (in thousands):

                                                                       1995       1994
Conventional fixed rate mortgages payable (a.)....................   $134,687    $24,164
Variable rate mortgages payable (b.)..............................     36,549         --
9% fixed rate unsecured note payable..............................      5,000         --
Revolving credit facility (c.)....................................      6,500     42,700
  Total...........................................................   $182,736    $66,864

     (a.) Conventional fixed rate mortgages payable includes 19 loans at December 31, 1995, and seven loans at December 31, 1994. The loans were secured by real estate assets with an aggregate undepreciated cost of approximately $226,000,000 at December 31, 1995. Interest rates on fixed rate mortgages payable range from 7.0% to 13.0% with a weighted average rate of 8.80% at December 31, 1995.
     (b.) Variable rate mortgages payable includes three loans at December 31, 1995. The loans were secured by real estate assets with an aggregate undepreciated cost of approximately $75,000,000 at December 31, 1995. Interest rates on variable rate mortgages payable range from 1.35% to 1.50% above the 30-day London Interbank Offered Rate ("LIBOR"). At December 31, 1995, 30-day LIBOR was 5.9%.

     The Company has entered into two interest rate swap agreements with financial institutions to effectively fix the interest rates on the variable rate mortgages payable at a rate of 7.24%. At December 31, 1995, the notional amounts of the interest rate swaps equaled the outstanding balance of the mortgages payable. The swaps expire in June 1999 and July 2000 upon the maturity of the respective mortgage agreements. The cost basis of the interest rate swaps was $670,000 at December 31, 1995.

     (c.) The Company has a revolving credit facility in the amount of $80,000,000 from two participating banks. The credit facility bears interest at 1.50% above 30-day LIBOR and matures on June 13, 1999. The terms of the credit facility require the Company to pay a commitment fee equal to .25% on the unused portion of the credit facility and include certain restrictive covenants which limit, among other things, dividend payments and additional indebtedness and which requires compliance with certain financial ratios and measurements. At December 31, 1995, the Company was in compliance with the terms of the credit facility. The credit facility is secured by real estate assets with an aggregate undepreciated cost of approximately $133,000,000 at December 31, 1995.

     To limit increases in interest expense due to changes in 30-day LIBOR, the Company used $6,170,000 of the proceeds from the Initial Public Offering to purchase a five-year, $80,000,000 interest rate protection agreement. The interest rate protection agreement limits the Company's exposure to 30-day LIBOR of 5.5% (7.0% with the 1.50% spread). The initial premium paid to acquire the interest rate protection agreement is being amortized as an increase to interest expense over the five-year term of the agreement. Payments received from the counterparties under the interest rate protection agreements were $385,000 in 1995 and $25,000 in 1994 and were recorded in the contractual interest expense in the income statement. At December 31, 1995 the effective interest rate on the credit facility was 7%.

     (d.) The aggregate maturities of the mortgages and notes payable are as follows (in thousands):

1996..................................................   $  4,137
1997..................................................     25,135
1998..................................................      7,301
1999..................................................     38,719
2000..................................................     39,084
Thereafter............................................     68,360
                                                         $182,736

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
2. MORTGAGES AND NOTES PAYABLE -- Continued
     During 1995 and 1994, the total interest costs incurred on mortgages and notes payable was $12,608,000 and $2,499,000, respectively. Capitalized interest during 1995 and 1994 was $507,000 and $17,000, respectively.
3. MANAGEMENT COMPENSATION PROGRAM
     The Company has established an incentive compensation plan for executive officers of the Company. The plan provides for payment of a cash bonus to participating officers and employees if certain Company performance objectives are achieved. The amount of the bonus to participating officers and employees is based on a formula determined for each employee by the Compensation Committee, but may not exceed 100% of base salary. All bonuses may be subject to adjustment to reflect individual performance as measured by specific qualitative criteria to be approved by the Compensation Committee. Bonuses are accrued in the year earned and included in accrued expenses in the Consolidated Balance Sheet.
     In addition, as an incentive to retain top management, the Company has established a deferred compensation plan which provides for phantom stock awards. Under the deferred compensation plan, phantom stock or stock appreciation rights equal in value to 25% of the yearly cash bonus may be set aside in an incentive pool, with payment after five years. If an employee leaves the Company for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all awards under the deferred compensation plan will be forfeited.
4. 401(k) SAVINGS PLAN
     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. During the year ended December 31, 1995, the Company contributed $51,000 to the Plan. Administrative expenses are paid by the Company.
5. RENTAL INCOME
     The Company's real estate assets are leased to tenants under operating leases that expire over the next ten years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Company for increases in certain costs above their base year costs.
     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1995, are as follows (in thousands):

1996..........................................................................   $ 81,765
1997..........................................................................     66,760
1998..........................................................................     50,863
1999..........................................................................     39,594
2000..........................................................................     27,134
Thereafter....................................................................     28,685
                                                                                 $294,801

6. RELATED PARTY TRANSACTIONS
     The Company makes advances to Highwoods Services, Inc. and Forsyth Properties Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum and totaled $1,274,000 at December 31, 1995, and $620,000 at December 31, 1994. The Company recorded interest income from
                                       49

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
6. RELATED PARTY TRANSACTIONS -- Continued these advances of $43,000 and $15,000 for the year ended December 31, 1995, and for the period from June 14, 1994, to December 31, 1994.

     During the year ended December 31, 1995, the Company acquired two properties encompassing 99,334 square feet at an aggregate purchase price of $6,850,000 from partnerships in which certain officers and directors owned a majority interest. These transactions were accounted for using the purchase method of accounting and their operating results are included in the Statements of Income from their acquisition dates.

7. DISTRIBUTIONS
     Distributions paid were $1.75 per share for the year ended December 31, 1995, and $.50 per share for the period from June 14, 1994, to December 31, 1994.
     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:

                                                                 1995     1994
Per Share:
  Ordinary income.............................................   $1.63    $.50
  Capital gains...............................................      --      --
  Return of capital...........................................     .12      --
     Total....................................................   $1.75    $.50

     The Company's tax return for the year ended December 31, 1995, has not been filed, and the taxability information for 1995 is based upon the best available data. The Company's tax returns have not been examined by the Internal Revenue Service, and therefore the taxability of distributions is subject to change.
     On January 30, 1996, the Board of Directors declared a distribution of $.45 per share payable on February 21, 1996, to shareholders of record on February 9, 1996.
8. COMMITMENTS AND CONTINGENCIES
  Lease:
     Two of the properties located in Parkway Plaza development are subject to a land lease expiring December 31, 2082. Rental payments are to be adjusted yearly based on the consumer price index. The Company has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre. The obligation for future minimum lease payments is as follows (in thousands):

1996................................................................   $   97
1997................................................................       97
1998................................................................       97
1999................................................................       97
2000................................................................       97
Thereafter..........................................................    7,981
                                                                       $8,466

  Litigation:
     The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. These matters are generally covered by insurance. All of these matters, taken together, are not expected to
                                       50

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
8. COMMITMENTS AND CONTINGENCIES -- Continued

have a material adverse effect on the accompanying consolidated financial statements notwithstanding possible insurance recovery.

  Stock Options:
     As of December 31, 1995, 1,400,000 shares of the Company's authorized Common Stock had been reserved for issuance upon the exercise of options granted under the Amended and Restated 1994 Stock Option Plan. For the Company's executive and senior officers and non-independent directors, the options will vest in four equal installments on the second, third, fourth, and fifth anniversaries of the date of grant. For other employees and independent directors, the options will vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.
     Options outstanding for the year ended December 31, 1995, and for the period from June 14, 1994 to December 31, 1994, are as follows:

                                                              Number of    Option Price
                                                               Shares        Per Share
Granted at Initial Public Offering.........................    326,000     $21.00
  Granted..................................................         --     --
  Canceled.................................................         --     --
Shares under Option at December 31, 1994...................    326,000     $21.00
  Granted..................................................    400,000     $20.75-$25.00
  Exercised................................................     (8,000)    $21.00
  Canceled.................................................    (22,500)    $21.00
Shares under Option at December 31, 1995...................    695,500     $20.75-$25.00
Exercisable at December 31, 1995...........................     48,000     $21.00
Available for Grant at December 31, 1995...................    704,500

  Warrants:
     In connection with the Forsyth Transaction, the Company issued warrants to certain officers and directors of the Company to purchase 100,000 shares of the Company's Common Stock at $21 per share.
  Contracts:
     The Company has entered into construction contracts totaling $39,173,000 at December 31, 1995. The amounts remaining on these contracts as of December 31, 1995, totaled $26,548,000.
     The Company has entered into a contract under which it is committed to acquire 64 acres of land over a five-year period for an aggregate purchase price of approximately $10,172,000. The seller has the option to elect to receive the purchase price in either cash or Units valued at $26.67.
     The Company has also entered into a contract under which it is committed to acquire 18 acres of land on or before August 1, 1998, for an aggregate purchase price of approximately $2,032,000.
  Environmental Matters:
     All of the Company's properties, except for Burnt Poplar, have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.
                                       51

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
9. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1995, were as follows (in thousands):

                                                        Carrying      Fair
                                                         Amount      Value
Cash and cash equivalents............................   $  6,838    $  6,838
Accounts and notes receivable........................   $  7,612    $  7,612
Mortgages and notes payable..........................   $182,735    $186,709
Interest rate swap agreements........................   $    670    $   (464)
Interest rate cap....................................   $  4,267    $  1,311


     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1995, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.
     The fair values of the Company's interest rate swap and interest rate cap agreements represent the estimated amount the Company would receive or pay to terminate or replace the financial instruments at current market rates.
     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 1995. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented.
10. MERGERS AND ACQUISITIONS
     Through mergers and acquisitions during 1995, the Company increased its portfolio of office and industrial space by 6,357,000 square feet at an aggregate cost of $369,900,000. Additionally, during 1995 the Company completed its second and third public offerings of common stock. These transactions were accounted for using the purchase method of accounting and their operating results are included in the Consolidated Statements of Operations from their acquisition dates.
     During 1994, the Company completed its Initial Public Offering, the Formation Transactions and acquired 207,000 square feet of office and industrial space at an aggregate cost of $15,000,000.

     Unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 are set forth below. For 1995, such pro forma results assume (i) the acquisition of 5,727,706 square feet of office and industrial space at a total cost of $354,200,000 and (ii) the second and third public offerings occurred at the beginning of the year. For 1994, such pro forma results assume
(i) the 1994 acquisition of 5,727,706 square feet of office and industrial space at a total cost of $354,200,000, and (ii) the initial, second and third offerings and the Formation Transactions occurred at the beginning of the year. The proceeds from the second and third offering were used to reduce outstanding indebtedness for working capital purposes. Pro forma interest expense was calculated based upon the indebtedness outstanding after debt repayment and using the effective rate on such indebtedness. In 1994 and 1995, Operating Partnership Units totaling 200,000 and 2,677,748, respectively were issued in connection with various mergers and acquisitions. These Units were recorded at their market value upon the closing date of the transaction.

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. MERGERS AND ACQUISITIONS -- Continued


                                Pro Forma Year Ended    Pro Forma Year Ended
                                 December 31, 1995       December 31, 1994
                                  (in thousands, except per share amounts)
Revenues.....................         $ 90,592                $ 83,541
Net Income...................         $ 29,764                $ 24,168
Net Income per Share.........         $   1.54                $   1.25


     The pro forma information is not necessarily indicative of what the Company's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.
11. SUBSEQUENT EVENTS

Credit Facility


     On March 26, 1996, the Operating Partnership closed on a $140,000,000 unsecured credit facility (the "New Credit Facility") which replaces the existing $80 million line. The balance outstanding at March 31, 1996 is $21,500,000 The New Credit Facility is with three commercial banks and has an initial interest rate of LIBOR +1.50% which will adjust based on the Operating Partnership's senior unsecured credit rating to a range of LIBOR +1.00% to LIBOR +1.75%. The Company will continue to utilize the $80,000,000 interest rate protection agreement to limit its exposure to increases in 30-day LIBOR.


Nashville Transaction


     On April 1, 1996, the Company and the Operating Partnership completed a merger with Eakin & Smith and its affiliates ("Eakin & Smith") combining their property portfolios, management teams and business operations. The merger will be accounted for using the purchase method of accounting. Through the combination, the Company succeeded to the ownership of seven suburban office buildings totaling 848,000 square feet, a 103,000-square-foot suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. All the properties and development land are located in Nashville, Tennessee. At March 31, 1996, the properties acquired in the transaction were 97% leased.


     The aggregate purchase price, assuming the completion of the in-process development project, was approximately $98.5 million payable through the issuance of 537,138 limited partnership units of the Operating Partnership and 489,421 shares of Common Stock, the assumption of $37 million of indebtedness (with a weighted average fixed rate of 8.0%), and cash payments of approximately $33 million. The aggregate purchase price excludes deferred payments of up to 54,056 shares of Common Stock, which are attributable to Eakin & Smith's brokerage and property management operation. A total payment of 13,514 shares of Common Stock will be paid to the three principals of Eakin & Smith, Inc. for each of the first four 12-month periods following the combination in which third-party service revenue attributable to the Eakin & Smith brokerage and property management operations exceeds $2,000,000.


     As part of the combination, the three principals of Eakin & Smith, Inc. received options to purchase 105,000 shares of common stock at $27.50 per share. Such options vest in four equal annual installments beginning with the second anniversary of the date of grant. Such principals also received warrants to purchase 150,000 shares of Common Stock for $28.00 per share.


Pending Acquisition of Crocker Realty Trust, Inc.


     On April 29, 1996, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the "Merger Agreement") with Crocker Realty Trust, Inc. ("Crocker"). Under the terms of the Merger Agreement, Cedar Acquisition Corporation ("Cedar"), a newly formed subsidiary of the Company,

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
11. SUBSEQUENT EVENTS -- Continued

will merge into Crocker with the Company becoming the sole shareholder of Crocker. The Company intends to contribute the shares of common stock of Crocker to the Operating Partnership in exchange for limited partnership interests therein. As a result, Crocker would become a subsidiary of the Operating Partnership. As a result of the Merger, the Operating Partnership will acquire 58 suburban office properties and 12 service center properties (the "Crocker Properties") located in 15 Southeastern markets in Florida, North Carolina, South Carolina, Tennessee, Georgia, Virginia and Alabama. The Crocker Properties encompass 5.7 million rentable square feet and, at March 31, 1996, were 95% leased.


     Under the terms of the Merger Agreement, the Company will acquire all of the outstanding capital stock of Crocker in exchange for a cash payment of $11.02 per share, subject to certain adjustments. Based on Crocker's 26,981,087 shares of outstanding capital stock at May 31, 1996, the purchase price will total approximately $297 million. In addition, the Company will cash out certain existing options and warrants to purchase Crocker common stock for an estimated $4.2 million and assume approximately $240 million of Crocker's currently outstanding indebtedness, having a weighted average interest rate of 8.6%. In connection with the Merger, the Company has also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with AP CRTI Holdings, L. P. (an affiliate of Apollo Real Estate Advisors), AEW Partners, L.P. (an investment partnership advised by Aldrich Eastman Waltch), and Crocker's three senior executives (Thomas J. Crocker, Richard S. Ackerman and Robert E. Onisko), who together own approximately 83% of Crocker's outstanding common stock (collectively, the "Crocker Selling Shareholders"), which obligates such shareholders to sell their shares to the Company at a cash price of $11.02, subject to the same adjustments as required under the Merger Agreement. The approximately $247 million purchase price of such shares is part of the total approximately $297 million purchase price for all of Crocker's outstanding shares. The Merger Agreement and the Stock Purchase Agreement may be terminated by the respective parties only in certain limited circumstances. In addition, under the terms of the Merger Agreement, certain specified assets and liabilities of Crocker will not be acquired by the Company.


     In connection with the Merger, the Company obtained a commitment from NationsBank and First Union National Bank of North Carolina for a $250 million revolving line of credit (the "Revolving Loan"). The Revolving Loan will replace the Credit Facility and will be used together with the proceeds from the Offering to fund the Merger.


     The Revolving Loan will be unsecured for the first nine months and will bear interest at a rate of LIBOR plus 150 basis points. After the initial nine-month period, the Revolving Loan will either convert to a secured loan with a maturity date two years from its closing date or to an unsecured loan maturing on July 31, 1999. The Revolving Loan will remain unsecured if the Company generates at least $300 million of net proceeds from equity offerings (including the proceeds from this Offering) during the initial nine-month period and meets certain covenants, including covenants relating to debt ratios, tangible net worth and interest coverage.


     If the Revolving Loan remains unsecured after the initial nine-month period, it would have an interest rate that ranged from LIBOR plus 100 basis points to LIBOR plus 175 basis points based on the Company's senior unsecured credit rating. If the loan converts to a secured facility, the Company will be required to pledge assets at least equal in value to 60% of the outstanding amount of the Revolving Loan and the interest rate will equal LIBOR plus 175 basis points.
                                       54

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     Selected quarterly financial data for the year ended December 31, 1995, and for the period from June 14, 1994, to December 31, 1994, is as follows (in thousands except per share amounts):

                                                  For the period from June 14, 1994 to December 31, 1994*
                                       First Quarter    Second Quarter    Third Quarter    Fourth Quarter     Total
Revenues............................      $    --          $  1,482          $ 8,810          $  9,150       $19,442
Income before minority interest and
  extraordinary item................           --               534            3,652             3,509         7,695
Minority interest...................           --               (56)            (384)             (368)         (808)
Extraordinary item..................           --            (1,273)              --                --        (1,273)
Net (loss) income...................      $    --          $   (795)         $ 3,268          $  3,141       $ 5,614
Per Share:
  Income before extraordinary
     item...........................      $    --          $   0.06          $  0.36          $   0.35       $  0.77
  Net (loss) income.................      $    --          $  (0.09)         $  0.36          $   0.35       $  0.63
                                                           For the year ended December 31, 1995*
                                       First Quarter    Second Quarter    Third Quarter    Fourth Quarter     Total
Revenues............................      $12,846          $ 17,518          $20,560          $ 22,598       $73,522
Income before minority interest and
  extraordinary item................        4,879             6,829            7,939             9,287        28,934
Minority interest...................         (800)           (1,270)          (1,381)           (1,486)       (4,937)
Extraordinary item..................         (875)               --               --                --          (875)
Net income..........................      $ 3,204          $  5,559          $ 6,558          $  7,801       $23,122
Per Share:
  Income before extraordinary
     item...........................      $  0.36          $   0.39          $  0.39          $   0.40       $  1.55
  Net income........................      $  0.29          $   0.39          $  0.39          $   0.40       $  1.49

* The total of the four quarterly amounts for net income per share do not equal the total for the year due to the use of a weighted average to compute the average number of shares outstanding.
                                       55

                           HIGHWOODS PROPERTIES, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1995
                                 (In thousands)

                                                                   Cost     Gross Amount at Which
                                                                Capitalized
                                             Initial Cost       Subsequent   Carried at Close of
                                                   Building &       to              Period  Building &   Total    Accumulated
       Description         Encumbrance    Land    Improvements  Acquisition   Land    Improvements    (11)    Depreciation (12)
Highwoods Office Center
  Amica                          (3)    $     289   $  1,544     $     42   $     289   $  1,586    $   1,875      $    61
  Arrowwood                       --          955      3,406          212         955      3,618        4,573          139
  Aspen                          (3)          560      2,104           56         560      2,160        2,720           91
  Birchwood                      (3)          201        911           --         201        911        1,112           43
  Cedar East                     (3)          563      2,498           58         563      2,556        3,119          106
  Cedar West                     (3)          563      2,487           94         563      2,581        3,144          101
  Cottonwood                     (3)          609      3,253           15         609      3,268        3,877          127
  Cypress                        (3)          567      1,747           26         567      1,773        2,340           84
  Dogwood                      2,633          766      2,790           --         766      2,790        3,556          108
  Hawthorn                       (3)          904      3,782           --         904      3,782        4,686        1,487
  Highwoods Tower                (3)          203     16,948           --         203     16,948       17,151        2,035
  Holly                           --          300      1,170           --         300      1,170        1,470           45
  Ironwood                       (3)          319      1,276           99         319      1,375        1,694           82
  Kaiser                         (3)          133      3,625           --         133      3,625        3,758          978
  Laurel                         (3)          884      2,537            4         884      2,541        3,425           98
  Leatherwood                     --          213        851           98         213        949        1,162           52
  Smoketree Tower                (3)        2,353     11,922          723       2,353     12,645       14,998          475
Rexwoods Office Center
  2500 Blue Ridge                (3)          722      4,552           33         722      4,585        5,307          177
  Blue Ridge II                1,445          434         --        1,450         462      1,422        1,884          333
  Rexwoods Center                (2)          775         --        3,771         878      3,668        4,546          648
  Rexwoods II                    (3)          355         --        1,822         362      1,815        2,177          100
  Rexwoods III                 3,320          886         --        2,863         919      2,830        3,749          328
  Rexwoods IV                    (3)          586         --        3,434         586      3,434        4,020           58
Triangle Business Center
  Bldg. 2A                       (2)          377      4,004          303         377      4,307        4,684          193
  Bldg. 2B                       (2)          118      1,225           --         118      1,225        1,343           47
  Bldg. 3                        (2)          409      5,349          300         409      5,649        6,058          290
  Bldg. 7                        (2)          414      6,301          (72)        414      6,229        6,643          240
Progress Center
  Cape Fear                       --          131         --        1,895         131      1,895        2,026          928
  Catawba                         --          125         --        1,650         125      1,650        1,775          912
  CompuChem                       --          269         --        6,598         289      6,578        6,867        1,726
North Park
  4800 North Park             10,847        2,678     17,673          109       2,678     17,782       20,460          689
  4900 North Park              1,567          770      1,989           11         770      2,000        2,770           77
  5000 North Park                (3)        1,010      4,697          560       1,010      5,257        6,267          203
Creekstone Park
  Creekstone Crossing             --          728      3,891           16         728      3,907        4,635           61
  Riverbirch                     (3)          448         --        4,137         469      4,116        4,585          813
  Willow Oak                      --          458      4,685          343         458      5,028        5,486           21
Research Commons
  EPA Annex/Administration       (5)        1,609     10,920           51       1,609     10,971       12,580          390
  4501 Bldg.                     (5)          748      4,448          653         748      5,101        5,849          184
  4401 Bldg.                     (5)        1,822      8,929        3,575       1,822     12,504       14,326          554
  4301 Bldg.                     (5)        1,094      7,425           --       1,094      7,425        8,519          132
  4201 Bldg.                     (5)        1,466      7,715        2,305       1,466     10,020       11,486          417
Hock Portfollo
  Fairfield I                     --          805      3,227           21         805      3,248        4,053           37

                              Date of       Date
       Description          Construction  Acquired
Highwoods Office Center
  Amica                          1983        1994
  Arrowwood                      1979        1994
  Aspen                          1980        1994
  Birchwood                      1983        1994
  Cedar East                     1981        1994
  Cedar West                     1981        1994
  Cottonwood                     1983        1994
  Cypress                        1980        1994
  Dogwood                        1983        1994
  Hawthorn                       1987        1994
  Highwoods Tower                1991        1994
  Holly                          1984        1994
  Ironwood                       1978        1994
  Kaiser                         1988        1994
  Laurel                         1982        1994
  Leatherwood                    1979        1994
  Smoketree Tower                1984        1994
Rexwoods Office Center
  2500 Blue Ridge                1982        1994
  Blue Ridge II                  1988        1994
  Rexwoods Center                1990        1994
  Rexwoods II                    1993        1994
  Rexwoods III                   1992        1994
  Rexwoods IV                    1994        1994
Triangle Business Center
  Bldg. 2A                       1984        1994
  Bldg. 2B                       1984        1994
  Bldg. 3                        1988        1994
  Bldg. 7                        1988        1994
Progress Center
  Cape Fear                      1980        1994
  Catawba                        1980        1994
  CompuChem                      1980        1994
North Park
  4800 North Park                1985        1994
  4900 North Park                1984        1994
  5000 North Park                1980        1994
Creekstone Park
  Creekstone Crossing            1990        1995
  Riverbirch                     1987        1994
  Willow Oak                     1995        1995
Research Commons
  EPA Annex/Administration       1966        1995
  4501 Bldg.                     1985        1995
  4401 Bldg.                     1987        1995
  4301 Bldg.                     1989        1995
  4201 Bldg.                     1991        1995
Hock Portfollo
  Fairfield I                    1987        1995

                                                                   Cost     Gross Amount at Which
                                                                Capitalized
                                             Initial Cost       Subsequent   Carried at Close of
                                                   Building &       to              Period  Building &   Total    Accumulated
       Description         Encumbrance    Land    Improvements  Acquisition   Land    Improvements    (11)    Depreciation (12)
  Fairfield II                    --          910      3,647           19         910      3,666        4,576           42
  Qualex                          --          879      3,522           --         879      3,522        4,401           40
  4101 Roxboro                    --        1,059      4,243           10       1,059      4,253        5,312           49
  4020 Roxboro                    --          675      2,708            8         675      2,716        3,391           31
Other Research Triangle
  Properties
  Colony Corporate Center        (3)          613      3,296           62         613      3,358        3,971          134
  Concourse                      (3)          986     12,069          185         986     12,254       13,240          477
  Cotton Building                 --          460      1,844           --         460      1,844        2,304            2
  Expressway One Warehouse     1,650          242         --        1,836         246      1,832        2,078          248
  Holiday Inn                  2,464          867      2,748           75         867      2,823        3,690          106
  Lake Plaza East                (3)          856      4,893          126         856      5,019        5,875          217
  Phoenix                         --          394      2,019           11         394      2,030        2,424           53
  Six Forks Center I              --          666      2,688           --         666      2,688        3,354            8
  Six Forks Center II             --        1,086      4,370            8       1,086      4,378        5,464           14
  Six Forks Center III            --          862      4,444           91         862      4,535        5,397          144
  South Square I                 (2)          606      3,785          152         606      3,937        4,543          157
  South Square II                (3)          525      4,742          106         525      4,848        5,373          187
Airpark East
  Highland Industries            (6)          175        699           --         175        699          874           15
  Service Center 1               (6)          275      1,099           46         275      1,145        1,420           24
  Service Center 2               (6)          222        889           --         222        889        1,111           19
  Service Center 3               (6)          304      1,214           --         304      1,214        1,518           27
  Service Center 4               (6)          224        898           --         224        898        1,122           20
  Copier Consultants             (6)          252      1,008           --         252      1,008        1,260           22
  Service Court                  (6)          194        774            1         194        775          969           17
  Bldg. 01                       (6)          377      1,510            8         377      1,518        1,895           34
  Bldg. 02                       (6)          461      1,842            1         461      1,843        2,304           40
  Bldg. 03                       (6)          321      1,283           41         321      1,324        1,645           33
  Bldg. A                        (6)          541      2,913           60         541      2,973        3,514           66
  Bldg. B                        (6)          779      3,200           43         779      3,243        4,022           73
  Bldg. C                        (6)        2,384      9,535           35       2,384      9,570       11,954          214
  Sears Cenfact                4,561          861      3,446            6         861      3,452        4,313           75
  Warehouse 1                    (6)          384      1,535           --         384      1,535        1,919           34
  Warehouse 2                    (6)          372      1,488           --         372      1,488        1,860           33
  Warehouse 3                    (6)          370      1,480            2         370      1,482        1,852           32
  Warehouse 4                    (6)          657      2,628            1         657      2,629        3,286           57
Airpark North
  DC-1                           (6)          723      2,891           15         723      2,906        3,629           64
  DC-2                           (6)        1,094      4,375           42       1,094      4,417        5,511           97
  DC-3                           (6)          378      1,511           --         378      1,511        1,889           33
  DC-4                           (6)          377      1,508            1         377      1,509        1,886           33
Airpark West
  Airpark I                      (2)          954      3,817            5         954      3,822        4,776           84
  Airpark II                     (2)          887      3,536            7         887      3,543        4,430           79
  Airpark IV                     (2)          226        903           37         226        940        1,166           22
  Airpark V                      (2)          242        966            6         242        972        1,214           22
  Airpark VI                     (2)          326      1,308           61         326      1,369        1,695           34
West Point Business Park
  BMF Warehouse                  (7)          795      3,181           --         795      3,181        3,976           70
  WP-11                          (7)          393      1,570           22         393      1,592        1,985           35
  WP-12                          (7)          382      1,531           22         382      1,553        1,935           34
  WP-13                          (7)          297      1,192           22         297      1,214        1,511           27
  WP-3 & 4                       (7)          120        480           --         120        480          600           11
  WP-5                            --          178        590          136         178        726          904            5
  Fairchild Bldg.                (7)          640      2,577           --         640      2,577        3,217           56
  LUWA Bahnson Bldg.             (7)          346      1,384            1         346      1,385        1,731           30

                              Date of       Date
       Description          Construction  Acquired
  Fairfield II                   1989        1995
  Qualex                         1985        1995
  4101 Roxboro                   1984        1995
  4020 Roxboro                   1989        1995
Other Research Triangle
  Properties
  Colony Corporate Center        1985        1994
  Concourse                      1986        1994
  Cotton Building                1972        1995
  Expressway One Warehouse       1990        1994
  Holiday Inn                    1984        1994
  Lake Plaza East                1984        1994
  Phoenix                        1990        1994
  Six Forks Center I             1982        1995
  Six Forks Center II            1983        1995
  Six Forks Center III           1987        1994
  South Square I                 1988        1994
  South Square II                1989        1994
Airpark East
  Highland Industries            1990        1995
  Service Center 1               1985        1995
  Service Center 2               1985        1995
  Service Center 3               1985        1995
  Service Center 4               1985        1995
  Copier Consultants             1990        1995
  Service Court                  1990        1995
  Bldg. 01                       1990        1995
  Bldg. 02                       1986        1995
  Bldg. 03                       1986        1995
  Bldg. A                        1986        1995
  Bldg. B                        1988        1995
  Bldg. C                        1990        1995
  Sears Cenfact                  1989        1995
  Warehouse 1                    1985        1995
  Warehouse 2                    1985        1995
  Warehouse 3                    1986        1995
  Warehouse 4                    1988        1995
Airpark North
  DC-1                           1986        1995
  DC-2                           1987        1995
  DC-3                           1988        1995
  DC-4                           1988        1995
Airpark West
  Airpark I                      1984        1995
  Airpark II                     1985        1995
  Airpark IV                     1985        1995
  Airpark V                      1985        1995
  Airpark VI                     1985        1995
West Point Business Park
  BMF Warehouse                  1986        1995
  WP-11                          1988        1995
  WP-12                          1988        1995
  WP-13                          1988        1995
  WP-3 & 4                       1988        1995
  WP-5                           1995        1995
  Fairchild Bldg.                1990        1995
  LUWA Bahnson Bldg.             1990        1995

                                                                   Cost     Gross Amount at Which
                                                                Capitalized
                                             Initial Cost       Subsequent   Carried at Close of
                                                   Building &       to              Period  Building &   Total    Accumulated
       Description         Encumbrance    Land    Improvements  Acquisition   Land    Improvements    (11)    Depreciation (12)
University Commercial
  Center
  W-1                             --          203        812           --         203        812        1,015           18
  W-2                             --          196        786           --         196        786          982           17
  SR-1                            --          276      1,155            6         276      1,161        1,437           26
  SR-2 01/02                      --          215        859           90         215        949        1,164           26
  SR-3                            --          167        668           --         167        668          835           15
  Bldg. 01/02                     --           26        102           13          26        115          141            3
  Bldg. 03                        --          429      1,771            3         429      1,774        2,203           39
  Bldg. 04                        --          514      2,058            6         514      2,064        2,578           46
Ivy Distribution Center           --          452      1,812           67         452      1,879        2,331           42
Knollwood Office Center
  370 Knollwood                  (6)        1,819      7,451          444       1,819      7,895        9,714          192
  380 Knollwood                  (6)        2,977     11,912          163       2,977     12,075       15,052          272
Stoneleigh Business Park
  7327 W. Friendly Ave.           --           60        441            6          60        447          507            5
  7339 W. Friendly Ave.           --           63        465            8          63        473          536            6
  7341 W. Friendly Ave.          (1)          113        831           11         113        842          955           10
  7343 W. Friendly Ave.          (1)           72        531            7          72        538          610            6
  7345 W. Friendly Ave.          (1)           66        485            6          66        491          557            6
  7347 W. Friendly Ave.          (1)           97        709            9          97        718          815            8
  7349 W. Friendly Ave.          (1)           53        388            5          53        393          446            4
  7351 W. Friendly Ave.          (1)          106        778           11         106        789          895            9
  7353 W. Friendly Ave.          (1)          123        901           12         123        913        1,036           10
  7355 W. Friendly Ave.          (1)           72        525            7          72        532          604            6
Spring Garden Plaza
  4000 Spring Garden St.          --          127        933            7         127        940        1,067           11
  4002 Spring Garden St.          --           39        290            2          39        292          331            3
  4004 Spring Garden St.          --          139      1,019            8         139      1,027        1,166           12
Pomona Center-Phase I
  7 Dundas Circle                (1)           75        552           --          75        552          627            6
  8 Dundas Circle                (1)           84        617           --          84        617          701            7
  9 Dundas Circle                (1)           51        373           --          51        373          424            4
Pomona Center-Phase II
  302 Pomona Dr.                 (1)           84        617           --          84        617          701            7
  304 Pomona Dr.                 (1)           22        163           --          22        163          185            2
  306 Pomona Dr.                 (1)           50        368           --          50        368          418            4
  308 Pomona Dr.                 (1)           72        531           --          72        531          603            6
  5 Dundas Circle                (1)           72        531           --          72        531          603            6
Westgate on Wendover-Phase
  I
  305 South Westgate Dr.         (4)           30        220            1          30        221          251            3
  307 South Westgate Dr.         (4)           66        485            4          66        489          555            6
  309 South Westgate Dr.         (4)           68        496            3          68        499          567            6
  311 South Westgate Dr.         (4)           75        551            4          75        555          630            6
  315 South Westgate Dr.         (4)           54        396            2          54        398          452            5
  317 South Westgate Dr.         (4)           81        597            3          81        600          681            7
  319 South Westgate Dr.         (4)           54        396            2          54        398          452            5
Westgate on Wendover-Phase
  II
  206 South Westgate Dr.         (1)           91        664            4          91        668          759            8
  207 South Westgate Dr.         (1)          138      1,012            6         138      1,018        1,156           12
  300 South Westgate Dr.         (1)           68        496            3          68        499          567            6
  4600 Dundas Circle             (1)           62        456           19          62        475          537            5
  4602 Dundas Circle             (1)           68        498           --          68        498          566            6
Radar Road
  500 Radar Rd.                  (1)          202      1,484           --         202      1,484        1,686           17
  502 Radar Rd.                  (1)           39        285           --          39        285          324            3

                              Date of       Date
       Description          Construction  Acquired
University Commercial
  Center
  W-1                            1983        1995
  W-2                            1983        1995
  SR-1                           1983        1995
  SR-2 01/02                     1983        1995
  SR-3                           1984        1995
  Bldg. 01/02                    1983        1995
  Bldg. 03                       1985        1995
  Bldg. 04                       1986        1995
                                1930-
Ivy Distribution Center          1980        1995
Knollwood Office Center
  370 Knollwood                  1994        1995
  380 Knollwood                  1990        1995
Stoneleigh Business Park
  7327 W. Friendly Ave.          1987        1995
  7339 W. Friendly Ave.          1989        1995
  7341 W. Friendly Ave.          1988        1995
  7343 W. Friendly Ave.          1988        1995
  7345 W. Friendly Ave.          1988        1995
  7347 W. Friendly Ave.          1988        1995
  7349 W. Friendly Ave.          1988        1995
  7351 W. Friendly Ave.          1988        1995
  7353 W. Friendly Ave.          1988        1995
  7355 W. Friendly Ave.          1988        1995
Spring Garden Plaza
  4000 Spring Garden St.         1983        1995
  4002 Spring Garden St.         1983        1995
  4004 Spring Garden St.         1983        1995
Pomona Center-Phase I
  7 Dundas Circle                1986        1995
  8 Dundas Circle                1986        1995
  9 Dundas Circle                1986        1995
Pomona Center-Phase II
  302 Pomona Dr.                 1987        1995
  304 Pomona Dr.                 1987        1995
  306 Pomona Dr.                 1987        1995
  308 Pomona Dr.                 1987        1995
  5 Dundas Circle                1987        1995
Westgate on Wendover-Phase
  I
  305 South Westgate Dr.         1985        1995
  307 South Westgate Dr.         1985        1995
  309 South Westgate Dr.         1985        1995
  311 South Westgate Dr.         1985        1995
  315 South Westgate Dr.         1985        1995
  317 South Westgate Dr.         1985        1995
  319 South Westgate Dr.         1985        1995
Westgate on Wendover-Phase
  II
  206 South Westgate Dr.         1986        1995
  207 South Westgate Dr.         1986        1995
  300 South Westgate Dr.         1986        1995
  4600 Dundas Circle             1985        1995
  4602 Dundas Circle             1985        1995
Radar Road
  500 Radar Rd.                  1981        1995
  502 Radar Rd.                  1986        1995

                                                                   Cost     Gross Amount at Which
                                                                Capitalized
                                             Initial Cost       Subsequent   Carried at Close of
                                                   Building &       to              Period  Building &   Total    Accumulated
       Description         Encumbrance    Land    Improvements  Acquisition   Land    Improvements    (11)    Depreciation (12)
  504 Radar Rd.                  (1)           39        285           --          39        285          324            3
  506 Radar Rd.                  (1)           39        285           --          39        285          324            3
Holden/85 Business Park
  2616 Phoenix Dr.               (1)          135        990           --         135        990        1,125           11
  2606 Phoenix Dr. -- 100        (1)           63        466           --          63        466          529            5
  2606 Phoenix Dr. -- 200        (1)           63        466           --          63        466          529            5
  2606 Phoenix Dr. -- 300        (1)           31        229           --          31        229          260            3
  2606 Phoenix Dr. -- 400        (1)           52        382            2          52        384          436            5
  2606 Phoenix Dr. -- 500        (1)           64        471            5          64        476          540            6
  2606 Phoenix Dr. -- 600        (1)           78        575           --          78        575          653            7
Industrial Village
  7906 Industrial Village
    Rd.                          (1)           62        455            5          62        460          522            5
  7908 Industrial Village
    Rd.                          (1)           62        455            5          62        460          522            5
  7910 Industrial Village
    Rd.                          (1)           62        455            5          62        460          522            5
Other Piedmont Triad
  Properties
  6348 Burnt Poplar               --          721      2,883            7         721      2,890        3,611           63
  6350 Burnt Poplar               --          339      1,365            5         339      1,370        1,709           30
  Stratford                      (3)        2,777     11,459           --       2,777     11,459       14,236          252
  Chesapeake                     (2)        1,236      4,944           --       1,236      4,944        6,180          108
  3288 Robinhood               1,172          290      1,159           24         290      1,183        1,473           28
Steele Creek Park
  Bldg. A                        (2)          499      1,998            7         499      2,005        2,504           44
  Bldg. B                        (2)          110        441           --         110        441          551           10
  Bldg. E                        (2)          188        824           85         188        909        1,097           16
  Bldg. G-1                      (2)          196        783           20         196        803          999           18
  Bldg. H                        (2)          169        677           72         169        749          918           30
  Bldg. K                        (2)          148        592           --         148        592          740           13
  Bldg. N                        (2)          199        722           --         199        722          921           17
Highwoods/Forsyth Business
  Park
  4101 Stuart Andrew Blvd.       (1)           70        510            2          70        512          582            6
  4105 Stuart Andrew Blvd.       (1)           26        189            1          26        190          216            2
  4109 Stuart Andrew Blvd.       (1)           87        636            4          87        640          727            7
  4201 Stuart Andrew Blvd.       (1)          110        809            4         110        813          923            9
  4205 Stuart Andrew Blvd.       (1)          134        979            8         134        987        1,121           11
  4209 Stuart Andrew Blvd.       (1)           91        665            3          91        668          759            8
  4215 Stuart Andrew Blvd.       (1)          133        978            9         133        987        1,120           11
  4301 Stuart Andrew Blvd.       (1)          232      1,702           11         232      1,713        1,945           20
  4321 Stuart Andrew Blvd.       (1)           73        534            3          73        537          610            6
Parkway Plaza
  Building 1                      --        1,110      4,741           --       1,110      4,741        5,851            4
  Building 2                      --        1,694      6,777           --       1,694      6,777        8,471            5
  Building 3                      --        1,570      6,282           --       1,570      6,282        7,852            5
  Building 7                      --           --      4,648           --          --      4,648        4,648            4
  Building 8                      --           --      4,698           --          --      4,698        4,698            4
  Building 9                   4,865           --      6,008           --          --      6,008        6,008            5
Other Charlotte Properties
  First Citizens                 (3)          647      5,528           30         647      5,558        6,205          218

                              Date of       Date
       Description          Construction  Acquired
  504 Radar Rd.                  1986        1995
  506 Radar Rd.                  1986        1995
Holden/85 Business Park
  2616 Phoenix Dr.               1985        1995
  2606 Phoenix Dr. -- 100        1989        1995
  2606 Phoenix Dr. -- 200        1989        1995
  2606 Phoenix Dr. -- 300        1989        1995
  2606 Phoenix Dr. -- 400        1989        1995
  2606 Phoenix Dr. -- 500        1989        1995
  2606 Phoenix Dr. -- 600        1989        1995
Industrial Village
  7906 Industrial Village
    Rd.                          1985        1995
  7908 Industrial Village
    Rd.                          1985        1995
  7910 Industrial Village
    Rd.                          1985        1995
Other Piedmont Triad
  Properties
  6348 Burnt Poplar              1990        1995
  6350 Burnt Poplar              1992        1995
  Stratford                      1991        1995
  Chesapeake                     1993        1995
  3288 Robinhood                 1989        1995
Steele Creek Park
  Bldg. A                        1989        1995
  Bldg. B                        1985        1995
  Bldg. E                        1985        1995
  Bldg. G-1                      1989        1995
  Bldg. H                        1987        1995
  Bldg. K                        1985        1995
  Bldg. N                        1989        1995
Highwoods/Forsyth Business
  Park
  4101 Stuart Andrew Blvd.       1984        1995
  4105 Stuart Andrew Blvd.       1984        1995
  4109 Stuart Andrew Blvd.       1984        1995
  4201 Stuart Andrew Blvd.       1982        1995
  4205 Stuart Andrew Blvd.       1982        1995
  4209 Stuart Andrew Blvd.       1982        1995
  4215 Stuart Andrew Blvd.       1982        1995
  4301 Stuart Andrew Blvd.       1982        1995
  4321 Stuart Andrew Blvd.       1982        1995
Parkway Plaza
  Building 1                     1982        1995
  Building 2                     1983        1995
  Building 3                     1984        1995
  Building 7                     1985        1995
  Building 8                     1986        1995
  Building 9                     1984        1995
Other Charlotte Properties
  First Citizens                 1989        1994

                                                                   Cost     Gross Amount at Which
                                                                Capitalized
                                             Initial Cost       Subsequent   Carried at Close of
                                                   Building &       to              Period  Building &   Total    Accumulated
       Description         Encumbrance    Land    Improvements  Acquisition   Land    Improvements    (11)    Depreciation (12)
Innsbrook Office Center
  Markel American                (8)          585      2,347           81         585      2,428        3,013           34
  Proctor-Silex                  (8)        1,086      4,344           --       1,086      4,344        5,430           50
  Vantage Place I                 --          235        940            1         235        941        1,176            7
  Vantage Place II                --          203        811            2         203        813        1,016            6
  Vantage Place III               --          218        873            2         218        875        1,093            6
  Vantage Place IV                --          233        931            2         233        933        1,166            7
  Vantage Point                4,493        1,089      4,354           51       1,089      4,405        5,494           32
  Innsbrook Tech I             1,181          264      1,058           --         264      1,058        1,322            8
  DEQ Technology Center           --          541      2,166           --         541      2,166        2,707           11
  DEQ Office                      --        1,324      5,305           --       1,324      5,305        6,629           28
Technology Park
  Virginia Center                 --        1,438      5,858           --       1,438      5,858        7,296          157
Development Projects
  Global Software                 --          465         --           58         465         58          523           --
  MSA                             --          717         --            9         717          9          726           --
  Healthsource                    --        1,294         --            1       1,294          1        1,295           --
  Highwoods Health Club           --          142        555           --         142        555          697           --
  Regency One                     --          554         --           --         554         --          554           --
Development Land
  Capital Center                  --          851         --           --         851         --          851           --
  Creekstone Park                 --        1,255         --         (453)(9)       802         --        802           --
  Highwoods Office Center
    North                         --        1,555         49         (450) 10)     1,105         49     1,154           10
  Highwoods Office Center
    South                         --        2,518         --           --       2,518         --        2,518           --
  Research Commons                --        1,349         --           --       1,349         --        1,349           --
  Airpark East                    --        1,932         --           --       1.932                   1,932
  Airpark North                   --          804         --           --         804         --          804           --
  NationsFord Business
    Park                          --        1,206         --           --       1,206         --        1,206           --
  West Point Business Park        --        1,759         --           --       1,759         --        1,759           --
  Airport Center Drive         1,600        1,600         --           --       1,600         --        1,600           --
                             $41,798    $ 107,642   $449,766     $ 41,128   $ 106,955   $491,581    $ 598,536      $21,452
                              Date of       Date
       Description          Construction  Acquired
Innsbrook Office Center
  Markel American                1988        1995
  Proctor-Silex                  1986        1995
  Vantage Place I                1987        1995
  Vantage Place II               1987        1995
  Vantage Place III              1988        1995
  Vantage Place IV               1988        1995
  Vantage Point                  1990        1995
  Innsbrook Tech I               1991        1995
  DEQ Technology Center          1991        1995
  DEQ Office                     1991        1995
Technology Park
  Virginia Center                1985        1994
Development Projects
  Global Software                 N/A
  MSA                             N/A         N/A
  Healthsource                    N/A         N/A
  Highwoods Health Club           N/A         N/A
  Regency One                     N/A         N/A
Development Land
  Capital Center                  N/A        1995
  Creekstone Park                 N/A        1994
  Highwoods Office Center
    North                         N/A        1994
  Highwoods Office Center
    South                         N/A        1994
  Research Commons                N/A        1995
  Airpark East                    N/A        1995
  Airpark North                   N/A        1995
  NationsFord Business
    Park                          N/A        1995
  West Point Business Park        N/A        1995
  Airport Center Drive            N/A        1995
                                  N/A         N/A


(1) These assets are pledged as collateral for a $12,067,000 first mortgage loan.
(2) These assets are pledged as collateral for a $31,834,000 first mortgage loan.
(3) These assets are pledged as collateral for an $80,000,000 credit facility.
(4) These assets are pledged as collateral for a $6,669,000 first mortgage loan.
(5) These assets are pledged as collateral for a $24,481,000 first mortgage loan.
(6) These assets are pledged as collateral for a $40,659,000 first mortgage loan.
(7) These assets are pledged as collateral for an $8,733,000 first mortgage loan.
(8) These assets are pledged as collateral for a $4,995,000 first mortgage loan.
(9) Reflects land transferred to the Willow Oak Property.
(10) Reflects land transferred to the Global Property.
(11) The aggregate cost for Federal Income Tax purposes was approximately $509,000,000.
(12) Depreciation is computed using economic lives ranging from 5 to 40 years.
                                       61

                           HIGHWOODS PROPERTIES, INC.
                              NOTE TO SCHEDULE III
                                 (in thousands)
                        As of December 31, 1995 and 1994
     A summary of activity for real estate and accumulated depreciation is as follows:

                                                                                                December 31,
                                                                                              1995            1994
Real Estate:
  Balance at beginning of year........................................................   $       218,699    $ 61,656
  Additions:
     Acquisitions and development.....................................................           365,130     154,946
     Improvements.....................................................................            16,806       2,097
  Cost of real estate sold............................................................            (2,099)         --
Balance at close of year (a)..........................................................   $       598,536    $218,699
Accumulated Depreciation:
  Balance at beginning of year........................................................   $        11,003    $  8,679
  Depreciation expense................................................................            10,483       2,324
  Real estate sold....................................................................               (34)         --
  Balance at close of year (b)........................................................   $        21,452    $ 11,003

(a) Reconciliation of total cost to balance sheet caption at December 31, 1995 and 1994 (in thousands):

                                                                                                  1995        1994
Total per schedule III                                                                          $598,536    $218,699
Construction in progress exclusive
of land of $3,172 included in
Schedule III                                                                                      15,508          --
Furniture, fixtures and equipment                                                                  1,288         967
Total real estate assets at cost                                                                $615,332    $219,666

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1995 and 1994 (in thousands):

                                                                                                   1995       1994
Total per schedule III                                                                            $21,452    $11,003
Accumulated depreciation -- furniture, fixtures and equipment                                         814        687
Total accumulated depreciation                                                                    $22,266    $11,690

                         REPORT OF INDEPENDENT AUDITORS
BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.
     We have audited the accompanying combined balance sheets of the Highwoods Group as of December 31, 1993 and 1992, and the related combined statements of operations, owners' deficit, and cash flows for the period from January 1, 1994 to June 13, 1994 and for each of the three years in the period ended December 31, 1993. We have also audited the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Highwoods Group's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Highwoods Group at December 31, 1993 and 1992, and the combined results of operations and cash flows for the period from January 1, 1994 to June 13, 1994 and for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information required to be set forth therein.
                                          ERNST & YOUNG LLP
Raleigh, North Carolina
January 10, 1995
                                       63

                                HIGHWOODS GROUP
                            COMBINED BALANCE SHEETS

                                                                                            December 31,
                                                                                        1993           1992
Assets
Rental properties, at cost:
  Land............................................................................   $ 9,488,616    $ 8,602,272
  Buildings and improvements......................................................    50,141,219     44,876,022
  Equipment.......................................................................       924,782        791,357
                                                                                      60,554,617     54,269,651
  Less accumulated depreciation...................................................    (8,649,712)    (7,390,178)
     Rental property, net.........................................................    51,904,905     46,879,473
Cash and cash equivalents.........................................................       865,647      2,363,204
Restricted cash...................................................................       928,773        462,545
Rents and other receivables from tenants (net of allowance of $20,000 in December
  1993 and $19,000 in December 1992)..............................................     1,314,983        706,682
Accounts receivable from related parties..........................................       156,942        199,562
Accrued straight line rents receivable............................................     1,624,535      1,357,433
Deferred offering costs and prepaids..............................................       180,604         25,549
Other assets:
  Deferred lease fees and loan costs..............................................     2,838,182      2,505,724
  Less accumulated amortization...................................................    (1,136,059)      (812,279)
                                                                                       1,702,123      1,693,445
Total assets......................................................................   $58,678,512    $53,687,893
Liabilities and owners' deficit
Mortgages and notes payable including $159,362 to related parties at December 31,
  1993 and $262,552 at December 31, 1992..........................................   $64,346,580    $60,279,344
Accrued expenses and accounts payable.............................................     2,226,879      1,034,212
Accounts payable to related parties...............................................        81,833        197,747
Total liabilities.................................................................    66,655,292     61,511,303
Owners' deficit...................................................................    (7,976,780)    (7,823,410)
Commitments (Notes 3, 5 and 7)....................................................
Total liabilities and owners' deficit.............................................   $58,678,512    $53,687,893

                            See accompanying notes.
                                       64

                                HIGHWOODS GROUP
                       COMBINED STATEMENTS OF OPERATIONS

                                                        January 1, 1994
                                                              to                  Year ended December 31,
                                                         June 13, 1994       1993          1992          1991
Revenue:
  Rental income.......................................    $ 4,953,444     $ 8,983,623   $ 8,184,195   $ 5,636,933
  Leasing, Development and Construction Income........      1,267,725       3,721,407     3,490,283     3,039,210
  Other income........................................        427,300         745,173       857,512     1,097,842
Total revenue.........................................      6,648,469      13,450,203    12,531,990     9,773,985
Expenses:
  Property operating expenses.........................      2,246,830       4,398,186     4,197,621     3,123,351
  Leasing, Development and Construction Expenses......        349,677       1,849,778     1,388,629     1,343,955
  Interest............................................      2,472,609       5,184,781     5,058,973     3,907,894
  Depreciation and amortization.......................        834,622       1,583,314     1,431,455     1,134,657
  Marketing, general and administrative...............        280,777         589,257       693,892       690,283
Total expenses........................................      6,184,515      13,605,316    12,770,570    10,200,140
Net income (loss).....................................    $   463,954     $  (155,113)  $  (238,580)  $  (426,155)

                            See accompanying notes.
                                       65

                                HIGHWOODS GROUP
                     COMBINED STATEMENTS OF OWNERS' DEFICIT

                                                                                                        Owners'
                                                                                                        Deficit
Balance at January 1, 1991.........................................................................   $(7,670,302)
  Owners' distributions............................................................................    (1,794,472)
  Owners' contributions............................................................................       706,209
  Net loss for the year ended December 31, 1991....................................................      (426,155)
Balance at December 31, 1991.......................................................................    (9,184,720)
  Owners' distributions............................................................................    (1,437,427)
  Owners' contributions............................................................................     3,037,317
  Net loss for the year ended December 31, 1992....................................................      (238,580)
Balance at December 31, 1992.......................................................................    (7,823,410)
  Owners' distributions............................................................................    (1,043,944)
  Owners' contributions............................................................................     1,045,687
  Net loss for the year ended December 31, 1993....................................................      (155,113)
Balance at December 31, 1993.......................................................................    (7,976,780)
  Owners' distributions............................................................................    (1,759,220)
  Net income for the period from January 1, 1994 to June 13, 1994..................................       463,954
Balance at June 13, 1994...........................................................................   $(9,272,046)

                            See accompanying notes.
                                       66

                                HIGHWOODS GROUP
                       COMBINED STATEMENTS OF CASH FLOWS

                                                            January 1, 1994
                                                                  to                  Year ended December 31,
                                                             June 13, 1994       1993          1992           1991
Operating activities
Net income (loss).........................................    $   463,954     $  (155,113)  $  (238,580)  $   (426,155)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization...........................        834,622       1,583,314     1,431,455      1,134,657
  Changes in operating assets and liabilities:
    Rents and other receivables from tenants..............      1,100,324        (608,301)     (133,796)      (136,346)
    Deferred lease fees and loan costs....................         26,150        (332,458)     (923,681)      (594,547)
    Accounts receivable from related parties..............             --          42,620       (28,788)      (109,486)
    Deferred offering costs and prepaids..................        181,303        (155,055)       (3,218)        (7,957)
    Tenant security deposits..............................          7,682          (5,660)      (22,067)         6,862
    Accrued straight line rents receivable................        238,707        (267,102)     (380,279)      (283,812)
    Accrued expenses and accounts payable.................        (53,828)      1,198,327      (111,059)       342,158
    Accounts payable to related parties...................             --        (115,914)      (11,395)       209,142
Net cash provided by (used in) operating activities.......      2,798,914       1,184,658      (421,408)       134,516
Investing activities
Changes in restricted cash................................        834,717        (466,228)     (462,545)            --
Purchases of, and improvements to, rental properties......       (346,978)     (6,284,966)   (3,220,404)   (16,140,703)
Net cash provided by (used in) investing activities.......        487,739      (6,751,194)   (3,682,949)   (16,140,703)
Financing activities
Proceeds from borrowings..................................             --       4,918,424    27,168,946     19,550,834
Principal payments on notes payable.......................       (398,724)       (851,188)  (23,344,668)    (2,061,674)
Distributions to partners.................................     (1,759,220)     (1,043,944)   (1,437,427)    (1,794,472)
Capital contributions from partners.......................             --       1,045,687     3,037,317        706,209
Net cash (used in) provided by financing activities.......     (2,157,944)      4,068,979     5,424,168     16,400,897
Net increase (decrease) in cash and cash equivalents......      1,128,709      (1,497,557)    1,319,811        394,710
Cash and cash equivalents at beginning of year............        865,647       2,363,204     1,043,393        648,683
Cash and cash equivalents at end of year..................    $ 1,994,356     $   865,647   $ 2,363,204   $  1,043,393
Supplemental disclosures of cash flow information
Cash paid during the year for interest (net of interest
  capitalized of $-0-, $15,772, $-0-, and $487,173, for
  the period from January 1, 1994 to June 13, 1994 and for
  the years ended December 31, 1993, 1992, and 1991,
  respectively)...........................................    $ 2,410,237     $ 5,098,233   $ 5,147,855   $  3,745,068

                            See accompanying notes.
                                       67

                                HIGHWOODS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  Description of Business
     The Highwoods Group is engaged in the ownership, management, operation, leasing and development of commercial real estate properties. The Highwoods Group owns and operates fourteen buildings located in the Research Triangle Park region of North Carolina.
  Principles of Combination
     The Highwoods Group is not a legal entity but rather a combination of commercial real estate properties that are organized as general partnerships and are under common control, and an affiliated real estate management company, the Highwoods Properties Company ("HPC"). HPC provides property management services to the properties. All significant intercompany transactions and balances have been eliminated in the combination.
     As discussed in Note 7, on June 14, 1994, the Highwoods Group intended to transfer its properties and property management operation to a real estate investment trust (REIT), Highwoods Properties, Inc.
  Rental Property
     Rental properties are stated at the lower of cost or net realizable value. All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and five to seven years for furniture and equipment. Tenant improvements are amortized over the life of respective leases, using the straight-line method.
  Cash Equivalents
     The Highwoods Group considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
  Revenue Recognition
     Minimum rental income is recognized on a straight-line basis over the term of the lease, and due and unpaid rents are included in rents and other receivables from tenants in the accompanying balance sheet. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance and certain common area maintenance (CAM) costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties. Lease fee income is recognized 50% when the lease is signed and 50% when the tenant takes occupancy.
  Deferred Lease Fees and Loan Costs
     Lease fees and concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan.
  Other Income
     Other income consists primarily of management fees generated by HPC from providing property management services to third parties and interest income.
  Income Taxes
     No provision has been made for income taxes because the commercial real estate properties are owned by partnerships whose partners are required to include their respective share of profits or losses in their individual tax returns.
                                       68

                                HIGHWOODS GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued
     HPC elected to be taxed for federal and state income tax purposes as an S-Corporation under provisions of the Internal Revenue Code. Consequently income, losses and credits are passed through directly to the shareholders, rather than being taxed at the corporate level. This election was effective as of January 1, 1993. Previously, HPC operated as a general partnership.
2. MORTGAGES AND NOTES PAYABLE
  Mortgages Payable
     Conventional mortgages payable are comprised of 20 loans at December 31, 1993 and 17 loans at December 31, 1992, each of which is collateralized by a building and related land included in real estate assets. The mortgages payable are generally due in monthly installments of interest and principal and mature at various dates through 2011. Interest rates on fixed rate mortgages payable aggregating $41,138,812 and $38,469,318 at December 31, 1993 and 1992,
respectively, range from 7% to 9.875% (averaging 8.77% at December 31, 1993). Interest rates on variable rate mortgages payable aggregating $22,720,011 and $21,023,907 at December 31, 1993 and 1992, respectively, range from the prime rate (6.0% at December 31, 1993) to 1.5% above the prime rate.
  Unsecured Notes Payable
     Unsecured notes payable are comprised of four loans at December 31, 1993, and six loans at December 31, 1992. The notes payable are generally due in monthly installments of interest and principal and mature at various dates through 2000. Interest rates on fixed rate notes payable aggregating $328,395 and $523,567 at December 31, 1993 and 1992 respectively, range from 6% to 11% (averaging 8.31% at December 31, 1993). Interest rates on variable rate notes payable aggregating $159,362 and $262,552 (of which all is due to related parties) at December 31, 1993 and 1992 respectively, range from the prime rate (6.0% at December 31, 1993) to 1.5% above the prime rate.
     Combined aggregate principal maturities of mortgages and notes payable at December 31, 1993 are as follows:

1994......................................................................   $18,435,354
1995......................................................................     1,132,936
1996......................................................................       782,363
1997......................................................................       846,760
1998......................................................................     8,350,738
Thereafter................................................................    34,798,429
                                                                             $64,346,580

     All of the properties are pledged as collateral for the mortgages payable. In connection with the procurement of mortgages on completed buildings, the lenders require a holdback of a portion of the loan proceeds to provide for tenant fit-ups in the buildings. These proceeds are then drawn as fit-up expenses are incurred. Such hold back amounts are included in restricted cash in the consolidated balance sheet. (1993 -- $928,773; 1992 -- $462,545).
                                       69

                                HIGHWOODS GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)
3. LEASES
     The Highwoods Group leases automobiles, and office space under various operating leases. Total rent expense for these leases was $69,900, $148,000, $162,000 and $163,000 for the period from January 1, 1994 to June 13, 1994 and for the years ended December 31, 1993, 1992 and 1991, respectively. As of June 13, 1994, the Company did not have contractual leases in place with remaining terms of one year or more.
4. MANAGEMENT COMPENSATION PROGRAM
     In 1989, HPC adopted two bonus plans for four members of management. The first plan provides for approximately 15.5% of the net income of HPC for each fiscal year to be divided among the managers, based on performance, and paid in the first quarter following the end of the fiscal year. The second plan provides that 25% of all profits of HPC in excess of $700,000 for each fiscal year be contributed to a pool for the same four members of management, based on established percentages. Amounts contributed under the plan are paid to the employees ratably over a three-year period. These bonuses are discretionary and approved by the partners annually. If any of the employees under the plan are terminated or leave HPC for any reason, that employee forfeits rights to receive payout of the unpaid portion in their bonus account. Compensation expense related to the bonus plan was $212,060, $147,703, and $225,146 for the years ended December 31, 1993, 1992 and 1991 respectively. There was no expense incurred for the period from January 1, through June 13, 1994.
5. RENTAL INCOME
     The Highwoods Group's developed property is being leased to tenants under operating leases that expire over the next ten years. The minimum rental amounts under the leases are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Highwoods Group for increases in certain costs above their base year costs.
     Expected future minimum rents to be received over the next five years and thereafter from related party and other tenants for leases in effect at December 31, 1993 are as follows:

                                                                        Related        Other
                                                                         Party        Tenants         Total
1994.................................................................   $ 78,589    $ 9,371,140    $ 9,449,729
1995.................................................................     78,589      8,943,983      9,022,572
1996.................................................................     78,589      7,684,132      7,762,721
1997.................................................................      6,549      6,223,503      6,230,052
1998.................................................................         --      5,149,191      5,149,191
Thereafter...........................................................         --     10,335,729     10,335,729
                                                                        $242,316    $47,707,678    $47,949,994

     Two major tenants represented 11% and 10% of the Highwoods Group's total rental income for the year ended December 31, 1993.
6. RELATED PARTY TRANSACTIONS
     There are several business relationships with related parties which involve management, leasing and maintenance fees for buildings, as well as advancing money in the ordinary course of business to other entities whose principal owners are partners in HPC. Total fees received from related parties for the period from January 1, 1994 to June 13, 1994 and for the years ended December 31, 1993, 1992 and 1991 were $10,989, $494,000, $516,000 and $330,000, respectively.
                                       70

                                HIGHWOODS GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)
6. RELATED PARTY TRANSACTIONS -- Continued
     Other related party transactions include leasing fees paid to an affiliated business of $2,267, $12,100, $6,300 and $56,000 for the period from January 1, 1994 to June 13, 1994 and during 1993, 1992 and 1991, respectively, partners' management fees of $-0- for the period from January 1, 1994 to June 13, 1994 $30,000 in each of 1993, 1992 and 1991 and rent paid to an affiliated business of $9,900, $34,000, $38,000 and $39,000 for the period from January 1, 1994 to
June 13, 1994 and in 1993, 1992, and 1991, respectively. During 1992, the Highwoods Group purchased a vehicle from a related company for approximately $21,000.
     The amount of land purchased from related parties for the years ended December 31, 1993 and 1991 was $142,284 and $888,854 respectively.
7. SUBSEQUENT EVENT
     On June 14, 1994, the Highwoods Group transferred all of its assets and liabilities to Highwoods Realty Limited Partnership in connection with Highwoods Properties, Inc.'s initial public offering of common stock.

                                HIGHWOODS GROUP
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                                            Cost Capitalized         Gross Amount at Which
                                  Initial Cost               Subsequent to            Carried at Close of
                                         Buildings &          Acquisition Buildings &          Period Buildings &
Description   Encumbrance      Land      Improvements     Land      Improvements      Land      Improvements    Total (A)
Blue Ridge
  II          $ 1,686,036   $   433,556           --           --   $ 1,323,291    $   433,556  $ 1,323,291    $  1,756,847
Cape
Fear/Catawba    3,010,488       256,322           --           --     3,258,258        256,322    3,258,258       3,514,580
CompuChem       7,220,423       268,866           --           --     6,097,552        268,866    6,097,552       6,366,418
Expressway
  One           1,794,970       241,583           --           --     1,724,973        241,583    1,724,973       1,966,556
Hawthorn        5,035,976       904,437           --           --     3,767,097        904,437    3,767,097       4,671,534
Highwoods
  North         1,851,720     1,554,732           --           --        48,892      1,554,732       48,892       1,603,624
Highwoods
  South         4,057,240     2,746,136           --    $(249,225)           --      2,496,911           --       2,496,911
Highwoods
  Tower        17,000,000       203,419           --           --    16,574,375        203,419   16,574,375      16,777,794
Ironwood/
 Leatherwood    2,802,433       531,609   $2,126,435           --        68,611        531,609    2,195,046       2,726,655
Kaiser          5,035,976       133,126           --           --     3,564,301        133,126    3,564,301       3,697,427
Rexwoods II     1,599,416       354,735           --           --     1,773,567        354,735    1,773,567       2,128,302
Rexwoods III    3,572,377       885,598           --           --     2,709,598        885,598    2,709,598       3,595,196
Rexwoods
  Center        4,452,026       775,408           --           --     3,243,234        775,408    3,243,234       4,018,642
Riverbirch      4,739,742       448,314           --           --     3,861,035        448,314    3,861,035       4,309,349
              $63,858,823   $ 9,737,841   $2,126,435    $(249,225)  $48,014,784    $ 9,488,616  $50,141,219    $ 59,629,835
                                             Life on
                                              Which
              Accumulated     Date of      Depreciation
Description   Depreciation  Construction   is Computed
Blue Ridge
  II          $  262,871        1988        5-40 yrs.
Cape
Fear/Catawba   1,660,012        1980        5-40 yrs.
CompuChem      1,402,874        1980        5-40 yrs.
Expressway
  One            156,031        1990        5-40 yrs.
Hawthorn       1,298,151        1987        5-40 yrs.
Highwoods
  North            7,566        1983        5-40 yrs.
Highwoods
  South               --        1983              N/A
Highwoods
  Tower        1,181,907        1991        5-40 yrs.
Ironwood/
 Leatherwood       8,355          (B)       5-40 yrs.
Kaiser           798,539        1988        5-40 yrs.
Rexwoods II        9,615        1993        5-40 yrs.
Rexwoods III     188,277        1992        5-40 yrs.
Rexwoods
  Center         468,538        1990        5-40 yrs.
Riverbirch       597,156        1987        5-40 yrs.
              $8,039,892

      (A) The aggregate cost for Federal Income Tax purposes was approximately $59,629,835.
      (B) The property was acquired in 1993.

                                HIGHWOODS GROUP
      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                 June 13, 1994
     The changes in the Highwoods Group for the period from January 1, 1994 to June 13, 1994 and for the three years ended December 31, 1993 are as follows:

                                                    Period from
                                                 January 1, 1994 to
                                                   June 13, 1994           1993          1992           1991
Real estate balance at beginning of period....      $ 59,629,835       $ 53,478,294   $50,324,176    $34,218,255
Properties developed (1)......................                --          2,128,302       686,918     15,680,331
Properties acquired...........................                --          2,658,044            --             --
Improvements..................................         2,025,410          1,365,195     2,479,315        686,376
Disposals.....................................                --                 --       (12,115)      (260,786)
Balance at end of period......................      $ 61,655,245       $ 59,629,835   $53,478,294    $50,324,176

(1) Land was acquired from related parties for $142,284 in 1993 and $888,854 in 1991.
     The changes in accumulated depreciation for the period from January 1, 1994 to June 13, 1994 and for the three years ending December 31, 1993 are as follows:

                                                        Period from
                                                     January 1, 1994 to
                                                       June 13, 1994          1993          1992          1991
Balance at beginning of period....................       $8,039,892        $ 6,852,176   $5,769,702    $4,928,759
  Depreciation for period.........................          639,541          1,187,716    1,082,474       851,566
  Disposals.......................................               --                 --           --       (10,623)
Balance at end of period..........................       $8,679,433        $ 8,039,892   $6,852,176    $5,769,702

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 3, 1996.

                                          HIGHWOODS PROPERTIES, INC.
                                          By: /s/        RONALD P. GIBSON
                                               Ronald P. Gibson, President and
                                                   Chief Executive Officer
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      Signature                                         Title                        Date
          /s/           O. TEMPLE SLOAN, JR.            Chairman of the Board of Directors       June 3, 1996
                 O. Temple Sloan, Jr.
           /s/             RONALD P. GIBSON             President, Chief Executive Officer and   June 3, 1996
                                                          Director
                   Ronald P. Gibson
            /s/              JOHN L. TURNER             Vice Chairman of the Board               June 3, 1996
                    John L. Turner
          /s/           WILLIAM T. WILSON III           Executive Vice President and Director    June 3, 1996
                William T. Wilson III
           /s/            WILLIAM E. GRAHAM             Director                                 June 3, 1996
                  William E. Graham
            /s/             THOMAS W. ADLER             Director                                 June 3, 1996
                   Thomas W. Adler
           /s/              ROBERT L. KIRBY             Director                                 June 3, 1996
                   Robert L. Kirby
            /s/               STEPHEN TIMKO             Director                                 June 3, 1996
                    Stephen Timko
           /s/             L. GLENN ORR, JR.            Director                                 June 3, 1996
                  L. Glenn Orr, Jr.
           /s/             CARMAN J. LIUZZO             Chief Financial Officer (Principal       June 3, 1996
                                                          Financial Officer and Principal
                   Carman J. Liuzzo                       Accounting Officer)