Form 10-Q/A
period 1996-03-31
HIGHWOODS PROPERTIES INC
filed 1996-06-03
CIK 921082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       5

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       6

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       7

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

     Based on the Company's total market capitalization of $841.7 million at March 31, 1996 (at the March 31, 1996 stock price of $27.88 and including the conversion of the 3,732,000 units of minority interest in the Operating Partnership), the Company's debt represented approximately 23% of its total market capitalization.
     In March 1996, the Company closed on the $140 million Credit Facility, which replaced the Company's previous $80 million line. The new facility is with NationsBank, First Union National Bank of North Carolina, and Wachovia Bank of North Carolina. The Credit Facility requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on September 30, 1999. The initial interest rate on the facility is LIBOR +150% and will adjust based on the Company's senior unsecured credit rating to a range of LIBOR +1.00% to LIBOR +1.50%, subject to the interest rate protection agreement described below. At March 31, 1996, one-month LIBOR was 5.4%. (See "Pending Acquisition of Crocker Realty Trust, Inc." below for proposed credit facility modifications.)
     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 150 basis points) to 7.0% with respect to $80 million of the $140 million Credit Facility, and (ii) in connection with the $35.9 million variable rate mortgages, entered into interest rate swaps which limit its exposure to an increase in the interest rates to 7.24%. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Credit Facility and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the Credit Facility and other debt and equity financing.
     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Credit Facility to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness under the Credit Facility upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities
                                       10
and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs. NASHVILLE ACQUISITION
     On April 1, 1996 the Company completed a merger with Nashville, Tennessee based Eakin & Smith and its affiliates ("Eakin & Smith") combining their property portfolios, management teams and business operations. Through the combination, the Company succeeded to the ownership of seven suburban office buildings totaling 848,000 square feet, a 103,000-square-foot suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. All the properties and development land are located in Nashville, Tennessee.
     The aggregate purchase price, assuming the completion of the in-process development project, was approximately $98.5 million payable through the issuance of 537,138 limited partnership units of the Operating Partnership and the issuance of 489,421 common shares of the Company, the assumption of $37 million of indebtedness (average fixed rate of 8.0%), and cash payments of approximately $33 million. The cash payments were funded by the Company's Credit Facility. The aggregate purchases price excludes deferred payments totaling $1.5 million in common stock, which are attributable to Eakin & Smith's brokerage and property management operation. The payments will be paid over a four-year period provided certain annual operating measurements are achieved.
PENDING ACQUISITION OF CROCKER REALTY TRUST, INC.
     On April 29, 1996, the Company entered into a Stock Purchase Agreement with the owners of approximately 83% of the common stock of Crocker Realty Trust, Inc. ("Crocker"). In addition, the Company has signed an Agreement and Plan of Merger with Crocker pursuant to which the Company will acquire 100% of Crocker's common stock. The transaction, which has been approved by each company's Board of Directors, is expected to close in the third quarter of 1996.

     The Crocker portfolio consists of 58 suburban office properties and 12 service center properties encompassing 5.7 million square feet. Crocker's properties are located in 15 southeastern markets, of which four are existing Company markets (including Charlotte, NC; Raleigh, NC; and Nashville, TN) and 11 represent new markets for the Company (including Greenville, SC; Tampa, FL; Memphis, TN; and Atlanta, GA). The properties are 95% leased and are primarily located in business park settings. The Company will not acquire undeveloped land in the transaction. Crocker is expected to distribute 258 acres of undeveloped land and certain other assets, net of certain liabilities, to its shareholders prior to the merger.

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

     The Company expects to finance the cash purchase of Crocker's shares initially by utilizing the proceeds from a $250 million unsecured credit facility and a $100 million unsecured interim facility led by NationsBank. The credit facility commitment is an increase from the current amount of $140 million. Both the credit facility and the interim facility bear interest at a rate of LIBOR + 150 basis points. The $250 million facility has a 36-month term with certain conversion rights after nine months. In lieu of the interim facility and draws under the expanded $250 million credit facility, the Company may finance the merger through the issuance of a combination of private and public equity.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS

     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below.


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

(1) Amounts represent cash expenditures.
(2) Assumes conversion of limited partnership units in the Operating Partnership to shares of Highwoods Properties, Inc. Minority interest unit holders and the shareholders of the Company share equally on a per share and per unit basis; therefore, the resultant per share information is unaffected by the conversion.
     On April 30, 1996, the Company's Board of Directors declared a dividend of $.45 per share ($1.80 on an annualized basis) payable on May 22, 1996 to stockholders of record on May 8, 1996.
                                       13

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

     The following table sets forth certain information with respect to the Company's properties under development as of March 31, 1996 (dollars in thousands):

                                                                                RENTABLE                  ESTIMATED
                                                                   ESTIMATED     SQUARE     PERCENTAGE    COMPLETION
                                                                     COST         FEET      PRE-LEASED       DATE
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
                                       14

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

(1) Include properties acquired on April 1, 1996 in the Eakin & Smith transaction.
(2) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
THIRD-PARTY SERVICE OPERATIONS
     The Company, through the Service Companies and Forsyth-Carter Brokerage L.L.C., provides brokerage services as well as management, development, construction and other related services for properties owned by third parties. The Company currently provides third-party management services for 23 buildings totaling approximately 847,000 rentable square feet and exclusive leasing services for 29 buildings, totaling approximately 1.7 million rentable square feet.
INFLATION
     Historically inflation has not had a significant impact on the Company's operations because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.
                                       16

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities -- None
Item 3.   Defaults Upon Senior Securities -- None
Item 4.   Submission of Matters to a Vote of Security Holders -- None
Item 5.   Other Information -- None
Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

          EXHIBIT NO.                                           DESCRIPTION
               27       Financial Data Schedule (previously filed)

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

Date: June 3, 1996