Form 10-K/A
period 1995-12-31
HIGHWOODS PROPERTIES INC
filed 1996-06-18
CIK 921082

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
[X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1995
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                                      to
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

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X ]
     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 1, 1996 was approximately $582,229,230. As of March 1, 1996, there were 19,407,641 shares of common stock, $.01 par value, outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 30, 1996 are incorporated by reference in Part III Items 10, 11, 12 and 13.

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

     The consolidated transaction described above (the "Richmond Expansion") encompasses 362,844 square feet and 64 acres of development land in eight suburban office and two service center properties. The total cost, excluding the 64 acres of development land, was $28.7 million.
Research Commons
     On February 10, 1995, the Company acquired six suburban office buildings located within the confines of Research Triangle Park from the Research Commons Group. The buildings are situated in an office park known as Research Commons, contain approximately 538,000 rentable square feet. The Company also acquired all of the Research Commons office park, which contains approximately 60 acres of land, 10 of which is undeveloped but zoned for office and other commercial development. As consideration for the Research Commons Acquisition, the Company assumed approximately $26.2 million of indebtedness owed to a financial institution, assumed a $5.0 million promissory note to Beaunit, an affiliate of certain members of the Research Commons Group, and issued 1,390,179 Units in the Operating Partnership to the Research Commons Group. In the event the buildings at Research Commons meet certain operating results in the future, the Company agreed to issue to the Research Commons Group up to an additional 40,000 Units. The Company agreed to allow the current property manager of Research Commons, Practical Management Inc., to continue to manage the properties following consummation of the acquisition. The Company however, has the right to terminate such arrangement upon 180 days notice.
Creekstone Crossing
     On May 25, 1995, the Company acquired Creekstone Crossings, a 59,000-square foot service center property adjacent to the Research Triangle Park in Raleigh-Durham, North Carolina. Creekstone Crossings is located in the Company-owned Creekstone Park development, which includes the Riverbirch building and 22 acres of development land. The aggregate purchase price of $4.5 million was paid through the issuance of 4,640 Units and the assumption of approximately $4.4 million of indebtedness, which was repaid at closing from a draw under the Company's credit facility. Certain directors and officers of the Company owned an interest in Creekstone Crossings.
Bissell Portfolio
     On July 12, 1995, the Company acquired a 914,000-square foot industrial and service center portfolio consisting of 47 buildings located in Greensboro and nine buildings located in Charlotte, North Carolina (the "Bissell Portfolio"). As part of the acquisition, the Company initially acquired six acres of development land and will acquire 20 additional acres over a five-year period. The aggregate purchase price of approximately $38.7 million was paid through the issuance of 81,716 Units, the assumption of $6.7 million of indebtedness, the payment of $28.3 million in cash and a deferred payment of $1.6 million. The $28.3 million cash payment was financed with a $12.3 million first mortgage loan and a $16.0 million draw under the Company's credit facility. The deferred payment will be payable in installments as the balance of the 20 acres of development land are placed in service or five years from the closing, whichever occurs first. The Bissell Portfolio contains 167,000 square feet of warehouse space and 747,000 square feet of service center space.
Hock Portfolio
     On July 20, 1995, the Company acquired a 275,000-square foot, five-building, suburban office complex located in Durham, North Carolina (the "Hock Portfolio").The aggregate purchase price of approximately $21.6 million was paid through the issuance of 183,000 Units and the assumption of approximately $17.0 million of indebtedness, which was repaid at closing through a draw under the Company's credit facility. As part of the transaction, the Company was granted certain development rights with respect to approximately 78 acres of development land adjacent to the Hock Portfolio.
Six Forks I & II
     On November 23, 1995, the Company closed on the acquisition of two suburban office properties (Six Forks I and II) encompassing 89,000 square feet. The properties are located adjacent to the Company's Six Forks Center III property. As consideration for the purchase, the Company paid $8.8 million in cash.
                                       6

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

(1) Prior to the Company's June 14, 1994, initial public stock offering.
(2) No distribution was paid during this period. The accrued distribution of $0.075 per share was paid on November 16, 1994 at the time the Company paid its initial distribution for the period from inception to September 30, 1994.
     On March 1, 1996, the last reported sale price of the Common Stock on the NYSE was $30.00 per share. On March 1, 1996, the Company had 516 stockholders of record.
     The Company intends to continue to pay regular quarterly distributions to holders of shares of Common Stock and holders of Units. Although the Company intends to maintain its current distribution rate, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.
     During the year ended 1995, the Company's distributions totalled $25,348,000 of which $2,226,000 represented return of capital for financial statement purposes. The minimum per share distribution required to maintain REIT Status was approximately $1.55 per share in 1995 and $.48 per share in 1994.
     The Company has instituted a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect automatically to reinvest their distributions in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company may issue additional shares of Common Stock or, with respect to reinvested distributions, repurchase Common Stock in the open market for purposes of financing its obligations under the Dividend Reinvestment and Stock Purchase Plan.
ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected financial and operating information for the Company as of December 31, 1995 and 1994, for the year ended December 31, 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Company) as of and for each of the years in the five-year period ended December 31, 1993, and for the period from January 1, 1994, to June 13, 1994.
     Due to the impact of the initial formation of the Company and the initial public offering in 1994, the second and third offerings in 1995 and the transactions more fully described in "Management's Discussion and
Analysis -- Overview and Background," the historical results of operations for the years ended December 31, 1991, 1992, 1993 and 1994 may not be comparable to the current period results of operations.
                                       22

                      The Company and the Highwoods Group

                                                                              Highwoods
                                                          Company               Group        Year ended December 31,
                                                                 June 14,     January 1,
                                                 Year Ended      1994 to       1994 to
                                                December 31,   December 31,    June 13,          Highwoods Group
                                                    1995           1994          1994       1993      1992      1991
                                                           (Dollars in thousands, except per share amounts)
Operating Data:
  Total revenue...............................   $   73,522     $   19,442     $  6,648    $13,450   $12,532   $ 9,774
  Rental property
    operating expenses........................       17,049(1)       5,110(1)     2,596(2)   6,248(2)   5,587(2)   4,467(2)
  General and administrative..................        2,737            810          280        589       694       690
  Interest expense............................       13,720          3,220        2,473      5,185     5,059     3,908
  Depreciation and amortization...............       11,082          2,607          835      1,583     1,431     1,135
  Income (loss) before minority interest......       28,934          7,695          464       (155)     (239)     (426)
  Minority interest...........................       (4,937)          (808)          --         --        --        --
  Income before extraordinary item............       23,997          6,887          464       (155)     (239)     (426)
  Extraordinary item-loss on early
    extinguishment of debt....................         (875)        (1,273)          --         --        --        --
  Net income (loss)...........................   $   23,122     $    5,614     $    464    $  (155)  $  (239)  $  (426)
  Net income per
    common share..............................   $     1.49     $      .63
Balance Sheet Data
  (at end of period):
  Real estate, net of
    accumulated depreciation..................   $  593,066     $  207,976     $     --    $51,590   $46,626   $44,554
  Total assets................................      621,134        224,777           --     58,679    53,688    48,647
  Total mortgages and
    notes payable.............................      182,736         66,864           --     64,347    60,279    56,455
Other Data:
  Number of in-service properties.............          191             44           14         14        13        13
  Total rentable square feet..................    9,215,171      2,746,219      816,690    816,690   794,174   794,174

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

     Interest expense increased from $5,604,000 for pro forma 1994 to $13,720,000 for 1995. The increase in interest expense was a result of an increased debt level during 1995 compared to 1994 as the Company financed a portion of its 1995 acquisition activity through the use of debt financing. The Company's interest expense for 1995 included a benefit of $385,000 as a result of its interest rate protection agreement.

     Depreciation and amortization expense increased from $4,638,000 for pro forma 1994 to $11,082,000 for 1995. The increase in depreciation and amortization expense reflects the increase in real estate assets during 1995.
     Net income before minority interest and extraordinary item equaled $28,934,000 or $1.87 per share for 1995 compared to $13,229,000 or $1.47 per share for pro forma 1994.
     In connection with the repayment of indebtedness related to the Forsyth Transaction, the Company incurred prepayment penalties of $1,047,000. This amount was recorded as an extraordinary item and is presented in the consolidated financial statement as ($875,000), net of the minority interest in such loss.
Comparison of the Company Pro Forma 1994 to the Highwoods Group for the Year Ended December 31, 1993
     For 1994, total revenue on a pro forma basis was $34,282,000 compared to historical revenues of $13,450,000 for the Highwoods Group for the same period of 1993. The net increase is primarily attributed to the addition of 27 additional office properties in connection with the initial public offering and increased occupancy of the Highwoods Group offset by the decrease in non-rental revenue (leasing, development and construction) due to the Company accounting for its interest in Highwoods Realty Services, Inc. and Highwoods Leasing Company under the cost method of accounting. Accordingly, on a pro forma basis, total revenues will include only the distributions from such subsidiaries.
     For 1994, rental property operating expenses total $9,677,000 and equaled 28.8% of rental revenues on a pro forma basis compared to $4,398,186 and 48.9% of rental revenues for the Highwoods Group on a historical basis for the same period of 1993. This decrease from historical to pro forma, as a percentage of rental revenues, is due primarily to the operations of the Properties on a combined, self-managed basis as compared to separate entities historically. Major components of the decrease in rental operating expenses as a percentage of rental revenues can be attributed to the provision of management and leasing services by employees of the Company for which fees were paid historically.
     For 1994 general and administrative expenses equaled $1,134,000 or 3.3% of total revenues on a pro forma basis compared to $589,000 or 4.4% of total revenues for 1993. Increased operating efficiencies in 1994 generated the decrease in general and administrative expenses as a percentage of revenues.
                                       25

     For 1994, interest expense totaled $5,604,000 and equaled 16.3% of total revenues on a pro forma basis compared to $5,185,000 and 38.6% of total revenues on a historical basis for the Highwoods Group for the same period of 1993. This decrease from historical to pro forma, as a percentage of total revenues, is due primarily to the Company's reduced leverage as a result of the reduction of debt using proceeds from the initial public offering.
     The increase in depreciation expense from $1,583,000 for the Highwoods Group for 1993 to $4,638,000 for pro forma 1994 was due to the increase in real estate assets during 1994 as the Company increased its portfolio from 14 properties to 30 properties.
     For 1994, net income before minority interest would have been $13,229,000 on a pro forma basis compared to a loss of ($155,000) on a historical basis for the Highwoods Group for the same period of 1993. Lower interest expense combined with the operating efficiencies gained from operating the Properties on a combined basis and the increased revenues of the Company were the primary reasons for the increase in net income before minority interest from the historical periods to the same periods on a pro forma basis.
Highwoods Group -- Comparison of 1993 to 1992
     Revenue from rental operations for the Highwoods Group for 1993 increased $800,000, or 10%, to $8,984,000, as compared to $8,184,000 for 1992.
Approximately $360,000 of the increase related to additional lease up of Highwoods Tower, $165,000 resulted from the acquisition of the Leatherwood and Ironwood properties and $110,000 resulted from the opening in October 1993 of Rexwoods II. The balance of the increase, approximately $165,000, related to improved occupancy in the remainder of the portfolio, including approximately $100,000 in the Hawthorn building. Revenue from leasing, development, and construction income for the Highwoods Group for 1993, increased $231,000, or 7%, to $3,721,000, as compared to $3,490,000 for 1992. This increase was primarily due to the new properties (Highwoods Tower and Rexwoods II) and related construction income earned from the tenants occupying these properties.
     Operating expenses (which include property, construction, maintenance, leasing, depreciation, amortization, and marketing, general and administrative expenses) increased $709,000, or 9%, to $8,421,000 for 1993, as compared to $7,712,000 for 1992. This increase resulted primarily from an increase in property operating expenses of $201,000, an increase in construction and maintenance expense of $724,000, offset by a decrease in leasing expense of $263,000 for 1993 as compared to 1992.
     General and administrative expenses decreased $105,000 due to a reduction in professional services, and interest expense increased $126,000 from additional debt service on Rexwoods II for 1993 as compared to 1992. Depreciation and amortization increased $152,000 from $1,431,000 for 1992 to $1,583,000 for 1993. Depreciation expense on tenant improvements accounted for $234,000 of the depreciation expense for 1993.
     As a result of these changes in rental revenue and expenses, net loss decreased $84,000, or 35%, to $155,000 in 1993, as compared to $239,000 in 1992.
Liquidity and Capital Resources
Statement of Cash Flows
     The Company generated $43,169,000 in cash flows from operating activities and $93,443,000 in cash flow from financing activities for the year ended December 31, 1995. The Company utilized $136,032,000 of this cash flow to invest in real property assets of $130,411,000 and cash payments to joint venture partners of $6,593,000.
Capitalization
     The Company's total indebtedness at December 31, 1995 totaled $182,736,000 and was comprised of $6,500,000 outstanding under the Company's current $80,000,000 Credit Facility (the "Credit Facility"), $134,687,000 of conventional fixed rate mortgage indebtedness with an average rate of 9.0%, $36,549,000 outstanding under variable rate mortgages (see below for a discussion of interest rate protection agreements) and a 9%, $5,000,000 unsecured note.
                                       26

     Based on the Company's total market capitalization of $836,328,000 at December 31, 1995 (at the December 31, 1995, stock price of $28.25 and including the conversion of the 3,731,000 Units of minority interest in the Operating Partnership), the Company's debt represented approximately 22% of its total market capitalization.
     The Company completed the following financing activities during year ended December 31, 1995:
     (Bullet) During the quarter ended March 31, 1995, the Company completed a
              5,640,000 share public offering of Common Stock (including 640,000 shares issued pursuant to the underwriter's over allotment option). The net proceeds of the offering totaled $109,800,000 and were used primarily to retire indebtedness assumed in connection with the Forsyth Transaction.
     (Bullet) Also during the quarter ended March 31, 1995, the Company received the proceeds from a $41,000,000, 20-year fixed rate (8.97%) mortgage loan. After 10 years the loan provides for a rate reset, with each party having the option at that time to put or call the loan, as the case may be. The proceeds from the loan were used, together with the public offering proceeds discussed above, to fund the Forsyth Transaction.
     (Bullet) During the quarter ended September 30, 1995, the Company completed a 4,774,989 share public offering of Common Stock (including 574,989 shares issued pursuant to the underwriters' over allotment option). The net proceeds of the public offering totaled $110,000,000 and were used primarily to retire amounts outstanding under the Company's Credit Facility, to fund the Richmond Expansion, to fund the cost of various development projects and to provide working capital.
     (Bullet) Also, during the quarter ended September 30, 1995, the Company received the proceeds from a $32,000,000, 20-year fixed rate (8.15%) mortgage loan. After 10 years the loan provides for a rate reset and a put/call option (as described above). The proceeds from the loan were used to fund the property acquisitions made during the quarter.
     (Bullet) In connection with the acquisition of the Bissell Portfolio, the
              Company entered into a $12,250,000, 15-year variable rate mortgage loan with a put/call option at the end of years five and ten.
     (Bullet) In connection with the Company's 1995 acquisitions, the Company assumed 13 loans with an aggregate outstanding balance on the various transaction closing dates of $72,500,000 and issued 2,676,000 Units valued at $57,300,000.
     The Credit Facility requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on June 14, 1999. The Credit Facility bears interest at a floating rate equal to 150 basis points over one-month LIBOR, subject to the interest rate protection agreement described below. At December 31, 1995, one-month LIBOR was 5.9%. The Credit Facility is secured by first mortgage liens on a portfolio of 22 Properties. The Company has received a commitment from three commercial banks whereby they will provide the Company with a $140,000,000 unsecured credit facility (the "New Credit Facility"), which is expected to close March 31, 1996 subject to completion of final documentation. The New Credit Facility will replace the existing Credit Facility.
     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 150 basis points) to 7.0% with respect to the $80,000,000 Credit Facility, and (ii) in connection with the $36,549,000 variable rate mortgages, entered into interest rate swaps which limit its exposure to an increase in the interest rates to 7.24% with respect to the assumed indebtedness. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. Payments received from the counterparties under the interest rate protection agreements were $385,000 and $25,000 for 1995 and 1994, respectively. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Credit Facility and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the
                                       27
future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the New Credit Facility and other debt and equity financing.
     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Credit Facility and New Credit Facility primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Credit Facility or New Credit Facility upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing Properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs.
Pending Nashville Acquisition
     On January 23, 1996, the Company entered into a letter of intent with Nashville, Tennessee-based Eakin & Smith, Inc. and its affiliates ("Eakin & Smith"), which outlined the principal terms in which the Company and Eakin & Smith would combine their property portfolios, management teams and business operations. Through the combination with Eakin & Smith, the Company will succeed to the ownership of seven 96% leased in-service suburban office buildings totaling 848,000 square feet, a 103,000-square-foot, 50% pre-leased suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. The aggregate purchase price, assuming the completion of the in-process development project in December 1996, is expected to total approximately $100,000,000 and is expected to be paid through the issuance of approximately 1.1 million limited partnership units of Highwoods/Forsyth Limited Partnership or shares of Common Stock, the assumption of approximately $42 million of indebtedness and cash payments of approximately $27 million. The aggregate purchase price includes deferred payments totaling $1,500,000, which are attributable to Eakin & Smith's brokerage and property management operations, that will be paid over a four-year period provided certain annual operating measurements are achieved. The Company will fund the cash payments with available capacity under its Credit Facility.
                                       28

     Consummation of the transaction is subject to the completion of due diligence, the execution of a definitive contribution and exchange agreement, the consent of certain lenders, the approval of the transaction by the partners and shareholders of the contributing entities and certain other conditions. Assuming satisfaction of these conditions, the transaction is expected to close in March 1996.
Possible Environmental Liabilities
     All of the properties, except Burnt Poplar, have been subjected to Phase I environmental reviews. These assessments have not revealed, nor is the Company aware of, any environmental liability that the Company believes would have a material adverse effect on the Company's results of operations, liquidity or capital resources. This projection, however, could prove to be incorrect depending on certain factors. For example, the Company's assessments may not reveal all environmental liabilities or there may be material environmental liabilities of which the Company is unaware. In addition, assumptions regarding groundwork-flow and the existence of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company.
Compliance with the Americans with Disabilities Act
     Under the Americans with Disabilities Act (the "ADA"), all public accommodations and commercial facilities are required to meet certain Federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although the Company believes that the Properties are substantially in compliance with these requirements, the Company may incur additional costs to comply with the ADA. Although the Company believes that such costs will not have a material adverse effect on the Company, if required changes involve a greater expenditure than the Company currently anticipates, the Company's results of operations, liquidity and capital resources could be adversely affected.
Funds From Operations and Cash Available for Distributions
     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Operating Partnership's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of FFO, as described below.
     Funds from Operations means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
     Funds from operations and cash available for distributions should not be considered as alternatives to net income as an indication of the Operating Partnership's performance or to cash flows as a measure of liquidity.
                                       29

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

(1) Includes amounts earned in the indicated period which were paid in the following year. Twenty percent of bonus is in the form of units of phantom stock. Employees are credited with a specified number of units of phantom stock equal to such number of shares of Common Stock as could be purchased with 25% of the employee's cash bonus. Five years from the date of the phantom stock grant, employees will receive the value of a share of Common Stock for each unit of phantom stock. At the end of such five-year period, phantom stock holders also receive the value of the dividends paid during the period on the corresponding Common Stock assuming dividend reinvestment. Payouts with respect to phantom stock grants may be made in shares of Common Stock or cash or both. If an executive officer leaves the Company's employ for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all awards under the deferred compensation plan will be forfeited.
                                       31

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

                             Number of Securities Underlying                   Value of Unexercised in-the-Money
                           Unexercised Options at 1995 Year-End                    Options at 1995 Year-End
Name                            Exercisable/Unexercisable                        Exercisable/Unexercisable(1)
Ronald P. Gibson........                  -- /40,000                                        -- /$290,000
John L. Turner..........                  -- /45,000                                        -- /$337,500
William T. Wilson, III..                  -- /45,000                                        -- /$337,500
Edward J. Fritsch.......                  -- /30,000                                        -- /$217,500
Carman J. Liuzzo........                  -- /25,000                                        -- /$181,250

(1) Based on a closing price of $28.25 per share of Common Stock on December 29, 1995.
Employment Contracts
     Messrs. Gibson, Fritsch and Liuzzo entered into three-year employment contracts with the Company in 1994, as did Messrs. Turner and Wilson in 1995. These contracts provide for a minimum annual base salary at the rate of $150,000 for Mr. Gibson, $150,000 for Mr. Turner, $135,000 for Mr. Wilson, $85,000 for Mr. Fritsch, and $86,000 for Mr. Liuzzo, which rate may be increased by the Board of Directors. As of December 31, 1995, the annual base salary rate was $175,000 for Mr. Gibson, $150,000 for Mr. Turner, $135,000 for Mr. Wilson, $120,000 for Mr. Fritsch and $100,000 for Mr. Liuzzo. Each contract includes
                                       32
provisions restricting the officers from competing with the Company during employment and, except in certain circumstances, for a limited period of time after termination of employment. Each of the employment contracts provides for severance payments in the event of termination by the Company without cause equal to the officer's base salary at the rate then in effect for the later of one year from the date of termination or three years from the contract date.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The section under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On February 10, 1995, the Operating Partnership acquired the six-building Research Commons office center in exchange for Units and the assumption of certain indebtedness. Mr. Timko, who is a director of the Company, was one of the owners of Research Commons and indirectly received 262,215 Units as a result of the transaction. Mr. Timko may also receive his share of up to 40,000 additional Units, which may be paid in the event the property meets certain performance objectives. Pursuant to the terms of the Research Commons acquisition agreements, if the rentals of the buildings at Research Commons meet certain levels of financial performance, the prior owners of Research Commons are entitled to receive an additional 40,000 Units, subject to increase for accrued dividends from the date of the Company's purchase of Research Commons on any such earn-out Units issued. Earn-out Units will be issued in the event the leases for the 4301 building and the 4501 building at the Research Commons office park are renewed; provided, however, that no earn-out Units are issuable if expenditures related to such renewals exceed $440,000. As part of the Research Commons acquisition, Mr. Timko was released from guarantees aggregating approximately $6.3 million relating to indebtedness secured by Research Commons, and the Company assumed a $5 million promissory note owed by the previous owners of Research Commons (of which Mr. Timko was an affiliate) to Beaunit Corporation, which is also affiliated with Mr. Timko.
     On February 23, 1995, the Company and Forsyth Partners combined their property portfolios, management teams and business operations. As part of the combination with Forsyth Partners (the "Forsyth Transaction"), the Company succeeded to the ownership of 58 commercial properties and the management, brokerage, development, construction and related businesses of Forsyth Partners. In connection with the Forsyth Transaction, Messrs. Turner and Wilson contributed their interests in the assets of Forsyth Partners in exchange for the following: Mr. Turner received 399,541 Units (including 43,692 Units in exchange for a promissory note secured by Ivy Distribution Center, which was acquired in the Forsyth Transaction); and Mr. Wilson received 258,204 Units. Each of Messrs. Turner and Wilson also received warrants to acquire 35,000 shares of Common Stock at $21.00 per share and options to purchase 45,000 shares of Common Stock at $20.75 per share, which options are exercisable in four equal annual installments commencing on the second anniversary of the date of grant. In addition, (i) Messrs. Turner and Wilson were released from guarantees aggregating approximately $39.5 million relating to indebtedness secured by properties contributed in the Forsyth Transaction, and (ii) the Operating Partnership indemnified certain owners of Forsyth Partners, including Messrs. Turner and Wilson, for any obligations that may arise under approximately $2.5 million of additional guarantees relating to indebtedness that was assumed by the Company and was not released by the lender.
     On May 25, 1995, the Company purchased Creekstone Crossing, a 59,000-square foot service center (96% office finish) in Raleigh-Durham, North Carolina. The aggregate purchase price was $4.5 million paid through the issuance of 4,640 Units in the Operating Partnership and the assumption of $4.4 million of indebtedness. Messrs. Sloan (chairman of the Board of Directors), Gibson (chief executive officer) and Fritsch (vice president) indirectly owned 16.5%, 4.9% and 1.3%, respectively, of the property prior to its sale to the Company.
                                       33

     On December 4, 1995, the Company purchased the Cotton Building, a 40,000-square foot office building in Raleigh-Durham, North Carolina, for approximately $2.3 million. The purchase price consisted of 23,466 Units (valued at $25.50) and the assumption of $1.7 million of indebtedness. Mr. Sloan indirectly owned 50% of the property at the time of its sale to the Company. The property was valued using discount cash flow analysis and by a comparison to other comparable building sale transactions. In accordance with the Company's conflict of interest policies, the purchase price was approved by the Company's independent directors.
                                       34

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 10-K
(a) 1. and 2. Financial Statements and Schedules
     The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
Highwoods Properties, Inc.
  Report of Independent Auditors...........................................................................     39
  Consolidated Balance Sheets as of December 31, 1995 and 1994.............................................     40
  Consolidated Statements of Operations for the Year Ended December 31, 1995 and for the Period from June
     14, 1994 (commencement of operations) to December 31, 1994............................................     41
  Consolidated Statement of Stockholders' Equity for the Period from June 14, 1994 (commencement of
     operations) to December 31, 1995......................................................................     42
  Consolidated Statement of Cash Flows for the Year Ended December 31, 1995 and for the Period from June
     14, 1994 (commencement of operations) to December 31, 1994............................................     43
  Notes to Consolidated Financial Statements...............................................................     45
  Schedule III -- Real Estate and Accumulated Depreciation.................................................     56
Highwoods Group
  Report of Independent Auditors...........................................................................     62
  Combined Balance Sheets as of December 31, 1993 and 1992.................................................     63
  Combined Statements of Operations for the period from January 1, 1994 to June 13, 1994 and for the years
     ended December 31, 1993, 1992, and 1991...............................................................     64
  Combined Statements of Owners' Deficit for the years ended December 31, 1993, 1992 and 1991..............     65
  Combined Statements of Cash Flows for the period from January 1, 1994 to June 13, 1994 and for the years
     ended December 31, 1993, 1992 and 1991................................................................     66
  Notes to Combined Financial Statements...................................................................     67
  Schedule III-Real Estate and Accumulated Depreciation....................................................     71

3. Exhibits

           Exhibit No.                                                    Description
          2.1(1)                 --     Master Agreement of Merger and Acquisition dated January 9, 1995 by and among
                                        Highwoods Realty Limited Partnership, Forsyth Partners Holdings, Inc., Forsyth
                                        Partners Brokerage, Inc., John L. Turner, William T. Wilson, III, John E. Reece
                                        II, H. Jack Leister and the partnerships and corporations listed therein (list of omitted schedules included)
          2.2(1)                 --     Agreement pursuant to Item 601(b)(2) of Regulation S-K
          2.3(2)                 --     Omnibus Option Agreement by and among Highwoods Realty Limited Partnership and the Grantors named therein dated March 24, 1994
          3.1(2)                 --     Amended and Restated Articles of Incorporation of the Company
          3.2(2)                 --     Amended and Restated Bylaws of the Company
          4.1(2)                 --     Specimen of certificate representing shares of Common Stock
         10.1(2)                 --     Amended and Restated Agreement of Limited Partnership of the Operating
                                        Partnership
         10.2(5)                 --     Form of Registration Rights and Lockup Agreement among the Company and the
                                        Holders named therein, which the Company and all Unit holders have signed to date
         10.3(2)                 --     Articles of Incorporation of Highwoods Services, Inc.
         10.4(2)                 --     Bylaws of Highwoods Services, Inc.
         10.5(3)                 --     Articles of Incorporation of Forsyth Properties Services, Inc.
         10.6(3)                 --     Bylaws of Forsyth Properties Services, Inc.
         10.7(4)(5)              --     Amended and Restated 1994 Stock Option Plan

                                       35

           Exhibit No.                                                    Description
         10.8(a)(1)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        Ronald P. Gibson
         10.8(b)(1)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        Edward J. Fritsch
         10.8(c)(3)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        Carman J. Liuzzo
         10.8(d)(3)(4)           --     Employment Agreement between the Company and the Operating Partnership and John
                                        L. Turner
         10.8(e)(3)(4)           --     Employment Agreement between the Company and the Operating Partnership and
                                        William T. Wilson, III
         10.9(2)                 --     Option Agreement dated February 24, 1994 between State of California Public
                                        Employees' Retirement System and Highwoods Properties Company relating to acquisition of the CalPERS Properties
         10.10(2)                --     First Amendment to Option Agreement dated May 1994 between The State of
                                        California Public Employees' Retirement System and Highwoods Properties Company
         10.11(2)                --     Option Agreement dated March 31, 1994 among Duke University; Ralph W. Mullins,
                                        Jr.; Daniel C. Austin; M&A Investment Company; Quail Professional Center II;
                                        Quail Corners Office Building, Ltd. and A&M Investment Company and Highwoods
                                        Properties Company relating to acquisition of the Austin Mullins Properties (the
                                        North Park Properties) and the Option Land adjacent thereto
         10.12(2)                --     Form of Right of First Refusal between The Nelson Company and Highwoods Realty
                                        Limited Partnership relating to the Option Land in Creekstone Park
         10.13(2)                --     Form of Option to Purchase between Rex Drive Associates and Highwoods Properties
                                        Company relating to Option Land in the Rexwoods Office Center
         10.14(2)                --     Form of Agreement for Sale of Partnership Interests among Rexwoods II
                                        Associates, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Rexwoods II
         10.15(2)                --     Form of Agreement for Sale of Partnership Interests among Expressway One
                                        Partnership, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Expressway One
         10.16(2)                --     Form of Agreement for Sale of Partnership Interests among Riverbirch Associates,
                                        Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Riverbirch
         10.17(2)                --     Form of Agreement for Sale of Partnership Interests among The Nelson Company,
                                        Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Development Land in Creekstone Park
         10.18(2)                --     Form of Agreement for Sale of Partnership Interests among Blue Ridge II
                                        Associates, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Blue Ridge II
         10.19(2)                --     Form of Agreement for Sale of Partnership Interests among Progress Center II
                                        Partnership, Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of CompuChem
         10.20(2)                --     Form of Agreement for Sale of Partnership Interests among Laser Associates,
                                        Highwoods Realty Limited Partnership and the Sellers named therein relating to the purchase of Rexwoods Center
         10.21(2)                --     Form of Agreement for Sale of Partnership Interests among Rexwoods III
                                        Associates, Limited Partnership, Highwoods Realty Limited Partnership and the
                                        Sellers named therein relating to the purchase of Rexwoods III
         10.22(2)                --     Form of Right of First Refusal between Expressway One Partnership and Highwoods
                                        Realty Limited Partnership relating to Option Land in Expressway Commerce Center
         10.23(1)                --     Form of Supplemental Representations, Warranties and Agreements executed by
                                        Stanley O. Kelley to Highwoods Realty Limited Partnership related to the transfer of Ivy Distribution Center
         10.24(1)                --     Omnibus Option Agreement dated January 3, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein related to the sale of interests in 370 and 380 Knollwood, Ivy Distribution Center and Chesapeake

                                       36

           Exhibit No.                                                    Description
         10.25(1)                --     Omnibus Option Agreement dated January 3, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein related to the sale of interests in 370 and 380 Knollwood and Ivy Distribution Center
         10.26(1)                --     Omnibus Option Agreement dated January 3, 1995 by and between Highwoods Realty
                                        Limited Partnership and Stanley O. Kelley related to the sale of interests in
                                        Ivy Distribution Center
         10.27(1)                --     Omnibus Option Agreement dated January 3, 1995 by and between Highwoods Realty
                                        Limited Partnership and A.T. Williams Oil Company related to the sale of interests in 3288 Robinhood
         10.28(1)                --     Omnibus Option Agreement dated January 4, 1995 by and between Highwoods Realty
                                        Limited Partnership and James F. Marshall related to the sale of interests in
                                        Airpart East, Airpark West, Airpark North, West Point Business Park, Steele
                                        Creek Park, Woodlawn Plaza, and 370 and 380 Knollwood
         10.29(1)                --     Omnibus Option Agreement dated January 6, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein related to the sale of interests in Airpark East, Airpark West, Airpark North, West Point Business
                                        Park, Steele Creek Park, 370 and 380 Knollwood, Chesapeake, Woodlawn Plaza,
                                        University Commercial Center, 3288 Robinhood, the NationsFord Development Land,
                                        and the ownership interests in FP Brokerage Partnership, FP Development, FP
                                        Construction and FPI
         10.30(1)                --     Omnibus Option Agreement dated January 6, 1995 by and between Highwoods Realty
                                        Limited Partnership and William T. Wilson, III related to the sale of interests in Airpark East, Airpark West, Airpark North, West Point Business Park, Steele
                                        Creek Park, 370 and 380 Knollwood, Chesapeake, Woodlawn Plaza, University
                                        Commercial Center, 3288 Robinhood, the NationsFord Development Land, and the
                                        ownership interests in FP Brokerage Partnership, FP Development, FP Construction
                                        and FPI
         10.30(1)                --     Omnibus Option Agreement dated January 6, 1995 by and between Highwoods Realty
                                        Limited Partnership and John L. Turner related to the sale of interests in
                                        Airpark East, Airpark West, Airpark North, Ivy Distribution Center, West Point
                                        Business Park, Steele Creek Park, Chesapeake, Woodlawn Plaza, the NationsFord
                                        Development Land, 3288 Robinhood, 370 and 380 Knollwood, University Commercial
                                        Center and the ownership interests in Forsyth Partners Brokerage Partnership, FP
                                        Development, FP Construction and FPI
         10.31(1)                --     Omnibus Option Agreement dated January 3, 1995 by and between Highwoods Realty
                                        Limited Partnership and Forsyth Partners Brokerage, Inc. related to the sale of assets to Highwoods Realty Limited Partnership
         10.32(1)                --     Omnibus Option Agreement dated January 6, 1995 by and among Highwoods Realty
                                        Limited Partnership and the Grantors named therein relating to the sale of interests in 370 and 380 Knollwood, West Point Business Park, Woodlawn Plaza and
                                        Chesapeake and the ownership interest in FP Development
         10.33(1)                --     Real Estate Purchase and Sale agreement dated August 4, 1994 between Petula
                                        Associates, Ltd. and Forsyth Partners Holding, Inc. with amendment dated
                                        December 2, 1994, related to the purchase of interests in Airpark West, Airpark
                                        East, Airpark North, University Commercial Center, and Steele Creek Park, which agreement will be assigned to Highwoods Realty Limited Partnership
         10.34(a)(1)             --     Option Agreement dated July 31, 1994 between Burnt Poplar Associates Limited
                                        Partnership and Forsyth Partners Holdings, Inc. related to the acquisition of
                                        Burnt Poplar, which agreement will be assigned to Highwoods Realty Limited
                                        Partnership
         10.34(b)(1)             --     Indemnification Agreement dated September 26, 1994 between Burnt Poplar
                                        Associates Limited Partnership and Forsyth Partners Holdings, Inc. related to the acquisition of Burnt Poplar, which agreement will be assigned to Highwoods
                                        Realty Limited Partnership

                                       37

           Exhibit No.                                                    Description
         10.35(1)                --     Contract of Sale and Purchase dated December 2, 1994 between Stratford
                                        Properties Joint Venture and Forsyth Partners Holdings, Inc., with amendment dated December 30, 1994, related to the acquisition of Stratford, which agreement will be assigned to Highwoods Realty Limited Partnership
         10.36(1)                --     Contribution and Exchange Agreement dated January 10, 1995 between 4501
                                        Alexander Associates and Highwoods Realty Limited Partnership related to the acquisition of Research Commons
         10.37(1)                --     Contribution and Exchange Agreement dated January 10, 1995 between JHPB Partners and Highwoods Realty Limited Partnership related to the acquisition of Research
                                        Commons
         10.38(5)                --     Contribution and Exchange Agreement by and among the Operating Partnership, R-K
                                        Properties 3, L.P. and the Partners listed therein, dated as of July 18, 1995, relating to acquisition of Vantage Point
         10.39(5)                --     Purchase and Sale Agreement by and between the Operating Partnership and R-K
                                        Properties 5, L.P., dated as of July 18, 1995, relating to the acquisition of
                                        Innsbrook Tech I Center
         10.40(5)                --     Purchase and Sale Agreement by and between the Operating Partnership and R-K
                                        Properties 1, L.P., dated as of July 18, 1995, relating to the acquisition of
                                        Vantage Place II
         10.41(5)                --     Purchase and Sale Agreement by and between the Operating Partnership and R-K
                                        Properties 2, L.P., dated as of July 18, 1995, relating to the acquisition of
                                        Vantage Place IV
         10.42(5)                --     Asset Purchase Agreement between Ross-Kreckman Management Corporation and
                                        Highwoods Services, dated as of July 5, 1995
         10.43(5)                --     Contribution and Exchange Agreement by and among the Operating Partnership,
                                        Vantage Associates I, L.P. and the Partners listed therein, dated as of July 18,
                                        1995, relating to the acquisition of Vantage Place I
         10.44(5)                --     Contribution and Exchange Agreement by and among the Operating Partnership,
                                        Vantage Associates II, L.P. and the Partners listed therein, dated as of July
                                        18, 1995, relating to the acquisition of Vantage Place III
         10.45(5)                --     Agreement for Contribution and Exchange of Partnership Interests by and among the Operating Partnership, Creekstone Associates I and the Contributors named therein, dated as of May 11, 1995, relating to the acquisition of Creekstone
                                        Crossing
         10.46(5)                --     Ground Lease Agreement by and between Landlord and Seven Parkway Plaza dated as of July 23, 1985, relating to Parkway Plaza Building 7
         10.47(5)                --     Ground Lease Agreement by and between Landlord and Eight Parkway Plaza dated as of July 31, 1986, relating to Parkway Plaza Building 8
         10.48(5)                --     Ground Lease Agreement by and between Landlord and Nine Parkway Plaza dated as of April 29, 1984, relating to Parkway Plaza Building 9
         10.49(5)                --     Contribution and Exchange of the Cotton Building between SJ Company and the
                                        Operating Partnership dated December 4, 1995
         10.50(1)                --     Form of warrant issued to Messrs. Turner, Wilson and Reece
         10.51(1)                --     Operating Agreement of Forsyth/Carter Brokerage of North Carolina, L.L.C.
                                        (included in Exhibit 2.1)
         21.1(1)                 --     Schedule of Subsidiaries of the Company

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

                         REPORT OF INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.
     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995 and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and cash flows for the year ended December 31, 1995 and for the period from June 14, 1994 (commencement of operations) to December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information required to be set forth therein.
                                          ERNST & YOUNG LLP
Raleigh, North Carolina
February 2, 1996,
except note 11 as to which the date is
April 29, 1996
                                       39

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

                                                                                               1995       1994
Revenue:
  Rental income............................................................................   $71,217    $19,011
  Equity in earnings of service companies..................................................        --        100
  Interest and other income................................................................     2,305        331
Total revenue..............................................................................    73,522     19,442
Operating expenses:
  Rental property..........................................................................    17,049      5,110
  Depreciation and amortization............................................................    11,082      2,607
  Interest expense:
     Contractual...........................................................................    12,101      2,482
     Amortization of deferred financing costs and interest rate cap........................     1,619        738
                                                                                               13,720      3,220
  General and administrative...............................................................     2,737        810
     Income before minority interest and extraordinary item................................    28,934      7,695
Minority interest..........................................................................    (4,937)      (808)
     Income before extraordinary item......................................................    23,997      6,887
Extraordinary item -- loss on early extinguishment of debt.................................      (875)    (1,273)
     Net income............................................................................   $23,122    $ 5,614
Net income per common share:
  Income before extraordinary item.........................................................   $  1.55    $  0.77
  Extraordinary item -- loss on early extinguishment of debt...............................      (.06)     (0.14)
  Net income...............................................................................   $  1.49    $  0.63
  Weighted average shares outstanding......................................................    15,487      8,936

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

          See accompanying notes to consolidated financial statements.
                                       44

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Organization and Formation of the Company
     Highwoods Properties, Inc. (the "Company") is a self-administered and self managed real estate investment trust (REIT) which operates in the Southeastern United States. The Company's assets include 87 suburban office properties, 104 industrial properties and 203 acres of undeveloped land suitable for future development.
     The Company was incorporated in Maryland in February 1994 and is the successor to the operations of the Highwoods Group. On June 14, 1994, the Company commenced operations upon completion of a public offering of 7,400,000 shares of $.01 par value Common Stock (plus 1,110,000 shares subsequently issued pursuant to the underwriters' over-allotment option, the "Initial Public Offering"). The Initial Public Offering price was $21 per share resulting in gross offering proceeds of $178,710,000. Proceeds to the Company, net of underwriters' discount, an advisory fee and total offering expenses, were $164,481,300.
     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:
     (Bullet) Through the merger of Highwoods Properties Company ("HPC") into the Company certain investors received 476,190 shares of restricted Common Stock in exchange for their holdings in HPC.
     (Bullet) The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties which were not owned by the Highwoods Group prior to the Initial Public Offering.
              For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately, $8,400,000 was distributed to the non-continuing partners of the Highwoods Group for their partnership interest in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Company issued approximately $4,200,000 of Units, assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.
     (Bullet) The Company became the sole general partner of Highwoods/Forsyth
              Limited Partnership, formerly Highwoods Realty Limited Partnership (the "Operating Partnership"), by contributing its ownership interests in the 41 properties and its third-party fee business and all but $10,400,000 of the net proceeds of the Initial Public Offering in exchange for an approximate 88.3% interest in the Operating Partnership.
     (Bullet) The Operating Partnership executed various option and purchase agreements whereby it paid approximately $81,352,000 in cash, issued 1,054,664 units in the Operating Partnership ("Units") and assumed approximately $118,111,000 of indebtedness in exchange for fee simple interests in the 41 properties and the development land.
     (Bullet) The Operating Partnership contributed the third-party management and development business and the third-party leasing business to Highwoods Services, Inc. (formerly Highwoods Realty Services, Inc. and Highwoods Leasing Company) in exchange for 100% of each company's non-voting common stock and 1% of their voting common stock.
     Generally one year after issuance (the "lock-up period"), the Operating Partnership is obligated to redeem each Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Unit presented for redemption for one share of Common Stock. When a Unit
                                       45

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued holder redeems a Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Company's units are not redeemable for cash. At December 31, 1995, the one-year lock-up period had expired with respect to 1,054,664 of the 3,732,412 Units issued.
Basis of Presentation

     The consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company's investments in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1995, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.
     The fair values of the Company's interest rate swap and interest rate cap agreements represent the estimated amount the Company would receive or pay to terminate or replace the financial instruments at current market rates.
     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 1995. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented.
10. MERGERS AND ACQUISITIONS
     Through mergers and acquisitions during 1995, the Company increased its portfolio of office and industrial space by 6,357,000 square feet at an aggregate cost of $369,900,000. Additionally, during 1995 the Company completed its second and third public offerings of common stock. These transactions were accounted for using the purchase method of accounting and their operating results are included in the Consolidated Statements of Operations from their acquisition dates.
     During 1994, the Company completed its Initial Public Offering, the Formation Transactions and acquired 207,000 square feet of office and industrial space at an aggregate cost of $15,000,000.
     Unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 are set forth below. For 1995, such pro forma results assume (i) the acquisition of 5,727,706 square feet of office and industrial space at a total cost of $354,200,000 and (ii) the second and third public offerings occurred at the beginning of the year. For 1994, such pro forma results assume
(i) the 1994 acquisition of 5,727,706 square feet of office and industrial space at a total cost of $354,200,000, and (ii) the initial, second and third offerings and the Formation Transactions occurred at the beginning of the year. The proceeds from the second and third offering were used to reduce outstanding indebtedness for working capital purposes. Pro forma interest expense was calculated based upon the indebtedness outstanding after debt repayment and using the effective rate on such indebtedness. In 1994 and 1995, Operating Partnership Units totaling 200,000 and 2,677,748, respectively were issued in connection with various mergers and acquisitions. These Units were recorded at their market value upon the closing date of the transaction.
                                       52

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

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.
11. SUBSEQUENT EVENTS
Credit Facility
     On March 26, 1996, the Operating Partnership closed on a $140,000,000 unsecured credit facility (the "New Credit Facility") which replaces the existing $80 million line. The balance outstanding at March 31, 1996 is $21,500,000 The New Credit Facility is with three commercial banks and has an initial interest rate of LIBOR +1.50% which will adjust based on the Operating Partnership's senior unsecured credit rating to a range of LIBOR +1.00% to LIBOR +1.75%. The Company will continue to utilize the $80,000,000 interest rate protection agreement to limit its exposure to increases in 30-day LIBOR. Nashville Transaction
     On April 1, 1996, the Company and the Operating Partnership completed a merger with Eakin & Smith and its affiliates ("Eakin & Smith") combining their property portfolios, management teams and business operations. The merger will be accounted for using the purchase method of accounting. Through the combination, the Company succeeded to the ownership of seven suburban office buildings totaling 848,000 square feet, a 103,000-square-foot suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. All the properties and development land are located in Nashville, Tennessee. At March 31, 1996, the properties acquired in the transaction were 97% leased.
     The aggregate purchase price, assuming the completion of the in-process development project, was approximately $98.5 million payable through the issuance of 537,138 limited partnership units of the Operating Partnership and 489,421 shares of Common Stock, the assumption of $37 million of indebtedness (with a weighted average fixed rate of 8.0%), and cash payments of approximately $33 million. The aggregate purchase price excludes deferred payments of up to 54,056 shares of Common Stock, which are attributable to Eakin & Smith's brokerage and property management operation. A total payment of 13,514 shares of Common Stock will be paid to the three principals of Eakin & Smith, Inc. for each of the first four 12-month periods following the combination in which third-party service revenue attributable to the Eakin & Smith brokerage and property management operations exceeds $2,000,000.
     As part of the combination, the three principals of Eakin & Smith, Inc. received options to purchase 105,000 shares of common stock at $27.50 per share. Such options vest in four equal annual installments beginning with the second anniversary of the date of grant. Such principals also received warrants to purchase 150,000 shares of Common Stock for $28.00 per share.
Pending Acquisition of Crocker Realty Trust, Inc.
     On April 29, 1996, the Company and the Operating Partnership entered into an Agreement and Plan of Merger (the "Merger Agreement") with Crocker Realty Trust, Inc. ("Crocker"). Under the terms of the Merger Agreement, Cedar Acquisition Corporation ("Cedar"), a newly formed subsidiary of the Company,
                                       53

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
11. SUBSEQUENT EVENTS -- Continued
will merge into Crocker with the Company becoming the sole shareholder of Crocker. The Company intends to contribute the shares of common stock of Crocker to the Operating Partnership in exchange for limited partnership interests therein. As a result, Crocker would become a subsidiary of the Operating Partnership. As a result of the Merger, the Operating Partnership will acquire 58 suburban office properties and 12 service center properties (the "Crocker Properties") located in 15 Southeastern markets in Florida, North Carolina, South Carolina, Tennessee, Georgia, Virginia and Alabama. The Crocker Properties encompass 5.7 million rentable square feet and, at March 31, 1996, were 95% leased.
     Under the terms of the Merger Agreement, the Company will acquire all of the outstanding capital stock of Crocker in exchange for a cash payment of $11.02 per share, subject to certain adjustments. Based on Crocker's 26,981,087 shares of outstanding capital stock at May 31, 1996, the purchase price will total approximately $297 million. In addition, the Company will cash out certain existing options and warrants to purchase Crocker common stock for an estimated $4.2 million and assume approximately $240 million of Crocker's currently outstanding indebtedness, having a weighted average interest rate of 8.6%. In connection with the Merger, the Company has also entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with AP CRTI Holdings, L. P. (an affiliate of Apollo Real Estate Advisors), AEW Partners, L.P. (an investment partnership advised by Aldrich Eastman Waltch), and Crocker's three senior executives (Thomas J. Crocker, Richard S. Ackerman and Robert E. Onisko), who together own approximately 83% of Crocker's outstanding common stock (collectively, the "Crocker Selling Shareholders"), which obligates such shareholders to sell their shares to the Company at a cash price of $11.02, subject to the same adjustments as required under the Merger Agreement. The approximately $247 million purchase price of such shares is part of the total approximately $297 million purchase price for all of Crocker's outstanding shares. The Merger Agreement and the Stock Purchase Agreement may be terminated by the respective parties only in certain limited circumstances. In addition, under the terms of the Merger Agreement, certain specified assets and liabilities of Crocker will not be acquired by the Company.
     In connection with the Merger, the Company obtained a commitment from NationsBank and First Union National Bank of North Carolina for a $250 million revolving line of credit (the "Revolving Loan"). The Revolving Loan will replace the Credit Facility and will be used together with the proceeds from the Offering to fund the Merger.
     The Revolving Loan will be unsecured for the first nine months and will bear interest at a rate of LIBOR plus 150 basis points. After the initial nine-month period, the Revolving Loan will either convert to a secured loan with a maturity date two years from its closing date or to an unsecured loan maturing on July 31, 1999. The Revolving Loan will remain unsecured if the Company generates at least $300 million of net proceeds from equity offerings (including the proceeds from this Offering) during the initial nine-month period and meets certain covenants, including covenants relating to debt ratios, tangible net worth and interest coverage.
     If the Revolving Loan remains unsecured after the initial nine-month period, it would have an interest rate that ranged from LIBOR plus 100 basis points to LIBOR plus 175 basis points based on the Company's senior unsecured credit rating. If the loan converts to a secured facility, the Company will be required to pledge assets at least equal in value to 60% of the outstanding amount of the Revolving Loan and the interest rate will equal LIBOR plus 175 basis points.
                                       54

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

                                       56

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

                                       57

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

                                       58

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

                                       59

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
                                  N/A         N/A

(1) These assets are pledged as collateral for a $12,067,000 first mortgage loan.
(2) These assets are pledged as collateral for a $31,834,000 first mortgage loan.
(3) These assets are pledged as collateral for an $80,000,000 credit facility.
(4) These assets are pledged as collateral for a $6,669,000 first mortgage loan.
(5) These assets are pledged as collateral for a $24,481,000 first mortgage loan.
(6) These assets are pledged as collateral for a $40,659,000 first mortgage loan.
(7) These assets are pledged as collateral for an $8,733,000 first mortgage loan.
(8) These assets are pledged as collateral for a $4,995,000 first mortgage loan.
(9) Reflects land transferred to the Willow Oak Property.
(10) Reflects land transferred to the Global Property.
(11) The aggregate cost for Federal Income Tax purposes was approximately $509,000,000.
(12) Depreciation is computed using economic lives ranging from 5 to 40 years.
                                       60

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

                         REPORT OF INDEPENDENT AUDITORS
BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.
     We have audited the accompanying combined balance sheets of the Highwoods Group as of December 31, 1993 and 1992, and the related combined statements of operations, owners' deficit, and cash flows for the period from January 1, 1994 to June 13, 1994 and for each of the three years in the period ended December 31, 1993. We have also audited the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Highwoods Group's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Highwoods Group at December 31, 1993 and 1992, and the combined results of operations and cash flows for the period from January 1, 1994 to June 13, 1994 and for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information required to be set forth therein.
                                          ERNST & YOUNG LLP
Raleigh, North Carolina
January 10, 1995
                                       62

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

                            See accompanying notes.
                                       63

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

                            See accompanying notes.
                                       64

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

                            See accompanying notes.
                                       65

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

                            See accompanying notes.
                                       66

                                HIGHWOODS GROUP
                     NOTES TO COMBINED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
  Description of Business
     The Highwoods Group is engaged in the ownership, management, operation, leasing and development of commercial real estate properties. The Highwoods Group owns and operates fourteen buildings located in the Research Triangle Park region of North Carolina.
  Principles of Combination
     The Highwoods Group is not a legal entity but rather a combination of commercial real estate properties that are organized as general partnerships and are under common control, and an affiliated real estate management company, the Highwoods Properties Company ("HPC"). HPC provides property management services to the properties. All significant intercompany transactions and balances have been eliminated in the combination.
     As discussed in Note 7, on June 14, 1994, the Highwoods Group intended to transfer its properties and property management operation to a real estate investment trust (REIT), Highwoods Properties, Inc.
  Rental Property
     Rental properties are stated at the lower of cost or net realizable value. All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and five to seven years for furniture and equipment. Tenant improvements are amortized over the life of respective leases, using the straight-line method.
  Cash Equivalents
     The Highwoods Group considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
  Revenue Recognition
     Minimum rental income is recognized on a straight-line basis over the term of the lease, and due and unpaid rents are included in rents and other receivables from tenants in the accompanying balance sheet. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance and certain common area maintenance (CAM) costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties. Lease fee income is recognized 50% when the lease is signed and 50% when the tenant takes occupancy.
  Deferred Lease Fees and Loan Costs
     Lease fees and concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan.
  Other Income
     Other income consists primarily of management fees generated by HPC from providing property management services to third parties and interest income.
  Income Taxes
     No provision has been made for income taxes because the commercial real estate properties are owned by partnerships whose partners are required to include their respective share of profits or losses in their individual tax returns.
                                       67

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
                                                                             $64,346,580

     All of the properties are pledged as collateral for the mortgages payable. In connection with the procurement of mortgages on completed buildings, the lenders require a holdback of a portion of the loan proceeds to provide for tenant fit-ups in the buildings. These proceeds are then drawn as fit-up expenses are incurred. Such hold back amounts are included in restricted cash in the consolidated balance sheet. (1993 -- $928,773; 1992 -- $462,545).
                                       68

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

     Two major tenants represented 11% and 10% of the Highwoods Group's total rental income for the year ended December 31, 1993.
6. RELATED PARTY TRANSACTIONS
     There are several business relationships with related parties which involve management, leasing and maintenance fees for buildings, as well as advancing money in the ordinary course of business to other entities whose principal owners are partners in HPC. Total fees received from related parties for the period from January 1, 1994 to June 13, 1994 and for the years ended December 31, 1993, 1992 and 1991 were $10,989, $494,000, $516,000 and $330,000, respectively.
                                       69

                                HIGHWOODS GROUP
             NOTES TO COMBINED FINANCIAL STATEMENTS -- (Continued)
6. RELATED PARTY TRANSACTIONS -- Continued
     Other related party transactions include leasing fees paid to an affiliated business of $2,267, $12,100, $6,300 and $56,000 for the period from January 1, 1994 to June 13, 1994 and during 1993, 1992 and 1991, respectively, partners' management fees of $-0- for the period from January 1, 1994 to June 13, 1994 $30,000 in each of 1993, 1992 and 1991 and rent paid to an affiliated business of $9,900, $34,000, $38,000 and $39,000 for the period from January 1, 1994 to
June 13, 1994 and in 1993, 1992, and 1991, respectively. During 1992, the Highwoods Group purchased a vehicle from a related company for approximately $21,000.
     The amount of land purchased from related parties for the years ended December 31, 1993 and 1991 was $142,284 and $888,854 respectively.
7. SUBSEQUENT EVENT
     On June 14, 1994, the Highwoods Group transferred all of its assets and liabilities to Highwoods Realty Limited Partnership in connection with Highwoods Properties, Inc.'s initial public offering of common stock.
                                       70

                                HIGHWOODS GROUP
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1993

                                                            Cost Capitalized         Gross Amount at Which
                                  Initial Cost            Subsequent to Acquisition  Carried at Close of Period
                                         Buildings &                Buildings &                 Buildings &
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
              $8,039,892

      (A) The aggregate cost for Federal Income Tax purposes was approximately $59,629,835.
      (B) The property was acquired in 1993.
                                       71

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 18, 1996.

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

                      Signature                                        Title                        Date
          /s/           O. TEMPLE SLOAN, JR.            Chairman of the Board of Directors     June 18, 1996
                 O. Temple Sloan, Jr.
           /s/             RONALD P. GIBSON             President, Chief Executive Officer     June 18, 1996
                                                          and Director
                   Ronald P. Gibson
          /s/           WILLIAM T. WILSON III           Executive Vice President, Chief        June 18, 1996
                                                          Operating Officer and Director
                William T. Wilson III
            /s/              JOHN L. TURNER             Vice Chairman of the Board and Chief
                                                          Investment Officer                   June 18, 1996
                    John L. Turner
                                                        Vice President and Director
                    John W. Eakin
                                                        Vice President and Director
                   Thomas S. Smith
            /s/             THOMAS W. ADLER             Director                               June 18, 1996
                   Thomas W. Adler
          /s/          WILLIAM E. GRAHAM, JR.           Director                               June 18, 1996
                William E. Graham, Jr.
           /s/              ROBERT L. KIRBY             Director                               June 18, 1996
                   Robert L. Kirby
           /s/             L. GLENN ORR, JR.            Director                               June 18, 1996
                  L. Glenn Orr, Jr.

                      Signature                                        Title                        Date
                                                        Director
                Willard W. Smith, Jr.
            /s/               STEPHEN TIMKO             Director                               June 18, 1996
                    Stephen Timko
           /s/             CARMAN J. LIUZZO             Chief Financial Officer (Principal     June 18, 1996
                                                          Financial Officer and Principal
                   Carman J. Liuzzo                       Accounting Officer)