Form 10-Q/A
period 1996-03-31
HIGHWOODS PROPERTIES INC
filed 1996-06-18
CIK 921082

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

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       7

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)
1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company") and Highwoods/Forsyth Limited Partnership (the "Operating Partnership"). The Company's investment in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     Depreciation and amortization for the three months ended March 31, 1996 and 1995 was $3.7 million and $1.9 million, respectively. The increase of $1.8 million, or 95%, is due to an increase in depreciable assets. Interest expense increased $1.5 million, or 60%, from $2.5 million in 1995 to $4.0 million in 1996. The increase is attributable to the increase in outstanding debt related to the Company's acquisition activities. Interest expense for the three months ended March 31, 1996 and 1995 included $409,000 and $404,000, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Company's interest rate protection agreement. Interest expense for the three months ended March 31, 1995 included a benefit of $109,000 as a result of the Company's interest rate protection agreements. There was no such benefit for the comparable 1996 three-month period. General and administrative expenses decreased from 4.1% of rental revenue in 1995 to 4.0% in 1996. This decrease is attributable to economies of scale associated with the growth in the size of the portfolio.

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

     In March 1996, the Company closed on the $140 million Credit Facility, which replaced the Company's previous $80 million line. The new facility is with NationsBank, First Union National Bank of North Carolina, and Wachovia Bank of North Carolina. The Credit Facility requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on September 30, 1999. The initial interest rate on the facility is LIBOR +150% and will adjust based on the Company's senior unsecured credit rating to a range of LIBOR +1.00% to LIBOR +1.75%, subject to the interest rate protection agreement described below. At March 31, 1996, one-month LIBOR was 5.4%. (See "Pending Acquisition of Crocker Realty Trust, Inc." below for proposed credit facility modifications.)

     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 150 basis points) to 7.0% with respect to $80 million of the $140 million Credit Facility, and (ii) in connection with the $35.9 million variable rate mortgages, entered into interest rate swaps which limit its exposure to an increase in the interest rates to 7.24%. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Credit Facility and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the Credit Facility and other debt and equity financing.
     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Credit Facility. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Credit Facility to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness under the Credit Facility upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities
                                       10
and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs. NASHVILLE ACQUISITION
     On April 1, 1996 the Company completed a merger with Nashville, Tennessee based Eakin & Smith and its affiliates ("Eakin & Smith") combining their property portfolios, management teams and business operations. Through the combination, the Company succeeded to the ownership of seven suburban office buildings totaling 848,000 square feet, a 103,000-square-foot suburban office development project, 18 acres of development land and Eakin & Smith's brokerage and property management operations. All the properties and development land are located in Nashville, Tennessee.
     The aggregate purchase price, assuming the completion of the in-process development project, was approximately $98.5 million payable through the issuance of 537,138 limited partnership units of the Operating Partnership and the issuance of 489,421 common shares of the Company, the assumption of $37 million of indebtedness (average fixed rate of 8.0%), and cash payments of approximately $33 million. The cash payments were funded by the Company's Credit Facility. The aggregate purchases price excludes deferred payments totaling $1.5 million in common stock, which are attributable to Eakin & Smith's brokerage and property management operation. The payments will be paid over a four-year period provided certain annual operating measurements are achieved.
PENDING ACQUISITION OF CROCKER REALTY TRUST, INC.
     On April 29, 1996, the Company entered into a Stock Purchase Agreement with the owners of approximately 83% of the common stock of Crocker Realty Trust, Inc. ("Crocker"). In addition, the Company has signed an Agreement and Plan of Merger with Crocker pursuant to which the Company will acquire 100% of Crocker's common stock. The transaction, which has been approved by each company's Board of Directors, is expected to close in the third quarter of 1996.
     The Crocker portfolio consists of 58 suburban office properties and 12 service center properties encompassing 5.7 million square feet. Crocker's properties are located in 15 southeastern markets, of which four are existing Company markets (including Charlotte, NC; Raleigh, NC; and Nashville, TN) and 11 represent new markets for the Company (including Greenville, SC; Tampa, FL; Memphis, TN; and Atlanta, GA). The properties are 95% leased and are primarily located in business park settings. The Company will not acquire undeveloped land in the transaction. Crocker is expected to distribute 258 acres of undeveloped land and certain other assets, net of certain liabilities, to its shareholders prior to the merger.
     Under the terms of the Stock Purchase Agreement, the Company will acquire for $11.02 per share in cash, subject to adjustment, the common stock of Crocker owned by (i) AP CRTI Holdings, L.P., an affiliate of Apollo Real Estate Advisors, (ii) AEW Partners, L.P. (an investment partnership advised by Aldrich Eastman Waltch) and (iii) Crocker management (Thomas J. Crocker and his wife, Barbara F. Crocker, Richard S. Ackerman and Robert E. Onisko). The shares to be purchased under this agreement total 22.4 million of the approximately 27.0 million Crocker common shares outstanding. The remaining shares will be purchased for the same cash price per share pursuant to the Agreement and Plan of Merger. The aggregate value of the transaction is approximately $540 million, including the assumption of certain Crocker indebtedness. The Stock Purchase Agreement and Agreement and Plan of Merger are irrevocable, subject to certain limited conditions of closing.
     The Company expects to finance the cash purchase of Crocker's shares initially by utilizing the proceeds from a $250 million unsecured credit facility and a $100 million unsecured interim facility led by NationsBank. The credit facility commitment is an increase from the current amount of $140 million. Both the credit facility and the interim facility bear interest at a rate of LIBOR + 150 basis points. The $250 million facility has a 36-month term with certain conversion rights after nine months. In lieu of the interim
                                       11
facility and draws under the expanded $250 million credit facility, the Company may finance the merger through the issuance of a combination of private and public equity.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below.
     Funds From Operations means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
     Funds from operations and cash available for distributions should not be considered as alternatives to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.
                                       12

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

Date: June 18, 1996