Form 10-Q
period 1996-06-30
HIGHWOODS PROPERTIES INC
filed 1996-08-14
CIK 921082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                       Commission file number: 001-13100
                           HIGHWOODS PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                               56-1871668
             (State or other jurisdiction of                                (I.R.S. Employer
             incorporation or organization)                              Identification Number)

                 3100 SMOKETREE COURT, SUITE 600, RALEIGH, N.C.
                    (Address of principal executive office)
                                     27604
                                   (Zip Code)
              Registrant's telephone number, including area code:
                                 (919) 872-4924
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
     The Company has only one class of common stock, issued at $.01 par value per share with 31,784,220 shares outstanding as of August 9, 1996.

                           HIGHWOODS PROPERTIES, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements                                                                              3
           Consolidated balance sheets of Highwoods Properties, Inc. as of June 30, 1996 and December        4
           31, 1995
           Consolidated statements of income of Highwoods Properties, Inc. for the three and six month       5
           periods ended June 30, 1996 and 1995
           Consolidated statements of cash flows of Highwoods Properties, Inc. for the six months ended      6
           June 30, 1996 and 1995
           Notes to the consolidated financial statements of Highwoods Properties, Inc.                      8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             9
           Overview and Background                                                                           9
           Results of Operations                                                                             9
           Liquidity and Capital Resources                                                                  10
           Recent Developments                                                                              12
           Funds From Operations and Cash Available for Distribution                                        12
           Property Information                                                                             14
           Third-Party Service Operations                                                                   16
           Inflation                                                                                        16
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                17
Item 2.    Changes in Securities                                                                            17
Item 3.    Defaults Upon Senior Securities                                                                  17
Item 4.    Submission of Matters to a Vote of Security Holders                                              17
Item 5.    Other Information                                                                                17
Item 6.    Exhibits and Reports on Form 8-K                                                                 17

                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.
     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's 1995 Annual Report on Form 10-K.
                                       3

                           HIGHWOODS PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT SHARE INFORMATION)

                                                                                 JUNE 30, 1996    DECEMBER 31, 1995
                                                                                  (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land........................................................................     $ 132,991          $ 106,955
  Buildings...................................................................       578,198            491,581
  Development in process......................................................        37,752             15,508
  Furniture, fixtures and equipment...........................................         1,649              1,288
                                                                                     750,590            615,332
  Less -- accumulated depreciation                                                   (29,435)           (22,266)
  Net real estate assets......................................................       721,155            593,066
Cash and cash equivalents.....................................................       227,156              6,838
Accounts and notes receivable.................................................         6,264              6,338
Notes receivable from service subsidiaries....................................         1,377              1,274
Accrued straight line rents receivable........................................         4,306              3,407
Other assets:
  Deferred leasing costs......................................................         5,345              4,253
  Deferred financing costs and interest rate cap..............................         9,221              8,268
  Prepaid expenses and other..................................................         2,774              1,521
                                                                                      17,340             14,042
  Less -- accumulated amortization............................................        (5,062)            (3,831)
                                                                                      12,278             10,211
                                                                                   $ 972,536          $ 621,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable...................................................     $ 214,058          $ 182,736
Distributions payable.........................................................        17,026                 --
Accounts payable, accrued expenses and other liabilities......................        12,324             11,052
  Total liabilities...........................................................       243,408            193,788
Minority interest.............................................................        83,636             73,536
Stockholders' equity:
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 31,533,970 at June 30, 1996 and 19,404,411 at December 31,
  1995........................................................................           315                194
Additional paid-in capital....................................................       663,603            355,248
Retained deficits.............................................................       (18,426)            (1,632)
  Total stockholders' equity..................................................       645,492            353,810
                                                                                   $ 972,536          $ 621,134

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

                           HIGHWOODS PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                                  1996         1995       1996         1995
REVENUE:
  Rental property.............................................   $26,905      $17,278    $50,290      $29,971
  Interest and other income...................................       775          240      1,147          393
                                                                  27,680       17,518     51,437       30,364
OPERATING EXPENSES:
  Rental property.............................................     7,041        4,198     13,195        7,251
  Depreciation and amortization...............................     4,182        2,622      7,898        4,543
  Interest expense:
     Contractual..............................................     4,705        2,842      8,247        4,908
     Amortization of deferred financing costs and interest
       rate cap...............................................       418          426        827          830
                                                                   5,123        3,268      9,074        5,738
  General and administrative..................................     1,200          601      2,134        1,124
     Income before minority interest and extraordinary item...    10,134        6,829     19,136       11,708
MINORITY INTEREST.............................................    (1,753)      (1,270)    (3,324)      (2,070)
  Income before extraordinary item............................     8,381        5,559     15,812        9,638
Extraordinary item -- loss on early extinguishment of debt....        --           --         --         (875)
  Net income..................................................   $ 8,381      $ 5,559    $15,812      $ 8,763
Weighted average shares outstanding...........................    20,022       14,626     19,714       12,923
NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item............................   $  0.42      $  0.38    $  0.80      $  0.75
  Extraordinary item -- loss on early extinguishment of
     debt.....................................................   $    --      $    --    $    --      $ (0.07)
  Net income..................................................   $  0.42      $  0.38    $  0.80      $  0.68

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       5

                           HIGHWOODS PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                             1996        1995
OPERATING ACTIVITIES:
Net income..............................................................................   $ 15,812    $   8,763
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................................      8,725        5,373
  Minority interest in income...........................................................      3,324        1,877
  Changes in operating assets and
     liabilities........................................................................       (353)      (1,912)
     Net cash provided by operating
       activities.......................................................................     27,508       14,101
INVESTING ACTIVITIES:
Additions to real estate assets.........................................................    (66,330)     (28,927)
Proceeds from disposition of real estate assets.........................................        900           --
Cash from contributed net assets........................................................         --          549
Cash paid in exchange for partnership net assets........................................         --       (5,793)
Other...................................................................................     (2,148)        (317)
     Net cash used in investing activities..............................................    (67,578)     (34,488)
FINANCING ACTIVITIES:
Distributions paid......................................................................    (20,912)     (11,418)
Repayment of mortgages and notes payable................................................    (73,105)    (125,230)
Borrowings on mortgages and notes
  payable...............................................................................     62,500       47,500
Net proceeds from the sale of common
  stock.................................................................................    292,858      109,589
Payment of deferred financing costs.....................................................       (953)        (667)
     Net cash provided by financing activities..........................................    260,388       19,774
Net increase (decrease) in cash and cash equivalents....................................    220,318         (613)
Cash and cash equivalents at beginning of the
  period................................................................................      6,838        6,258
Cash and cash equivalents at end
  of the period.........................................................................   $227,156    $   5,645
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest..................................................................   $  8,179    $   4,637

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       6

                           HIGHWOODS PROPERTIES, INC.
                        COMBINED STATEMENT OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     The following summarizes the net assets contributed by the unit holders of the Operating Partnership or acquired subject to mortgage notes payable:

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                           1996          1995
ASSETS:
Rental property and equipment, net.....................................................   $70,153      $197,953
Deferred financing costs, net..........................................................        --           842
Accounts receivable and other..........................................................        --         6,290
  Total assets.........................................................................   $70,153      $205,085
LIABILITIES:
Mortgages and notes payable assumed....................................................   $41,927      $157,371
  Total liabilities....................................................................    41,927       157,371
     Net assets........................................................................   $28,226      $ 47,714

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       7

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)
1. BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company") and Highwoods/Forsyth Limited Partnership (the "Operating Partnership"). The Company's investment in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
     The Company has elected and expects to continue to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended.
     Minority interest in the Company represents the limited partnership interest owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding.
     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been made. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.
                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the Consolidated Financial Statements of Highwoods Properties, Inc.
RESULTS OF OPERATIONS
  THREE MONTHS ENDED JUNE 30, 1996
     Revenues from rental operations increased $9.6 million, or 55%, from $17.3 million in 1995 to $26.9 million in 1996. The increase is a result of the properties acquired in subsequent periods in 1995 as well as the April 1, 1996, acquisition of the 848,000-square foot Eakin and Smith portfolio. Same property (the 108 properties owned on April 1, 1995) revenues increased 1.5% for the three months ended June 30, 1996, compared to the same three months of 1995. Expected vacancies in two of the Company's properties offset a 3% increase in the revenues of the other 106 properties.
     During the three months ended June 30, 1996, 132 leases representing 665,262 square feet of office and industrial space commenced at an average rate per square foot 5.7% higher than the average rate per square foot on the expired leases. Interest and other income increased $535,000 from $240,000 in 1995 to $775,000 in 1996. The increase is related to an increase in cash available for investment from the June 20, 1996 equity offering. Third-party management and leasing fees derived primarily from the Eakin and Smith service operations also contributed to the increase in other income.
     Rental operating expenses increased $2.8 million, or 67%, from $4.2 million in 1995 to $7.0 million in 1996. The increase is a result of additional properties acquired in 1995 and 1996. Rental operating expenses as a percentage of related revenues increased from 24.3% in 1995 to 26.2% in 1996. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer "triple net" leases.
     Depreciation and amortization for the three months ended June 30, 1996 and 1995 was $4.2 million and $2.6 million, respectively. The increase of $1.6 million, or 62%, is due to an increase in depreciable assets. Interest expense increased $1.8 million, or 55%, from $3.3 million in 1995 to $5.1 million in 1996. The increase is attributable to the increase in outstanding indebtedness related to the Company's acquisition and development activities. Interest expense for the three months ended June 30, 1996 and 1995 included $418,000 and $426,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate protection agreement. General and administrative expenses increased from 3.5% of rental revenue in 1995 to 4.5% in 1996. The increase is attributable to the addition of two regional offices as a result of acquisitions in Richmond and Nashville.
     Net income before minority interest and extraordinary item equaled $10.1 million and $6.8 million for the three-month periods ended June 30, 1996 and 1995, respectively. The Operating Partnership's net income allocated to the minority interest totaled $1.8 million and $1.3 million for 1996 and 1995, respectively.
  SIX MONTHS ENDED JUNE 30, 1996
     Revenue from rental operations increased $20.3 million, or 68%, from $30.0 million in 1995 to $50.3 million in 1996. The increase is a result of the properties acquired during February 1995, which only contributed partially to revenue in 1995, as well as the acquisitions made in subsequent periods in 1995 and during the second quarter of 1996. In total, 147 properties encompassing 6.5 million square feet were added to the portfolio in 1995 and ten properties encompassing 1.2 million square feet were added in 1996.
     During the six months ended June 30, 1996, 253 leases representing 1.5 million square feet of office and industrial space commenced at an average rate per square foot 5.1% higher than the average rate per square foot on the expired leases. Interest and other income increased $700,000 from $400,000 in 1995 to $1.1 million in 1996. The increase is related to an increase in cash available for investment for the six months ended June 30, 1996 and an increase in third-party management and leasing income.
                                       9

     Rental operating expenses increased $5.9 million, or 81%, from $7.3 million in 1995 to $13.2 million in 1996. Rental expenses as a percentage of related rental revenues increased from 24.3% in 1995 to 26.2% in 1996. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer "triple net" leases, and approximately $300,000 in additional expenses relating to snow removal and the severe winter weather in 1996. Depreciation and amortization for the six months ended June 30, 1996 and 1995 was $7.9 million and $4.5 million, respectively. The increase of $3.4 million, or 76%, is due to the increase in depreciable assets noted above. Interest expense increased $3.4 million, or 60%, from $5.7 million in 1995 to $9.1 million in 1996. The increase is attributable to the increase in outstanding debt related to the Company's acquisition and development activities. Interest expense for the six months ended June 30, 1996 and 1995 included $827,000 and $830,000, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Company's interest rate protection agreement. General and administrative expenses increased from 3.8% of total rental revenue in 1995 to 4.2% in 1996. This increase is attributable to the addition of two regional offices associated with the Richmond and Nashville acquisitions.
     Net income before minority interest and extraordinary item equaled $19.1 million and $11.7 million for the six-month periods ended June 30, 1996 and 1995, respectively. The Operating Partnership's net income allocated to the minority interest totaled $3.3 million and $2.1 million for 1996 and 1995, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     The Company generated $27.5 million in cash flow from operating activities and $260.4 million in cash flow from financing activities for the six months ended June 30, 1996. The cash flow from financing activities is a result of the
11.5 million share stock offering, which closed on June 26, 1996. The Company utilized $66.3 million of this cash flow to invest in real property assets, primarily development in process and an acquisition of additional rental property.
  CAPITALIZATION
     The Company's total indebtedness at June 30, 1996 totaled $214.1 million and was comprised of $160.2 million of conventional fixed rate mortgage indebtedness with an average rate of 8.7%, $48.9 million outstanding under variable rate mortgages (see below for a discussion of interest rate protection agreements) and a 9%, $5.0 million unsecured note. The Company did not have any outstanding debt under the current $140 million unsecured credit facility (the "Credit Facility").
     Based on the Company's total market capitalization of $1.2 billion at June 30, 1996, (at the June 30, 1996 stock price of $27.63 and including the conversion of the 4,134,550 units of minority interest in the Operating Partnership), the Company's debt represented approximately 18% of its total market capitalization.
     The Credit Facility requires monthly payments of interest only, with the balance of all principal and accrued but unpaid interest due on September 30, 1999. The initial interest rate on the facility is LIBOR plus 150 basis points and will adjust based on the Company's senior unsecured credit rating within a range of LIBOR plus 100 basis points to LIBOR plus 175 basis points, subject to the interest rate protection agreement described below. At June 30, 1996, one-month LIBOR was 5.50%. (See "Recent Developments" below for a description of the proposed revolving loan (the "Revolving Loan"), which would replace the Credit Facility.)
     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 150 basis points) to 7.0% with respect to $80 million of the $140 million Credit Facility, and (ii) in connection with the $48.9 million variable rate mortgages, entered into interest rate swaps that limit its exposure to an increase in the interest rates to 7.45%, and (iii) in connection with a proposed refinancing of up to $200 million of the Company's indebtedness (including indebtedness to be incurred in connection with the acquisition of Crocker described below) in the fourth quarter of 1996, the Company has entered into three separate forward-starting interest rate swap agreements in the aggregate amount of $125 million to limit its exposure to rising interest rates. It is the Company's intent to terminate these agreements at the
                                       10
time of the refinancing in order to effectively lock the interest rate on the underlying seven and ten-year treasury notes at approximately 6.75% and 6.72%, respectively. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to fully perform under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Credit Facility and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the Credit Facility (or the Revolving
Loan) and other debt and equity financing.
     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue-enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Credit Facility or the Revolving Loan. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Credit Facility or the Revolving Loan to fund construction and development activities. The Company does not intend to reserve funds to retire mortgage indebtedness under the Credit Facility or the Revolving Loan upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs.
     During the quarter, the Company completed a public offering of 11,500,000 additional shares of Common Stock (including 1,500,000 shares issued pursuant to the underwriter's over-allotment option). The offering price per share was $26.88 resulting in gross proceeds of approximately $309.1 million. Net of underwriter's discount and offering costs, the Company received proceeds of approximately $292.9 million. The proceeds from the offering will be used to fund a portion of the purchase price of all of the outstanding shares of Crocker Realty Trust, Inc. (see "Recent Developments" below).
                                       11

RECENT DEVELOPMENTS
     On April 29, 1996, the Company entered into a Stock Purchase Agreement with the owners of approximately 83% of the common stock of Crocker Realty Trust, Inc. ("Crocker"). In addition, the Company has signed an Agreement and Plan of Merger with Crocker pursuant to which the Company will acquire 100% of Crocker's common stock. The transaction, which has been approved by each company's Board of Directors, is expected to close in the third quarter of 1996.
     The Crocker portfolio consists of 58 suburban office properties and 12 service center properties encompassing 5.7 million square feet. Crocker's properties are located in 15 southeastern markets, of which four are existing Company markets (including Charlotte, NC; Raleigh, NC; and Nashville, TN) and 11 represent new markets for the Company (including Greenville, SC; Tampa, FL; Memphis, TN; and Atlanta, GA). The properties are 95% leased and are primarily located in business park settings. The Company will not acquire undeveloped land in the transaction. Crocker is expected to distribute 258 acres of undeveloped land and certain other assets, net of certain liabilities, to its shareholders prior to the merger.
     Under the terms of the Stock Purchase Agreement, the Company will acquire for $11.02 per share in cash, subject to adjustment, the common stock of Crocker owned by (i) AP CRTI Holdings, L.P., an affiliate of Apollo Real Estate Advisors, (ii) AEW Partners, L.P. (an investment partnership advised by Aldrich Eastman Waltch) and (iii) Crocker management (Thomas J. Crocker and his wife, Barbara F. Crocker,
Richard S. Ackerman and Robert E. Onisko). The shares to be purchased under this agreement total 22.4 million of the approximately 27.0 million Crocker common shares outstanding. The remaining shares will be purchased for the same cash price per share pursuant to the Agreement and Plan of Merger. The purchase price of the shares will total approximately $297 million. In addition, the Company will cash out certain existing options and warrants to purchase Crocker common stock for an estimated $4.2 million and assume approximately $240 million of Crocker's currently outstanding indebtedness, having a weighted average interest rate of 8.6%. The Stock Purchase Agreement and Agreement and Plan of Merger are irrevocable, subject to certain limited conditions of closing.
     The Company intends to finance the cash purchase of Crocker's shares initially through the cash on hand from the recent 11.5 million share offering and by utilizing its Credit Facility. The Company has received a commitment from NationsBank and First Union National Bank of North Carolina for a $250 million revolving line of credit (the "Revolving Loan"). The Revolving Loan will replace the current Credit Facility, will be unsecured and will mature in July 1999. The Revolving Loan is expected to close in September 1996.
     On July 12, 1996 the Company sold an additional 250,000 shares of Common Stock to the several underwriters who participated in the Company's recent offering of 11.5 million shares. The shares were purchased so that the underwriters could cover a portion of their short position resulting from over-allotments in connection with the 11,500,000-share offering. The net offering price per share was $27.38 resulting in proceeds of approximately $6.8 million.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below.
     Funds from operations means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of
                                       12
real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
     Funds from operations and cash available for distribution for the three and six months ended June 30, 1996 and 1995 are summarized in the following table (in thousands):

                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                            JUNE 30,              JUNE 30,
                                                                        1996       1995       1996       1995
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item..............   $10,134    $ 6,829    $19,136    $11,708
Add (deduct):
  Depreciation and amortization.....................................     4,182      2,622      7,898      4,543
  Third-party service company cash flow.............................       105         91        255        (15)
     FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST.................    14,421      9,542     27,289     16,236
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents............................      (499)      (263)      (915)      (530)
  Amortization of deferred financing costs..........................       418        426        827        830
  Non-incremental revenue generating capital expenditures (1):
     Building improvements paid.....................................      (726)      (413)    (1,200)      (541)
     Second generation tenant improvements paid.....................      (558)      (645)    (1,308)      (913)
     Second generation lease commissions paid.......................      (467)      (274)      (579)      (432)
       CASH AVAILABLE FOR DISTRIBUTION..............................   $12,589    $ 8,373    $24,114    $14,650
Weighted average shares/units outstanding (2).......................    24,206     17,976     23,673     15,696
DIVIDEND PAYOUT RATIO:
  Funds from operations.............................................     75.53%     80.06%     78.07%     82.17%
  Cash available for distribution...................................     86.53%     91.24%     88.35%     91.07%

(1) Amounts represent cash expenditures.
(2) Assumes conversion of limited partnership units in the Operating Partnership to shares of Highwoods Properties, Inc. Minority interest unit holders and the shareholders of the Company share equally on a per share and per unit basis; therefore, the resultant per share information is unaffected by the conversion.
     On June 3, 1996, the Company's Board of Directors declared a dividend of $.48 per share ($1.92 on an annualized basis) payable on August 21, 1996 to stockholders of record on August 9, 1996.
                                       13

PROPERTY INFORMATION
     The following table sets forth certain information with respect to the Company's properties as of June 30, 1996:

                                                                         RENTABLE      NUMBER OF    PERCENT LEASED/
                                                                        SQUARE FEET    PROPERTIES     PRE-LEASED
IN-SERVICE:
  Office.............................................................     6,582,000       103              95%
  Industrial.........................................................     3,803,000        98              94%
     Total...........................................................    10,385,000       201              95%
UNDER DEVELOPMENT:
  Office.............................................................       803,000        10              64%
  Industrial.........................................................        96,000         1              40%
     Total...........................................................       899,000        11              62%
TOTAL:
  Office.............................................................     7,385,000       113
  Industrial.........................................................     3,899,000        99
     Total...........................................................    11,284,000       212

     The following table sets forth certain information with respect to the Company's properties under development as of June 30, 1996 (dollars in thousands):

                                                                                RENTABLE                  ESTIMATED
                                                                   ESTIMATED     SQUARE     PERCENTAGE    COMPLETION
                                                                     COST         FEET      PRE- LEASED      DATE
OFFICE PROPERTIES:
MSA.............................................................    $ 6,200       57,000        100%         4Q 96
Healthsource....................................................     14,400      180,000        100          4Q 96
One Shockoe Plaza...............................................     15,000      118,000        100          4Q 96
Highwoods One...................................................     12,500      126,000         25          4Q 96
Situs One.......................................................      5,100       58,000         58          4Q 96
Maryland Way....................................................     11,500      103,000         50          4Q 96
Inacom..........................................................        900       13,000        100          4Q 96
Hewlett Packard.................................................      3,100       35,000         41          4Q 96
North Park......................................................      4,000       43,000         38          2Q 97
Sycamore........................................................      5,700       70,000          0          2Q 97
TOTAL OR WEIGHTED AVERAGE.......................................    $78,400      803,000         64%
INDUSTRIAL PROPERTIES:
Regency Two.....................................................      2,800       96,000         40%         4Q 96
TOTAL OR WEIGHTED AVERAGE.......................................    $81,200      899,000         62%

     The following tables set forth certain information about the Company's leasing activities for the three and six months ended June 30, 1996.

                                                                  OFFICE                          INDUSTRIAL
                                                      THREE MONTHS      SIX MONTHS      THREE MONTHS      SIX MONTHS
                                                          ENDED            ENDED            ENDED            ENDED
                                                      JUNE 30, 1996    JUNE 30, 1996    JUNE 30, 1996    JUNE 30, 1996
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases).......            78               136              44               117
Rentable square footage leased.....................       280,765           410,977         384,497         1,053,504
Average per rentable square foot over the lease
  term:
  Base rent........................................     $   14.41       $     14.98       $    4.43       $      4.50
  Tenant improvements..............................         (0.49)            (0.81)          (0.08)            (0.14)
  Leasing commissions..............................         (0.30)            (0.32)          (0.19)            (0.12)
  Rent concessions.................................            --                --              --                --
  Effective rent...................................     $   13.62       $     13.85       $    4.16       $      4.24
  Expense stop.....................................         (2.81)            (3.26)          (0.29)            (0.30)
  Equivalent effective net rent....................     $   10.81       $     10.59       $    3.87       $      3.94
Average term in years..............................             4                 4               1                 2
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs.........................................     $   13.08       $     13.74       $    4.41       $      4.43
Average first year cash rental rate................     $   13.91       $     14.48       $    4.60       $      4.64
Percentage increase................................         6.35%             5.40%           4.31%             4.74%
CAPITAL EXPENDITURES RELATED TO RE-LEASED OFFICE
  SPACE:
Tenant Improvements:
  Total dollars committed under signed
     leases........................................     $ 609,622       $ 1,332,675       $  40,154       $   496,962
  Rentable square feet.............................       280,765           410,977         384,497         1,053,504
  Per rentable square foot.........................     $    2.17       $      3.24       $    0.10       $      0.47
Leasing Commissions:
  Total dollars committed under signed
     leases........................................     $ 368,019       $   524,283       $  95,436       $    46,380
  Rentable square feet.............................       280,765           410,977         384,497         1,053,504
  Per rentable square foot.........................     $    1.31       $      1.28       $    0.25       $      0.04
Total:
  Total dollars committed under signed
     leases........................................     $ 977,641       $ 1,856,958       $ 135,590       $   543,342
  Rentable square feet.............................       280,765           410,977         384,497         1,053,504
  Per rentable square foot.........................     $    3.48       $      4.52       $    0.35       $      0.52

     The following tables set forth scheduled lease expirations for executed leases as of June 30, 1996 assuming no tenant exercises renewal options. OFFICE PROPERTIES:

                                                                                                                    AVERAGE ANNUAL
                                      TOTAL            PERCENTAGE OF                             PERCENTAGE OF       RENTAL RATE
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS       LEASED RENTS            (1)
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     REPRESENTED BY           FOR
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)       EXPIRING LEASES      EXPIRATIONS
Remainder of 1996       106           306,904                4.98%               4,227,880             4.71%            $13.78
       1997             196           822,702               13.33               11,976,776            13.32              14.56
       1998             171         1,191,081               19.30               16,192,938            18.01              13.60
       1999             139           800,327               12.97               11,569,383            12.87              14.46
       2000             144         1,129,724               18.30               15,972,922            17.76              14.14
       2001              78           824,559               13.36               12,932,547            14.38              15.68
       2002              25           327,821                5.31                5,126,042             5.70              15.64
       2003              15           412,082                6.68                6,623,528             7.37              16.07
       2004               7            75,581                1.22                1,087,792             1.21              14.39
       2005               7            88,275                1.43                1,395,071             1.55              15.80
    Thereafter            8           192,677                3.12                2,808,160             3.12              14.57
 Total or average       896         6,171,733              100.00%              89,913,039           100.00%            $14.57

INDUSTRIAL PROPERTIES:

                                                                                                                    AVERAGE ANNUAL
                                      TOTAL            PERCENTAGE OF                             PERCENTAGE OF       RENTAL RATE
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS       LEASED RENTS            (1)
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     REPRESENTED BY           FOR
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)       EXPIRING LEASES      EXPIRATIONS
Remainder of 1996       111         1,452,866               41.08%               5,966,310            35.29%            $ 4.11
       1997              98           629,427               17.80                3,228,152            19.10               5.13
       1998              84           329,680                9.32                2,195,864            12.99               6.66
       1999              50           268,998                7.61                1,582,069             9.36               5.88
       2000              22           293,798                8.31                1,539,649             9.11               5.24
       2001              15           148,883                4.21                  820,390             4.85               5.51
       2002               2           257,210                7.27                  767,023             4.54               2.98
       2003               1             3,375                0.10                   18,428             0.11               5.46
       2004               1             1,920                0.05                   21,718             0.13              11.31
       2005               3            22,532                0.64                  188,863             1.12               8.38
    Thereafter            1           127,600                3.61                  575,476             3.40               4.51
 Total or average       388         3,536,289              100.00%              16,903,942           100.00%            $ 4.78

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
THIRD-PARTY SERVICE OPERATIONS
     The Company, through the Service Companies and Forsyth-Carter Brokerage L.L.C., provides brokerage services as well as management, development, construction and other related services for properties owned by third parties. The Company currently provides third-party management services for 44 buildings totaling approximately 3.2 million rentable square feet and exclusive leasing services for 31 buildings, totaling approximately 2.0 million rentable square feet.
INFLATION
     Historically inflation has not had a significant impact on the Company's operations because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.
                                       16

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities -- None
Item 3.   Defaults Upon Senior Securities -- None
Item 4.   Submission of Matters to a Vote of Security Holders
          On April 30, 1996, the Company held its Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

         MATTER                                                                     FOR        AGAINST    ABSTAIN
         (A) Election of Directors:
         Thomas W. Adler                                                         15,779,147      --        60,176
         William E. Graham, Jr.                                                  15,778,647      --        60,676
         William T. Wilson, III                                                  15,779,147      --        60,176
         Other Directors Whose Term of Office Continues:
         O. Temple Sloan, Jr.
         Ronald P. Gibson
         John L. Turner
         Robert L. Kirby
         L. Glenn Orr, Jr.
         Stephen Timko
         John W. Eakin
         Thomas S. Smith
         Willard H. Smith, Jr.
         (B) Ratify Appointment of Ernst & Young LLP as Independent Auditors     15,818,436     13,763      7,124

Item 5.   Other Information -- None
Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibits

          EXHIBIT NO.   DESCRIPTION
               27       Financial Data Schedule

         (b) Reports on Form 8-K
         A Report on Form 8-K, dated April 1, 1996, was filed on April 16, 1996 and amended on Form 8-K/A on June
          3, 1996 and June 18, 1996. The Report related to the acquisition of Eakin and Smith and included the combined financial statements and schedule of Eakin & Smith for the year ended December 31, 1995, the combined financial statements (unaudited) of Eakin & Smith for the three months ended March 31, 1996 and the combined pro forma financial statements (unaudited) for the year ended December 31, 1996 and the three months ended March 31, 1996.
         The Company filed a report on Form 8-K dated April 29, 1996 (as amended on Form 8-K/A on June 3, 1996 and June 18, 1996) relating to the pending acquisition of Crocker. The Report included the following financial statements: the historical summary of gross income and direct operating expenses for certain properties owned by Towermarc Corporation for the year ended December 31, 1995; the consolidated financial statements of Crocker Realty Trust, Inc. for the year ended December 31, 1995; the financial statements of Crocker & Sons, Inc. for the year ended December 31, 1994; the financial statements of
          Crocker Realty Investors, Inc. for the years ended December 31, 1994 and 1993; the combined financial statements of Southeast Realty Corp., AP Southeast Portfolio Partners, L.P. and AP Fontaine III
          Partners, L.P. for the year ended December 31, 1994; the financial statements of AP Fontaine III
          Partners, L.P. for the period from October 28, 1993 through December 31, 1993; the financial statements of AP Southeast Portfolio Partners, L.P. for the period from November 17, 1993 through December 31,
          1993; and the unaudited pro forma condensed combining financial statements for the year ended December
          31, 1996 and the three months ended March 31, 1996.

                                   SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          HIGHWOODS PROPERTIES, INC.
                                          /s/         RONALD P. GIBSON
                                                     RONALD P. GIBSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          /s/         CARMAN J. LIUZZO
                                                     CARMAN J. LIUZZO
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)
Date: August 14, 1996