Form 10-Q
period 1997-03-31
HIGHWOODS PROPERTIES INC
filed 1997-05-15
CIK 921082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997
                       Commission file number: 001-13100
                           HIGHWOODS PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                               56-1871668
             (State or other jurisdiction of                                (I.R.S. Employer
             incorporation or organization)                              Identification Number)

                 3100 SMOKETREE COURT, SUITE 600, RALEIGH, N.C.
                    (Address of principal executive office)
                                     27604
                                   (Zip Code)
              Registrant's telephone number, including area code:
                                 (919) 872-4924
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
     The Company has only one class of common stock, par value $.01 per share, with 35,877,715 shares outstanding as of May 13, 1997.

                           HIGHWOODS PROPERTIES, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1997
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements                                                                              3
           Consolidated balance sheets of Highwoods Properties, Inc. as of March 31, 1997 and December       4
           31, 1996
           Consolidated statements of income of Highwoods Properties, Inc. for the three months ended        5
           March 31, 1997 and 1996
           Consolidated statements of cash flows of Highwoods Properties, Inc. for the three months          6
           ended March 31, 1997 and 1996
           Notes to the consolidated financial statements of Highwoods Properties, Inc.                      8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            10
           Results of Operations                                                                            10
           Liquidity and Capital Resources                                                                  11
           Funds From Operations and Cash Available for Distribution                                        12
           Acquisition of Century Center and Anderson Properties Portfolios                                 13
           Disclosure Regarding Forward-Looking Statements                                                  14
           Property Information                                                                             14
           Inflation                                                                                        17
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                18
Item 2.    Changes in Securities                                                                            18
Item 3.    Defaults Upon Senior Securities                                                                  18
Item 4.    Submission of Matters to a Vote of Security Holders                                              18
Item 5.    Other Information                                                                                18
Item 6.    Exhibits and Reports on Form 8-K                                                                 18

                        PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.
     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's 1996 Annual Report on Form 10-K.
                                       3

                           HIGHWOODS PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               MARCH 31, 1997    DECEMBER 31, 1996
                                                                                (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land......................................................................     $  261,285         $   237,090
  Buildings and improvements................................................      1,362,029           1,152,990
  Development in process....................................................         38,393              28,858
  Furniture, fixtures and equipment.........................................          2,269               2,096
                                                                                  1,663,976           1,421,034
  Less -- accumulated depreciation                                                  (52,028)            (43,160)
  Net real estate assets....................................................      1,611,948           1,377,874
Cash and cash equivalents...................................................          8,246              11,070
Restricted cash.............................................................          9,099               8,539
Accounts receivable.........................................................          9,697               9,039
Advances to subsidiaries....................................................          3,538               2,406
Accrued straight line rents receivable......................................          7,437               6,185
Other assets:
  Deferred leasing costs....................................................         11,787               9,601
  Deferred financing costs..................................................         21,950              21,789
  Prepaid expenses and other................................................          4,662               3,901
                                                                                     38,399              35,291
  Less -- accumulated amortization..........................................         (8,158)             (6,964)
                                                                                     30,241              28,327
                                                                                 $1,680,206         $ 1,443,440
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable.................................................     $  589,053         $   555,876
Accounts payable, accrued expenses and other liabilities....................         30,481              27,600
  Total liabilities.........................................................        619,534             583,476
Minority interest...........................................................        169,752              89,617
Stockholders' equity:
Preferred stock $.01 par value, authorized 10,000,000 shares; issued and outstanding 125,000 shares of Series A Cumulative Redeemable Preferred
  Shares (liquidation preference of $1,000 per share) at March 31, 1997.....        125,000                  --
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 35,857,950 at March 31, 1997 and 35,636,155 at December 31,
  1996......................................................................            359                 356
Additional paid-in capital..................................................        781,648             780,562
Distributions in excess of net income.......................................        (16,087)            (10,571)
  Total stockholders' equity................................................        890,920             770,347
                                                                                 $1,680,206         $ 1,443,440

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

                           HIGHWOODS PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            1997         1996
REVENUE:
  Rental property.......................................................................   $56,055      $23,385
  Interest and other income.............................................................     2,266          372
                                                                                            58,321       23,757
OPERATING EXPENSES:
  Rental property.......................................................................    15,342        6,154
  Depreciation and amortization.........................................................     9,310        3,716
  Interest expense:
     Contractual........................................................................    11,460        3,542
     Amortization of deferred financing costs...........................................       575          409
                                                                                            12,035        3,951
  General and administrative............................................................     2,080          934
     Income before minority interest and extraordinary item.............................    19,554        9,002
MINORITY INTEREST.......................................................................    (3,129)      (1,571)
  Income before extraordinary item......................................................    16,425        7,431
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF DEBT..............................    (3,337)          --
  Net income............................................................................    13,088        7,431
Dividends on preferred shares...........................................................    (1,407)          --
  Net income available for common stockholders..........................................   $11,681      $ 7,431
NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item......................................................   $   .43      $   .38
  Extraordinary item -- loss on early extinguishment of debt............................     (0.10)     $    --
  Net income............................................................................   $  0.33      $  0.38
Weighted average shares outstanding.....................................................    35,250       19,406

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       5

                           HIGHWOODS PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                       1997              1996
OPERATING ACTIVITIES:
Net income.....................................................................      $ 13,088          $   7,431
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................................         9,885              4,125
  Minority interest in income..................................................         2,493              1,571
  Loss on early extinguishment of debt.........................................         3,973                 --
  Changes in operating assets and
     liabilities...............................................................          (588)            (1,682)
     Net cash provided by operating
       activities..............................................................        28,851             11,445
INVESTING ACTIVITIES:
Additions to real estate assets................................................       (24,594)           (13,643)
Proceeds from disposition of real estate assets................................            --                900
Cash paid in exchange for partnership net assets...............................        (5,081)                --
Other..........................................................................        (4,487)              (591)
     Net cash used in investing activities.....................................       (34,162)           (13,334)
FINANCING ACTIVITIES:
Distributions paid.............................................................       (19,147)           (10,399)
Repayment of mortgages and notes payable.......................................      (110,093)            (1,018)
Payment of prepayment penalties................................................        (3,973)                --
Borrowings on mortgages and notes
  payable......................................................................        14,000             15,000
Net proceeds from the sale of common
  stock........................................................................            57                 --
Net proceeds from sale of preferred stock......................................       121,804                 --
Payment of deferred financing costs............................................          (161)              (149)
     Net cash provided by financing activities.................................         2,487              3,434
Net (decrease) increase in cash and cash equivalents...........................        (2,824)             1,545
Cash and cash equivalents at beginning of the
  period.......................................................................        11,070              6,838
Cash and cash equivalents at end
  of the period................................................................      $  8,246          $   8,383
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.........................................................      $  8,414          $   4,005

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

                                                                                                         THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                                1997
ASSETS:
Rental property and equipment, net....................................................................        $213,090
LIABILITIES:
Mortgages and notes payable assumed...................................................................         129,270
     Net assets.......................................................................................        $ 83,820

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       7

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)
1. BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company"), Highwoods/Forsyth Limited Partnership (the "Operating Partnership") and the following subsidiaries:
Highwoods/Florida GP Corp.
Highwoods Realty GP Corp.
Highwoods/Tennessee Properties, Inc.
Highwoods/Florida Holdings GP, L.P.
AP-GP Southeast Portfolio Partners, L.P.
Highwoods/Tennessee Holdings GP, L.P.
Highwoods/Tennessee Holdings, L.P.
AP Southeast Portfolio Partners, L.P.
Highwoods/Florida Holdings, L.P.
Forsyth Properties Services, Inc.
Highwoods Services, Inc.
Southeast Realty Options Corp.
     The Company's investment in Highwoods Services, Inc. and Forsyth Properties Services, Inc. (the "Service Companies") is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.
     The Company has elected and expects to continue to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not material.
     Minority interest in the Company represents the limited partnership interest ("Units") owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents).
     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been made. For further information, refer to the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.
                                       8

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED
2. PRO FORMA INFORMATION
     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1996; (1) the 1997 acquisition of the Century Center and Anderson Properties portfolios and (2) the February 1997 issuance of $125,000,000 of Preferred Stock.
     In connection with these transactions, the Company issued Units totaling 2,676,273 in 1997, which were recorded at their fair market value upon the closing date of the transactions.

                                                             PRO FORMA        PRO FORMA
                                                           QUARTER ENDED    QUARTER ENDED
                                                             MARCH 31,        MARCH 31,
                                                               1997             1996
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Revenues................................................      $58,966          $29,783
Net Income before Extraordinary Item....................      $17,493          $ 9,784
Net Income..............................................      $14,156          $ 6,447
Net Income per Common Share.............................      $   .33          $   .19

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.
                                       9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of Highwoods Properties, Inc.
RESULTS OF OPERATIONS
  THREE MONTHS ENDED MARCH 31, 1997
     Revenues from rental operations increased $32.7 million, or 140%, from $23.4 million for the three months ended March 31, 1996 to $56.1 million for the comparable 1997 period. The increase is primarily a result of the acquisition of
7.3 million square feet of office and industrial properties, the completion of 984,000 square feet of development activity during 1996 and the addition of 3.2 million square feet in the first quarter of 1997 from the acquisition of the Anderson Properties and Century Center portfolios. (See " -- Acquisition of Century Center and Anderson Properties Portfolios.") The Company's portfolio increased from 9.2 million square feet at March 31, 1996 to 21.2 million square feet at March 31, 1997. Same property revenues, which are the revenues of the 190 properties owned on January 1, 1996, increased 1% for the three months ended March 31, 1997, compared to the same three months of 1996. Expected vacancies in two of the Company's properties offset a 3% increase in the revenues of the other 188 properties.
     During the three months ended March 31, 1997, 167 leases representing 1,351,000 square feet of office and industrial space commenced at an average rate per square foot which was 5.4% higher than the average rate per square foot on the expired leases.
     Interest and other income increased $1.9 million from $400,000 in 1996 to $2.3 million in 1997. The increase is related to the receipt of $800,000 in lease termination fees in the first quarter of 1997 and an increase in third-party management fees derived from the management contracts assumed in the merger with Eakin & Smith, Inc. on April 1, 1996.
     Rental operating expenses increased $9.1 million or 147% from $6.2 million in 1996 to $15.3 million in 1997. The increase is a result of the addition of
12.0 million square feet through a combination of acquisitions and developments during 1996 and the first quarter of 1997. Rental operating expenses as a percentage of related revenues increased from 26.3% in 1996 to 27.4% in 1997. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.
     Depreciation and amortization for the three months ended March 31, 1997 and 1996 was $9.3 million and $3.7 million, respectively. The increase of $5.6 million, or 151%, is due to a 155% average increase in depreciable assets. Interest expense increased $8.0 million or 200%, from $4.0 million in 1996 to $12.0 million in 1997. The increase is attributable to the 201% average increase in outstanding debt for the quarter related to the Company's acquisition activities. Interest expense for the three months ended March 31, 1997 and 1996 included $575,000 and $409,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate protection agreements. General and administrative expenses decreased from 4.0% of rental revenue in 1996 to 3.7% in 1997. The decrease is attributable to the realization of the economies of scale related to the acquisition of the 5.7-million square foot Crocker portfolio, which was completed in September 1996.
     Net income before minority interest and extraordinary item equaled $19.6 million and $9.0 million for the three-month periods ended March 31, 1997 and 1996, respectively. The Company's net income allocated to minority interest totaled $3.1 million and $1.6 million for the three-month periods ended March 31, 1997 and 1996, respectively. The Company incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishment of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Company also accrued $1.4 million in dividends for the $125.0 million of preferred stock that the Company issued in February 1997 (see
" -- Liquidity and Capital Resources" below).
                                       10

LIQUIDITY AND CAPITAL RESOURCES
     For the three months ended March 31, 1997, cash provided by operating activities increased by $17.5 million or 154% to $28.9 million, as compared to $11.4 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the Company's property acquisitions in 1996 and the first quarter of 1997. Cash used for investing activities increased by $20.9 million or 157% to $34.2 million for the first three months of 1997, as compared to $13.3 million for the same 1996 period. The increase is attributable to the Company's ongoing acquisition and development of suburban office and industrial properties. Cash provided by financing activities decreased by $900,000 or 26% to $2.5 million for the first three months of 1997, as compared to $3.4 million for the same period in 1996. During the first quarter of 1997, cash provided by financing activities consisted, primarily, of $121.8 million in net proceeds from the sale of preferred stock, which was offset by net payments of $5 million to reduce existing indebtedness and $105 million to pay off the assumed indebtedness associated with the Century Center and Anderson Transactions (defined below). Additionally, payments of distributions increased by $8.7 million to $19.1 million for the first three months of 1997, as compared with $10.4 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 7% increase in the distribution rate.
     On February 7, 1997, the Company issued 125,000 shares of 8 5/8% perpetual preferred stock for $1,000 per share. The preferred stock is not redeemable prior to February 2027. The preferred stock is not subject to any sinking fund or mandatory redemption and is not convertible into any other securities of the Company.
     The Company's total indebtedness at March 31, 1997, totaled $589.1 million and was comprised of $321.4 million of secured indebtedness with an average rate of 8.0% and $267.7 million of unsecured indebtedness with an average rate of 7.1%. All of the mortgage and notes payable outstanding at March 31, 1997 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements (see below).
     Based on the Company's total market capitalization of $2.1 billion at March 31, 1997, (at the March 31, 1997 stock price of $33.50 and assuming the redemption for shares of Common Stock of the 6,916,000 Units of minority interest in the Operating Partnership), the Company's debt represented approximately 28% of its total market capitalization.
     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate cap limiting its exposure to an increase in interest rates (one-month LIBOR plus 135 basis points) to 7.60% with respect to $80 million of the Company's $280 million unsecured revolving loan (the "Revolving Loan"), under which the Company had $29 million outstanding at March 31, 1997, and (ii) entered into interest rate swaps that limit its exposure to an increase in the interest rates to 7.24% in connection with the $34 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. Payments received from the counterparties under the interest rate protection agreements were $0 and $2,000 for the three months ended March 31, 1997 and 1996, respectively. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under the Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with
                                       11
the Revolving Loan. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company and Operating Partnership. In addition, the Company anticipates utilizing the Revolving Loan primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loan upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. Funds from Operations does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below.
     Funds from operations is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, NAREIT issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
                                       12

     Funds from operations and cash available for distribution for the three months ended March 31, 1997 and 1996 are summarized in the following table (in thousands):

                                                                                                QUARTER ENDED
                                                                                                  MARCH 31,
                                                                                               1997       1996
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item.....................................   $19,554    $ 9,002
Add (deduct):
  Dividends to preferred shareholders......................................................    (1,407)        --
  Depreciation and amortization............................................................     9,310      3,716
  Third-party service company cash flow....................................................        --        150
     FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST........................................    27,457     12,868
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents...................................................    (1,230)      (416)
  Amortization of deferred financing costs.................................................       575        409
  Non-incremental revenue generating capital expenditures (1):
     Building improvements paid............................................................    (1,070)      (474)
     Second generation tenant improvements paid............................................    (1,371)      (750)
     Second generation lease commissions paid..............................................    (1,091)      (112)
       CASH AVAILABLE FOR DISTRIBUTION.....................................................   $23,270    $11,525
Weighted average shares/Units outstanding (2)..............................................    41,758     23,139
DIVIDEND PAYOUT RATIO:
  Funds from operations....................................................................      73.0%      80.9%
  Cash available for distribution..........................................................      86.1%      90.3%

(1) Amounts represent cash expenditures.
(2) Assumes redemption of Units for shares of Common Stock. Minority interest Unit holders and the stockholders of the Company share equally on a per share and per Unit basis; therefore, the resultant per share information is unaffected by the conversion.
     On April 29, 1997, the Company's Board of Directors declared a dividend of $.48 per share ($1.92 on an annualized basis) payable on May 21, 1997 to stockholders of record on May 9, 1997.
ACQUISITION OF CENTURY CENTER AND ANDERSON PROPERTIES PORTFOLIOS
  CENTURY CENTER TRANSACTION
     On January 9, 1997, the Company acquired the 17-building Century Center Office Park, four affiliated industrial properties and 20 acres of land for development located in suburban Atlanta, Georgia (the "Century Center Transaction"). The properties total 1.6 million rentable square feet and, as of March 31, 1997, were 99% leased. The cost of the Century Center Transaction was $55.6 million in Units (valued at $29.25 per Unit, the market value of a share of Common Stock as of the signing of a letter of intent for the Century Center Transaction), the assumption of $19.4 million of secured debt and a cash payment of $53.1 million, drawn from the Company's Revolving Loan. All Units issued in the transaction are subject to restrictions on transfer and redemption. Such restrictions are scheduled to expire over a three-year period in equal annual installments commencing one year from the date of issuance.
     Century Center Office Park is located on approximately 77 acres, of which approximately 61 acres are controlled under long-term fixed rental ground leases that expire in 2058. The rent under the leases is approximately $180,000 per year with scheduled 10% increases in 1999 and 2009. The leases do not contain a right to purchase the subject land.
     The Company estimates a first-year net operating income from the properties acquired in the Century Center Transaction of $13.3 million. See " -- Disclosure Regarding Forward-looking Statements" below.
                                       13

  ANDERSON TRANSACTION
     On February 12, 1997, the Company acquired a portfolio of industrial, office and undeveloped properties in Atlanta from Anderson Properties, Inc. and affiliates (the "Anderson Transaction"). The Anderson Transaction involved 22 industrial properties and six office properties totaling 1.6 million rentable square feet, three industrial development projects totaling 402,000 square feet and 137 acres of land for development. The in-service properties were 95% leased as of March 31, 1997. The development projects have a cost-to-date of $4.0 million and are expected to be completed during 1997.
     The cost of the Anderson Transaction consisted of the issuance of $22.9 million of Units (valued at $29.25 per Unit, the market value of a share of Common Stock as of the signing of a letter of intent relating to the transaction), the assumption of $7.8 million of mortgage debt and a cash payment of $37.7 million. The cash amount does not include $10.7 million expected to be paid to complete the three development projects. Approximately $5.5 million of the Units are newly created Class B Units, which differ from other Units in that they are not eligible for cash distributions from the Operating Partnership. The Class B Units will convert to regular Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Units will not be redeemable for cash or Common Stock. All other Units issued in the transaction are also subject to restrictions on transfer or redemption. Such lock-up restrictions will expire over a three-year period in equal annual installments commencing one year from the date of issuance.
     The Company estimates a first-year net operating income from the properties acquired in the Anderson Transaction of $5.7 million. See "Disclosure Regarding Forward-looking Statements" below.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
PROPERTY INFORMATION
     The following table sets forth certain information with respect to the Company's properties as of March 31, 1997:

                                                                         RENTABLE      NUMBER OF    PERCENT LEASED/
                                                                        SQUARE FEET    PROPERTIES     PRE-LEASED
IN-SERVICE:
  Office.............................................................    13,972,000       208              94%
  Industrial.........................................................     7,030,000       137              90%
     Total...........................................................    21,002,000       345              93%
UNDER DEVELOPMENT:
  Office.............................................................       947,000        14              51%
  Industrial.........................................................       595,000         6              26%
     Total...........................................................     1,542,000        20              41%
TOTAL:
  Office.............................................................    14,919,000       222
  Industrial.........................................................     7,625,000       143
     Total...........................................................    22,544,000       365

     The following table sets forth certain information with respect to the Company's properties under development as of March 31, 1997:

                                                                                COST AT     PRE-LEASING   ESTIMATED
         NAME                LOCATION        SQUARE FOOTAGE   BUDGETED COST     3/31/97     PERCENTAGE    COMPLETION
OFFICE:
Center Point V.........  Columbia                 19,000      $   1,700,000   $ 1,014,000         64%        2Q97
Southwind III..........  Memphis                  69,000          7,000,000     1,072,000         67         4Q97
Colonnade..............  Memphis                  89,000          9,400,000            --         28         1Q98
Highwoods Plaza II.....  Nashville               104,000         10,400,000     3,600,000          4         3Q97
Two AirPark East.......  Piedmont Triad           57,000          4,600,000     2,400,000          0         2Q97
AirPark East-Simplex...  Piedmont Triad           12,000            900,000       400,000         60         2Q97
RMIC...................  Piedmont Triad           90,000          8,000,000            --        100         2Q98
Sycamore...............  Research Triangle        70,000          6,400,000     3,000,000         89         2Q97
North Park.............  Research Triangle        43,000          4,000,000     2,800,000         38         2Q97
Rexwood V..............  Research Triangle        60,000          7,100,000     1,600,000          0         4Q97
ClinTrials.............  Research Triangle       185,000         21,500,000     3,700,000        100         2Q98
Grove Park I...........  Richmond                 20,000          1,600,000     1,000,000          0         3Q97
Highwoods Two..........  Richmond                 74,000          7,000,000     2,600,000         11         3Q97
West Shore III.........  Richmond                 55,000          5,300,000     1,600,000         43         3Q97
OFFICE TOTAL OR WEIGHTED AVERAGE..........       947,000      $  94,900,000   $24,786,000         51%
INDUSTRIAL PROPERTIES
Chastain Place.........  Atlanta                 108,000      $   4,200,000   $ 3,000,000         10%        2Q97
TradePort-1............  Atlanta                  87,000          3,000,000            --          0         3Q97
TradePort-2............  Atlanta                  87,000          3,000,000            --          0         3Q97
Newpoint...............  Atlanta                 119,000          4,500,000     1,000,000          0         3Q97
R.F. Micro Devices.....  Piedmont Triad           49,000          7,700,000     1,600,000        100         4Q97
Highwoods Airport
  Center...............  Richmond                145,000          5,500,000     2,600,000         66         2Q97
INDUSTRIAL TOTAL OR WEIGHTED AVERAGE......       595,000      $  27,900,000   $ 8,200,000         26%
COMPANY TOTAL OR WEIGHTED AVERAGE.........     1,542,000      $ 122,800,000   $32,986,000         41%

     The following tables set forth certain information about the Company's leasing activities for the three months ended March 31, 1997 and 1996.

                                                                          1997                       1996
                                                                  OFFICE      INDUSTRIAL     OFFICE     INDUSTRIAL
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases).................          112            55          58            73
Rentable square footage leased...............................      738,461       612,175     130,312       669,007
Average per rentable square foot over the lease term:
  Base rent..................................................   $    15.47     $    5.12    $  16.21     $    4.55
  Tenant improvements........................................        (1.08)        (0.20)      (1.49)        (0.18)
  Leasing commissions........................................        (0.40)        (0.15)      (0.35)        (0.08)
  Rent concessions...........................................        (0.02)        (0.01)         --            --
  Effective rent.............................................   $    13.97     $    4.76    $  14.37     $    4.29
  Expense stop...............................................        (3.62)        (0.22)      (4.23)        (0.31)
  Equivalent effective net rent..............................   $    10.35     $    4.54    $  10.14     $    3.98
Average term in years........................................            5             3           4             2
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant improvements:
  Total dollars committed under signed leases................   $3,745,604     $ 398,591    $723,053     $ 456,808
  Rentable square feet.......................................      738,461       612,175     130,312       669,007
  Per rentable square foot...................................   $     5.07     $    0.65    $   5.55     $    0.68
Leasing commissions:
  Total dollars committed under signed leases................   $1,395,209     $ 305,492    $156,264     $ 158,537
  Rentable square feet.......................................      738,461       612,175     130,312       669,007
  Per rentable square foot...................................   $     1.89     $    0.50    $   1.20     $    0.24
Total:
  Total dollars committed under signed leases................   $5,140,813     $ 704,083    $879,317     $ 615,345
  Rentable square feet.......................................      738,461       612,175     130,312       669,007
  Per rentable square foot...................................   $     6.96     $    1.15    $   6.75     $    0.92
RENTAL RATE TRENDS:
Number of leases commenced during period.....................          112            55          58            69
Average final rate with expense pass throughs................   $    13.59     $    5.12    $  15.20     $    4.45
Average first year cash rental rate..........................   $    14.36     $    5.35    $  15.75     $    4.66
Percentage increase..........................................        5.67%         4.49%       3.62%         4.72%

     The following tables set forth scheduled lease expirations for executed leases as of March 31, 1997 assuming no tenant exercises renewal options. OFFICE PROPERTIES:

                                                                                                                    PERCENTAGE OF
                                      TOTAL            PERCENTAGE OF          ANNUAL RENTS      AVERAGE ANNUAL      LEASED RENTS
     YEAR OF                        RENTABLE       LEASED SQUARE FOOTAGE         UNDER            RENTAL RATE        REPRESENTED
      LEASE          NUMBER OF     SQUARE FEET        REPRESENTED BY            EXPIRING        FOR EXPIRATIONS      BY EXPIRING
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)             (1)              LEASES
Remainder of 1997        398         1,498,221               11.5%            $ 21,069,902          $ 14.06               10.9%
       1998              346         2,173,248               16.7               31,148,453            14.33               16.1
       1999              358         1,815,970               14.0               26,651,573            14.68               13.7
       2000              291         2,006,635               15.5               30,735,992            15.32               15.8
       2001              246         1,900,736               14.6               31,454,164            16.55               16.2
       2002              120         1,109,540                8.6               17,210,090            15.51                8.9
       2003               44           814,967                6.3               12,379,650            15.19                6.4
       2004               18           299,578                2.3                4,676,802            15.61                2.4
       2005               15           420,356                3.2                4,539,398            10.80                2.3
       2006               13           550,512                4.2                7,488,277            13.60                3.9
    Thereafter            24           405,528                3.1                6,525,976            16.09                3.4
 Total or average      1,873        12,995,291              100.0%            $193,880,277          $ 14.92              100.0%

INDUSTRIAL PROPERTIES:

                                                                                                                    PERCENTAGE OF
                                      TOTAL            PERCENTAGE OF                            AVERAGE ANNUAL      LEASED RENTS
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS        RENTAL RATE        REPRESENTED
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     FOR EXPIRATIONS      BY EXPIRING
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)             (1)              LEASES
Remainder of 1997        192         1,498,955               23.5%            $  7,407,487          $  4.94               22.0%
       1998              151         1,208,786               18.9                6,677,064             5.52               19.9
       1999              144         1,437,649               22.5                7,367,167             5.12               21.9
       2000               70           929,625               14.6                5,412,980             5.82               16.1
       2001               54           603,166                9.4                3,677,615             6.10               11.0
       2002               15           476,789                7.5                1,722,633             3.61                5.1
       2003                1             3,375                0.1                   18,833             5.58                0.1
       2004                4            56,069                0.9                  447,992             7.99                1.3
       2005                5            38,532                0.6                  311,843             8.09                0.9
       2006                1           127,600                2.0                  575,476             4.51                1.7
    Thereafter             0                --                0.0                       --               --                0.0
 Total or average        637         6,380,546              100.0%            $ 33,619,090          $  5.27              100.0%

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
INFLATION
     Historically inflation has not had a significant impact on the Company's operations because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.
                                       17

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

(a) Exhibits

          EXHIBIT NO.                           DESCRIPTION
               27                               Financial Data Schedule

(b) Reports on Form 8-K
          During the three months ended March 31, 1997, the Company filed a report on Form 8-K, dated January 9, 1997 (as amended by Form 8-K/A on February 7, 1997 and by Form 8-K/A on March 10, 1997), in connection with the Century Center Transaction and the Anderson Transaction. The Form 8-K, as amended, included financial statements with respect to Century Center Group dated January 9, 1997 and financial statements with respect to Anderson Properties, Inc. dated January 23, 1997. The Company also filed a report on Form 8-K, dated February 12, 1997, in connection with the issuance of 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares.
                                       18

                                     SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          HIGHWOODS PROPERTIES, INC.
                                          /s/         RONALD P. GIBSON
                                                     RONALD P. GIBSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          /s/         CARMAN J. LIUZZO
                                                     CARMAN J. LIUZZO
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)
Date: May 15, 1997
                                       19

                                 EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
   27                                             Financial Data Schedule