Form 10-Q
period 1997-09-30
HIGHWOODS PROPERTIES INC
filed 1997-11-14
CIK 921082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                       Commission file number: 001-13100
                           HIGHWOODS PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                        MARYLAND                                               56-1871668
             (State or other jurisdiction of                                (I.R.S. Employer
             incorporation or organization)                              Identification Number)

                 3100 SMOKETREE COURT, SUITE 600, RALEIGH, N.C.
                    (Address of principal executive office)
                                     27604
                                   (Zip Code)
              Registrant's telephone number, including area code:
                                 (919) 872-4924
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
     The Company has only one class of common stock, par value $.01 per share, with 46,697,501 shares outstanding as of November 7, 1997.

                           HIGHWOODS PROPERTIES, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION                                                                           PAGE
Item 1.    Financial Statements                                                                              3
           Consolidated balance sheets of Highwoods Properties, Inc. as of September 30, 1997 and            4
           December 31, 1996
           Consolidated statements of income of Highwoods Properties, Inc. for the three and nine month      5
           periods ended September 30, 1997 and 1996
           Consolidated statements of cash flows of Highwoods Properties, Inc. for the nine months ended     6
           September 30, 1997 and 1996
           Notes to the consolidated financial statements of Highwoods Properties, Inc.                      8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations             9
           Results of Operations                                                                             9
           Liquidity and Capital Resources                                                                  10
           Recent Developments                                                                              12
           Funds From Operations and Cash Available for Distribution                                        13
           Disclosure Regarding Forward-Looking Statements                                                  14
           Property Information                                                                             15
           Inflation                                                                                        18
PART II.   OTHER INFORMATION
Item 1.    Legal Proceedings                                                                                19
Item 2.    Changes in Securities and Use of Proceeds                                                        19
Item 3.    Defaults Upon Senior Securities                                                                  19
Item 4.    Submission of Matters to a Vote of Security Holders                                              19
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

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

                           HIGHWOODS PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               SEPTEMBER 30,
                                                                                    1997         DECEMBER 31, 1996
                                                                                (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements.....................................................     $  235,473         $   219,539
  Buildings and tenant improvements.........................................      1,452,381           1,152,990
  Development in process....................................................         59,071              28,858
  Land held for development.................................................         53,290              17,551
  Furniture, fixtures and equipment.........................................          3,010               2,096
                                                                                  1,803,225           1,421,034
  Less -- accumulated depreciation                                                  (72,319)            (43,160)
  Net real estate assets....................................................      1,730,906           1,377,874
Cash and cash equivalents...................................................        175,087              11,070
Restricted cash.............................................................          9,143               8,539
Accounts receivable.........................................................         11,831               9,039
Advances to subsidiaries....................................................          4,967               2,406
Accrued straight line rents receivable......................................         10,024               6,185
Other assets:
  Deferred leasing costs....................................................         16,750               9,601
  Deferred financing costs..................................................         21,940              21,789
  Prepaid expenses and other................................................         11,029               3,901
                                                                                     49,719              35,291
  Less -- accumulated amortization..........................................        (11,499)             (6,964)
                                                                                     38,220              28,327
                                                                                 $1,980,178         $ 1,443,440
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable.................................................     $  649,188         $   555,876
Accounts payable, accrued expenses and other liabilities....................         41,565              27,600
  Total liabilities.........................................................        690,753             583,476
Minority interest...........................................................        174,913              89,617
Stockholders' equity:
Preferred stock $.01 par value; 10,000,000 authorized
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference of $1,000 per share), 125,000 shares issued and
     outstanding at September 30, 1997......................................        125,000                  --
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share),
  6,900,000 shares issued and outstanding at September 30, 1997.............        172,500                  --
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 37,948,435 at September 30, 1997 and 35,636,155 at December
  31, 1996..................................................................            379                 356
Additional paid-in capital..................................................        839,912             780,562
Distributions in excess of net income.......................................        (23,279)            (10,571)
  Total stockholders' equity................................................      1,114,512             770,347
                                                                                 $1,980,178         $ 1,443,440

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       4

                           HIGHWOODS PROPERTIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                              1997         1996          1997         1996
REVENUE:
  Rental property.........................................   $61,768      $33,076      $177,246      $83,366
  Interest and other income...............................     1,887        3,253         5,968        4,400
                                                              63,655       36,329       183,214       87,766
OPERATING EXPENSES:
  Rental property.........................................    17,407        9,015        48,995       22,210
  Depreciation and amortization...........................    11,151        5,459        31,051       13,357
  Interest expense:
     Contractual..........................................    10,566        5,539        33,082       13,786
     Amortization of deferred financing costs.............       567          461         1,689        1,288
                                                              11,133        6,000        34,771       15,074
  General and administrative..............................     2,410        1,632         6,694        3,766
     Income before minority interest and extraordinary
       item...............................................    21,554       14,223        61,703       33,359
MINORITY INTEREST.........................................    (3,448)      (1,881)       (9,872)      (5,205)
  Income before extraordinary item........................    18,106       12,342        51,831       28,154
EXTRAORDINARY ITEM -- LOSS ON EARLY EXTINGUISHMENT OF
  DEBT....................................................    (1,328)      (2,140)       (4,665)      (2,140)
  Net income..............................................    16,778       10,202        47,166      $26,014
Preferred Dividends.......................................    (2,870)          --        (6,972)          --
  Net income available for common stockholders............   $13,908      $10,202      $ 40,194      $26,014
NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item........................   $  0.42      $  0.39      $   1.25      $  1.19
  Extraordinary item -- loss on early extinguishment of
     debt.................................................   $ (0.04)     $ (0.07)     $  (0.13)     $ (0.09)
  Net income..............................................   $  0.38      $  0.32      $   1.12      $  1.10
Weighted average shares outstanding.......................    36,582       31,763        35,777       23,730

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       5

                           HIGHWOODS PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1997              1996
OPERATING ACTIVITIES:
Net income.....................................................................     $   47,166         $  26,014
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization................................................         32,520            14,645
  Minority interest in income..................................................          8,979             4,858
  Loss on early extinguishment of debt.........................................          5,534             2,432
  Changes in operating assets and
     liabilities...............................................................          2,338               (59)
     Net cash provided by operating
       activities..............................................................         96,537            47,890
INVESTING ACTIVITIES:
Additions to real estate assets................................................       (149,458)         (113,250)
Proceeds from disposition of real estate assets................................             --               900
Cash from contributed net assets...............................................             --            20,711
Cash paid in exchange for partnership net assets...............................         (5,314)         (322,276)
Other..........................................................................        (15,005)           (2,755)
     Net cash used in investing activities.....................................       (169,777)         (416,670)
FINANCING ACTIVITIES:
Distributions paid.............................................................        (57,770)          (37,938)
Payment of preferred dividends.................................................         (5,959)               --
Repayment of mortgages and notes payable.......................................       (223,388)         (184,858)
Payment of prepayment penalties................................................         (5,534)           (1,184)
Borrowings on mortgages and notes
  payable......................................................................        183,000           307,500
Net proceeds from the sale of common
  stock........................................................................         58,463           298,804
Net proceeds from sale of 8 5/8% Series A Cumulative Redeemable Preferred
  Shares.......................................................................        121,804                --
Net proceeds from sale of 8% Series B Cumulative Redeemable Preferred Shares...        167,066                --
Payment of deferred financing costs............................................           (425)           (1,077)
     Net cash provided by financing activities.................................        237,257           381,247
Net increase in cash and cash equivalents......................................        164,017            12,467
Cash and cash equivalents at beginning of the
  period.......................................................................         11,070             6,838
Cash and cash equivalents at end
  of the period................................................................     $  175,087         $  19,305
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest.........................................................     $    7,763         $  12,816

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       6

                           HIGHWOODS PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     The following summarizes the net assets contributed by the unit holders of the Highwoods/Forsyth Limited Partnership (the "Operating Partnership") or acquired subject to mortgage notes payable:

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                              1997        1996
ASSETS:
Rental property and equipment, net.......................................................   $226,051    $614,329
Restricted cash..........................................................................         --      11,476
Deferred financing costs, net............................................................         --       3,871
Accounts receivable and other............................................................         --       1,653
  Total assets...........................................................................   $226,051    $631,329
LIABILITIES:
Mortgages and notes payable assumed......................................................   $133,736    $292,356
Accounts payable, accrued expenses and other liabilities.................................         --      19,142
  Total liabilities......................................................................   $133,736    $311,498
     Net assets..........................................................................   $ 92,315    $319,831

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       7

                           HIGHWOODS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)
1. BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company"), Highwoods/Forsyth Limited Partnership (the "Operating Partnership") and the following subsidiaries:
Highwoods/Florida GP Corp.
Highwoods Realty GP Corp.
Highwoods/Tennessee Properties, Inc.
Highwoods/Florida Holdings GP, L.P.
AP-GP Southeast Portfolio Partners, L.P.
Highwoods/Tennessee Holdings GP, L.P.
Highwoods/Tennessee Holdings, L.P.
AP Southeast Portfolio Partners, L.P.
Highwoods/Florida Holdings, L.P.
Highwoods Services, Inc.
Southeast Realty Options Corp.
     The Company's investment in Highwoods Services, Inc. (the "Service Company") is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.
     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt.
     The Company has elected and expects to continue to qualify as a real estate investment trust ("REIT") under Section 856 through 860 of the Internal Revenue Code of 1986, as amended.
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not material.
     Minority interest in the Company represents the limited partnership interests ("Common Units") owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents).
     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been made. For further information, refer to the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.
                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of Highwoods Properties, Inc.
RESULTS OF OPERATIONS
  THREE MONTHS ENDED SEPTEMBER 30, 1997
     Revenues from rental operations increased $28.7 million, or 87%, from $33.1 million for the three months ended September 30, 1996 to $61.8 million for the comparable period in 1997. The increase is primarily a result of the acquisition of 6.4 million square feet of office and industrial properties and the completion of 763,000 square feet of development activity during latter part of the third quarter and the fourth quarter of 1996 and the addition of 3.2 million square feet in the first quarter of 1997 from the acquisition of the Anderson Properties and Century Center portfolios. The Company's portfolio increased from
16.7 million square feet at September 30, 1996 to 21.9 million square feet at September 30, 1997. Same property revenues, which are the revenues of the 204 in-service properties owned on July 1, 1996, increased 3% for the three months ended September 30, 1997, compared to the same three months of 1996.
     During the three months ended September 30, 1997, 175 leases representing 737,000 square feet of office and industrial space commenced at an average rate per square foot which was 8.2% higher than the average rate per square foot on the expired leases.
     Interest and other income decreased $1.4 million from $3.3 million for the three months ended September 30, 1996 to $1.9 million for the comparable period in 1997. The prior year amount was abnormally high as a result of the $299 million in cash available for investment raised from the sale of 11.8 million shares of Common Stock.
     Rental operating expenses increased $8.4 million, or 93%, from $9.0 million for the three months ended September 30, 1996 to $17.4 million for the comparable period in 1997. The increase is a result of the addition of 10.2 million square feet through a combination of acquisitions and developments during the latter part of the third quarter and the fourth quarter of 1996 and the first two quarters of 1997. Rental operating expenses as a percentage of related revenues increased from 27.3% for the three months ended September 30, 1996 to 28.2% for the comparable period in 1997. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.
     Depreciation and amortization for the three months ended September 30, 1997 and 1996 was $11.2 million and $5.5 million, respectively. The increase of $5.7 million, or 104%, is due to an increase in depreciable assets over the prior year. The $541 million acquisition of Crocker Realty Trust, which closed at the end of the third quarter of 1996, had very little impact on the depreciation expense in the prior year. Interest expense increased $5.1 million, or 85%, from $6.0 million for the three months ended September 30, 1996 to $11.1 million for the comparable period in 1997. The increase is attributable to the increase in the outstanding debt for the entire quarter. The closing of the Crocker acquisition at the end of the third quarter of 1996 had very little impact on the interest expense in the prior year. Interest expense for the three months ended September 30, 1997 and 1996 included $567,000 and $461,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate protection agreements. General and administrative expenses decreased from 4.9% of rental revenue for the three months ended September 30, 1996 to 3.9% for the comparable period in 1997. The decrease is attributable to the realization of the economies of scale related to the acquisition of the 5.7 million-square foot Crocker portfolio, which was completed in September 1996.
     Net income before minority interest and extraordinary item equaled $21.6 million and $14.2 million for the three-month periods ended September 30, 1997 and 1996, respectively. The Company's net income allocated to minority interest totaled $3.4 million and $1.9 million for the three-month periods ended September 30, 1997 and 1996, respectively. The Company accrued $2.9 million in dividends in the third quarter of 1997 for the 125,000 shares of preferred stock that the Company issued in February and September 1997 (see " -- Liquidity and Capital Resources" below).
                                       9

  NINE MONTHS ENDED SEPTEMBER 30, 1997
     Revenue from rental operations increased $93.8 million or 112%, from $83.4 million for the nine months of 1996 to $177.2 million for the nine months of 1997. The increase is a result of the Company's acquisition and development activity in 1996 and 1997. In total, 103 office and industrial properties encompassing 8.2 million square feet were added in 1996 and 77 properties encompassing 4.8 million square feet were added in the first nine months of 1997.
     During the nine months ended September 30, 1997, 547 leases representing 3,253,000 square feet of office and industrial space commenced at an average rate per square foot 7.4% higher than the average rate per square foot on the expired leases.
     Interest and other income increased $1.6 million from $4.4 million in 1996 to $6.0 million in 1997. The increase is related to the receipt of $1.6 million in lease termination fees and other miscellaneous property income in the first nine months of 1997 and a full nine months of third-party management fees derived from the management contracts assumed in the merger with Eakin & Smith, Inc. on April 1, 1996.
     Rental operating expenses increased $26.8 million, or 121%, from $22.2 million in 1996 to $49.0 million in 1997. Rental expenses as a percentage of related rental revenues increased from 26.6% in 1996 to 27.6% in 1997. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.
     Depreciation and amortization for the nine months ended September 30, 1997, and 1996 was $31.1 million and $13.4 million, respectively. The increase of $17.7 million, or 132%, is attributable to an increase in depreciable assets over the prior year. The $541 million acquisition of Crocker Realty Trust, which closed at the end of the third quarter of 1996, had very little impact on the depreciation expenses in 1996. Interest expense increased $19.7 million or 130%, from $15.1 million in 1996 to $34.8 million in 1997. The increase is attributable to the large increase in the outstanding debt for the entire nine-month period. The closing of the Crocker acquisition at the end of the third quarter of 1996 had very little impact on the interest expense in the prior year. Interest expense for the nine months ended September 30, 1997, and 1996 included $1.7 million and $1.3 million, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Company's interest rate protection agreement. General and administrative expenses decreased from 4.5% of total rental revenue in 1996 to 3.8% in 1997. This decrease is attributable to the realization of the economies of scale related to the acquisition of the 5.7 million-square foot Crocker portfolio, which was completed in September 1996.
     Net income before minority interest and extraordinary item equaled $61.7 million and $33.4 million for the nine-month periods ended September 30, 1997, and 1996, respectively. The Operating Partnership's net income allocated to the minority interest totaled $9.9 million and $5.2 for 1997 and 1996, respectively. The Company incurred an extraordinary loss in the first quarter of 1997 of $4.7 million related to the early extinguishment of debt. The Company also recorded $7.0 million in preferred dividends for the nine months ended September 30, 1997.
LIQUIDITY AND CAPITAL RESOURCES
     For the nine months ended September 30, 1997, cash provided by operating activities increased by $48.6 million, or 101%, to $96.5 million, as compared to $47.9 million for the same period in 1996. The increase is primarily due to the increase in net income resulting from the Company's property acquisitions in 1996 and 1997. Cash used for investing activities decreased by $246.9 million, or 59%, to $169.8 million for the first nine months of 1997, as compared to $416.7 million for the same 1996 period. The decrease is attributable to the Company's $547 million acquisition of Crocker Realty Trust in the prior year. Cash provided by financing activities decreased by $143.9, or 38%, to $237.3 million for the first nine months of 1997, as compared to $381.2 million for the same period in 1996. During the first nine months of 1997, cash provided by financing activities consisted, primarily, of $288.9 million in net proceeds from the sale of preferred stock and the sale of $100 million of Exercisable Put Option Securities (see below), which were offset by net payments of $118.4 million to reduce existing indebtedness and $105 million to pay off the assumed indebtedness associated with the acquisition of the Century Center and Anderson Properties portfolios. Additionally, payments of distributions increased by $19.9 million to $57.8 million for the first nine
                                       10
months of 1997, as compared with $37.9 million for the same period in 1996. The increase is due to the greater number of shares outstanding and a 7% increase in the distribution rate.
     On February 12, 1997, the Company issued 125,000 shares of 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") for net proceeds of $121.8 million. The Series A Preferred Shares have a liquidation preference of $1,000 per share, are not redeemable prior to February 2027, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
     Effective May 27, 1997, the Company's syndicate of lenders lowered the interest rate to 100 basis points over LIBOR (from the previous rate of 135 basis points over LIBOR) on the Company's $280 million revolving loan.
     On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option Securities ("X-POSSM"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011 issued by the Operating Partnership (the "Put Option Notes"). The X-POSSM bear a coupon interest rate of 7.19% and mature on June 15, 2004, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004.
      On August 28, 1997, the Company entered into two
transactions with affiliates of Union Bank of Switzerland. In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998 is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option.
     On September 25, 1997 the Company issued 6.9 million shares of 8%
Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") for net proceeds of $167 million. The Series B Preferred Shares have a liquidation preference of $25 per share, are not redeemable prior to September 2002, are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
     The Company's total indebtedness at September 30, 1997, totaled $649.2 million and was comprised of $258.4 million of secured indebtedness with an average rate of 8.1% and $390.8 million of unsecured indebtedness with an average rate of 6.9%. All of the mortgage and notes payable outstanding at September 30, 1997 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements.
     Based on the Company's total market capitalization of $2.5 billion at September 30, 1997, (at the September 30, 1997 stock price of $35.38 and assuming the redemption for shares of Common Stock of the 7,084,000 Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 26% of its total market capitalization.
     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates (one-month LIBOR plus 100 basis points) to 7.25% with respect to $80 million of the Company's $280 million unsecured revolving loan (the "Revolving Loan"), under which the Company had $59 million outstanding at September 30, 1997, and (ii) entered into interest rate swaps that limit its exposure to an increase in the interest rates to 7.15% in connection with the $22 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. No payments were received from the counterparties under the interest rate protection agreements for the three months ended September 30, 1997 and 1996. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under the Revolving Loan and the variable rate mortgages, even if such rate were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow.
     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Revolving Loan. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company and Operating Partnership. In addition, the Company anticipates utilizing the Revolving Loan primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loan upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.
     In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (ii) scheduled increases in base rents of existing leases; (iii) changes in rents attributable to the renewal of existing leases or replacement leases; (iv) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (v) operating expenses and capital replacement needs.
RECENT DEVELOPMENTS
     OCTOBER 1997 OFFERING. On October 1, 1997, the Company sold 7,500,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $249 million. The underwriters exercised a portion of their over-allotment option for 1,000,000 shares of Common Stock on October 6, 1997, raising additional net proceeds of $33.2 million.
     ACP TRANSACTION. On October 1 and October 7, 1997, the Company closed substantially all of its previously announced business combination with Associated Capital Properties, Inc. ("ACP") and related portfolio acquistion (the "ACP Transaction"). The ACP Transaction includes the acquisition of a portfolio of 84 office properties encompassing 6.5 million rentable square feet (the "ACP Properties") and approximately 50 acres of land for development in six markets in Florida.
     The ACP Properties were 89% leased as of September 30, 1997. The ACP Properties include 82 office properties (78 of which are suburban) in Florida's four major markets, Orlando, Tampa, Jacksonville and South Florida, one 245,000-square foot suburban office property in Tallahassee and one 51,831-square foot office property in Ft. Myers. The ACP Properties include seven properties that ACP had under contract to purchase.
     Under the terms of the agreements relating to the ACP Transaction, the Company merged with Associated Capital Properties, Inc. and acquired the ownership interest in the entities that own the ACP Properties for an aggregate purchase price of $617 million. The cost of the ACP Transaction consists of the issuance of
                                       12

2,955,110 Common Units (valued at $32.50 per Common Unit), the assumption of $481 million of mortgage debt ($391 million of which has been paid off by the Company), the issuance of 117,265 shares of Common Stock (valued at $32.50 per share), a captial expenditure reserve of $11 million and a cash payment of $25 million. Also in connection with the ACP Transaction, the Company issued to certain affiliates of ACP warrants to purchase 1,479,290 shares of the Common Stock at $32.50 per share exercisable after October 1, 2002.
FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS
     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of its operating performance because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate its ability to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operations as defined by GAAP, and FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements and distributions to stockholders. FFO does not represent cash flows from operating, investing or financing activities as defined by GAAP. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below.
     FFO is defined as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.
                                       13

     Funds from operations and cash available for distribution for the three and nine months ended September 30, 1997 and 1996 are summarized in the following table (in thousands):

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                        1997       1996       1997       1996
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item..............   $21,554    $14,223    $61,703    $33,359
Add (deduct):
  Dividends to preferred shareholders...............................    (2,870)        --     (6,972)        --
  Depreciation and amortization.....................................    11,151      5,459     31,051     13,357
  Minority interest in Crocker's depreciation.......................        --       (117)        --       (117)
  Third-party service company cash flow.............................        --         75         --        330
     FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST.................    29,835     19,640     85,782     46,929
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents............................    (1,347)      (837)    (3,822)    (1,752)
  Amortization of deferred financing costs..........................       567        461      1,689      1,288
  Non-incremental revenue generating capital expenditures (1):
     Building improvements paid.....................................      (933)      (818)    (2,941)    (2,018)
     Second generation tenant improvements paid.....................    (2,063)      (864)    (5,510)    (2,172)
     Second generation lease commissions paid.......................    (1,201)      (477)    (3,535)    (1,056)
       CASH AVAILABLE FOR DISTRIBUTION..............................   $24,858    $17,105    $71,663    $41,219
Weighted average shares/Common Units outstanding (2)................    43,550     35,895     42,686     27,748
DIVIDEND PAYOUT RATIO:
  Funds from operations.............................................      74.4%      87.7%      73.1%      81.6%
  Cash available for distribution...................................      89.3%     100.7%      87.6%      92.9%

(1) Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.
     On November 4, 1997, the Company's Board of Directors declared a dividend of $.51 per share ($2.04 on an annualized basis) payable on November 21, 1997 to stockholders of record on November 14, 1997.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
                                       14

PROPERTY INFORMATION
     The following table sets forth certain information with respect to the Company's properties as of September 30, 1997:

                                                                         RENTABLE      NUMBER OF    PERCENT LEASED/
                                                                        SQUARE FEET    PROPERTIES     PRE-LEASED
IN-SERVICE:
  Office.............................................................    15,022,000       230              94%
  Industrial.........................................................     6,882,000       139              92%
     Total...........................................................    21,904,000       369              94%
UNDER DEVELOPMENT:
  Office.............................................................     2,259,000        24              39%
  Industrial.........................................................       585,000         7               7%
     Total...........................................................     2,844,000        31              33%
TOTAL:
  Office.............................................................    17,281,000       254
  Industrial.........................................................     7,467,000       146
     Total...........................................................    24,748,000       400

     The following table sets forth certain information with respect to the Company's properties under development as of September 30, 1997:

                                                                                  COST AT  PRE-LEASING  ESTIMATED
             NAME                   LOCATION       SQUARE FOOTAGE  BUDGETED COST  9/30/97  PERCENTAGE*   COMPLETION
OFFICE:
Ridgefield III                  Asheville                57,000      $   5,485    $   876         0%       2Q98
2400 Century Center             Atlanta                 135,000         16,180      1,239         0        2Q98
10 Glenlake                     Atlanta                 254,000         35,135      2,589         0        4Q98
Patewood VI                     Greenville              107,000         11,360      2,716         0        2Q98
Colonnade                       Memphis                  89,000          9,400      3,213        63        2Q98
Southwind III                   Memphis                  69,000          6,970      3,888       100        4Q97
Southwind C                     Memphis                  74,000          7,657      1,354        34        4Q98
Harpeth V                       Nashville                65,000          6,900      1,712        27        1Q98
Lakeview Ridge II               Nashville                61,000          6,000      1,573        35        1Q98
Southpointe                     Nashville               104,000         10,878      2,381         0        2Q98
Air Park Center One             Piedmont Triad           95,000          9,450         --         0        3Q98
R F Micro Devices               Piedmont Triad           49,000          8,420      6,658       100        4Q97
RMIC                            Piedmont Triad           90,000          7,650      2,281       100        2Q98
Clintrials                      Research Triangle       178,000         21,490      7,214       100        2Q98
Situs II                        Research Triangle        59,000          5,857        860         0        2Q98
Highwoods Centre                Research Triangle        76,000          8,327        189         0        3Q98
Overlook                        Research Triangle        97,000         10,307        522         0        4Q98
Red Oak                         Research Triangle        65,000          6,394        513         0        3Q98
Rexwoods V                      Research Triangle        60,000          7,444      3,281        30        4Q97
Markel-American                 Richmond                106,000         10,650      1,732        48        2Q98
Highwoods V                     Richmond                 67,000          6,620      1,096       100        2Q98
Grove Park                      Richmond                 61,000          5,930      3,445        10        4Q97
Intermedia (Sabal) Phase I      Tampa                   121,000         12,500        532       100        4Q98
Intermedia (Sabal) Phase II     Tampa                   120,000         13,000        532       100        1Q00
  TOTAL OR WEIGHTED AVERAGE                           2,259,000      $ 250,004    $50,396        39%
INDUSTRIAL:
Chastain II & III               Atlanta                 122,000      $   4,360    $ 1,179         0%       3Q98
Newpoint                        Atlanta                 119,000          4,660      3,038         0        4Q97
Tradeport 1                     Atlanta                  87,000          3,070        785         0        1Q98
Tradeport 2                     Atlanta                  87,000          3,070        785         0        1Q98
Airport Center II               Richmond                 70,000          3,197        997         0        4Q97
Air Park South                  Piedmont Triad          100,000          2,929        273        40        1Q98
  TOTAL OR WEIGHTED AVERAGE                              585,00      $  21,286    $ 7,057         7%
Total or Weighted Average                             2,844,000      $ 271,290    $57,453        33%
TOTALS BY ESTIMATED COMPLETION
  DATE
  Fourth Quarter 1997                                   428,000      $  36,621    $21,307        33%
  First Quarter 1998                                    400,000         21,969      5,128        20
  Second Quarter 1998                                   992,000        105,570     23,608        45
  Third Quarter 1998                                    358,000         28,531      1,881         0
  Fourth Quarter 1998                                   546,000         65,599      4,997        27
  First Quarter 2000                                    120,000         13,000        532       100
  Total or Weighted Average                           2,844,000      $ 271,290    $57,453        33%

*Includes letters of intent
                                       16

     The following tables set forth certain information about the Company's leasing activities for the three and nine months ended September 30, 1997.

                                                                 OFFICE                          INDUSTRIAL
                                                     THREE MONTHS      NINE MONTHS     THREE MONTHS      NINE MONTHS
                                                         ENDED            ENDED            ENDED            ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1997             1997             1997             1997
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)                  111              362              64               185
Rentable square footage leased                            374,084        1,759,244         363,408         1,493,806
Average per rentable square foot over the lease
  term:
  Base rent                                           $     16.20      $     16.10       $    7.13       $      5.69
  Tenant improvements                                       (1.21)           (1.02)          (0.35)            (0.24)
  Leasing commissions                                       (0.35)           (0.43)          (0.17)            (0.15)
  Rent concessions                                          (0.01)           (0.01)          (0.02)            (0.01)
  EFFECTIVE RENT                                      $     14.63      $     14.64       $    6.59       $      5.29
  Expense stop                                              (3.87)           (3.88)          (0.25)            (0.25)
  EQUIVALENT EFFECTIVE NET RENT                       $     10.76      $     10.76       $    6.34       $      5.04
Average term in years                                           4                4               4                 4
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed leases         $ 1,779,700      $ 7,656,511       $ 454,630       $ 1,297,867
  Rentable square feet                                    374,084        1,759,244         363,408         1,493,806
  Per rentable square foot                            $      4.76      $      4.35       $    1.25       $      0.87
LEASING COMMISSIONS:
  Total dollars committed under signed leases         $   514,998      $ 3,207,468       $ 218,614       $   799,637
  Rentable square feet                                    374,084        1,759,244         363,408         1,493,806
  Per rentable square foot                            $      1.38      $      1.82       $    0.60       $      0.54
TOTAL:
  Total dollars committed under signed leases         $ 2,294,698      $10,863,979       $ 673,244       $ 2,097,504
  Rentable square feet                                    374,084        1,759,244         363,408         1,493,806
  Per rentable square foot                            $      6.13      $      6.18       $    1.85       $      1.40
RENTAL RATE TRENDS:
Average final rate with expense pass throughs         $     14.59      $     14.02       $    6.40       $      5.32
Average first year cash rental rate                   $     15.60      $     15.08       $    7.12       $      5.70
Percentage increase                                         6.92%            7.56%          11.25%             7.14%

     The following tables set forth scheduled lease expirations for executed leases as of September 30, 1997 assuming no tenant exercises renewal options. OFFICE PROPERTIES:

                                                                                                                    PERCENTAGE OF
                                      TOTAL            PERCENTAGE OF          ANNUAL RENTS      AVERAGE ANNUAL      LEASED RENTS
     YEAR OF                        RENTABLE       LEASED SQUARE FOOTAGE         UNDER            RENTAL RATE        REPRESENTED
      LEASE          NUMBER OF     SQUARE FEET        REPRESENTED BY            EXPIRING        FOR EXPIRATIONS      BY EXPIRING
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)             (1)              LEASES
Remainder of 1997        186           708,310                5.1%            $ 10,500,474          $ 14.82                5.0%
       1998              394         2,305,849               16.5               33,293,265            14.44               15.9
       1999              349         1,797,217               12.9               26,288,671            14.63               12.5
       2000              390         2,386,722               17.1               35,864,233            15.03               17.1
       2001              249         1,979,914               14.2               32,126,909            16.23               15.3
       2002              231         1,950,155               14.0               29,435,111            15.09               14.1
       2003               50           865,786                6.2               13,133,524            15.17                6.3
       2004               29           427,591                3.1                7,060,436            16.51                3.4
       2005               15           443,083                3.2                4,919,220            11.10                2.3
       2006               13           550,512                3.9                7,523,576            13.67                3.6
      2007+               21           527,438                3.8                9,341,217            17.71                4.5
 Total or average      1,927        13,942,577              100.0%            $209,486,636          $ 15.02              100.0%

INDUSTRIAL PROPERTIES:

                                                                                                                    PERCENTAGE OF
                                      TOTAL            PERCENTAGE OF                            AVERAGE ANNUAL      LEASED RENTS
                                    RENTABLE       LEASED SQUARE FOOTAGE      ANNUAL RENTS        RENTAL RATE        REPRESENTED
  YEAR OF LEASE      NUMBER OF     SQUARE FEET        REPRESENTED BY         UNDER EXPIRING     FOR EXPIRATIONS      BY EXPIRING
    EXPIRATION        LEASES        EXPIRING          EXPIRING LEASES          LEASES (1)             (1)              LEASES
Remainder of 1997         98           769,178               12.2%            $  4,011,513           $5.22                11.9%
       1998              159         1,109,965               17.6                6,514,773            5.87                19.3
       1999              139         1,370,792               21.6                7,022,542            5.12                21.0
       2000              112         1,130,115               17.9                6,739,991            5.96                20.0
       2001               55           579,958                9.2                3,434,202            5.92                10.2
       2002               37           853,426               13.5                3,587,685            4.20                10.7
       2003                5            72,526                1.1                  595,661            8.21                 1.8
       2004                5           104,369                1.7                  520,335            4.99                 1.5
       2005                5            38,532                0.6                  319,660            8.30                 0.9
       2006                2           196,600                3.1                  882,636            4.49                 2.6
      2007+                1            95,545                1.5                   44,428            0.00                 0.1
 Total or average        618         6,321,006              100.0%            $ 33,673,426           $5.33               100.0%

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.
INFLATION
     Historically inflation has not had a significant impact on the Company's operations because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable the Company to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.
                                       18

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings -- None
Item 2.   Changes in Securities and Use of Proceeds --

     On August 17, 1997, the Company sold 1.8 million shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. A placement fee of 2% of the gross proceeds of the offering was paid to UBS-Securities. The shares were issued in reliance on exemptions from registration, including the exemption under Rule 506 of the Securities Act of 1933, as amended (the "Securities Act"). The offering was conducted privately and involved only one buyer, which was an "accredited investor" as defined under Rule 501 under the Securities Act. In addition, the Company exercised reasonable care to assure that the purchaser of the shares was not an underwriter under the Securites Act.

Item 3.   Defaults Upon Senior Securities -- None
Item 4.   Submission of Matters to a Vote of Security Holders -- None
Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits


EXHIBIT NO.   DESCRIPTION
     2        Master Agreement of Merger and Acquisition by and among the Company, the Operating Partnership,
              Associated Capital Properties, Inc. and its shareholders dated August 27, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 1997)
     3        Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Current
              Report on Form 8-K dated September 25, 1997)
    27        Financial Data Schedule

(b) Reports on Form 8-K
     The Company filed a report on Form 8-K, dated August 27, 1997, reporting under item 5 of the Form that it had entered into an agreement to merge with Associated Capital Properties, Inc. and acquire a related property portfolio. The report included audited financial statements of Associated Capital Properties, Inc. for the year ended December 31, 1996 and of the 1997 Pending Acquisitions for the year ended December 31, 1996.
     The Company filed a report on Form 8-K dated September 18, 1997, reporting under item 5 of the Form that it had retained Alston & Bird LLP as its securites counsel and filing certain legal opinions in connection with its shelf registration statement on Form S-3, file no. 333-31183.
     The Company filed a report on Form 8-K, dated September 25, 1997, reporting under Item 5 of the Form the closing of its offering of the 8% Series B Cumulative Redeemable Preferred Shares.
                                       19

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          HIGHWOODS PROPERTIES, INC.
                                          /s/         RONALD P. GIBSON
                                                     RONALD P. GIBSON
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          /s/         CARMAN J. LIUZZO
                                                     CARMAN J. LIUZZO
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL ACCOUNTING OFFICER)
Date: November 14, 1997
                                       20

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
     2        Master Agreement of Merger and Acquisition by and among the Company, the Operating Partnership,
              Associated Capital Properties, Inc. and its shareholders dated August 27, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 1997)
     3        Amended and Restated Articles of Incorporation (incorporated by reference to the Company's Current
              Report on Form 8-K dated September 25, 1997)
    27        Financial Data Schedule