Form 10-K
period 1997-12-31
HIGHWOODS PROPERTIES INC
filed 1998-03-31
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
     For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:



                                                            Name of Each Exchange on
                   Title of Each Class                          Which Registered
--------------------------------------------------------   -------------------------
    Common stock, $.01 par value                           New York Stock Exchange
    8% Series B Cumulative Redeemable Preferred Shares     New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 20, 1998 was $1,708,104,762. As of March 20, 1998, there were 50,604,018 shares of common stock, $.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 14, 1998 are incorporated by reference in Part III Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HIGHWOODS PROPERTIES, INC.


                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   24
  4.         Submission of Matters to a Vote of Security Holders .......................   24
    X.       Executive Officers of the Registrant ......................................   24
                  PART II
  5.         Market for Registrant's Common Stock and Related Stockholder Matters ......   25
  6.         Selected Financial Data ...................................................   26
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   28
  8.         Financial Statements and Supplementary Data ...............................   39
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   39
                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   39
 11.         Executive Compensation ....................................................   39
 12.         Security Ownership of Certain Beneficial Owners and Management ............   39
 13.         Certain Relationships and Related Transactions ............................   39
                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   40

                                     PART I

ITEM 1. BUSINESS

General

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, the Company has since evolved into one of the largest owners and operators of suburban office and industrial properties in the southeastern United States. As of December 31, 1997, the Company owned a portfolio of 481 in-service office and industrial properties (the "Properties") and owned 718 acres (and had agreed to purchase an additional 512 acres) of undeveloped land suitable for future development (the "Development Land"). An additional 32 properties (the "Development Projects"), which will encompass approximately 3.3 million square feet, were under development as of December 31, 1997. The Properties consist of 342 suburban office properties and 139 industrial properties (including 73 service centers) located in 19 markets in North Carolina, Florida, Tennessee, Georgia, Virginia, South Carolina, Maryland and Alabama.

     The Company conducts substantially all of its activities through, and substantially all of its properties are held directly or indirectly by, Highwoods/Forsyth Limited Partnership (the "Operating Partnership"). The Operating Partnership is controlled by the Company as its sole general partner and, as of March 20, 1998, the Company owned approximately 83% of the common partnership interests (the "Common Units") in the Operating Partnership. The remaining Common Units are owned by limited partners (including certain officers and directors of the Company). Each Common Unit may be redeemed by the holder thereof for the cash value of one share of common stock, $.01 par value, of the Company (the "Common Stock") or, at the Company's option, one share (subject to certain adjustments) of Common Stock. With each such exchange, the number of Common Units owned by the Company and, therefore, the Company's percentage interest in the Operating Partnership, will increase.

     In addition to owning the Properties, the Development Projects and the Development Land, the Company provides leasing, property management, real estate development, construction and miscellaneous tenant services for the Properties as well as for third parties. The Company conducts its third-party fee-based services through Highwoods Tennessee Properties, Inc., a wholly owned subsidiary of the Company, and Highwoods Services, Inc., a subsidiary of the Operating Partnership.

     The Company was formed in North Carolina in 1994. The Company's executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and its telephone number is (919) 872-4924. The Company also maintains regional offices in Winston-Salem and Charlotte, North Carolina; Richmond, Virginia; Baltimore, Maryland; Nashville and Memphis, Tennessee; Atlanta, Georgia; Tampa, Boca Raton, Tallahassee and Jacksonville, Florida; and South Florida.


Business Objectives and Strategy of the Company

     The Company seeks to maximize the total return to its stockholders (i) through contractual increases in rental rates from existing leases, (ii) by renewing or re-leasing space with expiring leases at higher effective rental rates, (iii) by increasing occupancy levels in properties, (iv) by acquiring new properties, (v) by developing new properties, including properties on the Development Land, and (vi) by providing a complete line of real estate services to the Company's tenants and to third parties. The Company believes that its in-house development, acquisition, construction management, leasing and management services allow it to respond to the many demands of its existing and potential tenant base, and enable it to provide its tenants cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of the Company's capabilities and resources provides it with market information not generally available and gives the Company increased access to development, acquisition and management opportunities. The Company believes that the operating efficiencies achieved through its fully integrated organization also provide a competitive advantage in setting its lease rates and pricing its other services.

     The Company's strategy has been to focus its real estate activities in markets where it believes its extensive local knowledge gives it a competitive advantage over other real estate developers and operators. As the Company has expanded into new markets, it has continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Also, in making its acquisitions, the Company has sought to employ those property-level managers who are experienced with the real estate operations and the local market relating to the acquired properties, resulting in approximately three-quarters of the portfolio currently being managed on a day-to-day basis by personnel that has had previous experience managing, leasing and/or developing those properties for which they are responsible.

     The Company seeks to acquire suburban office and industrial properties at prices below replacement cost that offer attractive returns, including acquisitions of underperforming, high-quality assets in situations offering opportunities for the Company to improve such assets' operating performance. In evaluating potential acquisition opportunities, the Company will continue to rely on the extensive experience of its management and its research capabilities in considering a number of factors, including: (i) the location of the property, (ii) the construction quality and condition of the property,
(iii) the occupancy and demand of properties of a similar type in the market and (iv) the ability of the property to generate returns at or above levels of expected growth. (See " -- Recent Developments" for a discussion of the Company's acquisition and development activities during 1997.) The Company also believes that the 1,230 acres of Development Land controlled as of December 31, 1997 should provide it with a competitive advantage in its future development activities.

     The Company may from time to time acquire properties from property owners through the exchange of Common Units in the Operating Partnership for the property owner's equity in the acquired property. As discussed above, each Common Unit received by these property owners is redeemable for cash from the Operating Partnership or, at the Company's option, one share of Common Stock. In connection with the transactions, the Company may also assume outstanding indebtedness associated with the acquired properties. The Company believes that this acquisition method may permit it to acquire properties at attractive prices from property owners wishing to enter into tax-deferred transactions. As of December 31, 1997, the Company had acquired 235 properties using the foregoing method since its inception, comprising 16.4 million rentable square feet.

     The Company is also committed to maintaining a capital structure that will allow it to grow through development and acquisition opportunities. As part of this commitment, the Company intends to operate with a ratio of debt to total market capitalization below 40%. At March 20, 1998, the ratio of debt to total market capitalization (based on a Common Stock price of $34.13 per share) was approximately 32%. The Company believes that this debt level improves its ability to borrow funds at attractive rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Recent Developments

     Merger and Acquisition Activity. The following table summarizes the mergers and acquisitions completed during the year ended December 31, 1997 (dollars in thousands):



                                                            Acquisition
                                                              Closing     Number of     Rentable      Initial
Property                               Location                Date      Properties   Square Feet       Cost
-------------------------------------  ------------------- ------------ ------------ ------------- -------------
Century Center                         Atlanta               02/01/97         21       1,437,000    $  128,100
Anderson Properties                    Atlanta               02/01/97         28       1,914,000        61,800
Patewood I & II                        Greenville            03/01/97          2         117,000        11,900
3600 Glenwood Avenue                   Research Triangle     03/01/97          1          78,000        11,000
400 North Business Park                Atlanta               05/01/97          3          86,000         7,200
Kennestone Corporate Center            Atlanta               05/01/97          5          82,000         5,400
Oxford Lakes Business Center           Atlanta               05/01/97          2         102,000         8,000
Bluegrass Place 1                      Atlanta               08/29/97          1          69,000         2,500
Bluegrass Place 2                      Atlanta               08/29/97          1          72,000         3,000
Centrum Building                       Memphis               09/03/97          1          71,000         6,600
Pinebrook                              Charlotte             09/23/97          1          61,000         5,600
1765 The Exchange                      Atlanta               10/01/97          1          90,000         7,200
NationsBank Plaza                      Greenville            10/01/97          1         196,000        10,200
Associated Capital Properties, Inc.    Florida               10/01/97         84       6,410,000       617,000
Riparius Development Corporation       Baltimore             12/23/97          5         364,000        42,000
Shelton Portfolio                      Piedmont Triad        11/17/97          8         499,000        48,000
Smith Portfolio                        Tampa                 10/17/97          3         217,000        17,900
Triad Crow Portfolio                   Atlanta               12/04/97          2         267,000        39,300
Riverside Plaza                        Norfolk               10/31/97          1          87,000         7,700
Zurn Building                          Tampa                 11/01/97          1          74,000         5,400
Avion Building                         South Florida         11/17/97          1          67,000         5,200
Gulf Atlantic                          South Florida         12/12/97          1         135,000        11,300
100 Winner's Circle                    Nashville             12/15/97          1          72,000         8,700
Doral Financial Plaza                  South Florida         12/22/97          1         222,000        17,300
                                                                                              --    ----------
                                                                             176      12,789,000    $1,088,300
                                                                             ===      ==========    ==========

     A significant portion of the Company's growth during 1997 resulted from its expansion in existing markets, including the ACP Transaction, the Century Center Transaction and the Anderson Transaction (each as defined herein). The Company also entered a new market, Baltimore, Maryland, as a result of the Riparius Transaction (as defined herein).

     Century Center Transaction. On January 9, 1997, the Company acquired the 17-building Century Center Office Park, four affiliated industrial properties and 20 acres of land for development located in suburban Atlanta, Georgia (the "Century Center Transaction"). The properties total 1.6 million rentable square feet and, as of December 31, 1997, were 99% leased. The cost of the Century Center Transaction was $55.6 million in Common Units (valued at $29.25 per Common Unit, the market value of a share of Common Stock as of the signing of a letter of intent for the Century Center Transaction), the assumption of $19.4 million of secured debt and a cash payment of $53.1 million. All Common Units issued in the transaction are subject to restrictions on transfer and redemption. Such restrictions are scheduled to expire over a three-year period in equal annual installments commencing one year from the date of issuance.

     Century Center Office Park is located on approximately 77 acres, of which approximately 61 acres are controlled under long-term fixed rental ground leases that expire in 2058. The rent under the leases is approximately $180,000 per year with scheduled 10% increases in 1999 and 2009. The leases do not contain a right to purchase the subject land.

     Anderson Transaction. On February 12, 1997, the Company acquired a portfolio of industrial, office and undeveloped properties in Atlanta from Anderson Properties, Inc. and affiliates (the "Anderson Transaction"). The Anderson Transaction involved 22 industrial properties and six office properties totaling 1.6 million rentable square feet, three industrial development projects totaling 402,000 square feet and 137 acres of land for development. The in-service properties were 94% leased as of December 31, 1997.


     The cost of the Anderson Transaction consisted of the issuance of $22.9 million of Common Units (valued at $29.25 per Common Unit, the market value of a share of Common Stock as of the signing of a letter of intent relating to the Anderson Transaction), the assumption of $7.8 million of mortgage debt and a cash payment of $37.7 million. The cash amount does not include $11.1 million paid to complete the three development projects. Approximately $5.5 million of the Common Units are Class B Common Units, which differ from other Common Units in that they are not eligible for cash distributions from the Operating Partnership. The Class B Common Units convert to regular Common Units in 25% annual installments commencing one year from the date of issuance. Prior to such conversion, such Common Units are not redeemable for cash or Common Stock. All other Common Units issued in the transaction are also subject to restrictions on transfer or redemption. Such lock-up restrictions expire over a three-year period in equal annual installments commencing one year from the date of issuance.

     ACP Transaction. In October of 1997, the Company completed an acquisition (the "ACP Transaction") of Associated Capital Properties, Inc. ("ACP") involving a portfolio of 84 office properties encompassing 6.4 million rentable square feet (the "ACP Properties") and approximately 50 acres of land for development with a build-out capacity of 1.9 million square feet in six markets in Florida. At December 31, 1997, the ACP Properties were approximately 92% leased to approximately 1,100 tenants including IBM, the State of Florida, Prudential, Price Waterhouse, AT&T, GTE, Prosource, Lockheed Martin, NationsBank and Accustaff. Seventy-nine of the ACP Properties are located in suburban submarkets, with the remaining properties located in the central business districts of Orlando, Jacksonville and West Palm Beach.

     The cost of the ACP Transaction was valued at $617 million and consisted of the issuance of 2,955,238 Common Units (valued at $32.50 per Common Unit), the assumption of approximately $481 million of mortgage debt ($391 million of which was paid off by the Company on the date of closing), the issuance of 117,617 shares of Common Stock (valued at $32.50 per share), a capital expense reserve of $11 million and a cash payment of approximately $24 million. All Common Units and Common Stock issued in the transaction are subject to restrictions on transfer or redemption that will expire over a three-year period. All lockup restrictions on the transfer of such Common Units or Common Stock issued to ACP and its affiliates expire in the event of a change of control of the Company or a material adverse change in the financial condition of the Company. Such restrictions also expire if James R. Heistand, the former president of ACP, is not appointed or elected as a director of the Company by October 7, 1998. Also in connection with the ACP Transaction, the Company issued to certain affiliates of ACP warrants to purchase 1,479,290 shares of the Common Stock at $32.50 per share, exercisable after October 1, 2002.

     Riparius Transaction. In closings on December 23, 1997 and January 8, 1998, the Company completed an acquisition of Riparius Development Corporation in Baltimore, Maryland involving a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years (the "Riparius Transaction"). As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Company has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

     Garcia Transaction. For a discussion of the Company's recent acquisition of substantially all of a property portfolio in Tampa, Florida (the "Garcia Transaction"), see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."


Pending Acquisitions

     For a discussion of the Company's proposed business combinations with J.C. Nichols Company, a publicly traded Kansas City real estate operator, and The Easton-Babcock Companies, a real estate owner and operator in Miami, Florida, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."


Development Activity

     The following table summarizes the 14 development projects placed in service during the year ended December 31, 1997 (dollars in thousands):


     Completed



                                                                  Date Placed      Number of       Rentable      Initial
Property                                   Location                in Service     Properties     Square Feet     Cost (1)
----------------------------------------   -------------------   -------------   ------------   -------------   ---------
Shockoe Alleghany Warehouse ............   Richmond                02/01/97            1           119,000      $19,300
NorthPark ..............................   Research Triangle       03/15/97            1            42,000        3,700
Centerpoint V ..........................   Columbia                04/11/97            1            20,000        1,700
Sycamore ...............................   Research Triangle       04/15/97            1            72,000        6,300
Chastain Place I .......................   Atlanta                 05/01/97            1           108,000        3,900
AirPark East-Simplex (Bldg. 6) .........   Piedmont Triad          05/02/97            1            13,000          800
Two Airpark East (Bldg. D) .............   Piedmont Triad          06/01/97            1            54,000        4,200
Airport Center I .......................   Richmond                08/01/97            1           142,000        6,300
Westshore III ..........................   Richmond                08/26/97            1            57,000        5,300
Highwoods Plaza II .....................   Nashville               09/02/97            1           102,000       10,400
The Richfood Building ..................   Richmond                09/05/97            1            76,000        7,300
R.F. Micro Devices .....................   Piedmond Triad          10/18/97            1            50,000        8,400
Highwoods Office Center At
  Southwind ............................   Memphis                 12/01/97            1            69,000        7,000
Grove Park .............................   Richmond                12/31/97            1            61,000        5,900
                                                                   --------            -           -------      -------
  Total ................................                                              14           985,000      $90,500
                                                                                      ==           =======      =======

----------
(1) Initial Cost includes estimated amounts required to complete the project including tenant improvement costs.

     The Company had 25 suburban office properties and seven industrial properties under development totaling 3.3 million square feet of office and industrial space at December 31, 1997. The following table summarizes these development projects as of December 31, 1997 (dollars in thousands):


     In process

                                                           Rentable    Estimated    Cost at   Pre-Leasing   Estimated
               Name                       Location       Square Feet     Costs     12/31/97   Percentage*   Completion
---------------------------------   ------------------- ------------- ----------- ---------- ------------- -----------
                                                                  (dollars in thousands)
Office Properties:
Ridgefield III                      Asheville                57,000    $  5,485    $ 1,638         --%        2Q98
2400 Century Center                 Atlanta                 135,000      16,195      6,527         --         2Q98
10 Glenlakes                        Atlanta                 254,000      35,135      3,360         --         4Q98
Automatic Data Processing           Baltimore               110,000      12,400      3,367        100         3Q98
Riparius Center at Owings Mills     Baltimore               125,000      13,800      2,393         --         2Q99
BB&T**                              Greenville               71,000       5,851         81        100         2Q98
Patewood VI                         Greenville              107,000      11,360      5,202         19         2Q98
Colonnade                           Memphis                  89,000       9,400      5,592         73         2Q98
Southwind C                         Memphis                  74,000       7,657      1,245         34         4Q98
Harpeth V                           Nashville                65,000       6,900      3,108         47         1Q98
Lakeview Ridge II                   Nashville                61,000       6,000      2,879         70         1Q98
Southpointe                         Nashville               104,000      10,878      4,254         26         2Q98
Concourse Center One                Piedmont Triad           86,000       8,415         --         --         1Q99
RMIC                                Piedmont Triad           90,000       7,650      3,971        100         2Q98
Clintrials                          Research Triangle       178,000      21,490     12,034        100         2Q98
Situs II                            Research Triangle        59,000       5,857      1,218         --         2Q98
Highwoods Centre                    Research Triangle        76,000       8,327        960         36         3Q98
Overlook                            Research Triangle        97,000      10,307      1,083         --         4Q98
Red Oak                             Research Triangle        65,000       6,394        568         --         3Q98
Rexwoods V                          Research Triangle        61,000       7,444      5,894         70         1Q98
Markel-American                     Richmond                106,000      10,650      5,226         52         2Q98
Highwoods V                         Richmond                 67,000       6,620      1,096        100         2Q98
Interstate Corporate Center**       Tampa                   309,000       8,600         40         23         4Q98
Intermedia (Sabal) Phase I          Tampa                   121,000      12,500      1,331        100         4Q98
Intermedia (Sabal) Phase II         Tampa                   121,000      13,000        662        100         1Q00
                                                            -------    --------    -------        ---
  Office Total or Weighted Average                          2,688,000    $268,315    $73,729         43%
                                                            =========    ========    =======        ===
Industrial Properties:
Chastain Place II & III             Atlanta                 122,000    $  4,686    $ 1,359         --%        3Q98
Newpoint                            Atlanta                 119,000       4,660      3,224         20         1Q98
Tradeport 1                         Atlanta                  87,000       3,070      1,608         --         1Q98
Tradeport 2                         Atlanta                  87,000       3,070      1,608         --         1Q98
Air Park South Warehouse I          Piedmont Triad          100,000       2,929        545         90         1Q98
Airport Center II                   Richmond                 70,000       3,197      2,732         54         1Q98
                                                          ---------    --------    -------        ---
  Industrial Total or Weighted Average                        585,000    $ 21,612    $11,076         26%
                                                            =========    ========    =======        ===
  Total or Weighted Average of
   all Development Projects                               3,273,000    $289,927    $84,805         40%
                                                          =========    ========    =======        ===
Summary By Estimated
  Completion Date:
  First Quarter 1998                                        650,000    $ 37,270    $21,598         41%
  Second Quarter 1998                                     1,063,000     111,436     46,839         54
  Third Quarter 1998                                        373,000      31,807      6,254         37
  Fourth Quarter 1998                                       855,000      74,199      7,059         25
  First Quarter 1999                                         86,000       8,415         --         --
  Second Quarter 1999                                       125,000      13,800      2,393         --
  First Quarter 2000                                        121,000      13,000        662        100
                                                          ---------    --------    -------        ---
                                                          3,273,000    $289,927    $84,805         40%
                                                          =========    ========    =======        ===

----------
* Includes letters of intent

** Redevelopment projects

Competition

     The Properties compete for tenants with similar properties located in the Company's markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. The Company also competes with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire properties.


Employees

     As of December 31, 1997, the Company employed 476 persons, as compared to 270 at December 31, 1996. The increase is primarily a result of the Company's expansion within its existing markets and into Baltimore, Maryland.

ITEM 2. PROPERTIES
General

     The following table sets forth certain information about the Properties at December 31, 1997:



                                                                                     Percent of
                                                                        Rentable       Total        Annualized       Percent of
                              Office       Industrial        Total       Square       Rentable        Rental      Total Annualized
                            Properties   Properties (1)   Properties      Feet      Square Feet    Revenue (2)     Rental Revenue
                           ------------ ---------------- ------------ ------------ ------------- --------------- -----------------
Research Triangle, NC.....       69              4             73      4,686,120        15.2%    $ 65,314,092           17.9%
Atlanta, GA ..............       39             31             70      4,824,831        15.5       44,200,033           12.2
Tampa, FL ................       42             --             42      2,904,587         9.5       41,772,977           11.4
Piedmont Triad, NC .......       34             79            113      4,738,992        15.3       36,779,925           10.0
South Florida ............       27             --             27      2,384,044         7.8       36,511,089           10.0
Nashville, TN ............       15              3             18      1,821,485         5.9       27,183,735            7.4
Orlando, FL ..............       30             --             30      1,990,148         6.5       23,756,539            6.5
Jacksonville, FL .........       16             --             16      1,465,139         4.8       17,367,432            4.7
Charlotte, NC ............       15             16             31      1,428,590         4.7       15,158,758            4.1
Richmond, VA .............       20              2             22      1,278,726         4.2       14,348,878            3.9
Greenville, SC ...........        8              2             10      1,001,641         3.3       11,051,150            3.0
Memphis, TN ..............        9             --              9        606,549         2.0       10,033,045            2.7
Baltimore, MD ............        5             --              5        364,434         1.2        7,837,121            2.1
Columbia, SC .............        7             --              7        423,738         1.4        5,553,603            1.5
Tallahassee, FL ..........        1             --              1        244,676         0.8        3,372,355            0.9
Norfolk, VA ..............        2              1              3        265,857         0.9        2,843,389            0.8
Birmingham, AL ...........        1             --              1        115,289         0.4        1,795,236            0.5
Asheville, NC ............        1              1              2        124,177         0.4        1,180,068            0.3
Ft. Myers, FL ............        1             --              1         51,831         0.2          509,720            0.1
                                 --             --            ---      ---------       -----     ------------          -----
    Total ................      342            139            481     30,720,854       100.0%    $366,569,145          100.0%
                                ===            ===            ===     ==========       =====     ============          =====


                                        Office Properties     Industrial Properties (1)     Total or Weighted Average
                                       -------------------   ---------------------------   --------------------------
Total Annualized Rental Revenue (2)        $331,936,875              $34,632,270                 $ 366,569,145
Total rentable square feet ...........     23,841,565                6,879,289                      30,720,854
Percent leased .......................             94%(3)                   93%(4)                          94%
Weighted average age (years) .........           12.2(5)                   11.4                           12.0

----------
(1) Includes 73 service center properties.

(2) Annualized Rental Revenue is December 1997 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

(3) Includes 47 single-tenant properties comprising 3.4 million rentable square feet and 378,000 rentable square feet leased but not occupied.

(4) Includes 24 single-tenant properties comprising 1.6 million rentable square feet and 27,000 rentable square feet leased but not occupied.

(5) Excludes the Comeau Building, which is a historical building constructed in 1926 and renovated in 1996.

     The following table sets forth certain information about the portfolio of in-service and development properties as of December 31, 1997 and 1996:



                                      December 31, 1997                            December 31, 1996
                         -------------------------------------------   ------------------------------------------
                            Number                         Percent        Number                        Percent
                              of           Rentable        Leased/          of           Rentable       Leased/
                          Properties     Square Feet     Pre-leased     Properties     Square Feet     Pre-leased
                         ------------   -------------   ------------   ------------   -------------   -----------
In-Service
  Office .............        342       23,842,000          94%             181       12,350,600          93%
  Industrial .........        139        6,879,000          93              111        5,104,600          90
                              ---       ----------          --              ---       ----------          --
   Total .............        481       30,721,000          94%             292       17,455,200          92%
                              ===       ==========          ==              ===       ==========          ==
Under Development
  Office .............         25        2,688,000          43%              12          825,000          52%
  Industrial .........          7          585,000          26                2          190,000          24
                              ---       ----------          --              ---       ----------          --
   Total .............         32        3,273,000          40%              14        1,015,000          46%
                              ===       ==========          ==              ===       ==========          ==
Total
  Office .............        367       26,530,000                          193       13,175,600
  Industrial .........        146        7,464,000                          113        5,294,600
                              ---       ----------                          ---       ----------
   Total .............        513       33,994,000                          306       18,470,200
                              ===       ==========                          ===       ==========

Tenants

     As of December 31, 1997, the Properties were leased to approximately 3,100 tenants, which engage in a wide variety of businesses. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1997:



                                                                                                Percent of Total
                                                             Number          Annualized            Annualized
Tenant                                                     of Leases     Rental Revenue (1)      Rental Revenue
-------------------------------------------------------   -----------   --------------------   -----------------
 1. IBM ...............................................        13            $13,546,185               3.7%
 2. Federal Government ................................        45             12,059,353               3.3
 3. AT&T ..............................................        16              6,985,351               1.9
 4. Bell South ........................................        45              6,340,084               1.7
 5. State of Florida ..................................        22              5,215,070               1.4
 6. GTE ...............................................         6              2,995,422               0.8
 7. NationsBank .......................................        21              2,953,191               0.8
 8. First Citizens Bank & Trust .......................         8              2,887,811               0.8
 9. Bluecross & Blue Shield of South Carolina .........        10              2,554,517               0.7
10. MCI ...............................................        10              2,458,637               0.7
11. Prudential ........................................        13              2,412,640               0.7
12. Jacobs-Sirrene Engineers, Inc. ....................         1              2,235,550               0.6
13. Price Waterhouse ..................................         3              2,047,953               0.6
14. US Airways ........................................         4              2,033,940               0.6
15. Alex Brown & Sons .................................         1              1,943,070               0.5
16. H.L.P. Health Plan of Florida .....................         2              1,913,005               0.5
17. The Martin Agency, Inc. ...........................         1              1,863,504               0.5
18. Northern Telecom Inc. .............................         2              1,849,118               0.5
19. BB&T ..............................................         4              1,845,501               0.5
20. Clintrials ........................................         4              1,812,206               0.5
                                                               --            -----------              ----
     Total ............................................       231            $77,952,108              21.3%
                                                              ===            ===========              ====

----------
(1) Annualized Rental Revenue is December 1997 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

     The following tables set forth certain information about the Company's leasing activities for the years ended December 31, 1997 and 1996.



                                                             1997                              1996
                                                -------------------------------   -------------------------------
                                                    Office         Industrial         Office         Industrial
                                                --------------   --------------   --------------   --------------
Net Effective Rents Related to Re-Leased
  Space:
Number of lease transactions (signed
  leases) ...................................            520              241              306              240
Rentable square footage leased ..............      2,531,393        1,958,539        1,158,563        2,302,151
Average per rentable square foot over the
  lease term:
  Base rent .................................    $    16.04        $    5.37        $   15.00        $    4.68
  Tenant improvements .......................         ( 1.06)           (0.22)          ( 0.93)           (0.15)
  Leasing commissions .......................         ( 0.39)           (0.13)          ( 0.31)           (0.10)
  Rent concessions ..........................         ( 0.01)           (0.01)              --               --
                                                 -----------       ----------       ----------       ----------
  Effective rent ............................    $    14.58        $    5.01        $   13.76        $    4.43
  Expense stop ..............................         ( 3.53)           (0.23)          ( 3.36)           (0.39)
                                                 -----------       ----------       ----------       ----------
  Equivalent effective net rent .............    $    11.05        $    4.78        $   10.40        $    4.04
                                                 ===========       ==========       ==========       ==========
Average term in years .......................              4                3                4                2
                                                 ===========       ==========       ==========       ==========
Rental Rate Trends:
Average final rate with expense pass
  throughs ..................................    $    13.78        $    5.08        $   13.64        $    4.41
Average first year cash rental rate .........    $    14.76        $    5.37        $   14.46        $    4.68
                                                 -----------       ----------       ----------       ----------
Percentage increase .........................           7.11%            5.71%            6.01%            6.12%
                                                 ===========       ==========       ==========       ==========
Capital Expenditures Related to
  Re-leased Space:
Tenant Improvements:
  Total dollars committed under signed
   leases ...................................    $11,443,099       $1,421,203       $4,496,523       $  685,880
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $     4.52        $    0.73        $    3.88        $    0.30
                                                 ===========       ==========       ==========       ==========
Leasing Commissions:
  Total dollars committed under signed
   leases ...................................    $ 4,247,280       $  890,280       $1,495,498       $  470,090
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $     1.68        $    0.45        $    1.29        $    0.20
                                                 ===========       ==========       ==========       ==========
Total:
  Total dollars committed under signed
   leases ...................................    $15,690,379       $2,311,483       $5,992,021       $1,155,970
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $     6.20        $    1.18        $    5.17        $    0.50
                                                 ===========       ==========       ==========       ==========

     The following tables set forth scheduled lease expirations for executed leases as of December 31, 1997, assuming no tenant exercises renewal options.


Office Properties:



                                                                                           Average         Percentage of
                                                                                            Annual         Leased Rents
                                 Total            Percentage of       Annual Rents       Rental Rate        Represented
   Year of                      Rentable      Leased Square Footage       Under           Per Square            by
    Lease       Number of     Square Feet         Represented by        Expiring           Foot for          Expiring
 Expiration       Leases        Expiring         Expiring Leases       Leases (1)      Expirations (1)        Leases
------------   -----------   -------------   ----------------------- --------------   -----------------   --------------
    1998            886       3,785,469                17.2%         $ 57,338,996         $  15.15              17.2%
    1999            627       3,144,551                14.3            47,330,017            15.05              14.3
    2000            684       3,532,083                16.0            54,111,857            15.32              16.3
    2001            413       3,077,007                13.9            47,164,815            15.33              14.2
    2002            410       3,131,735                14.2            47,142,775            15.05              14.2
    2003             86       1,227,155                 5.6            18,193,113            14.83               5.5
    2004             55         980,824                 4.4            16,840,214            17.17               5.1
    2005             39         817,786                 3.7            10,501,525            12.84               3.2
    2006             27         847,453                 3.8            11,936,405            14.09               3.6
    2007             18         535,012                 2.4             7,273,331            13.59               2.2
Thereafter           25         983,034                 4.5            14,103,828            14.35               4.2
                    ---       ---------               -----          ------------         --------             -----
  Total or
  average         3,270      22,062,109               100.0%         $331,936,876         $  15.05             100.0%
                  =====      ==========               =====          ============         ========             =====

Industrial Properties:



                                                                                            Average         Percentage of
                                                                                             Annual         Leased Rents
                                  Total            Percentage of       Annual Rents       Rental Rate        Represented
   Year of                       Rentable      Leased Square Footage       Under           Per Square            by
    Lease        Number of     Square Feet         Represented by        Expiring           Foot for          Expiring
  Expiration       Leases        Expiring         Expiring Leases       Leases (1)      Expirations (1)        Leases
-------------   -----------   -------------   ----------------------- --------------   -----------------   --------------
     1998           221       1,686,906                 26.2%         $ 9,247,354           $  5.48              26.7%
     1999           139       1,215,439                 19.0            6,500,284              5.35              18.8
     2000           123       1,223,412                 19.1            7,304,628              5.97              21.1
     2001            58         597,379                  9.3            3,523,569              5.90              10.2
     2002            54       1,159,283                 18.1            5,056,924              4.36              14.6
     2003             9          99,905                  1.6              760,152              7.61               2.2
     2004             5         104,369                  1.6              602,516              5.77               1.7
     2005             4          33,832                  0.5              289,380              8.55               0.8
     2006             2         196,600                  3.1              882,636              4.49               2.5
     2007            --              --                   --                   --                --                --
 Thereafter           1          95,545                  1.5              464,826              4.86               1.4
                    ---       ---------                -----          -----------           -------             -----
   Total or
   average          616       6,412,670                100.0%         $34,632,269           $  5.40             100.0%
                    ===       =========                =====          ===========           =======             =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Table of Properties

     The following table and the notes thereto set forth information regarding the Properties at December 31, 1997:



                                                               Percent
                                                             Occupied at          Tenants Leasing 25% or More
                           Building    Year     Rentable    December 31,           of Rentable Square Feet at
Property                   Type (1)   Built   Square Feet     1997(13)                 December 31, 1997
------------------------- ---------- ------- ------------- -------------- -------------------------------------------
Research Triangle, NC
-------------------------
Highwoods Office Center
 Amica                         O     1983         20,708         100%     Amica Mutual Insurance Co.
                                                                          Interface Technologies
 Arrowood                      O     1979         58,743         100      First Citizens Bank & Trust
 Aspen                         O     1980         36,796          87      Coopers & Lybrand
 Birchwood                     O     1983         12,748         100      Southlight, Inc., Donohoe Construction Co.
 Cedar East                    O     1981         40,552         100      Amerimark Building Products
 Cedar West                    O     1981         39,609         100      N/A
 Cottonwood                    O     1983         40,150         100      First Citizens Bank & Trust
 Cypress                       O     1980         39,003          90      GSA-Army Recruiters
 Dogwood                       O     1983         40,613         100      First Citizens Bank & Trust
 Global Software               O     1996         92,985         100      Global Software Inc.
 Hawthorn                      O     1987         63,797         100      Carolina Telephone & Telegraph
 Highwoods Tower               O     1991        185,446          98      Maupin, Taylor & Ellis
 Holly                         O     1984         20,186         100      Capital Associated Industries
 Ironwood                      O     1978         35,695          97      First Citizens Bank & Trust
 Kaiser                        O     1988         56,975         100      Kaiser Foundation Health
 Laurel                        O     1982         39,382         100      Ms. Terry Woods,
                                                                          First Citizens Bank & Trust
 Leatherwood                   O     1979         36,581          92      GAB Robins North America, Inc.
 Smoketree Tower               O     1984        150,341          98      N/A
Rexwoods Office Center
 2500 Blue Ridge               O     1982         61,594          97      Rex Hospital, Inc.
 Blue Ridge II                 O     1988         20,673         100      McGladrey & Pullen
 Rexwoods Center               O     1990         41,686         100      N/A
 Rexwoods II                   O     1993         20,845         100      Raleigh Neurology Clinic,
                                                                          Miller Building Corporation
 Rexwoods III                  O     1992         42,488         100      ARCADIS Geraghty & Miller, Inc.
 Rexwoods IV                   O     1995         42,331         100      N/A
Triangle Business Center
 Building 2A                   O     1984        102,400         100      Harris Semiconductor Corporation,
 Building 2B                   S     1984         32,000         100      Qualex Inc.
 Building 3                    O     1988        135,382         100      N/A
 Building 7                    O     1986        124,432          91      Broadband Technologies, Inc.
Progress Center
 Cape Fear                     O     1979         41,527         100      Intercardia, Inc.
 Catawba                       O     1980         40,578         100      GSA -- EPA
 Pamlico                       O     1980        104,773         100      Northern Telecom, Inc.
North Park
 4800 North Park               O     1985        168,016         100      IBM-PC Division
 4900 North Park               O     1984         32,339         100      N/A
 5000 North Park               O     1980         74,653          93      N/A
Creekstone Park
 Creekstone Crossing           O     1990         59,299         100      N/A
 Riverbirch                    O     1987         60,192         100      Quintiles, Inc.
 Sycamore                      O     1997         72,124          95      Northern Telecom Inc.
 Willow Oak                    O     1995         89,392         100      AT&T
Research Commons
 EPA Administration            O     1966         46,718         100      GSA-EPA
 EPA Annex                     O     1966        145,875         100      GSA-EPA
 4501 Building                 O     1985         56,566         100      Lockheed Martin
 4401 Building                 O     1987        117,436         100      Ericsson, GSA-NIH
 4301 Building                 O     1989         90,894         100      Glaxo Wellcome, Inc.
 4201 Building                 O     1991         83,481         100      GSA-EPA
Roxboro Road Portfolio
 Fairfield I                   O     1987         52,050          92      Reliance Insurance Company
 Fairfield II                  O     1989         59,954         100      Qualex, Inc.
 Qualex                        O     1985         67,000         100      Qualex, Inc.
 4101 Roxboro                  O     1984         56,000         100      Duke -- Cardiology
 4020 Roxboro                  O     1989         40,000         100      Duke -- Pediatrics
                                                                          Duke -- Cardiology

                                                                     Percent
                                                                   Occupied at         Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -----------------------------------------
Six Forks Center
 Six Forks Center I                  O     1982         33,867          98%     Centura Bank, NY Life Ins. Co.
 Six Forks Center II                 O     1983         55,678          93      N/A
 Six Forks Center III                O     1987         60,814         100      EDS
ONCC
 Phase I                             S     1981        101,129          75      N/A
 "W" Building                        O     1983         91,335          79      Closure Medical Corporation
 3645 Trust Drive                    O     1984         50,652          74      Customer Access Resources, Inc.
 5220 Green's Dairy Road             O     1984         29,720         100      N/A
 5200 Green's Dairy Road             O     1984         18,317          32      N/A
 5301 Departure Drive                S     1984         84,899         100      ABB Power T&D Co., Inc.,
                                                                                Cardiovascular Diagnostics, Inc.
Other Research Triangle
Properties
 4000 Aerial Center                  O     1992         25,330           0      N/A
 Colony Corporate Center             O     1985         52,183          79      Rust Environmental &
                                                                                Infrastructure, Fujitsu
 Concourse                           O     1986        131,834         100      ClinTrials
 Cotton Building                     O     1972         40,035         100      Cotton Inc., Associated
                                                                                Insurances Inc.
 Expressway One Warehouse            I     1990         59,600          54      Number One Supply Corporation
 3600 Glenwood Avenue (2)            O     1986         78,008         100      Poyner & Spruill
 Healthsource                        O     1996        180,000         100      Healthsource N.C.
 Holiday Inn                         O     1984         30,000         100      Holiday Hospitality Corporation
 Lake Plaza East                     O     1984         71,339          93      N/A
 MSA                                 O     1996         55,219         100      Management Systems Associates
 Phoenix                             O     1990         26,449          91      Computer Intelligence, Inc.
 North Park Building One             O     1997         42,255          38      Medpartners Acquisition
 Situs I                             O     1996         59,255          95      BellSouth
 South Square I                      O     1988         56,401         100      Blue Cross and Blue Shield of SC
 South Square II                     O     1989         58,793         100      Blue Cross and Blue Shield of NC,
                                                       -------         ---
                                                                                Duke University
Total or Weighted Average                            4,686,120          95%
                                                     =========         ===
Atlanta, GA
-------------------------------
Oakbrook
 Oakbrook I                          S     1981        106,662         100      N/A
 Oakbrook II                         O     1983        141,938         100      Assetcare, Inc.
 Oakbrook III                        S     1984        164,297         100      N/A
 Oakbrook IV                         O     1985         89,102         100      N/A
 Oakbrook V                          O     1985        204,338         100      N/A
 6348 Northeast Expressway           I     1978         49,023         100      Quick Ship Holding, Inc.
 6438 Northeast Expressway           I     1981         43,024         100      Leather Creations, Inc., Roos, Inc.
 Chattahoochee Avenue                I     1970         62,095          82      N/A
 Corporate Lakes Dist Center         I     1988        235,595          99      Motorola Energy Products
 Cosmopolitan North                  O     1980        120,967          90      Wells Fargo Armored Services Corporation
 Gwinnett Distribution               I     1991        316,668          98      N/A
   Center
 Lavista Business Park               I     1973        216,200          94      N/A
 Norcross I,II                       I     1970         64,010         100      Sun Mi Chun
 Oakbrook Summitt                    I     1981        234,232         100      N/A
 Southside Distribution              I     1988        191,200          73      Coca-Cola
   Center
 Steel Drive                         I     1975         57,188          93      Ballistic Studios
Century Center
 1700 Century Circle                 O     1972         69,368          95      N/A
 1800 Century Boulevard              O     1975        279,491         100      Bell South
 1875 Century Boulevard (3)          O     1976         96,069         100      GSA
 1900 Century Boulevard (3)          O     1971         80,026          96      N/A
 2200 Century Parkway (3)            O     1971        143,088         100      N/A
 2600 Century Parkway (3)            O     1973         96,287         100      MBNA Marketing Systems, Inc., GSA
 2635 Century Parkway (3)            O     1980        210,066          99      GSA
 2800 Century Parkway (3)            O     1983        220,873         100      AT&T
Other Atlanta Properties
 1035 Fred Drive                     I     1973        100,187         100      The Tenstar Corporation
 1077 Fred Drive                     I     1973        105,600         100      Advanced Distribution Systems,
                                                                                International Paper
 5125 Fulton Industrial Blvd.        I     1973        149,386         100      Martin Brower Co.
 Fulton Corporate Center             I     1973        101,000          87      N/A

                                                                     Percent
                                                                   Occupied at       Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,        of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)              December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -------------------------------------
 400 North Business Park             O     1985         85,756         100%     N/A
 Kennestone Corporate                O     1985         81,993         100      N/A
   Center
 Oxford Lakes Business               O     1985        102,446         100      Vanstar Corporation
   Center
 Chastain Place 1                    I     1997        108,000          50      Nailco Southeast, Inc.
 Bluegrass Place 1                   I     1995         69,000         100      Ebscaft, Inc.
 Bluegrass Place 2                   I     1996         72,000         100      Hansgrohe, Inc.
 1765 The Exchange                   O     1983         90,215          90      GA Waste Systems Inc.
 Two Point Royal                     O     1997        123,032          89      Hartford Fire Insurance Co., Textron
                                                                                Financial Corporation
 50 Glenlake                         O     1997        144,409          93      Hartford Fire Insurance Co
                                                       -------         ---
Total or Weighted Average                            4,824,831          96%
                                                     =========         ===
Tampa, FL
-------------------------------
Sabal Park
 Atrium                              O     1989        131,952         100      GTE Data Services, Inc.,
                                                                                Intermedia Communications
 Sabal Business Center VI            O     1988         99,136         100      Pharmacy Management
                                                                                Services, Inc.
 Progressive Insurance               O     1988         83,648         100      Progressive American
                                                                                Insurance Co.
 Sabal Business Center VII           O     1990         71,248         100      Beverly Enterprises, Inc.
 Sabal Business Center V             O     1988         60,578         100      Lebhar-Friedman Inc.
 Registry II                         O     1987         58,781          97      N/A
 Registry I                          O     1985         58,319          95      N/A
 Sabal Business Center IV (4)        O     1984         49,368         100      Phillips Educational Group of
                                                                                Central Florida, Inc.,
                                                                                TGC Home Health Care, Inc.
 Sabal Tech Center                   O     1989         48,220         100      Merck-Medco Managed Care
 Sabal Park Plaza                    O     1987         46,758         100      State of Florida Department
                                                                                of Revenue, ERM South, Inc.
 Sabal Lake Building                 O     1986         44,533         100      Warner Publisher Services,
                                                                                Inc.
 Sabal Business Center I             O     1982         39,866          85      N/A
 Sabal Business Center II            O     1984         32,736          64      Owen Ayres and Associates,
                                                                                Inc.
 Registry Square                     O     1988         26,568          91      Proctor & Redfern, Inc.
 Expo Building                       O     1981         25,600         100      Exposystems, Inc., Expodisplays
 Sabal Business Center III           O     1984         21,300         100      Progressive Insurance
Benjamin Center
 Benjamin Center #7                  O     1991         30,962         100      Basetec Office Systems, Inc.,
                                                                                Beers Construction
 Benjamin Center #9                  O     1989         38,405          79      First Image Management Co.
Tampa Bay Park
 Horizon (5)                         O     1980         92,073          91      IBM
 Lakeside (5)                        O     1978         91,545         100      American Portable Telecom
 Lakepointe I                        O     1986        229,524          98      IBM, Price Waterhouse
 Parkside (5)                        O     1979        102,046         100      IBM
 Pavillion (5)                       O     1982        144,166         100      IBM
 Spectrum                            O     1984        146,994         100      IBM
Other Tampa Properties
 Tower Place                         O     1988        181,179          96      N/A
 Day Care Center                     O     1986          8,000         100      Brookwood Academy Child Care
 5400 Gray Street                    O     1973          5,408         100      The Wackenhut Corporation
 Crossroads Office Center            O     1981         74,729          63      N/A
 Cypress West                        O     1985         64,977          82      Paradigm Communications, Inc.
 Feathersound II                     O     1986         79,972          98      N/A
 Fireman's Fund Building             O     1982         49,578          98      Fireman's Fund Insurance Co.,
                                                                                Pitney Bowes, Inc.
 Lakeside Technology Center          O     1984        146,663          94      NationsBank
 Grand Plaza                         O     1985        239,353          90      N/A
 Mariner Square                      O     1973         72,319          99      GSA
 Telecom Technology Center           O     1991        133,820         100      GTE
 Zurn Building                       O     1983         74,263         100      N/A
                                                       -------         ---      -------------------------------------
Total or Weighted Average                            2,904,587          96%
                                                     =========         ===

                                                               Percent
                                                             Occupied at      Tenants Leasing 25% or More
                           Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                   Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------- ---------- ------- ------------- -------------- ----------------------------------
Piedmont Triad, NC
-------------------------
Airpark East
 Highland Industries           S     1990         12,500         100%     Highland Industries, Inc.
 Service Center 1              S     1985         18,575          53      N/A
 Service Center 2              S     1985         19,125           0      N/A
 Service Center 3              S     1985         16,498         100      ECPI of Tidewater, VA
 Service Center 4              S     1985         16,500           0      N/A
 Copier Consultants            S     1990         20,000         100      Copier Consultants
 Service Court                 S     1990         12,600          81      N/A
 Building 01                   O     1990         24,423          79      Health & Hygiene
 Building 02                   O     1986         23,827         100      GSA-United States Postal Service
 Building 03                   O     1986         23,182          96      Time Warner, Lockheed Martin
 Building 06                   O     1997         12,500          62      Simplex Time Recorder Co.
 Building A                    O     1986         56,272         100      N/A
 Building B                    O     1988         54,088         100      GSA-United States Postal Service
 Building C                    O     1990        134,893          91      Daicore Life and Health Ins.
 Building D                    O     1997         54,007          90      Volvo
 Sears Cenfact                 O     1989         49,504         100      Sears
 Hewlett Packard               O     1996         15,000         100      Hewlett Packard Co.
 Inacom                        O     1996         12,620         100      Inacom Business Centers Inc.
 Warehouse 1                   I     1985         64,000         100      Guilford Business Forms, Inc.,
                                                                          Safelite Glass Corporation
 Warehouse 2                   I     1985         64,000          75      Volvo GM Heavy Truck Corporation,
                                                                          State Street Bank Realty
 Warehouse 3                   I     1986         57,600          93      US Air, Inc., Garlock, Inc.
 Warehouse 4                   I     1988         54,000         100      First Data Resources, Inc.,
                                                                          Microdyne Systems, Inc.
Airpark North
 DC-1                          I     1986        112,000         100      VSA, Inc.
 DC-2                          I     1987        111,905         100      Sears
                                                                          Electric South
 DC-3                          I     1988         75,000         100      Continuous Forms & Checks, Inc.,
                                                                          Liberty of NC
 DC-4                          I     1988         60,000           0      N/A
Airpark West
 Airpark I                     O     1984         60,000         100      Volvo GM Heavy Truck Corp.
 Airpark II                    O     1985         45,680          67      Volvo GM Heavy Truck Corp.
 Airpark IV                    O     1985         22,612         100      Max Radio of Greensboro
 Airpark V                     O     1985         21,923          46      N/A
 Airpark VI                    O     1985         22,097          94      Brookstone College, Anacomp
West Point Business Park
 BMF Warehouse                 I     1986        240,000         100      Sara Lee Knit Products, Inc.
 WP-11                         I     1988         89,600         100      N.C. Record Control Centers,
                                                                          Walt Klein & Associates
 WP-12                         I     1988         89,600         100      Norel Plastics, Sara Lee
 WP-13                         I     1988         89,600         100      Sara Lee Knit Products, Inc.
 WP-3 & 4                      S     1988         18,059         100      Pediatric Services of America,
                                                                          Rayco Safety, Inc.
 WP-5                          S     1995         26,282         100      Cardinal Health, Inc.
 Fairchild Building            I     1990         89,000         100      Fairchild Industrial Products
 LUWA Bahnson Building         O     1990         27,000         100      Luwa Bahnson, Inc.
University Commercial
Center
 W-1                           I     1983         44,400         100      Lantal Corp.
 W-2                           I     1983         46,500         100      Paper Supply Company
 SR-1                          S     1983         23,112         100      N/A
 SR-2 01/02                    S     1983         17,282         100      Decision Point Marketing
 SR-3                          S     1984         23,925          80      Decision Point Marketing
 Building 03                   O     1985         37,077          61      N/A
 Building 04                   O     1986         34,470          94      Telespectrum Worldwide, Inc.
Knollwood Office Center
 370 Knollwood                 O     1994         90,315         100      Krispy Kreme, Prudential
                                                                          Carolinas Realty
 380 Knollwood                 O     1990        164,179         100      N/A
Stoneleigh Business Park
 7327 W. Friendly Ave.         S     1987         11,180          90      Sprint, Salem Imaging
 7339 W. Friendly Ave.         S     1989         11,784         100      Medical Endoscopy Service,
                                                                          R.F. Micro Devices
 7341 W. Friendly Ave.         S     1988         21,048          91      R.F. Micro Devices

                                                                    Percent
                                                                  Occupied at         Tenants Leasing 25% or More
                                Building    Year     Rentable    December 31,         of Rentable Square Feet at
Property                        Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------ ---------- ------- ------------- -------------- ----------------------------------------
 7343 W. Friendly Ave.              S     1988         13,463         100%     Executone Information Systems
 7345 W. Friendly Ave.              S     1988         12,300         100      Rule Manufacturing
 7347 W. Friendly Ave.              S     1988         17,978          93      Carter & Associates, Surf Air
 7349 W. Friendly Ave.              S     1988          9,840         100      Ardratech, Inc., Anderson & Associates
 7351 W. Friendly Ave.              S     1988         19,723         100      ACT MEDIA, Inc., Corporate Express,
                                                                               Heritage Capital
 7353 W. Friendly Ave.              S     1988         22,826         100      Office Equipment Wholesalers, United
                                                                               Dominion Industries
 7355 W. Friendly Ave.              S     1988         13,296         100      R.F. Micro Devices
Spring Garden Plaza
 4000 Spring Garden St.             S     1983         21,773          91      Lighting Creations, Inc.
 4002 Spring Garden St.             S     1983          6,684         100      Reynolds & Reynolds
 4004 Spring Garden St.             S     1983         23,724          92      N/A
Pomona Center -- Phase I
 7 Dundas Circle                    S     1986         14,184          91      N/A
 8 Dundas Circle                    S     1986         16,488         100      N/A
 9 Dundas Circle                    S     1986          9,972          43      Netcom Cabling, Inc.
Pomona Center -- Phase II
 302 Pomona Dr.                     S     1987         16,488         100      N/A
 304 Pomona Dr.                     S     1987          4,344         100      Fortune Personnel
                                                                               Consultants, OEC Fluid Handling, Inc.
 306 Pomona Dr.                     S     1987          9,840          75      Aqua Science
 308 Pomona Dr.                     S     1987         14,184         100      N/A
 5 Dundas Circle                    S     1987         14,184          91      Engineering Consulting SV
Westgate on
Wendover -- Phase I
 305 South Westgate Dr.             S     1985          4,608         100      Alarmguard Security, Inc., The Computer
                                                                               Store, Inc.
 307 South Westgate Dr.             S     1985         12,672         100      Incutech, Inc.
 309 South Westgate Dr.             S     1985         12,960          44      GEODAX Technology, Inc.,
                                                                               Earth Tech, Inc.
 311 South Westgate Dr.             S     1985         14,400         110      N/A
 315 South Westgate Dr.             S     1985         10,368          78      N/A
 317 South Westgate Dr.             S     1985         15,552          93      N/A
 319 South Westgate Dr.             S     1985         10,368          78      N/A
Westgate on
Wendover -- Phase II
 206 South Westgate Dr.             S     1986         17,376         100      Home Care of the Central
                                                                               Carolinas
 207 South Westgate Dr.             S     1986         26,448         100      Health Equipment Services
 300 South Westgate Dr.             S     1986         12,960          87      Health Equipment Services
 4600 Dundas Circle                 S     1985         11,922           0      N/A
 4602 Dundas Circle                 S     1985         13,017          61      Four Seasons Apparel Co.
Radar Road
 500 Radar Rd.                      I     1981         78,000         100      N/A
 502 Radar Rd.                      I     1986         15,000         100      East Texas Distributing, Inc.
 504 Radar Rd.                      I     1986         15,000         100      Techno Craft, Inc.,
                                                                               Dayva Industries
 506 Radar Rd.                      I     1986         15,000         100      D&N International, Inc.
                                                                               American Coatings of VA,
                                                                               Wentworth Textiles
Holden/85 Business Park
 2616 Phoenix Dr.                   I     1985         31,894         100      Pliana, Inc.
 2606 Phoenix Dr. -- 100            S     1989         15,000         100      Piedmont Plastics, Inc., Rexam
                                                                               Flexible Packaging Corporation
 2606 Phoenix Dr. -- 200            S     1989         15,000         100      REHAU, Inc.,
                                                                               Reynolds Renovations
 2606 Phoenix Dr. -- 300            S     1989          7,380         100      N/A
 2606 Phoenix Dr. -- 400            S     1989         12,300          90      Spectrum Financial Systems
 2606 Phoenix Dr. -- 500            S     1989         15,180         100      The Record Exchange, Inc.
 2606 Phoenix Dr. -- 600            S     1989         18,540          70      Faith & Victory Church
Industrial Village
 7906 Industrial Village Rd.        I     1985         15,000         100      Texas Aluminum Industries
 7908 Industrial Village Rd.        I     1985         15,000         100      Air Express, Pharmagraphics Holdings
 7910 Industrial Village Rd.        I     1985         15,000         100      Wadkin North America, Inc.
Consolidated Center
 Consolidated Center I              O     1983         40,000         100      Bali
 Consolidated Center II             O     1983         60,000          92      Bali,  Aon Risk Services
 Consolidated Center III            O     1989         50,775          96      Lowes, Shelco, Inc.
 Consolidated Center IV             O     1989         29,312         100      Medcost, Inc.

                                                                     Percent
                                                                   Occupied at        Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,         of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)               December 31, 1997
------------------------------- ---------- ------- ------------- -------------- ---------------------------------------
Other Piedmont Triad
Properties
 101 S. Stratford                    O     1986         78,194         100%     First Union, Triad
                                                                                Guaranty Ins. Corporation
 6348 Burnt Poplar                   I     1990        125,000         100      Sears
 6350 Burnt Poplar                   I     1992         57,600         100      Industries for the Blind
 Champion Madison Park II            O     1993        105,723         100      Champion
 Deep River I                        O     1989         78,094          78      N/A
 Forsyth I                           O     1985         52,922          94      Management Directions
 Regency One                         I     1996        127,600         100      New Breed Leasing Corporation
 Regency Two                         I     1996         96,000         100      Duorr Medical Corporation
 R.F. Micro Devices                  O     1997         49,505         100      R.F. Micro Devices
 Stratford                           O     1991        135,533          88      BB&T
 Chesapeake                          I     1993        250,000         100      Chesapeake Display &
                                                                                Packaging
 USAIR Buildings                     O   1970-1987     134,555         100      US AIR
 3288 Robinhood                      O     1989         19,599         100      N/A
                                                       -------         ---
Total or Weighted Average                            4,738,992          93%
                                                     =========         ===
South Florida
-------------------------------
 1800 Eller Drive (6)                O     1983        103,440          87      Renaissance Cruises
 2828 Coral Way Building             O     1985         64,000          96      Spanish Radio Network
 Atrium At Coral Gables              O     1984        164,528         100      Prosource
 Atrium West                         O     1983         92,014          93      GSA
 Avion Building                      O     1985         66,908          91      N/A
 Centrum Plaza                       O     1988         40,938          98      N/A
 Comeau Building                     O     1926         87,302          66      N/A
 Corporate Square                    O     1981         87,823          95      N/A
 Dadeland Office Complex             O     1972        240,148          86      N/A
 Design Center Plaza                 O     1982         57,500          94      Carnival Air Lines, Inc.
 Doral Financial Plaza               O     1987        222,000          72      Sun Bank
 Emerald Hills Plaza I               O     1979         63,401          94      N/A
 Emerald Hills Plaza II              O     1979         74,218          76      Sheridan Health Corp
 Gulf Atlantic (7)                   O     1986        134,776          97      N/A
 Highwoods Plaza                     O     1980         80,260         100      N/A
 Highwoods Square                    O     1989        148,945          99      N/A
 One Boca Place                      O     1987        277,630          94      N/A
 Palm Beach Gardens Office           O     1984         67,657          95      N/A
   Park
 Pine Island Commons                 O     1985         60,810          74      N/A
 Venture Corporate Center I          O     1982         82,224          96      Conroy, Simberg & Lewis
 Venture Corporate Center II         O     1982         83,737          97      H.I.P. Health Plan Of Florida, Michael
                                                                                Swerdlow Companies
 Venture Corporate Center III        O     1982         83,785         100      H.I.P. Health Plan of Florida
                                                       -------         ---
                                                     2,384,044          90%
                                                     =========         ===
Nashville, TN
-------------------------------
Maryland Farms
 Eastpark 1                          O     1978         29,797         100      Brentwood Music, Volunteer
                                                                                Credit Corporation
 Eastpark 2                          O     1978         85,516         100      PMT Services, Inc.
 Eastpark 3                          O     1978         77,480         100      N/A
 Harpeth II                          O     1984         78,220         100      N/A
 Harpeth III                         O     1987         78,989         100      Alcoa Fujikura Ltd.
 Harpeth IV                          O     1989         77,694         100      USF&G, L.M. Berry Co.
 Highwoods Plaza I                   O     1996        102,593         100      TCS Management Group, Inc.
 Highwoods Plaza II                  O     1997        102,052         100      TCS Management Group, Inc.,
                                                                                Windy Hill Pet Food Co.
 EMI/Sparrow                         O     1982         59,656         100      EMI Christian Music Group
 5310 Maryland Way                   O     1994         76,615         100      Bell South
Grassmere
 Grassmere I                         S     1984         87,902         100      Contel Cellular of Nashville, Inc.
 Grassmere II                        S     1985        145,092          90      N/A
 Grassmere III                       S     1990        103,000         100      Harris Graphics Corporation

                                                                          Percent
                                                                        Occupied at         Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- -----------------------------------------
Other Nashville Properties
 Century City Plaza I                O           1987        56,161          96%     N/A
 Lakeview                            O           1986        99,722         100      The Kroger Co.
 3401 Westend                        O           1982       255,137          99      N/A
 BNA                                 O           1985       234,198          98      N/A
 100 Winner's Circle                 O           1987        71,661         100      American Color Graphics, McDonald's
                                                          ---------         ---
Total or Weighted Average                                 1,821,485          98%
                                                          =========         ===
Orlando, FL
-------------------------------
 Metrowest I                         O           1988       102,019         100      Hilton Grand Vacation Co.
 Southwest Corporate Center          O           1984        98,777         100      Walt Disney World Co.
 Campus Crusade                      O           1990       165,000         100      Campus Crusade For Christ
 ACP-W                               O      1966-1992       315,515          85      AT&T
 Corporate Square (8)                O           1971        46,915          96      L.J. Norarse, Valencia Community College
 Executive Point Towers              O           1978       123,038          87      AT&T
 Lakeview Office Park                O           1975       212,443          91      N/A
 2699 Lee Road (9)                   O           1974        86,464          97      N/A
 One Winter Park                     O           1982        62,564          97      N/A
 The Palladium                       O           1988        72,278         100      Westinghouse Electric
 201 Pine Street                     O           1980       241,601          95      N/A
 Premiere Point North                O           1983        47,871          96      Muscato Corporation
 Premiere Point South                O           1983        47,581          95      N/A
 Shoppes Of Interlachen              O           1987        49,705          89      N/A
 Signature Plaza                     O           1986       272,931          83      N/A
 Skyline Plaza                       O           1985        45,446          98      Hubbard Construction Co.
                                                          ---------         ---
Total or Weighted Average                                 1,990,148          92%
                                                          =========         ===
Jacksonville, FL
-------------------------------
 Towermarc Plaza                     O           1991        50,624         100      Aetna Casualty
 Belfort Park I                      O           1988        63,925          92      Acr Systems, Inc.
 Belfort Park II                     O           1988        56,633          90      Media One
 Belfort Park III                    O           1988        84,294          89      Xomed, Inc.
 Cigna Building                      O           1972        39,078          74      Insurance Co. of North America
 Harry James Building                O           1982        31,056         100      Aon
 Independent Square                  O           1975       639,358          89      N/A
 Three Oaks Plaza                    O           1972       257,028          95      N/A
 Reflections                         O           1985       114,992          96      N/A
 Southpoint Office Building          O           1980        56,836          92      N/A
 100 West Bay Street Building        O           1964        71,315          74      Life Of The South Insurance
                                                          ---------         ---
Total or Weighted Average                                 1,465,139          90%
                                                          =========         ===
Charlotte, NC
-------------------------------
Steele Creek Park
 Building A                          I           1989        42,500         100      Comer MFG
 Building B                          I           1985        15,031         100      Pumps Parts & Services
 Building E                          I           1985        38,697         100      Bradman-Lake, Inc., Atlas Die, Inc.
 Building G-1                        I           1989        22,500          44      Safewaste Corporation
 Building H                          I           1987        53,614          64      Sugravo Rallis Engraving, Inc.
 Building K                          I           1985        19,400         100      Queen City Plastics, Inc.
Highwoods/Forsyth
Business Park
 4101 Stuart Andrew Blvd.            S           1984        11,573         100      N/A
 4105 Stuart Andrew Blvd.            S           1984         4,340         100      Re-Directions, Inc., Daltile,
                                                                                     G & E Engineering
 4109 Stuart Andrew Blvd.            S           1984        14,783         100      N/A
 4201 Stuart Andrew Blvd.            S           1982        19,004         100      Medstaff Contract Nursing
 4205 Stuart Andrew Blvd.            S           1982        23,042         100      Sunbelt Video, Inc.
 4209 Stuart Andrew Blvd.            S           1982        15,578         100      N/A
 4215 Stuart Andrew Blvd.            S           1982        23,372          98      Rodan, Inc.
 4301 Stuart Andrew Blvd.            S           1982        38,662          99      Circle K
 4321 Stuart Andrew Blvd.            S           1982        12,018          83      Dilan
Parkway Plaza
 Building 1                          O           1982        57,584          99      BASF Corporation
 Building 2                          O           1983        87,314          70      N/A
 Building 3                          O           1984        81,821          93      N/A
 Building 6 (10)                     O           1996        40,708         100      Hewlett-Packard
 Building 7 (11)                     O           1985        60,722         100      Barclays American Mortgage
 Building 8 (11)                     O           1986        40,615         100      Barclays American Mortgage
 Building 9 (11)                     I           1984       110,000         100      BB&T

                                                                  Percent
                                                                Occupied at            Tenants Leasing 25% or More
                              Building    Year     Rentable    December 31,            of Rentable Square Feet at
Property                      Type (1)   Built  Square Feet      1997(13)                   December 31, 1997
---------------------------- ---------- ------- ------------- -------------- ----------------------------------------------
Oakhill Business Park
 Twin Oaks                        O     1985         97,115          88%     Springs Industries, Inc.
 Water Oak                        O     1985         95,636          97      N/A
 Scarlet Oak                      O     1982         76,584          87      Krueger Ringier, Inc.
 English Oak                      O     1984         54,865         100      The Employers Association of
                                                                             the Carolinas
 Willow Oak                       O     1982         36,560           0      N/A
 Laurel Oak                       O     1984         34,536         100      Paramount Parks Inc.,
                                                                             Woolpert Consultants, AG
 Live Oak                         O     1989         82,431          97      CHF Industries
Other Charlotte Properties
 First Citizens                   O     1989         57,171          64      N/A
 Pinebrook                        O     1986         60,814          95      Keycorp Corporate Real Estate
                                                   --------         ---
Total or Weighted Average                         1,428,590          89%
                                                  =========         ===
Richmond, VA
----------------------------
Innsbrook Office Center
 Liberty Mutual                   O     1990         57,915         100      Capital One, Liberty Mutual
 Markel American                  O     1988         38,867          91      Mark IV Realty Corporation
 Proctor-Silex                    O     1986         58,366         100      Proctor-Silex, Inc.
 Vantage Place I                  O     1987         13,584         100      Rountrey and Associates, Spencer Printing Co.
 Vantage Place II                 O     1987         14,822         100      Government Entities
 Vantage Place III                O     1988         14,389         100      Broughton Systems, Inc.
 Vantage Place IV                 O     1988         13,441          35      Cemetary Mgmt.
 Vantage Point                    O     1990         64,898          86      EDS, Nationwide Insurance
 Innsbrook Tech I                 S     1991         18,350          89      Air Specialists of VA
 DEQ Technology Center            O     1991         53,554          93      FirstHealth, Dept. of Environmental Quality
 DEQ Office                       O     1991         70,423         100      Circuit City
 Aetna                            O     1989         99,209          97      N/A
 Highwoods One                    O     1996        124,375         100      Amtec Technologies, Dynex Capital
Technology Park
 Virginia Center                  O     1985        119,672          90      N/A
Other Richmond Properties
 Westshore I                      O     1995         18,775         100      Snyder Hunt Corporation
 Westshore II                     O     1995         27,714         100      Hewlett-Packard
 Westshore III                    O     1997         56,500          56      K-Line America,Inc.
 Shockoe Alleghany                O     1996        118,518         100      The Martin Agency, Inc.
   Warehouse
 Airport Center 1                 I     1997        141,613         100      Federal Express, Stone
                                                                             Container Corporation
 The Richfood Building            O     1997         75,618          80      N/A
 Grove Park                       O     1997         61,258          10      N/A
 East Cary Street                 O     1987         16,865          66      Butler, Macon Et. Al.
                                                   --------         ---
Total or Weighted Average                         1,278,726          89%
                                                  =========         ===
Greenville, SC
----------------------------
Brookfield Corporate
Center
 Brookfield-Jacobs-Sirrine        O     1990        228,345         100      Jacobs-Sirrine Engineers, Inc.
 Brookfield Plaza                 O     1987        117,982          94      CSC Continuum, Inc.
 Brookfield-YMCA                  S     1990         15,500          46      Kids & Company at Pelham
                                                                             Falls, Inc.
Patewood Plaza Office Park
 Patewood Business Center         S     1983        103,302          92      N/A
 Patewood V                       O     1990        100,187         100      Bell Atlantic Mobile Systems,
                                                                             Inc., PYA/Monarch, Inc.
 Patewood IV                      O     1989         61,649         100      MCI
 Patewood III                     O     1989         61,539          94      MCI
 Patewood I                       O     1985         57,136         100      Metropolitan Life Ins. Co
 Patewood II                      O     1987         60,168          79      Coats & Clark, Inc.
Other Greenville Properties
 NationsBank Plaza (12)           O     1973        195,833          79      N/A
                                                   --------         ---
Total or Weighted Average                         1,001,641          91%
                                                  =========         ===
Memphis, TN
----------------------------
Southwind
 Office Center "A"                O     1991         62,179         100      Promus Hotels, Inc.
 Office Center "B"                O     1990         61,860          64      N/A
 Highwoods Office Center          O     1997         69,023          66      Check Solutions

                                                                     Percent
                                                                   Occupied at      Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------------- ---------- ------- ------------- -------------- ----------------------------------
Other Memphis Properties
 Atrium I                            O     1984         42,124         100%     Baptist Memorial Health Care
 Atrium II                           O     1984         42,099         100      Mueller Streamline Co.
 International Place Phase II        O     1988        208,014          94      International Paper Company
 Kirby Centre                        O     1984         32,007         100      Financial Federal Savings Bank,
                                                                                Union Central Life
                                                                                Insurance Co.
 Medical Properties, Inc.            O     1988         18,079         100      Health Tech Affiliates, Inc.
 Centrum Building                    O     1979         71,164          96      NationsBank
                                                      --------         ---
Total or Weighted Average                              606,549          90%
                                                    ==========         ===
Baltimore
-------------------------------
 9690 Deereco Road                   O     1989        132,835          99      N/A
 375 West Padonia Road (The          O     1986        100,800          99      N/A
   Atrium)
 Business Center at Owings           O     1989         43,753          99      N/A
   Mills 7
 Business Center at Owings           O     1989         39,195          99      N/A
   Mills 8
 Business Center at Owings           O     1988         47,851          99      N/A
                                                      --------         ---
   Mills 9
                                                       364,434          99%
                                                    ==========         ===
Columbia, SC
-------------------------------
Fontaine Business Center
 Fontaine I                          O     1985         98,100          99      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine II                         O     1987         72,468         100      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine III                        O     1988         57,888         100      Companion Health Care Corporation
 Fontaine V                          O     1990         21,107         100      Roche Biomedical
                                                                                Laboratories, Inc.
Other Columbia Properties
 Center Point I                      O     1988         72,565          93      Sedgewick James of South
                                                                                Carolina, Inc., Alltel Mobile
                                                                                Communication
 Center Point II                     O     1996         81,466          46      Bell South
 Center Point V                      O     1997         20,144          63      DS Atlantic Corporation,
                                                      --------         ---
                                                                                Hewlett Packard
Total or Weighted Average                              423,738          86%
                                                    ==========         ===
Tallahassee
-------------------------------
 Blair Stone Building                O     1994        244,676         100%     State of Florida
                                                      ========         ===
Norfolk, VA
-------------------------------
 Battlefield I                       S     1987         97,633         100      Kasei Memory Products, Inc.
 Greenbrier Business Center          O     1984         81,194         100      Canon Computer Systems,
                                                                                Inc., Roche Biomedical
                                                                                Laboratories, Inc.
 Riverside Plaza                     O     1988         87,030          93      First Hospital Corporation
                                                      --------         ---
Total or Weighted Average                              265,857          98%
                                                    ==========         ===
Birmingham, AL
-------------------------------
 Grandview I                         O     1989        115,289         100%     N/A
                                                      ========         ===
Asheville, NC
-------------------------------
 Ridgefield 300                      O     1989         63,500         100      N/A
 Ridgefield 200                      S     1987         60,677         100      Medical Business Resource
                                                      --------         ---
Total or Weighted Average                              124,177         100%
                                                    ==========         ===
Ft Myers
-------------------------------
 Sunrise Office Center               O     1974         51,831          67%     N/A
                                                      ========         ===      ==================================
Total or Weighted Average
 of All Properties                                  30,720,854          94%
                                                    ==========         ===

----------
 (1) I = Industrial, S = Service Center and O = Office.

 (2) The property is subject to a land lease expiring August 31, 2023. Rental payments on this lease are to be adjusted in 1998 and 2013 based on the consumer price index. The Company has a right of first refusal to purchase the leased land during the lease term.

 (3) The six properties are subject to land leases expiring December 31, 2058.

 (4) The property is subject to a ground lease expiring May 31, 2002.

 (5) The four properties are subject to land leases expiring December 31, 2058. Rental payments on these leases are adjusted yearly based on a stated percentage of each property's cash flow over a base amount.

 (6) The property is subject to a ground lease expiring January 31, 2031. Rental payments on this lease are to be adjusted every five years based on the consumer price index.

 (7) The property is subject to a ground lease expiring February 14, 2033.

 (8) The property is subject to a ground lease expiring November 30, 2036. Rental payments on this lease are to be adjusted every five years based on the consumer price index.

 (9) The property is subject to a ground lease expiring May 25, 2020.

(10) The property is subject to a land lease expiring December 31, 2071.

(11) The three properties are subject to a ground lease expiring December 31, 2082. The Company has the option to purchase the land during the lease term at the greater of $35,000 per acre or 85% of appraised value.

(12) The property is subject to two land leases expiring September 30, 2069 and a land lease expiring August 31, 2069.

(13) Includes 405,000 rentable square feet leased but not occupied.


Development Land

     As of December 31, 1997, the Company owned 718 acres and had committed to purchase over the next six years an additional 512 acres of land for development. The Company estimates that it can develop approximately 16 million square feet of office and industrial space on the Development Land.

     All of the Development Land is zoned and available for office or industrial development, substantially all of which has utility infrastructure already in place. The Company believes that the cost of developing the Development Land could be financed with the funds available from the Company's existing credit facilities, additional borrowings and offerings of equity and debt securities. The Company believes that its commercially zoned and unencumbered land in existing business parks gives the Company an advantage in its future development activities over other commercial real estate development companies in many of its markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the Development Land. In addition, if construction is undertaken on the Development Land, the Company will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company:



Name                      Age    Position and Background
----------------------   -----   ----------------------------------------------------------------------------
Ronald P. Gibson         53      Director, President and Chief Executive Officer. Mr. Gibson is a founder of the Company and has served as President or managing partner of its predecessor since its formation in 1978.
John L. Turner           51      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
Edward J. Fritsch        39      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined the Company in 1982.
John W. Eakin            43      Director and Senior Vice President. Mr. Eakin is responsible for operations in Tennessee, Florida and Alabama. Mr. Eakin was a founder and president of Eakin & Smith, Inc. prior to its merger with the
                                 Company.
James R. Heistand        45      Senior Vice President. Mr. Heistand is responsible for operations in
                                 Florida and is an advisory member of the Company's investment committee. Mr. Heistand is expected to join the Company's Board of
                                 Directors and become a voting member of the investment committee this year. Mr. Heistand was the founder and president of ACP prior to its merger with the Company.
Gene H. Anderson         52      Director and Senior Vice President. Mr. Anderson manages the operations of the Company's Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the
                                 Company.
Carman J. Liuzzo         37      Vice President, Chief Financial Officer and Treasurer. Prior to joining the
                                 Company in 1994, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant
                                 Properties, Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen, III     48      Vice President and General Counsel. Prior to joining the Company,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

     As the Company has expanded into new markets, it has sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Messrs. Turner, Eakin, Anderson and Heistand each joined the Company as executive officers as a result of such business combinations. Mr. Turner entered into a three-year employment contract with the Company in 1995, Mr. Eakin entered into a three-year employment contract with the Company in 1996 and Messrs. Anderson and Heistand each entered into a three-year employment contract with the Company in 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

     The Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "HIW" since the Company's initial public offering. The following table sets forth the quarterly high and low sales prices per share reported on the NYSE for the periods indicated and the distributions paid per share for each such period.



                                        1997                                   1996
Period or
Quarter
Ended:                     High        Low      Distribution      High        Low      Distribution
---------------------- ----------- ----------- -------------- ----------- ----------- --------------
March 31 ............. $ 35.50     $ 33.00        $  0.48     $ 30.50     $ 27.75        $  0.45
June 30 ..............  33.50       30.00            0.51      30.25       26.88            0.48
September 30 .........  35.81       31.06            0.51      30.38       27.00            0.48
December 31 ..........  37.38       35.81            0.51      33.75       28.50            0.48



                                       1995
Period or
Quarter
Ended:                     High        Low      Distribution
---------------------- ----------- ----------- -------------
March 31 ............. $ 22.00     $ 19.88       $  0.425
June 30 ..............  25.50       21.25           0.45
September 30 .........  26.88       23.88           0.45
December 31 ..........  28.38       25.50           0.45

----------
     On March 20, 1998, the last reported sale price of the Common Stock on the NYSE was $34.13 per share. On March 20, 1998, the Company had 1,012 stockholders of record.

     The Company intends to continue to pay regular quarterly distributions to holders of shares of Common Stock and holders of Common Units. Although the Company intends to maintain its current distribution rate, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 and such other factors as the Board of Directors deems relevant.

     During the year ended 1997, the Company's distributions totaled $76,620,000 of which $22,986,000 represented return of capital for financial statement purposes. The minimum per share distribution required to maintain REIT status was approximately $1.56 per share in 1997, $1.44 per share in 1996 and $1.55 per share in 1995.

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

     In August 1997, the Company instituted an Employee Stock Purchase Plan ("ESPP") for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. As of December 31, 1997, 5,839 shares of Common Stock have been purchased under the ESPP for the year then ended.


Sales of Unregistered Securities

     On April 1, 1997, the Company issued 13,515 shares of Common Stock in connection with the merger of Eakin & Smith, Inc. into the Company on April 1, 1996. The shares were issued to three principals of Eakin & Smith, Inc., including John W. Eakin, who is an officer and director of the Company. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the Securities Act) under Rule 506. Each of the three principals of Eakin &

Smith, Inc. are accredited investors under Rule 501 of the Securities Act. The Company exercised reasonable care to assure that the principals were not purchasing the shares with a view to their distribution.

     On October 1, 1997, the Company issued 117,617 shares of Common Stock and warrants to purchase 1,479,290 shares of Common Stock in connection with the ACP Transaction. The shares and warrants were issued to principals of ACP and/or its affiliates. The shares and warrants were issued pursuant to an exemption from the registration requirements under Rule 506. Each of the principals of ACP and/or its affiliates are accredited investors under Rule 501 of the Securities Act. The Company exercised reasonable care to assure that the principals were not purchasing the shares with a view to their distribution.

     On December 23, 1997, the Company issued warrants to purchase 120,000 shares of Common Stock in connection with the Riparius Transaction. The warrants were issued to principals of Riparius Development Corporation. The warrants were issued in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the principals of Riparius Development Corporation are accredited investors under Rule 501 of the Securities Act. The Company exercised reasonable care to assure that the principals were not purchasing shares with a view to their distribution.

     During 1997, the Company issued an aggregate of 44,958 shares of Common Stock to holders of Common Units upon the redemption of such Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units are accredited investors under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Company as of December 31, 1997, 1996, 1995 and 1994, for the years ended December 31, 1997, 1996 and 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Company) as of and for the year ended December 31, 1993, and for the period from January 1, 1994, to June 13, 1994. The pro forma operating data for the year ended December 31, 1994 assumes completion of the initial public offering and the Formation Transaction (defined below) as of January 1, 1994.

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

                      The Company and the Highwoods Group

                                                            Company
                                                                                June 14, 1994
                                    Year Ended     Year Ended     Year Ended          to
                                   December 31,   December 31,   December 31,    December 31,
                                       1997           1996           1995            1994
                                  -------------- -------------- -------------- ---------------
                                        (Dollars in thousands, except per share amounts)
Operating Data:
 Total revenue ..................  $   274,470    $   137,926    $   73,522      $   19,442
 Rental property operating
  expenses ......................       76,743         35,313        17,049(1)        5,110(1)
 General and
  administrative ................       10,216          5,666         2,737             810
 Interest expense ...............       47,394         26,610        13,720           3,220
 Depreciation and
  amortization ..................       47,533         22,095        11,082           2,607
                                  ------------    -----------    ------------    ------------
 Income (loss) before
  minority interest .............       92,584         48,242        28,934           7,695
 Minority interest ..............      (15,106)        (6,782)       (4,937)           (808)
                                  ------------    -----------    ------------    ------------
 Income before extraordinary
  item ..........................       77,478         41,460        23,997           6,887
 Extraordinary item-loss on
  early extinguishment of
  debt ..........................       (5,799)        (2,140)         (875)         (1,273)
                                  ------------    -----------    ------------    ------------
 Net income (loss) ..............       71,679         39,320        23,122           5,614
 Dividends on Preferred
  Shares ........................      (13,117)            --            --              --
                                  ------------    -----------    ------------    ------------
 Net income available for
  common stockholders ...........  $    58,562    $    39,320    $   23,122      $    5,614
                                  ============    ===========    ============    ============
 Net income per common
  share -- basic ................  $      1.51    $      1.51    $     1.49      $      .63
                                  ============    ===========    ============    ============
 Net income per common
  share -- diluted ..............  $      1.50    $      1.50    $     1.48      $      .63
                                  ============    ===========    ============    ============
Balance Sheet Data
 (at end of period):
 Real estate, net of
  accumulated depreciation.......  $ 2,614,654    $ 1,377,874    $  593,066      $  207,976
 Total assets ...................    2,722,306      1,443,440       621,134         224,777
 Total mortgages and notes
  payable .......................      978,558        555,876       182,736          66,864
Other Data:
 Number of in-service
  properties ....................          481            292           191              44
 Total rentable square feet .....   30,720,854     17,455,174     9,215,171       2,746,219



                      The Company and the Highwoods Group


                                                    Highwoods
                                      Company         Group       Highwoods
                                     Pro Forma      January 1,      Group
                                    Year Ended       1994 to      Year ended
                                   December 31,     June 13,     December 31,
                                       1994           1994           1993
                                  -------------- -------------- -------------
Operating Data:
 Total revenue ..................   $  34,282      $   6,648     $  13,450
 Rental property operating
  expenses ......................       9,677(1)       2,596(2)      6,248(2)
 General and
  administrative ................       1,134            280           589
 Interest expense ...............       5,604          2,473         5,185
 Depreciation and
  amortization ..................       4,638            835         1,583
                                    -----------    -----------   -----------
 Income (loss) before
  minority interest .............      13,229            464          (155)
 Minority interest ..............      (1,388)            --            --
                                    -----------    -----------   -----------
 Income before extraordinary
  item ..........................      11,841            464          (155)
 Extraordinary item-loss on
  early extinguishment of
  debt ..........................          --             --            --
                                    -----------    -----------   -----------
 Net income (loss) ..............      11,841            464          (155)
 Dividends on Preferred
  Shares ........................          --             --            --
                                    -----------    -----------   -----------
 Net income available for
  common stockholders ...........   $  11,841      $     464     $    (155)
                                    ===========    ===========   ===========
 Net income per common
  share -- basic ................   $    1.32
                                    ===========
 Net income per common
  share -- diluted ..............   $    1.32
                                    ===========
Balance Sheet Data
 (at end of period):
 Real estate, net of
  accumulated depreciation.......   $      --      $      --     $  51,590
 Total assets ...................          --             --        58,679
 Total mortgages and notes
  payable .......................          --             --        64,347
Other Data:
 Number of in-service
  properties ....................          --             14            14
 Total rentable square feet .....          --        816,690       816,690

----------
(1) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security and utilities.

(2) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security, utilities, leasing, development, and construction expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

     The Highwoods Group (the predecessor to the Company) was comprised of 13 office properties and one warehouse facility (the "Highwoods-Owned Properties"), 94 acres of development land and the management, development and leasing business of Highwoods Properties Company ("HPC"). On June 14, 1994, following completion of the Company's initial public offering, the Company, through a business combination involving entities under varying common ownership, succeeded to the Highwoods-Owned Properties, HPC's real estate business and 27 additional office properties owned by unaffiliated parties (such combination being referred to as the "Formation Transaction"). Minority interest in the Company represents the common partnership interest owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. The Company acquired three additional Properties in 1994 after the Formation Transaction.

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

     In September 1996, the Company acquired 5.7 million rentable square feet of office and service center space through its $566 million merger with Crocker Realty Trust, Inc. ("Crocker"). During the year ended December 31, 1996, the Company acquired 91 Properties encompassing 7,325,500 square feet at an initial cost of $704.0 million.

     During the year ended December 31, 1997, the Company acquired 176 properties encompassing 12,789,000 square feet at an initial cost of $1.1 billion. See "Business -- Recent Developments" for a description of the ACP Transaction, the Riparius Transaction, the Century Center Transaction and the Anderson Transaction and for a table summarizing all mergers and acquisitions completed during the year ended December 31, 1997.

     This information should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto.

Results of Operations


Comparison of 1997 to 1996

     Revenue from rental operations increased $136.1 million, or 104.1%, from $131.8 million in 1996 to $266.9 million in 1997. The increase is primarily a result of revenue from newly acquired and developed properties as well as acquisitions completed in 1996 which only contributed partially in 1996. Interest and other income increased 5.6% from $7.1 million in 1996 to $7.5 million in 1997. Lease termination fees and third-party income accounted for a majority of such income in 1997 while excess cash invested in 1996 from two offerings of Common Stock during the summer of 1996 raising total net proceeds of approximately $293 million (the "Summer 1996 Offering") accounted for a majority of such income in 1996.

     Rental operating expenses increased $41.4 million, or 117.3%, from $35.3 million in 1996 to $76.7 million in 1997. The increase is due to the net addition of 13.3 million square feet to the in-service portfolio in 1997 as well as acquisitions completed in 1996 which only contributed partially in 1996. Rental expenses as a percentage of related rental revenues increased from 27.0% for the year ended December 31, 1996 to 28.7% for the year ended December 31, 1997. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer "triple net" leases.

     Depreciation and amortization for the years ended December 31, 1997 and 1996 was $47.5 million and $22.1 million, respectively. The increase of $25.4 million, or 114.9%, is due to an average increase in depreciable assets of 103.5%. Interest expense increased 78.2%, or $20.8 million, from $26.6 million in 1996 to $47.4 million in 1997. The increase is attributable to the increase in outstanding debt related to the Company's acquisition and development activity. Interest expense for the years ended December 31, 1997 and 1996 included $2.3 million and $1.9 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Company's interest rate protection agreements.

     General and administrative expenses decreased from 4.3% of rental revenue in 1996 to 3.8% in 1997. The decrease is attributable to the realization of synergies from the Company's growth in 1997. Duplication of personnel costs in the third quarter of 1996 related to the acquisition of Crocker also contributed to the higher general and administrative expenses in the prior year.

     Net income before minority interest and extraordinary item equaled $92.6 million and $48.2 million, respectively, for the years ended December 31, 1997 and 1996. The extraordinary items consisted of prepayment penalties incurred and deferred loan cost expensed in connection with the extinguishment of secured debt assumed in various acquisitions completed in 1997 and 1996. The Company also recorded $13.1 million in preferred stock dividends for the year ended December 31, 1997.


Comparison of 1996 to 1995

     Revenue from rental operations increased $59.6 million, or 83.7%, from $71.2 million in 1995 to $130.8 million in 1996. The increase is primarily a result of revenue from newly acquired and developed properties. Interest and other income increased 208.7% from $2.3 million in 1995 to $7.1 million in 1996. This increase is a result of the excess cash and cash equivalents resulting from the Summer 1996 Offering and an increase in third-party management and leasing income.

     Rental operating expenses increased $18.3 million, or 107.6%, from $17.0 million in 1995 to $35.3 million in 1996. The increase is due to the addition of 8.2 million square feet to the in-service portfolio. Rental expenses as a percentage of related rental revenues increased from 23.9% for the year ended December 31, 1995 to 27.0% for the year ended December 31, 1996. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer "triple net" leases, and approximately $400,000 in additional expenses related to the severe winter weather in 1996 and the hurricane in September of the same year.

     Depreciation and amortization for the years ended December 31, 1996 and 1995 was $22.1 million and $11.1 million, respectively. The increase of $11.0 million, or 99.1%, is due to a 130.9% increase in depreciable assets. Interest expense increased $12.9 million, or 94.0%, from $13.7 million in 1995 to $26.6 million in 1996. The increase is attributable to the increase in outstanding debt related to the Company's acquisition and development activities. Interest expense for the years ended December 31, 1996 and 1995 included $1.9 million and $1.6 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Company's interest rate protection agreements.

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

     Net income before minority interest and extraordinary item equaled $48.2 million and $28.9 million for the years ended December 31, 1996 and 1995, respectively. The extraordinary items consisted of prepayment penalties incurred and deferred loan cost expensed in connection with the extinguishment of certain debt assumed in the Crocker merger in 1996 and the Forsyth Transaction in 1995.

Liquidity and Capital Resources

Statement of Cash Flows

     The Company generated $130.2 million in cash flows from operating activities and $393.2 million in cash flows from financing activities for the year ended December 31, 1997. These combined cash flows of $523.4 million were used to fund investing activities for the year ended December 31, 1997. Such investing activities consisted primarily of development and merger and acquisition activity for the year ended December 31, 1997. See "Business -- Recent Developments."

Capitalization

     Mortgage and notes payable at December 31, 1997 totaled $978.6 million and were comprised of $332.4 million of secured indebtedness with a weighted average interest rate of 8.2% and $646.2 million of unsecured indebtedness with a weighted average interest rate of 7.0%. All of the mortgage and notes payable outstanding at December 31, 1997 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements (see below). The weighted average life of the indebtedness was approximately 5.3 years at December 31, 1997.

     Based on the Company's total market capitalization of $3.4 billion at December 31, 1997 (at the December 31, 1997 stock price of $37.19 per share and assuming the redemption of each of the approximately 10.4 million Common Units held by limited partners in the Operating Partnership for a share of Common Stock), the Company's indebtedness represented approximately 29% of its total market capitalization.

     The Company and the Operating Partnership completed the following financing activities during the year ended December 31, 1997:

   o Series A Preferred Offering. On February 12, 1997, the Company sold 125,000 Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") for net proceeds of approximately $121.7 million (the "Series A Preferred Offering"). Dividends on the Series A Preferred Shares are cumulative from the date of original issuance and are payable quarterly on or about the last day of February, May, August and November of each year, commencing May 31, 1997, at the rate of 8 5/8% of the $1,000 liquidation preference per annum (equivalent to $86.25 per annum per share). The Series A Preferred Shares are not redeemable prior to February 12, 2027.

   o X-POSSM Offering. On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option SecuritiesSM ("X-POSSM"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011 issued by the Operating Partnership (the "Put Option Notes"). The X-POSSM bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The issuance of the Put Option Notes and the related put option is referred to herein as the "X-POSSM Offering."

   o August 1997 Offering. On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998 is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option.

   o Series B Preferred Offering. On September 25, 1997, the Company sold 6,900,000 Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") for net proceeds of approximately $166.9 million (the "Series B Preferred Offering"). Dividends on the Series B Preferred Shares are cumulative from the date of original issuance and are payable quarterly on March 15, June 15, September 15 and December 15 of each year, commencing December 15, 1997, at the rate of 8% of the $25 liquidation preference per annum (equivalent to $2.00 per annum per share). The Series B Preferred Shares are not redeemable prior to September 25, 2002.

   o October 1997 Offering. On October 1, 1997, the Company sold 7,500,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $249 million. The underwriters exercised a portion of their over-allotment option for 1,000,000 shares of Common Stock on October 6, 1997, raising additional net proceeds of $33.2 million (together with the sale on October 1, 1997, the "October 1997 Offering.")

   o $150 Million Credit Facility. On December 15, 1997, the Company obtained a $150 million unsecured revolving loan with a syndicate of lenders that matures on June 30, 1998. Borrowings under the revolving loan are based on the 30-day LIBOR rate plus 90 basis points. At December 31, 1997, the Company had $100 million available of borrowings under the $150 million loan. During the second or third quarter of 1998, the Company expects to replace the newly acquired revolving loan and its $280 million revolving loan with a revolving loan of up to $500 million.

   o Issuance of Common Units and Common Stock. In connection with 1997 acquisitions, the Operating Partnership issued 6,613,242 Common Units and the Company issued 117,617 shares of restricted Common Stock for an aggregate value of approximately $210.0 million (based on the agreed-upon valuation of a share of Common Stock at the time of the acquisition).

Additional information regarding the X-POSSM Offering, the August 1997 Offering and the newly obtained revolving loan is set forth in the notes related to the accompanying consolidated financial statements.

     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans") excluding the effect of changes in the Company's credit risk, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with the $22 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. Net payments made to counterparties under the above interest rate protection agreements were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from the counterparties under the interest rate protection agreements were $167,000 and $385,000 for 1996 and 1995, respectively. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.

     In anticipation of a 1998 debt offering, on September 17, 1997, the Company entered into a swap agreement with a notional amount of $114 million. The swap agreement has a termination date of April 10, 1998, and carries a fixed rate of 6.3% which is a combination of the treasury rate plus the swap spread and the forward premium.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its acquisition costs and other capital expenditures, including development costs, the Company expects to finance such activities through the Revolving Loans and other debt and equity financing.

     The Company presently has no plans for major capital improvements to the existing properties, other than an $8 million renovation of the common areas of a 639,000-square foot property acquired in the ACP Transaction. A reserve has been established to cover the cost of the renovations. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Revolving Loans. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Revolving Loans primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loans upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

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


Recent Developments


Recent Acquisitions

     Riparius Transaction. In closings on December 23, 1997 and January 8, 1998, the Company completed a business combination with Riparius Development Corporation in Baltimore, Maryland involving the acquisition of a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years. As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Company has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

     Garcia Transaction. On February 4, 1998, the Company acquired substantially all of a portfolio consisting of 28 office properties encompassing 787,000 rentable square feet, seven service center properties encompassing 471,000 square feet and 66 acres of development land in Tampa, Florida (the "Garcia Transaction"). As of December 31, 1997, the properties acquired in the Garcia Transaction were 92% leased. The cost of the Garcia Transaction consists of a cash payment of approximately $87 million and the assumption of approximately $24 million in secured debt. The Company expects to close on the one remaining property by April 4, 1998.


Pending Acquisitions

     J.C. Nichols Transaction. On December 22, 1997, the Company entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols

Transaction"). J.C. Nichols is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

     J.C. Nichols owns or has an ownership interest in 27 office properties encompassing approximately 1.5 million rentable square feet, 13 industrial properties encompassing approximately 337,000 rentable square feet, 33 retail properties encompassing approximately 2.5 million rentable square feet and 16 multifamily communities with 1,816 apartment units in Kansas City, Missouri and Kansas. Additionally, J.C. Nichols has an ownership interest in 21 office properties encompassing approximately 1.3 million rentable square feet, one industrial property encompassing approximately 200,000 rentable square feet and one multifamily community with 418 apartment units in Des Moines, Iowa. As of December 31, 1997, the properties to be acquired in the J.C. Nichols Transaction were 95% leased.

     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Company would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive either 1.84 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration and the Company may limit the amount of Common Stock issued to 75% of the total consideration. The exchange ratio is fixed and reflects the average closing price of the Common Stock over the 20 trading days preceding the effective date of the Merger Agreement. The cost of the J.C. Nichols Transaction under the Merger Agreement is approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. The Merger Agreement provides for payment by J.C. Nichols to the Company of a termination fee and expenses of up to $17.2 million if J.C. Nichols enters into an acquisition proposal other than the Merger Agreement and certain other conditions are met. The failure of J.C. Nichols shareholders to approve the J.C. Nichols Transaction, however, will not trigger the payment of a termination fee, except for a fee of $2.5 million, if, among other things, J.C. Nichols enters into another acquisition proposal before December 22, 1998.

     No assurance can be given that all or part of the J.C. Nichols Transaction will be consummated or that, if consummated, it would follow the terms set forth in the Merger Agreement. As of the date hereof, certain third parties have expressed an interest to J.C. Nichols and/or certain of its shareholders in purchasing all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share. No assurance can be given that a third party will not make an offer to J.C. Nichols or its shareholders to purchase all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share or that the board of directors of J.C. Nichols would reject any such offer. The Company and/or J.C. Nichols may terminate the Merger Agreement if the J.C. Nichols Transaction is not consummated by June 30, 1998.

     The properties to be acquired in the J.C. Nichols Transaction include the Country Club Plaza in Kansas City, which covers 15 square blocks and includes
1.0 million square feet of retail space, 1.1 million square feet of office space and 462 apartment units. As of December 31, 1997, the Country Club Plaza was approximately 96% leased. The Country Club Plaza is presently undergoing an expansion and restoration expected to add 800,000 square feet of retail, office, hotel and residential space with an estimated cost of approximately $240 million. Assuming consummation of the J.C. Nichols Transaction, the Company intends to complete the development in the Country Club Plaza previously planned by J.C. Nichols.

     Assuming completion of the J.C. Nichols Transaction, the Company would succeed to the interests of J.C. Nichols in a strategic alliance with Kessinger/Hunter & Company, Inc. ("Kessinger/Hunter") pursuant to which Kessinger/Hunter manages and leases the office, industrial and retail properties presently owned by J.C. Nichols in the greater Kansas City metropolitan area. J.C. Nichols currently has a 30% ownership interest in the strategic alliance with Kessinger/Hunter and has two additional options to acquire up to a 65% ownership interest in the strategic alliance. Assuming completion of the J.C.

Nichols Transaction, the Company would also succeed to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. ("R&R") pursuant to which R&R manages and leases the properties in which J.C. Nichols has an ownership interest in Des Moines. J.C. Nichols has an ownership interest of 50% or more in each of the properties in Des Moines with R&R or its principal.

     Easton-Babcock Transaction. The Company has entered into an agreement with The Easton-Babcock Companies, a real estate operating company in Miami, Florida ("Easton-Babcock"), pursuant to which the Company will combine its property operations with Easton-Babcock and acquire a portfolio of 11 industrial properties encompassing 1.8 million rentable square feet, three office properties encompassing 197,000 rentable square feet and 110 acres of land for development, of which 88 acres will be acquired over a three-year period (the "Easton-Babcock Transaction"). As of December 31, 1997, the industrial properties to be acquired in the Easton-Babcock Transaction were 88% leased and the office properties to be acquired in the Easton-Babcock Transaction were 50% leased. The cost of the Easton-Babcock Transaction is $143 million (inclusive of the 88 acres of development land to be acquired over a three-year period) and will consist of an undetermined combination of the issuance of Common Units, the assumption of mortgage debt and a cash payment. Also in connection with the Easton-Babcock Transaction, the Company will issue to certain affiliates of Easton-Babcock warrants to purchase 926,000 shares of Common Stock at $35.50 per share. Although the Easton-Babcock Transaction is expected to close by April 30, 1998, no assurance can be given that all or part of the transaction will be consummated.


Financing Activities

     Set forth below is a summary description of the recent financing activities of the Company and the Operating Partnership:

     January 1998 Offering. On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering (the "January 1998 Offering") for net proceeds of approximately $68.2 million.

     February 1998 Debt Offering. On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008 (the "February 1998 Debt Offering").

     February 1998 Common Stock Offerings. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings (the "February 1998 Common Stock Offerings") for net proceeds of approximately $51.2 million.

     March 1998 Offering. On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering (the "March 1998 Offering") for net proceeds of approximately $14.2 million.


     Possible Environmental Liabilities

     Under various Federal, state and local laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act or "CERCLA," and common law, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property as well as certain other costs, including governmental fines and injuries to persons and property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACM"), and third parties may seek recovery from owners or operators of real property for personal injuries associated with ACM. A number of Properties contain ACM or material that is presumed to be ACM. In connection with the ownership and operation of its properties, the Company may be liable for such costs. In addition, it is not unusual for property owners to encounter on-site contamination caused by off-site sources, and the presence of hazardous or toxic substances at a site in the vicinity of a property could require the property owner to participate in remediation activities in certain cases or could have an adverse effect on the value of such property. In a few situations, contamination from adjacent properties has migrated onto property owned by the Company; however, based on current information, management of the Company does not believe that any significant remedial action is necessary at these affected sites.

     As of the date hereof, substantially all of the Properties have been subjected to a Phase I environmental assessment and/or assessment update. These assessments have not revealed, nor is management of the Company aware of, any environmental liability that it believes would have a material adverse effect on the Company's financial position, operations or liquidity taken as a whole. This projection, however, could prove to be incorrect depending on certain factors. For example, the Company's assessments may not reveal all environmental liabilities, or may underestimate the scope and severity of environmental conditions observed, with the result that there may be material environmental liabilities of which the Company is unaware, or material environmental liabilities may have arisen after the assessments were performed of which the Company is unaware. In addition, assumptions regarding groundwater flow and the existence and source of contamination are based on available sampling data, and there are no assurances that the data is reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties, or by third parties unrelated to the Company.

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


Impact of Year 2000 Issue

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. The Company has reviewed the impact of Year 2000 issues and does not expect any remedial actions taken with respect thereto to materially adversely affect its business, operations or financial condition.

FASB Statement No. 128

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. FASB Statement No. 128 requires the restatement of prior period earnings per share and requires the disclosure of additional supplemental information detailing the calculation of earnings per share.

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. It is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement No. 128 requirements.


Funds From Operations and Cash Available for Distributions

     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below. FFO and cash available for distributions should not be considered as alternatives to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

     FFO means net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the years ended December 31, 1997 and 1996 are summarized in the following table (in thousands):



                                                                                Year Ended
                                                                               December 31,
                                                                         -------------------------
                                                                             1997          1996
                                                                         ------------   ----------
FFO:
Income before minority interest and extraordinary item ...............    $  92,584      $ 48,242
Add (deduct):
  Dividends to preferred shareholders ................................      (13,117)           --
  Depreciation and amortization ......................................       47,533        22,095
  Minority interest in Crocker depreciation and amortization .........           --          (117)
  Third-party service company cash flow ..............................           --           400
                                                                          ---------      --------
   FFO before minority interest ......................................      127,000        70,620
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents .............................       (7,035)       (2,603)
  Amortization of deferred financing costs ...........................        2,256         1,911
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ........................................       (4,401)       (3,554)
   Second generation tenant improvements paid ........................       (9,889)       (3,471)
   Second generation lease commissions paid ..........................       (5,535)       (1,426)
                                                                          ---------      --------
     Cash available for distribution .................................    $ 102,396      $ 61,477
                                                                          =========      ========
Weighted average shares/units outstanding (1) -- basic ...............       46,422        30,219
                                                                          =========      ========
Weighted average shares/units outstanding (1) -- diluted .............       46,813        30,442
                                                                          =========      ========
Dividend payout ratio:
  FFO ................................................................         72.4%         79.6%
                                                                          =========      ========
  Cash available from distribution ...................................         89.8%         91.4%
                                                                          =========      ========

----------
(1) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1998 (the "Proxy Statement") is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
         See Index on Page F-1

       3. Exhibits



Ex.            FN                                  Description
---------- --------- ----------------------------------------------------------------------
   2.1           (1) Master Agreement of Merger and Acquisition by and among the
                     Company, the Operating Partnership, Eakin & Smith, Inc. and the
                     partnerships and limited liability companies listed therein dated
                     April 1, 1996
  2.2            (2) Stock Purchase Agreement among AP CRTI Holdings, L.P., AEW
                     Partners, L.P., Thomas J. Crocker, Barbara F. Crocker, Richard S.
                     Ackerman and Robert E. Onisko and the Company and Cedar
                     Acquisition Corporation, dated April 29, 1996
  2.3            (2) Agreement and Plan of Merger by and among the Company, Crocker
                     RealtyTrust, Inc. and Cedar Acquisition Corporation, dated as of
                     April 29, 1996
  2.4            (3) Contribution and Exchange Agreement by and among Century Center group, the Operating Partnership and the Company, dated
                     December 31, 1996
  2.5            (3) Master Agreement of Merger and Acquisition by and among the
                     Company, the Operating Partnership, Anderson Properties, Inc.,
                     Gene Anderson, and the partnerships and limited liability
                     companies listed therein, dated January 31, 1997
  2.6            (4) Amended and Master Agreement of Merger and Acquisition dated
                     January 9, 1995 by and among Highwoods Realty Limited
                     Partnership, Forsyth Partners Holdings, Inc., Forsyth Partners
                     Brokerage, Inc., John L. Turner, William T. Wilson III, John E.
                     Reece II, H. Jack Leister and the partnerships and corporations listed therein
  2.7            (5) Master Agreement of Merger and Acquisition by and among the
                     Company, the Operating Partnership, Associated Capital Properties,
                     Inc. and its shareholders dated August 27, 1997
  2.8                Agreement and Plan of Merger by and among the Company, Jackson
                     Acquisition Corp. and J.C. Nichols Company dated December 22,
                       1997.
  3.1            (6) Amended and Restated Articles of Incorporation of the Company
  3.2            (7) Amended and Restated Bylaws of the Company
  4.1            (7) Specimen of certificate representing shares of Common Stock
  4.2            (8) Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                     Company of California, N.A. and Bankers Trust Company, dated as of March 1, 1994
  4.3            (9) Indenture among the Operating Partnership, the Company, and First
                     Union National Bank of North Carolina, dated as of December 1,
                       1996
  4.4            (9) Form of Notes due 2003
  4.5            (9) Form of Notes due 2006
  4.6         (10)   Specimen of certificate representing 8 5/8% Series A Cumulative
                     Redeemable Preferred Shares

Ex.                    FN                                    Description
--------------- ---------------- -------------------------------------------------------------------
    4.7           (11)           Specimen of certificate representing 8% Series B Cumulative
                                 Redeemable Preferred Shares
    4.8                          Purchase Agreement between the Company, UBS Limited and Union
                                 Bank of Switzerland, London Branch, dated as of August 28, 1997
    4.9                          Forward Stock Purchase Agreement between the Company and Union
                                 Bank of Switzerland, London Branch, dated as of August 28, 1997
    4.10          (12)           Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank
    4.11          (13)           Form of Notes due 2008
    4.12          (13)           Form of MandatOry Par Put Remarketed Securities due 2013
    4.13          (13)           Form of Remarketing Agreement among the Operating Partnership, the Company and Merrill Lynch, Pierce, Fenner & Smith
    4.14          (14)           Credit Agreement among the Operating Partnership, the Company, the
                                 Subsidiaries named therein and the Lenders named therein, dated as of September 27, 1996
    4.15                         Credit Agreement among the Operating Partnership, the Company, the
                                 Subsidiaries named therein and the Lenders named therein, dated as of December 15, 1997
    4.16                         Agreement to furnish certain instruments defining the rights of long-term debt holders
   10.1              (7)         Amended and Restated Agreement of Limited Partnership of the
                                 Operating Partnership
   10.2           (10)           Amendment to Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership with respect to Series A
                                 Preferred Units
   10.3           (15)           Amendment to Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change in control
   10.4           (11)           Amendment to Amended and Restated Agreement of Limited
                                 Partnership of the Operating Partnership with respect to Series B
                                 Preferred Units
   10.5           (16)           Form of Registration Rights and Lockup Agreement among the
                                 Company and the Holders named therein, which agreement is
                                 signed by all Common Unit holders
   10.6           (16)           Articles of Incorporation of Highwoods Services, Inc.
   10.7           (16)           Bylaws of Highwoods Services, Inc.
   10.8           (17)(18)       Amended and Restated 1994 Stock Option Plan
   10.9           (18)           1997 Performance Award Plan
   10.10          (18)           1997 Unit Option Plan
  10.11(a)        (16)(18)       Employment Agreement between the Company and the Operating
                                 Partnership and John L. Turner
  10.11(b)         (1)(18)       Employment Agreement between the Company and the Operating
                                 Partnership and John W. Eakin
  10.11(c)         (3)(18)       Employment Agreement between the Company and the Operating
                                 Partnership and Gene H. Anderson
  10.11(d)        (18)           Employment Agreement between the Company and the Operating
                                 Partnership and James R. Heistand
  10.12(a)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and Ronald P. Gibson
  10.12(b)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and John L. Turner
  10.12(c)        (18)(19)       Executive Supplemental Employment Agreement between the
                                 Company and Edward J. Fritsch

Ex.                     FN                                    Description
---------------- ---------------- ------------------------------------------------------------------
   10.12(d)        (18)(19)       Executive Supplemental Employment Agreement between the
                                  Company and Carman J. Liuzzo
   10.12(e)        (18)(19)       Executive Supplemental Employment Agreement between the
                                  Company and Mack D. Pridgen, III
    10.13             (4)         Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
    10.14             (1)         Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
    10.15                         Form of warrants to purchase Common Stock of the Company issued to James R. Heistand and certain other shareholders of Associated
                                  Capital Properties, Inc.
      21                          Schedule of subsidiaries of the Company
      23                          Consent of Ernst & Young
      27                          Financial Data Schedule

----------
(1) Filed as a part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(2) Filed as a part of the Company's Current Report on Form 8-K dated April 29, 1996 and incorporated herein by reference.

(3) Filed as a part of the Company's Current Report on Form 8-K dated January 9, 1997 and incorporated herein by reference.

(4) Filed as part of Registration Statement 33-88364 with the Securities and Exchange Commission and incorporated herein by reference.

(5) Filed as a part of the Company's Current Report on Form 8-K dated August 27, 1997 and incorporated herein by reference.

(6) Filed as part of the Company's Current Report on September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997, each of which is incorporated herein by reference.

(7) Filed as part of Registration Statement 33-76952 with the Securities and Exchange Commission and incorporated herein by reference.

(8) Filed by Crocker Realty Trust, Inc. as part of Registration Statement No. 33-88482 filed with the Securities and Exchange Commission and incorporated herein by reference.

(9) Filed as a part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

(10) Filed as a part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(11) Filed as a part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(12) Filed as a part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(13) Filed as a part of the Company's Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference.

(14) Filed as part of the Company's Current Report on Form 8-K dated September 27, 1996 and incorporated herein by reference.

(15) Filed as a part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(16) Filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(17) Filed as a part of the Company's proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders

(18) Management contract or compensatory plan.

(19) Terms of the agreement are disclosed in the Company's proxy statement on
     Schedule 14A relating to the 1998 Annual Meeting of Stockholders under the caption "Executive Compensation -- Employment Agreements," which section is incorporated as an exhibit to this Form 10-K. As of the date hereof, such agreement is subject to final documentation.

      The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

(b)  Reports on Form 8-K.

     On October 14, 1997, the Company filed a current report on Form 8-K, dated October 4, 1997, reporting under item 5 of the Form the authorization of a dividend of one preferred share purchase right for each outstanding share of common stock, pursuant to a Rights Agreement between the Company and First Union National Bank, as rights agent.

     On October 16, 1997, the Company filed a current report on Form 8-K, dated October 1, 1997, reporting under item 2 of the Form the closing of a business combination with Associated Capital Properties, Inc. and related property portfolio acquisition. The report included audited financial statements of Associated Capital Properties, Inc. for the year ended December 31, 1996 and of the 1997 Pending Acquisitions for the year ended December 31, 1996.

     On January 6, 1998, the Company filed a current report on Form 8-K, dated January 22, 1998, reporting under item 5 of the Form that it had entered into an agreement to merge with J.C. Nichols Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 31, 1998.


                                        HIGHWOODS PROPERTIES, INC.

                                      By: /s/   RONALD P. GIBSON
                                          -------------------------------------

                                          Ronald P. Gibson, President and
                                          Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



               Signature                             Title                    Date
--------------------------------------   ----------------------------   ---------------
/s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of       March 31, 1998
-------------------------------------    Directors
 O. Temple Sloan, Jr.
/s/  RONALD P. GIBSON                    President, Chief Executive     March 31, 1998
-------------------------------------    Officer and Director
 Ronald P. Gibson
/s/  JOHN L. TURNER                      Vice Chairman of the Board     March 31, 1998
-------------------------------------    and Chief Investment
 John L. Turner                          Officer

/s/  GENE H. ANDERSON                    Senior Vice President and      March 31, 1998
-------------------------------------    Director
 Gene H. Anderson
/s/  JOHN W. EAKIN                       Senior Vice President and      March 31, 1998
-------------------------------------    Director
 John W. Eakin
/s/  THOMAS W. ADLER                     Director                       March 31, 1998
-------------------------------------
 Thomas W. Adler
/s/  WILLIAM E. GRAHAM, JR.              Director                       March 31, 1998
-------------------------------------
 William E. Graham, Jr.
/s/  L. GLENN ORR, JR.                   Director                       March 31, 1998
-------------------------------------
 Glenn Orr, Jr.
/s/  WILLARD W. SMITH JR.                Director                       March 31, 1998
-------------------------------------
 Willard W. Smith Jr.
/s/  STEPHEN TIMKO                       Director                       March 31, 1998
-------------------------------------
 Stephen Timko

               Signature                             Title                     Date
--------------------------------------   -----------------------------   ---------------
/s/  WILLIAM T. WILSON III               Director                        March 31, 1998
-------------------------------------
 William T. Wilson III

/s/  CARMAN J. LIUZZO                    Vice President and Chief        March 31, 1998
-------------------------------------    Financial Officer (Principal
 Carman J. Liuzzo                        Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer


                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods Properties, Inc.
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 1997 and 1996 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995..    F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997,
   1996 and 1995 .........................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
   1995 ..................................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-20

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.

     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.




     ERNST & YOUNG LLP

Raleigh, North Carolina
February 20, 1998

                           HIGHWOODS PROPERTIES, INC.

                          Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)


                                                                                    December 31,
                                                                           ------------------------------
                                                                                1997             1996
                                                                           --------------   -------------
Assets
Real estate assets, at cost:
  Land and improvements ................................................     $  344,315      $  222,422
  Buildings and tenant improvements ....................................      2,194,641       1,152,990
  Development in process ...............................................         95,387          28,858
  Land held for development ............................................         64,454          14,668
  Furniture, fixtures and equipment ....................................          3,362           2,096
                                                                             ----------      ----------
                                                                              2,702,159       1,421,034
  Less -- accumulated depreciation .....................................        (87,505)        (43,160)
                                                                             ----------      ----------
  Net real estate assets ...............................................      2,614,654       1,377,874
Cash and cash equivalents ..............................................         10,146          11,070
Restricted cash ........................................................          9,341           8,539
Accounts receivable net of allowance of $555 and $286 at December 31,
  1997 and 1996, respectively ..........................................         17,701           9,039
Advances to related parties ............................................          9,072           2,406
Accrued straight line rents receivable .................................         13,033           6,185
Other assets:
  Deferred leasing costs ...............................................         21,688           9,601
  Deferred financing costs .............................................         22,294          21,789
  Prepaid expenses and other ...........................................         17,607           3,901
                                                                             ----------      ----------
                                                                                 61,589          35,291
  Less -- accumulated amortization .....................................        (13,230)         (6,964)
                                                                             ----------      ----------
                                                                                 48,359          28,327
                                                                             ----------      ----------
                                                                             $2,722,306      $1,443,440
                                                                             ==========      ==========
Liabilities and stockholders' equity
Mortgages and notes payable ............................................     $  978,558      $  555,876
Accounts payable, accrued expenses and other liabilities ...............         55,121          27,600
                                                                             ----------      ----------
  Total liabilities ....................................................      1,033,679         583,476
Minority interest ......................................................        287,186          89,617
Stockholders' equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference $1,000 per share),
  125,000 shares issued and outstanding at December 31, 1997 ...........        125,000              --
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share),
  6,900,000 shares issued and outstanding at December 31, 1997 .........        172,500              --
Common stock, $.01 par value, authorized 100,000,000 shares;
  issued and outstanding 46,838,600 at December 31, 1997 and
  35,636,155 at December 31, 1996 ......................................            468             356
Additional paid-in capital .............................................      1,132,100         780,562
Distributions in excess of net earnings ................................        (28,627)        (10,571)
                                                                             ----------      ----------
  Total stockholders' equity ...........................................      1,401,441         770,347
                                                                             ----------      ----------
                                                                             $2,722,306      $1,443,440
                                                                             ==========      ==========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                       Consolidated Statements of Income


               (Dollars in thousands, except per share amounts)


             For the Years Ended December 31, 1997, 1996 and 1995



                                                                             1997          1996         1995
                                                                         -----------   -----------   ----------
Revenue:
  Rental income ......................................................   $266,933      $130,848       $ 71,217
  Interest and other income ..........................................     7,537         7,078           2,305
                                                                         --------      --------       --------
Total revenue ........................................................   274,470       137,926          73,522
Operating expenses:
  Rental property ....................................................    76,743        35,313          17,049
  Depreciation and amortization ......................................    47,533        22,095          11,082
  Interest expense:
    Contractual ......................................................    45,138        24,699          12,101
    Amortization of deferred financing costs .........................     2,256         1,911           1,619
                                                                         --------      --------       --------
                                                                          47,394        26,610          13,720
  General and administrative .........................................    10,216         5,666           2,737
                                                                         --------      --------       --------
    Income before minority interest and extraordinary item ...........    92,584        48,242          28,934
Minority interest ....................................................   (15,106)       (6,782)         (4,937)
                                                                         --------      --------       --------
    Income before extraordinary item .................................    77,478        41,460          23,997
Extraordinary item -- loss on early extinguishment
  of debt ............................................................    (5,799)       (2,140)           (875)
                                                                         --------      --------       --------
    Net income .......................................................    71,679        39,320          23,122
Dividends on Preferred stock .........................................   (13,117)           --              --
                                                                         --------      --------       --------
  Net income available for common stockholders .......................   $58,562       $39,320        $ 23,122
                                                                         ========      ========       ========
Net income per common share -- Basic:
  Income before extraordinary item ...................................   $  1.66       $  1.59        $   1.55
  Extraordinary item -- loss on early extinguishment of debt .........     ( .15)        ( .08)          ( .06)
                                                                         --------      --------       --------
  Net income .........................................................   $  1.51       $  1.51        $   1.49
                                                                         ========      ========       ========
  Weighted average shares outstanding -- Basic .......................    38,770        26,111          15,487
                                                                         ========      ========       ========
Net income per common share -- Diluted:
  Income before extraordinary item ...................................   $  1.65       $  1.58        $   1.54
  Extraordinary item loss on early extinguishment of debt ............     ( .15)        ( .08)          ( .06)
                                                                         --------      --------       --------
  Net Income .........................................................   $  1.50       $  1.50        $   1.48
                                                                         ========      ========       ========
  Weighted average shares outstanding -- Diluted .....................    39,161        30,442          18,801
                                                                         ========      ========       ========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.


                Consolidated Statements of Stockholders' Equity


                            (Dollars in thousands)


            For the Years Ended December 31, 1997 and 1996 and 1995




                                                                                                Retained
                                                                                                Earnings
                                                       Series A    Series B    Additional    (Distributions
                                Number of    Common   Preferred   Preferred     Paid-In-      in Excess of
                                  Shares      Stock     Stock       Stock        Capital     Net Earnings)       Total
                              ------------- -------- ----------- ----------- -------------- --------------- --------------
 Balance at December 31,
  1994 ......................   8,986,190     $ 90    $     --    $     --     $  135,531      $     594      $  136,215
 Issuance of Common
  Stock .....................  10,418,221      104          --          --        219,717             --         219,821
 Common Stock
  Dividends .................          --       --          --          --             --        (25,348)        (25,348)
 Net income .................          --       --          --          --             --         23,122          23,122
                               ----------     ----    --------    --------     ----------      ---------      ----------
 Balance at December 31,
  1995 ......................  19,404,411      194          --          --        355,248         (1,632)        353,810
 Issuance of Common
  Stock .....................  15,976,161      160          --          --        419,892             --         420,052
 Common Stock
  Dividends .................          --       --          --          --             --        (48,259)        (48,259)
 Net income .................          --       --          --          --             --         39,320          39,320
 Shares issued upon
  redemption of
  Common Units ..............     255,583        2          --          --          5,422             --           5,424
                               ----------     ----    --------    --------     ----------      ---------      ----------
 Balance at December 31,
  1996 ......................  35,636,155      356          --          --        780,562        (10,571)        770,347
 Issuance of Common
  Stock .....................  10,702,215      107          --          --        349,147             --         349,254
 Series A Preferred Stock
  offering ..................          --       --     125,000          --         (3,191)            --         121,809
 Series B Preferred Stock
  offering ..................          --       --          --     172,500         (6,154)            --         166,346
 Common Stock
  Dividends .................                                                                    (76,618)        (76,618)
 Preferred Stock
  Dividends .................          --       --          --          --             --        (13,117)        (13,117)
 Net Income .................          --       --          --          --             --         71,679          71,679
 Shares issued upon
  redemption of
  Common Units ..............     500,230        5          --          --         11,736             --          11,741
                               ----------     ----    --------    --------     ----------      ---------      ----------
 Balance at December 31,
  1997 ......................  46,838,600     $468    $125,000    $172,500     $1,132,100      $ (28,627)     $1,401,441
                               ==========     ====    ========    ========     ==========      =========      ==========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
             For the Years Ended December 31, 1997, 1996 and 1995


                                                                             1997            1996            1995
                                                                        -------------   -------------   -------------
Operating activities:
Net income ..........................................................    $   71,679      $   39,320      $   23,122
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ......................................................        44,393          20,752          10,483
  Amortization ......................................................         5,396           3,254           2,218
  Loss on early extinguishment of debt ..............................         5,799           2,140             875
  Minority interest .................................................        15,106           6,485           4,937
  Changes in operating assets and liabilities:
   Accounts receivable ..............................................        (8,662)         (1,437)         (1,561)
   Prepaid expenses and other assets ................................        (3,270)           (776)           (173)
   Accrued straight line rents receivable ...........................        (6,848)         (2,778)         (1,519)
   Accounts payable, accrued expenses and other liabilities .........         6,599           4,357           4,787
                                                                         ----------      ----------      ----------
     Net cash provided by operating activities ......................       130,192          71,317          43,169
Investing activities:
Proceeds from disposition of real estate assets .....................         1,419             900           2,200
Additions to real estate assets .....................................      (465,066)       (181,444)       (130,411)
Advances to subsidiaries ............................................        (6,666)         (1,132)           (654)
Other assets and notes receivable ...................................       (18,580)         (3,626)         (1,123)
Cash from contributed net assets ....................................            --          20,711             549
Cash paid in exchange for net assets ................................       (35,390)       (322,276)         (6,593)
                                                                         ----------      ----------      ----------
   Net cash used in investing activities ............................      (524,283)       (486,867)       (136,032)
                                                                         ----------      ----------      ----------
Financing activities:
Distributions paid on Common Stock and Common Units .................       (88,397)        (55,515)        (29,845)
Dividends paid on Preferred Stock ...................................       (11,720)             --              --
Net proceeds from sale of Preferred Stock ...........................       288,155              --              --
Net proceeds from the sale of Common Stock ..........................       345,325         406,595         219,821
Payment of prepayment penalties .....................................        (6,945)         (1,184)         (1,046)
Borrowings on Revolving Loans .......................................       563,500         307,500          50,800
Repayment of Revolving Loans ........................................      (264,000)       (299,000)        (87,000)
Proceeds from mortgages and notes payable ...........................       100,000         213,500          90,250
Repayment of mortgages and notes payable ............................      (532,481)       (141,216)       (148,907)
Payment of deferred financing costs .................................          (270)        (10,898)           (630)
                                                                         ----------      ----------      ----------
   Net cash provided by financing activities ........................       393,167         419,782          93,443
                                                                         ----------      ----------      ----------
Net (decrease) increase in cash and cash equivalents ................          (924)          4,232             580
Cash and cash equivalents at beginning of the period ................        11,070           6,838           6,258
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of the period ......................    $   10,146      $   11,070      $    6,838
                                                                         ==========      ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................    $   51,283      $   26,039      $   11,965
                                                                         ==========      ==========      ==========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                            (Dollars in thousands)


             For the Years Ended December 31, 1997, 1996 and 1995

Supplemental disclosure of non-cash investing and financing activities:
The following summarizes the net assets contributed by the Common Unit holders of the Highwoods/Forsyth
     Limited Partnership (the "Operating Partnership") or acquired subject to mortgage notes payable:




                                                                         1997          1996          1995
                                                                     -----------   -----------   -----------
Assets:
Real estate assets, net ..........................................   $782,136      $625,137      $260,883
Cash and cash equivalents ........................................         --        20,711           549
Restricted cash ..................................................      2,727        11,476            --
Tenant leasing costs, net ........................................        131            --            --
Deferred financing costs, net ....................................        227         3,871           842
Accounts receivable and other ....................................        913         1,635         6,290
                                                                     --------      --------      --------
  Total assets ...................................................    786,134       662,830       268,564
                                                                     --------      --------      --------
Liabilities:
Mortgages and notes payable ......................................    555,663       244,129       210,728
Accounts payable, accrued expenses and other liabilities .........     19,527        19,142           549
                                                                     --------      --------      --------
  Total liabilities ..............................................    575,190       263,271       211,277
                                                                     --------      --------      --------
   Net assets ....................................................   $210,944      $399,559      $ 57,287
                                                                     ========      ========      ========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               December 31, 1997


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Organization and Formation of the Company

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern United States. The Company's assets include 342 suburban office properties, 139 industrial properties and 718 acres of undeveloped land suitable for future development.

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

     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:

   o Through the merger of Highwoods Properties Company ("HPC") into the Company certain investors received 476,190 shares of restricted Common Stock in exchange for their holdings in HPC.

   o The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties that were not owned by the Highwoods Group prior to the Initial Public Offering.

     For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately, $8,400,000 was distributed to the non-continuing partners of the Highwoods Group for their partnership interests in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Company issued approximately $4,200,000 of common partnership interests in the Operating Partnership ("Common Units"), assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.

   o The Company became the sole general partner of Highwoods/Forsyth Limited Partnership, formerly Highwoods Realty Limited Partnership (the "Operating Partnership"), by contributing its ownership interests in the 41 properties and its third-party fee business and all but $10,400,000 of the net proceeds of the Initial Public Offering in exchange for an approximate 88.3% interest in the Operating Partnership.

   o The Operating Partnership executed various option and purchase agreements whereby it paid approximately $81,352,000 in cash, issued 1,054,664 Common Units and assumed approximately $118,111,000 of indebtedness in exchange for fee simple interests in the 41 properties and the development land.

   o The Operating Partnership contributed the third-party management and development business and the third-party leasing business to Highwoods Services, Inc. (formerly Highwoods Realty Services, Inc. and Highwoods Leasing Company) in exchange for 100% of each company's non-voting common stock and 1% of each company's voting common stock.

                          HIGHWOODS PROPERTIES, INC.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

     Generally one year after issuance (the "lock-up period"), the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash. At December 31, 1997, the lock-up period had expired with respect to 3,805,392 of the 10,444,464 Common Units issued and outstanding.


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

     Minority interest represents the limited partnership interest in the Operating Partnership owned by Common Unit holders other than the Company. Per share information is calculated using the weighted average number of shares outstanding.

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

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


Restricted Cash

     The Company is required by a mortgage note to maintain various depository accounts, a cash collateral account and a contingency reserve account. All rents with respect to the collateralized properties are made payable to, and deposited directly in, the depository accounts, which are then transferred to the cash collateral account. Subsequent to payment of debt service and other required escrows, the residual balance of the cash collateral account is funded to the Company for capital expenditures and operations. The contingency reserve account is required to maintain a balance of $7,000,000. At December 31, 1997, the account balances were $8,624,090 including $7,069,186 in the contingency reserve account. At December 31, 1996, the account balances were $7,691,857 including $7,000,000 in the contingency reserve account.

     The Company is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1997 and 1996, $717,350 and $846,990, respectively, were escrowed for real estate taxes.


Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of the lease. Unpaid rents are included in accounts receivable. Certain lease agreements contain provisions which provide reimbursement of real estate taxes, insurance, advertising and certain common area maintenance ("CAM") costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties.


Deferred Lease Fees and Loan Costs

     Lease fees, concessions and loan costs are capitalized at cost and amortized over the life of the related lease or loan term, respectively.


Income Taxes

     The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. To maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income.

     No provision has been made for income taxes because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the period.


Concentration of Credit Risk

     Management of the Company performs ongoing credit evaluations of its tenants. The properties are leased to approximately 3,100 tenants, in 19 geographic locations, which engage in a wide variety of businesses. There is no dependence upon any single tenant.


Interest Rate Risk Management

     The Company may enter into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

                          HIGHWOODS PROPERTIES, INC.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

     The Company also utilizes interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument.

     The Company is exposed to certain losses in the event of non-performance by the counterparties under the collar and swap arrangements. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Revolving Loans and the variable rate mortgages, even if such rate were in excess of the rate in the collar and swap agreements. The Company would not realize a material loss as of December 31, 1997 in the event of non-performance by any one counterparty. Additionally, the Company limits the amount of credit exposure with any one institution.


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


Impact of Recently Issued Accounting Standards

     In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. SFAS 130 addresses reporting amounts of other comprehensive income and SFAS 131 addresses reporting segment information. The Company does not believe that the adoption of these new standards will have a material impact on its financial statements.


Reclassifications

     Certain amounts in the December 31, 1996 Financial Statements have been reclassified to conform to the December 31, 1997 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


2. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consisted of the following at December 31, 1997 and 1996 (in thousands):



                                                                 1997          1996
                                                             -----------   -----------
          Mortgage notes payable:
            7.9% mortgage note due 2001 ..................   $140,000      $140,000
            8.1% mortgage note due 2002 ..................     11,649            --
            9.0% mortgage note due 2005 ..................     39,630        40,168
            8.2% mortgage note due 2005 ..................     30,951        31,410
            8.0% mortgage note due 2006 ..................     43,465            --
            7.6% to 13% mortgage notes due between
             1999 and 2013 ...............................     66,681        73,719
            Variable rate mortgage note due 2000 .........         --        11,612
                                                             --------      --------
                                                              332,376       296,909
                                                             --------      --------
          Unsecured indebtedness:
            6.8% notes due in 2003 .......................    100,000       100,000
            7.19% notes due in 2004 ......................    100,000            --
            7.0% notes due in 2006 .......................    110,000       110,000
            7% and 9% notes due in 1997 ..................         --        11,595
            Variable rate note due in 1999 ...............     21,682        22,372
            Revolving Loan due in 1998 ...................     50,000            --
            Revolving Loan due in 1999 ...................    264,500        15,000
                                                             --------      --------
                                                              646,182       258,967
                                                             --------      --------
    Total ................................................   $978,558      $555,876
                                                             ========      ========

Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $719.4 million at December 31, 1997.

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

     Under the terms of the purchase agreement relating to the Mortgage Note Properties, the Financing Partnership may be obligated to pay NationsBank, N.A. a deferred contingent purchase price. This contingent payment, which will in no event exceed $4.4 million, is due on April 1, 1998 if the actual

                          HIGHWOODS PROPERTIES, INC.

2. MORTGAGES AND NOTES PAYABLE -- Continued

four-year cumulative cash flow of such properties exceeds the projected four-year cumulative cash flow. Based on the estimates of future operations, the Company does not believe that any deferred contingent purchase principal price will be payable.


Unsecured Indebtedness

     On November 26, 1996, the Company, through the Operating Partnership, issued $100,000,000 of unsecured 6 3/4% notes due December 1, 2003 and $110,000,000 of unsecured 7% notes due December 1, 2006. Interest on the notes is payable semi-annually on June 1 and December 1 commencing on June 1, 1997. In accordance with the terms of the Indenture under which the unsecured notes are issued, the Company is required to (a) limit its total indebtedness, (b) limit its level of secured debt, (c) maintain a minimum debt service coverage ratio and (d) maintain a minimum level of unencumbered assets. At December 31, 1997, the Company was in compliance with these covenants.

     On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of X-POSSM, which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Put Option Notes. The X-POSSM bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The Put Option Notes are subject to the same covenants as the unsecured 6 3/4% and 7% notes described above.

     In September 1996, the Company obtained a $280,000,000 unsecured revolving loan which matures on October 31, 1999. Borrowings under such revolving loan will adjust based upon the Company's senior unsecured debt rating with a range of 30-day LIBOR plus 100 basis points to LIBOR plus 175 basis points. The Company had $15,500,000 in available borrowings under this loan at December 31, 1997. At December 31, 1997, the rate was set at 30-day LIBOR plus 100 basis points and the effective interest rate was 6.97%. In December 1997, the Company obtained a $150,000,000 unsecured revolving loan which matures on June 30, 1998. Borrowings under such revolving loan will be based on the 30-day LIBOR rate plus 90 basis points. At December 31, 1997 the effective interest rate was 6.84%. The Company had $100,000,000 in available borrowings under this loan at December 31, 1997. The terms of each of the revolving loans require the Company to pay a commitment fee equal to .15% to .25% of the unused portion of such revolving loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1997, the Company was in compliance with these covenants.


Other Information


     The Company has entered into an interest swap agreement with a financial institutions to effectively fix the interest rate on the variable rate mortgages and variable rate notes at a rate of 6.95%. At December 31, 1997, the notional amounts of the interest rate swaps equaled the outstanding balance of the indebtedness. The swap expires in June 2000 and had a cost basis of $334,000 at December 31, 1997.

     To limit increases in interest expense on $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans"), the Company has purchased an interest rate collar which

                          HIGHWOODS PROPERTIES, INC.

2. MORTGAGES AND NOTES PAYABLE -- Continued

limits its exposure to an increase in 30-day LIBOR to 6.25% through November 2001. The initial premium used to acquire the $80,000,000 interest rate collar is being amortized over the term of the collar. The cost basis of the collar was $2,457,000 at December 31, 1997.

     Net payments made to counterparties under the above interest rate protection agreement were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from counterparties were $167,000 in 1996, and $385,000 in 1995 and were recorded as a reduction of interest expense.

     In anticipation of a 1998 debt offering, on September 17, 1997, the Company entered into a swap agreement with a notional amount of $114 million. The swap agreement has a termination date of April 10, 1998, and carries a fixed rate of 6.3% which is a combination of the treasury rate plus the swap spread and the forward premium. The estimated fair value of the swap agreement at December 31, 1997 was ($4.8 million).

     The aggregate maturities of the mortgage and notes payable at December 31, 1997 are as follows (in thousands):


  1998 .................   $ 54,737
  1999 .................    291,541
  2000 .................     21,529
  2001 .................    143,630
  2002 .................     14,504
  Thereafter ...........    452,617
                           --------
                           $978,558
                           ========

     Total interest capitalized was $7,238,000 in 1997, $2,935,000 in 1996, and $507,000 in 1995.

3. EMPLOYEE BENEFIT PLANS


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


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of

                          HIGHWOODS PROPERTIES, INC.

3. EMPLOYEE BENEFIT PLANS -- Continued

50% of employee contributions. During 1997, 1996 and 1995, the Company contributed $353,000, $160,000, and $51,000, respectively to the Plan. Administrative expenses of the plan are paid by the Company.


Employee Stock Purchase Plan

     In August 1997, the Company instituted an Employee Stock Purchase Plan ("ESPP") for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. As of December 31, 1997, 5,839 shares of Common Stock have been purchased under the ESPP for the year.


4. RENTAL INCOME

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

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1997, are as follows (in thousands):


  1998 ......................   $  327,950
  1999 ......................      274,130
  2000 ......................      214,538
  2001 ......................      150,889
  2002 ......................       95,660
  Thereafter ................      262,215
                                ----------
                                $1,325,382
                                ==========

5. RELATED PARTY TRANSACTIONS

     The Company makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum, are due on demand and totaled $7,022,000 at December 31, 1997 and $2,406,000 at December 31, 1996. The Company recorded interest income from these advances of $142,000, $91,000 and $43,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On October 1, 1997, the Company transferred title to the Ivy Distribution Center in Winston-Salem, North Carolina to a limited liability company controlled by an executive officer of the Company for $2,050,000. The Company accepted a note receivable of $2,050,000 as consideration for this transaction which approximated the carrying value of the property. The note bears interest at 8% per annum and is payable in full on September 1, 1998. The Company recorded interest income of $41,000 for the year ended December 31, 1997.

                          HIGHWOODS PROPERTIES, INC.

5. RELATED PARTY TRANSACTIONS -- Continued

     On March 18, 1997, the Company purchased 5.68 acres of development land in Raleigh, North Carolina for $1,298,959 from a partnership in which an executive officer and director and an additional director of the Company each has an 8.5% limited partnership interest.

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


6. STOCKHOLDER'S EQUITY


Common Stock Distributions

     Distributions paid on Common Stock were $1.98, $1.86 and $1.75 per share for the years ended December 31, 1997, 1996 and 1995 respectively.

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:



                                            1997         1996         1995
                                         ----------   ----------   ----------
          Per Share:
           Ordinary income ...........    $  1.39      $  1.50      $  1.63
           Capital gains .............         --          .01           --
           Return of capital .........        .59          .35          .12
                                          -------      -------      -------
  Total ..............................    $  1.98      $  1.86      $  1.75
                                          =======      =======      =======

     The Company's tax return for the year ended December 31, 1997, has not been filed, and the taxability information for 1997 is based upon the best available data. The Company's tax returns have not been examined by the Internal Revenue Service, and therefore the taxability of distributions is subject to change.

     The tax basis of the Company's assets and liabilities are $2,307,497,000 and $1,035,558,000 respectively.

     On February 4, 1998, the Board of Directors declared a Common Stock distribution of $.51 per share payable on February 21, 1997, to stockholders of record on February 14, 1997.


Preferred Stock

     On February 7, 1997, the Company issued 125,000 Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by Highwood's Board of Directors (the "Board"), out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.2 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of Highwoods, which may include shares of other series of preferred shares.

                          HIGHWOODS PROPERTIES, INC.

6. STOCKHOLDER'S EQUITY -- Continued

     The Company's 1997 distributions of $69.24 per Series A Preferred Share will be taxed as ordinary income.

     On September 22, 1997, the Company issued 6,900,000 Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by Highwood's Board of Directors (the "Board"), out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of Highwoods, which may include shares of other series of preferred shares.

     The Company's 1997 distributions of $.44 per Series B Preferred Share will be taxed as ordinary income.


Shareholder Rights Plan

     On October 4, 1997, the Board declared a dividend on one preferred share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on October 16, 1997. Each Right entitles the registered holder to purchase one-hundredth of a Participating Preferred Share for an exercise price of $140.00 per one-hundredth of a Participating Preferred Share, subject to adjustment as provided in the Rights Agreement. The Rights will generally be exercisable only if a person or group acquires 15% or more of the Common Shares or announces a tender offer for 15% or more of the Common Shares. The Rights will expire on October 6, 2007, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.


Dividend Reinvestment Plan

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


Forward Share Purchase Agreement

     On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland the ("August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998 is less than the Forward Price, the Company will pay the difference of UBS/LB in cash or shares of Common Stock, at the Company's option.

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


7. EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share," which is effective for financial statements for periods ending after December 15, 1997. FASB Statement No. 128 requires the restatement of prior period earnings per share and requires the disclosure of additional supplemental information detailing the calculation of earnings per share.

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. It is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:



                                                                      1997               1996             1995
                                                               ------------------   --------------   --------------
Numerator:
  Net income ...............................................     $ 92,584,000       $48,242,000      $28,934,000
  Non-convertible preferred stock dividends (2) ............      (13,117,000)              --               --
  Minority interest ........................................      (15,106,000)      (6,782,000)      (4,937,000)
  General partner's portion of extraordinary item ..........       (5,799,000)      (2,140,000)        (875,000)
                                                                 ------------       -----------      -----------
Numerator for basic earnings per share -- income
   available to common stockholders ........................       58,562,000       39,320,000       23,122,000
  Effect of dilutive securities:
   Minority interest .......................................               --(1)     6,782,000        4,937,000
   Minority interest portion of extraordinary item .........               --(1)      (292,000)        (193,000)
                                                                 --------------     -----------      -----------
                                                                           --(1)     6,490,000        4,744,000
Numerator for diluted earnings per share -- income
  available to common stockholders -- after
  assumed conversions. .....................................       58,562,000       45,810,000       27,866,000
Denominator:
Denominator for basic earnings per share --
  weighted-average shares ..................................       38,770,000       26,111,000       15,487,000
  Effect of dilutive securites:
   Employee stock options (2) ..............................          317,846          189,620           90,041
   Warrants (2) ............................................           73,310           32,258           13,794
   Common Units converted ..................................               --(1)     4,108,765        3,210,000
                                                                 --------------     -----------      -----------
  Dilutive potential common shares .........................          391,156        4,330,643        3,313,835
Denominator for diluted earnings per share --
  adjusted weighted average shares and assumed
  conversions ..............................................       39,161,156       30,441,643       18,800,835
Basic earnings per share ...................................     $       1.51       $     1.51       $     1.49
                                                                 ==============     ===========      ===========
Diluted earnings per share .................................     $       1.50       $     1.50       $     1.48
                                                                 ==============     ===========      ===========

----------

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)



(1) 7,651,935 in Common Units and the related $13,960,000 in minority interest, net $1,146,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(2) For additional disclosures regarding outstanding preferred stock, the employee stock options, and the warrants, see Notes 3, 6 and 8.

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million. On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million. (See Note 12.)


8. STOCK OPTIONS AND WARRANTS

     As of December 31, 1997, 2,364,027 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four or five-year period beginning with the date of grant. In 1997, the Company adopted a Unit Option Plan whereby no limit was placed on the number of authorized Common Units reserved for future issuances. Common Unit options are similar to non-qualified stock options except that the holder is entitled to purchase Common Units in the Operating Partnership. Each Common Unit received upon the exercise of a Common Unit option may be redeemed by the holder thereof for the cash value of one share of Common Stock. The Company intends to allow holders of the Common Unit options to convert them to non-qualified stock options upon approval by the stockholders of the Company.

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

     Under SFAS 123, a public entity must estimate the fair value of a stock option by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Company used to develop its pro forma disclosures. However, as previously noted, the Company does not believe that such models provide a reliable single measure of the fair value of employee stock options. Furthermore, the Black-Scholes model was developed for use in estimating the fair value of traded options that have

                          HIGHWOODS PROPERTIES, INC.

8. STOCK OPTIONS AND WARRANTS -- Continued

no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 1997 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted average expected life of the options of five years. The fair values of the 1996 and 1995 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.47%; expected volatility of .182; dividend yield of 7.07% and a weighted-average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:




                                                                              Year ended
                                                                             December 31
                                                              ------------------------------------------
                                                                  1997           1996           1995
                                                              ------------   ------------   ------------
    Net income -- as reported .............................     $ 58,562       $ 39,320       $ 23,122
    Net income -- pro forma ...............................     $ 57,841       $ 38,861       $ 22,999
    Net income per share -- basic (as reported) ...........     $   1.51       $   1.51       $   1.49
    Net income per share -- diluted (as reported) .........     $   1.50       $   1.50       $   1.48
    Net income per share -- basic (pro forma) .............     $   1.49       $   1.49       $   1.49
    Net income per share -- diluted (pro forma) ...........     $   1.48       $   1.49       $   1.48

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 1997, 1996 and 1995:



                                                 Options Outstanding
                                           --------------------------------
                                                                  Weighted
                                                                  Average
                                                 Number           Exercise
                                                of Shares          Price
                                           ------------------   -----------
 Balances at December 31, 1994 .........          326,000        $  21.00
 Options granted .......................          400,000           22.09
 Options canceled ......................          (28,680)          23.22
 Options exercised .....................           (8,000)          21.00
                                                  -------        --------
 Balances at December 31, 1995 .........          689,320           21.54
 Options granted .......................          586,925           28.27
 Options canceled ......................               --              --
 Options exercised .....................          (10,545)          20.75
                                                  -------        --------
 Balances at December 31, 1996 .........        1,265,700           24.67
 Options granted .......................        2,250,765(1)        32.90
 Options canceled ......................          (76,040)          22.20
 Options exercised .....................         (117,428)          21.84
                                                -----------      --------
 Balances at December 31, 1997 .........        3,322,997(1)     $  30.40
                                                ===========      ========

----------

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)



(1) Includes 1,134,310 Common Unit Options granted pursuant to the Operating Partnership's 1997 Unit Option Plan.



                                 Options Exercisable
                              -------------------------
                                              Weighted
                                              Average
                               Number of      Exercise
                                 Shares        Price
                              -----------   -----------
December 31, 1995 .........     48,000      $ 21.00
December 31, 1996 .........    225,350      $ 21.74
December 31, 1997 .........    686,870      $ 30.94

     Exercise prices for options outstanding as of December 31, 1997 ranged from $20.75 to $35.50. The weighted average remaining contractual life of those options is 9.0 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1997, 1996 and 1995 was $3.23, $3.10 and $1.90, respectively.


     Warrants

     In connection with various acquisitions in 1997, 1996 and 1995, the Company issued warrants to certain officers and directors.



                               Number of      Exercise
Date of Issuance                Warrants       Price
---------------------------   -----------   -----------
    February 1995 .........     100,000       $ 21.00
    April 1996 ............     150,000       $ 28.00
    October 1997 ..........   1,479,290       $ 32.50
    December 1997 .........     120,000       $ 34.13
                              ---------
      Total ...............   1,849,290
                              =========

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance and are exercisable as of December 31, 1996. The warrants granted in October 1997 do not have an expiration date.


9. COMMITMENTS AND CONTINGENCIES


     Lease

     Certain properties in the portfolio are subject to land leases expiring through 2082. Rental payments on these leases are either adjusted annually based on the consumer price index or based on a predetermined schedule.

     For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

                          HIGHWOODS PROPERTIES, INC.

9. COMMITMENTS AND CONTINGENCIES -- Continued

     The obligation for future minimum lease payments is as follows (in thousands):


        1998 ...............   $ 1,130
        1999 ...............     1,155
        2000 ...............     1,166
        2001 ...............     1,182
        2002 ...............     1,169
        Thereafter .........    60,151
                               -------
                               $65,953
                               =======

     Litigation

     The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. These matters are generally covered by insurance or indemnities. All of these matters, taken together, are not expected to have a material adverse effect on the accompanying consolidated financial statements notwithstanding possible insurance recovery.


     Contracts

     The Company has entered into construction contracts totaling $150.4 million at December 31, 1997. The amounts remaining on these contracts as of December 31, 1997, totaled $69.0 million.

     The Company has entered into a contract under which it is committed to acquire 36 acres of land over a three-year period for an aggregate purchase price of approximately $6,000,000. The seller has the option to elect to receive the purchase price in either cash or Common Units valued at $26.67 per Common Unit.

     The Company has also entered into a contract under which it is committed to acquire 18 acres of land on or before August 1, 1998, for an aggregate purchase price of approximately $2,032,000.


     Capital Expenditures

     The Company presently has no plans for major capital improvements to the existing properties, other than an $8 million renovation of the common areas of a 639,000 square foot property acquired in the ACP transaction. A reserve has been established to cover the cost of the renovations.


     Environmental Matters

     Substantially all of the Company's properties have been subjected to Phase I environmental assessments and/or updates. Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.


     Employment Agreements

     As the Company has expanded into new markets, it has sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Accordingly, in connection with joining the Company as executive officers as a result of such business combinations, former executive officers have entered into employment agreements with the Company.

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


10. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values . The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997, were as follows (in thousands):



                                                                 Carrying        Fair
                                                                  Amount         Value
                                                                ----------   ------------
           Cash and cash equivalents ........................   $ 19,487       $ 19,487
           Accounts and notes receivable ....................   $ 17,701       $ 17,701
           Mortgages and notes payable ......................   $978,558       $995,180
           Interest rate collar and swap agreements .........   $  2,791       $   (259)

     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1997, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair values of the Company's interest rate swap and interest rate collar agreements represent the estimated amount the Company would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 1997. Although management is not aware of any factors that would have a material effect on the fair value mounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


11. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1996: (1) the 1996 acquisition of 91 properties at an initial cost of $704 million, (2) the 1997 acquisition of 176 properties at an initial cost of $1.1 billion, (3) the Summer 1996 and December 1996 Common Stock offerings, (4) the November 1996 issuance of $210 million of unsecured notes, (5) the 1997 Series A and Series B Preferred Stock Offerings, (6) the June 1997 X-POS Offering and (7) the August and October 1997 Offerings.

     Pro forma interest expense was calculated based on the indebtedness outstanding after debt repayment and using the effective interest rate on such indebtedness. In connection with various transactions, the Company issued Common Units and shares of Common Stock totaling approximately 6.7 million and
1.3 million in 1997 and 1996, respectively, which were recorded at their fair market value upon the closing date of the transactions.

                          HIGHWOODS PROPERTIES, INC.

11. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED) -- Continued



                                                   Pro Forma Year Ended     Pro Forma Year Ended
                                                     December 31, 1997       December 31, 1996
                                                  ----------------------   ---------------------
                                                     (in thousands, except per share amounts)
      Revenues ................................         $ 352,279                $ 313,166
      Net Income before
       Extraordinary Item .....................         $  69,977                $  44,138
      Net Income ..............................         $  64,178                $  41,998
      Net Income per Share -- basic ...........         $    1.38                $     .90
      Net Income per Share -- diluted .........         $    1.37                $     .90

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.


12. SUBSEQUENT EVENTS


     Recent Acquisitions

     In closings on December 23, 1997 and January 8, 1998, the Company completed a business combination with Riparius Development Corporation in Baltimore, Maryland involving the acquisition of a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 10-1 additional acres of development land to be acquired over the next three years (the "Riparius Transaction"). As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Company has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

     On February 4, 1998, the Company acquired substantially all of a portfolio consisting of 28 office properties encompassing 787,000 rentable square feet, seven service center properties encompassing 471,000 square feet and 66 acres of development land in Tampa, Florida (the "Garcia Transaction"). The cost of the Garcia Transaction consists of a cash payment of approximately $87 million and the assumption of approximately $24 million in secured debt. The Company expects to close on the one remaining property by April 4, 1998.


     Pending Acquisitions

     On December 22, 1997, the Company entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols Transaction").

     J.C. Nichols owns or has an ownership interest in 27 office properties encompassing approximately 1.5 million rentable square feet, 13 industrial properties encompassing approximately 337,000 square feet, 33 retail properties encompassing approximately 2.5 million rentable square feet and 16 multifamily communities with 1,816 apartment units in Kansas City, Missouri and Kansas. Additionally, J.C. Nichols has an ownership interest in 21 office properties encompassing approximately 1.3 million

                          HIGHWOODS PROPERTIES, INC.

12. SUBSEQUENT EVENTS -- Continued

rentable square feet, one industrial property encompassing approximately 200,000 rentable square feet and one multifamily community with 418 apartment units in Des Moines, Iowa.

     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Company would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive either 1.84 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration and the Company may limit the amount of Common Stock issued to 75% of the total consideration. The exchange ratio is fixed and reflects the average closing price of the Common Stock over the 20 trading days preceding the effective date of the Merger Agreement. The cost of the J.C. Nichols Transaction under the Merger Agreement is approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. If J.C. Nichols enters into a business combination with a third party or otherwise terminates the J.C. Nichols Transaction, such third party or J.C. Nichols may be required to pay the Company a break-up fee of up to $14.7 million plus expenses of $2.5 million. Under certain other circumstances, if the J.C. Nichols Transaction is terminated, the terminating party may be required to pay expenses of $2.5 million to the non-terminating party.

     No assurance can be given that all or part of the J.C. Nichols Transaction will be consummated or that, if consummated, it will follow the terms set forth in the Merger Agreement. As of the date hereof, certain third parties have expressed an interest to J.C. Nichols and/or certain of its shareholders in purchasing all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share. No assurance can be given that a third party will not make an offer to J.C. Nichols or its shareholders to purchase all or a portion of the outstanding J.C. Nichols Common Stock at a price in excess of $65 per share or that the board of directors of J.C. Nichols would reject any such offer. The Company and/or J.C. Nichols may terminate the Merger Agreement if the J.C. Nichols Transaction is not consummated by June 30, 1998.

     The Company has entered into an agreement with The Easton-Babcock Companies, a real estate operating company in Miami, Florida ("Easton-Babcock"), pursuant to which the Company will combine its property operations with Easton-Babcock and acquire a portfolio of 11 industrial properties encompassing 1.8 million rentable square feet, three office properties encompassing 197,000 rentable square feet and 110 acres of land for development, of which 88 acres will be acquired over a three-year period (the "Easton-Babcock Transaction"). As of December 31, 1997, the industrial properties to be acquired in the Easton-Babcock Transaction were 88% leased and the office properties to be acquired in the Easton-Babcock Transaction were 50% leased. The cost of the Easton-Babcock Transaction is $143 million and will consist of an undertermined combination of the issuance of Common Units, the assumption of mortgage debt and a cash payment. Also in connection with the Easton-Babcock Transaction, the Company will issue to certain affiliates of Easton-Babcock warrants to purchase 926,000 shares of Common Stock at $35.50 per share. No assurance can be given that all or part of the Easton-Babcock transaction will be consummated.


     Financing Activities

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million.

                          HIGHWOODS PROPERTIES, INC.

12. SUBSEQUENT EVENTS -- Continued

     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008.

     On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

     On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.


13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data for the years ended December 31, 1997 and 1996 is as follows (in thousands except per share amounts):

                                                       For the year ended December 31, 1996*
                               -------------------------------------------------------------------------------------
                                First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                               ---------------   ----------------   ---------------   ----------------   -----------
Revenues ...................      $ 23,757           $ 27,680          $ 36,329           $ 50,160       $137,926
                                  --------           --------          --------           --------       --------
Income before minority
  interest and extraordinary
  item .....................         9,002             10,134            14,223             14,883        48,242
Minority interest ..........        (1,571)            (1,753)           (1,881)            (1,577)       (6,782)
Extraordinary item .........            --                 --            (2,140)                --        (2,140)
                                  --------           --------          --------           --------       --------
Net (loss) income ..........      $  7,431           $  8,381          $ 10,202           $ 13,306       $39,320
                                  ========           ========          ========           ========       ========
Per Share:
  Income before
   extraordinary
   item -- Basic ...........      $   0.38           $   0.42          $   0.39           $   0.41       $  1.59
                                  ========           ========          ========           ========       ========
  Income before
   extraordinary
   item -- Diluted .........      $   0.38           $   0.42          $   0.39           $   0.40       $  1.58
                                  ========           ========          ========           ========       ========

                          HIGHWOODS PROPERTIES, INC.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued



                                                          For the year ended December 31, 1997*
                                  --------------------------------------------------------------------------------------
                                   First Quarter     Second Quarter     Third Quarter     Fourth Quarter        Total
                                  ---------------   ----------------   ---------------   ----------------   ------------
Revenues ......................   58,321            61,238             63,655            91,256             274,470
                                  ------            ------             ------            ------             -------
Income before minority
  interest and extraordinary
  item ........................   19,554            20,595             21,554            30,881              92,584
Minority interest .............   (3,129)           (3,295)            (3,448)           (5,234)            (15,106)
Extraordinary item ............   (3,337)              -0-             (1,328)           (1,134)             (5,799)
                                  ------            ------             ------            ------             -------
Net (loss) income .............   13,088            17,300             16,778            24,513              71,679
                                  ======            ======             ======            ======             =======
Preferred dividends ...........   (1,407)           (2,695)            (2,870)           (6,145)            (13,117)
                                  ------            ------             ------            ------             -------
Net income available for
  common stockholders .........   11,681            14,605             13,908            18,368              58,562
                                  ------            ------             ------            ------             -------
Per Share:
  Income before
   extraordinary
   item -- Basic ..............   $  .43            $  .41             $  .42            $  .42             $  1.66
                                  ======            ======             ======            ======             =======
  Income before extraordinary
   item -- Diluted ............   $  .43            $  .40             $  .42            $  .41             $  1.65
                                  ======            ======             ======            ======             =======

----------
* The total of the four quarterly amounts for net income per share do not equal the total for the year due to the use of a weighted average to compute the average number of shares outstanding.

                           HIGHWOODS PROPERTIES, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 1997
                                 (In thousands)


                                                                 Cost Capitalized
                                                                    Subsequent                 Gross Amount at
                                             Initial Cost         to Acquisition      Which Carried at Close of Period
                                                  Building &            Building &             Building &
       Description         Encumbrance    Land   Improvements   Land   Improvements    Land   Improvements   Total (16)
------------------------- ------------- ------- -------------- ------ -------------- ------- -------------- ------------
Ridgefield 200                1,685       636     3,607          --     176            636     3,783          4,419
Ridgefield 300                1,837       910    5,157           --      21            910    5,178          6,088
1765 The Exchange                --       767    6,325           --      66            767    6,391          7,158
Two Point Royal                  --     1,793   14,951           --      --          1,793   14,951         16,744
400 North Business Park          --       979    6,174           --      21            979    6,195          7,174
50 Glenlake                      --     2,500   20,000           --      60          2,500   20,060         22,560
6348 N.E. Expressway          1,437       277    1,646           --       7            277    1,653          1,930
6438 N.E. Expressway          1,629       181    2,225           --      27            181    2,252          2,433
Bluegrass Place 1                --       491    2,036           --      --            491    2,036          2,527
Bluegrass Place 2                --       412    2,555           --      --            412    2,555          2,967
1700 Century Circle              --     1,115    3,148           --     240          1,115    3,388          4,503
1800 Century Boulevard           --     1,441   28,939           --      98          1,441   29,037         30,478
1875 Century Boulevard           --        --    8,790           --      27             --    8,817          8,817
1900 Century Boulevard           --        --    4,721           --     138             --    4,859          4,859
2200 Century Parkway             --        --   14,318           --     231             --   14,549         14,549
2600 Century Parkway             --        --   10,357           --      11             --   10,368         10,368
2635 Century Parkway             --        --   21,230           --      80             --   21,310         21,310
2800 Century Parkway             --        --   20,149           --       6             --   20,155         20,155
Chattahoochee Avenue             --       248    1,840           --     175            248    2,015          2,263
Chastain Place I                 --       472    3,011           --     416            472    3,427          3,899
Corporate Lakes                  --     1,275    7,242           --     274          1,275    7,516          8,791
 Distribution Center
Cosmopolitan North               --     2,855    4,155           --     105          2,855    4,260          7,115
1035 Fred Drive                  --       270    1,246           --       1            270    1,247          1,517
1077 Fred Drive                  --       384    1,195           --      15            384    1,210          1,594
5125 Fulton Industrial           --       578    3,147           --      31            578    3,178          3,756
 Blvd
Fulton Corporate Center          --       542    2,048           --      26            542    2,074          2,616
Gwinnett Distribution            --     1,128    5,943           --     226          1,128    6,169          7,297
 Center
Kennestone Corporate             --       518    4,874           --      --            518    4,874          5,392
 Center
Lavista Business Park            --       821    5,244           --     211            821    5,455          6,276
Norcross, I, II                  --       326    1,989           --      --            326    1,989          2,315
Oakbrook I                    2,013       873    4,948           --      53            873    5,001          5,874
Oakbrook II                   3,463     1,579    8,950           --     563          1,579    9,513         11,092
Oakbrook III                  3,931     1,480    8,388           --     115          1,480    8,503          9,983
Oakbrook IV                   2,381       953    5,400           --      25            953    5,425          6,378
Oakbrook V                    5,664     2,206   12,501           --     149          2,206   12,650         14,856
Oakbrook Summitt              4,600       950    6,596           --      29            950    6,625          7,575
Oxford Lake Business             --       855    7,085           --       6            855    7,091          7,946
 Center
Southside Distribution           --       810    4,527           --      23            810    4,550          5,360
 Center
Steel Drive                      --       171    1,219           --      --            171    1,219          1,390
9690 Deereco Road                --     1,188   16,460           --      --          1,188   16,460         17,648
Atrium Building                  --     1,390    9,964           --      --          1,390    9,964         11,354
Business Center at               --       827    1,597           --      --            827    1,597          2,424
 Owings Mills-7
Business Center at               --       786    2,263           --      --            786    2,263          3,049
 Owings Mills-8
Business Center at               --       960    6,187           --      --            960    6,187          7,147
 Owings Mills-9
Grandview I                   5,154     1,895   10,739           --      56          1,895   10,795         12,690
Highwoods Square                 --     2,586   14,657           --     315          2,586   14,972         17,558
Highwoods Plaza                  --     1,772   10,042           --     128          1,772   10,170         11,942
One Boca Place                   --     5,736   32,505           --     336          5,736   32,841         38,577
4101 Stuart                      --        70      510           --     234             70      744            814
 Andrew Blvd.



                                                           Life on
                                                            Which
                            Accumulated      Date of     Depreciation
       Description         Depreciation   Construction   is Computed
------------------------- -------------- -------------- -------------
Ridgefield 200                   129         1987         5-40 yrs.
Ridgefield 300                   176         1989         5-40 yrs.
1765 The Exchange                 38         1983         5-40 yrs.
Two Point Royal                   16         1997         5-40 yrs.
400 North Business Park          114         1985         5-40 yrs.
50 Glenlake                       22         1997         5-40 yrs.
6348 N.E. Expressway              37         1978         5-40 yrs.
6438 N.E. Expressway              50         1981         5-40 yrs.
Bluegrass Place 1                 19         1995         5-40 yrs.
Bluegrass Place 2                 24         1996         5-40 yrs.
1700 Century Circle               87         1972         5-40 yrs.
1800 Century Boulevard           702         1975         5-40 yrs.
1875 Century Boulevard           213         1976         5-40 yrs.
1900 Century Boulevard           131         1971         5-40 yrs.
2200 Century Parkway             365         1971         5-40 yrs.
2600 Century Parkway             251         1973         5-40 yrs.
2635 Century Parkway             518         1980         5-40 yrs.
2800 Century Parkway             488         1983         5-40 yrs.
Chattahoochee Avenue              67         1970         5-40 yrs.
Chastain Place I                  91         1997         5-40 yrs.
Corporate Lakes                  195         1988         5-40 yrs.
 Distribution Center
Cosmopolitan North               104         1980         5-40 yrs.
1035 Fred Drive                   30         1973         5-40 yrs.
1077 Fred Drive                   29         1973         5-40 yrs.
5125 Fulton Industrial            77         1973         5-40 yrs.
 Blvd
Fulton Corporate Center           51         1973         5-40 yrs.
Gwinnett Distribution            143         1991         5-40 yrs.
 Center
Kennestone Corporate              87         1985         5-40 yrs.
 Center
Lavista Business Park            126         1973         5-40 yrs.
Norcross, I, II                   44         1970         5-40 yrs.
Oakbrook I                       179         1981         5-40 yrs.
Oakbrook II                      395         1983         5-40 yrs.
Oakbrook III                     313         1984         5-40 yrs.
Oakbrook IV                      183         1985         5-40 yrs.
Oakbrook V                       436         1985         5-40 yrs.
Oakbrook Summitt                 151         1981         5-40 yrs.
Oxford Lake Business             128         1985         5-40 yrs.
 Center
Southside Distribution           101         1988         5-40 yrs.
 Center
Steel Drive                       27         1975         5-40 yrs.
9690 Deereco Road                 17         1989         5-40 yrs.
Atrium Building                   10         1986         5-40 yrs.
Business Center at                 2         1989         5-40 yrs.
 Owings Mills-7
Business Center at                 2         1989         5-40 yrs.
 Owings Mills-8
Business Center at                 7         1988         5-40 yrs.
 Owings Mills-9
Grandview I                      364         1989         5-40 yrs.
Highwoods Square                 501         1989         5-40 yrs.
Highwoods Plaza                  344         1980         5-40 yrs.
One Boca Place                 1,101         1987         5-40 yrs.
4101 Stuart                       67         1984         5-40 yrs.
 Andrew Blvd.

                                                             Cost Capitalized
                                                                Subsequent                 Gross Amount at
                                        Initial Cost          to Acquisition       Which Carried at Close of Period
                                              Building &            Building &              Building &
     Description     Encumbrance     Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
-------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
4105 Stuart                --         26      189            --      13             26      202             228
 Andrew Blvd.
4109 Stuart                --         87      636            --       9             87      645             732
 Andrew Blvd.
4201 Stuart                --        110      809            --      28            110      837             947
 Andrew Blvd.
4205 Stuart                --        134      979            --      16            134      995           1,129
 Andrew Blvd.
4209 Stuart                --         91      665            --      18             91      683             774
 Andrew Blvd.
4215 Stuart                --        133      978            --      26            133    1,004           1,137
 Andrew Blvd.
4301 Stuart                --        232    1,702            --      33            232    1,735           1,967
 Andrew Blvd.
4321 Stuart                --         73      534            --       5             73      539             612
 Andrew Blvd.
First Citizens             --        647    5,528            --     153            647    5,681           6,328
English Oak             1,968        750    4,248            --      34            750    4,282           5,032
Laurel Oak              1,448        471    2,671            --     248            471    2,919           3,390
Live Oak                           1,403    5,611            --     563          1,403    6,174           7,577
Scarlet Oak             2,177      1,073    6,078            --      40          1,073    6,118           7,191
Twin Oaks               3,406      1,243    7,044            --      65          1,243    7,109           8,352
Willow Oak              1,234        442    2,505            --     206            442    2,711           3,153
Water Oak               5,097      1,623    9,196            --     482          1,623    9,678          11,301
Pinebrook                  --        846    4,739            --      41            846    4,780           5,626
Parkway Plaza              --      1,110    4,741            --     155          1,110    4,896           6,006
 Building 1
Parkway Plaza              --      1,694    6,777            --   1,009          1,694    7,786           9,480
 Building 2
Parkway Plaza              --      1,570    6,282            --     376          1,570    6,658           8,228
 Building 3
Parkway Plaza              --         --    2,438            --     510             --    2,948           2,948
 Building 6
Parkway Plaza              --         --    4,648            --      73             --    4,721           4,721
 Building 7
Parkway Plaza              --         --    4,698            --      30             --    4,728           4,728
 Building 8
Parkway Plaza              --         --    6,008            --      13             --    6,021           6,021
 Building 9
Steele Creek Park            (4)     499    1,998            --     146            499    2,144           2,643
 Building A
Steele Creek Park            (4)     110      441            --       8            110      449             559
 Building B
Steele Creek Park            (4)     188      751            --     292            188    1,043           1,231
 Building E
Steele Creek Park            (4)     196      783            --      25            196      808           1,004
 Building G-1
Steele Creek Park            (4)     169      677            --     153            169      830             999
 Building H
Steele Creek Park            (4)     148      592            --       5            148      597             745
 Building K
Center Point I          3,549      1,313    7,441            --      30          1,313    7,471           8,784
Center Point II            --      1,183    6,702             1   1,328          1,184    8,030           9,214
Center Point V             --        265    1,279            --     107            265    1,386           1,651
Fontaine I              3,520      1,219    6,907            --     191          1,219    7,098           8,317
Fontaine II             1,807        941    5,335            --     686            941    6,021           6,962
Fontaine III               --        853    4,833            --      78            853    4,911           5,764
Fontaine V              1,192        395    2,237            --      --            395    2,237           2,632
6348 Burnt Poplar          --        721    2,883            --       7            721    2,890           3,611
6350 Burnt Poplar          --        339    1,365            --       5            339    1,370           1,709
Deep River I            2,305      1,033    5,855            --     162          1,033    6,017           7,050
Copier Consultants           (3)     252    1,008            --      12            252    1,020           1,272
East - Building 01           (3)     377    1,510            --      46            377    1,556           1,933
East - Building 02           (3)     461    1,842            --      22            461    1,864           2,325
East - Building 03           (3)     321    1,283            --      61            321    1,344           1,665
East - Building 06         --        103      526            --     159            103      685             788
Hewlett Packard            --        149      727            --     193            149      920           1,069
Inacom                     --        106      478            --     293            106      771             877



                                                      Life on
                                                       Which
                       Accumulated      Date of     Depreciation
     Description     Depreciation   Construction    is Computed
-------------------- -------------- -------------- -------------
4105 Stuart                 15          1984         5-40 yrs.
 Andrew Blvd.
4109 Stuart                 42          1984         5-40 yrs.
 Andrew Blvd.
4201 Stuart                 59          1982         5-40 yrs.
 Andrew Blvd.
4205 Stuart                 65          1982         5-40 yrs.
 Andrew Blvd.
4209 Stuart                 47          1982         5-40 yrs.
 Andrew Blvd.
4215 Stuart                 70          1982         5-40 yrs.
 Andrew Blvd.
4301 Stuart                115          1982         5-40 yrs.
 Andrew Blvd.
4321 Stuart                 34          1982         5-40 yrs.
 Andrew Blvd.
First Citizens             523          1989         5-40 yrs.
English Oak                147          1984         5-40 yrs.
Laurel Oak                 128          1984         5-40 yrs.
Live Oak                   217          1989         5-40 yrs.
Scarlet Oak                216          1982         5-40 yrs.
Twin Oaks                  236          1985         5-40 yrs.
Willow Oak                  95          1982         5-40 yrs.
Water Oak                  370          1985         5-40 yrs.
Pinebrook                   43          1986         5-40 yrs.
Parkway Plaza              264          1982         5-40 yrs.
 Building 1
Parkway Plaza              471          1983         5-40 yrs.
 Building 2
Parkway Plaza              404          1984         5-40 yrs.
 Building 3
Parkway Plaza              108          1996         5-40 yrs.
 Building 6
Parkway Plaza              241          1985         5-40 yrs.
 Building 7
Parkway Plaza              240          1986         5-40 yrs.
 Building 8
Parkway Plaza              308          1984         5-40 yrs.
 Building 9
Steele Creek Park          187          1989         5-40 yrs.
 Building A
Steele Creek Park           33          1985         5-40 yrs.
 Building B
Steele Creek Park           93          1985         5-40 yrs.
 Building E
Steele Creek Park           67          1989         5-40 yrs.
 Building G-1
Steele Creek Park          108          1987         5-40 yrs.
 Building H
Steele Creek Park           43          1985         5-40 yrs.
 Building K
Center Point I             246          1988         5-40 yrs.
Center Point II            257          1996         5-40 yrs.
Center Point V              31          1997         5-40 yrs.
Fontaine I                 229          1985         5-40 yrs.
Fontaine II                320          1987         5-40 yrs.
Fontaine III               172          1988         5-40 yrs.
Fontaine V                  74          1990         5-40 yrs.
6348 Burnt Poplar          208          1990         5-40 yrs.
6350 Burnt Poplar           99          1992         5-40 yrs.
Deep River I               226          1989         5-40 yrs.
Copier Consultants          73          1990         5-40 yrs.
East - Building 01         131          1990         5-40 yrs.
East - Building 02         134          1986         5-40 yrs.
East - Building 03         103          1986         5-40 yrs.
East - Building 06          28          1997         5-40 yrs.
Hewlett Packard             88          1996         5-40 yrs.
Inacom                      61          1996         5-40 yrs.

                                                                   Cost Capitalized
                                                                      Subsequent
                                            Initial Cost            to Acquisition
                                                  Building &                Building &
       Description       Encumbrance     Land   Improvements      Land    Improvements
------------------------ ------------- -------- -------------- ---------- --------------
East - Building A               (3)      541      2,913              --     279
East - Building B               (3)      779      3,200              --     255
East - Building C               (3)    2,384      9,535              --     298
East - Building D             --         271      3,213              --     654
Service Center 1                (3)      275      1,099              --      81
Service Center 2                (3)      222        889              --      20
Service Center 3                (3)      304      1,214              --      62
Service Center 4                (3)      224        898              --      12
Service Court                   (3)      194        774              --      36
Warehouse 1                     (3)      384      1,535              --      39
Warehouse 2                     (3)      372      1,488              --      28
Warehouse 3                     (3)      370      1,480              --      26
Warehouse 4                     (3)      657      2,628              --      28
Highland Industries             (3)      175        699              --       7
206 South Westgate Dr.        --          91        664              --      64
207 South Westgate Dr.        --         138      1,012              --       8
300 South Westgate Dr.        --          68        496              --       3
305 South Westgate Dr.        --          30        220              --      17
307 South Westgate Dr.        --          66        485              --       6
309 South Westgate Dr.        --          68        496              --      13
311 South Westgate Dr.        --          75        551              --      26
315 South Westgate Dr.        --          54        396              --       7
317 South Westgate Dr.        --          81        597              --       7
319 South Westgate Dr.        --          54        396              --       3
4600 Dundas Circle            --          62        456              --      26
4602 Dundas Circle            --          68        498              --      18
7906 Industrial               --          62        455              --       5
 Village Rd.
7908 Industrial               --          62        455              --      11
 Village Rd.
7910 Industrial               --          62        455              --      14
 Village Rd.
Airpark North - DC1             (3)      723      2,891              --      57
Airpark North - DC2             (3)    1,094      4,375              --      83
Airpark North - DC3             (3)      378      1,511              --     240
Airpark North - DC4             (3)      377      1,508              --      75
2606 Phoenix Dr. - 100        --          63        466              --      --
2606 Phoenix Dr. - 200        --          63        466              --       3
2606 Phoenix Dr. - 300        --          31        229              --      37
2606 Phoenix Dr. - 400        --          52        382              --       8
2606 Phoenix Dr. - 500        --          64        471              --       9
2606 Phoenix Dr. - 600        --          78        575              --      10
2616 Phoenix Dr.              --         135        990              --      44
5 Dundas Circle               --          72        531              --      10
7 Dundas Circle               --          75        552              --      11
8 Dundas Circle               --          84        617              --      18
9 Dundas Circle               --          51        373              --       3
302 Pomona Dr.                --          84        617              --      42
304 Pomona Dr.                --          22        163              --      --
306 Pomona Dr.                --          50        368              --       8
308 Pomona Dr.                --          72        531              --       2
500 Radar Rd.                 --         202      1,484              --      82
502 Radar Rd.                 --          39        285              --      43
504 Radar Rd.                 --          39        285              --       3
506 Radar Rd.                 --          39        285              --       5
Regency One                   --         515      2,352              --     571
Regency Two                   --         435      1,864              --     503
Sears Cenfact                 --         861      3,446              --      21
4000 Spring Garden St.        --         127        933              --      34
4002 Spring Garden St.        --          39        290              --       2
4004 Spring Garden St.        --         139      1,019              --      57
R.F. Micro Devices            --         512      7,674              --      --
West Airpark I                  (4)      954      3,817              --     365
West Airpark II                 (4)      887      3,536                (3)  138
West Airpark IV                 (4)      226        903              --     120
West Airpark V                  (4)      242        966              --      29



                                   Gross Amount at
                           Which Carried at Close of Period
                                                                                               Life on
                                                                                                Which
                                    Building &                  Accumulated      Date of     Depreciation
       Description         Land    Improvements   Total (16)  Depreciation   Construction    is Computed
------------------------ -------- -------------- ------------ -------------- -------------- -------------
East - Building A          541      3,192          3,733            272          1986         5-40 yrs.
East - Building B          779      3,455          4,234            290          1988         5-40 yrs.
East - Building C        2,384      9,833         12,217            729          1990         5-40 yrs.
East - Building D          271      3,867          4,138            107          1997         5-40 yrs.
Service Center 1           275      1,180          1,455             96          1985         5-40 yrs.
Service Center 2           222        909          1,131             64          1985         5-40 yrs.
Service Center 3           304      1,276          1,580            107          1985         5-40 yrs.
Service Center 4           224        910          1,134             65          1985         5-40 yrs.
Service Court              194        810          1,004             63          1990         5-40 yrs.
Warehouse 1                384      1,574          1,958            121          1985         5-40 yrs.
Warehouse 2                372      1,516          1,888            113          1985         5-40 yrs.
Warehouse 3                370      1,506          1,876            109          1986         5-40 yrs.
Warehouse 4                657      2,656          3,313            191          1988         5-40 yrs.
Highland Industries        175        706            881             51          1990         5-40 yrs.
206 South Westgate Dr.      91        728            819             41          1986         5-40 yrs.
207 South Westgate Dr.     138      1,020          1,158             63          1986         5-40 yrs.
300 South Westgate Dr.      68        499            567             31          1986         5-40 yrs.
305 South Westgate Dr.      30        237            267             14          1985         5-40 yrs.
307 South Westgate Dr.      66        491            557             32          1985         5-40 yrs.
309 South Westgate Dr.      68        509            577             31          1985         5-40 yrs.
311 South Westgate Dr.      75        577            652             41          1985         5-40 yrs.
315 South Westgate Dr.      54        403            457             25          1985         5-40 yrs.
317 South Westgate Dr.      81        604            685             39          1985         5-40 yrs.
319 South Westgate Dr.      54        399            453             25          1985         5-40 yrs.
4600 Dundas Circle          62        482            544             30          1985         5-40 yrs.
4602 Dundas Circle          68        516            584             34          1985         5-40 yrs.
7906 Industrial             62        460            522             28          1985         5-40 yrs.
 Village Rd.
7908 Industrial             62        466            528             30          1985         5-40 yrs.
 Village Rd.
7910 Industrial             62        469            531             31          1985         5-40 yrs.
 Village Rd.
Airpark North - DC1        723      2,948          3,671            212          1986         5-40 yrs.
Airpark North - DC2      1,094      4,458          5,552            324          1987         5-40 yrs.
Airpark North - DC3        378      1,751          2,129            147          1988         5-40 yrs.
Airpark North - DC4        377      1,583          1,960            114          1988         5-40 yrs.
2606 Phoenix Dr. - 100      63        466            529             29          1989         5-40 yrs.
2606 Phoenix Dr. - 200      63        469            532             30          1989         5-40 yrs.
2606 Phoenix Dr. - 300      31        266            297             16          1989         5-40 yrs.
2606 Phoenix Dr. - 400      52        390            442             27          1989         5-40 yrs.
2606 Phoenix Dr. - 500      64        480            544             33          1989         5-40 yrs.
2606 Phoenix Dr. - 600      78        585            663             37          1989         5-40 yrs.
2616 Phoenix Dr.           135      1,034          1,169             63          1985         5-40 yrs.
5 Dundas Circle             72        541            613             38          1987         5-40 yrs.
7 Dundas Circle             75        563            638             36          1986         5-40 yrs.
8 Dundas Circle             84        635            719             43          1986         5-40 yrs.
9 Dundas Circle             51        376            427             25          1986         5-40 yrs.
302 Pomona Dr.              84        659            743             40          1987         5-40 yrs.
304 Pomona Dr.              22        163            185             10          1987         5-40 yrs.
306 Pomona Dr.              50        376            426             27          1987         5-40 yrs.
308 Pomona Dr.              72        533            605             33          1987         5-40 yrs.
500 Radar Rd.              202      1,566          1,768            102          1981         5-40 yrs.
502 Radar Rd.               39        328            367             22          1986         5-40 yrs.
504 Radar Rd.               39        288            327             18          1986         5-40 yrs.
506 Radar Rd.               39        290            329             18          1986         5-40 yrs.
Regency One                515      2,923          3,438            173          1996         5-40 yrs.
Regency Two                435      2,367          2,802            149          1996         5-40 yrs.
Sears Cenfact              861      3,467          4,328            249          1989         5-40 yrs.
4000 Spring Garden St.     127        967          1,094             66          1983         5-40 yrs.
4002 Spring Garden St.      39        292            331             19          1983         5-40 yrs.
4004 Spring Garden St.     139      1,076          1,215             72          1983         5-40 yrs.
R.F. Micro Devices         512      7,674          8,186             40          1997         5-40 yrs.
West Airpark I             954      4,182          5,136            433          1984         5-40 yrs.
West Airpark II            884      3,674          4,558            290          1985         5-40 yrs.
West Airpark IV            226      1,023          1,249             95          1985         5-40 yrs.
West Airpark V             242        995          1,237             76          1985         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent                 Gross Amount at
                                               Initial Cost          to Acquisition       Which Carried at Close of Period
                                                     Building &            Building &              Building &
        Description         Encumbrance     Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
--------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
West Airpark VI                     (4)      326     1,308         --           89         326     1,397          1,723
7327 W. Friendly Ave.             --          60       441         --            6          60       447            507
7339 W. Friendly Ave.             --          63       465         --           14          63       479            542
7341 W. Friendly Ave.             --         113       831         --           64         113       895          1,008
7343 W. Friendly Ave.             --          72       531         --            7          72       538            610
7345 W. Friendly Ave.             --          66       485         --           11          66       496            562
7347 W. Friendly Ave.             --          97       709         --           57          97       766            863
7349 W. Friendly Ave.             --          53       388         --           13          53       401            454
7351 W. Friendly Ave.             --         106       778         --           28         106       806            912
7353 W. Friendly Ave.             --         123       901         --           12         123       913          1,036
7355 W. Friendly Ave.             --          72       525         --            7          72       532            604
Nations Bank Plaza                --         642     9,349         --           69         642     9,418         10,060
Brookfield Plaza               4,768       1,489     8,437         --          294       1,489     8,731         10,220
Brookfield-Jacobs-Sirrine      12,049      3,022    17,125         --           --       3,022    17,125         20,147
Brookfield-YMCA                  429          33       189         --            8          33       197            230
Patewood I                        --         942     5,066         --           --         942     5,066          6,008
Patewood II                       --         942     5,066         --           --         942     5,066          6,008
Patewood III                   5,417         835     4,733         --          141         835     4,874          5,709
Patewood IV                         (13)   1,210     6,856         --           --       1,210     6,856          8,066
Patewood V                     4,779       1,677     9,503         --           --       1,677     9,503         11,180
Patewood Business              2,576       1,312     7,436         --           25       1,312     7,461          8,773
 Center
Belfort Park I                    --       1,322     4,285         --           --       1,322     4,285          5,607
Belfort Park II                   --         831     5,066         --           --         831     5,066          5,897
Belfort Parkway III               --         647     4,063         --          387         647     4,450          5,097
The Cigna Building                --         381     1,592         --           --         381     1,592          1,973
Harry James Building              --         272     1,360         --           34         272     1,394          1,666
Independent Square                --       3,985    47,495         --           67       3,985    47,562         51,547
Three Oaks Plaza                  --       1,630    14,036         --          107       1,630    14,143         15,773
The Reflections                6,750         958     9,877         --            8         958     9,885         10,843
Southpoint Office                 --         594     3,987         --           (1)        594     3,986          4,580
 Building
Towermarc Plaza                   --       1,143     6,476         --            8       1,143     6,484          7,627
100 West Bay Street               --         184     4,750         --           54         184     4,804          4,988
 Building
Atrium I & II                     --       1,530     6,121         40          125       1,570     6,246          7,816
Centrum Building                  --       1,013     5,523         --           27       1,013     5,550          6,563
Medical Properties, Inc.          --         398     2,256         --            1         398     2,257          2,655
Highwoods Office                  --       1,005     3,816         --          714       1,005     4,530          5,535
 Center at Southwind
International Place               --       4,847    27,469         --        1,004       4,847    28,473         33,320
 Phase II
Kirby Centre                      --         525     2,973         --           13         525     2,986          3,511
Southwind Office                  --         996     5,643         --            4         996     5,647          6,643
 Center A
Southwind Office                  --       1,356     7,684         --           22       1,356     7,706          9,062
 Center B
Battlefield I                  2,717         774     4,387         --           --         774     4,387          5,161
Greenbrier Business            2,768         936     5,305         --           47         936     5,352          6,288
 Center
Riverside Plaza                   --       1,495     5,998        483           --       1,978     5,998          7,976
3401 Westend                      --       6,103    23,343         --          788       6,103    24,131         30,234
5310 Maryland Way                 --       1,923     7,360         --           12       1,923     7,372          9,295
BNA                            11,649         --    22,588         --          299          --    22,887         22,887
Century City Plaza I              --         903     3,612         --          153         903     3,765          4,668
Eastpark 1, 2, 3               4,099       3,137    11,842         --          497       3,137    12,339         15,476
Grassmere I                    2,856       1,251     7,091         --          373       1,251     7,464          8,715
Grassmere II                   4,401       2,260    12,804         --          130       2,260    12,934         15,194
Grassmere III                  5,053       1,340     7,592         --            5       1,340     7,597          8,937
Highwoods Plaza I                 --       1,772     6,380         --        2,596       1,772     8,976         10,748
Highwoods Plaza II                --       1,448     6,948         --          417       1,448     7,365          8,813
Harpeth II                        --       1,419     5,677          1          141       1,420     5,818          7,238
Harpeth on the                    --       1,658     6,633          2          121       1,660     6,754          8,414
 Green III
Harpeth on the                    --       1,709     6,835          5          355       1,714     7,190          8,904
 Green IV
Lakeview                          --       2,179     7,545         --          124       2,179     7,669          9,848



                                                             Life on
                                                              Which
                              Accumulated      Date of     Depreciation
        Description         Depreciation   Construction    is Computed
--------------------------- -------------- -------------- -------------
West Airpark VI                    137         1985         5-40 yrs.
7327 W. Friendly Ave.               27         1987         5-40 yrs.
7339 W. Friendly Ave.               31         1989         5-40 yrs.
7341 W. Friendly Ave.               55         1988         5-40 yrs.
7343 W. Friendly Ave.               33         1988         5-40 yrs.
7345 W. Friendly Ave.               33         1988         5-40 yrs.
7347 W. Friendly Ave.               57         1988         5-40 yrs.
7349 W. Friendly Ave.               27         1988         5-40 yrs.
7351 W. Friendly Ave.               53         1988         5-40 yrs.
7353 W. Friendly Ave.               56         1988         5-40 yrs.
7355 W. Friendly Ave.               33         1988         5-40 yrs.
Nations Bank Plaza                  52         1973         5-40 yrs.
Brookfield Plaza                   298         1987         5-40 yrs.
Brookfield-Jacobs-Sirrine          565         1990         5-40 yrs.
Brookfield-YMCA                      8         1990         5-40 yrs.
Patewood I                         112         1985         5-40 yrs.
Patewood II                        112         1987         5-40 yrs.
Patewood III                       195         1989         5-40 yrs.
Patewood IV                        226         1989         5-40 yrs.
Patewood V                         313         1990         5-40 yrs.
Patewood Business                  249         1983         5-40 yrs.
 Center
Belfort Park I                      23         1988         5-40 yrs.
Belfort Park II                     27         1988         5-40 yrs.
Belfort Parkway III                 21         1988         5-40 yrs.
The Cigna Building                   8         1972         5-40 yrs.
Harry James Building                 7         1982         5-40 yrs.
Independent Square                 287         1975         5-40 yrs.
Three Oaks Plaza                    74         1972         5-40 yrs.
The Reflections                     52         1985         5-40 yrs.
Southpoint Office                   21         1980         5-40 yrs.
 Building
Towermarc Plaza                    214         1991         5-40 yrs.
100 West Bay Street                 25         1964         5-40 yrs.
 Building
Atrium I & II                      162         1984         5-40 yrs.
Centrum Building                    41         1979         5-40 yrs.
Medical Properties, Inc.            74         1988         5-40 yrs.
Highwoods Office                     4         1997         5-40 yrs.
 Center at Southwind
International Place                931         1988         5-40 yrs.
 Phase II
Kirby Centre                       100         1984         5-40 yrs.
Southwind Office                   188         1991         5-40 yrs.
 Center A
Southwind Office                   255         1990         5-40 yrs.
 Center B
Battlefield I                      145         1987         5-40 yrs.
Greenbrier Business                176         1984         5-40 yrs.
 Center
Riverside Plaza                     32         1988         5-40 yrs.
3401 Westend                     1,068         1982         5-40 yrs.
5310 Maryland Way                  314         1994         5-40 yrs.
BNA                                985         1985         5-40 yrs.
Century City Plaza I               161         1987         5-40 yrs.
Eastpark 1, 2, 3                   611         1978         5-40 yrs.
Grassmere I                        260         1984         5-40 yrs.
Grassmere II                       446         1985         5-40 yrs.
Grassmere III                      251         1990         5-40 yrs.
Highwoods Plaza I                  406         1996         5-40 yrs.
Highwoods Plaza II                  40         1997         5-40 yrs.
Harpeth II                         195         1984         5-40 yrs.
Harpeth on the                     195         1987         5-40 yrs.
 Green III
Harpeth on the                     197         1989         5-40 yrs.
 Green IV
Lakeview                           323         1986         5-40 yrs.

                                                                   Cost Capitalized
                                                                      Subsequent                 Gross Amount at
                                             Initial Cost           to Acquisition       Which Carried at Close of Period
                                                   Building &             Building &              Building &
       Description        Encumbrance     Land   Improvements    Land  Improvements      Land    Improvements   Total (16)
------------------------- ------------- -------- -------------- ------ --------------- -------- -------------- ------------
EMI/Sparrow                       --    1,262      5,047          --          39       1,262      5,086          6,348
100 Winner's Circle               --    1,495      7,148          --          --       1,495      7,148          8,643
Campus Crusade                    --    1,505      9,875          --          --       1,505      9,875         11,380
ACP-W                             --    4,700     18,865          --          --       4,700     18,865         23,565
Corporate Square                  --      900      1,717          --           6         900      1,723          2,623
Executive Point Towers            --    2,200      7,230          --          30       2,200      7,260          9,460
Lakeview Office Park              --    5,400     13,998          --          60       5,400     14,058         19,458
201 Lee Road                      --    1,500      6,003          --          (2)      1,500      6,001          7,501
Metrowest I                    3,530    1,344      7,618          --          96       1,344      7,714          9,058
One Winter Park                2,354    1,000      3,652          --           5       1,000      3,657          4,657
The Palladium                     --    1,400      5,555          --          --       1,400      5,555          6,955
2699 Pine Street                  --    4,400     30,118          --          (1)      4,400     30,117         34,517
Premiere Point North              --      800      3,061          --          --         800      3,061          3,861
Premiere Point South              --      600      3,429          --          20         600      3,449          4,049
Shoppes of Interlachen         2,105    1,100      2,716          --           4       1,100      2,720          3,820
Signature Plaza                   --    4,300     30,611          --         129       4,300     30,740         35,040
Skyline Center                    --      700      2,773          --           4         700      2,777          3,477
Southwest Corporate            3,717      991      5,613          --          --         991      5,613          6,604
 Center
Blue Ridge II                     --      434         --          29       1,433         463      1,433          1,896
2500 Blue Ridge                   --      722      4,552          --         871         722      5,423          6,145
Qualex                            --      879      3,522          --           1         879      3,523          4,402
Fairfield II                      --      910      3,647          --         367         910      4,014          4,924
3600 Glenwood Avenue              --       --         --          --      10,994          --     10,994         10,994
ONCC - 3645 Trust Drive        1,778      520      2,949          --          50         520      2,999          3,519
4020 Roxboro                      --      675      2,708          --          49         675      2,757          3,432
4101 Roxboro                      --    1,059      4,243          --         186       1,059      4,429          5,488
Fairfield I                       --      805      3,227          --         105         805      3,332          4,137
4201 Building                     --    1,204      7,715          --       2,388       1,204     10,103         11,307
4301 Building                     --      900      7,425          --         607         900      8,032          8,932
4401 Building                     --    1,249      8,929          --       4,806       1,249     13,735         14,984
4501 Building                     --      785      4,448          --         675         785      5,123          5,908
4800 North Park                   --    2,678     17,673          --         233       2,678     17,906         20,584
4900 North Park                1,486      770      1,989          --         230         770      2,219          2,989
5000 North Park                   --    1,010      4,697          --         879       1,010      5,576          6,586
5200 Green's Dairy Road          593      169        959          --          17         169        976          1,145
5220 Green's Dairy Road        1,072      382      2,165          --          60         382      2,225          2,607
5301 Departure Drive           2,466      882      5,000          --           6         882      5,006          5,888
4000 Aerial Center                --      541      2,163          --           5         541      2,168          2,709
Amica                             --      289      1,544          --          52         289      1,596          1,885
Arrowwood                         --      955      3,406          --         202         955      3,608          4,563
Aspen                             --      560      2,104          --         244         560      2,348          2,908
Birchwood                         --      201        911          --          (4)        201        907          1,108
Cedar East                        --      563      2,498          --         238         563      2,736          3,299
Cedar West                        --      563      2,487          --         380         563      2,867          3,430
Colony Corporate Center           --      613      3,296          --         442         613      3,738          4,351
Concourse                         --      986     12,069          --         465         986     12,534         13,520
Cape Fear                         --      131         --          --       2,586         131      2,586          2,717
Creekstone Crossing               --      728      3,891          --          50         728      3,941          4,669
Cotton Building                   --      460      1,844          --         113         460      1,957          2,417
Catawba                           --      125         --          --       1,897         125      1,897          2,022
Cottonwood                        --      609      3,253          --           8         609      3,261          3,870
Cypress                           --      567      1,747          --         104         567      1,851          2,418
Dogwood                           --      766      2,790          --          (4)        766      2,786          3,552
EPA Annex/                        --    2,601     10,920          --          91       2,601     11,011         13,612
 Administration
Expressway One                    --      242         --           4       1,854         246      1,854          2,100
 Warehouse
Global Software                   --      465      5,358          --       2,127         465      7,485          7,950
Hawthorn                          --      904      3,782          --          73         904      3,855          4,759
Holiday Inn                       --      867      2,748          --         123         867      2,871          3,738
Holly                             --      300      1,170          --          18         300      1,188          1,488
Healthsource                      --    1,294     10,593          10       1,609       1,304     12,202         13,506
Highwoods Tower                   --      203     16,948          --         478         203     17,426         17,629
Ironwood                          --      319      1,276          --         215         319      1,491          1,810
Kaiser                            --      133      3,625          --          28         133      3,653          3,786



                                                           Life on
                                                            Which
                            Accumulated      Date of     Depreciation
       Description        Depreciation   Construction    is Computed
------------------------- -------------- -------------- -------------
EMI/Sparrow                      163         1982         5-40 yrs.
100 Winner's Circle                8         1987         5-40 yrs.
Campus Crusade                    52         1990         5-40 yrs.
ACP-W                             99       1966-1992      5-40 yrs.
Corporate Square                   9         1971         5-40 yrs.
Executive Point Towers            38         1978         5-40 yrs.
Lakeview Office Park              74         1975         5-40 yrs.
201 Lee Road                      31         1974         5-40 yrs.
Metrowest I                      260         1988         5-40 yrs.
One Winter Park                   19         1982         5-40 yrs.
The Palladium                     29         1988         5-40 yrs.
2699 Pine Street                 158         1980         5-40 yrs.
Premiere Point North              16         1983         5-40 yrs.
Premiere Point South              18         1983         5-40 yrs.
Shoppes of Interlachen            14         1987         5-40 yrs.
Signature Plaza                  164         1986         5-40 yrs.
Skyline Center                    15         1985         5-40 yrs.
Southwest Corporate              185         1984         5-40 yrs.
 Center
Blue Ridge II                    405         1988         5-40 yrs.
2500 Blue Ridge                  441         1982         5-40 yrs.
Qualex                           216         1985         5-40 yrs.
Fairfield II                     250         1989         5-40 yrs.
3600 Glenwood Avenue             218         1986         5-40 yrs.
ONCC - 3645 Trust Drive           97         1984         5-40 yrs.
4020 Roxboro                     168         1989         5-40 yrs.
4101 Roxboro                     269         1984         5-40 yrs.
Fairfield I                      206         1987         5-40 yrs.
4201 Building                  1,499         1991         5-40 yrs.
4301 Building                    554         1989         5-40 yrs.
4401 Building                  2,132         1987         5-40 yrs.
4501 Building                    591         1985         5-40 yrs.
4800 North Park                1,618         1985         5-40 yrs.
4900 North Park                  210         1984         5-40 yrs.
5000 North Park                  640         1980         5-40 yrs.
5200 Green's Dairy Road           36         1984         5-40 yrs.
5220 Green's Dairy Road           72         1984         5-40 yrs.
5301 Departure Drive             165         1984         5-40 yrs.
4000 Aerial Center                56         1992         5-40 yrs.
Amica                            191         1983         5-40 yrs.
Arrowwood                        389         1979         5-40 yrs.
Aspen                            234         1980         5-40 yrs.
Birchwood                        100         1983         5-40 yrs.
Cedar East                       287         1981         5-40 yrs.
Cedar West                       319         1981         5-40 yrs.
Colony Corporate Center          329         1985         5-40 yrs.
Concourse                      1,178         1986         5-40 yrs.
Cape Fear                      1,262         1980         5-40 yrs.
Creekstone Crossing              263         1990         5-40 yrs.
Cotton Building                   99         1972         5-40 yrs.
Catawba                        1,020         1980         5-40 yrs.
Cottonwood                       296         1983         5-40 yrs.
Cypress                          208         1980         5-40 yrs.
Dogwood                          248         1983         5-40 yrs.
EPA Annex/                       796         1966         5-40 yrs.
 Administration
Expressway One                   343         1990         5-40 yrs.
 Warehouse
Global Software                  557         1996         5-40 yrs.
Hawthorn                       1,701         1987         5-40 yrs.
Holiday Inn                      259         1984         5-40 yrs.
Holly                            121         1984         5-40 yrs.
Healthsource                     493         1996         5-40 yrs.
Highwoods Tower                2,986         1991         5-40 yrs.
Ironwood                         185         1978         5-40 yrs.
Kaiser                         1,175         1988         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent                 Gross Amount at
                                               Initial Cost          to Acquisition       Which Carried at Close of Period
                                                     Building &            Building &              Building &
        Description         Encumbrance     Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
--------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
Laurel                            --         884     2,537          --       13            884     2,550          3,434
Lake Plaza East                   --         856     4,893          --      644            856     5,537          6,393
Leatherwood                       --         213       851          --      243            213     1,094          1,307
MSA                               --         717     3,418          --    1,297            717     4,715          5,432
North Park Building One           --         405        --          --    3,273            405     3,273          3,678
Phase I                         1,988        768     4,353          --       43            768     4,396          5,164
W Building                     3,789       1,163     6,592          --      279          1,163     6,871          8,034
Pamlico                           --         269        --          20   10,868            289    10,868         11,157
Phoenix                           --         394     2,019          --       50            394     2,069          2,463
Rexwoods Center                     (4)      775        --         103    3,686            878     3,686          4,564
Rexwoods II                       --         355        --           7    1,823            362     1,823          2,185
Rexwoods III                      --         886        --          34    2,858            920     2,858          3,778
Rexwoods IV                       --         586        --          --    3,616            586     3,616          4,202
Riverbirch                        --         448        --          21    4,231            469     4,231          4,700
Situs I                           --         693     2,917          --    1,473            693     4,390          5,083
Six Forks Center I                --         666     2,688          --      262            666     2,950          3,616
Six Forks Center II               --       1,086     4,370          --      336          1,086     4,706          5,792
Six Forks Center III              --         862     4,444          --       93            862     4,537          5,399
Smoketree Tower                   --       2,353    11,922          --    1,959          2,353    13,881         16,234
South Square I                      (4)      606     3,785          --      415            606     4,200          4,806
South Square II                   --         525     4,742          --      159            525     4,901          5,426
Sycamore                          --         255        --          --    6,057            255     6,057          6,312
Triangle Business Center            (4)      377     4,004          --      660            377     4,664          5,041
 Building 2A
Triangle Business Center            (4)      118     1,225          --      192            118     1,417          1,535
 Building 2B
Triangle Business Center            (4)      409     5,349          --      571            409     5,920          6,329
 Building 3
Triangle Business Center            (4)      414     6,301          --      243            414     6,544          6,958
 Building 7
Willow Oak                        --         458     4,685          --    1,769            458     6,454          6,912
Highwoods Airport                 --         708     4,374          --    1,140            708     5,514          6,222
 Center
East Cary Street Building         --         171       685          --       48            171       733            904
DEQ Office                        --       1,324     5,305          --      154          1,324     5,459          6,783
DEQ Tech Center                   --         541     2,166          --      100            541     2,266          2,807
Grove Park I                      --         349     2,685          --       86            349     2,771          3,120
Highwoods One                     --       1,846     8,613          --    1,935          1,846    10,548         12,394
Highwoods Two                     --         785     5,170          --      756            785     5,926          6,711
Liberty Mutual Building        3,431       1,205     4,819          --      111          1,205     4,930          6,135
Markel American                     (5)      585     2,347          --      114            585     2,461          3,046
Aetna                             --       2,163     8,659          --      140          2,163     8,799         10,962
Proctor-Silex                       (5)    1,086     4,344          --       56          1,086     4,400          5,486
One Shockoe Plaza                 --          --        --          --   19,232             --    19,232         19,232
Westshore I                       --         358     1,431          --       23            358     1,454          1,812
Westshore II                      --         545     2,181          --       30            545     2,211          2,756
West Shore III                    --         961     3,601          --      592            961     4,193          5,154
Innsbrook Tech I                  --         264     1,058          --        7            264     1,065          1,329
Virginia Center                   --       1,438     5,858          --      257          1,438     6,115          7,553
Vantage Place II                  --         203       811          --       79            203       890          1,093
Vantage Place IV                  --         233       931          --       30            233       961          1,194
Vantage Place I                   --         235       940          --       31            235       971          1,206
Vantage Place III                 --         218       873          --      183            218     1,056          1,274
Vantage Point                     --       1,089     4,354          --      170          1,089     4,524          5,613
2828 Coral Way Building           --       1,100     4,303          --        6          1,100     4,309          5,409
Atrium at Coral Gables            --       3,000    16,528          --       29          3,000    16,557         19,557
Atrium West                     4,242      1,300     5,598          --       --          1,300     5,598          6,898
Avion Building                    --         800     4,357          --       --            800     4,357          5,157
Centrum Plaza                  2,861       1,000     3,574          --       --          1,000     3,574          4,574
Comeau Building                   --         460     3,719          --       --            460     3,719          4,179
Corporate Square                  --       1,750     3,402          --       22          1,750     3,424          5,174
Dadeland Office                6,579       3,700    18,571          --       51          3,700    18,622         22,322
 Complex
Desigh Center Plaza               --       1,000     4,040          --        3          1,000     4,043          5,043
Doral Financial Plaza             --       3,423    13,692          --       --          3,423    13,692         17,115
1800 Eller Drive                  --          --     9,724          --       71             --     9,795          9,795
Emerald Hills Plaza I             --       1,450     5,861          --       13          1,450     5,874          7,324



                                                             Life on
                                                              Which
                              Accumulated      Date of     Depreciation
        Description         Depreciation   Construction    is Computed
--------------------------- -------------- -------------- -------------
Laurel                             227         1982         5-40 yrs.
Lake Plaza East                    560         1984         5-40 yrs.
Leatherwood                        127         1979         5-40 yrs.
MSA                                220         1996         5-40 yrs.
North Park Building One             63         1997         5-40 yrs.
Phase I                            146         1981         5-40 yrs.
W Building                         220         1983         5-40 yrs.
Pamlico                          2,057         1980         5-40 yrs.
Phoenix                            191         1990         5-40 yrs.
Rexwoods Center                    836         1990         5-40 yrs.
Rexwoods II                        191         1993         5-40 yrs.
Rexwoods III                       473         1992         5-40 yrs.
Rexwoods IV                        417         1994         5-40 yrs.
Riverbirch                       1,050         1987         5-40 yrs.
Situs I                            274         1996         5-40 yrs.
Six Forks Center I                 162         1982         5-40 yrs.
Six Forks Center II                269         1983         5-40 yrs.
Six Forks Center III               386         1987         5-40 yrs.
Smoketree Tower                  1,373         1984         5-40 yrs.
South Square I                     407         1988         5-40 yrs.
South Square II                    448         1989         5-40 yrs.
Sycamore                            82         1997         5-40 yrs.
Triangle Business Center           609         1984         5-40 yrs.
 Building 2A
Triangle Business Center           144         1984         5-40 yrs.
 Building 2B
Triangle Business Center           785         1988         5-40 yrs.
 Building 3
Triangle Business Center           593         1988         5-40 yrs.
 Building 7
Willow Oak                         803         1995         5-40 yrs.
Highwoods Airport                   83         1997         5-40 yrs.
 Center
East Cary Street Building           20         1987         5-40 yrs.
DEQ Office                         296         1991         5-40 yrs.
DEQ Tech Center                    123         1991         5-40 yrs.
Grove Park I                        16         1997         5-40 yrs.
Highwoods One                      511         1996         5-40 yrs.
Highwoods Two                       48         1997         5-40 yrs.
Liberty Mutual Building            129         1990         5-40 yrs.
Markel American                    188         1988         5-40 yrs.
Aetna                              343         1989         5-40 yrs.
Proctor-Silex                      270         1986         5-40 yrs.
One Shockoe Plaza                  508         1996         5-40 yrs.
Westshore I                         61         1995         5-40 yrs.
Westshore II                        86         1995         5-40 yrs.
West Shore III                      35         1997         5-40 yrs.
Innsbrook Tech I                    65         1991         5-40 yrs.
Virginia Center                    509         1985         5-40 yrs.
Vantage Place II                    69         1987         5-40 yrs.
Vantage Place IV                    60         1988         5-40 yrs.
Vantage Place I                     62         1987         5-40 yrs.
Vantage Place III                   65         1988         5-40 yrs.
Vantage Point                      294         1990         5-40 yrs.
2828 Coral Way Building             23         1985         5-40 yrs.
Atrium at Coral Gables              87         1984         5-40 yrs.
Atrium West                         29         1983         5-40 yrs.
Avion Building                      14         1985         5-40 yrs.
Centrum Plaza                       19         1988         5-40 yrs.
Comeau Building                     20         1926         5-40 yrs.
Corporate Square                    18         1981         5-40 yrs.
Dadeland Office                     98         1972         5-40 yrs.
 Complex
Desigh Center Plaza                 21         1982         5-40 yrs.
Doral Financial Plaza               14         1987         5-40 yrs.
1800 Eller Drive                    51         1983         5-40 yrs.
Emerald Hills Plaza I               31         1979         5-40 yrs.

                                                                      Cost Capitalized
                                                                         Subsequent                 Gross Amount at
                                                 Initial Cost          to Acquisition       Which Carried at Close of Period
                                                       Building &            Building &              Building &
        Description         Encumbrance       Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
--------------------------- --------------- -------- -------------- ------ -------------- -------- -------------- ------------
Emerald Hills Plaza II             --       1,450      7,095         --       --          1,450      7,095          8,545
Gulf Atlantic Center               --          --     11,237         --       --             --     11,237         11,237
Palm Beach Gardens                 --       1,000      4,554         --       12          1,000      4,566          5,566
 Office Park
Pine Island Commons             3,089       1,750      4,216         --        6          1,750      4,222          5,972
Venture Corporate                  --       1,867      7,532         --       44          1,867      7,576          9,443
 Center I
Venture Corporate                  --       1,867      8,906         --        1          1,867      8,907         10,774
 Center II
Venture Corporate                  --       1,867      8,838         --       --          1,867      8,838         10,705
 Center III
5400 Gray Street                   --         350        295         --       --            350        295            645
Atrium                             --       1,639      9,286         --       61          1,639      9,347         10,986
Benjamin Center #7                 --         296      1,678         --       41            296      1,719          2,015
Benjamin Center #9                 --         300      1,699         --        1            300      1,700          2,000
Crossroads Office Center           --         561      3,375         --       27            561      3,402          3,963
Cypress West                    2,139         615      5,043         --      215            615      5,258          5,873
Day Care Center                    --          61        347         --       24             61        371            432
Expo Building                      --         171        969         --       21            171        990          1,161
Feathersound II                 2,319         800      7,362         --      168            800      7,530          8,330
Fireman's Fund Building            --         500      4,148         --       33            500      4,181          4,681
Grand Plaza (Office)               --       1,100      7,752         --       29          1,100      7,781          8,881
Grand Plaza (Retail)               --         840     10,754         --       --            840     10,754         11,594
Horizon                              (2)       --      6,174         --       --             --      6,174          6,174
Lakeside                             (2)       --      7,272         --        5             --      7,277          7,277
Lakepoint                            (2)    2,100     31,390         --       34          2,100     31,424         33,524
Lakeside Technology                --       1,325      8,164         --       32          1,325      8,196          9,521
 Center
Mariner Square                  2,508         650      2,855         --       --            650      2,855          3,505
Parkside                             (2)       --      9,285         --       27             --      9,312          9,312
Pavillion                            (2)       --     16,183         --       --             --     16,183         16,183
Progressive Insurance              --       1,366      7,742         --    1,370          1,366      9,112         10,478
Registry I                         --         744      4,216         --       97            744      4,313          5,057
Registry II                        --         908      5,147         --      166            908      5,313          6,221
Registry Square                    --         344      1,951         --       --            344      1,951          2,295
Sabal Business Center I            --         375      2,127         --       --            375      2,127          2,502
Sabal Business Center II        1,235         342      1,935         --       --            342      1,935          2,277
Sabal Business Center III         852         290      1,642         --       16            290      1,658          1,948
Sabal Business Center IV        2,107         819      4,638         --       --            819      4,638          5,457
Sabal Business Center V         2,532       1,026      5,813         --        3          1,026      5,816          6,842
Sabal Business Center VI        5,919       1,609      9,116         --       38          1,609      9,154         10,763
Sabal Business                  4,815       1,519      8,605         --       32          1,519      8,637         10,156
 Center VII
Sabal Lake Building                --         572      3,241         --      142            572      3,383          3,955
Sabal Park Plaza                   --         611      3,460         --        6            611      3,466          4,077
Sabal Tech Center                  --         548      3,107         --       --            548      3,107          3,655
Spectrum                             (2)    1,450     14,315         --       --          1,450     14,315         15,765
Sunrise Office Center              --         422      3,513         --       --            422      3,513          3,935
Telecom Technology                 --       1,250     11,336         --      172          1,250     11,508         12,758
 Center
Tower Place                        --       3,194     18,098         --      104          3,194     18,202         21,396
Zurn Building                      --         795      4,537         --       29            795      4,566          5,361
Blair Stone Building               --       1,550     33,262         --       --          1,550     33,262         34,812
Stratford                          --       2,777     11,459         --      105          2,777     11,564         14,341
Chesapeake                           (4)    1,236      4,944         --        8          1,236      4,952          6,188
Forsyth I                        1,963        326      1,850         --      450            326      2,300          2,626
370 Knollwood                        (3)    1,819      7,451         --      459          1,819      7,910          9,729
380 Knollwood                        (3)    2,977     11,912         --      687          2,977     12,599         15,576
3288 Robinhood                     --         290      1,159         --       85            290      1,244          1,534
101 S. Stratford-First             --       1,205      6,826         --       --          1,205      6,826          8,031
 Union
Consolidated Center I              --         625      2,130         --       --            625      2,130          2,755
Consolidated Center II             --         625      4,380         --       --            625      4,380          5,005
Consolidated Center III            --         680      3,525         --       --            680      3,525          4,205
Consolidated Center IV             --         376      1,629         --       --            376      1,629          2,005
Champion-Madison                   --       1,725      6,280         --       --          1,725      6,280          8,005
 Park II



                                                             Life on
                                                              Which
                              Accumulated      Date of     Depreciation
        Description         Depreciation   Construction    is Computed
--------------------------- -------------- -------------- -------------
Emerald Hills Plaza II             37          1979         5-40 yrs.
Gulf Atlantic Center               12          1986         5-40 yrs.
Palm Beach Gardens                 24          1984         5-40 yrs.
 Office Park
Pine Island Commons                22          1985         5-40 yrs.
Venture Corporate                  41          1982         5-40 yrs.
 Center I
Venture Corporate                  47          1982         5-40 yrs.
 Center II
Venture Corporate                  46          1982         5-40 yrs.
 Center III
5400 Gray Street                    2          1973         5-40 yrs.
Atrium                            309          1989         5-40 yrs.
Benjamin Center #7                 70          1991         5-40 yrs.
Benjamin Center #9                 56          1989         5-40 yrs.
Crossroads Office Center           18          1981         5-40 yrs.
Cypress West                       27          1985         5-40 yrs.
Day Care Center                    12          1986         5-40 yrs.
Expo Building                      32          1981         5-40 yrs.
Feathersound II                    39          1986         5-40 yrs.
Fireman's Fund Building            22          1982         5-40 yrs.
Grand Plaza (Office)               41          1985         5-40 yrs.
Grand Plaza (Retail)               57           N/A         5-40 yrs.
Horizon                            32          1980         5-40 yrs.
Lakeside                           38          1978         5-40 yrs.
Lakepoint                         165          1986         5-40 yrs.
Lakeside Technology                43          1984         5-40 yrs.
 Center
Mariner Square                     15          1973         5-40 yrs.
Parkside                           49          1979         5-40 yrs.
Pavillion                          85          1982         5-40 yrs.
Progressive Insurance             255          1988         5-40 yrs.
Registry I                        149          1985         5-40 yrs.
Registry II                       184          1987         5-40 yrs.
Registry Square                    64          1988         5-40 yrs.
Sabal Business Center I            70          1982         5-40 yrs.
Sabal Business Center II           64          1984         5-40 yrs.
Sabal Business Center III          55          1984         5-40 yrs.
Sabal Business Center IV          153          1984         5-40 yrs.
Sabal Business Center V           193          1988         5-40 yrs.
Sabal Business Center VI          301          1988         5-40 yrs.
Sabal Business                    284          1990         5-40 yrs.
 Center VII
Sabal Lake Building               114          1986         5-40 yrs.
Sabal Park Plaza                  114          1987         5-40 yrs.
Sabal Tech Center                 102          1989         5-40 yrs.
Spectrum                           75          1984         5-40 yrs.
Sunrise Office Center              18          1974         5-40 yrs.
Telecom Technology                 60          1991         5-40 yrs.
 Center
Tower Place                       599          1988         5-40 yrs.
Zurn Building                      24          1983         5-40 yrs.
Blair Stone Building              175          1994         5-40 yrs.
Stratford                         841          1991         5-40 yrs.
Chesapeake                        356          1993         5-40 yrs.
Forsyth I                         108          1985         5-40 yrs.
370 Knollwood                     639          1994         5-40 yrs.
380 Knollwood                     998          1990         5-40 yrs.
3288 Robinhood                    110          1989         5-40 yrs.
101 S. Stratford-First             22          1986         5-40 yrs.
 Union
Consolidated Center I               7          1983         5-40 yrs.
Consolidated Center II             14          1983         5-40 yrs.
Consolidated Center III            11          1989         5-40 yrs.
Consolidated Center IV              5          1989         5-40 yrs.
Champion-Madison                   20          1993         5-40 yrs.
 Park II

                                                                            Cost Capitalized
                                                                               Subsequent
                                               Initial Cost                  to Acquisition
                                                     Building &                           Building &
        Description         Encumbrance     Land   Improvements            Land         Improvements
--------------------------- ------------- -------- -------------- --------------------- --------------
USAIR Buildings                  --        2,625      14,889                  --          --
UCC Building 03                  --          429      1,771                   --         102
UCC Building 04                  --          514      2,058                   --         150
UCC SR-1                         --          276      1,155                   --          55
UCC SR-2 01/02                   --          215        859                   --         113
UCC SR-3                         --          167        668                   --          19
UCC W-1                          --          203        812                   --          --
UCC W-2                          --          196        786                   --           8
BMF Warehouse                      (1)       795      3,181                   --          --
LUWA Bahnson Building            --          346      1,384                   --           1
WP-3 & 4                           (1)       120        480                   --           2
WP-11                              (1)       393      1,570                   --          57
WP-12                              (1)       382      1,531                   --          34
WP-13                              (1)       297      1,192                   --          32
Fairchild Building               --          640      2,577                   --          --
WP-5                             --          178        590                   --         265
One Point Royal                  --           --          1                   --          --
EKA Chemicals                    --           --          1                   --          --
Glenlakes                        --           --         --                2,908          --
Northern Telecom                 --           --         (2)                  --          --
Newpoint Place III               --           --         --                  628          --
Newpoint Place                   --           --         --                1,550          --
Atlanta Tradeport                --           --         --                8,052          --
NationsFord Business             --        1,206         --                    5          --
 Park
Center Point VI                  --           --         --                  265          --
Airport Center Drive             --        1,600         --                 (565) (10)    --
Airpark East Expansion           --           --         --                1,280          --
Airpark East Land                --        1,932         --                 (616) (8)     --
Airpark North Land               --          804         --                   --          --
385 Building 1                   --        1,413      1,401                   --          81
385 Land                         --           --         --                1,800          --
Patewood VI                      --           --         --                   --          22
Belfort Park Land Annex          --           --         --                2,600          --
Southwind Land Annex             --           --         --                  679          --
Highwoods Plaza at               --           --         --                   --          29
 International Place
International Place              --           --         --                1,566          --
 Phase III
Ayers Land                       --           --         --                1,164          --
Cool Springs -                   --           --         --                3,089          --
 Building II
Grassmere                        --        1,779         --                   --          --
Ridge Development                --        1,960         --               (1,531) (11)    --
Grassmere/Thousdale              --          760         --                   --          --
 Land
Westwood South                   --           --         --                2,106          --
Maitland Building B              --           --         --                1,115          --
Maitland Building C              --           --         --                  743          --
Pine Street - Building II        --           --         --                2,000          --
Pine Street Parking              --           --         --                4,000          --
Capital Center                   --          851         --                 (629) (9)     --
Clintrials                       --           --         --                   --          209
Highwoods Health Club            --          142        564                   --         (26)
Highwoods Office                 --        1,555         49                 (839) (7)     --
 Center North
Highwoods Office                 --        2,518         --                   --          --
 Center South
Martin Land                      --           --         --                3,409          --
Creekstone Park                  --        1,255         --               (1,106) (6)     --
North Park - Wake Forest         --          962         --                  132          --
 - Land
Research Commons                 --        1,349         --                   --          --
Rexwoods V                       --           --         --                   --           3
Highwoods Distribution           --           --         --                3,270          --
 Center
East Shore One                   --           --         --                  114          --



                                       Gross Amount at
                              Which Carried at Close of Period
                                                                                                   Life on
                                                                                                    Which
                                       Building &                   Accumulated      Date of     Depreciation
        Description           Land    Improvements    Total (16)  Depreciation   Construction    is Computed
--------------------------- -------- -------------- ------------- -------------- -------------- -------------
USAIR Buildings              2,625      14,889           17,514          47        1970-1987      5-40 yrs.
UCC Building 03                429      1,873             2,302         136          1985         5-40 yrs.
UCC Building 04                514      2,208             2,722         170          1986         5-40 yrs.
UCC SR-1                       276      1,210             1,486          95          1983         5-40 yrs.
UCC SR-2 01/02                 215        972             1,187          89          1983         5-40 yrs.
UCC SR-3                       167        687               854          49          1984         5-40 yrs.
UCC W-1                        203        812             1,015          58          1983         5-40 yrs.
UCC W-2                        196        794               990          57          1983         5-40 yrs.
BMF Warehouse                  795      3,181             3,976         229          1986         5-40 yrs.
LUWA Bahnson Building          346      1,385             1,731         100          1990         5-40 yrs.
WP-3 & 4                       120        482               602          35          1988         5-40 yrs.
WP-11                          393      1,627             2,020         121          1988         5-40 yrs.
WP-12                          382      1,565             1,947         112          1988         5-40 yrs.
WP-13                          297      1,224             1,521          87          1988         5-40 yrs.
Fairchild Building             640      2,577             3,217         185          1990         5-40 yrs.
WP-5                           178        855             1,033         117          1995         5-40 yrs.
One Point Royal                 --          1                 1          --           N/A            N/A
EKA Chemicals                   --          1                 1          --           N/A            N/A
Glenlakes                    2,908         --             2,908          --           N/A            N/A
Northern Telecom                --         (2)               (2)         --           N/A            N/A
Newpoint Place III             628         --               628          --           N/A            N/A
Newpoint Place               1,550         --             1,550          --           N/A            N/A
Atlanta Tradeport            8,052         --             8,052          --           N/A            N/A
NationsFord Business         1,211         --             1,211          --           N/A            N/A
 Park
Center Point VI                265         --               265          --           N/A            N/A
Airport Center Drive         1,035         --             1,035          --           N/A            N/A
Airpark East Expansion       1,280         --             1,280          --           N/A            N/A
Airpark East Land            1,316         --             1,316          --           N/A            N/A
Airpark North Land             804         --               804          --           N/A            N/A
385 Building 1               1,413      1,482             2,895          13           N/A         5-40 yrs.
385 Land                     1,800         --             1,800          --           N/A            N/A
Patewood VI                     --         22                22          --           N/A            N/A
Belfort Park Land Annex      2,600         --             2,600          --           N/A            N/A
Southwind Land Annex           679         --               679          --           N/A            N/A
Highwoods Plaza at              --         29                29          --           N/A            N/A
 International Place
International Place          1,566         --             1,566          --           N/A            N/A
 Phase III
Ayers Land                   1,164         --             1,164          --           N/A            N/A
Cool Springs -               3,089         --             3,089          --           N/A            N/A
 Building II
Grassmere                    1,779         --             1,779          --           N/A            N/A
Ridge Development              429         --               429          --           N/A            N/A
Grassmere/Thousdale            760         --               760          --           N/A            N/A
 Land
Westwood South               2,106         --             2,106          --           N/A            N/A
Maitland Building B          1,115         --             1,115          --           N/A            N/A
Maitland Building C            743         --               743          --           N/A            N/A
Pine Street - Building II    2,000         --             2,000          --           N/A            N/A
Pine Street Parking          4,000         --             4,000          --           N/A            N/A
Capital Center                 222         --               222          --           N/A            N/A
Clintrials                      --        209               209          --           N/A            N/A
Highwoods Health Club          142        538               680          14           N/A         5-40 yrs.
Highwoods Office               716         49               765          13           N/A         5-40 yrs.
 Center North
Highwoods Office             2,518         --             2,518          --           N/A            N/A
 Center South
Martin Land                  3,409         --             3,409          --           N/A            N/A
Creekstone Park                149         --               149          --           N/A            N/A
North Park - Wake Forest     1,094         --             1,094          --           N/A            N/A
 - Land
Research Commons             1,349         --             1,349          --           N/A            N/A
Rexwoods V                      --          3                 3          --           N/A            N/A
Highwoods Distribution       3,270         --             3,270          --           N/A            N/A
 Center
East Shore One                 114         --               114          --           N/A            N/A

                                                                          Cost Capitalized
                                                                             Subsequent
                                                 Initial Cost              to Acquisition
                                                        Building &                 Building &
        Description         Encumbrance       Land    Improvements       Land    Improvements
--------------------------- ------------- ----------- -------------- ----------- --------------
East Shore Two                  --              --            --          907          --
End of Cox Road Land            --             966            --           --          --
Sadler & Cox Land               --              --            --          296          --
Development                     --              26            --           --          --
 Opportunity Strip
Virginia Mutual                 --              --            --          900          --
Tampa Fairgrounds               --           1,412         5,647           --          42
Fireman's fund Land             --              --            --        1,000          --
Tampa Bay Land                  --              --            --        2,000          --
Sabal Pavilion - Phase II       --              --            --          661          --
Sabal Industrial                --              --            --          301          --
 Park Land
West Point                      --           1,759            --         (518)(12)     --
                            ------           -----         -----        -----          --
 Business Park
                                          $365,276    $2,051,331      $43,493    $143,310
                                          ========    ==========      =======    ========



                                        Gross Amount at
                               Which Carried at Close of Period
                                                                                                     Life on
                                                                                                      Which
                                          Building &                  Accumulated      Date of     Depreciation
        Description             Land     Improvements   Total (16)  Depreciation   Construction    is Computed
--------------------------- ----------- -------------- ------------ -------------- -------------- -------------
East Shore Two                   907            --            907        --              N/A           N/A
End of Cox Road Land             966            --            966        --              N/A           N/A
Sadler & Cox Land                296            --            296        --              N/A           N/A
Development                       26            --             26        --              N/A           N/A
 Opportunity Strip
Virginia Mutual                  900            --            900        --              N/A           N/A
Tampa Fairgrounds              1,412         5,689          7,101         6              N/A           N/A
Fireman's fund Land            1,000            --          1,000        --              N/A           N/A
Tampa Bay Land                 2,000            --          2,000        --              N/A           N/A
Sabal Pavilion - Phase II        661            --            661        --              N/A           N/A
Sabal Industrial                 301            --            301        --              N/A           N/A
 Park Land
West Point                     1,241            --          1,241        --              N/A           N/A
                               -----         -----          -----        --
 Business Park
                            $408,769    $2,194,641     $2,603,410   $86,062
                            ========    ==========     ==========   =======

--------
(1) These assets are pledged as collateral for a $5,668,000 first mortgage loan.

(2) These assets are pledged as collateral for a $43,465,000 first mortgage loan.

(3) These assets are pledged as collateral for an $39,630,000 first mortgage loan.

(4) These assets are pledged as collateral for a $30,951,000 first mortgage loan.

(5) These assets are pledged as collateral for a $4,850,000 first mortgage loan.

(6) Reflects land transferred to the Willow Oak property, Highwoods Centre property, Sycamore property.

(7) Reflects land transferred to the Global property, Red Oak property.

(8) Reflects land transferred to Hewlett Packard property, Inacom property, East Building D property, East Building 6 property.

(9) Reflects land transferred to Situs II property.

(10) Reflects land transferred to Airport Center I property.

(11) Reflects land transferred to Lakeview Ridge II property, Lakeview Ridge 3 property.

(12) Reflects sale of land.

(13) Patewood III and IV are considered one property for encumbrance purposes.

(14) The aggregate cost for Federal Income Tax purposes was approximately $1,828,000,000.

                           HIGHWOODS PROPERTIES, INC.

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 1997, 1996 and 1995



     A summary of activity for real estate and accumulated depreciation is as follows:



                                                                           December 31,
                                                           ---------------------------------------------
                                                                1997             1996            1995
                                                           --------------   --------------   -----------
 Real Estate:
   Balance at beginning of year ........................     $1,390,079       $  598,536      $218,699
   Additions:
    Acquisitions, development and improvements .........      1,216,687          792,697       381,936
   Cost of real estate sold ............................         (3,356)          (1,154)       (2,099)
                                                             ----------       ----------      --------
 Balance at close of year (a) ..........................     $2,603,410       $1,390,079      $598,536
                                                             ==========       ==========      ========
 Accumulated Depreciation:
   Balance at beginning of year ........................     $   42,194       $   21,452      $ 11,003
   Depreciation expense ................................         44,002           20,752        10,483
   Real estate sold ....................................           (134)             (10)          (34)
                                                             ----------       ----------      --------
   Balance at close of year (b) ........................     $   86,062       $   42,194      $ 21,452
                                                             ==========       ==========      ========

----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1997, 1996 and 1995 (in thousands):



                                                      1997            1996           1995
                                                 -------------   -------------   -----------
 Total per schedule III ......................   $2,603,410      $1,390,079      $598,536
 Construction in progress exclusive
   of land included in Schedule III ..........       95,387          28,859        15,508
 Furniture, fixtures and equipment ...........        3,362           2,096         1,288
                                                 ----------      ----------      --------
 Total real estate assets at cost ............   $2,702,159      $1,421,034      $615,332
                                                 ==========      ==========      ========

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1997, 1996 and 1995 (in thousands):



                                                                           1997         1996         1995
                                                                        ----------   ----------   ----------
  Total per schedule III ............................................    $86,062      $42,195      $21,452
  Accumulated depreciation -- furniture, fixtures and equipment......      1,443          965          814
                                                                         -------      -------      -------
  Total accumulated depreciation ....................................    $87,505      $43,160      $22,266
                                                                         =======      =======      =======