Form 10-K/A
period 1997-12-31
HIGHWOODS PROPERTIES INC
filed 1998-04-29
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A


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

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No  [ ]

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HIGHWOODS PROPERTIES, INC.


                               TABLE OF CONTENTS




 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   24
  4.         Submission of Matters to a Vote of Security Holders .......................   24
  X.         Executive Officers of the Registrant ......................................   24
                  PART II
  5.         Market for Registrant's Common Stock and Related Stockholder Matters ......   25
  6.         Selected Financial Data ...................................................   26
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   28
  8.         Financial Statements and Supplementary Data ...............................   38
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   38
                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   38
 11.         Executive Compensation ....................................................   38
 12.         Security Ownership of Certain Beneficial Owners and Management ............   38
 13.         Certain Relationships and Related Transactions ............................   38
                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   39

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

Recent Developments

     Merger and Acquisition Activity. The following table summarizes the mergers and acquisitions completed during the year ended December 31, 1997 (dollars in thousands):



                                                            Acquisition
                                                              Closing     Number of     Rentable      Initial
Property                               Location                Date      Properties   Square Feet       Cost
-------------------------------------  ------------------- ------------ ------------ ------------- -------------
Century Center                         Atlanta               02/01/97         21       1,437,000    $  128,100
Anderson Properties                    Atlanta               02/01/97         28       1,914,000        61,800
Patewood I & II                        Greenville            03/01/97          2         117,000        11,900
3600 Glenwood Avenue                   Research Triangle     03/01/97          1          78,000        11,000
400 North Business Park                Atlanta               05/01/97          3          86,000         7,200
Kennestone Corporate Center            Atlanta               05/01/97          5          82,000         5,400
Oxford Lakes Business Center           Atlanta               05/01/97          2         102,000         8,000
Bluegrass Place 1                      Atlanta               08/29/97          1          69,000         2,500
Bluegrass Place 2                      Atlanta               08/29/97          1          72,000         3,000
Centrum Building                       Memphis               09/03/97          1          71,000         6,600
Pinebrook                              Charlotte             09/23/97          1          61,000         5,600
1765 The Exchange                      Atlanta               10/01/97          1          90,000         7,200
NationsBank Plaza                      Greenville            10/01/97          1         196,000        10,200
Associated Capital Properties, Inc.    Florida               10/01/97         84       6,410,000       617,000
Riparius Development Corporation       Baltimore             12/23/97          5         364,000        42,000
Shelton Portfolio                      Piedmont Triad        11/17/97          8         499,000        48,000
Smith Portfolio                        Tampa                 10/17/97          3         217,000        17,900
Triad Crow Portfolio                   Atlanta               12/04/97          2         267,000        39,300
Riverside Plaza                        Norfolk               10/31/97          1          87,000         7,700
Zurn Building                          Tampa                 11/01/97          1          74,000         5,400
Avion Building                         South Florida         11/17/97          1          67,000         5,200
Gulf Atlantic                          South Florida         12/12/97          1         135,000        11,300
100 Winner's Circle                    Nashville             12/15/97          1          72,000         8,700
Doral Financial Plaza                  South Florida         12/22/97          1         222,000        17,300
                                                                             ---      ----------    ----------
                                                                             176      12,789,000    $1,088,300
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


Development Activity

     The following table summarizes the 14 development projects placed in service during the year ended December 31, 1997 (dollars in thousands):


     Completed



                                                                  Date Placed      Number of       Rentable      Initial
Property                                   Location                in Service     Properties     Square Feet     Cost (1)
----------------------------------------   -------------------   -------------   ------------   -------------   ---------
Shockoe Alleghany Warehouse ............   Richmond                02/01/97            1           119,000      $19,300
NorthPark ..............................   Research Triangle       03/15/97            1            42,000        3,700
Centerpoint V ..........................   Columbia                04/11/97            1            20,000        1,700
Sycamore ...............................   Research Triangle       04/15/97            1            72,000        6,300
Chastain Place I .......................   Atlanta                 05/01/97            1           108,000        3,900
AirPark East-Simplex (Bldg. 6) .........   Piedmont Triad          05/02/97            1            13,000          800
Two Airpark East (Bldg. D) .............   Piedmont Triad          06/01/97            1            54,000        4,200
Airport Center I .......................   Richmond                08/01/97            1           142,000        6,300
Westshore III ..........................   Richmond                08/26/97            1            57,000        5,300
Highwoods Plaza II .....................   Nashville               09/02/97            1           102,000       10,400
The Richfood Building ..................   Richmond                09/05/97            1            76,000        7,300
R.F. Micro Devices .....................   Piedmond Triad          10/18/97            1            50,000        8,400
Highwoods Office Center At
  Southwind ............................   Memphis                 12/01/97            1            69,000        7,000
Grove Park .............................   Richmond                12/31/97            1            61,000        5,900
                                                                   --------           --           -------      -------
  Total ................................                                              14           985,000      $90,500
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

     The Company had 25 suburban office properties and seven industrial properties under development totaling 3.3 million square feet of office and industrial space at December 31, 1997. The following table summarizes these development projects as of December 31, 1997 (dollars in thousands):


     In process

                                                           Rentable    Estimated    Cost at   Pre-Leasing   Estimated
               Name                       Location       Square Feet     Costs     12/31/97   Percentage*   Completion
---------------------------------   ------------------- ------------- ----------- ---------- ------------- -----------
                                                                  (dollars in thousands)
Office Properties:
Ridgefield III                      Asheville                57,000    $  5,485    $ 1,638         --%        2Q98
2400 Century Center                 Atlanta                 135,000      16,195      6,527         --         2Q98
10 Glenlakes                        Atlanta                 254,000      35,135      3,360         --         4Q98
Automatic Data Processing           Baltimore               110,000      12,400      3,367        100         3Q98
Riparius Center at Owings Mills     Baltimore               125,000      13,800      2,393         --         2Q99
BB&T**                              Greenville               71,000       5,851         81        100         2Q98
Patewood VI                         Greenville              107,000      11,360      5,202         19         2Q98
Colonnade                           Memphis                  89,000       9,400      5,592         73         2Q98
Southwind C                         Memphis                  74,000       7,657      1,245         34         4Q98
Harpeth V                           Nashville                65,000       6,900      3,108         47         1Q98
Lakeview Ridge II                   Nashville                61,000       6,000      2,879         70         1Q98
Southpointe                         Nashville               104,000      10,878      4,254         26         2Q98
Concourse Center One                Piedmont Triad           86,000       8,415         --         --         1Q99
RMIC                                Piedmont Triad           90,000       7,650      3,971        100         2Q98
Clintrials                          Research Triangle       178,000      21,490     12,034        100         2Q98
Situs II                            Research Triangle        59,000       5,857      1,218         --         2Q98
Highwoods Centre                    Research Triangle        76,000       8,327        960         36         3Q98
Overlook                            Research Triangle        97,000      10,307      1,083         --         4Q98
Red Oak                             Research Triangle        65,000       6,394        568         --         3Q98
Rexwoods V                          Research Triangle        61,000       7,444      5,894         70         1Q98
Markel-American                     Richmond                106,000      10,650      5,226         52         2Q98
Highwoods V                         Richmond                 67,000       6,620      1,096        100         2Q98
Interstate Corporate Center**       Tampa                   309,000       8,600         40         23         4Q98
Intermedia (Sabal) Phase I          Tampa                   121,000      12,500      1,331        100         4Q98
Intermedia (Sabal) Phase II         Tampa                   121,000      13,000        662        100         1Q00
                                                          ---------    --------    -------        ---
  Office Total or Weighted Average                        2,688,000    $268,315    $73,729         43%
                                                          =========    ========    =======        ===
Industrial Properties:
Chastain Place II & III             Atlanta                 122,000    $  4,686    $ 1,359         --%        3Q98
Newpoint                            Atlanta                 119,000       4,660      3,224         20         1Q98
Tradeport 1                         Atlanta                  87,000       3,070      1,608         --         1Q98
Tradeport 2                         Atlanta                  87,000       3,070      1,608         --         1Q98
Air Park South Warehouse I          Piedmont Triad          100,000       2,929        545         90         1Q98
Airport Center II                   Richmond                 70,000       3,197      2,732         54         1Q98
                                                          ---------    --------    -------        ---
  Industrial Total or Weighted Average                      585,000    $ 21,612    $11,076         26%
                                                          =========    ========    =======        ===
  Total or Weighted Average of
   all Development Projects                               3,273,000    $289,927    $84,805         40%
                                                          =========    ========    =======        ===
Summary By Estimated
  Completion Date:
  First Quarter 1998                                        650,000    $ 37,270    $21,598         41%
  Second Quarter 1998                                     1,063,000     111,436     46,839         54
  Third Quarter 1998                                        373,000      31,807      6,254         37
  Fourth Quarter 1998                                       855,000      74,199      7,059         25
  First Quarter 1999                                         86,000       8,415         --         --
  Second Quarter 1999                                       125,000      13,800      2,393         --
  First Quarter 2000                                        121,000      13,000        662        100
                                                          ---------    --------    -------        ---
                                                          3,273,000    $289,927    $84,805         40%
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

ITEM 2. PROPERTIES
General

     The following table sets forth certain information about the Properties at December 31, 1997:



                                                                                     Percent of
                                                                        Rentable       Total        Annualized       Percent of
                              Office       Industrial        Total       Square       Rentable        Rental      Total Annualized
                            Properties   Properties (1)   Properties      Feet      Square Feet    Revenue (2)     Rental Revenue
                           ------------ ---------------- ------------ ------------ ------------- --------------- -----------------
Research Triangle, NC.....       69              4             73      4,686,120        15.2%    $ 65,314,092           17.9%
Atlanta, GA ..............       39             31             70      4,824,831        15.5       44,200,033           12.2
Tampa, FL ................       42             --             42      2,904,587         9.5       41,772,977           11.4
Piedmont Triad, NC .......       34             79            113      4,738,992        15.3       36,779,925           10.0
South Florida ............       27             --             27      2,384,044         7.8       36,511,089           10.0
Nashville, TN ............       15              3             18      1,821,485         5.9       27,183,735            7.4
Orlando, FL ..............       30             --             30      1,990,148         6.5       23,756,539            6.5
Jacksonville, FL .........       16             --             16      1,465,139         4.8       17,367,432            4.7
Charlotte, NC ............       15             16             31      1,428,590         4.7       15,158,758            4.1
Richmond, VA .............       20              2             22      1,278,726         4.2       14,348,878            3.9
Greenville, SC ...........        8              2             10      1,001,641         3.3       11,051,150            3.0
Memphis, TN ..............        9             --              9        606,549         2.0       10,033,045            2.7
Baltimore, MD ............        5             --              5        364,434         1.2        7,837,121            2.1
Columbia, SC .............        7             --              7        423,738         1.4        5,553,603            1.5
Tallahassee, FL ..........        1             --              1        244,676         0.8        3,372,355            0.9
Norfolk, VA ..............        2              1              3        265,857         0.9        2,843,389            0.8
Birmingham, AL ...........        1             --              1        115,289         0.4        1,795,236            0.5
Asheville, NC ............        1              1              2        124,177         0.4        1,180,068            0.3
Ft. Myers, FL ............        1             --              1         51,831         0.2          509,720            0.1
                                ---            ---            ---      ---------       -----     ------------          -----
    Total ................      342            139            481     30,720,854       100.0%    $366,569,145          100.0%
                                ===            ===            ===     ==========       =====     ============          =====


                                        Office Properties     Industrial Properties (1)     Total or Weighted Average
                                       -------------------   ---------------------------   --------------------------
Total Annualized Rental Revenue (2)        $331,936,875              $34,632,270                 $ 366,569,145
Total rentable square feet ...........       23,841,565                6,879,289                    30,720,854
Percent leased .......................               94%(3)                   93%(4)                        94%
Weighted average age (years) .........             12.2(5)                  11.4                          12.0

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
                              ===       ==========                          ===       ==========

Tenants

     As of December 31, 1997, the Properties were leased to approximately 3,100 tenants, which engage in a wide variety of businesses. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1997:




                                                                                                 Percent of Total
                                                              Number          Annualized            Annualized
Tenant                                                      of Leases     Rental Revenue (1)      Rental Revenue
--------------------------------------------------------   -----------   --------------------   -----------------
 1. IBM ................................................        13            $13,546,185               3.7%
 2. Federal Government .................................        45             12,059,353               3.3
 3. AT&T ...............................................        16              6,985,351               1.9
 4. Bell South .........................................        45              6,340,084               1.7
 5. State of Florida ...................................        22              5,215,070               1.4
 6. GTE ................................................         6              2,995,422               0.8
 7. NationsBank ........................................        21              2,953,191               0.8
 8. First Citizens Bank & Trust ........................         8              2,887,811               0.8
 9. Blue Cross & Blue Shield of South Carolina .........        10              2,554,517               0.7
10. MCI ................................................        10              2,458,637               0.7
11. Prudential .........................................        13              2,412,640               0.7
12. Jacobs-Sirrene Engineers, Inc. .....................         1              2,235,550               0.6
13. Price Waterhouse ...................................         3              2,047,953               0.6
14. US Airways .........................................         4              2,033,940               0.6
15. Alex Brown & Sons ..................................         1              1,943,070               0.5
16. H.L.P. Health Plan of Florida ......................         2              1,913,005               0.5
17. The Martin Agency, Inc. ............................         1              1,863,504               0.5
18. Northern Telecom Inc. ..............................         2              1,849,118               0.5
19. BB&T ...............................................         4              1,845,501               0.5
20. ClinTrials .........................................         4              1,812,206               0.5
                                                               ---            -----------              ----
     Total .............................................       231            $77,952,108              21.3%
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
                                                                          Duke -- Cardiology

                                                                     Percent
                                                                   Occupied at         Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -----------------------------------------
Six Forks Center
 Six Forks Center I                  O     1982         33,867          98%     Centura Bank, NY Life Ins. Co.
 Six Forks Center II                 O     1983         55,678          93      N/A
 Six Forks Center III                O     1987         60,814         100      EDS
ONCC
 Phase I                             S     1981        101,129          75      N/A
 "W" Building                        O     1983         91,335          79      Closure Medical Corporation
 3645 Trust Drive                    O     1984         50,652          74      Customer Access Resources, Inc.
 5220 Green's Dairy Road             O     1984         29,720         100      N/A
 5200 Green's Dairy Road             O     1984         18,317          32      N/A
 5301 Departure Drive                S     1984         84,899         100      ABB Power T&D Co., Inc.,
                                                                                Cardiovascular Diagnostics, Inc.
Other Research Triangle
Properties
 4000 Aerial Center                  O     1992         25,330           0      N/A
 Colony Corporate Center             O     1985         52,183          79      Rust Environmental &
                                                                                Infrastructure, Fujitsu
 Concourse                           O     1986        131,834         100      ClinTrials
 Cotton Building                     O     1972         40,035         100      Cotton Inc., Associated
                                                                                Insurances Inc.
 Expressway One Warehouse            I     1990         59,600          54      Number One Supply Corporation
 3600 Glenwood Avenue (2)            O     1986         78,008         100      Poyner & Spruill
 Healthsource                        O     1996        180,000         100      Healthsource N.C.
 Holiday Inn                         O     1984         30,000         100      Holiday Hospitality Corporation
 Lake Plaza East                     O     1984         71,339          93      N/A
 MSA                                 O     1996         55,219         100      Management Systems Associates
 Phoenix                             O     1990         26,449          91      Computer Intelligence, Inc.
 North Park Building One             O     1997         42,255          38      Medpartners Acquisition
 Situs I                             O     1996         59,255          95      BellSouth
 South Square I                      O     1988         56,401         100      Blue Cross and Blue Shield of SC
 South Square II                     O     1989         58,793         100      Blue Cross and Blue Shield of NC,
                                                       -------         ---
                                                                                Duke University
Total or Weighted Average                            4,686,120          95%
                                                     =========         ===
Atlanta, GA
-------------------------------
Oakbrook
 Oakbrook I                          S     1981        106,662         100      N/A
 Oakbrook II                         O     1983        141,938         100      Assetcare, Inc.
 Oakbrook III                        S     1984        164,297         100      N/A
 Oakbrook IV                         O     1985         89,102         100      N/A
 Oakbrook V                          O     1985        204,338         100      N/A
 6348 Northeast Expressway           I     1978         49,023         100      Quick Ship Holding, Inc.
 6438 Northeast Expressway           I     1981         43,024         100      Leather Creations, Inc., Roos, Inc.
 Chattahoochee Avenue                I     1970         62,095          82      N/A
 Corporate Lakes Dist Center         I     1988        235,595          99      Motorola Energy Products
 Cosmopolitan North                  O     1980        120,967          90      Wells Fargo Armored Services Corporation
 Gwinnett Distribution               I     1991        316,668          98      N/A
   Center
 Lavista Business Park               I     1973        216,200          94      N/A
 Norcross I,II                       I     1970         64,010         100      Sun Mi Chun
 Oakbrook Summitt                    I     1981        234,232         100      N/A
 Southside Distribution              I     1988        191,200          73      Coca-Cola
   Center
 Steel Drive                         I     1975         57,188          93      Ballistic Studios
Century Center
 1700 Century Circle                 O     1972         69,368          95      N/A
 1800 Century Boulevard              O     1975        279,491         100      Bell South
 1875 Century Boulevard (3)          O     1976         96,069         100      GSA
 1900 Century Boulevard (3)          O     1971         80,026          96      N/A
 2200 Century Parkway (3)            O     1971        143,088         100      N/A
 2600 Century Parkway (3)            O     1973         96,287         100      MBNA Marketing Systems, Inc., GSA
 2635 Century Parkway (3)            O     1980        210,066          99      GSA
 2800 Century Parkway (3)            O     1983        220,873         100      AT&T
Other Atlanta Properties
 1035 Fred Drive                     I     1973        100,187         100      The Tenstar Corporation
 1077 Fred Drive                     I     1973        105,600         100      Advanced Distribution Systems,
                                                                                International Paper
 5125 Fulton Industrial Blvd.        I     1973        149,386         100      Martin Brower Co.
 Fulton Corporate Center             I     1973        101,000          87      N/A

                                                                     Percent
                                                                   Occupied at       Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,        of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)              December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -------------------------------------
 400 North Business Park             O     1985         85,756         100%     N/A
 Kennestone Corporate                O     1985         81,993         100      N/A
   Center
 Oxford Lakes Business               O     1985        102,446         100      Vanstar Corporation
   Center
 Chastain Place 1                    I     1997        108,000          50      Nailco Southeast, Inc.
 Bluegrass Place 1                   I     1995         69,000         100      Ebscaft, Inc.
 Bluegrass Place 2                   I     1996         72,000         100      Hansgrohe, Inc.
 1765 The Exchange                   O     1983         90,215          90      GA Waste Systems Inc.
 Two Point Royal                     O     1997        123,032          89      Hartford Fire Insurance Co., Textron
                                                                                Financial Corporation
 50 Glenlake                         O     1997        144,409          93      Hartford Fire Insurance Co
                                                       -------         ---
Total or Weighted Average                            4,824,831          96%
                                                     =========         ===
Tampa, FL
-------------------------------
Sabal Park
 Atrium                              O     1989        131,952         100      GTE Data Services, Inc.,
                                                                                Intermedia Communications
 Sabal Business Center VI            O     1988         99,136         100      Pharmacy Management
                                                                                Services, Inc.
 Progressive Insurance               O     1988         83,648         100      Progressive American
                                                                                Insurance Co.
 Sabal Business Center VII           O     1990         71,248         100      Beverly Enterprises, Inc.
 Sabal Business Center V             O     1988         60,578         100      Lebhar-Friedman Inc.
 Registry II                         O     1987         58,781          97      N/A
 Registry I                          O     1985         58,319          95      N/A
 Sabal Business Center IV (4)        O     1984         49,368         100      Phillips Educational Group of
                                                                                Central Florida, Inc.,
                                                                                TGC Home Health Care, Inc.
 Sabal Tech Center                   O     1989         48,220         100      Merck-Medco Managed Care
 Sabal Park Plaza                    O     1987         46,758         100      State of Florida Department
                                                                                of Revenue, ERM South, Inc.
 Sabal Lake Building                 O     1986         44,533         100      Warner Publisher Services,
                                                                                Inc.
 Sabal Business Center I             O     1982         39,866          85      N/A
 Sabal Business Center II            O     1984         32,736          64      Owen Ayres and Associates,
                                                                                Inc.
 Registry Square                     O     1988         26,568          91      Proctor & Redfern, Inc.
 Expo Building                       O     1981         25,600         100      Exposystems, Inc., Expodisplays
 Sabal Business Center III           O     1984         21,300         100      Progressive Insurance
Benjamin Center
 Benjamin Center #7                  O     1991         30,962         100      Basetec Office Systems, Inc.,
                                                                                Beers Construction
 Benjamin Center #9                  O     1989         38,405          79      First Image Management Co.
Tampa Bay Park
 Horizon (5)                         O     1980         92,073          91      IBM
 Lakeside (5)                        O     1978         91,545         100      American Portable Telecom
 Lakepointe I                        O     1986        229,524          98      IBM, Price Waterhouse
 Parkside (5)                        O     1979        102,046         100      IBM
 Pavillion (5)                       O     1982        144,166         100      IBM
 Spectrum                            O     1984        146,994         100      IBM
Other Tampa Properties
 Tower Place                         O     1988        181,179          96      N/A
 Day Care Center                     O     1986          8,000         100      Brookwood Academy Child Care
 5400 Gray Street                    O     1973          5,408         100      The Wackenhut Corporation
 Crossroads Office Center            O     1981         74,729          63      N/A
 Cypress West                        O     1985         64,977          82      Paradigm Communications, Inc.
 Feathersound II                     O     1986         79,972          98      N/A
 Fireman's Fund Building             O     1982         49,578          98      Fireman's Fund Insurance Co.,
                                                                                Pitney Bowes, Inc.
 Lakeside Technology Center          O     1984        146,663          94      NationsBank
 Grand Plaza                         O     1985        239,353          90      N/A
 Mariner Square                      O     1973         72,319          99      GSA
 Telecom Technology Center           O     1991        133,820         100      GTE
 Zurn Building                       O     1983         74,263         100      N/A
                                                       -------         ---      ---
Total or Weighted Average                            2,904,587          96%
                                                     =========         ===

                                                               Percent
                                                             Occupied at      Tenants Leasing 25% or More
                           Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                   Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------- ---------- ------- ------------- -------------- ----------------------------------
Piedmont Triad, NC
-------------------------
Airpark East
 Highland Industries           S     1990         12,500         100%     Highland Industries, Inc.
 Service Center 1              S     1985         18,575          53      N/A
 Service Center 2              S     1985         19,125           0      N/A
 Service Center 3              S     1985         16,498         100      ECPI of Tidewater, VA
 Service Center 4              S     1985         16,500           0      N/A
 Copier Consultants            S     1990         20,000         100      Copier Consultants
 Service Court                 S     1990         12,600          81      N/A
 Building 01                   O     1990         24,423          79      Health & Hygiene
 Building 02                   O     1986         23,827         100      GSA-United States Postal Service
 Building 03                   O     1986         23,182          96      Time Warner, Lockheed Martin
 Building 06                   O     1997         12,500          62      Simplex Time Recorder Co.
 Building A                    O     1986         56,272         100      N/A
 Building B                    O     1988         54,088         100      GSA-United States Postal Service
 Building C                    O     1990        134,893          91      Daicore Life and Health Ins.
 Building D                    O     1997         54,007          90      Volvo
 Sears Cenfact                 O     1989         49,504         100      Sears
 Hewlett Packard               O     1996         15,000         100      Hewlett Packard Co.
 Inacom                        O     1996         12,620         100      Inacom Business Centers Inc.
 Warehouse 1                   I     1985         64,000         100      Guilford Business Forms, Inc.,
                                                                          Safelite Glass Corporation
 Warehouse 2                   I     1985         64,000          75      Volvo GM Heavy Truck Corporation,
                                                                          State Street Bank Realty
 Warehouse 3                   I     1986         57,600          93      US Air, Inc., Garlock, Inc.
 Warehouse 4                   I     1988         54,000         100      First Data Resources, Inc.,
                                                                          Microdyne Systems, Inc.
Airpark North
 DC-1                          I     1986        112,000         100      VSA, Inc.
 DC-2                          I     1987        111,905         100      Sears
                                                                          Electric South
 DC-3                          I     1988         75,000         100      Continuous Forms & Checks, Inc.,
                                                                          Liberty of NC
 DC-4                          I     1988         60,000           0      N/A
Airpark West
 Airpark I                     O     1984         60,000         100      Volvo GM Heavy Truck Corp.
 Airpark II                    O     1985         45,680          67      Volvo GM Heavy Truck Corp.
 Airpark IV                    O     1985         22,612         100      Max Radio of Greensboro
 Airpark V                     O     1985         21,923          46      N/A
 Airpark VI                    O     1985         22,097          94      Brookstone College, Anacomp
West Point Business Park
 BMF Warehouse                 I     1986        240,000         100      Sara Lee Knit Products, Inc.
 WP-11                         I     1988         89,600         100      N.C. Record Control Centers,
                                                                          Walt Klein & Associates
 WP-12                         I     1988         89,600         100      Norel Plastics, Sara Lee
 WP-13                         I     1988         89,600         100      Sara Lee Knit Products, Inc.
 WP-3 & 4                      S     1988         18,059         100      Pediatric Services of America,
                                                                          Rayco Safety, Inc.
 WP-5                          S     1995         26,282         100      Cardinal Health, Inc.
 Fairchild Building            I     1990         89,000         100      Fairchild Industrial Products
 LUWA Bahnson Building         O     1990         27,000         100      Luwa Bahnson, Inc.
University Commercial
Center
 W-1                           I     1983         44,400         100      Lantal Corp.
 W-2                           I     1983         46,500         100      Paper Supply Company
 SR-1                          S     1983         23,112         100      N/A
 SR-2 01/02                    S     1983         17,282         100      Decision Point Marketing
 SR-3                          S     1984         23,925          80      Decision Point Marketing
 Building 03                   O     1985         37,077          61      N/A
 Building 04                   O     1986         34,470          94      Telespectrum Worldwide, Inc.
Knollwood Office Center
 370 Knollwood                 O     1994         90,315         100      Krispy Kreme, Prudential
                                                                          Carolinas Realty
 380 Knollwood                 O     1990        164,179         100      N/A
Stoneleigh Business Park
 7327 W. Friendly Ave.         S     1987         11,180          90      Sprint, Salem Imaging
 7339 W. Friendly Ave.         S     1989         11,784         100      Medical Endoscopy Service,
                                                                          R.F. Micro Devices
 7341 W. Friendly Ave.         S     1988         21,048          91      R.F. Micro Devices

                                                                    Percent
                                                                  Occupied at         Tenants Leasing 25% or More
                                Building    Year     Rentable    December 31,         of Rentable Square Feet at
Property                        Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------ ---------- ------- ------------- -------------- ----------------------------------------
 7343 W. Friendly Ave.              S     1988         13,463         100%     Executone Information Systems
 7345 W. Friendly Ave.              S     1988         12,300         100      Rule Manufacturing
 7347 W. Friendly Ave.              S     1988         17,978          93      Carter & Associates, Surf Air
 7349 W. Friendly Ave.              S     1988          9,840         100      Ardratech, Inc., Anderson & Associates
 7351 W. Friendly Ave.              S     1988         19,723         100      ACT MEDIA, Inc., Corporate Express,
                                                                               Heritage Capital
 7353 W. Friendly Ave.              S     1988         22,826         100      Office Equipment Wholesalers, United
                                                                               Dominion Industries
 7355 W. Friendly Ave.              S     1988         13,296         100      R.F. Micro Devices
Spring Garden Plaza
 4000 Spring Garden St.             S     1983         21,773          91      Lighting Creations, Inc.
 4002 Spring Garden St.             S     1983          6,684         100      Reynolds & Reynolds
 4004 Spring Garden St.             S     1983         23,724          92      N/A
Pomona Center -- Phase I
 7 Dundas Circle                    S     1986         14,184          91      N/A
 8 Dundas Circle                    S     1986         16,488         100      N/A
 9 Dundas Circle                    S     1986          9,972          43      Netcom Cabling, Inc.
Pomona Center -- Phase II
 302 Pomona Dr.                     S     1987         16,488         100      N/A
 304 Pomona Dr.                     S     1987          4,344         100      Fortune Personnel
                                                                               Consultants, OEC Fluid Handling, Inc.
 306 Pomona Dr.                     S     1987          9,840          75      Aqua Science
 308 Pomona Dr.                     S     1987         14,184         100      N/A
 5 Dundas Circle                    S     1987         14,184          91      Engineering Consulting SV
Westgate on
Wendover -- Phase I
 305 South Westgate Dr.             S     1985          4,608         100      Alarmguard Security, Inc., The Computer
                                                                               Store, Inc.
 307 South Westgate Dr.             S     1985         12,672         100      Incutech, Inc.
 309 South Westgate Dr.             S     1985         12,960          44      GEODAX Technology, Inc.,
                                                                               Earth Tech, Inc.
 311 South Westgate Dr.             S     1985         14,400         110      N/A
 315 South Westgate Dr.             S     1985         10,368          78      N/A
 317 South Westgate Dr.             S     1985         15,552          93      N/A
 319 South Westgate Dr.             S     1985         10,368          78      N/A
Westgate on
Wendover -- Phase II
 206 South Westgate Dr.             S     1986         17,376         100      Home Care of the Central
                                                                               Carolinas
 207 South Westgate Dr.             S     1986         26,448         100      Health Equipment Services
 300 South Westgate Dr.             S     1986         12,960          87      Health Equipment Services
 4600 Dundas Circle                 S     1985         11,922           0      N/A
 4602 Dundas Circle                 S     1985         13,017          61      Four Seasons Apparel Co.
Radar Road
 500 Radar Rd.                      I     1981         78,000         100      N/A
 502 Radar Rd.                      I     1986         15,000         100      East Texas Distributing, Inc.
 504 Radar Rd.                      I     1986         15,000         100      Techno Craft, Inc.,
                                                                               Dayva Industries
 506 Radar Rd.                      I     1986         15,000         100      D&N International, Inc.
                                                                               American Coatings of VA,
                                                                               Wentworth Textiles
Holden/85 Business Park
 2616 Phoenix Dr.                   I     1985         31,894         100      Pliana, Inc.
 2606 Phoenix Dr. -- 100            S     1989         15,000         100      Piedmont Plastics, Inc., Rexam
                                                                               Flexible Packaging Corporation
 2606 Phoenix Dr. -- 200            S     1989         15,000         100      REHAU, Inc.,
                                                                               Reynolds Renovations
 2606 Phoenix Dr. -- 300            S     1989          7,380         100      N/A
 2606 Phoenix Dr. -- 400            S     1989         12,300          90      Spectrum Financial Systems
 2606 Phoenix Dr. -- 500            S     1989         15,180         100      The Record Exchange, Inc.
 2606 Phoenix Dr. -- 600            S     1989         18,540          70      Faith & Victory Church
Industrial Village
 7906 Industrial Village Rd.        I     1985         15,000         100      Texas Aluminum Industries
 7908 Industrial Village Rd.        I     1985         15,000         100      Air Express, Pharmagraphics Holdings
 7910 Industrial Village Rd.        I     1985         15,000         100      Wadkin North America, Inc.
Consolidated Center
 Consolidated Center I              O     1983         40,000         100      Bali
 Consolidated Center II             O     1983         60,000          92      Bali,  Aon Risk Services
 Consolidated Center III            O     1989         50,775          96      Lowes, Shelco, Inc.
 Consolidated Center IV             O     1989         29,312         100      Medcost, Inc.

                                                                          Percent
                                                                        Occupied at        Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,         of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)               December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- ---------------------------------------
Other Piedmont Triad
Properties
 101 S. Stratford                    O           1986        78,194         100%     First Union, Triad
                                                                                     Guaranty Ins. Corporation
 6348 Burnt Poplar                   I           1990       125,000         100      Sears
 6350 Burnt Poplar                   I           1992        57,600         100      Industries for the Blind
 Champion Madison Park II            O           1993       105,723         100      Champion
 Deep River I                        O           1989        78,094          78      N/A
 Forsyth I                           O           1985        52,922          94      Management Directions
 Regency One                         I           1996       127,600         100      New Breed Leasing Corporation
 Regency Two                         I           1996        96,000         100      Duorr Medical Corporation
 R.F. Micro Devices                  O           1997        49,505         100      R.F. Micro Devices
 Stratford                           O           1991       135,533          88      BB&T
 Chesapeake                          I           1993       250,000         100      Chesapeake Display &
                                                                                     Packaging
 USAIR Buildings                     O      1970-1987       134,555         100      US AIR
 3288 Robinhood                      O           1989        19,599         100      N/A
                                                          ---------         ---
Total or Weighted Average                                 4,738,992          93%
                                                          =========         ===
South Florida
-------------------------------
 1800 Eller Drive (6)                O           1983       103,440          87      Renaissance Cruises
 2828 Coral Way Building             O           1985        64,000          96      Spanish Radio Network
 Atrium At Coral Gables              O           1984       164,528         100      Prosource
 Atrium West                         O           1983        92,014          93      GSA
 Avion Building                      O           1985        66,908          91      N/A
 Centrum Plaza                       O           1988        40,938          98      N/A
 Comeau Building                     O           1926        87,302          66      N/A
 Corporate Square                    O           1981        87,823          95      N/A
 Dadeland Office Complex             O           1972       240,148          86      N/A
 Design Center Plaza                 O           1982        57,500          94      Carnival Air Lines, Inc.
 Doral Financial Plaza               O           1987       222,000          72      Sun Bank
 Emerald Hills Plaza I               O           1979        63,401          94      N/A
 Emerald Hills Plaza II              O           1979        74,218          76      Sheridan Health Corp
 Gulf Atlantic (7)                   O           1986       134,776          97      N/A
 Highwoods Plaza                     O           1980        80,260         100      N/A
 Highwoods Square                    O           1989       148,945          99      N/A
 One Boca Place                      O           1987       277,630          94      N/A
 Palm Beach Gardens Office           O           1984        67,657          95      N/A
   Park
 Pine Island Commons                 O           1985        60,810          74      N/A
 Venture Corporate Center I          O           1982        82,224          96      Conroy, Simberg & Lewis
 Venture Corporate Center II         O           1982        83,737          97      H.I.P. Health Plan Of Florida, Michael
                                                                                     Swerdlow Companies
 Venture Corporate Center III        O           1982        83,785         100      H.I.P. Health Plan of Florida
                                                          ---------         ---
                                                          2,384,044          90%
                                                          =========         ===
Nashville, TN
-------------------------------
Maryland Farms
 Eastpark 1                          O           1978        29,797         100      Brentwood Music, Volunteer
                                                                                     Credit Corporation
 Eastpark 2                          O           1978        85,516         100      PMT Services, Inc.
 Eastpark 3                          O           1978        77,480         100      N/A
 Harpeth II                          O           1984        78,220         100      N/A
 Harpeth III                         O           1987        78,989         100      Alcoa Fujikura Ltd.
 Harpeth IV                          O           1989        77,694         100      USF&G, L.M. Berry Co.
 Highwoods Plaza I                   O           1996       102,593         100      TCS Management Group, Inc.
 Highwoods Plaza II                  O           1997       102,052         100      TCS Management Group, Inc.,
                                                                                     Windy Hill Pet Food Co.
 EMI/Sparrow                         O           1982        59,656         100      EMI Christian Music Group
 5310 Maryland Way                   O           1994        76,615         100      Bell South
Grassmere
 Grassmere I                         S           1984        87,902         100      Contel Cellular of Nashville, Inc.
 Grassmere II                        S           1985       145,092          90      N/A
 Grassmere III                       S           1990       103,000         100      Harris Graphics Corporation

                                                                          Percent
                                                                        Occupied at         Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- -----------------------------------------
Other Nashville Properties
 Century City Plaza I                O           1987        56,161          96%     N/A
 Lakeview                            O           1986        99,722         100      The Kroger Co.
 3401 Westend                        O           1982       255,137          99      N/A
 BNA                                 O           1985       234,198          98      N/A
 100 Winner's Circle                 O           1987        71,661         100      American Color Graphics, McDonald's
                                                          ---------         ---
Total or Weighted Average                                 1,821,485          98%
                                                          =========         ===
Orlando, FL
-------------------------------
 Metrowest I                         O           1988       102,019         100      Hilton Grand Vacation Co.
 Southwest Corporate Center          O           1984        98,777         100      Walt Disney World Co.
 Campus Crusade                      O           1990       165,000         100      Campus Crusade For Christ
 ACP-W                               O      1966-1992       315,515          85      AT&T
 Corporate Square (8)                O           1971        46,915          96      L.J. Norarse, Valencia Community College
 Executive Point Towers              O           1978       123,038          87      AT&T
 Lakeview Office Park                O           1975       212,443          91      N/A
 2699 Lee Road (9)                   O           1974        86,464          97      N/A
 One Winter Park                     O           1982        62,564          97      N/A
 The Palladium                       O           1988        72,278         100      Westinghouse Electric
 201 Pine Street                     O           1980       241,601          95      N/A
 Premiere Point North                O           1983        47,871          96      Muscato Corporation
 Premiere Point South                O           1983        47,581          95      N/A
 Shoppes Of Interlachen              O           1987        49,705          89      N/A
 Signature Plaza                     O           1986       272,931          83      N/A
 Skyline Plaza                       O           1985        45,446          98      Hubbard Construction Co.
                                                          ---------         ---
Total or Weighted Average                                 1,990,148          92%
                                                          =========         ===
Jacksonville, FL
-------------------------------
 Towermarc Plaza                     O           1991        50,624         100      Aetna Casualty
 Belfort Park I                      O           1988        63,925          92      Acr Systems, Inc.
 Belfort Park II                     O           1988        56,633          90      Media One
 Belfort Park III                    O           1988        84,294          89      Xomed, Inc.
 Cigna Building                      O           1972        39,078          74      Insurance Co. of North America
 Harry James Building                O           1982        31,056         100      Aon
 Independent Square                  O           1975       639,358          89      N/A
 Three Oaks Plaza                    O           1972       257,028          95      N/A
 Reflections                         O           1985       114,992          96      N/A
 Southpoint Office Building          O           1980        56,836          92      N/A
 100 West Bay Street Building        O           1964        71,315          74      Life Of The South Insurance
                                                          ---------         ---
Total or Weighted Average                                 1,465,139          90%
                                                          =========         ===
Charlotte, NC
-------------------------------
Steele Creek Park
 Building A                          I           1989        42,500         100      Comer MFG
 Building B                          I           1985        15,031         100      Pumps Parts & Services
 Building E                          I           1985        38,697         100      Bradman-Lake, Inc., Atlas Die, Inc.
 Building G-1                        I           1989        22,500          44      Safewaste Corporation
 Building H                          I           1987        53,614          64      Sugravo Rallis Engraving, Inc.
 Building K                          I           1985        19,400         100      Queen City Plastics, Inc.
Highwoods/Forsyth
Business Park
 4101 Stuart Andrew Blvd.            S           1984        11,573         100      N/A
 4105 Stuart Andrew Blvd.            S           1984         4,340         100      Re-Directions, Inc., Daltile,
                                                                                     G & E Engineering
 4109 Stuart Andrew Blvd.            S           1984        14,783         100      N/A
 4201 Stuart Andrew Blvd.            S           1982        19,004         100      Medstaff Contract Nursing
 4205 Stuart Andrew Blvd.            S           1982        23,042         100      Sunbelt Video, Inc.
 4209 Stuart Andrew Blvd.            S           1982        15,578         100      N/A
 4215 Stuart Andrew Blvd.            S           1982        23,372          98      Rodan, Inc.
 4301 Stuart Andrew Blvd.            S           1982        38,662          99      Circle K
 4321 Stuart Andrew Blvd.            S           1982        12,018          83      Dilan
Parkway Plaza
 Building 1                          O           1982        57,584          99      BASF Corporation
 Building 2                          O           1983        87,314          70      N/A
 Building 3                          O           1984        81,821          93      N/A
 Building 6 (10)                     O           1996        40,708         100      Hewlett-Packard
 Building 7 (11)                     O           1985        60,722         100      Barclays American Mortgage
 Building 8 (11)                     O           1986        40,615         100      Barclays American Mortgage
 Building 9 (11)                     I           1984       110,000         100      BB&T

                                                                  Percent
                                                                Occupied at            Tenants Leasing 25% or More
                              Building    Year     Rentable    December 31,            of Rentable Square Feet at
Property                      Type (1)   Built  Square Feet      1997(13)                   December 31, 1997
---------------------------- ---------- ------- ------------- -------------- ----------------------------------------------
Oakhill Business Park
 Twin Oaks                        O     1985         97,115          88%     Springs Industries, Inc.
 Water Oak                        O     1985         95,636          97      N/A
 Scarlet Oak                      O     1982         76,584          87      Krueger Ringier, Inc.
 English Oak                      O     1984         54,865         100      The Employers Association of
                                                                             the Carolinas
 Willow Oak                       O     1982         36,560           0      N/A
 Laurel Oak                       O     1984         34,536         100      Paramount Parks Inc.,
                                                                             Woolpert Consultants, AG
 Live Oak                         O     1989         82,431          97      CHF Industries
Other Charlotte Properties
 First Citizens                   O     1989         57,171          64      N/A
 Pinebrook                        O     1986         60,814          95      Keycorp Corporate Real Estate
                                                   --------         ---
Total or Weighted Average                         1,428,590          89%
                                                  =========         ===
Richmond, VA
----------------------------
Innsbrook Office Center
 Liberty Mutual                   O     1990         57,915         100      Capital One, Liberty Mutual
 Markel American                  O     1988         38,867          91      Mark IV Realty Corporation
 Proctor-Silex                    O     1986         58,366         100      Proctor-Silex, Inc.
 Vantage Place I                  O     1987         13,584         100      Rountrey and Associates, Spencer Printing Co.
 Vantage Place II                 O     1987         14,822         100      Government Entities
 Vantage Place III                O     1988         14,389         100      Broughton Systems, Inc.
 Vantage Place IV                 O     1988         13,441          35      Cemetary Mgmt.
 Vantage Point                    O     1990         64,898          86      EDS, Nationwide Insurance
 Innsbrook Tech I                 S     1991         18,350          89      Air Specialists of VA
 DEQ Technology Center            O     1991         53,554          93      FirstHealth, Dept. of Environmental Quality
 DEQ Office                       O     1991         70,423         100      Circuit City
 Aetna                            O     1989         99,209          97      N/A
 Highwoods One                    O     1996        124,375         100      Amtec Technologies, Dynex Capital
Technology Park
 Virginia Center                  O     1985        119,672          90      N/A
Other Richmond Properties
 Westshore I                      O     1995         18,775         100      Snyder Hunt Corporation
 Westshore II                     O     1995         27,714         100      Hewlett-Packard
 Westshore III                    O     1997         56,500          56      K-Line America,Inc.
 Shockoe Alleghany                O     1996        118,518         100      The Martin Agency, Inc.
   Warehouse
 Airport Center 1                 I     1997        141,613         100      Federal Express, Stone
                                                                             Container Corporation
 The Richfood Building            O     1997         75,618          80      N/A
 Grove Park                       O     1997         61,258          10      N/A
 East Cary Street                 O     1987         16,865          66      Butler, Macon Et. Al.
                                                   --------         ---
Total or Weighted Average                         1,278,726          89%
                                                  =========         ===
Greenville, SC
----------------------------
Brookfield Corporate
Center
 Brookfield-Jacobs-Sirrine        O     1990        228,345         100      Jacobs-Sirrine Engineers, Inc.
 Brookfield Plaza                 O     1987        117,982          94      CSC Continuum, Inc.
 Brookfield-YMCA                  S     1990         15,500          46      Kids & Company at Pelham
                                                                             Falls, Inc.
Patewood Plaza Office Park
 Patewood Business Center         S     1983        103,302          92      N/A
 Patewood V                       O     1990        100,187         100      Bell Atlantic Mobile Systems,
                                                                             Inc., PYA/Monarch, Inc.
 Patewood IV                      O     1989         61,649         100      MCI
 Patewood III                     O     1989         61,539          94      MCI
 Patewood I                       O     1985         57,136         100      Metropolitan Life Ins. Co
 Patewood II                      O     1987         60,168          79      Coats & Clark, Inc.
Other Greenville Properties
 NationsBank Plaza (12)           O     1973        195,833          79      N/A
                                                   --------         ---
Total or Weighted Average                         1,001,641          91%
                                                  =========         ===
Memphis, TN
----------------------------
Southwind
 Office Center "A"                O     1991         62,179         100      Promus Hotels, Inc.
 Office Center "B"                O     1990         61,860          64      N/A
 Highwoods Office Center          O     1997         69,023          66      Check Solutions

                                                                     Percent
                                                                   Occupied at      Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------------- ---------- ------- ------------- -------------- ----------------------------------
Other Memphis Properties
 Atrium I                            O     1984         42,124         100%     Baptist Memorial Health Care
 Atrium II                           O     1984         42,099         100      Mueller Streamline Co.
 International Place Phase II        O     1988        208,014          94      International Paper Company
 Kirby Centre                        O     1984         32,007         100      Financial Federal Savings Bank,
                                                                                Union Central Life
                                                                                Insurance Co.
 Medical Properties, Inc.            O     1988         18,079         100      Health Tech Affiliates, Inc.
 Centrum Building                    O     1979         71,164          96      NationsBank
                                                      --------         ---
Total or Weighted Average                              606,549          90%
                                                    ==========         ===
Baltimore
-------------------------------
 9690 Deereco Road                   O     1989        132,835          99      N/A
 375 West Padonia Road (The          O     1986        100,800          99      N/A
   Atrium)
 Business Center at Owings           O     1989         43,753          99      N/A
   Mills 7
 Business Center at Owings           O     1989         39,195          99      N/A
   Mills 8
 Business Center at Owings           O     1988         47,851          99      N/A
                                                      --------         ---
   Mills 9
                                                       364,434          99%
                                                    ==========         ===
Columbia, SC
-------------------------------
Fontaine Business Center
 Fontaine I                          O     1985         98,100          99      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine II                         O     1987         72,468         100      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine III                        O     1988         57,888         100      Companion Health Care Corporation
 Fontaine V                          O     1990         21,107         100      Roche Biomedical
                                                                                Laboratories, Inc.
Other Columbia Properties
 Center Point I                      O     1988         72,565          93      Sedgewick James of South
                                                                                Carolina, Inc., Alltel Mobile
                                                                                Communication
 Center Point II                     O     1996         81,466          46      Bell South
 Center Point V                      O     1997         20,144          63      DS Atlantic Corporation,
                                                      --------         ---
                                                                                Hewlett Packard
Total or Weighted Average                              423,738          86%
                                                    ==========         ===
Tallahassee
-------------------------------
 Blair Stone Building                O     1994        244,676         100%     State of Florida
                                                      ========         ===
Norfolk, VA
-------------------------------
 Battlefield I                       S     1987         97,633         100      Kasei Memory Products, Inc.
 Greenbrier Business Center          O     1984         81,194         100      Canon Computer Systems,
                                                                                Inc., Roche Biomedical
                                                                                Laboratories, Inc.
 Riverside Plaza                     O     1988         87,030          93      First Hospital Corporation
                                                      --------         ---
Total or Weighted Average                              265,857          98%
                                                    ==========         ===
Birmingham, AL
-------------------------------
 Grandview I                         O     1989        115,289         100%     N/A
                                                      ========         ===
Asheville, NC
-------------------------------
 Ridgefield 300                      O     1989         63,500         100      N/A
 Ridgefield 200                      S     1987         60,677         100      Medical Business Resource
                                                      --------         ---
Total or Weighted Average                              124,177         100%
                                                    ==========         ===
Ft Myers
-------------------------------
 Sunrise Office Center               O     1974         51,831          67%     N/A
                                                      ========         ===      ==================================
Total or Weighted Average
 of All Properties                                  30,720,854          94%
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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company:




Name                      Age    Position and Background
----------------------   -----   ----------------------------------------------------------------------------
Ronald P. Gibson         53      Director, President and Chief Executive Officer. Mr. Gibson is a founder of the Company and has served as President or managing partner of its predecessor since its formation in 1978.
John L. Turner           51      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
Edward J. Fritsch        39      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined the Company in 1982.
John W. Eakin            43      Director and Senior Vice President. Mr. Eakin is responsible for operations in Tennessee, Florida and Alabama. Mr. Eakin was a founder and president of Eakin & Smith, Inc. prior to its merger with the
                                 Company.
James R. Heistand        46      Senior Vice President. Mr. Heistand is responsible for operations in
                                 Florida and is an advisory member of the Company's investment committee. Mr. Heistand is expected to join the Company's Board of
                                 Directors and become a voting member of the investment committee this year. Mr. Heistand was the founder and president of ACP prior to its merger with the Company.
Gene H. Anderson         52      Director and Senior Vice President. Mr. Anderson manages the operations of the Company's Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the
                                 Company.
Carman J. Liuzzo         37      Vice President, Chief Financial Officer and Treasurer. Prior to joining the
                                 Company in 1994, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant
                                 Properties, Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen, III     48      Vice President and General Counsel. Prior to joining the Company,
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



                                        1997                                   1996
Period or
Quarter
Ended:                     High        Low      Distribution      High        Low      Distribution
---------------------- ----------- ----------- -------------- ----------- ----------- --------------
March 31 .............$ 35.50     $ 33.00         $  0.48     $ 30.50     $ 27.75        $  0.45
June 30 ..............  33.50       30.00            0.51      30.25       26.88            0.48
September 30 .........  35.81       31.06            0.51      30.38       27.00            0.48
December 31 ..........  37.38       35.81            0.51      33.75       28.50            0.48



                                       1995
Period or
Quarter
Ended:                     High        Low      Distribution
---------------------- ----------- ----------- -------------
March 31 .............$ 22.00     $ 19.88       $  0.425
June 30 ..............  25.50       21.25           0.45
September 30 .........  26.88       23.88           0.45
December 31 ..........  28.38       25.50           0.45

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


     On August 28, 1997, the Company issued 1,800,000 shares of Common Stock in connection with the August 1997 Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The shares were issued in a private offering exempt from the registration requirements of the Securities Act.


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

                      The Company and the Highwoods Group

                                                             Company
                                  ------------------------------------------------------------
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



                      The Company and the Highwoods Group

                                      Company       Highwoods
                                     Pro Forma        Group       Highwoods
                                  --------------   January 1,       Group
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


Results of Operations


Comparison of 1997 to 1996


     Revenue from rental operations increased $136.1 million, or 103.3%, from $131.8 million in 1996 to $266.9 million in 1997. The increase is primarily a result of revenue from newly acquired and developed properties as well as acquisitions completed in 1996 which only contributed partially in 1996. Interest and other income increased 5.6% from $7.1 million in 1996 to $7.5 million in 1997. Lease termination fees and third-party income accounted for a majority of such income in 1997 while excess cash invested in 1996 from two offerings of Common Stock during the summer of 1996 raising total net proceeds of approximately $293 million (the "Summer 1996 Offering"), accounted for a majority of such income in 1996.

     Rental operating expenses increased $41.4 million, or 117.3%, from $35.3 million in 1996 to $76.7 million in 1997. The increase is due to the net addition of 13.3 million square feet to the in-service portfolio in 1997 as well as acquisitions completed in 1996 which only contributed partially in 1996. Rental expenses as a percentage of related rental revenues increased from 27.0% for the year ended December 31, 1996, to 28.7% for the year ended December 31, 1997. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer "triple net" leases.

     Depreciation and amortization for the years ended December 31, 1997, and 1996 was $47.5 million and $22.1 million, respectively. The increase of $25.4 million, or 114.9%, is due to an average increase in depreciable assets of 103.5%. Interest expense increased 78.2%, or $20.8 million, from $26.6 million in 1996 to $47.4 million in 1997. The increase is attributable to the increase in outstanding debt related to the Company's acquisition and development activity. Interest expense for the years ended December 31, 1997 and 1996 included $2.3 million and $1.9 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Company's interest rate protection agreements.


     General and administrative expenses decreased from 4.3% of rental revenue in 1996 to 3.8% in 1997. The decrease is attributable to the realization of synergies from the Company's growth in 1997. Duplication of personnel costs in the third quarter of 1996 related to the acquisition of Crocker also contributed to the higher general and administrative expenses in the prior year.


     Net income before minority interest and extraordinary item equaled $92.6 million and $48.2 million, respectively, for the years ended December 31, 1997, and 1996. The extraordinary items consisted of prepayment penalties incurred and deferred loan cost expensed in connection with the extinguishment of secured debt assumed in various acquisitions completed in 1997 and 1996. The Company also recorded $13.1 million in preferred stock dividends for the year ended December 31, 1997.



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


     Rental operating expenses increased $18.3 million, or 107.6%, from $17.0 million in 1995 to $35.3 million in 1996. The increase is due to the addition of 8.2 million square feet to the in-service portfolio. Rental expenses as a percentage of related rental revenues increased from 23.9% for the year ended December 31, 1995, to 27.0% for the year ended December 31, 1996. The increase is a result of an increase in the percentage of office properties in the portfolio which have fewer "triple net" leases and approximately $400,000 in additional expenses related to the severe winter weather in 1996 and the hurricane in September of the same year.

     Depreciation and amortization for the years ended December 31, 1996, and 1995 was $22.1 million and $11.1 million, respectively. The increase of $11.0 million, or 99.1%, is due to a 130.9% increase in depreciable assets. Interest expense increased $12.9 million, or 94.0%, from $13.7 million in 1995 to $26.6 million in 1996. The increase is attributable to the increase in outstanding debt related to the Company's acquisition and development activities. Interest expense for the years ended December 31, 1996, and 1995 included $1.9 million and $1.6 million, respectively, of non-cash deferred financing costs and amortization of the costs related to the Company's interest rate protection agreements.


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


     Net income before minority interest and extraordinary item equaled $48.2 million and $28.9 million for the years ended December 31, 1996, and 1995, respectively. The extraordinary items consisted of prepayment penalties incurred and deferred loan cost expensed in connection with the extinguishment of certain debt assumed in the Crocker merger in 1996 and the Forsyth Transaction in 1995.

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


Capitalization


     Mortgage and notes payable at December 31, 1997, totaled $978.6 million and were comprised of $332.4 million of secured indebtedness with a weighted average interest rate of 8.2% and $646.2 million of unsecured indebtedness with a weighted average interest rate of 7.0%. All of the mortgage and notes payable outstanding at December 31, 1997, were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements (see below). The weighted average life of the indebtedness was approximately 5.3 years at December 31, 1997.

     Based on the Company's total market capitalization of $3.4 billion at December 31, 1997 (at the December 31, 1997, stock price of $37.19 per share and assuming the redemption of each of the approximately 10.4 million Common Units held by limited partners in the Operating Partnership for a share of Common Stock), the Company's indebtedness represented approximately 29% of its total market capitalization.


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


   o X-POSSM Offering. On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option SecuritiesSM ("X-POSSM"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011, issued by the Operating Partnership (the "Put Option Notes"). The X-POSSM bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09%, net of a related put option and certain interest rate protection agreement costs. Under certain circumstances, the Put Option Notes could also become subject to early maturity on June 15, 2004. The issuance of the Put Option Notes and the related put option is referred to herein as the "X-POSSM Offering."

   o August 1997 Offering. On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998, is less than the Forward Price, the Company will pay the difference to UBS/LB in cash or shares of Common Stock, at the Company's option. In the event the Company elects to settle the Forward Contract with shares of Common Stock and the share price is less than the Forward

     Price, the settlement may result in dilution to the Company shareholders. At December 31, 1997, the Company's share price was $37.38 compared to the Forward Price and the net price of the shares sold to UBS/LB of $31.73 at closing.


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


     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans") excluding the effect of changes in the Company's credit risk, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with $22 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. Net payments made to counterparties under the above interest rate protection agreements were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from the counterparties under the interest rate protection agreements were $167,000 and $385,000 for 1996 and 1995, respectively. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.


     In anticipation of a 1998 debt offering, on September 17, 1997, the Company entered into a swap agreement with a notional amount of $114 million. The swap agreement has a termination date of

April 10, 1998, and carries a fixed rate of 6.3%, which is a combination of the treasury rate plus the swap spread and the forward premium.


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


     The Company presently has no plans for major capital improvements to the existing properties, other than an $8 million renovation of the common areas of a 639,000-square foot property acquired in the ACP Transaction. A reserve has been established to cover the cost of the renovations. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the previously discussed Revolving Loans. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company. In addition, the Company anticipates utilizing the Revolving Loans primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loans upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.


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


Recent Developments


Recent Acquisitions


     Riparius Transaction. In closings on December 23, 1997, and January 8, 1998, the Company completed an acquisition of Riparius Development Corporation in Baltimore, Maryland, involving a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years. As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Company has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998, and will pay out $23.9 million over the next three years for the 101 additional acres of development land.

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


Pending Acquisitions


     J.C. Nichols Transaction. On December 22, 1997, the Company entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City, Missouri real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols Transaction"). J.C. Nichols is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

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


     February 1998 Debt Offering. On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013, and $100 million of 7 1/8% notes due February 1, 2008 (the "February 1998 Debt Offering").


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

     As of the date hereof, 99% of the Properties have been subjected to a Phase I environmental assessment. These assessments have not revealed, nor is management of the Company aware of, any environmental liability that it believes would have a material adverse effect on the Company's financial position, operations or liquidity taken as a whole. This projection, however, could prove to be incorrect depending on certain factors. For example, the Company's assessments may not reveal all environmental liabilities, or may underestimate the scope and severity of environmental conditions observed, with the result that there may be material environmental liabilities of which the Company is unaware, or material environmental liabilities may have arisen after the assessments were performed of which the Company is unaware. In addition, assumptions regarding groundwater flow and the existence and source of contamination are based on available sampling data, and there are no assurances that the data are reliable in all cases. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties, or by third parties unrelated to the Company.


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


Impact of Year 2000 Issues

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


     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. It is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement No. 128 requirements.



Funds From Operations and Cash Available for Distributions


     The Company considers Funds from Operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO, as described below. FFO and cash available for distributions should not be considered as alternatives to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.


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

     FFO and cash available for distribution for the years ended December 31, 1997, and 1996 are summarized in the following table (in thousands):




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


Inflation


     In the last five years, inflation has not had a significant impact on the Company because of the relatively low inflation rate in the Company's geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in operating expenses resulting from inflation. In addition, 97 percent of the leases are for remaining terms of less than seven years, which may enable the Company to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.

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


                                        HIGHWOODS PROPERTIES, INC.

                                      By: /s/   RONALD P. GIBSON
                                          -------------------------------------

                                          Ronald P. Gibson
                                          President and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



               Signature                             Title                    Date
--------------------------------------   ----------------------------   ---------------
/s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of       March 31, 1998
-------------------------------------
 O. Temple Sloan, Jr.                    Directors

/s/  RONALD P. GIBSON                    President, Chief Executive     March 31, 1998
-------------------------------------
 Ronald P. Gibson                        Officer and Director

/s/  JOHN L. TURNER                      Vice Chairman of the Board     March 31, 1998
-------------------------------------
 John L. Turner                          and Chief Investment
                                         Officer

/s/  GENE H. ANDERSON                    Senior Vice President and      March 31, 1998
-------------------------------------
 Gene H. Anderson                        Director

/s/  JOHN W. EAKIN                       Senior Vice President and      March 31, 1998
-------------------------------------
 John W. Eakin                           Director

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

/s/  WILLARD W. SMITH JR.                Director                       March 31, 1998
-------------------------------------
 Willard W. Smith Jr.

/s/  STEPHEN TIMKO                       Director                       March 31, 1998
-------------------------------------
 Stephen Timko

               Signature                             Title                     Date
--------------------------------------   -----------------------------   ---------------
/s/  WILLIAM T. WILSON III               Director                        March 31, 1998
-------------------------------------
 William T. Wilson III

/s/  CARMAN J. LIUZZO                    Vice President and Chief        March 31, 1998
-------------------------------------
 Carman J. Liuzzo                        Financial Officer (Principal
                                         Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer

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




                                        ERNST & YOUNG LLP

Raleigh, North Carolina
February 20, 1998

                           HIGHWOODS PROPERTIES, INC.

                          Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)



                                                                                    December 31,
                                                                           ------------------------------
                                                                                1997             1996
                                                                           --------------   -------------
Assets
Real estate assets, at cost:
  Land and improvements ................................................     $  344,315      $  222,422
  Buildings and tenant improvements ....................................      2,194,641       1,152,990
  Development in process ...............................................         95,387          28,858
  Land held for development ............................................         64,454          14,668
  Furniture, fixtures and equipment ....................................          3,362           2,096
                                                                             ----------      ----------
                                                                              2,702,159       1,421,034
  Less -- accumulated depreciation .....................................        (87,505)        (43,160)
                                                                             ----------      ----------
  Net real estate assets ...............................................      2,614,654       1,377,874
Cash and cash equivalents ..............................................         10,146          11,070
Restricted cash ........................................................          9,341           8,539
Accounts receivable net of allowance of $555 and $286 at December 31,
  1997 and 1996, respectively ..........................................         17,701           9,039
Advances to related parties ............................................          9,072           2,406
Accrued straight-line rents receivable .................................         13,033           6,185
Other assets:
  Deferred leasing costs ...............................................         21,688           9,601
  Deferred financing costs .............................................         22,294          21,789
  Prepaid expenses and other ...........................................         17,607           3,901
                                                                             ----------      ----------
                                                                                 61,589          35,291
  Less -- accumulated amortization .....................................        (13,230)         (6,964)
                                                                             ----------      ----------
                                                                                 48,359          28,327
                                                                             ----------      ----------
                                                                             $2,722,306      $1,443,440
                                                                             ==========      ==========
Liabilities and stockholders' equity
Mortgages and notes payable ............................................     $  978,558      $  555,876
Accounts payable, accrued expenses and other liabilities ...............         55,121          27,600
                                                                             ----------      ----------
  Total liabilities ....................................................      1,033,679         583,476
Minority interest ......................................................        287,186          89,617
Stockholders' equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference $1,000 per share),
  125,000 shares issued and outstanding at December 31, 1997 ...........        125,000              --
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share),
  6,900,000 shares issued and outstanding at December 31, 1997 .........        172,500              --
Common stock, $.01 par value, authorized 100,000,000 shares;
  issued and outstanding 46,838,600 at December 31, 1997 and
  35,636,155 at December 31, 1996 ......................................            468             356
Additional paid-in capital .............................................      1,132,100         780,562
Distributions in excess of net earnings ................................        (28,627)        (10,571)
                                                                             ----------      ----------
  Total stockholders' equity ...........................................      1,401,441         770,347
                                                                             ----------      ----------
                                                                             $2,722,306      $1,443,440
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


                Consolidated Statements of Stockholders' Equity


                            (Dollars in thousands)



             For the Years Ended December 31, 1997, 1996 and 1995






                                                                                                Retained
                                                                                                Earnings
                                                       Series A    Series B    Additional    (Distributions
                                Number of    Common   Preferred   Preferred      Paid-In      in Excess of
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

                          HIGHWOODS PROPERTIES, INC.

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
             For the Years Ended December 31, 1997, 1996 and 1995



                                                                             1997            1996            1995
                                                                        -------------   -------------   -------------
Operating activities:
Net income ..........................................................    $   71,679      $   39,320      $   23,122
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation ......................................................        44,393          20,752          10,483
  Amortization ......................................................         5,396           3,254           2,218
  Loss on early extinguishment of debt ..............................         5,799           2,140             875
  Minority interest .................................................        15,106           6,485           4,937
  Changes in operating assets and liabilities:
   Accounts receivable ..............................................        (8,662)         (1,140)         (1,561)
   Prepaid expenses and other assets ................................        (3,270)           (776)           (173)
   Accrued straight-line rents receivable ...........................        (6,848)         (2,778)         (1,519)
   Accounts payable, accrued expenses and other liabilities .........         6,599           4,357           4,787
                                                                         ----------      ----------      ----------
     Net cash provided by operating activities ......................       130,192          71,317          43,169
Investing activities:
Proceeds from disposition of real estate assets .....................         1,419             900           2,200
Additions to real estate assets .....................................      (465,066)       (181,444)       (130,411)
Advances to related parties .........................................        (6,666)         (1,132)           (654)
Other assets and notes receivable ...................................       (18,580)         (3,626)         (1,123)
Cash from contributed net assets ....................................            --          20,711             549
Cash paid in exchange for net assets ................................       (35,390)       (322,276)         (6,593)
                                                                         ----------      ----------      ----------
   Net cash used in investing activities ............................      (524,283)       (486,867)       (136,032)
                                                                         ----------      ----------      ----------
Financing activities:
Distributions paid on Common Stock and Common Units .................       (88,397)        (55,515)        (29,845)
Dividends paid on Preferred Stock ...................................       (11,720)             --              --
Net proceeds from sale of Preferred Stock ...........................       288,155              --              --
Net proceeds from the sale of Common Stock ..........................       345,325         406,595         219,821
Payment of prepayment penalties .....................................        (6,945)         (1,184)         (1,046)
Borrowings on Revolving Loans .......................................       563,500         307,500          50,800
Repayment of Revolving Loans ........................................      (264,000)       (299,000)        (87,000)
Proceeds from mortgages and notes payable ...........................       100,000         213,500          90,250
Repayment of mortgages and notes payable ............................      (532,481)       (141,216)       (148,907)
Payment of deferred financing costs .................................          (270)        (10,898)           (630)
                                                                         ----------      ----------      ----------
   Net cash provided by financing activities ........................       393,167         419,782          93,443
                                                                         ----------      ----------      ----------
Net (decrease) increase in cash and cash equivalents ................          (924)          4,232             580
Cash and cash equivalents at beginning of the period ................        11,070           6,838           6,258
                                                                         ----------      ----------      ----------
Cash and cash equivalents at end of the period ......................    $   10,146      $   11,070      $    6,838
                                                                         ==========      ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..............................................    $   51,283      $   26,039      $   11,965
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

     The following transactions (the "Formation Transactions") occurred in connection with the Initial Public Offering:


   o Through the merger of Highwoods Properties Company ("HPC") into the Company, certain investors received 476,190 shares of restricted Common Stock in exchange for their holdings in HPC.


   o The Company consummated various purchase agreements to acquire certain interests in 41 properties, including 27 properties that were not owned by the Highwoods Group prior to the Initial Public Offering.


     For the 14 properties previously owned by the Highwoods Group, negative net assets of approximately $9,272,000 were contributed to the Operating Partnership at their historical cost. Approximately $8,400,000 was distributed to the non-continuing partners of the Highwoods Group for their partnership interests in the 14 properties. For the 27 properties not owned by the Highwoods Group, the Company issued approximately $4,200,000 of common partnership interests in the Operating Partnership ("Common Units"), assumed $54,164,000 of debt and paid $82,129,000 in cash. These 27 properties were recorded at their purchase price using the purchase method of accounting.


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


     The Company is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1997, and 1996, $717,350 and $846,990, respectively, were escrowed for real estate taxes.



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


     The Company is exposed to certain losses in the event of non-performance by the counterparties under the collar and swap arrangements. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Revolving Loans and the variable rate mortgages, even if such rate were in excess of the rate in the collar and swap agreements. The Company would not realize a material loss as of December 31, 1997, in the event of non-performance by any one counterparty. Additionally, the Company limits the amount of credit exposure with any one institution.



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


Reclassifications


     Certain amounts in the December 31, 1996, Financial Statements have been reclassified to conform to the December 31, 1997, presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

                          HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (Continued)


2. MORTGAGES AND NOTES PAYABLE


     Mortgages and notes payable consisted of the following at December 31, 1997, and 1996 (in thousands):




                                                                 1997          1996
                                                             -----------   -----------
          Mortgage notes payable:
            7.9% mortgage note due 2001 ..................   $140,000      $140,000
            8.1% mortgage note due 2002 ..................     11,649            --
            9.0% mortgage note due 2005 ..................     39,630        40,168
            8.2% mortgage note due 2005 ..................     30,951        31,410
            8.0% mortgage note due 2006 ..................     43,465            --
            7.6% to 13% mortgage notes due between
                 1999 and 2013 ...........................     66,681        73,719
            Variable rate mortgage note due 2000 .........         --        11,612
                                                             --------      --------
                                                              332,376       296,909
                                                             --------      --------
          Unsecured indebtedness:
            6.8% notes due in 2003 .......................    100,000       100,000
            7.19% notes due in 2004 ......................    100,000            --
            7.0% notes due in 2006 .......................    110,000       110,000
            7% and 9% notes due in 1997 ..................         --        11,595
            Variable rate note due in 1999 ...............     21,682        22,372
            Revolving Loan due in 1998 ...................     50,000            --
            Revolving Loan due in 1999 ...................    264,500        15,000
                                                             --------      --------
                                                              646,182       258,967
                                                             --------      --------
    Total ................................................   $978,558      $555,876
                                                             ========      ========

Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $719.4 million at December 31, 1997.


     The 7.9% Mortgage Note is secured by 46 of the properties (the "Mortgage Note Properties"), which are held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Company has a 99.99% economic interest in the Financing Partnership, which is managed indirectly by the Company. The 7.9% Mortgage Note is a conventional, monthly pay, first mortgage note in the principal amount of $140 million issued by the Financing Partnership. The 7.9% Mortgage Note is a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may be had only against the Mortgage Note Properties and other assets that have been pledged as security. The 7.9% Mortgage Note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994 (the "Mortgage Note Indenture"), among the Financing Partnership, Bankers Trust Company of California, N.A., and Bankers Trust Company.


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

                          HIGHWOODS PROPERTIES, INC.

2. MORTGAGES AND NOTES PAYABLE -- Continued


     Under the terms of the purchase agreement relating to the Mortgage Note Properties, the Financing Partnership may be obligated to pay NationsBank, N.A. a deferred contingent purchase price. This contingent payment, which will in no event exceed $4.4 million, is due on April 1, 1998, if the actual four-year cumulative cash flow of such properties exceeds the projected four-year cumulative cash flow. Based on the estimates of future operations, the Company does not believe that any deferred contingent purchase principal price will be payable.



Unsecured Indebtedness


     On November 26, 1996, the Company, through the Operating Partnership, issued $100,000,000 of unsecured 6 3/4% notes due December 1, 2003, and $110,000,000 of unsecured 7% notes due December 1, 2006. Interest on the notes is payable semi-annually on June 1 and December 1 commencing on June 1, 1997. In accordance with the terms of the Indenture under which the unsecured notes are issued, the Company is required to (a) limit its total indebtedness, (b) limit its level of secured debt, (c) maintain a minimum debt service coverage ratio and (d) maintain a minimum level of unencumbered assets. At December 31, 1997, the Company was in compliance with these covenants.


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


     In September 1996, the Company obtained a $280,000,000 unsecured revolving loan which matures on October 31, 1999. Borrowings under such revolving loan will adjust based upon the Company's senior unsecured debt rating with a range of 30-day LIBOR plus 100 basis points to LIBOR plus 175 basis points. The Company had $15,500,000 in available borrowings under this loan at December 31, 1997. At December 31, 1997, the rate was set at 30-day LIBOR plus 100 basis points and the effective interest rate was 6.97%. In December 1997, the Company obtained a $150,000,000-unsecured revolving loan which matures on June 30, 1998. Borrowings under such revolving loan will be based on the 30-day LIBOR rate plus 90 basis points. At December 31, 1997, the effective interest rate was 6.84%. The Company had $100,000,000 in available borrowings under this loan at December 31, 1997. The terms of each of the revolving loans require the Company to pay a commitment fee equal to .15% to .25% of the unused portion of such revolving loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1997, the Company was in compliance with these covenants.



Other Information


     The Company has entered into an interest swap agreement with a financial institution to effectively fix the interest rate on the variable rate mortgages and variable rate notes at a rate of 6.95%. At December 31, 1997, the notional amounts of the interest rate swaps equaled the outstanding balance of the indebtedness. The swap expires in June 2000 and had a cost basis of $334,000 at December 31, 1997.

     To limit increases in interest expense on $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans"), the Company has purchased an interest rate collar which limits its exposure to an increase in 30-day LIBOR to 6.25% plus 100 basis points through November

                          HIGHWOODS PROPERTIES, INC.

2. MORTGAGES AND NOTES PAYABLE -- Continued

2001. The initial premium used to acquire the $80,000,000 interest rate collar is being amortized over the term of the Revolving Loan due in 1999. The cost basis of the collar was $2,457,000 at December 31, 1997.


     Net payments made to counterparties under the above interest rate protection agreement were $47,000 in 1997 and were recorded as an increase to interest expense. Payments received from counterparties were $167,000 in 1996 and $385,000 in 1995, and were recorded as a reduction of interest expense.

     In anticipation of a 1998 debt offering, on September 17, 1997, the Company entered into a hedge agreement with a notional amount of $114 million. The hedge agreement has a termination date of April 10, 1998, and carries a fixed rate of 6.3% which is a combination of the treasury rate plus the swap spread and the forward premium. The estimated fair value of the hedge at December 31, 1997, was ($4.8 million).

     The aggregate maturities of the mortgage and notes payable at December 31, 1997, are as follows (in thousands):



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


3. EMPLOYEE BENEFIT PLANS


Management Compensation Program


     The Company has established an incentive compensation plan for employees of the Company. The plan provides for payment of a cash bonus to participating officers and employees if certain Company performance objectives are achieved. The amount of the bonus to participating officers and employees is based on a formula determined for each employee by the Compensation Committee, but may not exceed 100% of base salary. All bonuses may be subject to adjustment to reflect individual performance as measured by specific qualitative criteria to be approved by the Compensation Committee. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.


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


4. RENTAL INCOME


     The Company's real estate assets are leased to tenants under operating leases, substantially all of which expire over the next 10 years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Company for increases in certain costs above the base year costs.


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
                                ----------
                                $1,325,382
                                ==========

5. RELATED PARTY TRANSACTIONS


     The Company makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum, are due on demand and totaled $7,022,000 at December 31, 1997, and $2,406,000 at December 31, 1996. The Company recorded interest income from these advances of $142,000, $91,000 and $43,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On October 1, 1997, the Company transferred title to the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer of the Company for $2,050,000. The Company accepted a note receivable of $2,050,000 as consideration for this transaction which approximated the carrying value of the property. The note bears interest at 8% per annum and is payable in full on September 1, 1998. The Company recorded interest income of $41,000 for the year ended December 31, 1997.

                          HIGHWOODS PROPERTIES, INC.

5. RELATED PARTY TRANSACTIONS -- Continued


     On March 18, 1997, the Company purchased 5.68 acres of development land in Raleigh, North Carolina, for $1,298,959 from a partnership in which an executive officer and director and an additional director of the Company each has an 8.5% limited partnership interest.


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



6. STOCKHOLDERS' EQUITY



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
                                          =======      =======      =======


     The Company's tax returns for the year ended December 31, 1997, have not been filed, and the taxability information for 1997 is based upon the best available data. The Company's tax returns have not been examined by the Internal Revenue Service, and therefore the taxability of distributions is subject to change.


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

6. STOCKHOLDERS' EQUITY -- Continued

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


Forward Share Purchase Agreement
     On August 28, 1997, the Company entered into two transactions with affiliates of Union Bank of Switzerland (the "August 1997 Offering"). In one transaction, the Company sold 1,800,000 shares of Common Stock to UBS Limited for net proceeds of approximately $57 million. In the other transaction, the Company entered into a forward share purchase agreement (the "Forward Contract") with Union Bank of Switzerland, London Branch ("UBS/LB"). The Forward Contract generally provides that, if the price of a share of Common Stock is above $32.14 (the "Forward Price") on August 28, 1998, UBS/LB will return the difference (in shares of Common Stock) to the Company. Similarly, if the price of a share of Common Stock on August 28, 1998, is less than the Forward Price, the Company will pay the difference of UBS/LB in cash or shares of Common Stock, at the Company's option. At December 31, 1997, the Company's share price was $37.38 compared to the Forward Price and the net price of the shares sold to UBS/LB of $31.73.

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


     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. It is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.


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


(2) For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 3, 6 and 8.


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


8. STOCK OPTIONS AND WARRANTS


     As of December 31, 1997, 2,364,027 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant. In 1997, the Company adopted a Unit Option Plan whereby no limit was placed on the number of authorized Common Units reserved for future issuances. Common Unit options are similar to non-qualified stock options except that the holder is entitled to purchase Common Units in the Operating Partnership. Each Common Unit received upon the exercise of a Common Unit option may be redeemed by the holder thereof for the cash value of one share of Common Stock. The Company intends to allow holders of the Common Unit options to convert them to non-qualified stock options upon approval by the stockholders of the Company.


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


     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 1997 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted average expected life of the options of five years. The fair values of the 1996 and 1995 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.47%, expected volatility of .182, dividend yield of 7.07% and a weighted-average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:





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


     Exercise prices for options outstanding as of December 31, 1997, ranged from $20.75 to $35.50. The weighted average remaining contractual life of those options is 9.0 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1997, 1996 and 1995 was $3.23, $3.10 and $1.90, respectively.



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


9. COMMITMENTS AND CONTINGENCIES


     Lease


     Certain properties in the portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.


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



11. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)


     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1996: (1) the 1996 acquisition of 91 properties at an initial cost of $704 million, (2) the 1997 acquisition of 176 properties at an initial cost of $1.1 billion, (3) the Summer 1996 and December 1996 Common Stock offerings, (4) the November 1996 issuance of $210 million of unsecured notes, (5) the 1997 Series A and Series B Preferred Stock Offerings, (6) the June 1997 X-POS Offering and (7) the August and October 1997 Stock Offerings.


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


12. SUBSEQUENT EVENTS


     Recent Acquisitions


     In closings on December 23, 1997, and January 8, 1998, the Company completed a business combination with Riparius Development Corporation in Baltimore, Maryland, involving the acquisition of a portfolio of five office properties encompassing 369,000 square feet, two office development projects encompassing 235,000 square feet, 11 acres of development land and 101 additional acres of development land to be acquired over the next three years (the "Riparius Transaction"). As of December 31, 1997, the in-service properties acquired in the Riparius Transaction were 99% leased. The cost of the Riparius Transaction consisted of a cash payment of $43.6 million. In addition, the Company has assumed the two office development projects with an anticipated cost of $26.2 million expected to be paid in 1998 and will pay out $23.9 million over the next three years for the 101 additional acres of development land.


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


     Pending Acquisitions


     On December 22, 1997, the Company entered into a merger agreement (the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City, Missouri real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols Transaction").


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


     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Company would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive either 1.84 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration, and the Company may limit the amount of Common Stock issued to 75% of the total consideration. The exchange ratio is fixed and reflects the average closing price of the Common Stock over the 20 trading days preceding the effective date of the Merger Agreement. The cost of the J.C. Nichols Transaction under the Merger Agreement is approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. If J.C. Nichols enters into a business combination with a third party or otherwise terminates the J.C. Nichols Transaction, such third party or J.C. Nichols may be required to pay the Company a break-up fee of up to $14.7 million plus expenses of $2.5 million. Under certain other circumstances, if the J.C. Nichols Transaction is terminated, the terminating party may be required to pay expenses of $2.5 million to the non-terminating party.


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

                          HIGHWOODS PROPERTIES, INC.

12. SUBSEQUENT EVENTS -- Continued


     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013, and $100 million of 7 1/8% notes due February 1, 2008.


     On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

     On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.


13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


     Selected quarterly financial data for the years ended December 31, 1997, and 1996 are as follows (in thousands except per share amounts):


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
                                  ========           ========          ========           ========       ========

                          HIGHWOODS PROPERTIES, INC.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued




                                                          For the year ended December 31, 1997*
                                  --------------------------------------------------------------------------------------
                                   First Quarter     Second Quarter     Third Quarter     Fourth Quarter        Total
                                  ---------------   ----------------   ---------------   ----------------   ------------
Revenues ......................   58,321            61,238             63,655            91,256             274,470
                                  ------            ------             ------            ------             -------
Income before minority
  interest and extraordinary
  item ........................   19,554            20,595             21,554            30,881              92,584
Minority interest .............   (3,129)           (3,295)            (3,448)           (5,234)            (15,106)
Extraordinary item ............   (3,337)              -0-             (1,328)           (1,134)             (5,799)
                                  ------            ------             ------            ------             -------
Net (loss) income .............   13,088            17,300             16,778            24,513              71,679
                                  ======            ======             ======            ======             =======
Preferred dividends ...........   (1,407)           (2,695)            (2,870)           (6,145)            (13,117)
                                  ------            ------             ------            ------             -------
Net income available for
  common stockholders .........   11,681            14,605             13,908            18,368              58,562
                                  ------            ------             ------            ------             -------
Per Share:
  Income before
   extraordinary
   item -- Basic ..............   $  .43            $  .41             $  .42            $  .42             $  1.66
                                  ======            ======             ======            ======             =======
  Income before extraordinary
   item -- Diluted ............   $  .42            $  .40             $  .42            $  .41             $  1.65
                                  ======            ======             ======            ======             =======


----------

* The total of the four quarterly amounts for net income per share does not equal the total for the year due to the use of a weighted average to compute the average number of shares outstanding.

                           HIGHWOODS PROPERTIES, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 1997
                                 (In thousands)


                                                                 Cost Capitalized
                                                                    Subsequent                 Gross Amount at
                                             Initial Cost         to Acquisition      Which Carried at Close of Period
                                             ------------         --------------      --------------------------------
                                                  Building &            Building &             Building &
       Description         Encumbrance    Land   Improvements   Land   Improvements    Land   Improvements   Total (16)
------------------------- ------------- ------- -------------- ------ -------------- ------- -------------- ------------
Ridgefield 200                1,685       636    3,607           --     176            636    3,783          4,419
Ridgefield 300                1,837       910    5,157           --      21            910    5,178          6,088
1765 The Exchange                --       767    6,325           --      66            767    6,391          7,158
Two Point Royal                  --     1,793   14,951           --      --          1,793   14,951         16,744
400 North Business Park          --       979    6,174           --      21            979    6,195          7,174
50 Glenlake                      --     2,500   20,000           --      60          2,500   20,060         22,560
6348 N.E. Expressway          1,437       277    1,646           --       7            277    1,653          1,930
6438 N.E. Expressway          1,629       181    2,225           --      27            181    2,252          2,433
Bluegrass Place 1                --       491    2,036           --      --            491    2,036          2,527
Bluegrass Place 2                --       412    2,555           --      --            412    2,555          2,967
1700 Century Circle              --     1,115    3,148           --     240          1,115    3,388          4,503
1800 Century Boulevard           --     1,441   28,939           --      98          1,441   29,037         30,478
1875 Century Boulevard           --        --    8,790           --      27             --    8,817          8,817
1900 Century Boulevard           --        --    4,721           --     138             --    4,859          4,859
2200 Century Parkway             --        --   14,318           --     231             --   14,549         14,549
2600 Century Parkway             --        --   10,357           --      11             --   10,368         10,368
2635 Century Parkway             --        --   21,230           --      80             --   21,310         21,310
2800 Century Parkway             --        --   20,149           --       6             --   20,155         20,155
Chattahoochee Avenue             --       248    1,840           --     175            248    2,015          2,263
Chastain Place I                 --       472    3,011           --     416            472    3,427          3,899
Corporate Lakes                  --     1,275    7,242           --     274          1,275    7,516          8,791
 Distribution Center
Cosmopolitan North               --     2,855    4,155           --     105          2,855    4,260          7,115
1035 Fred Drive                  --       270    1,246           --       1            270    1,247          1,517
1077 Fred Drive                  --       384    1,195           --      15            384    1,210          1,594
5125 Fulton Industrial           --       578    3,147           --      31            578    3,178          3,756
 Blvd
Fulton Corporate Center          --       542    2,048           --      26            542    2,074          2,616
Gwinnett Distribution            --     1,128    5,943           --     226          1,128    6,169          7,297
 Center
Kennestone Corporate             --       518    4,874           --      --            518    4,874          5,392
 Center
Lavista Business Park            --       821    5,244           --     211            821    5,455          6,276
Norcross, I, II                  --       326    1,989           --      --            326    1,989          2,315
Oakbrook I                    2,013       873    4,948           --      53            873    5,001          5,874
Oakbrook II                   3,463     1,579    8,950           --     563          1,579    9,513         11,092
Oakbrook III                  3,931     1,480    8,388           --     115          1,480    8,503          9,983
Oakbrook IV                   2,381       953    5,400           --      25            953    5,425          6,378
Oakbrook V                    5,664     2,206   12,501           --     149          2,206   12,650         14,856
Oakbrook Summitt              4,600       950    6,596           --      29            950    6,625          7,575
Oxford Lake Business             --       855    7,085           --       6            855    7,091          7,946
 Center
Southside Distribution           --       810    4,527           --      23            810    4,550          5,360
 Center
Steel Drive                      --       171    1,219           --      --            171    1,219          1,390
9690 Deereco Road                --     1,188   16,460           --      --          1,188   16,460         17,648
Atrium Building                  --     1,390    9,964           --      --          1,390    9,964         11,354
Business Center at               --       827    1,597           --      --            827    1,597          2,424
 Owings Mills-7
Business Center at               --       786    2,263           --      --            786    2,263          3,049
 Owings Mills-8
Business Center at               --       960    6,187           --      --            960    6,187          7,147
 Owings Mills-9
Grandview I                   5,154     1,895   10,739           --      56          1,895   10,795         12,690
Highwoods Square                 --     2,586   14,657           --     315          2,586   14,972         17,558
Highwoods Plaza                  --     1,772   10,042           --     128          1,772   10,170         11,942
One Boca Place                   --     5,736   32,505           --     336          5,736   32,841         38,577
4101 Stuart                      --        70      510           --     234             70      744            814
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
 Andrew Blvd.

                                                             Cost Capitalized
                                                                Subsequent                 Gross Amount at
                                        Initial Cost          to Acquisition       Which Carried at Close of Period
                                        ------------          --------------       --------------------------------
                                              Building &            Building &              Building &
     Description     Encumbrance     Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
-------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
4105 Stuart                --         26      189            --      13             26      202             228
 Andrew Blvd.
4109 Stuart                --         87      636            --       9             87      645             732
 Andrew Blvd.
4201 Stuart                --        110      809            --      28            110      837             947
 Andrew Blvd.
4205 Stuart                --        134      979            --      16            134      995           1,129
 Andrew Blvd.
4209 Stuart                --         91      665            --      18             91      683             774
 Andrew Blvd.
4215 Stuart                --        133      978            --      26            133    1,004           1,137
 Andrew Blvd.
4301 Stuart                --        232    1,702            --      33            232    1,735           1,967
 Andrew Blvd.
4321 Stuart                --         73      534            --       5             73      539             612
 Andrew Blvd.
First Citizens             --        647    5,528            --     153            647    5,681           6,328
English Oak              1,968       750    4,248            --      34            750    4,282           5,032
Laurel Oak              1,448        471    2,671            --     248            471    2,919           3,390
Live Oak                           1,403    5,611            --     563          1,403    6,174           7,577
Scarlet Oak             2,177      1,073    6,078            --      40          1,073    6,118           7,191
Twin Oaks               3,406      1,243    7,044            --      65          1,243    7,109           8,352
Willow Oak              1,234        442    2,505            --     206            442    2,711           3,153
Water Oak               5,097      1,623    9,196            --     482          1,623    9,678          11,301
Pinebrook                  --        846    4,739            --      41            846    4,780           5,626
Parkway Plaza              --      1,110    4,741            --     155          1,110    4,896           6,006
 Building 1
Parkway Plaza              --      1,694    6,777            --   1,009          1,694    7,786           9,480
 Building 2
Parkway Plaza              --      1,570    6,282            --     376          1,570    6,658           8,228
 Building 3
Parkway Plaza              --         --    2,438            --     510             --    2,948           2,948
 Building 6
Parkway Plaza              --         --    4,648            --      73             --    4,721           4,721
 Building 7
Parkway Plaza              --         --    4,698            --      30             --    4,728           4,728
 Building 8
Parkway Plaza              --         --    6,008            --      13             --    6,021           6,021
 Building 9
Steele Creek Park            (4)     499    1,998            --     146            499    2,144           2,643
 Building A
Steele Creek Park            (4)     110      441            --       8            110      449             559
 Building B
Steele Creek Park            (4)     188      751            --     292            188    1,043           1,231
 Building E
Steele Creek Park            (4)     196      783            --      25            196      808           1,004
 Building G-1
Steele Creek Park            (4)     169      677            --     153            169      830             999
 Building H
Steele Creek Park            (4)     148      592            --       5            148      597             745
 Building K
Center Point I          3,549      1,313    7,441            --      30          1,313    7,471           8,784
Center Point II            --      1,183    6,702             1   1,328          1,184    8,030           9,214
Center Point V             --        265    1,279            --     107            265    1,386           1,651
Fontaine I              3,520      1,219    6,907            --     191          1,219    7,098           8,317
Fontaine II             1,807        941    5,335            --     686            941    6,021           6,962
Fontaine III               --        853    4,833            --      78            853    4,911           5,764
Fontaine V              1,192        395    2,237            --      --            395    2,237           2,632
6348 Burnt Poplar          --        721    2,883            --       7            721    2,890           3,611
6350 Burnt Poplar          --        339    1,365            --       5            339    1,370           1,709
Deep River I            2,305      1,033    5,855            --     162          1,033    6,017           7,050
Copier Consultants           (3)     252    1,008            --      12            252    1,020           1,272
East - Building 01           (3)     377    1,510            --      46            377    1,556           1,933
East - Building 02           (3)     461    1,842            --      22            461    1,864           2,325
East - Building 03           (3)     321    1,283            --      61            321    1,344           1,665
East - Building 06         --        103      526            --     159            103      685             788
Hewlett Packard            --        149      727            --     193            149      920           1,069
Inacom                     --        106      478            --     293            106      771             877



                                                      Life on
                                                       Which
                       Accumulated      Date of     Depreciation
     Description     Depreciation   Construction    is Computed
-------------------- -------------- -------------- -------------
4105 Stuart                 15          1984         5-40 yrs.
 Andrew Blvd.
4109 Stuart                 42          1984         5-40 yrs.
 Andrew Blvd.
4201 Stuart                 59          1982         5-40 yrs.
 Andrew Blvd.
4205 Stuart                 65          1982         5-40 yrs.
 Andrew Blvd.
4209 Stuart                 47          1982         5-40 yrs.
 Andrew Blvd.
4215 Stuart                 70          1982         5-40 yrs.
 Andrew Blvd.
4301 Stuart                115          1982         5-40 yrs.
 Andrew Blvd.
4321 Stuart                 34          1982         5-40 yrs.
 Andrew Blvd.
First Citizens             523          1989         5-40 yrs.
English Oak                147          1984         5-40 yrs.
Laurel Oak                 128          1984         5-40 yrs.
Live Oak                   217          1989         5-40 yrs.
Scarlet Oak                216          1982         5-40 yrs.
Twin Oaks                  236          1985         5-40 yrs.
Willow Oak                  95          1982         5-40 yrs.
Water Oak                  370          1985         5-40 yrs.
Pinebrook                   43          1986         5-40 yrs.
Parkway Plaza              264          1982         5-40 yrs.
 Building 1
Parkway Plaza              471          1983         5-40 yrs.
 Building 2
Parkway Plaza              404          1984         5-40 yrs.
 Building 3
Parkway Plaza              108          1996         5-40 yrs.
 Building 6
Parkway Plaza              241          1985         5-40 yrs.
 Building 7
Parkway Plaza              240          1986         5-40 yrs.
 Building 8
Parkway Plaza              308          1984         5-40 yrs.
 Building 9
Steele Creek Park          187          1989         5-40 yrs.
 Building A
Steele Creek Park           33          1985         5-40 yrs.
 Building B
Steele Creek Park           93          1985         5-40 yrs.
 Building E
Steele Creek Park           67          1989         5-40 yrs.
 Building G-1
Steele Creek Park          108          1987         5-40 yrs.
 Building H
Steele Creek Park           43          1985         5-40 yrs.
 Building K
Center Point I             246          1988         5-40 yrs.
Center Point II            257          1996         5-40 yrs.
Center Point V              31          1997         5-40 yrs.
Fontaine I                 229          1985         5-40 yrs.
Fontaine II                320          1987         5-40 yrs.
Fontaine III               172          1988         5-40 yrs.
Fontaine V                  74          1990         5-40 yrs.
6348 Burnt Poplar          208          1990         5-40 yrs.
6350 Burnt Poplar           99          1992         5-40 yrs.
Deep River I               226          1989         5-40 yrs.
Copier Consultants          73          1990         5-40 yrs.
East - Building 01         131          1990         5-40 yrs.
East - Building 02         134          1986         5-40 yrs.
East - Building 03         103          1986         5-40 yrs.
East - Building 06          28          1997         5-40 yrs.
Hewlett Packard             88          1996         5-40 yrs.
Inacom                      61          1996         5-40 yrs.

                                                                   Cost Capitalized
                                                                      Subsequent
                                            Initial Cost            to Acquisition
                                            ------------            --------------
                                                  Building &                Building &
       Description       Encumbrance     Land   Improvements      Land    Improvements
------------------------ ------------- -------- -------------- ---------- --------------
East - Building A               (3)      541      2,913              --     279
East - Building B               (3)      779      3,200              --     255
East - Building C               (3)    2,384      9,535              --     298
East - Building D             --         271      3,213              --     654
Service Center 1                (3)      275      1,099              --      81
Service Center 2                (3)      222        889              --      20
Service Center 3                (3)      304      1,214              --      62
Service Center 4                (3)      224        898              --      12
Service Court                   (3)      194        774              --      36
Warehouse 1                     (3)      384      1,535              --      39
Warehouse 2                     (3)      372      1,488              --      28
Warehouse 3                     (3)      370      1,480              --      26
Warehouse 4                     (3)      657      2,628              --      28
Highland Industries             (3)      175        699              --       7
206 South Westgate Dr.        --          91        664              --      64
207 South Westgate Dr.        --         138      1,012              --       8
300 South Westgate Dr.        --          68        496              --       3
305 South Westgate Dr.        --          30        220              --      17
307 South Westgate Dr.        --          66        485              --       6
309 South Westgate Dr.        --          68        496              --      13
311 South Westgate Dr.        --          75        551              --      26
315 South Westgate Dr.        --          54        396              --       7
317 South Westgate Dr.        --          81        597              --       7
319 South Westgate Dr.        --          54        396              --       3
4600 Dundas Circle            --          62        456              --      26
4602 Dundas Circle            --          68        498              --      18
7906 Industrial               --          62        455              --       5
 Village Rd.
7908 Industrial               --          62        455              --      11
 Village Rd.
7910 Industrial               --          62        455              --      14
 Village Rd.
Airpark North - DC1             (3)      723      2,891              --      57
Airpark North - DC2             (3)    1,094      4,375              --      83
Airpark North - DC3             (3)      378      1,511              --     240
Airpark North - DC4             (3)      377      1,508              --      75
2606 Phoenix Dr. - 100        --          63        466              --      --
2606 Phoenix Dr. - 200        --          63        466              --       3
2606 Phoenix Dr. - 300        --          31        229              --      37
2606 Phoenix Dr. - 400        --          52        382              --       8
2606 Phoenix Dr. - 500        --          64        471              --       9
2606 Phoenix Dr. - 600        --          78        575              --      10
2616 Phoenix Dr.              --         135        990              --      44
5 Dundas Circle               --          72        531              --      10
7 Dundas Circle               --          75        552              --      11
8 Dundas Circle               --          84        617              --      18
9 Dundas Circle               --          51        373              --       3
302 Pomona Dr.                --          84        617              --      42
304 Pomona Dr.                --          22        163              --      --
306 Pomona Dr.                --          50        368              --       8
308 Pomona Dr.                --          72        531              --       2
500 Radar Rd.                 --         202      1,484              --      82
502 Radar Rd.                 --          39        285              --      43
504 Radar Rd.                 --          39        285              --       3
506 Radar Rd.                 --          39        285              --       5
Regency One                   --         515      2,352              --     571
Regency Two                   --         435      1,864              --     503
Sears Cenfact                 --         861      3,446              --      21
4000 Spring Garden St.        --         127        933              --      34
4002 Spring Garden St.        --          39        290              --       2
4004 Spring Garden St.        --         139      1,019              --      57
R.F. Micro Devices            --         512      7,674              --      --
West Airpark I                  (4)      954      3,817              --     365
West Airpark II                 (4)      887      3,536                (3)  138
West Airpark IV                 (4)      226        903              --     120
West Airpark V                  (4)      242        966              --      29



                                   Gross Amount at
                           Which Carried at Close of Period
                                                                                               Life on
                                                                                                Which
                                    Building &                  Accumulated      Date of     Depreciation
       Description         Land    Improvements   Total (16)  Depreciation   Construction    is Computed
------------------------ -------- -------------- ------------ -------------- -------------- -------------
East - Building A          541      3,192          3,733            272          1986         5-40 yrs.
East - Building B          779      3,455          4,234            290          1988         5-40 yrs.
East - Building C        2,384      9,833         12,217            729          1990         5-40 yrs.
East - Building D          271      3,867          4,138            107          1997         5-40 yrs.
Service Center 1           275      1,180          1,455             96          1985         5-40 yrs.
Service Center 2           222        909          1,131             64          1985         5-40 yrs.
Service Center 3           304      1,276          1,580            107          1985         5-40 yrs.
Service Center 4           224        910          1,134             65          1985         5-40 yrs.
Service Court              194        810          1,004             63          1990         5-40 yrs.
Warehouse 1                384      1,574          1,958            121          1985         5-40 yrs.
Warehouse 2                372      1,516          1,888            113          1985         5-40 yrs.
Warehouse 3                370      1,506          1,876            109          1986         5-40 yrs.
Warehouse 4                657      2,656          3,313            191          1988         5-40 yrs.
Highland Industries        175        706            881             51          1990         5-40 yrs.
206 South Westgate Dr.      91        728            819             41          1986         5-40 yrs.
207 South Westgate Dr.     138      1,020          1,158             63          1986         5-40 yrs.
300 South Westgate Dr.      68        499            567             31          1986         5-40 yrs.
305 South Westgate Dr.      30        237            267             14          1985         5-40 yrs.
307 South Westgate Dr.      66        491            557             32          1985         5-40 yrs.
309 South Westgate Dr.      68        509            577             31          1985         5-40 yrs.
311 South Westgate Dr.      75        577            652             41          1985         5-40 yrs.
315 South Westgate Dr.      54        403            457             25          1985         5-40 yrs.
317 South Westgate Dr.      81        604            685             39          1985         5-40 yrs.
319 South Westgate Dr.      54        399            453             25          1985         5-40 yrs.
4600 Dundas Circle          62        482            544             30          1985         5-40 yrs.
4602 Dundas Circle          68        516            584             34          1985         5-40 yrs.
7906 Industrial             62        460            522             28          1985         5-40 yrs.
 Village Rd.
7908 Industrial             62        466            528             30          1985         5-40 yrs.
 Village Rd.
7910 Industrial             62        469            531             31          1985         5-40 yrs.
 Village Rd.
Airpark North - DC1        723      2,948          3,671            212          1986         5-40 yrs.
Airpark North - DC2      1,094      4,458          5,552            324          1987         5-40 yrs.
Airpark North - DC3        378      1,751          2,129            147          1988         5-40 yrs.
Airpark North - DC4        377      1,583          1,960            114          1988         5-40 yrs.
2606 Phoenix Dr. - 100      63        466            529             29          1989         5-40 yrs.
2606 Phoenix Dr. - 200      63        469            532             30          1989         5-40 yrs.
2606 Phoenix Dr. - 300      31        266            297             16          1989         5-40 yrs.
2606 Phoenix Dr. - 400      52        390            442             27          1989         5-40 yrs.
2606 Phoenix Dr. - 500      64        480            544             33          1989         5-40 yrs.
2606 Phoenix Dr. - 600      78        585            663             37          1989         5-40 yrs.
2616 Phoenix Dr.           135      1,034          1,169             63          1985         5-40 yrs.
5 Dundas Circle             72        541            613             38          1987         5-40 yrs.
7 Dundas Circle             75        563            638             36          1986         5-40 yrs.
8 Dundas Circle             84        635            719             43          1986         5-40 yrs.
9 Dundas Circle             51        376            427             25          1986         5-40 yrs.
302 Pomona Dr.              84        659            743             40          1987         5-40 yrs.
304 Pomona Dr.              22        163            185             10          1987         5-40 yrs.
306 Pomona Dr.              50        376            426             27          1987         5-40 yrs.
308 Pomona Dr.              72        533            605             33          1987         5-40 yrs.
500 Radar Rd.              202      1,566          1,768            102          1981         5-40 yrs.
502 Radar Rd.               39        328            367             22          1986         5-40 yrs.
504 Radar Rd.               39        288            327             18          1986         5-40 yrs.
506 Radar Rd.               39        290            329             18          1986         5-40 yrs.
Regency One                515      2,923          3,438            173          1996         5-40 yrs.
Regency Two                435      2,367          2,802            149          1996         5-40 yrs.
Sears Cenfact              861      3,467          4,328            249          1989         5-40 yrs.
4000 Spring Garden St.     127        967          1,094             66          1983         5-40 yrs.
4002 Spring Garden St.      39        292            331             19          1983         5-40 yrs.
4004 Spring Garden St.     139      1,076          1,215             72          1983         5-40 yrs.
R.F. Micro Devices         512      7,674          8,186             40          1997         5-40 yrs.
West Airpark I             954      4,182          5,136            433          1984         5-40 yrs.
West Airpark II            884      3,674          4,558            290          1985         5-40 yrs.
West Airpark IV            226      1,023          1,249             95          1985         5-40 yrs.
West Airpark V             242        995          1,237             76          1985         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent                 Gross Amount at
                                               Initial Cost          to Acquisition       Which Carried at Close of Period
                                               ------------          --------------       --------------------------------
                                                     Building &            Building &              Building &
        Description         Encumbrance     Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
--------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
West Airpark VI                     (4)      326     1,308         --           89         326     1,397          1,723
7327 W. Friendly Ave.             --          60       441         --            6          60       447            507
7339 W. Friendly Ave.             --          63       465         --           14          63       479            542
7341 W. Friendly Ave.             --         113       831         --           64         113       895          1,008
7343 W. Friendly Ave.             --          72       531         --            7          72       538            610
7345 W. Friendly Ave.             --          66       485         --           11          66       496            562
7347 W. Friendly Ave.             --          97       709         --           57          97       766            863
7349 W. Friendly Ave.             --          53       388         --           13          53       401            454
7351 W. Friendly Ave.             --         106       778         --           28         106       806            912
7353 W. Friendly Ave.             --         123       901         --           12         123       913          1,036
7355 W. Friendly Ave.             --          72       525         --            7          72       532            604
Nations Bank Plaza                --         642     9,349         --           69         642     9,418         10,060
Brookfield Plaza               4,768       1,489     8,437         --          294       1,489     8,731         10,220
Brookfield-Jacobs-Sirrine      12,049      3,022    17,125         --           --       3,022    17,125         20,147
Brookfield-YMCA                  429          33       189         --            8          33       197            230
Patewood I                        --         942     5,066         --           --         942     5,066          6,008
Patewood II                       --         942     5,066         --           --         942     5,066          6,008
Patewood III                   5,417         835     4,733         --          141         835     4,874          5,709
Patewood IV                      (13)      1,210     6,856         --           --       1,210     6,856          8,066
Patewood V                     4,779       1,677     9,503         --           --       1,677     9,503         11,180
Patewood Business              2,576       1,312     7,436         --           25       1,312     7,461          8,773
 Center
Belfort Park I                    --       1,322     4,285         --           --       1,322     4,285          5,607
Belfort Park II                   --         831     5,066         --           --         831     5,066          5,897
Belfort Parkway III               --         647     4,063         --          387         647     4,450          5,097
The Cigna Building                --         381     1,592         --           --         381     1,592          1,973
Harry James Building              --         272     1,360         --           34         272     1,394          1,666
Independent Square                --       3,985    47,495         --           67       3,985    47,562         51,547
Three Oaks Plaza                  --       1,630    14,036         --          107       1,630    14,143         15,773
The Reflections                6,750         958     9,877         --            8         958     9,885         10,843
Southpoint Office                 --         594     3,987         --             (1)      594     3,986          4,580
 Building
Towermarc Plaza                   --       1,143     6,476         --            8       1,143     6,484          7,627
100 West Bay Street               --         184     4,750         --           54         184     4,804          4,988
 Building
Atrium I & II                     --       1,530     6,121         40          125       1,570     6,246          7,816
Centrum Building                  --       1,013     5,523         --           27       1,013     5,550          6,563
Medical Properties, Inc.          --         398     2,256         --            1         398     2,257          2,655
Highwoods Office                  --       1,005     3,816         --          714       1,005     4,530          5,535
 Center at Southwind
International Place               --       4,847    27,469         --        1,004       4,847    28,473         33,320
 Phase II
Kirby Centre                      --         525     2,973         --           13         525     2,986          3,511
Southwind Office                  --         996     5,643         --            4         996     5,647          6,643
 Center A
Southwind Office                  --       1,356     7,684         --           22       1,356     7,706          9,062
 Center B
Battlefield I                  2,717         774     4,387         --           --         774     4,387          5,161
Greenbrier Business            2,768         936     5,305         --           47         936     5,352          6,288
 Center
Riverside Plaza                   --       1,495     5,998        483           --       1,978     5,998          7,976
3401 Westend                      --       6,103    23,343         --          788       6,103    24,131         30,234
5310 Maryland Way                 --       1,923     7,360         --           12       1,923     7,372          9,295
BNA                            11,649         --    22,588         --          299          --    22,887         22,887
Century City Plaza I              --         903     3,612         --          153         903     3,765          4,668
Eastpark 1, 2, 3               4,099       3,137    11,842         --          497       3,137    12,339         15,476
Grassmere I                    2,856       1,251     7,091         --          373       1,251     7,464          8,715
Grassmere II                   4,401       2,260    12,804         --          130       2,260    12,934         15,194
Grassmere III                  5,053       1,340     7,592         --            5       1,340     7,597          8,937
Highwoods Plaza I                 --       1,772     6,380         --        2,596       1,772     8,976         10,748
Highwoods Plaza II                --       1,448     6,948         --          417       1,448     7,365          8,813
Harpeth II                        --       1,419     5,677          1          141       1,420     5,818          7,238
Harpeth on the                    --       1,658     6,633          2          121       1,660     6,754          8,414
 Green III
Harpeth on the                    --       1,709     6,835          5          355       1,714     7,190          8,904
 Green IV
Lakeview                          --       2,179     7,545         --          124       2,179     7,669          9,848



                                                             Life on
                                                              Which
                              Accumulated      Date of     Depreciation
        Description         Depreciation   Construction    is Computed
--------------------------- -------------- -------------- -------------
West Airpark VI                    137         1985         5-40 yrs.
7327 W. Friendly Ave.               27         1987         5-40 yrs.
7339 W. Friendly Ave.               31         1989         5-40 yrs.
7341 W. Friendly Ave.               55         1988         5-40 yrs.
7343 W. Friendly Ave.               33         1988         5-40 yrs.
7345 W. Friendly Ave.               33         1988         5-40 yrs.
7347 W. Friendly Ave.               57         1988         5-40 yrs.
7349 W. Friendly Ave.               27         1988         5-40 yrs.
7351 W. Friendly Ave.               53         1988         5-40 yrs.
7353 W. Friendly Ave.               56         1988         5-40 yrs.
7355 W. Friendly Ave.               33         1988         5-40 yrs.
Nations Bank Plaza                  52         1973         5-40 yrs.
Brookfield Plaza                   298         1987         5-40 yrs.
Brookfield-Jacobs-Sirrine          565         1990         5-40 yrs.
Brookfield-YMCA                      8         1990         5-40 yrs.
Patewood I                         112         1985         5-40 yrs.
Patewood II                        112         1987         5-40 yrs.
Patewood III                       195         1989         5-40 yrs.
Patewood IV                        226         1989         5-40 yrs.
Patewood V                         313         1990         5-40 yrs.
Patewood Business                  249         1983         5-40 yrs.
 Center
Belfort Park I                      23         1988         5-40 yrs.
Belfort Park II                     27         1988         5-40 yrs.
Belfort Parkway III                 21         1988         5-40 yrs.
The Cigna Building                   8         1972         5-40 yrs.
Harry James Building                 7         1982         5-40 yrs.
Independent Square                 287         1975         5-40 yrs.
Three Oaks Plaza                    74         1972         5-40 yrs.
The Reflections                     52         1985         5-40 yrs.
Southpoint Office                   21         1980         5-40 yrs.
 Building
Towermarc Plaza                    214         1991         5-40 yrs.
100 West Bay Street                 25         1964         5-40 yrs.
 Building
Atrium I & II                      162         1984         5-40 yrs.
Centrum Building                    41         1979         5-40 yrs.
Medical Properties, Inc.            74         1988         5-40 yrs.
Highwoods Office                     4         1997         5-40 yrs.
 Center at Southwind
International Place                931         1988         5-40 yrs.
 Phase II
Kirby Centre                       100         1984         5-40 yrs.
Southwind Office                   188         1991         5-40 yrs.
 Center A
Southwind Office                   255         1990         5-40 yrs.
 Center B
Battlefield I                      145         1987         5-40 yrs.
Greenbrier Business                176         1984         5-40 yrs.
 Center
Riverside Plaza                     32         1988         5-40 yrs.
3401 Westend                     1,068         1982         5-40 yrs.
5310 Maryland Way                  314         1994         5-40 yrs.
BNA                                985         1985         5-40 yrs.
Century City Plaza I               161         1987         5-40 yrs.
Eastpark 1, 2, 3                   611         1978         5-40 yrs.
Grassmere I                        260         1984         5-40 yrs.
Grassmere II                       446         1985         5-40 yrs.
Grassmere III                      251         1990         5-40 yrs.
Highwoods Plaza I                  406         1996         5-40 yrs.
Highwoods Plaza II                  40         1997         5-40 yrs.
Harpeth II                         195         1984         5-40 yrs.
Harpeth on the                     195         1987         5-40 yrs.
 Green III
Harpeth on the                     197         1989         5-40 yrs.
 Green IV
Lakeview                           323         1986         5-40 yrs.

                                                                   Cost Capitalized
                                                                      Subsequent                 Gross Amount at
                                             Initial Cost           to Acquisition       Which Carried at Close of Period
                                             ------------           --------------       --------------------------------
                                                   Building &             Building &              Building &
       Description        Encumbrance     Land   Improvements    Land  Improvements      Land    Improvements   Total (16)
------------------------- ------------- -------- -------------- ------ --------------- -------- -------------- ------------
EMI/Sparrow                       --    1,262      5,047          --          39       1,262      5,086          6,348
100 Winner's Circle               --    1,495      7,148          --          --       1,495      7,148          8,643
Campus Crusade                    --    1,505      9,875          --          --       1,505      9,875         11,380
ACP-W                             --    4,700     18,865          --          --       4,700     18,865         23,565
Corporate Square                  --      900      1,717          --           6         900      1,723          2,623
Executive Point Towers            --    2,200      7,230          --          30       2,200      7,260          9,460
Lakeview Office Park              --    5,400     13,998          --          60       5,400     14,058         19,458
201 Lee Road                      --    1,500      6,003          --            (2)    1,500      6,001          7,501
Metrowest I                    3,530    1,344      7,618          --          96       1,344      7,714          9,058
One Winter Park                2,354    1,000      3,652          --           5       1,000      3,657          4,657
The Palladium                     --    1,400      5,555          --          --       1,400      5,555          6,955
2699 Pine Street                  --    4,400     30,118          --            (1)    4,400     30,117         34,517
Premiere Point North              --      800      3,061          --          --         800      3,061          3,861
Premiere Point South              --      600      3,429          --          20         600      3,449          4,049
Shoppes of Interlachen         2,105    1,100      2,716          --           4       1,100      2,720          3,820
Signature Plaza                   --    4,300     30,611          --         129       4,300     30,740         35,040
Skyline Center                    --      700      2,773          --           4         700      2,777          3,477
Southwest Corporate            3,717      991      5,613          --          --         991      5,613          6,604
 Center
Blue Ridge II                     --      434         --          29       1,433         463      1,433          1,896
2500 Blue Ridge                   --      722      4,552          --         871         722      5,423          6,145
Qualex                            --      879      3,522          --           1         879      3,523          4,402
Fairfield II                      --      910      3,647          --         367         910      4,014          4,924
3600 Glenwood Avenue              --       --         --          --       10,994         --     10,994         10,994
ONCC - 3645 Trust Drive        1,778      520      2,949          --          50         520      2,999          3,519
4020 Roxboro                      --      675      2,708          --          49         675      2,757          3,432
4101 Roxboro                      --    1,059      4,243          --         186       1,059      4,429          5,488
Fairfield I                       --      805      3,227          --         105         805      3,332          4,137
4201 Building                     --    1,204      7,715          --       2,388       1,204     10,103         11,307
4301 Building                     --      900      7,425          --         607         900      8,032          8,932
4401 Building                     --    1,249      8,929          --       4,806       1,249     13,735         14,984
4501 Building                     --      785      4,448          --         675         785      5,123          5,908
4800 North Park                   --    2,678     17,673          --         233       2,678     17,906         20,584
4900 North Park                1,486      770      1,989          --         230         770      2,219          2,989
5000 North Park                   --    1,010      4,697          --         879       1,010      5,576          6,586
5200 Green's Dairy Road          593      169        959          --          17         169        976          1,145
5220 Green's Dairy Road        1,072      382      2,165          --          60         382      2,225          2,607
5301 Departure Drive           2,466      882      5,000          --           6         882      5,006          5,888
4000 Aerial Center                --      541      2,163          --           5         541      2,168          2,709
Amica                             --      289      1,544          --          52         289      1,596          1,885
Arrowwood                         --      955      3,406          --         202         955      3,608          4,563
Aspen                             --      560      2,104          --         244         560      2,348          2,908
Birchwood                         --      201        911          --            (4)      201        907          1,108
Cedar East                        --      563      2,498          --         238         563      2,736          3,299
Cedar West                        --      563      2,487          --         380         563      2,867          3,430
Colony Corporate Center           --      613      3,296          --         442         613      3,738          4,351
Concourse                         --      986     12,069          --         465         986     12,534         13,520
Cape Fear                         --      131         --          --       2,586         131      2,586          2,717
Creekstone Crossing               --      728      3,891          --          50         728      3,941          4,669
Cotton Building                   --      460      1,844          --         113         460      1,957          2,417
Catawba                           --      125         --          --       1,897         125      1,897          2,022
Cottonwood                        --      609      3,253          --           8         609      3,261          3,870
Cypress                           --      567      1,747          --         104         567      1,851          2,418
Dogwood                           --      766      2,790          --            (4)      766      2,786          3,552
EPA Annex/                        --    2,601     10,920          --          91       2,601     11,011         13,612
 Administration
Expressway One                    --      242         --           4       1,854         246      1,854          2,100
 Warehouse
Global Software                   --      465      5,358          --       2,127         465      7,485          7,950
Hawthorn                          --      904      3,782          --          73         904      3,855          4,759
Holiday Inn                       --      867      2,748          --         123         867      2,871          3,738
Holly                             --      300      1,170          --          18         300      1,188          1,488
Healthsource                      --    1,294     10,593          10       1,609       1,304     12,202         13,506
Highwoods Tower                   --      203     16,948          --         478         203     17,426         17,629
Ironwood                          --      319      1,276          --         215         319      1,491          1,810
Kaiser                            --      133      3,625          --          28         133      3,653          3,786



                                                           Life on
                                                            Which
                            Accumulated      Date of     Depreciation
       Description        Depreciation   Construction    is Computed
------------------------- -------------- -------------- -------------
EMI/Sparrow                      163         1982         5-40 yrs.
100 Winner's Circle                8         1987         5-40 yrs.
Campus Crusade                    52         1990         5-40 yrs.
ACP-W                             99       1966-1992      5-40 yrs.
Corporate Square                   9         1971         5-40 yrs.
Executive Point Towers            38         1978         5-40 yrs.
Lakeview Office Park              74         1975         5-40 yrs.
201 Lee Road                      31         1974         5-40 yrs.
Metrowest I                      260         1988         5-40 yrs.
One Winter Park                   19         1982         5-40 yrs.
The Palladium                     29         1988         5-40 yrs.
2699 Pine Street                 158         1980         5-40 yrs.
Premiere Point North              16         1983         5-40 yrs.
Premiere Point South              18         1983         5-40 yrs.
Shoppes of Interlachen            14         1987         5-40 yrs.
Signature Plaza                  164         1986         5-40 yrs.
Skyline Center                    15         1985         5-40 yrs.
Southwest Corporate              185         1984         5-40 yrs.
 Center
Blue Ridge II                    405         1988         5-40 yrs.
2500 Blue Ridge                  441         1982         5-40 yrs.
Qualex                           216         1985         5-40 yrs.
Fairfield II                     250         1989         5-40 yrs.
3600 Glenwood Avenue             218         1986         5-40 yrs.
ONCC - 3645 Trust Drive           97         1984         5-40 yrs.
4020 Roxboro                     168         1989         5-40 yrs.
4101 Roxboro                     269         1984         5-40 yrs.
Fairfield I                      206         1987         5-40 yrs.
4201 Building                  1,499         1991         5-40 yrs.
4301 Building                    554         1989         5-40 yrs.
4401 Building                  2,132         1987         5-40 yrs.
4501 Building                    591         1985         5-40 yrs.
4800 North Park                1,618         1985         5-40 yrs.
4900 North Park                  210         1984         5-40 yrs.
5000 North Park                  640         1980         5-40 yrs.
5200 Green's Dairy Road           36         1984         5-40 yrs.
5220 Green's Dairy Road           72         1984         5-40 yrs.
5301 Departure Drive             165         1984         5-40 yrs.
4000 Aerial Center                56         1992         5-40 yrs.
Amica                            191         1983         5-40 yrs.
Arrowwood                        389         1979         5-40 yrs.
Aspen                            234         1980         5-40 yrs.
Birchwood                        100         1983         5-40 yrs.
Cedar East                       287         1981         5-40 yrs.
Cedar West                       319         1981         5-40 yrs.
Colony Corporate Center          329         1985         5-40 yrs.
Concourse                      1,178         1986         5-40 yrs.
Cape Fear                      1,262         1980         5-40 yrs.
Creekstone Crossing              263         1990         5-40 yrs.
Cotton Building                   99         1972         5-40 yrs.
Catawba                        1,020         1980         5-40 yrs.
Cottonwood                       296         1983         5-40 yrs.
Cypress                          208         1980         5-40 yrs.
Dogwood                          248         1983         5-40 yrs.
EPA Annex/                       796         1966         5-40 yrs.
 Administration
Expressway One                   343         1990         5-40 yrs.
 Warehouse
Global Software                  557         1996         5-40 yrs.
Hawthorn                       1,701         1987         5-40 yrs.
Holiday Inn                      259         1984         5-40 yrs.
Holly                            121         1984         5-40 yrs.
Healthsource                     493         1996         5-40 yrs.
Highwoods Tower                2,986         1991         5-40 yrs.
Ironwood                         185         1978         5-40 yrs.
Kaiser                         1,175         1988         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent                 Gross Amount at
                                               Initial Cost          to Acquisition       Which Carried at Close of Period
                                               ------------          --------------       --------------------------------
                                                     Building &            Building &              Building &
        Description         Encumbrance     Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
--------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
Laurel                            --         884     2,537          --       13            884     2,550          3,434
Lake Plaza East                   --         856     4,893          --      644            856     5,537          6,393
Leatherwood                       --         213       851          --      243            213     1,094          1,307
MSA                               --         717     3,418          --    1,297            717     4,715          5,432
North Park Building One           --         405        --          --    3,273            405     3,273          3,678
Phase I                         1,988        768     4,353          --       43            768     4,396          5,164
W Building                     3,789       1,163     6,592          --      279          1,163     6,871          8,034
Pamlico                           --         269        --          20   10,868            289    10,868         11,157
Phoenix                           --         394     2,019          --       50            394     2,069          2,463
Rexwoods Center                     (4)      775        --         103    3,686            878     3,686          4,564
Rexwoods II                       --         355        --           7    1,823            362     1,823          2,185
Rexwoods III                      --         886        --          34    2,858            920     2,858          3,778
Rexwoods IV                       --         586        --          --    3,616            586     3,616          4,202
Riverbirch                        --         448        --          21    4,231            469     4,231          4,700
Situs I                           --         693     2,917          --    1,473            693     4,390          5,083
Six Forks Center I                --         666     2,688          --      262            666     2,950          3,616
Six Forks Center II               --       1,086     4,370          --      336          1,086     4,706          5,792
Six Forks Center III              --         862     4,444          --       93            862     4,537          5,399
Smoketree Tower                   --       2,353    11,922          --    1,959          2,353    13,881         16,234
South Square I                      (4)      606     3,785          --      415            606     4,200          4,806
South Square II                   --         525     4,742          --      159            525     4,901          5,426
Sycamore                          --         255        --          --    6,057            255     6,057          6,312
Triangle Business Center            (4)      377     4,004          --      660            377     4,664          5,041
 Building 2A
Triangle Business Center            (4)      118     1,225          --      192            118     1,417          1,535
 Building 2B
Triangle Business Center            (4)      409     5,349          --      571            409     5,920          6,329
 Building 3
Triangle Business Center            (4)      414     6,301          --      243            414     6,544          6,958
 Building 7
Willow Oak                        --         458     4,685          --    1,769            458     6,454          6,912
Highwoods Airport                 --         708     4,374          --    1,140            708     5,514          6,222
 Center
East Cary Street Building         --         171       685          --       48            171       733            904
DEQ Office                        --       1,324     5,305          --      154          1,324     5,459          6,783
DEQ Tech Center                   --         541     2,166          --      100            541     2,266          2,807
Grove Park I                      --         349     2,685          --       86            349     2,771          3,120
Highwoods One                     --       1,846     8,613          --    1,935          1,846    10,548         12,394
Highwoods Two                     --         785     5,170          --      756            785     5,926          6,711
Liberty Mutual Building        3,431       1,205     4,819          --      111          1,205     4,930          6,135
Markel American                     (5)      585     2,347          --      114            585     2,461          3,046
Aetna                             --       2,163     8,659          --      140          2,163     8,799         10,962
Proctor-Silex                       (5)    1,086     4,344          --       56          1,086     4,400          5,486
One Shockoe Plaza                 --          --        --          --   19,232             --    19,232         19,232
Westshore I                       --         358     1,431          --       23            358     1,454          1,812
Westshore II                      --         545     2,181          --       30            545     2,211          2,756
West Shore III                    --         961     3,601          --      592            961     4,193          5,154
Innsbrook Tech I                  --         264     1,058          --        7            264     1,065          1,329
Virginia Center                   --       1,438     5,858          --      257          1,438     6,115          7,553
Vantage Place II                  --         203       811          --       79            203       890          1,093
Vantage Place IV                  --         233       931          --       30            233       961          1,194
Vantage Place I                   --         235       940          --       31            235       971          1,206
Vantage Place III                 --         218       873          --      183            218     1,056          1,274
Vantage Point                     --       1,089     4,354          --      170          1,089     4,524          5,613
2828 Coral Way Building           --       1,100     4,303          --        6          1,100     4,309          5,409
Atrium at Coral Gables            --       3,000    16,528          --       29          3,000    16,557         19,557
Atrium West                     4,242      1,300     5,598          --       --          1,300     5,598          6,898
Avion Building                    --         800     4,357          --       --            800     4,357          5,157
Centrum Plaza                  2,861       1,000     3,574          --       --          1,000     3,574          4,574
Comeau Building                   --         460     3,719          --       --            460     3,719          4,179
Corporate Square                  --       1,750     3,402          --       22          1,750     3,424          5,174
Dadeland Office                6,579       3,700    18,571          --       51          3,700    18,622         22,322
 Complex
Desigh Center Plaza               --       1,000     4,040          --        3          1,000     4,043          5,043
Doral Financial Plaza             --       3,423    13,692          --       --          3,423    13,692         17,115
1800 Eller Drive                  --          --     9,724          --       71             --     9,795          9,795
Emerald Hills Plaza I             --       1,450     5,861          --       13          1,450     5,874          7,324



                                                             Life on
                                                              Which
                              Accumulated      Date of     Depreciation
        Description         Depreciation   Construction    is Computed
--------------------------- -------------- -------------- -------------
Laurel                             227         1982         5-40 yrs.
Lake Plaza East                    560         1984         5-40 yrs.
Leatherwood                        127         1979         5-40 yrs.
MSA                                220         1996         5-40 yrs.
North Park Building One             63         1997         5-40 yrs.
Phase I                            146         1981         5-40 yrs.
W Building                         220         1983         5-40 yrs.
Pamlico                          2,057         1980         5-40 yrs.
Phoenix                            191         1990         5-40 yrs.
Rexwoods Center                    836         1990         5-40 yrs.
Rexwoods II                        191         1993         5-40 yrs.
Rexwoods III                       473         1992         5-40 yrs.
Rexwoods IV                        417         1994         5-40 yrs.
Riverbirch                       1,050         1987         5-40 yrs.
Situs I                            274         1996         5-40 yrs.
Six Forks Center I                 162         1982         5-40 yrs.
Six Forks Center II                269         1983         5-40 yrs.
Six Forks Center III               386         1987         5-40 yrs.
Smoketree Tower                  1,373         1984         5-40 yrs.
South Square I                     407         1988         5-40 yrs.
South Square II                    448         1989         5-40 yrs.
Sycamore                            82         1997         5-40 yrs.
Triangle Business Center           609         1984         5-40 yrs.
 Building 2A
Triangle Business Center           144         1984         5-40 yrs.
 Building 2B
Triangle Business Center           785         1988         5-40 yrs.
 Building 3
Triangle Business Center           593         1988         5-40 yrs.
 Building 7
Willow Oak                         803         1995         5-40 yrs.
Highwoods Airport                   83         1997         5-40 yrs.
 Center
East Cary Street Building           20         1987         5-40 yrs.
DEQ Office                         296         1991         5-40 yrs.
DEQ Tech Center                    123         1991         5-40 yrs.
Grove Park I                        16         1997         5-40 yrs.
Highwoods One                      511         1996         5-40 yrs.
Highwoods Two                       48         1997         5-40 yrs.
Liberty Mutual Building            129         1990         5-40 yrs.
Markel American                    188         1988         5-40 yrs.
Aetna                              343         1989         5-40 yrs.
Proctor-Silex                      270         1986         5-40 yrs.
One Shockoe Plaza                  508         1996         5-40 yrs.
Westshore I                         61         1995         5-40 yrs.
Westshore II                        86         1995         5-40 yrs.
West Shore III                      35         1997         5-40 yrs.
Innsbrook Tech I                    65         1991         5-40 yrs.
Virginia Center                    509         1985         5-40 yrs.
Vantage Place II                    69         1987         5-40 yrs.
Vantage Place IV                    60         1988         5-40 yrs.
Vantage Place I                     62         1987         5-40 yrs.
Vantage Place III                   65         1988         5-40 yrs.
Vantage Point                      294         1990         5-40 yrs.
2828 Coral Way Building             23         1985         5-40 yrs.
Atrium at Coral Gables              87         1984         5-40 yrs.
Atrium West                         29         1983         5-40 yrs.
Avion Building                      14         1985         5-40 yrs.
Centrum Plaza                       19         1988         5-40 yrs.
Comeau Building                     20         1926         5-40 yrs.
Corporate Square                    18         1981         5-40 yrs.
Dadeland Office                     98         1972         5-40 yrs.
 Complex
Desigh Center Plaza                 21         1982         5-40 yrs.
Doral Financial Plaza               14         1987         5-40 yrs.
1800 Eller Drive                    51         1983         5-40 yrs.
Emerald Hills Plaza I               31         1979         5-40 yrs.

                                                                      Cost Capitalized
                                                                         Subsequent                 Gross Amount at
                                                 Initial Cost          to Acquisition       Which Carried at Close of Period
                                                 ------------          --------------       --------------------------------
                                                       Building &            Building &              Building &
        Description         Encumbrance       Land   Improvements    Land  Improvements     Land    Improvements   Total (16)
--------------------------- --------------- -------- -------------- ------ -------------- -------- -------------- ------------
Emerald Hills Plaza II             --       1,450      7,095         --       --          1,450      7,095          8,545
Gulf Atlantic Center               --          --     11,237         --       --             --     11,237         11,237
Palm Beach Gardens                 --       1,000      4,554         --       12          1,000      4,566          5,566
 Office Park
Pine Island Commons             3,089       1,750      4,216         --        6          1,750      4,222          5,972
Venture Corporate                  --       1,867      7,532         --       44          1,867      7,576          9,443
 Center I
Venture Corporate                  --       1,867      8,906         --        1          1,867      8,907         10,774
 Center II
Venture Corporate                  --       1,867      8,838         --       --          1,867      8,838         10,705
 Center III
5400 Gray Street                   --         350        295         --       --            350        295            645
Atrium                             --       1,639      9,286         --       61          1,639      9,347         10,986
Benjamin Center #7                 --         296      1,678         --       41            296      1,719          2,015
Benjamin Center #9                 --         300      1,699         --        1            300      1,700          2,000
Crossroads Office Center           --         561      3,375         --       27            561      3,402          3,963
Cypress West                    2,139         615      5,043         --      215            615      5,258          5,873
Day Care Center                    --          61        347         --       24             61        371            432
Expo Building                      --         171        969         --       21            171        990          1,161
Feathersound II                 2,319         800      7,362         --      168            800      7,530          8,330
Fireman's Fund Building            --         500      4,148         --       33            500      4,181          4,681
Grand Plaza (Office)               --       1,100      7,752         --       29          1,100      7,781          8,881
Grand Plaza (Retail)               --         840     10,754         --       --            840     10,754         11,594
Horizon                              (2)       --      6,174         --       --             --      6,174          6,174
Lakeside                             (2)       --      7,272         --        5             --      7,277          7,277
Lakepoint                            (2)    2,100     31,390         --       34          2,100     31,424         33,524
Lakeside Technology                --       1,325      8,164         --       32          1,325      8,196          9,521
 Center
Mariner Square                  2,508         650      2,855         --       --            650      2,855          3,505
Parkside                             (2)       --      9,285         --       27             --      9,312          9,312
Pavillion                            (2)       --     16,183         --       --             --     16,183         16,183
Progressive Insurance              --       1,366      7,742         --    1,370          1,366      9,112         10,478
Registry I                         --         744      4,216         --       97            744      4,313          5,057
Registry II                        --         908      5,147         --      166            908      5,313          6,221
Registry Square                    --         344      1,951         --       --            344      1,951          2,295
Sabal Business Center I            --         375      2,127         --       --            375      2,127          2,502
Sabal Business Center II        1,235         342      1,935         --       --            342      1,935          2,277
Sabal Business Center III         852         290      1,642         --       16            290      1,658          1,948
Sabal Business Center IV        2,107         819      4,638         --       --            819      4,638          5,457
Sabal Business Center V         2,532       1,026      5,813         --        3          1,026      5,816          6,842
Sabal Business Center VI        5,919       1,609      9,116         --       38          1,609      9,154         10,763
Sabal Business                  4,815       1,519      8,605         --       32          1,519      8,637         10,156
 Center VII
Sabal Lake Building                --         572      3,241         --      142            572      3,383          3,955
Sabal Park Plaza                   --         611      3,460         --        6            611      3,466          4,077
Sabal Tech Center                  --         548      3,107         --       --            548      3,107          3,655
Spectrum                             (2)    1,450     14,315         --       --          1,450     14,315         15,765
Sunrise Office Center              --         422      3,513         --       --            422      3,513          3,935
Telecom Technology                 --       1,250     11,336         --      172          1,250     11,508         12,758
 Center
Tower Place                        --       3,194     18,098         --      104          3,194     18,202         21,396
Zurn Building                      --         795      4,537         --       29            795      4,566          5,361
Blair Stone Building               --       1,550     33,262         --       --          1,550     33,262         34,812
Stratford                          --       2,777     11,459         --      105          2,777     11,564         14,341
Chesapeake                           (4)    1,236      4,944         --        8          1,236      4,952          6,188
Forsyth I                        1,963        326      1,850         --      450            326      2,300          2,626
370 Knollwood                        (3)    1,819      7,451         --      459          1,819      7,910          9,729
380 Knollwood                        (3)    2,977     11,912         --      687          2,977     12,599         15,576
3288 Robinhood                     --         290      1,159         --       85            290      1,244          1,534
101 S. Stratford-First             --       1,205      6,826         --       --          1,205      6,826          8,031
 Union
Consolidated Center I              --         625      2,130         --       --            625      2,130          2,755
Consolidated Center II             --         625      4,380         --       --            625      4,380          5,005
Consolidated Center III            --         680      3,525         --       --            680      3,525          4,205
Consolidated Center IV             --         376      1,629         --       --            376      1,629          2,005
Champion-Madison                   --       1,725      6,280         --       --          1,725      6,280          8,005
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
 Park II

                                                                            Cost Capitalized
                                                                               Subsequent
                                               Initial Cost                  to Acquisition
                                               ------------                  --------------
                                                     Building &                           Building &
        Description         Encumbrance     Land   Improvements            Land         Improvements
--------------------------- ------------- -------- -------------- --------------------- --------------
USAIR Buildings                  --        2,625      14,889                  --          --
UCC Building 03                  --          429      1,771                   --         102
UCC Building 04                  --          514      2,058                   --         150
UCC SR-1                         --          276      1,155                   --          55
UCC SR-2 01/02                   --          215        859                   --         113
UCC SR-3                         --          167        668                   --          19
UCC W-1                          --          203        812                   --          --
UCC W-2                          --          196        786                   --           8
BMF Warehouse                      (1)       795      3,181                   --          --
LUWA Bahnson Building            --          346      1,384                   --           1
WP-3 & 4                           (1)       120        480                   --           2
WP-11                              (1)       393      1,570                   --          57
WP-12                              (1)       382      1,531                   --          34
WP-13                              (1)       297      1,192                   --          32
Fairchild Building               --          640      2,577                   --          --
WP-5                             --          178        590                   --         265
One Point Royal                  --           --          1                   --          --
EKA Chemicals                    --           --          1                   --          --
Glenlakes                        --           --         --                2,908          --
Northern Telecom                 --           --           (2)                --          --
Newpoint Place III               --           --         --                  628          --
Newpoint Place                   --           --         --                1,550          --
Atlanta Tradeport                --           --         --                8,052          --
NationsFord Business             --        1,206         --                    5          --
 Park
Center Point VI                  --           --         --                  265          --
Airport Center Drive             --        1,600         --                 (565) (10)    --
Airpark East Expansion           --           --         --                1,280          --
Airpark East Land                --        1,932         --                 (616) (8)     --
Airpark North Land               --          804         --                   --          --
385 Building 1                   --        1,413      1,401                   --          81
385 Land                         --           --         --                1,800          --
Patewood VI                      --           --         --                   --          22
Belfort Park Land Annex          --           --         --                2,600          --
Southwind Land Annex             --           --         --                  679          --
Highwoods Plaza at               --           --         --                   --          29
 International Place
International Place              --           --         --                1,566          --
 Phase III
Ayers Land                       --           --         --                1,164          --
Cool Springs -                   --           --         --                3,089          --
 Building II
Grassmere                        --        1,779         --                   --          --
Ridge Development                --        1,960         --               (1,531) (11)    --
Grassmere/Thousdale              --          760         --                   --          --
 Land
Westwood South                   --           --         --                2,106          --
Maitland Building B              --           --         --                1,115          --
Maitland Building C              --           --         --                  743          --
Pine Street - Building II        --           --         --                2,000          --
Pine Street Parking              --           --         --                4,000          --
Capital Center                   --          851         --                 (629) (9)     --
Clintrials                       --           --         --                   --          209
Highwoods Health Club            --          142        564                   --         (26)
Highwoods Office                 --        1,555         49                 (839) (7)     --
 Center North
Highwoods Office                 --        2,518         --                   --          --
 Center South
Martin Land                      --           --         --                3,409          --
Creekstone Park                  --        1,255         --               (1,106) (6)     --
North Park - Wake Forest         --          962         --                  132          --
 - Land
Research Commons                 --        1,349         --                   --          --
Rexwoods V                       --           --         --                   --           3
Highwoods Distribution           --           --         --                3,270          --
 Center
East Shore One                   --           --         --                  114          --



                                       Gross Amount at
                              Which Carried at Close of Period
                              --------------------------------                                     Life on
                                                                                                    Which
                                       Building &                   Accumulated      Date of     Depreciation
        Description           Land    Improvements    Total (16)  Depreciation   Construction    is Computed
--------------------------- -------- -------------- ------------- -------------- -------------- -------------
USAIR Buildings              2,625      14,889           17,514          47        1970-1987      5-40 yrs.
UCC Building 03                429      1,873             2,302         136          1985         5-40 yrs.
UCC Building 04                514      2,208             2,722         170          1986         5-40 yrs.
UCC SR-1                       276      1,210             1,486          95          1983         5-40 yrs.
UCC SR-2 01/02                 215        972             1,187          89          1983         5-40 yrs.
UCC SR-3                       167        687               854          49          1984         5-40 yrs.
UCC W-1                        203        812             1,015          58          1983         5-40 yrs.
UCC W-2                        196        794               990          57          1983         5-40 yrs.
BMF Warehouse                  795      3,181             3,976         229          1986         5-40 yrs.
LUWA Bahnson Building          346      1,385             1,731         100          1990         5-40 yrs.
WP-3 & 4                       120        482               602          35          1988         5-40 yrs.
WP-11                          393      1,627             2,020         121          1988         5-40 yrs.
WP-12                          382      1,565             1,947         112          1988         5-40 yrs.
WP-13                          297      1,224             1,521          87          1988         5-40 yrs.
Fairchild Building             640      2,577             3,217         185          1990         5-40 yrs.
WP-5                           178        855             1,033         117          1995         5-40 yrs.
One Point Royal                 --          1                 1          --           N/A            N/A
EKA Chemicals                   --          1                 1          --           N/A            N/A
Glenlakes                    2,908         --             2,908          --           N/A            N/A
Northern Telecom                --           (2)               (2)       --           N/A            N/A
Newpoint Place III             628         --               628          --           N/A            N/A
Newpoint Place               1,550         --             1,550          --           N/A            N/A
Atlanta Tradeport            8,052         --             8,052          --           N/A            N/A
NationsFord Business         1,211         --             1,211          --           N/A            N/A
 Park
Center Point VI                265         --               265          --           N/A            N/A
Airport Center Drive         1,035         --             1,035          --           N/A            N/A
Airpark East Expansion       1,280         --             1,280          --           N/A            N/A
Airpark East Land            1,316         --             1,316          --           N/A            N/A
Airpark North Land             804         --               804          --           N/A            N/A
385 Building 1               1,413      1,482             2,895          13           N/A         5-40 yrs.
385 Land                     1,800         --             1,800          --           N/A            N/A
Patewood VI                     --         22                22          --           N/A            N/A
Belfort Park Land Annex      2,600         --             2,600          --           N/A            N/A
Southwind Land Annex           679         --               679          --           N/A            N/A
Highwoods Plaza at              --         29                29          --           N/A            N/A
 International Place
International Place          1,566         --             1,566          --           N/A            N/A
 Phase III
Ayers Land                   1,164         --             1,164          --           N/A            N/A
Cool Springs -               3,089         --             3,089          --           N/A            N/A
 Building II
Grassmere                    1,779         --             1,779          --           N/A            N/A
Ridge Development              429         --               429          --           N/A            N/A
Grassmere/Thousdale            760         --               760          --           N/A            N/A
 Land
Westwood South               2,106         --             2,106          --           N/A            N/A
Maitland Building B          1,115         --             1,115          --           N/A            N/A
Maitland Building C            743         --               743          --           N/A            N/A
Pine Street - Building II    2,000         --             2,000          --           N/A            N/A
Pine Street Parking          4,000         --             4,000          --           N/A            N/A
Capital Center                 222         --               222          --           N/A            N/A
Clintrials                      --        209               209          --           N/A            N/A
Highwoods Health Club          142        538               680          14           N/A         5-40 yrs.
Highwoods Office               716         49               765          13           N/A         5-40 yrs.
 Center North
Highwoods Office             2,518         --             2,518          --           N/A            N/A
 Center South
Martin Land                  3,409         --             3,409          --           N/A            N/A
Creekstone Park                149         --               149          --           N/A            N/A
North Park - Wake Forest     1,094         --             1,094          --           N/A            N/A
 - Land
Research Commons             1,349         --             1,349          --           N/A            N/A
Rexwoods V                      --          3                 3          --           N/A            N/A
Highwoods Distribution       3,270         --             3,270          --           N/A            N/A
 Center
East Shore One                 114         --               114          --           N/A            N/A

                                                                             Cost Capitalized
                                                                                Subsequent
                                                 Initial Cost                 to Acquisition
                                                 ------------                 --------------
                                                        Building &                       Building &
        Description         Encumbrance       Land    Improvements          Land       Improvements
--------------------------- ------------- ----------- -------------- ----------------- --------------
East Shore Two                  --              --            --              907            --
End of Cox Road Land            --             966            --               --            --
Sadler & Cox Land               --              --            --              296            --
Development                     --              26            --               --            --
 Opportunity Strip
Virginia Mutual                 --              --            --              900            --
Tampa Fairgrounds               --           1,412         5,647               --            42
Fireman's fund Land             --              --            --            1,000            --
Tampa Bay Land                  --              --            --            2,000            --
Sabal Pavilion - Phase II       --              --            --              661            --
Sabal Industrial                --              --            --              301            --
 Park Land
West Point                      --           1,759            --             (518)(12)       --
                            ------           -----         -----            -----            --
 Business Park
                                          $365,276    $2,051,331        $  43,493      $143,311
                                          ========    ==========        =========      ========



                                        Gross Amount at
                               Which Carried at Close of Period
                               --------------------------------                                      Life on
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