Form 10-Q
period 1998-03-31
HIGHWOODS PROPERTIES INC
filed 1998-05-15
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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



                               ----------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---





                               ----------------
     The Company has only one class of common stock, par value $.01 per share, with 52,755,173 shares outstanding as of May 8, 1998.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HIGHWOODS PROPERTIES, INC.


              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1998


                               TABLE OF CONTENTS



                                                                                                   Page
                                                                                                  -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                                   3
             Consolidated balance sheets of Highwoods Properties, Inc. as of March 31, 1998
             and December 31, 1997                                                                  4
             Consolidated statements of income of Highwoods Properties, Inc. for the three
             months ended March 31, 1998 and 1997                                                   5
             Consolidated statements of cash flows of Highwoods Properties, Inc. for the three
             months ended March 31, 1998 and 1997                                                   6
             Notes to the consolidated financial statements of Highwoods Properties, Inc.           8
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                             9
             Results of Operations                                                                  9
             Liquidity and Capital Resources                                                        9
             Recent Developments                                                                   11
             Funds From Operations and Cash Available for Distribution                             12
             Disclosure Regarding Forward-Looking Statements                                       13
             Property Information                                                                  14
             Inflation                                                                             17
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                                     18
Item 2.      Changes in Securities and Use of Proceeds                                             18
Item 3.      Defaults Upon Senior Securities                                                       18
Item 4.      Submission of Matters to a Vote of Security Holders                                   18
Item 5.      Other Information                                                                     18
Item 6.      Exhibits and Reports on Form 8-K                                                      18

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

     The information furnished in the accompanying balance sheets, statements of operations and statements of cash flows reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1997 Annual Report on Form 10-K of Highwoods Properties, Inc. (the "Company").

                           HIGHWOODS PROPERTIES, INC.


                          Consolidated Balance Sheets


                    (in thousands except per share amounts)



                                                                              March 31,
                                                                                1998         December 31, 1997
                                                                           --------------   ------------------
                                                                             (Unaudited)
Assets
Real estate assets, at cost:
  Land and improvements ................................................     $  394,325         $  344,315
  Buildings and tenant improvements ....................................      2,510,309          2,194,641
  Development in process ...............................................        105,631             95,387
  Land held for development ............................................         87,879             64,454
  Furniture, fixtures and equipment ....................................          3,884              3,362
                                                                             ----------         ----------
                                                                              3,102,028          2,702,159
  Less -- accumulated depreciation .....................................       (103,489)           (87,505)
                                                                             ----------         ----------
  Net real estate assets ...............................................      2,998,539          2,614,654
Cash and cash equivalents ..............................................         32,250             10,146
Restricted cash ........................................................         10,186              9,341
Accounts receivable ....................................................         18,896             17,701
Advances to related parties ............................................         13,380              9,072
Accrued straight line rents receivable .................................         16,189             13,033
Other assets:
  Deferred leasing costs ...............................................         25,390             21,688
  Deferred financing costs .............................................         20,434             22,294
  Prepaid expenses and other ...........................................         11,401             17,607
                                                                             ----------         ----------
                                                                                 57,225             61,589
  Less -- accumulated amortization .....................................        (14,933)           (13,230)
                                                                             ----------         ----------
                                                                                 42,292             48,359
                                                                             ----------         ----------
                                                                             $3,131,732         $2,722,306
                                                                             ==========         ==========
Liabilities and stockholders' equity
Mortgages and notes payable ............................................     $1,231,099         $  978,558
Accounts payable, accrued expenses and other liabilities ...............         61,640             55,121
                                                                             ----------         ----------
  Total liabilities ....................................................      1,292,739          1,033,679
Minority interest ......................................................        301,031            287,186
Stockholders' equity:
Preferred stock $.01 par value; 10,000,000 authorized
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference of $1,000 per share), 125,000 shares issued
   and outstanding at March 31, 1998 and December 31, 1997 .............        125,000            125,000
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share),
  6,900,000 shares issued and outstanding at March 31, 1998 and December
   31, 1997 ............................................................        172,500            172,500
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 51,036,840 at March 31, 1998 and 46,838,600 at
  December 31, 1997 ....................................................            510                468
Additional paid-in capital .............................................      1,271,266          1,132,100
Distributions in excess of net income ..................................        (31,314)           (28,627)
                                                                             ----------         ----------
  Total stockholders' equity ...........................................      1,537,962          1,401,441
                                                                             ----------         ----------
                                                                             $3,131,732         $2,722,306
                                                                             ==========         ==========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                       Consolidated Statements of Income


             (unaudited and in thousands except per share amounts)



                                                                           Three Months Ended
                                                                               March 31,
                                                                        ------------------------
                                                                            1998         1997
                                                                        -----------   ----------
Revenue:
 Rental property ....................................................    $100,331      $ 56,055
 Interest and other income ..........................................       2,157         2,266
                                                                         --------      --------
                                                                          102,488        58,321
Operating expenses:
 Rental property ....................................................      29,728        15,342
 Depreciation and amortization ......................................      17,161         9,310
 Interest expense:
   Contractual ......................................................      17,162        11,460
   Amortization of deferred financing costs .........................         616           575
                                                                         --------      --------
                                                                           17,778        12,035
 General and administrative .........................................       3,784         2,080
                                                                         --------      --------
   Income before minority interest and
    extraordinary item ..............................................      34,037        19,554
Minority interest ...................................................      (5,608)       (3,129)
                                                                         --------      --------
 Income before extraordinary item ...................................      28,429        16,425
Extraordinary item -- loss on early
 extinguishment of debt .............................................         (46)       (3,337)
                                                                         --------      --------
 Net income .........................................................      28,383        13,088
Dividends on Preferred Stock ........................................      (6,145)       (1,407)
                                                                         --------      --------
 Net income available for common stockholders .......................    $ 22,238      $ 11,681
                                                                         ========      ========
Net income per common share -- Basic:
 Income before extraordinary item ...................................    $   0.45      $   0.43
 Extraordinary item -- loss on early extinguishment of debt .........          --         ( .10)
                                                                         --------      --------
 Net income .........................................................    $   0.45      $   0.33
                                                                         ========      ========
 Weighted average shares outstanding -- Basic .......................      49,051        35,250
                                                                         ========      ========
Net income per common share -- Diluted:
 Income before extraordinary item ...................................    $   0.45      $   0.42
 Extraordinary item loss on early extinguishment of debt ............          --         (0.09)
                                                                         --------      --------
 Net Income .........................................................    $   0.45      $   0.33
                                                                         ========      ========
 Weighted average shares outstanding -- Diluted .....................      49,688        35,612
                                                                         ========      ========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                     Consolidated Statements of Cash Flows


                          (unaudited and in thousands)



                                                                       Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                       1998           1997
                                                                  -------------   ------------
Operating activities:
Net income ....................................................    $   28,383      $   13,088
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ...............................        17,161           9,885
  Minority interest in income .................................         5,608           2,493
  Loss on early extinguishment of debt ........................            46           3,973
  Changes in operating assets and liabilities .................           773            (588)
                                                                   ----------      ----------
   Net cash provided by operating activities ..................        51,971          28,851
                                                                   ----------      ----------
Investing activities:
Additions to real estate assets ...............................      (311,362)        (24,594)
Proceeds from disposition of real estate assets ...............            --              --
Cash from contributed net assets ..............................            --          (5,081)
Cash paid in exchange for partnership net assets ..............       (12,383)             --
Other .........................................................        (2,099)         (4,487)
                                                                   ----------      ----------
   Net cash used in investing activities ......................      (325,844)        (34,162)
                                                                   ----------      ----------
Financing activities:
Distributions paid on Common Stock and Common Units ...........       (30,097)        (19,147)
Dividends paid on Preferred Stock .............................        (6,145)             --
Payments of prepayment penalties ..............................           (46)         (3,973)
Borrowings on mortgages and notes payable .....................       287,188          14,000
Repayment of mortgages and notes payable ......................      (102,450)       (110,093)
Borrowings on Revolving Loans .................................       247,000              --
Payments on Revolving Loans ...................................      (240,500)             --
Net proceeds from the sale of Common Stock ....................       139,167              57
Net proceeds from sale of 8 5/8% Series A Cumulative Redeemable
  Preferred Shares ............................................            --         121,804
Net Change in deferred financing costs ........................         1,860            (161)
                                                                   ----------      ----------
   Net cash provided by financing activities ..................       295,977           2,487
                                                                   ----------      ----------
Net increase (decrease) in cash and cash equivalents ..........        22,104          (2,824)
Cash and cash equivalents at beginning of the period ..........        10,146          11,070
                                                                   ----------      ----------
Cash and cash equivalents at end of the period ................    $   32,250      $    8,246
                                                                   ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ........................................    $   12,324      $    8,414
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

                           HIGHWOODS PROPERTIES, INC.


                     Consolidated Statements of Cash Flows


                          (unaudited and in thousands)


Supplemental disclosure of non-cash investing and financing activities

     The following summarizes the net assets contributed by the Common Unit holders of the Highwoods/ Forsyth Limited Partnership (the "Operating Partnership") or acquired subject to mortgage notes payable:



                                                    Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                    1998          1997
                                                 ----------   -----------
 Assets:
 Rental property and equipment, net ..........    $76,125      $213,090
 Liabilities:
 Mortgages and notes payable assumed .........    $61,303      $129,270
                                                  -------      --------
    Net assets ...............................    $14,822      $ 83,820
                                                  =======      ========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                March 31, 1998
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company"), Highwoods/Forsyth Limited Partnership (the "Operating Partnership") and the following subsidiaries:



Highwoods/Florida GP Corp.
Highwoods Realty GP Corp.
Highwoods/Tennessee Properties, Inc.
AP-GP Southeast Portfolio Partners, L.P.
Highwoods/Tennessee Holdings, L.P.
AP Southeast Portfolio Partners, L.P.
Highwoods/Florida Holdings, L.P.
Highwoods Services, Inc.
Southeast Realty Options Corp.
Florida Transition Co. II
Jackson Acquisition Corp.
Shockoe Plaza Investors L.C.
RC One LLC
PSC Acquisition Corporation
Pikesville Sportsman's Club of Baltimore County
 Maryland, Inc.

Atrium Acquisition Corporation
9690 Derecho Road LLC
Seven Crondall Associates LLC
Eight Crondall Associates LLC
Nine Crondall Associates LLC
Pinellas Pinebrook Partners, Ltd.
SISBROS, Ltd.
Pinellas Bay Vista Partners, Ltd.
Pinellas Northside Partners, Ltd.
Cross Bayou, Ltd.
Downtown Clearwater Tower, Ltd.
BDBP, Ltd.
Interstate Business Park, Ltd.
Garcia Meyers Co.
Garcia Property Management, Inc.
Westshore Square, Inc.


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

     The Company has elected and expects to continue to qualify as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.

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

     In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which are both effective for fiscal years beginning after December 15, 1997. As of January 1, 1998, the Company adopted SFAS 130 which established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS 131, which addresses reporting segment information, is not required for interim reporting in the first year of application. The Company does not believe the adoption of SFAS 130 and 131 will have a material impact on its financial statements.

     Emerging Issues Task Forces ("EITF") Issue No. 97-11, Accounting for Internal Cost Relating to Real Estate Property Acquisitions, requires internal acquisition costs related to the purchase of an operating property to be expensed as incurred. The Company's financial statements for the quarter ended March 31, 1998 reflect the change, effective March 19, 1998, as required by the EITF, in accounting for acquisition costs. The Company believes the effect of this change on future periods will be immaterial.

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

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been made. For further information, refer to the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


2. DEBT AND EQUITY TRANSACTION

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million.

     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MOPPRSSM due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008.

     On February 18, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

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


Results of Operations

     Three Months Ended March 31, 1998

     Revenues from rental operations increased $44.2 million, or 79%, from $56.1 million for the three months ended March 31, 1997 to $100.3 million for the comparable period in 1998. The increase is primarily a result of the acquisition of 12.3 million square feet of office and industrial properties and the completion of 1.1 million square feet of development activity during the last nine months of 1997 and the first quarter of 1998. The Company's portfolio increased from 21.0 million square feet at March 31, 1997 to 33.9 million square feet at March 31, 1998. Same property revenues, which are the revenues of the 344 in-service properties owned on January 1, 1997, increased 6% for the three months ended March 31, 1998, compared to the same three months of 1997.

     During the three months ended March 31, 1998, 308 leases representing 1,276,000 square feet of office and industrial space commenced at an average rate per square foot which was 7.7% higher than the average rate per square foot on the expired leases.

     Interest and other income decreased $100,000, or 4%, from $2.3 million for the three months ended March 31, 1997 to $2.2 million for the comparable period in 1998.

     Rental operating expenses increased $14.4 million, or 94%, from $15.3 million for the three months ended March 31, 1997 to $29.7 million for the comparable period in 1998. The increase is a result of the addition of 13.4 million square feet through a combination of acquisitions and developments during the last nine months of 1997 and the first quarter of 1998. Rental operating expenses as a percentage of related revenues increased from 27.4% for the three months ended March 31, 1997 to 29.6% for the comparable period in 1998. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the three months ended March 31, 1998 and 1997 was $17.2 million and $9.3 million, respectively. The increase of $7.9 million, or 85%, is due to an 87% increase in average depreciable asset balance over the prior year. Interest expense increased $5.8 million, or 48%, from $12.0 million for the three months ended March 31, 1997 to $17.8 million for the comparable period in 1998. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended March 31, 1998 and 1997 included $616,000 and $575,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate protection agreements. General and administrative expenses increased from 3.7% of rental revenue for the three months ended March 31, 1997 to 3.8% for the comparable period in 1998.

     Net income before minority interest and extraordinary item equaled $34.0 million and $19.6 million for the three months ended March 31, 1998 and 1997, respectively. The Company's net income allocated to minority interest totaled $5.6 million and $3.1 million for the three months ended March 31, 1998 and 1997, respectively. The Company recorded $6.1 million and $1.4 in preferred stock dividends for the three months ended March 31, 1998 and 1997, respectively, (see " -- Liquidity and Capital Resources" below).


Liquidity and Capital Resources

     For the three months ended March 31, 1998, cash provided by operating activities increased by $23.1 million, or 80%, to $52.0 million, as compared to $28.9 million for the same period in 1997. The increase is primarily due to the increase in net income resulting from the Company's property acquisitions in 1997 and 1998. Cash used for investing activities increased by $291.6 million, to $325.8 million for the first three months of 1998, as compared to $34.2 million for the same period in 1997. The increase is attributable to the Company's acquisition activity in the first three months of 1998. Cash provided by financing activities increased by $293.5 to $296.0 million for the first three months of 1998, as compared to $2.5 million for the same period in 1997.

During the first three months of 1998, cash provided by financing activities consisted, primarily, of $359.9 million in net proceeds from the sale of common stock, the sale of $125 million of MandatOry Par Put Remarketed SecuritiesSM ("MOPPRSSM") and $100 million of unsecured notes (see below), which were offset by net payments of $102.5 million to reduce existing indebtedness. Additionally, payments of distributions increased by $11.0 million to $30.1 million for the first three months of 1998, as compared with $19.1 million for the same period in 1997. The increase is due to the greater number of shares outstanding and a 6% increase in the distribution rate. Preferred stock dividend payments were $6.1 million for the first three months of 1998, as compared to no preferred stock dividend payments for the same period in 1997. The first dividend payment on the Company's 8 5/8% Series A Cumlative Redemable Preferred Shares, issued in February 1997, was not due until June 1997.

     The Company's total indebtedness at March 31, 1998 totaled $1.2 billion and was comprised of $353.5 million of secured indebtedness with a weighted average interest rate of 8.2% and $877.5 million of unsecured indebtedness with a weighted average interest rate of 6.9%. All of the mortgage and notes payable outstanding at March 31, 1998 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements.

     Based on the Company's total market capitalization of $3.7 billion at March 31, 1998, (at the March 31, 1998 stock price of $35.31 and assuming the redemption for shares of Common Stock of the 10,801,000 Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 33% of its total market capitalization.

     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $430 million aggregate amount of unsecured revolving loans (the "Revolving Loans") excluding the effect of changes in the Company's credit risk, under which the Company had $321 million outstanding at March 31, 1998, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with $22 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. No payments were recieved from the counterparties under the interest rate protection agreement for the three months ended March 31, 1998 and 1997. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million.

     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MOPPRSSM due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008.

     On February 18, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

     On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

     In anticipation of a 1998 debt offering, on September 17, 1997, the Company entered into a swap agreement with a notional amount of $114 million that carried a fixed rate of 6.6%, which is a combination of the treasury rate plus the swap spread and the forward premium. The swap agreement was terminated on April 20, 1998.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Except for an $8 million renoration of the common areas of a 639,000-square foot property acquired from Associated Capital Properties, Inc., the Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Revolving Loans. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company and Operating Partnership. In addition, the Company anticipates utilizing the Revolving Loans primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loans upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

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


Recent Developments

     J.C. Nichols Transaction. The Company entered into a merger agreement on December 22, 1997 (as amended on April 29, 1998, the "Merger Agreement") with J.C. Nichols Company, a publicly traded Kansas City, Missouri real estate operating company ("J.C. Nichols"), pursuant to which the Company would acquire J.C. Nichols with the view that the Operating Partnership would combine its property operations with J.C. Nichols (the "J.C. Nichols Transaction"). J.C. Nichols is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission.

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

     Consummation of the J.C. Nichols Transaction is subject, among other things, to the approval of 66 2/3% of the shareholders of J.C. Nichols. Under the terms of the Merger Agreement, the Company would acquire all of the outstanding common stock, $.01 par value, of J.C. Nichols ("J.C. Nichols Common Stock"). Under the Merger Agreement, J.C. Nichols shareholders may elect to receive between 1.84 and 2.03 shares of Common Stock or $65 in cash for each share of J.C. Nichols Common Stock. However, the cash payment to J.C. Nichols shareholders cannot exceed 40% of the total consideration. To the extent the average of the daily average of the high and low sale price for the 20 trading days preceding the effective date of the merger (the "Value") of a share of Common Stock is $35.36 or higher, J.C. Nichols shareholders may receive Common Stock worth more than $65 per share of J.C. Nichols Common Stock; to the extent the Value of a share of Common Stock is under $32.00, J.C. Nichols shareholders may receive Common Stock worth less than $65 per share of J.C. Nichols Common Stock. The cost of the J.C. Nichols Transaction under the Merger Agreement is expected to be approximately $570 million, including assumed debt of approximately $250 million, net of cash of approximately $65 million. The Merger Agreement provides for payment by J.C. Nichols to the Company of a termination fee and expenses of up to $17.2 million if J.C. Nichols enters into an acquisition proposal other than the Merger Agreement and certain other conditions are met. The failure of J.C. Nichols shareholders to approve the J.C. Nichols Transaction, however, will not trigger the payment of a termination fee, except for a fee of $2.5 million, if, among other things, J.C. Nichols enters into another acquisition proposal before December 22, 1998.


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

     Easton-Babcock Transaction. The Company has entered into an agreement with The Easton-Babcock Companies, a real estate operating company in Miami, Florida ("Easton-Babcock"), pursuant to which the Company will combine its property operations with Easton-Babcock and acquire a portfolio of 11 industrial properties encompassing 1.8 million rentable square feet, three office properties encompassing 197,000 rentable square feet and 110 acres of land for development, of which 88 acres will be acquired over a three-year period (the "Easton-Babcock Transaction"). As of December 31, 1997, the industrial properties to be acquired in the Easton-Babcock Transaction were 88% leased and the office properties to be acquired in the Easton-Babcock Transaction were 50% leased. The cost of the Easton-Babcock Transaction is expected to be $143 million (inclusive of the 88 acres of development land to be acquired over a three-year period) and will consist of an undetermined combination of the issuance of Common Units, the assumption of mortgage debt and a cash payment. Also in connection with the Easton-Babcock Transaction, the Company will issue to certain affiliates of Easton-Babcock warrants to purchase 926,000 shares of Common Stock at $35.50 per share. Although the Easton-Babcock Transaction is expected to close by June 15, 1998, no assurance can be given that all or part of the transaction will be consummated.

     April 29, 1998 Common Stock Offering On April 29, 1998, the Company sold 1,080,443 shares of Common Stock in an underwritten public offering for net proceeds of approximately $34.6 million.

     Series D Preferred Offering. On April 23, 1998, the Company sold 4,000,000 Depositary Shares (the "Depositary Shares"), each representing 1/10 of a share of the Company's 8% Series D Cumulative Redeemable Preferred Shares, par value $.01 per share (the "Series D Preferred Shares"), for net proceeds of approximately $96.7 million (the "Series D Preferred Offering"). Dividends on the Series D Preferred Shares represented by the Depositary Shares will be cumulative from the date of original issuance and will be payable quarterly on or about the last day of January, April, July and October of each year, commencing July 31, 1998, at the rate of 8% of the liquidation preference per annum (equivalent to $2.00 per annum per Depositary Share). The Series D Preferred Shares and the Depositary Shares representing such Series D Preferred Shares are not redeemable prior to April 23, 2003. The Series D Preferred Shares are thereafter subject to redemption by the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Depositary Share), plus accrued and unpaid dividends, if any, thereon. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital stock of the Company, which may include other series of preferred stock, and from no other source.

     With respect to the payment of dividends and amounts upon liquidation, the Series D Preferred Shares will rank pari passu with the Company's 8 3/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") and 8% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") and any other equity securities of the Company the terms of which provide that such equity securities rank on a parity with the Series D Preferred Shares and rank senior to the Common Stock and any other equity securities of the Company that by their terms rank junior to the Series D Preferred Shares. Dividends on the Series D Preferred Shares will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. The Series D Preferred Shares have a liquidation preference of $250 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued and unpaid dividends.

     April 1998 Debt Offering. On April 20, 1998, the Operating Partnership sold $200 million of 7 1/2% notes due April 15, 2018 (the "2018 Notes") in an underwritten public offering for net proceeds of approximately $197.4 million. Interest on the 2018 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The Company used a portion of the net proceeds from the offering to settle the $114 million notional treasury lock described above.

     April 21, 1998 Common Stock Offering. On April 21, 1998, the Company sold 441,176 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

     Swap Agreements. In anticipation of a 1998 debt offering, on April 3, 1998, the Company entered into a swap agreement with a notional amount of $50 million. The swap agreement has a termination date of July 2, 1998, and carries a fixed rate of 5.5%, which is a combination of the treasury rate plus the swap spread and the forward premium.

     In anticipation of a 1998 debt offering, on April 3, 1998, the Company entered into a swap agreement with a notional amount of $100 million. The swap agreement has a termination date of October 2, 1998, and carries a fixed rate of 5.5%, which is a combination of the treasury rate plus the swap spread and the forward premium.

     In anticipation of a 1999 debt offering, on April 30, 1998, the Company entered into a swap agreement with a notional amount of $50 million. The swap agreement has a termination date of January 5, 1999, and carries a fixed rate of 5.7%, which is a combination of the treasury rate plus the swap spread and the forward premium.


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

     Funds from operations and cash available for distribution for the three months ended March 31, 1998 and 1997 are summarized in the following table (in thousands):



                                                                                  Three Months Ended
                                                                                      March 31,
                                                                               ------------------------
                                                                                   1998         1997
                                                                               -----------   ----------
Funds from Operations:
Income before minority interest and extraordinary item .....................    $ 34,037      $ 19,554
Add (deduct):
  Dividends to preferred shareholders ......................................      (6,145)       (1,407)
  Depreciation and amortization ............................................      17,161         9,310
  Third-party service company cash flow ....................................          --            --
                                                                                --------      --------
   Funds from operations before minority interest ..........................      45,053        27,457
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents ...................................      (3,116)       (1,230)
  Amortization of deferred financing costs .................................         616           575
  Non-incremental revenue generating capital expenditures (1):
   Building improvements paid ..............................................      (1,019)       (1,070)
   Second generation tenant improvements paid ..............................      (2,436)       (1,371)
   Second generation lease commissions paid ................................      (1,726)       (1,091)
                                                                                --------      --------
     Cash available for distribution .......................................    $ 37,372      $ 23,270
                                                                                ========      ========
Weighted average common shares/Common Units outstanding -- Basic (2) .......      59,598        41,758
                                                                                ========      ========
Weighted average common shares/Common Units outstanding -- Diluted (2) .....      60,235        42,120
                                                                                ========      ========
Dividend payout ratio:
  Funds from operations ....................................................        67.5%         73.0%
                                                                                ========      ========
  Cash available for distribution ..........................................        81.3%         86.1%
                                                                                ========      ========

----------
(1) Amounts represent cash expenditures.

(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

     On April 27, 1998, the Company's Board of Directors declared a dividend of $.51 per share ($2.04 on an annualized basis) payable on May 20, 1998 to stockholders of record on May 7, 1998.


Disclosure Regarding Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Property Information

     The following table sets forth certain information with respect to the Company's properties as of March 31, 1998 and 1997:


                           Rentable       Number of     Percent Leased/
March 31, 1998           Square Feet     Properties       Pre-Leased
---------------------   -------------   ------------   ----------------
In-Service:
 Office .............    26,501,000          382             94%
 Industrial .........     7,429,000          148              90
                         ----------          ---              --
   Total ............    33,930,000          530             93%
                         ==========          ===              ==
Under Development:
 Office .............     3,182,000           27             53%
 Industrial .........       396,000            5              25
                         ----------          ---              --
   Total ............     3,578,000           32             50%
                         ==========          ===              ==
Total:
 Office .............    29,683,000          409
 Industrial .........     7,825,000          153
                         ----------          ---
   Total ............    37,508,000          562
                         ==========          ===
March 31, 1997
----------------------
In-Service:
 Office .............    13,972,000          208             94%
 Industrial .........     7,030,000          137              90
                         ----------          ---              --
   Total ............    21,002,000          345             93%
                         ==========          ===              ==
Under Development:
 Office .............       947,000           14             51%
 Industrial .........       595,000            6              26
                         ----------          ---              --
   Total ............     1,542,000           20             41%
                         ==========          ===              ==
Total:
 Office .............    14,919,000          222
 Industrial .........     7,625,000          143
                         ----------          ---
   Total ............    22,544,000          365
                         ==========          ===

     The following table sets forth certain information with respect to the Company's properties under development as of March 31, 1998:

                                                                                    Cost at     Pre-Leasing    Estimated
            Name                   Location       Square Footage   Budgeted Cost    3/31/98    Percentage(1)   Completion
---------------------------- ------------------- ---------------- --------------- ----------- --------------- -----------
Office:
Ridgefield III               Asheville                  57,000        $  5,485     $  2,024          26%         2Q98
2400 Century Center          Atlanta                   135,000          16,195        8,667          --          2Q98
10 Glenlakes                 Atlanta                   254,000          35,135        4,596          --          4Q98
Automatic Data
Processing                   Baltimore                 110,000          12,400        5,434         100          3Q98
Highwoods I                  Baltimore                 125,000          13,800        2,393          --          2Q99
BB & T(2)                    Greenville                 71,000           5,851        3,093         100          2Q98
Patewood VI                  Greenville                107,000          11,360        6,846          15          2Q98
Colonnade                    Memphis                    89,000           9,400        7,750          93          2Q98
Southwind C                  Memphis                    74,000           7,657        1,322          67          4Q98
Harpeth V                    Nashville                  65,000           6,900        4,662          66          2Q98
Lakeview Ridge II            Nashville                  61,000           6,000        4,447          79          2Q98
Southpointe                  Nashville                 104,000          10,878        5,766          61          2Q98
Caterpillar Financial
Center                       Nashville                 313,000          54,000           --          62          1Q00
C N A                        Orlando                   180,000          24,408           --          95          1Q99
Hard Rock                    Orlando                    63,000           7,000           --         100          4Q98
Concourse Center One         Piedmont Triad             86,000           8,415          701          --          1Q99
RMIC                         Piedmont Triad             90,000           7,650        5,324         100          2Q98
Clintrials                   Research Triangle         178,000          21,490       14,626         100          2Q98
Situs II                     Research Triangle          59,000           5,857        2,137          --          2Q98
Highwoods Centre             Research Triangle          76,000           8,327        2,401          50          3Q98
Overlook                     Research Triangle          97,000          10,307        2,451          --          4Q98
Red Oak                      Research Triangle          65,000           6,394        1,153          --          3Q98
Markel-American              Richmond                  106,000          10,650        7,933          55          2Q98
Highwoods V                  Richmond                   67,000           6,620        4,830         100          2Q98
Interstate Corporate
 Center(2)                   Tampa                     309,000          15,600        8,498          26          4Q98
Intermedia (Sabal) Phase I   Tampa                     120,500          12,500        3,578         100          4Q98
Intermedia (Sabal) Phase
 II                          Tampa                     120,500          13,000          662         100          1Q00
                                                       -------        --------     --------         ---
Office Total or Weighted
 Average                                             3,182,000        $353,279     $111,294          53%
                                                     =========        ========     ========         ===
Industrial:
Chastain II & III            Atlanta                   122,000        $  4,686     $  1,325          14%         3Q98
Tradeport 1                  Atlanta                    87,000           3,070        1,871          --          2Q98
Tradeport 2                  Atlanta                    87,000           3,070        1,871          --          2Q98
Air Park South Warehouse
 I                           Piedmont Triad            100,000           2,929        1,382          80          2Q98
                                                     ---------        --------     --------         ---
Industrial Total or
 Weighted Average                                      396,000        $ 13,755     $  6,449          25%
                                                     =========        ========     ========         ===
Total or Weighted Average                            3,578,000        $367,034     $117,743          50%
                                                     =========        ========     ========         ===
Summary By Estimated
 Completion Date:
Second Quarter 1998                                  1,463,000        $133,405     $ 83,229          56%
Third Quarter 1998                                     373,000          31,807       10,313          44
Fourth Quarter 1998                                    917,500          88,199       20,445          34
First Quarter 1999                                     266,000          32,823          701          64
Second Quarter 1999                                    125,000          13,800        2,393          --
First Quarter 2000                                     433,500          67,000          662          73
                                                     ---------        --------     --------         ---
Total or Weighted Average                            3,578,000        $367,034     $117,743          50%
                                                     =========        ========     ========         ===

(1) Includes letters of intent

(2) Redevelopment Project

     The following tables set forth certain information about the Company's leasing activities for the three months ended March 31, 1998 and 1997.



                                                                 Three Months                    Three Months
                                                                     Ended                          Ended
                                                                March 31, 1998                  March 31, 1997
                                                         -----------------------------   ----------------------------
                                                             Office        Industrial        Office        Industrial
                                                         --------------   ------------   --------------   -----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)                      242             66              112            55
Rentable square footage leased                                966,990        308,787          738,461       612,175
Average per rentable square foot over the lease term:
 Base rent                                                 $   15.54        $  6.35        $   15.47       $  5.12
 Tenant improvements                                           ( 0.70)         (0.38)          ( 1.08)        (0.20)
 Leasing commissions                                           ( 0.30)         (0.15)          ( 0.40)        (0.15)
 Rent concessions                                              ( 0.03)            --           ( 0.02)        (0.01)
                                                           ----------       --------       ----------      --------
 Effective rent                                            $   14.51        $  5.82        $   13.97       $  4.76
 Expense stop(1)                                               ( 4.35)         (0.43)          ( 3.62)        (0.22)
                                                           ----------       --------       ----------      --------
 Equivalent effective net rent                             $   10.16        $  5.39        $   10.35       $  4.54
                                                           ==========       ========       ==========      ========
Average term in years                                               5              3                5             3
                                                           ==========       ========       ==========      ========
Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
 Total dollars committed under signed leases               $3,717,938       $533,334       $3,745,604      $398,591
 Rentable square feet                                         966,990        308,787          738,461       612,175
                                                           ----------       --------       ----------      --------
 Per rentable square foot                                  $    3.84        $  1.73        $    5.07       $  0.65
                                                           ==========       ========       ==========      ========
Leasing Commissions:
 Total dollars committed under signed leases               $1,349,444       $153,967       $1,395,209      $305,492
 Rentable square feet                                         966,990        308,787          738,461       612,175
                                                           ----------       --------       ----------      --------
 Per rentable square foot                                  $    1.40        $  0.50        $    1.89       $  0.50
                                                           ==========       ========       ==========      ========
Total:
 Total dollars committed under signed leases               $5,067,382       $687,301       $5,140,813      $704,083
 Rentable square feet                                         966,990        308,787          738,461       612,175
                                                           ----------       --------       ----------      --------
 Per rentable square foot                                  $    5.24        $  2.23        $    6.96       $  1.15
                                                           ==========       ========       ==========      ========
Rental Rate Trends:
Number of leases commenced during period                          242             66              112            55
Average final rate with expense pass throughs              $   13.56        $  5.77        $   13.59       $  5.12
Average first year cash rental rate                        $   14.65        $  6.09        $   14.36       $  5.35
                                                           ----------       --------       ----------      --------
Percentage increase                                              8.04%          5.55%            5.67%         4.49%
                                                           ==========       ========       ==========      ========

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Company will not be reimbursed by the tenants.

     The following tables set forth scheduled lease expirations for executed leases as of March 31, 1998 assuming no tenant exercises renewal options.


Office Properties:



                                                                                          Average
                                                                                           Annual       Percentage of
                                    Total          Percentage of       Annual Rents     Rental Rate     Leased Rents
      Year of                      Rentable    Leased Square Footage       Under         Per Square      Represented
       Lease         Number of   Square Feet       Represented by        Expiring         Foot for       by Expiring
     Expiration        Leases      Expiring       Expiring Leases       Leases (1)    Expirations (1)      Leases
------------------- ----------- ------------- ----------------------- -------------- ----------------- --------------
Remainder of 1998        801      3,326,553             13.5%          $ 50,454,459      $  15.17            13.4%
         1999            723      3,524,034             14.3             51,748,926         14.68            13.8
         2000            749      3,793,344             15.3             58,752,895         15.49            15.6
         2001            505      3,493,295             14.1             54,260,235         15.53            14.5
         2002            487      3,526,602             14.3             54,860,834         15.56            14.7
         2003            161      1,715,247              6.9             25,341,844         14.77             6.7
         2004             67      1,168,541              4.7             18,366,011         15.72             4.9
         2005             52        951,742              3.9             13,390,349         14.07             3.6
         2006             35      1,007,727              4.1             15,184,041         15.07             4.0
         2007             21        539,329              2.2              8,745,876         16.22             2.3
     Thereafter           39      1,642,967              6.7             24,516,911         14.92             6.5
                         ---      ---------            -----           ------------      --------           -----
 Total or average      3,640     24,689,381            100.0%          $375,622,381      $  15.21           100.0%
                       =====     ==========            =====           ============      ========           =====

Industrial Properties:



                                                                                            Average
                                                                                             Annual       Percentage of
                                    Total          Percentage of                          Rental Rate     Leased Rents
                                   Rentable    Leased Square Footage    Annual Rents       Per Square      Represented
   Year of Lease     Number of   Square Feet       Represented by      Under Expiring       Foot for       by Expiring
     Expiration        Leases      Expiring       Expiring Leases        Leases (1)     Expirations (1)      Leases
------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
Remainder of 1998       206       1,537,953             22.9%            $ 8,468,579        $ 5.51             22.7%
         1999           159       1,308,279             19.5               7,457,046          5.70             19.9
         2000           147       1,336,068             19.9               8,193,225          6.13             21.9
         2001            75         671,101             10.0               4,097,358          6.11             11.0
         2002            59       1,180,033             17.6               5,244,002          4.44             14.0
         2003            21         228,322              3.4               1,446,961          6.34              3.9
         2004             5         104,369              1.6                 602,516          5.77              1.6
         2005             4          33,832              0.5                 290,630          8.59              0.8
         2006             2         196,600              2.9                 882,636          4.49              2.4
         2007             1          19,125              0.3                 238,680         12.48              0.6
     Thereafter           1          95,545              1.4                 464,826          4.86              1.2
                        ---       ---------            -----             -----------        ------            -----
 Total or average       680       6,711,227            100.0%            $37,386,459        $ 5.57            100.0%
                        ===       =========            =====             ===========        ======            =====

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and Use of Proceeds -- None
Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Security Holders -- None
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits




 Exhibit No.    Description
-------------   -----------------------------------------------------------------------------------------------
   3(1)         Amended and Restated Articles of Incorporation
 4.1(2)         Form of certificate representing 8% Series D Cumulative Redeemable Preferred Shares
 4.2(2)         Deposit Agreement, dated April 23, 1998, between the Company and First Union National Bank, as preferred share depositary
 4.3(2)         Form of Depositary Receipt evidencing the Depositary Shares that each represent  1/10 of an 8%
                Series D Cumulative Redeemable Preferred Share
  10(2)         Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
                Partnership
  27            Financial Data Schedule

----------
(1) Filed as part of the Company's current report on Form 8-K dated September 25, 1997 and amended by articles supplimentary filed as part of the Company's current report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's current report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(2) Filed as part of the Company's current report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(b) Reports on Form 8-K

     On January 6, 1998, the Company filed a current report on Form 8-K, dated December 22, 1997, reporting under item 5 of the Form that it had entered into a merger agreement with J.C. Nichols Company.

     On January 22, 1998, the Company filed a current report on Form 8-K, dated January 22, 1998, setting forth under items 5 and 7 of the Form certain pro forma financial information in connection with (i) an agreement by the Company to sell 2,000,000 shares of common stock and (ii) an offering by the Operating Partnership to sell an aggregate of $200 million of unsecured debt.

     On February 2, 1998, the Company filed a current report on Form 8-K, dated February 2, 1998, setting forth under items 5 and 7 of the Form certain exhibits in connection with the sale by the Operating Partnership of an aggregate of $225 million of unsecured debt.

     On February 3, 1998, the Company filed a current report on Form 8-K, dated November 17, 1997, setting forth under items 5 and 7 of the Form audited financial statements of Shelton Properties, Riparius Properties and Winners Circle for the year ended December 31, 1996.

     On April 24, 1998, the Company filed a current report on Form 8-K, dated April 20, 1998, setting forth under items 5 and 7 of the Form certain exhibits in connection with (i) the sale by the Operating Partnership of $200 million of unsecured debt and (ii) the sale by the Company of 4,000,000 Depositary Shares, each representing 1/10 of an 8% Series D Cumulative Redeemable Preferred Share.

     On April 28, 1998, the Company filed an amendment to its current report on Form 8-K, dated January 9, 1997, which reported under item 2 of the Form the Company's acquisition of the Century Center portfolio and Anderson Properties, Inc. The report included financial statements with respect to Century Center Group dated January 9, 1997 and financial statements with respect to Anderson Properties, Inc. dated January 23, 1997.

     On May 4, 1998, the Company filed a current report on Form 8-K, dated April 29, 1997, setting forth under items 5 and 7 of the Form an amendment to its merger agreement with J.C. Nichols Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HIGHWOODS PROPERTIES, INC.


                         /S/          RONALD P. GIBSON
                             -------------------------------------------------
                                      Ronald P. Gibson
                               President and Chief Executive Officer

                         /s/          CARMAN J. LIUZZO
                             -------------------------------------------------
                                      Carman J. Liuzzo
                                  Chief Financial Officer
                              (Principal Accounting Officer)

Date: May 15, 1998

                                 EXHIBIT INDEX



 Exhibit No.    Description
-------------   -----------------------------------------------------------------------------------------------
   3(1)         Amended and Restated Articles of Incorporation
 4.1(2)         Form of certificate representing 8% Series D Cumulative Redeemable Preferred Shares
 4.2(2)         Deposit Agreement, dated April 23, 1998, between the Company and First Union National Bank, as preferred share depositary
 4.3(2)         Form of Depositary Receipt evidencing the Depositary Shares that each represent  1/10 of an 8%
                Series D Cumulative Redeemable Preferred Share
  10(2)         Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
                Partnership
  27            Financial Data Schedule

----------
(1) Filed as part of the Company's current report on Form 8-K dated September 25, 1997 and amended by articles supplimentary filed as part of the Company's current report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's current report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(2) Filed as part of the Company's current report on Form 8-K dated April 20, 1998 and incorporated herein by reference.