Form 10-K/A
period 1997-12-31
HIGHWOODS PROPERTIES INC
filed 1998-05-19
CIK 921082

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

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      ------

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I




ITEM 2. PROPERTIES

General

     The following table sets forth certain information about the Properties at December 31, 1997:




                                                                                          Percent of
                                                                             Rentable       Total        Percent of
                                   Office       Industrial        Total       Square       Rentable    December 1997
                                 Properties   Properties (1)   Properties      Feet      Square Feet   Rental Revenue
                                ------------ ---------------- ------------ ------------ ------------- ---------------
     Research Triangle, NC.....       69              4             73      4,686,120        15.2%          17.9%
     Atlanta, GA ..............       39             31             70      4,824,831        15.5           12.2
     Tampa, FL ................       42             --             42      2,904,587         9.5           11.4
     Piedmont Triad, NC .......       34             79            113      4,738,992        15.3           10.0
     South Florida ............       27             --             27      2,384,044         7.8           10.0
     Nashville, TN ............       15              3             18      1,821,485         5.9            7.4
     Orlando, FL ..............       30             --             30      1,990,148         6.5            6.5
     Jacksonville, FL .........       16             --             16      1,465,139         4.8            4.7
     Charlotte, NC ............       15             16             31      1,428,590         4.7            4.1
     Richmond, VA .............       20              2             22      1,278,726         4.2            3.9
     Greenville, SC ...........        8              2             10      1,001,641         3.3            3.0
     Memphis, TN ..............        9             --              9        606,549         2.0            2.7
     Baltimore, MD ............        5             --              5        364,434         1.2            2.1
     Columbia, SC .............        7             --              7        423,738         1.4            1.5
     Tallahassee, FL ..........        1             --              1        244,676         0.8            0.9
     Norfolk, VA ..............        2              1              3        265,857         0.9            0.8
     Birmingham, AL ...........        1             --              1        115,289         0.4            0.5
     Asheville, NC ............        1              1              2        124,177         0.4            0.3
     Ft. Myers, FL ............        1             --              1         51,831         0.2            0.1
                                      --             --            ---      ---------       -----          -----
        Total .................      342            139            481     30,720,854       100.0%         100.0%
                                     ===            ===            ===     ==========       =====          =====




                                        Office Properties     Industrial Properties (1)     Total or Weighted Average
                                       -------------------   ---------------------------   --------------------------
Total rentable square feet ...........     23,841,565                 6,879,289                    30,720,854
Percent leased .......................             94%(2)                    93%(3)                        94%
Weighted average age (years) .........         12.2(4)                    11.4                           12.0


----------

(1) Includes 73 service center properties.

(2) Includes 47 single-tenant properties comprising 3.4 million rentable square feet and 378,000 rentable square feet leased but not occupied.

(3) Includes 24 single-tenant properties comprising 1.6 million rentable square feet and 27,000 rentable square feet leased but not occupied.

(4) Excludes the Comeau Building, which is a historical building constructed in 1926 and renovated in 1996.

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
                              ===       ==========                          ===       ==========

Tenants

     As of December 31, 1997, the Properties were leased to approximately 3,100 tenants, which engage in a wide variety of businesses. The following table sets forth information concerning the 20 largest tenants of the Properties as of December 31, 1997:



                                                                                                 Percent of Total
                                                              Number          Annualized            Annualized
Tenant                                                      of Leases     Rental Revenue (1)      Rental Revenue
--------------------------------------------------------   -----------   --------------------   -----------------
 1. IBM ................................................        13            $13,546,185               3.7%
 2. Federal Government .................................        45             12,059,353               3.3
 3. AT&T ...............................................        16              6,985,351               1.9
 4. Bell South .........................................        45              6,340,084               1.7
 5. State of Florida ...................................        22              5,215,070               1.4
 6. GTE ................................................         6              2,995,422               0.8
 7. NationsBank ........................................        21              2,953,191               0.8
 8. First Citizens Bank & Trust ........................         8              2,887,811               0.8
 9. Blue Cross & Blue Shield of South Carolina .........        10              2,554,517               0.7
10. MCI ................................................        10              2,458,637               0.7
11. Prudential .........................................        13              2,412,640               0.7
12. Jacobs-Sirrene Engineers, Inc. .....................         1              2,235,550               0.6
13. Price Waterhouse ...................................         3              2,047,953               0.6
14. US Airways .........................................         4              2,033,940               0.6
15. Alex Brown & Sons ..................................         1              1,943,070               0.5
16. H.L.P. Health Plan of Florida ......................         2              1,913,005               0.5
17. The Martin Agency, Inc. ............................         1              1,863,504               0.5
18. Northern Telecom Inc. ..............................         2              1,849,118               0.5
19. BB&T ...............................................         4              1,845,501               0.5
20. ClinTrials .........................................         4              1,812,206               0.5
                                                                --            -----------              ----
     Total .............................................       231            $77,952,108              21.3%
                                                               ===            ===========              ====

----------
(1) Annualized Rental Revenue is December 1997 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

     The following tables set forth certain information about the Company's leasing activities for the years ended December 31, 1997 and 1996.




                                                             1997                              1996
                                                -------------------------------   -------------------------------
                                                    Office         Industrial         Office         Industrial
                                                --------------   --------------   --------------   --------------
Net Effective Rents Related to Re-Leased
  Space:
Number of lease transactions (signed
  leases) ...................................            520              241              306              240
Rentable square footage leased ..............      2,531,393        1,958,539        1,158,563        2,302,151
Average per rentable square foot over the
  lease term:
  Base rent .................................    $    16.04        $    5.37        $   15.00        $    4.68
  Tenant improvements .......................         (1.06)           (0.22)           (0.93)           (0.15)
  Leasing commissions .......................         (0.39)           (0.13)           (0.31)           (0.10)
  Rent concessions ..........................         (0.01)           (0.01)              --               --
                                                 -----------       ----------       ----------       ----------
  Effective rent ............................    $    14.58        $    5.01        $   13.76        $    4.43
  Expense stop (1) ..........................         (3.53)           (0.23)           (3.36)           (0.39)
                                                 -----------       ----------       ----------       ----------
  Equivalent effective net rent .............    $    11.05        $    4.78        $   10.40        $    4.04
                                                 ===========       ==========       ==========       ==========
Average term in years .......................             4                3                4                2
                                                 ===========       ==========       ==========       ==========
Rental Rate Trends:
Average final rate with expense pass
  throughs ..................................    $    13.78        $    5.08        $   13.64        $    4.41
Average first year cash rental rate .........    $    14.76        $    5.37        $   14.46        $    4.68
                                                 -----------       ----------       ----------       ----------
Percentage increase .........................          7.11%            5.71%            6.01%            6.12%
                                                 ===========       ==========       ==========       ==========
Capital Expenditures Related to
  Re-leased Space:
Tenant Improvements:
  Total dollars committed under signed
   leases ...................................    $11,443,099       $1,421,203       $4,496,523       $  685,880
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $      4.52        $    0.73        $    3.88        $    0.30
                                                 ===========       ==========       ==========       ==========
Leasing Commissions:
  Total dollars committed under signed
   leases ...................................    $ 4,247,280       $  890,280       $1,495,498       $  470,090
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $      1.68        $    0.45        $    1.29        $    0.20
                                                 ===========       ==========       ==========       ==========
Total:
  Total dollars committed under signed
   leases ...................................    $15,690,379       $2,311,483       $5,992,021       $1,155,970
  Rentable square feet ......................      2,531,393        1,958,539        1,158,563        2,302,151
                                                 -----------       ----------       ----------       ----------
  Per rentable square foot ..................    $      6.20        $    1.18        $    5.17        $    0.50
                                                 ===========       ==========       ==========       ==========


----------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expenses and common area maintenance) for which the Company will not be reimbursed by the tenants.

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
                                                                          Duke -- Cardiology

                                                                     Percent
                                                                   Occupied at         Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -----------------------------------------
Six Forks Center
 Six Forks Center I                  O     1982         33,867          98%     Centura Bank, NY Life Ins. Co.
 Six Forks Center II                 O     1983         55,678          93      N/A
 Six Forks Center III                O     1987         60,814         100      EDS
ONCC
 Phase I                             S     1981        101,129          75      N/A
 "W" Building                        O     1983         91,335          79      Closure Medical Corporation
 3645 Trust Drive                    O     1984         50,652          74      Customer Access Resources, Inc.
 5220 Green's Dairy Road             O     1984         29,720         100      N/A
 5200 Green's Dairy Road             O     1984         18,317          32      N/A
 5301 Departure Drive                S     1984         84,899         100      ABB Power T&D Co., Inc.,
                                                                                Cardiovascular Diagnostics, Inc.
Other Research Triangle
Properties
 4000 Aerial Center                  O     1992         25,330           0      N/A
 Colony Corporate Center             O     1985         52,183          79      Rust Environmental &
                                                                                Infrastructure, Fujitsu
 Concourse                           O     1986        131,834         100      ClinTrials
 Cotton Building                     O     1972         40,035         100      Cotton Inc., Associated
                                                                                Insurances Inc.
 Expressway One Warehouse            I     1990         59,600          54      Number One Supply Corporation
 3600 Glenwood Avenue (2)            O     1986         78,008         100      Poyner & Spruill
 Healthsource                        O     1996        180,000         100      Healthsource N.C.
 Holiday Inn                         O     1984         30,000         100      Holiday Hospitality Corporation
 Lake Plaza East                     O     1984         71,339          93      N/A
 MSA                                 O     1996         55,219         100      Management Systems Associates
 Phoenix                             O     1990         26,449          91      Computer Intelligence, Inc.
 North Park Building One             O     1997         42,255          38      Medpartners Acquisition
 Situs I                             O     1996         59,255          95      BellSouth
 South Square I                      O     1988         56,401         100      Blue Cross and Blue Shield of SC
 South Square II                     O     1989         58,793         100      Blue Cross and Blue Shield of NC,
                                                     ---------         ---
                                                                                Duke University
Total or Weighted Average                            4,686,120          95%
                                                     =========         ===
Atlanta, GA
-------------------------------
Oakbrook
 Oakbrook I                          S     1981        106,662         100      N/A
 Oakbrook II                         O     1983        141,938         100      Assetcare, Inc.
 Oakbrook III                        S     1984        164,297         100      N/A
 Oakbrook IV                         O     1985         89,102         100      N/A
 Oakbrook V                          O     1985        204,338         100      N/A
 6348 Northeast Expressway           I     1978         49,023         100      Quick Ship Holding, Inc.
 6438 Northeast Expressway           I     1981         43,024         100      Leather Creations, Inc., Roos, Inc.
 Chattahoochee Avenue                I     1970         62,095          82      N/A
 Corporate Lakes Dist Center         I     1988        235,595          99      Motorola Energy Products
 Cosmopolitan North                  O     1980        120,967          90      Wells Fargo Armored Services Corporation
 Gwinnett Distribution               I     1991        316,668          98      N/A
   Center
 Lavista Business Park               I     1973        216,200          94      N/A
 Norcross I,II                       I     1970         64,010         100      Sun Mi Chun
 Oakbrook Summitt                    I     1981        234,232         100      N/A
 Southside Distribution              I     1988        191,200          73      Coca-Cola
   Center
 Steel Drive                         I     1975         57,188          93      Ballistic Studios
Century Center
 1700 Century Circle                 O     1972         69,368          95      N/A
 1800 Century Boulevard              O     1975        279,491         100      Bell South
 1875 Century Boulevard (3)          O     1976         96,069         100      GSA
 1900 Century Boulevard (3)          O     1971         80,026          96      N/A
 2200 Century Parkway (3)            O     1971        143,088         100      N/A
 2600 Century Parkway (3)            O     1973         96,287         100      MBNA Marketing Systems, Inc., GSA
 2635 Century Parkway (3)            O     1980        210,066          99      GSA
 2800 Century Parkway (3)            O     1983        220,873         100      AT&T
Other Atlanta Properties
 1035 Fred Drive                     I     1973        100,187         100      The Tenstar Corporation
 1077 Fred Drive                     I     1973        105,600         100      Advanced Distribution Systems,
                                                                                International Paper
 5125 Fulton Industrial Blvd.        I     1973        149,386         100      Martin Brower Co.
 Fulton Corporate Center             I     1973        101,000          87      N/A

                                                                     Percent
                                                                   Occupied at       Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,        of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)              December 31, 1997
------------------------------- ---------- ------- ------------- -------------- -------------------------------------
 400 North Business Park             O     1985         85,756         100%     N/A
 Kennestone Corporate                O     1985         81,993         100      N/A
   Center
 Oxford Lakes Business               O     1985        102,446         100      Vanstar Corporation
   Center
 Chastain Place 1                    I     1997        108,000          50      Nailco Southeast, Inc.
 Bluegrass Place 1                   I     1995         69,000         100      Ebscaft, Inc.
 Bluegrass Place 2                   I     1996         72,000         100      Hansgrohe, Inc.
 1765 The Exchange                   O     1983         90,215          90      GA Waste Systems Inc.
 Two Point Royal                     O     1997        123,032          89      Hartford Fire Insurance Co., Textron
                                                                                Financial Corporation
 50 Glenlake                         O     1997        144,409          93      Hartford Fire Insurance Co
                                                     ---------         ---
Total or Weighted Average                            4,824,831          96%
                                                     =========         ===
Tampa, FL
-------------------------------
Sabal Park
 Atrium                              O     1989        131,952         100      GTE Data Services, Inc.,
                                                                                Intermedia Communications
 Sabal Business Center VI            O     1988         99,136         100      Pharmacy Management
                                                                                Services, Inc.
 Progressive Insurance               O     1988         83,648         100      Progressive American
                                                                                Insurance Co.
 Sabal Business Center VII           O     1990         71,248         100      Beverly Enterprises, Inc.
 Sabal Business Center V             O     1988         60,578         100      Lebhar-Friedman Inc.
 Registry II                         O     1987         58,781          97      N/A
 Registry I                          O     1985         58,319          95      N/A
 Sabal Business Center IV (4)        O     1984         49,368         100      Phillips Educational Group of
                                                                                Central Florida, Inc.,
                                                                                TGC Home Health Care, Inc.
 Sabal Tech Center                   O     1989         48,220         100      Merck-Medco Managed Care
 Sabal Park Plaza                    O     1987         46,758         100      State of Florida Department
                                                                                of Revenue, ERM South, Inc.
 Sabal Lake Building                 O     1986         44,533         100      Warner Publisher Services,
                                                                                Inc.
 Sabal Business Center I             O     1982         39,866          85      N/A
 Sabal Business Center II            O     1984         32,736          64      Owen Ayres and Associates,
                                                                                Inc.
 Registry Square                     O     1988         26,568          91      Proctor & Redfern, Inc.
 Expo Building                       O     1981         25,600         100      Exposystems, Inc., Expodisplays
 Sabal Business Center III           O     1984         21,300         100      Progressive Insurance
Benjamin Center
 Benjamin Center #7                  O     1991         30,962         100      Basetec Office Systems, Inc.,
                                                                                Beers Construction
 Benjamin Center #9                  O     1989         38,405          79      First Image Management Co.
Tampa Bay Park
 Horizon (5)                         O     1980         92,073          91      IBM
 Lakeside (5)                        O     1978         91,545         100      American Portable Telecom
 Lakepointe I                        O     1986        229,524          98      IBM, Price Waterhouse
 Parkside (5)                        O     1979        102,046         100      IBM
 Pavillion (5)                       O     1982        144,166         100      IBM
 Spectrum                            O     1984        146,994         100      IBM
Other Tampa Properties
 Tower Place                         O     1988        181,179          96      N/A
 Day Care Center                     O     1986          8,000         100      Brookwood Academy Child Care
 5400 Gray Street                    O     1973          5,408         100      The Wackenhut Corporation
 Crossroads Office Center            O     1981         74,729          63      N/A
 Cypress West                        O     1985         64,977          82      Paradigm Communications, Inc.
 Feathersound II                     O     1986         79,972          98      N/A
 Fireman's Fund Building             O     1982         49,578          98      Fireman's Fund Insurance Co.,
                                                                                Pitney Bowes, Inc.
 Lakeside Technology Center          O     1984        146,663          94      NationsBank
 Grand Plaza                         O     1985        239,353          90      N/A
 Mariner Square                      O     1973         72,319          99      GSA
 Telecom Technology Center           O     1991        133,820         100      GTE
 Zurn Building                       O     1983         74,263         100      N/A
                                                     ---------         ---      -------------------------------------
Total or Weighted Average                            2,904,587          96%
                                                     =========         ===

                                                               Percent
                                                             Occupied at      Tenants Leasing 25% or More
                           Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                   Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------- ---------- ------- ------------- -------------- ----------------------------------
Piedmont Triad, NC
-------------------------
Airpark East
 Highland Industries           S     1990         12,500         100%     Highland Industries, Inc.
 Service Center 1              S     1985         18,575          53      N/A
 Service Center 2              S     1985         19,125           0      N/A
 Service Center 3              S     1985         16,498         100      ECPI of Tidewater, VA
 Service Center 4              S     1985         16,500           0      N/A
 Copier Consultants            S     1990         20,000         100      Copier Consultants
 Service Court                 S     1990         12,600          81      N/A
 Building 01                   O     1990         24,423          79      Health & Hygiene
 Building 02                   O     1986         23,827         100      GSA-United States Postal Service
 Building 03                   O     1986         23,182          96      Time Warner, Lockheed Martin
 Building 06                   O     1997         12,500          62      Simplex Time Recorder Co.
 Building A                    O     1986         56,272         100      N/A
 Building B                    O     1988         54,088         100      GSA-United States Postal Service
 Building C                    O     1990        134,893          91      Daicore Life and Health Ins.
 Building D                    O     1997         54,007          90      Volvo
 Sears Cenfact                 O     1989         49,504         100      Sears
 Hewlett Packard               O     1996         15,000         100      Hewlett Packard Co.
 Inacom                        O     1996         12,620         100      Inacom Business Centers Inc.
 Warehouse 1                   I     1985         64,000         100      Guilford Business Forms, Inc.,
                                                                          Safelite Glass Corporation
 Warehouse 2                   I     1985         64,000          75      Volvo GM Heavy Truck Corporation,
                                                                          State Street Bank Realty
 Warehouse 3                   I     1986         57,600          93      US Air, Inc., Garlock, Inc.
 Warehouse 4                   I     1988         54,000         100      First Data Resources, Inc.,
                                                                          Microdyne Systems, Inc.
Airpark North
 DC-1                          I     1986        112,000         100      VSA, Inc.
 DC-2                          I     1987        111,905         100      Sears
                                                                          Electric South
 DC-3                          I     1988         75,000         100      Continuous Forms & Checks, Inc.,
                                                                          Liberty of NC
 DC-4                          I     1988         60,000           0      N/A
Airpark West
 Airpark I                     O     1984         60,000         100      Volvo GM Heavy Truck Corp.
 Airpark II                    O     1985         45,680          67      Volvo GM Heavy Truck Corp.
 Airpark IV                    O     1985         22,612         100      Max Radio of Greensboro
 Airpark V                     O     1985         21,923          46      N/A
 Airpark VI                    O     1985         22,097          94      Brookstone College, Anacomp
West Point Business Park
 BMF Warehouse                 I     1986        240,000         100      Sara Lee Knit Products, Inc.
 WP-11                         I     1988         89,600         100      N.C. Record Control Centers,
                                                                          Walt Klein & Associates
 WP-12                         I     1988         89,600         100      Norel Plastics, Sara Lee
 WP-13                         I     1988         89,600         100      Sara Lee Knit Products, Inc.
 WP-3 & 4                      S     1988         18,059         100      Pediatric Services of America,
                                                                          Rayco Safety, Inc.
 WP-5                          S     1995         26,282         100      Cardinal Health, Inc.
 Fairchild Building            I     1990         89,000         100      Fairchild Industrial Products
 LUWA Bahnson Building         O     1990         27,000         100      Luwa Bahnson, Inc.
University Commercial
Center
 W-1                           I     1983         44,400         100      Lantal Corp.
 W-2                           I     1983         46,500         100      Paper Supply Company
 SR-1                          S     1983         23,112         100      N/A
 SR-2 01/02                    S     1983         17,282         100      Decision Point Marketing
 SR-3                          S     1984         23,925          80      Decision Point Marketing
 Building 03                   O     1985         37,077          61      N/A
 Building 04                   O     1986         34,470          94      Telespectrum Worldwide, Inc.
Knollwood Office Center
 370 Knollwood                 O     1994         90,315         100      Krispy Kreme, Prudential
                                                                          Carolinas Realty
 380 Knollwood                 O     1990        164,179         100      N/A
Stoneleigh Business Park
 7327 W. Friendly Ave.         S     1987         11,180          90      Sprint, Salem Imaging
 7339 W. Friendly Ave.         S     1989         11,784         100      Medical Endoscopy Service,
                                                                          R.F. Micro Devices
 7341 W. Friendly Ave.         S     1988         21,048          91      R.F. Micro Devices

                                                                    Percent
                                                                  Occupied at         Tenants Leasing 25% or More
                                Building    Year     Rentable    December 31,         of Rentable Square Feet at
Property                        Type (1)   Built  Square Feet      1997(13)                December 31, 1997
------------------------------ ---------- ------- ------------- -------------- ----------------------------------------
 7343 W. Friendly Ave.              S      1988        13,463         100%     Executone Information Systems
 7345 W. Friendly Ave.              S      1988        12,300         100      Rule Manufacturing
 7347 W. Friendly Ave.              S      1988        17,978          93      Carter & Associates, Surf Air
 7349 W. Friendly Ave.              S      1988         9,840         100      Ardratech, Inc., Anderson & Associates
 7351 W. Friendly Ave.              S      1988        19,723         100      ACT MEDIA, Inc., Corporate Express,
                                                                               Heritage Capital
 7353 W. Friendly Ave.              S      1988        22,826         100      Office Equipment Wholesalers, United
                                                                               Dominion Industries
 7355 W. Friendly Ave.              S      1988        13,296         100      R.F. Micro Devices
Spring Garden Plaza
 4000 Spring Garden St.             S      1983        21,773          91      Lighting Creations, Inc.
 4002 Spring Garden St.             S      1983         6,684         100      Reynolds & Reynolds
 4004 Spring Garden St.             S      1983        23,724          92      N/A
Pomona Center -- Phase I
 7 Dundas Circle                    S      1986        14,184          91      N/A
 8 Dundas Circle                    S      1986        16,488         100      N/A
 9 Dundas Circle                    S      1986         9,972          43      Netcom Cabling, Inc.
Pomona Center -- Phase II
 302 Pomona Dr.                     S      1987        16,488         100      N/A
 304 Pomona Dr.                     S      1987         4,344         100      Fortune Personnel
                                                                               Consultants, OEC Fluid Handling, Inc.
 306 Pomona Dr.                     S      1987         9,840          75      Aqua Science
 308 Pomona Dr.                     S      1987        14,184         100      N/A
 5 Dundas Circle                    S      1987        14,184          91      Engineering Consulting SV
Westgate on
Wendover -- Phase I
 305 South Westgate Dr.             S      1985         4,608         100      Alarmguard Security, Inc., The Computer
                                                                               Store, Inc.
 307 South Westgate Dr.             S      1985        12,672         100      Incutech, Inc.
 309 South Westgate Dr.             S      1985        12,960          44      GEODAX Technology, Inc.,
                                                                               Earth Tech, Inc.
 311 South Westgate Dr.             S      1985        14,400         110      N/A
 315 South Westgate Dr.             S      1985        10,368          78      N/A
 317 South Westgate Dr.             S      1985        15,552          93      N/A
 319 South Westgate Dr.             S      1985        10,368          78      N/A
Westgate on
Wendover -- Phase II
 206 South Westgate Dr.             S      1986        17,376         100      Home Care of the Central
                                                                               Carolinas
 207 South Westgate Dr.             S      1986        26,448         100      Health Equipment Services
 300 South Westgate Dr.             S      1986        12,960          87      Health Equipment Services
 4600 Dundas Circle                 S      1985        11,922           0      N/A
 4602 Dundas Circle                 S      1985        13,017          61      Four Seasons Apparel Co.
Radar Road
 500 Radar Rd.                      I      1981        78,000         100      N/A
 502 Radar Rd.                      I      1986        15,000         100      East Texas Distributing, Inc.
 504 Radar Rd.                      I      1986        15,000         100      Techno Craft, Inc.,
                                                                               Dayva Industries
 506 Radar Rd.                      I      1986        15,000         100      D&N International, Inc.
                                                                               American Coatings of VA,
                                                                               Wentworth Textiles
Holden/85 Business Park
 2616 Phoenix Dr.                   I      1985        31,894         100      Pliana, Inc.
 2606 Phoenix Dr. -- 100            S      1989        15,000         100      Piedmont Plastics, Inc., Rexam
                                                                               Flexible Packaging Corporation
 2606 Phoenix Dr. -- 200            S      1989        15,000         100      REHAU, Inc.,
                                                                               Reynolds Renovations
 2606 Phoenix Dr. -- 300            S      1989         7,380         100      N/A
 2606 Phoenix Dr. -- 400            S      1989        12,300          90      Spectrum Financial Systems
 2606 Phoenix Dr. -- 500            S      1989        15,180         100      The Record Exchange, Inc.
 2606 Phoenix Dr. -- 600            S      1989        18,540          70      Faith & Victory Church
Industrial Village
 7906 Industrial Village Rd.        I      1985        15,000         100      Texas Aluminum Industries
 7908 Industrial Village Rd.        I      1985        15,000         100      Air Express, Pharmagraphics Holdings
 7910 Industrial Village Rd.        I      1985        15,000         100      Wadkin North America, Inc.
Consolidated Center
 Consolidated Center I              O      1983        40,000         100      Bali
 Consolidated Center II             O      1983        60,000          92      Bali,  Aon Risk Services
 Consolidated Center III            O      1989        50,775          96      Lowes, Shelco, Inc.
 Consolidated Center IV             O      1989        29,312         100      Medcost, Inc.

                                                                          Percent
                                                                        Occupied at        Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,         of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)               December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- ---------------------------------------
Other Piedmont Triad
Properties
 101 S. Stratford                    O           1986        78,194         100%     First Union, Triad
                                                                                     Guaranty Ins. Corporation
 6348 Burnt Poplar                   I           1990       125,000         100      Sears
 6350 Burnt Poplar                   I           1992        57,600         100      Industries for the Blind
 Champion Madison Park II            O           1993       105,723         100      Champion
 Deep River I                        O           1989        78,094          78      N/A
 Forsyth I                           O           1985        52,922          94      Management Directions
 Regency One                         I           1996       127,600         100      New Breed Leasing Corporation
 Regency Two                         I           1996        96,000         100      Duorr Medical Corporation
 R.F. Micro Devices                  O           1997        49,505         100      R.F. Micro Devices
 Stratford                           O           1991       135,533          88      BB&T
 Chesapeake                          I           1993       250,000         100      Chesapeake Display &
                                                                                     Packaging
 USAIR Buildings                     O      1970-1987       134,555         100      US AIR
 3288 Robinhood                      O           1989        19,599         100      N/A
                                                          ---------         ---
Total or Weighted Average                                 4,738,992          93%
                                                          =========         ===
South Florida
-------------------------------
 1800 Eller Drive (6)                O           1983       103,440          87      Renaissance Cruises
 2828 Coral Way Building             O           1985        64,000          96      Spanish Radio Network
 Atrium At Coral Gables              O           1984       164,528         100      Prosource
 Atrium West                         O           1983        92,014          93      GSA
 Avion Building                      O           1985        66,908          91      N/A
 Centrum Plaza                       O           1988        40,938          98      N/A
 Comeau Building                     O           1926        87,302          66      N/A
 Corporate Square                    O           1981        87,823          95      N/A
 Dadeland Office Complex             O           1972       240,148          86      N/A
 Design Center Plaza                 O           1982        57,500          94      Carnival Air Lines, Inc.
 Doral Financial Plaza               O           1987       222,000          72      Sun Bank
 Emerald Hills Plaza I               O           1979        63,401          94      N/A
 Emerald Hills Plaza II              O           1979        74,218          76      Sheridan Health Corp
 Gulf Atlantic (7)                   O           1986       134,776          97      N/A
 Highwoods Plaza                     O           1980        80,260         100      N/A
 Highwoods Square                    O           1989       148,945          99      N/A
 One Boca Place                      O           1987       277,630          94      N/A
 Palm Beach Gardens Office           O           1984        67,657          95      N/A
   Park
 Pine Island Commons                 O           1985        60,810          74      N/A
 Venture Corporate Center I          O           1982        82,224          96      Conroy, Simberg & Lewis
 Venture Corporate Center II         O           1982        83,737          97      H.I.P. Health Plan Of Florida, Michael
                                                                                     Swerdlow Companies
 Venture Corporate Center III        O           1982        83,785         100      H.I.P. Health Plan of Florida
                                                          ---------         ---
                                                          2,384,044          90%
                                                          =========         ===
Nashville, TN
-------------------------------
Maryland Farms
 Eastpark 1                          O           1978        29,797         100      Brentwood Music, Volunteer
                                                                                     Credit Corporation
 Eastpark 2                          O           1978        85,516         100      PMT Services, Inc.
 Eastpark 3                          O           1978        77,480         100      N/A
 Harpeth II                          O           1984        78,220         100      N/A
 Harpeth III                         O           1987        78,989         100      Alcoa Fujikura Ltd.
 Harpeth IV                          O           1989        77,694         100      USF&G, L.M. Berry Co.
 Highwoods Plaza I                   O           1996       102,593         100      TCS Management Group, Inc.
 Highwoods Plaza II                  O           1997       102,052         100      TCS Management Group, Inc.,
                                                                                     Windy Hill Pet Food Co.
 EMI/Sparrow                         O           1982        59,656         100      EMI Christian Music Group
 5310 Maryland Way                   O           1994        76,615         100      Bell South
Grassmere
 Grassmere I                         S           1984        87,902         100      Contel Cellular of Nashville, Inc.
 Grassmere II                        S           1985       145,092          90      N/A
 Grassmere III                       S           1990       103,000         100      Harris Graphics Corporation

                                                                          Percent
                                                                        Occupied at         Tenants Leasing 25% or More
                                 Building      Year        Rentable    December 31,          of Rentable Square Feet at
Property                         Type (1)      Built    Square Feet      1997(13)                December 31, 1997
------------------------------- ---------- ------------ ------------- -------------- -----------------------------------------
Other Nashville Properties
 Century City Plaza I                O           1987        56,161          96%     N/A
 Lakeview                            O           1986        99,722         100      The Kroger Co.
 3401 Westend                        O           1982       255,137          99      N/A
 BNA                                 O           1985       234,198          98      N/A
 100 Winner's Circle                 O           1987        71,661         100      American Color Graphics, McDonald's
                                                          ---------         ---
Total or Weighted Average                                 1,821,485          98%
                                                          =========         ===
Orlando, FL
-------------------------------
 Metrowest I                         O           1988       102,019         100      Hilton Grand Vacation Co.
 Southwest Corporate Center          O           1984        98,777         100      Walt Disney World Co.
 Campus Crusade                      O           1990       165,000         100      Campus Crusade For Christ
 ACP-W                               O      1966-1992       315,515          85      AT&T
 Corporate Square (8)                O           1971        46,915          96      L.J. Norarse, Valencia Community College
 Executive Point Towers              O           1978       123,038          87      AT&T
 Lakeview Office Park                O           1975       212,443          91      N/A
 2699 Lee Road (9)                   O           1974        86,464          97      N/A
 One Winter Park                     O           1982        62,564          97      N/A
 The Palladium                       O           1988        72,278         100      Westinghouse Electric
 201 Pine Street                     O           1980       241,601          95      N/A
 Premiere Point North                O           1983        47,871          96      Muscato Corporation
 Premiere Point South                O           1983        47,581          95      N/A
 Shoppes Of Interlachen              O           1987        49,705          89      N/A
 Signature Plaza                     O           1986       272,931          83      N/A
 Skyline Plaza                       O           1985        45,446          98      Hubbard Construction Co.
                                                          ---------         ---
Total or Weighted Average                                 1,990,148          92%
                                                          =========         ===
Jacksonville, FL
-------------------------------
 Towermarc Plaza                     O           1991        50,624         100      Aetna Casualty
 Belfort Park I                      O           1988        63,925          92      Acr Systems, Inc.
 Belfort Park II                     O           1988        56,633          90      Media One
 Belfort Park III                    O           1988        84,294          89      Xomed, Inc.
 Cigna Building                      O           1972        39,078          74      Insurance Co. of North America
 Harry James Building                O           1982        31,056         100      Aon
 Independent Square                  O           1975       639,358          89      N/A
 Three Oaks Plaza                    O           1972       257,028          95      N/A
 Reflections                         O           1985       114,992          96      N/A
 Southpoint Office Building          O           1980        56,836          92      N/A
 100 West Bay Street Building        O           1964        71,315          74      Life Of The South Insurance
                                                          ---------         ---
Total or Weighted Average                                 1,465,139          90%
                                                          =========         ===
Charlotte, NC
-------------------------------
Steele Creek Park
 Building A                          I           1989        42,500         100      Comer MFG
 Building B                          I           1985        15,031         100      Pumps Parts & Services
 Building E                          I           1985        38,697         100      Bradman-Lake, Inc., Atlas Die, Inc.
 Building G-1                        I           1989        22,500          44      Safewaste Corporation
 Building H                          I           1987        53,614          64      Sugravo Rallis Engraving, Inc.
 Building K                          I           1985        19,400         100      Queen City Plastics, Inc.
Highwoods/Forsyth
Business Park
 4101 Stuart Andrew Blvd.            S           1984        11,573         100      N/A
 4105 Stuart Andrew Blvd.            S           1984         4,340         100      Re-Directions, Inc., Daltile,
                                                                                     G & E Engineering
 4109 Stuart Andrew Blvd.            S           1984        14,783         100      N/A
 4201 Stuart Andrew Blvd.            S           1982        19,004         100      Medstaff Contract Nursing
 4205 Stuart Andrew Blvd.            S           1982        23,042         100      Sunbelt Video, Inc.
 4209 Stuart Andrew Blvd.            S           1982        15,578         100      N/A
 4215 Stuart Andrew Blvd.            S           1982        23,372          98      Rodan, Inc.
 4301 Stuart Andrew Blvd.            S           1982        38,662          99      Circle K
 4321 Stuart Andrew Blvd.            S           1982        12,018          83      Dilan
Parkway Plaza
 Building 1                          O           1982        57,584          99      BASF Corporation
 Building 2                          O           1983        87,314          70      N/A
 Building 3                          O           1984        81,821          93      N/A
 Building 6 (10)                     O           1996        40,708         100      Hewlett-Packard
 Building 7 (11)                     O           1985        60,722         100      Barclays American Mortgage
 Building 8 (11)                     O           1986        40,615         100      Barclays American Mortgage
 Building 9 (11)                     I           1984       110,000         100      BB&T

                                                                  Percent
                                                                Occupied at            Tenants Leasing 25% or More
                              Building    Year     Rentable    December 31,            of Rentable Square Feet at
Property                      Type (1)   Built  Square Feet      1997(13)                   December 31, 1997
---------------------------- ---------- ------- ------------- -------------- ----------------------------------------------
Oakhill Business Park
 Twin Oaks                        O      1985        97,115          88%     Springs Industries, Inc.
 Water Oak                        O      1985        95,636          97      N/A
 Scarlet Oak                      O      1982        76,584          87      Krueger Ringier, Inc.
 English Oak                      O      1984        54,865         100      The Employers Association of
                                                                             the Carolinas
 Willow Oak                       O      1982        36,560           0      N/A
 Laurel Oak                       O      1984        34,536         100      Paramount Parks Inc.,
                                                                             Woolpert Consultants, AG
 Live Oak                         O      1989        82,431          97      CHF Industries
Other Charlotte Properties
 First Citizens                   O      1989        57,171          64      N/A
 Pinebrook                        O      1986        60,814          95      Keycorp Corporate Real Estate
                                                  ---------         ---
Total or Weighted Average                         1,428,590          89%
                                                  =========         ===
Richmond, VA
----------------------------
Innsbrook Office Center
 Liberty Mutual                   O      1990        57,915         100      Capital One, Liberty Mutual
 Markel American                  O      1988        38,867          91      Mark IV Realty Corporation
 Proctor-Silex                    O      1986        58,366         100      Proctor-Silex, Inc.
 Vantage Place I                  O      1987        13,584         100      Rountrey and Associates, Spencer Printing Co.
 Vantage Place II                 O      1987        14,822         100      Government Entities
 Vantage Place III                O      1988        14,389         100      Broughton Systems, Inc.
 Vantage Place IV                 O      1988        13,441          35      Cemetary Mgmt.
 Vantage Point                    O      1990        64,898          86      EDS, Nationwide Insurance
 Innsbrook Tech I                 S      1991        18,350          89      Air Specialists of VA
 DEQ Technology Center            O      1991        53,554          93      FirstHealth, Dept. of Environmental Quality
 DEQ Office                       O      1991        70,423         100      Circuit City
 Aetna                            O      1989        99,209          97      N/A
 Highwoods One                    O      1996       124,375         100      Amtec Technologies, Dynex Capital
Technology Park
 Virginia Center                  O      1985       119,672          90      N/A
Other Richmond Properties
 Westshore I                      O      1995        18,775         100      Snyder Hunt Corporation
 Westshore II                     O      1995        27,714         100      Hewlett-Packard
 Westshore III                    O      1997        56,500          56      K-Line America,Inc.
 Shockoe Alleghany                O      1996       118,518         100      The Martin Agency, Inc.
   Warehouse
 Airport Center 1                 I      1997       141,613         100      Federal Express, Stone
                                                                             Container Corporation
 The Richfood Building            O      1997        75,618          80      N/A
 Grove Park                       O      1997        61,258          10      N/A
 East Cary Street                 O      1987        16,865          66      Butler, Macon Et. Al.
                                                  ---------         ---
Total or Weighted Average                         1,278,726          89%
                                                  =========         ===
Greenville, SC
----------------------------
Brookfield Corporate
Center
 Brookfield-Jacobs-Sirrine        O      1990       228,345         100      Jacobs-Sirrine Engineers, Inc.
 Brookfield Plaza                 O      1987       117,982          94      CSC Continuum, Inc.
 Brookfield-YMCA                  S      1990        15,500          46      Kids & Company at Pelham
                                                                             Falls, Inc.
Patewood Plaza Office Park
 Patewood Business Center         S      1983       103,302          92      N/A
 Patewood V                       O      1990       100,187         100      Bell Atlantic Mobile Systems,
                                                                             Inc., PYA/Monarch, Inc.
 Patewood IV                      O      1989        61,649         100      MCI
 Patewood III                     O      1989        61,539          94      MCI
 Patewood I                       O      1985        57,136         100      Metropolitan Life Ins. Co
 Patewood II                      O      1987        60,168          79      Coats & Clark, Inc.
Other Greenville Properties
 NationsBank Plaza (12)           O      1973       195,833          79      N/A
                                                  ---------         ---
Total or Weighted Average                         1,001,641          91%
                                                  =========         ===
Memphis, TN
----------------------------
Southwind
 Office Center "A"                O      1991        62,179         100      Promus Hotels, Inc.
 Office Center "B"                O      1990        61,860          64      N/A
 Highwoods Office Center          O      1997        69,023          66      Check Solutions

                                                                     Percent
                                                                   Occupied at      Tenants Leasing 25% or More
                                 Building    Year     Rentable    December 31,      of Rentable Square Feet at
Property                         Type (1)   Built  Square Feet      1997(13)             December 31, 1997
------------------------------- ---------- ------- ------------- -------------- ----------------------------------
Other Memphis Properties
 Atrium I                            O      1984        42,124         100%     Baptist Memorial Health Care
 Atrium II                           O      1984        42,099         100      Mueller Streamline Co.
 International Place Phase II        O      1988       208,014          94      International Paper Company
 Kirby Centre                        O      1984        32,007         100      Financial Federal Savings Bank,
                                                                                Union Central Life
                                                                                Insurance Co.
 Medical Properties, Inc.            O      1988        18,079         100      Health Tech Affiliates, Inc.
 Centrum Building                    O      1979        71,164          96      NationsBank
                                                    ----------         ---
Total or Weighted Average                              606,549          90%
                                                    ==========         ===
Baltimore
-------------------------------
 9690 Deereco Road                   O      1989       132,835          99      N/A
 375 West Padonia Road (The          O      1986       100,800          99      N/A
   Atrium)
 Business Center at Owings           O      1989        43,753          99      N/A
   Mills 7
 Business Center at Owings           O      1989        39,195          99      N/A
   Mills 8
 Business Center at Owings           O      1988        47,851          99      N/A
                                                    ----------         ---
   Mills 9
                                                       364,434          99%
                                                    ==========         ===
Columbia, SC
-------------------------------
Fontaine Business Center
 Fontaine I                          O      1985        98,100          99      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine II                         O      1987        72,468         100      Blue Cross and Blue Shield of
                                                                                S.C.
 Fontaine III                        O      1988        57,888         100      Companion Health Care Corporation
 Fontaine V                          O      1990        21,107         100      Roche Biomedical
                                                                                Laboratories, Inc.
Other Columbia Properties
 Center Point I                      O      1988        72,565          93      Sedgewick James of South
                                                                                Carolina, Inc., Alltel Mobile
                                                                                Communication
 Center Point II                     O      1996        81,466          46      Bell South
 Center Point V                      O      1997        20,144          63      DS Atlantic Corporation,
                                                    ----------         ---
                                                                                Hewlett Packard
Total or Weighted Average                              423,738          86%
                                                    ==========         ===
Tallahassee
-------------------------------
 Blair Stone Building                O      1994       244,676         100%     State of Florida
                                                    ==========         ===
Norfolk, VA
-------------------------------
 Battlefield I                       S      1987        97,633         100      Kasei Memory Products, Inc.
 Greenbrier Business Center          O      1984        81,194         100      Canon Computer Systems,
                                                                                Inc., Roche Biomedical
                                                                                Laboratories, Inc.
 Riverside Plaza                     O      1988        87,030          93      First Hospital Corporation
                                                    ----------         ---
Total or Weighted Average                              265,857          98%
                                                    ==========         ===
Birmingham, AL
-------------------------------
 Grandview I                         O      1989       115,289         100%     N/A
                                                    ==========         ===
Asheville, NC
-------------------------------
 Ridgefield 300                      O      1989        63,500         100      N/A
 Ridgefield 200                      S      1987        60,677         100      Medical Business Resource
                                                    ----------         ---
Total or Weighted Average                              124,177         100%
                                                    ==========         ===
Ft Myers
-------------------------------
 Sunrise Office Center               O      1974        51,831          67%     N/A
                                                    ==========         ===      ==================================
Total or Weighted Average
 of All Properties                                  30,720,854          94%
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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 19, 1998.



                           HIGHWOODS PROPERTIES, INC.


                           By: /s/   CARMAN J. LIUZZO
                              -------------------------------------
                                     Carman J. Liuzzo, Vice President
                                                  and
                                     Chief Financial Officer