Form 10-Q
period 1998-06-30
HIGHWOODS PROPERTIES INC
filed 1998-08-14
CIK 921082

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998


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

                               ----------------
     The Company has only one class of common stock, par value $.01 per share, with 58,705,087 shares outstanding as of August 10, 1998.



================================================================================

                           HIGHWOODS PROPERTIES, INC.


              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1998


                               TABLE OF CONTENTS



                                                                                               Page
                                                                                              -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                               3
             Consolidated balance sheets of Highwoods Properties, Inc. as of June 30, 1998
             and December 31, 1997                                                              4
             Consolidated statements of income of Highwoods Properties, Inc. for the three
             and six month periods ended June 30, 1998 and 1997                                 5
             Consolidated statements of cash flows of Highwoods Properties, Inc. for the
             six month periods ended June 30, 1998 and 1997                                     6
             Notes to the consolidated financial statements of Highwoods Properties, Inc.       8
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                        10
             Results of Operations                                                             10
             Liquidity and Capital Resources                                                   11
             Recent Developments                                                               14
             Funds From Operations and Cash Available for Distributions                        15
             Disclosure Regarding Forward-Looking Statements                                   16
             Property Information                                                              17
             Inflation                                                                         21
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                                 22
Item 2.      Changes in Securities and Use of Proceeds                                         22
Item 3.      Defaults Upon Senior Securities                                                   22
Item 4.      Submission of Matters to a Vote of Security Holders                               22
Item 5.      Other Information                                                                 22
Item 6.      Exhibits and Reports on Form 8-K                                                  22

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

                           HIGHWOODS PROPERTIES, INC.


                          Consolidated Balance Sheets


                    (in thousands except per share amounts)



                                                                             June 30,
                                                                               1998         December 31, 1997
                                                                          --------------   ------------------
                                                                            (Unaudited)
Assets
Real estate assets, at cost:
  Land and improvements ...............................................     $  466,881         $  344,315
  Buildings and tenant improvements ...................................      2,748,809          2,194,641
  Development in process ..............................................        138,818             95,387
  Land held for development ...........................................        104,893             64,454
  Furniture, fixtures and equipment ...................................          4,457              3,362
                                                                            ----------         ----------
                                                                             3,463,858          2,702,159
  Less -- accumulated depreciation ....................................       (122,414)           (87,505)
                                                                            ----------         ----------
  Net real estate assets ..............................................      3,341,444          2,614,654
Cash and cash equivalents .............................................          7,035             10,146
Restricted cash .......................................................         11,723              9,341
Accounts receivable ...................................................         21,009             17,701
Advances to related parties ...........................................         11,413              9,072
Accrued straight line rents receivable ................................         19,205             13,033
Other assets:
  Deferred leasing costs ..............................................         31,060             21,688
  Deferred financing costs ............................................         30,279             22,294
  Prepaid expenses and other ..........................................         13,589             17,607
                                                                            ----------         ----------
                                                                                74,928             61,589
  Less -- accumulated amortization ....................................        (17,833)           (13,230)
                                                                            ----------         ----------
                                                                                57,095             48,359
                                                                            ----------         ----------
                                                                            $3,468,924         $2,722,306
                                                                            ==========         ==========
Liabilities and stockholders' equity
Mortgages and notes payable ...........................................     $1,408,700         $  978,558
Accounts payable, accrued expenses and other liabilities ..............         69,164             55,121
                                                                            ----------         ----------
  Total liabilities ...................................................      1,477,864          1,033,679
Minority interest .....................................................        295,422            287,186
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference $1,000 per share), 125,000 shares issued
   and outstanding at June 30, 1998 and December 31, 1997 .............        125,000            125,000
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share), 6,900,000 shares issued and
   outstanding at June 30, 1998 and December 31, 1997 .................        172,500            172,500
  8% Series D Cumulative Redeemable Preferred Shares
  (liquidation preference $250 per share), 400,000 shares and 0 shares issued and outstanding at June 30, 1998 and December 31, 1997,
   respectively .......................................................        100,000                 --
Common stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 52,942,747 at June 30, 1998 and 46,838,600 at
  December 31, 1997 ...................................................            529                468
Additional paid-in capital ............................................      1,332,853          1,132,100
Distributions in excess of net income .................................        (35,244)           (28,627)
                                                                            ----------         ----------
  Total stockholders' equity ..........................................      1,695,638          1,401,441
                                                                            ----------         ----------
                                                                            $3,468,924         $2,722,306
                                                                            ==========         ==========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                       Consolidated Statements of Income


             (unaudited and in thousands except per share amounts)



                                                                            Three Months Ended          Six Months Ended
                                                                                 June 30,                   June 30,
                                                                         ------------------------   -------------------------
                                                                             1998         1997          1998          1997
                                                                         -----------   ----------   -----------   -----------
Revenue:
  Rental property ....................................................    $113,079      $ 59,423     $ 213,410     $115,478
  Interest and other income ..........................................       2,562         1,815         4,719        4,081
                                                                          --------      --------     ---------     --------
                                                                           115,641        61,238       218,129      119,559
Operating expenses:
  Rental property ....................................................      35,827        16,246        65,555       31,588
  Depreciation and amortization ......................................      20,340        10,590        37,501       19,900
  Interest expense:
   Contractual .......................................................      17,221        11,056        34,383       22,516
   Amortization of deferred financing costs ..........................         616           547         1,232        1,122
                                                                          --------      --------     ---------     --------
                                                                            17,837        11,603        35,615       23,638
  General and administrative .........................................       4,386         2,204         8,170        4,284
                                                                          --------      --------     ---------     --------
   Income before minority interest and
    extraordinary item ...............................................      37,251        20,595        71,288       40,149
Minority interest ....................................................      (6,266)       (3,295)      (11,874)      (6,424)
                                                                          --------      --------     ---------     --------
  Income before extraordinary item ...................................      30,985        17,300        59,414       33,725
Extraordinary item -- loss on early
  extinguishment of debt .............................................          --            --           (46)      (3,337)
                                                                          --------      --------     ---------     --------
  Net income .........................................................      30,985        17,300        59,368       30,388
Dividends on Preferred Stock .........................................      (7,656)       (2,695)      (13,801)      (4,102)
                                                                          --------      --------     ---------     --------
  Net income available for common stockholders .......................    $ 23,329      $ 14,605     $  45,567     $ 26,286
                                                                          ========      ========     =========     ========
Net income per common share -- Basic:
  Income before extraordinary item ...................................    $   0.45      $   0.41     $    0.90     $   0.84
  Extraordinary item -- loss on early extinguishment of debt .........          --            --            --        (0.10)
                                                                          --------      --------     ---------     --------
  Net income .........................................................    $   0.45      $   0.41     $    0.90     $   0.74
                                                                          ========      ========     =========     ========
  Weighted average shares outstanding -- Basic .......................      52,359        35,824        50,714       35,375
                                                                          ========      ========     =========     ========
Net income per common share -- Diluted:
  Income before extraordinary item ...................................    $   0.44      $   0.40     $    0.89     $   0.83
  Extraordinary item loss on early extinguishment of debt ............          --            --            --        (0.09)
                                                                          --------      --------     ---------     --------
  Net income .........................................................    $   0.44      $   0.40     $    0.89     $   0.74
                                                                          ========      ========     =========     ========
  Weighted average shares outstanding -- Diluted .....................      52,751        36,090        51,221       35,755
                                                                          ========      ========     =========     ========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                     Consolidated Statements of Cash Flows


                          (unaudited and in thousands)



                                                                                  Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                                 1998           1997
                                                                            -------------   ------------
Operating activities:
Net income ..............................................................    $   59,368      $   30,388
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .........................................        37,501          21,022
  Minority interest in income ...........................................        11,874           5,788
  Loss on early extinguishment of debt ..................................            46           3,973
  Changes in operating assets and liabilities ...........................         1,656          (6,364)
                                                                             ----------      ----------
   Net cash provided by operating activities ............................       110,445          54,807
                                                                             ----------      ----------
Investing activities:
Additions to real estate assets .........................................      (647,142)        (85,097)
Cash paid in exchange for partnership net assets ........................       (20,601)         (5,081)
Advances to subsidiaries and related parties ............................        (2,341)             --
Other ...................................................................        (8,441)         (7,847)
                                                                             ----------      ----------
   Net cash used in investing activities ................................      (678,525)        (98,025)
                                                                             ----------      ----------
Financing activities:
Distributions paid on Common Stock and Common Units .....................       (62,158)        (39,389)
Dividends paid on Preferred Stock .......................................       (13,801)         (1,407)
Payments of prepayment penalties ........................................           (46)         (3,973)
Borrowings on mortgages and notes payable ...............................       521,941         124,000
Repayment of mortgages and notes payable ................................      (118,120)       (161,637)
Borrowings on Revolving Loans ...........................................       535,000              --
Payments on Revolving Loans .............................................      (582,500)             --
Net proceeds from the sale of Common Stock ..............................       193,761           1,815
Net proceeds from the sale of 8 5/8% Series A Cumulative Redeemable
  Preferred Shares ......................................................            --         121,804
Net proceeds from the sale of 8% Series D Cumulative Redeemable Preferred
  Shares ................................................................        96,842              --
Net change in deferred financing costs ..................................        (5,950)           (161)
                                                                             ----------      ----------
   Net cash provided by financing activities ............................       564,969          41,052
                                                                             ----------      ----------
Net decrease in cash and cash equivalents ...............................        (3,111)         (2,166)
Cash and cash equivalents at beginning of the period ....................        10,146          11,070
                                                                             ----------      ----------
Cash and cash equivalents at end of the period ..........................    $    7,035      $    8,904
                                                                             ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest ..................................................    $   36,277      $   23,189
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

                           HIGHWOODS PROPERTIES, INC.


                     Consolidated Statements of Cash Flows


                          (unaudited and in thousands)


Supplemental disclosure of non-cash investing and financing activities

     The following summarizes the net assets contributed by the Common Unit holders of the Highwoods Realty Limited Partnership (the "Operating Partnership") or acquired subject to mortgage notes payable:



                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                   1998          1997
                                                ----------   -----------
Assets:
Rental property and equipment, net ..........    $93,979      $214,497
Liabilities:
Mortgages and notes payable assumed .........    $73,821      $129,270
                                                 -------      --------
   Net assets ...............................    $20,158      $ 85,227
                                                 =======      ========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 June 30, 1998
                                  (Unaudited)

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Highwoods Properties, Inc. (the "Company"), Highwoods Realty Limited Partnership (the "Operating Partnership") and the following subsidiaries:



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

     Emerging Issues Task Forces ("EITF") Issue No. 97-11, Accounting for Internal Cost Relating to Real Estate Property Acquisitions, requires internal acquisition costs related to the purchase of an operating property to be expensed as incurred. The Company's financial statements for the six months ended March 31, 1998 reflect the change, effective March 19, 1998, as required by the EITF, in accounting for acquisition costs. The Company believes the effect of this change on future periods will be immaterial.

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. The Company has reviewed the impact of Year 2000 issues and does not expect year 2000 issues to be material to its business, operations or financial condition.

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


2. DEBT AND EQUITY TRANSACTIONS

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

     With respect to the payment of dividends and amounts upon liquidation, the Series D Preferred Shares will rank pari passu with the Company's 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") and 8% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares") and any other equity securities of the Company the terms of which provide that such equity securities rank on a parity with the Series D Preferred Shares and rank senior to the Common Stock and any other equity securities of the Company that by their terms rank junior to the Series D Preferred Shares. Dividends on the Series D Preferred Shares will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. The Series D Preferred Shares have a liquidation preference of $250 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued and unpaid dividends.

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


Results of Operations

     Three Months Ended June 30, 1998

     Revenues from rental operations increased $53.7 million, or 90%, from $59.4 million for the three months ended June 30, 1997 to $113.1 million for the comparable period in 1998. The increase is primarily a result of the acquisition of 17.4 million square feet of office and industrial properties (net of 400,000 square feet of dispositions) and the completion of 1.7 million square feet of development activity during the last six months of 1997 and the first six months of 1998. The Company's portfolio increased from 21.6 million square feet at June 30, 1997 to 40.7 million square feet at June 30, 1998. Same property revenues, which are the revenues of the 345 in-service properties owned on April 1, 1997, increased 4% for the three months ended June 30, 1998, compared to the same three months of 1997.

     During the three months ended June 30, 1998, 326 leases representing 1.3 million square feet of office and industrial space commenced at an average rate per square foot which was 6.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $800,000, or 44%, from $1.8 million for the three months ended June 30, 1997 to $2.6 million for the comparable period in 1998.

     Rental operating expenses increased $19.6 million, or 121%, from $16.2 million for the three months ended June 30, 1997 to $35.8 million for the comparable period in 1998. The increase, net of dispositions, is a result of the addition of 19.1 million square feet through a combination of acquisitions and developments during the last six months of 1997 and the first six months of 1998. Rental operating expenses as a percentage of related revenues increased from 27.3% for the three months ended June 30, 1997 to 31.7% for the comparable period in 1998. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the three months ended June 30, 1998 and 1997 was $20.3 million and $10.6 million, respectively. The increase of $9.7 million, or 92%, is due to a 90% increase in average depreciable asset balance over the prior year. Interest expense increased $6.2 million, or 53%, from $11.6 million for the three months ended June 30, 1997 to $17.8 million for the comparable period in 1998. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended June 30, 1998 and 1997 included $616,000 and $547,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate protection agreements. General and administrative expenses increased from 3.7% of rental revenue for the three months ended June 30, 1997 to 3.9% for the comparable period in 1998.

     Net income before minority interest and extraordinary item equaled $37.3 million and $20.6 million for the three months ended June 30, 1998 and 1997, respectively. The Company's net income allocated to minority interest totaled $6.3 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively. The Company recorded $7.7 million and $2.7 million in preferred stock dividends for the three months ended June 30, 1998 and 1997, respectively (see " -- Liquidity and Capital Resources" below).

     Six Months Ended June 30, 1998

     Revenue from rental operations increased $97.9 million or 85%, from $115.5 million for the six months of 1997 to $213.4 million for the six months of 1998. The increase is a result of the Company's acquisition and development activity in 1997 and 1998. In total, 120 office and industrial properties encompassing 9.1 million square feet were added in the last six months of 1997 (net of 400,000 square feet of dispositions) and 113 properties encompassing
10.0 million square feet were added in the first six months of 1998. Same property revenues, which are the revenues of the 291 in-service properties (encompassing 17.1 million square feet) owned on January 1, 1997, increased 6% for the six months ended June 30, 1998, compared to the same six months of 1997.

     During the six months ended June 30, 1998, 634 leases representing 2.6 million square feet of office and industrial space commenced at an average rate per square foot which was 7.2% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $600,000 from $4.1 million in 1997 to $4.7 million in 1998. The increase is primarily related to an increase in interest income as the Company maintained a higher cash position.

     Rental operating expenses increased $34.0 million, or 108%, from $31.6 million in 1997 to $65.6 million in 1998. Rental expenses as a percentage of related rental revenues increased from 27.4% in 1997 to 30.7% in 1998. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the six months ended June 30, 1998, and 1997 was $37.5 million and $19.9 million, respectively. The increase of $17.6 million, or 88%, is due to a 93% average increase in depreciable assets. Interest expense increased $12.0 million, or 51%, from $23.6 million in 1997 to $35.6 million in 1998. The increase is attributable to an average increase in outstanding debt related to the Company's acquisition activities. Interest expense for the six months ended June 30, 1998 and 1997 included $1.2 million and $1.1 million, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Company's interest rate protection agreement. General and administrative expenses increased from 3.7% of total rental revenue in 1997 to 3.8% in 1998.

     Net income before minority interest and extraordinary item equaled $71.3 million and $40.1 million for the six-month periods ended June 30, 1998, and 1997, respectively. The Company's net income allocated to the minority interest totaled $11.9 million and $6.4 million for 1998 and 1997, respectively. The Company incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishing of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Company also recorded $13.8 million and $4.1 million in preferred stock dividends for the six months ended June 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

Statement of Cash Flows

     For the six months ended June 30, 1998, cash provided by operating activities increased by $55.6 million, or 101%, to $110.4 million, as compared to $54.8 million for the same period in 1997. The increase is primarily due to the increase in net income resulting from the Company's property acquisitions in 1997 and 1998. Cash used for investing activities increased by $580.5 million, to $678.5 million for the first six months of 1998, as compared to $98.0 million for the same period in 1997. The increase is attributable to the Company's acquisition activity in the first six months of 1998. Cash provided by financing activities increased by $523.9 million to $565.0 million for the first six months of 1998, as compared to $41.1 million for the same period in 1997.

During the first six months of 1998, cash provided by financing activities consisted, primarily, of $703.0 million in net proceeds from the sale of common and preferred stock, the sale by the Operating Partnership of $125 million of MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") and unsecured notes. The cash provided by financing activity was offset by net payments of $118.1 million to reduce existing indebtedness. Additionally, payments of distributions increased by $22.8 million to $62.2 million for the first six months of 1998, as compared with $39.4 million for the same period in 1997. The increase is due to the greater number of shares outstanding and a 6% increase in the distribution rate. Preferred stock dividend payments were $13.8 million for the first six months of 1998, as compared to $1.4 million for the same period in 1997.

Capitalization

     The Company's total indebtedness at June 30, 1998 totaled $1.4 billion and was comprised of $385.3 million of secured indebtedness with a weighted average interest rate of 8.2% and $1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. All of the mortgage and notes payable outstanding at June 30, 1998 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements with the exception of a portion of the Company's $600 million unsecured revolving loan (see below).

     Based on the Company's total market capitalization of $4.1 billion at June 30, 1998, (at the June 30, 1998 stock price of $35.31 and assuming the redemption for shares of Common Stock of the 10,710,000 Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 36% of its total market capitalization.

     The Company and the Operating Partnership completed the following financing activities during the quarter ended June 30, 1998:

   o April 29, 1998 Common Stock Offering. On April 29, 1998, the Company sold 1,080,443 shares of Common Stock in an underwritten public offering for net proceeds of approximately $34.6 million.

   o Series D Preferred Offering. On April 23, 1998, the Company sold
     4,000,000 Depositary Shares, each representing 1/10 of a share of the Company's Series D Preferred Shares, for net proceeds of approximately $96.7 million. Dividends on the Series D Preferred Shares represented by the Depositary Shares will be cumulative from the date of original issuance and will be payable quarterly on or about the last day of January, April, July and October of each year, commencing July 31, 1998, at the rate of 8% of the liquidation preference per annum (equivalent to $2.00 per annum per Depositary Share). The Series D Preferred Shares and the Depositary Shares representing such Series D Preferred Shares are not redeemable prior to April 23, 2003. The Series D Preferred Shares are thereafter subject to redemption by the Company, in whole or in part, at a redemption price of $250 per share (equivalent to $25 per Depositary Share), plus accrued and unpaid dividends, if any, thereon. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital stock of the Company, which may include other series of preferred stock, and from no other source.

        With respect to the payment of dividends and amounts upon liquidation, the Series D Preferred Shares will rank pari passu with the Company's Series A Preferred Shares and Series B Preferred Shares and any other equity securities of the Company the terms of which provide that such equity securities rank on a parity with the Series D Preferred Shares and rank senior to the Common Stock and any other equity securities of the Company that by their terms rank junior to the Series D Preferred Shares. Dividends on the Series D Preferred Shares will accrue whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared. The Series D Preferred Shares have a liquidation preference of $250 per share (equivalent to $25 per Depositary Share), plus an amount equal to any accrued and unpaid dividends.

   o April 1998 Debt Offering. On April 20, 1998, the Operating Partnership sold $200 million 2018 Notes in an underwritten public offering for net proceeds of approximately $197.4 million. Interest on the 2018 Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998.

   o April 21, 1998 Common Stock Offering. On April 21, 1998, the Company sold 441,176 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

     To protect the Company from increases in interest expense due to changes in the variable rate, the Company: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.25% with respect to $80 million of its $600 million unsecured revolving loan (the "Revolving Loan") excluding the effect of changes in the Company's credit risk, under which the Company had $267 million outstanding at June 30, 1998, and (ii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with $21 million of variable rate mortgages. For a discussion of the Company's Revolving Loan, see " -- Recent Developments." The interest rate on all such variable rate debt is adjusted at monthly intervals, subject to the Company's interest rate protection program. No payments were recieved from the counterparties under the interest rate protection agreement for the six months ended June 30, 1998 and 1997. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rates under the Revolving Loans and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.

     In anticipation of future debt offerings, the Company has entered into four forward treasury lock agreements as described below:



 Notional Amounts
  (in millions)       Fixed Rate (1)     Termination Date
------------------   ----------------   -----------------
       $  50                5.6%              9/98
       $ 100                5.5%              10/98
       $  50                5.7%              1/99
       $ 100                5.7%              6/99

----------
(1) Rate is a combination of the treasury rate plus forward premium.

Current and Future Cash Needs

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Except for an $8 million renovation of the common areas of a 639,000-square foot property acquired from Associated Capital Properties, Inc., the Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Revolving Loan. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company and Operating Partnership. In addition, the Company anticipates utilizing the Revolving Loan primarily to fund construction and development activities. The Company does not intend to reserve funds to retire existing mortgage indebtedness or indebtedness under the Revolving Loan upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

Distributions to Stockholders

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


Recent Developments

     J.C. Nichols Transaction. On July 13, 1998, the Company completed its previously reported merger (the "J.C. Nichols Transaction") with J.C. Nichols Company, a Missouri real estate operating company ("J.C. Nichols"), pursuant to a merger agreement dated as of December 22, 1997 (as amended on April 29, 1998, the "Merger Agreement"). Prior to consummation of the J.C. Nichols Transaction, J.C. Nichols had been subject to the information requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, filed reports and other information with the Securities and Exchange Commission.

     As a result of the J.C. Nichols Transaction, the Company acquired ownership of or an ownership interest in 79 office, industrial and retail properties and 18 multifamily communities in the Kansas City and Des Moines, Iowa metropolitan areas. The following tables set forth certain information about the properties acquired in the Kansas City and Des Moines metropolitan areas as of June 30, 1998:


                            KANSAS CITY PROPERTIES


                    Wholly        Partially                    Weighted Average     Rentable Sq. Ft.
    Type of          Owned          Owned          Total           Ownership            or # of         Percent
   Property       Properties     Properties     Properties         Interest              Units          Leased
 Office              24              2             26                  79%         1,459,000             95%
 Industrial          13             --             13                 100%           337,000             75%
 Retail              18             --             18                 100%         2,443,000             96%
 Multifamily         17             --             17                 100%            1,906 Units        96%

                             DES MOINES PROPERTIES


                    Wholly        Partially                    Weighted Average     Rentable Sq. Ft.
    Type of          Owned          Owned          Total           Ownership            or # of         Percent
   Property       Properties     Properties     Properties         Interest              Units          Leased
 Office              --              21             21                 56%         1,345,000               96%
 Industrial          --               1              1               49.5%         200,000                100%
 Multifamily         --               1              1                 65%             418 Units           98%

Additionally, the Company acquired over 500 acres of land for future development in Kansas City and Des Moines.

     The J.C. Nichols Transaction was valued at approximately $544 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, the incurrence of approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million.

     The properties acquired in the J.C. Nichols Transaction include the Country Club Plaza in Kansas City, of which the Company owns approximately 1.0 million square feet of retail space (encompassing 15 square blocks), approximately 940,000 square feet of office space and 510 apartment units. As of June 30, 1998, the Country Club Plaza was approximately 96% leased. The Country Club Plaza is presently undergoing an expansion and restoration expected to add approximately 800,000 square feet of retail, office and hotel space and 350 apartment units with an estimated cost of approximately $240 million. The Company intends to complete the development in the Country Club Plaza previously planned by J.C. Nichols.

     In connection with the J.C. Nichols Transaction, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with Kessinger/Hunter & Company, Inc. ("Kessinger/Hunter") pursuant to which Kessinger/ Hunter manages and leases the office, industrial and retail properties in the greater Kansas City metropolitan area. The Company currently has a 30% ownership interest in the strategic alliance with Kessinger/Hunter and has two additional options to acquire up to a 65% ownership interest in the strategic alliance. The Company has also succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. ("R&R") pursuant to which R&R manages and leases the properties in which the Company has an ownership interest in the

Des Moines area. The Company has an ownership interest of 50% or more (R&R has the remaining ownership interest in all but one of these properties) in each of the properties in the Des Moines area.

     As a result of the J.C. Nichols Transaction, the J.C. Nichols operations have become a division of the Company; Barrett Brady, former president and chief executive officer of J.C. Nichols, has become a senior vice president of the Company responsible for its midwest operations; and approximately 100 employees of J.C. Nichols have joined the Company. In addition, Kay Nichols Callison has joined the Company's board of directors.

     Easton-Babcock Transaction. The Company has terminated its previously reported agreement to acquire The Easton-Babcock Companies, a real estate operating company in Miami, Florida.


     Revolving Loan

     On July 3, 1998, the Company obtained a new $600 million revolving line of credit (the "Revolving Loan") from a group of 14 lender banks. The Revolving Loan was arranged and syndicated by NationsBanc Montgomery Securities LLC. NationsBank is the administrative agent, First Union National Bank is the syndication agent and Wells Fargo Bank is the documentation agent. Other lenders include: Managing Agents -- Bank of America, CommerzBank AG, Wachovia Bank, Centura Bank, and PNC Bank; Co-Agents -- Fleet National Bank, AmSouth Bank, and Dresdner Bank AG; and Participants -- DG Bank, Mellon Bank and Firstrust Savings.

     The Revolving Loan matures in July 2001 and replaces the Company's two existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. At the Operating Partnership's current BBB/Baa2 senior unsecured rating, interest accrues on borrowings at an average interest rate of LIBOR plus 80 basis points and will adjust based on the Company's senior unsecured credit rating within a range of LIBOR plus 65 basis points to LIBOR plus 150 basis points. The Revolving Loan requires monthly payments of interest only with the balance of all principal and accrued but unpaid interest due July 3, 2001. The Revolving Loan also includes a $300 million competitive bid sub-facility.

     The obligations of the Operating Partnership under the Revolving Loan are guaranteed by the Company, its sole general partner, and certain subsidiaries of the Company and the Operating Partnership.


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

     Funds from operations and cash available for distribution for the three and six month periods ended June 30, 1998 and 1997 are summarized in the following table (in thousands):



                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                   -------------------------   -------------------------
                                                                       1998          1997          1998          1997
                                                                   -----------   -----------   ------------   ----------
Funds from Operations:
Income before minority interest and extraordinary item .........    $ 37,251      $ 20,595      $  71,288      $ 40,149
Add (deduct):
  Dividends to preferred shareholders ..........................      (7,656)       (2,695)       (13,801)       (4,102)
  Depreciation and amortization ................................      20,340        10,590         37,501        19,900
                                                                    --------      --------      ---------      --------
   Funds from operations before minority interest ..............      49,935        28,490         94,988        55,947
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents .......................      (2,976)       (1,245)        (6,092)       (2,475)
  Amortization of deferred financing costs .....................         616           547          1,232         1,122
  Non-incremental revenue generating capital expenditures (1):
   Building improvements paid ..................................      (1,678)         (938)        (2,697)       (2,008)
   Second generation tenant improvements paid ..................      (4,868)       (2,076)        (7,304)       (3,447)
   Second generation lease commissions paid ....................      (1,785)       (1,243)        (3,511)       (2,334)
                                                                    --------      --------      ---------      --------
    Cash available for distribution ............................    $ 39,244      $ 23,535      $  76,616      $ 46,805
                                                                    ========      ========      =========      ========
Weighted average common shares/Common Units
outstanding -- Basic (2) .......................................      63,126        42,750         61,370        42,254
                                                                    ========      ========      =========      ========
Weighted average common shares/Common Units
outstanding -- Diluted (2) .....................................      63,518        43,016         61,877        42,634
                                                                    ========      ========      =========      ========
Dividend payout ratio -- Diluted:
  Funds from operations ........................................        64.9%         72.5%          66.4%         73.2%
                                                                    ========      ========      =========      ========
  Cash available for distribution ..............................        82.5%         87.7%          82.4%         87.4%
                                                                    ========      ========      =========      ========

----------
(1) Amounts represent cash expenditures.

(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

     On July 27, 1998, the Company's Board of Directors declared a dividend of $.54 per share ($2.16 on an annualized basis) payable on August 19, 1998 to stockholders of record on August 6, 1998.


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

Property Information

     The following table sets forth certain information with respect to the Company's properties as of June 30, 1998 and 1997:


                           Rentable       Number of     Percent Leased/
June 30, 1998            Square Feet     Properties       Pre-Leased
---------------------   -------------   ------------   ----------------
In-Service:
 Office .............    28,850,000          414             94%
 Industrial .........    11,863,000          180              94
                         ----------          ---              --
   Total ............    40,713,000          594             94%
                         ==========          ===              ==
Under Development:
 Office .............     3,261,000           30             44%
 Industrial .........       705,000            7              43
                         ----------          ---              --
   Total ............     3,966,000           37             44%
                         ==========          ===              ==
Total:
 Office .............    32,111,000          444
 Industrial .........    12,568,000          187
                         ----------          ---
   Total ............    44,679,000          631
                         ==========          ===
June 30, 1997
----------------------
In-Service:
 Office .............    14,439,000          223             94%
 Industrial .........     7,144,000          138              90
                         ----------          ---              --
   Total ............    21,583,000          361             93%
                         ==========          ===              ==
Under Development:
 Office .............     1,780,000           21             38%
 Industrial .........       484,000            5              40
                         ----------          ---              --
   Total ............     2,264,000           26             38%
                         ==========          ===              ==
Total:
 Office .............    16,219,000          244
 Industrial .........     7,628,000          143
                         ----------          ---
   Total ............    23,847,000          387
                         ==========          ===

     The following table sets forth certain information with respect to the Company's properties under development as of June 30, 1998 (dollars in thousands):

                                                                       Budgeted    Cost at     Pre-Leasing    Estimated
              Name                     Location       Square Footage     Cost      6/30/98    Percentage(1)   Completion
-------------------------------- ------------------- ---------------- ---------- ----------- --------------- -----------
Office:
Ridgefield III                   Asheville                  57,000     $  5,500   $  3,716          29%         3Q98
10 Glenlakes                     Atlanta                   254,000       35,100      7,990           0          4Q98
2400 Century Center              Atlanta                   135,000       16,200     11,866         100          3Q98
Automatic Data Processing        Baltimore                 110,000       12,400      8,017         100          3Q98
Highwoods I                      Baltimore                 125,000       13,800      2,530           0          2Q99
Parkway 11                       Charlotte                  22,000        1,800        191           0          1Q99
Parkway 12                       Charlotte                  32,000        2,600        278          41          1Q99
BB & T(2)                        Greenville                 71,000        5,900      3,697         100          3Q98
Patewood VI                      Greenville                107,000       11,400      8,638          78          3Q98
Southwind Building C             Memphis                    74,000        7,700      2,534         100          4Q98
Southwind Building D             Memphis                    64,000        6,800        808           0          3Q99
Caterpillar Financial Center     Nashville                 313,000       54,000      6,830          64          1Q00
Cool Springs I                   Nashville                 153,000       16,800      7,952          17          3Q98
Lakeview Ridge III               Nashville                 131,000       13,100      1,516           0          1Q99
C N A                            Orlando                   180,000       24,400      4,888          95          1Q99
Hard Rock                        Orlando                    63,000        7,000      4,491         100          4Q98
Maitland Preserve                Orlando                    50,000        4,800      1,477           0          4Q98
Concourse Center One             Piedmont Triad             86,000        8,400        739           0          1Q99
Network Construction             Piedmont Triad             13,000          800        394         100          3Q98
3737 Glenwood Ave.               Research Triangle         107,000       16,700        442          56          3Q99
Highwoods Centre                 Research Triangle          76,000        8,300      4,491          82          3Q98
Overlook                         Research Triangle          97,000       10,500      4,336           0          4Q98
Red Oak                          Research Triangle          65,000        6,000      2,558           0          4Q98
Situs II                         Research Triangle          59,000        6,300      3,776          20          4Q98
Eastshore II                     Richmond                   76,000        7,800      1,600           0          4Q98
Highwoods Square                 South Florida              93,000       12,500      2,811           0          4Q98
Intermedia (Sabal) Phase I       Tampa                     120,500       12,500      6,828         100          4Q98
Intermedia (Sabal) Phase II      Tampa                     120,500       13,000        662         100          1Q00
Interstate Corporate Center(2)   Tampa                     309,000       15,600      8,498          26          4Q98
Highwoods Centre                 Virginia Beach             98,000        9,700      1,518           0          4Q98
                                                           -------     --------   --------         ---
Total or Weighted Average                                3,261,000     $367,400   $116,072          44%
                                                         =========     ========   ========         ===
Industrial:
Chastain II & III                Atlanta                   122,000     $  4,700   $  1,848          45%         3Q98
Newpoint III                     Atlanta                    84,000        3,000        931          74          4Q98
Tradeport 1                      Atlanta                    87,000        3,100        405           0          3Q98
Tradeport 2                      Atlanta                    87,000        3,100        405           0          3Q98
Air Park South Warehouse II      Piedmont Triad            136,000        4,200        808           0          4Q98
Air Park South Warehouse VI      Piedmont Triad            189,000        8,000        859         100          1Q99
                                                         ---------     --------   --------         ---
Total or Weighted Average                                  705,000     $ 26,100   $  5,256          43
                                                         ---------     --------   --------         ---
Total or Weighted Average                                3,966,000     $393,500   $121,328          44%
                                                         =========     ========   ========         ===
Summary By Estimated
 Completion Date:
Third Quarter 1998                                       1,018,000     $ 88,200   $ 51,429          56%
Fourth Quarter 1998                                      1,578,500      142,700     50,156          26
First Quarter 1999                                         640,000       58,300      8,471          58
Second Quarter 1999                                        125,000       13,800      2,530           0
Third Quarter 1999                                         171,000       23,500      1,250          35
First Quarter 2000                                         433,500       67,000      7,492          74
                                                         ---------     --------   --------         ---
Total or Weighted Average                                3,966,000     $393,500   $121,328          44%
                                                         =========     ========   ========         ===

----------
(1) Includes letters of intent

(2) Redevelopment Project

     The following tables set forth certain information about the Company's leasing activities for the three months ended June 30, and March 31, 1998 and December 31, and September 30, 1997.



                                                                      Office Leasing Statistics
                                                                         Three Months Ended
                                        -------------------------------------------------------------------------------------
                                            6/30/98          3/31/98         12/31/97          9/30/97       Weighted Average
                                        --------------   --------------   --------------   --------------   -----------------
Net Effective Rents Related to
  Re-Leased Space:
Number of lease transactions
  (signed leases)                                285              242              158              111               199
Rentable square footage leased             1,099,805          966,990          772,149          374,084           803,257
Average per rentable square foot
  over the lease term:
   Base rent                              $   15.53        $   15.54        $   15.91        $   16.20         $   15.80
   Tenant improvements                        ( 1.00)          ( 0.70)          ( 1.16)          ( 1.21)           ( 1.02)
   Leasing commissions                        ( 0.27)          ( 0.30)          ( 0.32)          ( 0.35)           ( 0.31)
   Rent concessions                           ( 0.03)          ( 0.03)          ( 0.02)          ( 0.01)           ( 0.02)
                                          ----------       ----------       ----------       ----------        ----------
   Effective rent                         $   14.23        $   14.51        $   14.41        $   14.63         $   14.45
   Expense stop(1)                            ( 4.22)          ( 4.35)          ( 3.73)          ( 3.87)           ( 4.04)
                                          ----------       ----------       ----------       ----------        ----------
   Equivalent effective net rent          $   10.01        $   10.16        $   10.68        $   10.76         $   10.41
                                          ==========       ==========       ==========       ==========        ==========
Average term in years                              5                5                4                4                 5
                                          ==========       ==========       ==========       ==========        ==========
Capital Expenditures Related to
  Re-leased Space:
Tenant Improvements:
  Total dollars committed under
   signed leases                          $5,849,409       $3,717,938       $3,784,078       $1,779,700        $3,782,781
  Rentable square feet                     1,099,805          966,990          772,149          374,084           803,257
                                          ----------       ----------       ----------       ----------        ----------
  Per rentable square foot                $    5.32        $    3.84        $    4.90        $    4.76         $    4.71
                                          ==========       ==========       ==========       ==========        ==========
Leasing Commissions:
  Total dollars committed under
   signed leases                          $1,356,002       $1,349,444       $1,041,790       $  514,998        $1,065,559
  Rentable square feet                     1,099,805          966,990          772,149          374,084           803,257
                                          ----------       ----------       ----------       ----------        ----------
  Per rentable square foot                $    1.23        $    1.40        $    1.35        $    1.38         $    1.33
                                          ==========       ==========       ==========       ==========        ==========
Total:
  Total dollars committed under
   signed leases                          $7,205,411       $5,067,382       $4,825,868       $2,294,698        $4,848,340
  Rentable square feet                     1,099,805          966,990          772,149          374,084           803,257
                                          ----------       ----------       ----------       ----------        ----------
  Per rentable square foot                $    6.55        $    5.24        $    6.25        $    6.13         $    6.04
                                          ==========       ==========       ==========       ==========        ==========
Rental Rate Trends:
Average final rate with expense
  pass throughs                           $   13.91        $   13.56        $   13.23        $   14.59         $   13.82
Average first year cash rental rate       $   14.87        $   14.65        $   14.04        $   15.60         $   14.79
                                          ----------       ----------       ----------       ----------        ----------
Percentage increase                             6.90%            8.04%            6.12%            6.92%             7.02%
                                          ==========       ==========       ==========       ==========        ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Company will not be reimbursed by the tenants.

                                                                         Industrial Leasing Statistics
                                                                          ------------------------------
                                                                              Three Months Ended
                                                 -----------------------------------------------------------------------------
                                                    6/30/98        3/31/98       12/31/97        9/30/97      Weighted Average
                                                 ------------   ------------   ------------   ------------   -----------------
Net Effective Rents Related to Re-Leased
 Space:
Number of lease transactions (signed leases)             41             66             56             64               57
Rentable square footage leased                      194,014        308,787        464,733        363,408          332,736
Average per rentable square foot over the
 lease term:
   Base rent                                       $  6.99        $  6.35        $  4.35        $  7.13          $  6.21
   Tenant improvements                                (0.29)         (0.38)         (0.12)         (0.35)           (0.29)
   Leasing commissions                                (0.19)         (0.15)         (0.08)         (0.17)           (0.15)
   Rent concessions                                $     --       $     --       $     --       $  (0.02)        $  (0.01)
                                                   --------       --------       --------       --------         --------
   Effective rent                                  $  6.51        $  5.82        $  4.15        $  6.59          $  5.76
   Expense stop(1)                                    (0.52)         (0.43)         (0.30)         (0.25)           (0.38)
                                                   --------       --------       --------       --------         --------
   Equivalent effective net rent                   $  5.99        $  5.39        $  3.85        $  6.34          $  5.38
                                                   --------       --------       --------       --------         --------
 Average term in years                                    3              3              3              4                3
                                                   ========       ========       ========       ========         ========
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under signed
   leases                                          $239,348       $533,334       $157,152       $454,630         $346,116
 Rentable square feet                               194,014        308,787        464,733        363,408          332,736
                                                   --------       --------       --------       --------         --------
 Per rentable square foot                          $  1.23        $  1.73        $  0.34        $  1.25          $  1.04
                                                   ========       ========       ========       ========         ========
Leasing Commissions:
 Total dollars committed under signed
   leases                                          $130,243       $153,967       $108,899       $218,614         $152,931
 Rentable square feet                               194,014        308,787        464,733        363,408          332,736
                                                   --------       --------       --------       --------         --------
 Per rentable square foot                          $  0.67        $  0.50        $  0.23        $  0.60          $   .46
                                                   ========       ========       ========       ========         ========
Total:
 Total dollars committed under signed
   leases                                          $369,591       $687,301       $266,051       $673,244         $499,047
 Rentable square feet                               194,014        308,787        464,733        363,408          332,736
                                                   --------       --------       --------       --------         --------
 Per rentable square foot                          $  1.90        $  2.23        $  0.57        $  1.85          $  1.50
                                                   ========       ========       ========       ========         ========
Rental Rate Trends:
Average final rate with expense pass
 throughs                                          $  6.09        $  5.77        $  4.31        $  6.40          $  5.64
Average first year cash rental rate                $  6.50        $  6.09        $  4.32        $  7.12          $  6.01
                                                   --------       --------       --------       --------         --------
Percentage increase                                    6.73%          5.55%          0.23%         11.25%            6.56%
                                                   ========       ========       ========       ========         ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Company will not be reimbursed by the tenants.

     The following tables set forth scheduled lease expirations for executed leases as of June 30, 1998 assuming no tenant exercises renewal options.

Office Properties:

                                                                                         Average
                                                                        Annual Rents      Annual         Percentage of
                                     Total          Percentage of           Under       Rental Rate      Leased Rents
       Year of                      Rentable    Leased Square Footage     Expiring       Per Square       Represented
        Lease         Number of   Square Feet       Represented by       Leases (1)       Foot for        by Expiring
     Expiration         Leases      Expiring       Expiring Leases     (in thousands)  Expirations (1)      Leases
-------------------- ----------- ------------- ----------------------- -------------- ----------------- --------------
 Remainder of 1998        596      2,561,000              9.6%            $ 38,735        $  15.12             9.4%
        1999              761      3,965,000             14.8               57,695           14.55            14.1
        2000              774      3,908,000             14.6               61,566           15.75            15.0
        2001              596      3,754,000             14.0               59,629           15.88            14.6
        2002              513      3,684,000             13.7               57,527           15.62            14.0
        2003              286      2,369,000              8.8               36,433           15.38             8.9
        2004               80      1,367,000              5.1               21,380           15.64             5.2
        2005               58      1,048,000              3.9               14,988           14.30             3.7
        2006               42      1,025,000              3.8               15,521           15.14             3.8
        2007               27        846,000              3.2               13,632           16.11             3.3
      Thereafter           58      2,276,000              8.5               32,816           14.42             8.0
                          ---      ---------            -----             --------        --------           -----
  Total or average      3,791     26,803,000            100.0%            $409,922        $  15.29           100.0%
                        =====     ==========            =====             ========        ========           =====

Industrial Properties:

                                                                                            Average
                                                                                            Annual        Percentage of
                                    Total          Percentage of         Annual Rents    Rental Rate      Leased Rents
                                   Rentable    Leased Square Footage    Under Expiring   Per Square        Represented
   Year of Lease     Number of   Square Feet       Represented by         Leases (1)      Foot for         by Expiring
     Expiration        Leases      Expiring       Expiring Leases      (in thousands)   Expirations (1)      Leases
------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
Remainder of 1998       160       1,513,000             13.6%              $ 7,068          $  4.67            13.6%
        1999            178       2,219,000             19.9                11,814             5.32            22.8
        2000            168       2,382,000             21.4                11,039             4.63            21.4
        2001            108       1,498,000             13.5                 6,853             4.57            13.2
        2002             61       1,197,000             10.8                 5,371             4.49            10.3
        2003             33         410,000              3.7                 2,517             6.14             4.8
        2004              9       1,041,000              9.4                 3,859             3.71             7.4
        2005              4          34,000              0.3                   295             8.68             0.6
        2006              3         227,000              2.0                 1,050             4.63             2.0
        2007              4         486,000              4.4                 1,524             3.14             2.9
     Thereafter           2         115,000              1.0                   537             4.67             1.0
                        ---       ---------            -----               -------          -------           -----
 Total or average       730      11,122,000            100.0%              $51,927          $  4.67           100.0%
                        ===      ==========            =====               =======          =======           =====

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- NA
Item 2. Changes in Securities and Use of Proceeds
      (c) On April 17, 1998, the Company issued 1,650 shares of common stock to an individual limited partner in the Operating Partnership upon redemption of such partner's 1,650 Common Units. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act because it was to a single, accredited investor and did not involve a general solicitation by the Company.
Item 3. Defaults Upon Senior Securities -- NA
Item 4. Submission of Matters to a Vote of Security Holders

     On May 14, 1998, the Company held its Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:



Matter                                                For          Against      Broker Non-Vote      Abstain
----------------------------------------------   ------------   ------------   -----------------   ----------
(A) Election of Directors
   John W. Eakin .............................   37,567,622             --                --       3,226,412
   L. Glenn Orr, Jr. .........................   37,593,509             --                --       3,200,525
   Stephen Timko .............................   37,593,729             --                --       3,200,305
   James R. Heistand .........................   37,549,019             --                --       3,245,015
(B) Proposal to amend the Amended and Restated
   1994 Stock Option Plan                        25,876,058      9,548,523         5,258,266       111,187
(C) Proposal to amend the Amended and Restated
   Articles of Incorporation .................   27,673,151      9,690,667         3,241,217       188,999
(D) Ratify appointment of Ernst & Young LLP as
   independent auditors ......................   40,711,219         60,911                --        21,904

Item 5. Other Information

     Pursuant to the Company's bylaws, for any stockholder proposal to be presented in connection with an annual meeting of stockholders, including any proposal relating to the nomination of a director to be elected to the Board of Directors, the stockholder must have given timely written notice thereof in writing to the Secretary of the Company. In order for such notice to be timely, the previous year's annual meeting. With respect to the 1999 annual meeting, such notice must be received between February 13 and March 15, 1999.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits




Exhibit No.     Description
-------------   -------------------------------------------------------------------------------------------
   2.1(1)       Agreement and Plan of Merger by and among the Company, Jackson Acquisition Corp. and
                J.C. Nichols Company dated December 22, 1997
   2.2(2)       Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Jackson
                Acquisition Corp. and J.C. Nichols Company dated April 23, 1998
     3(3)       Amended and Restated Articles of Incorporation
   4.1(4)       Form of certificate representing 8% Series D Cumulative Redeemable Preferred Shares
   4.2(4)       Deposit Agreement, dated April 23, 1998, between the Company and First Union National
                Bank, as preferred share depositary
   4.3(4)       Form of Depositary Receipt evidencing the Depositary Shares that each represent 1/10 of an
                8% Series D Cumulative Redeemable Preferred Share
  10.1(4)       Amendment to Amended and Restated Agreement of Limited Partnership of the Operating
                Partnership
  10.2(5)       Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, dated as of July 3, 1998
    27          Financial Data Schedule

----------
(1) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(2) Filed as part of Registration Statement No. 333-51671 with the Securities and Exchange Commission and incorporated herein by reference.

(3) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(4) Filed as part of the Company's Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(5) Filed as part of the Company's Current Report on Form 8-K dated July 3, 1998 and incorporated herein by reference.

(b) Reports on Form 8-K

     On April 24, 1998, the Company filed a current report on Form 8-K, dated April 20, 1998, setting forth under items 5 and 7 of the Form certain exhibits in connection with (i) the sale by the Operating Partnership of $200 million of unsecured debt and (ii) the sale by the Company of 4,000,000 Depositary Shares, each representing 1/10 of an 8% Series D Cumulative Redeemable Preferred Share.


     On April 28, 1998, the Company filed an amendment to its current report on Form 8-K, dated January 9, 1997, reporting under item 2 of the Form the Company's acquisition of the Century Center portfolio and Anderson Properties, Inc. The report included financial statements with respect to Century Center Group dated January 9, 1997 and financial statements with respect to Anderson Properties, Inc. dated January 23, 1997.

     On May 4, 1998, the Company filed a current report on Form 8-K, dated April 29, 1997, setting forth under items 5 and 7 of the Form an amendment to its merger agreement with J.C. Nichols.

     On June 5, 1998, the Company filed a current report on Form 8-K, dated February 4, 1998, setting forth under items 5 and 7 of the Form audited financial statements of Garcia Properties for the year ended December 31, 1997.


     On June 19, 1998, the Company filed a current report on Form 8-K, dated June 10, 1998, reporting under item 5 of the Form that the Operating Partnership had changed its name to "Highwoods Realty Limited Partnership."

     On June 23, 1998, the Company filed a current report on Form 8-K, dated June 17, 1998, reporting under item 5 of the Form certain background information related to the Company's proposed merger with J.C. Nichols.

     On July 2, 1998, the Company filed a current report on Form 8-K, dated July 1, 1998, reporting under item 5 of the Form that shareholders of J.C. Nichols had approved the merger with the Company.

     On July 23, 1998, the Company filed a current report on Form 8-K, dated July 3, 1998, reporting under item 2 of the Form that the Company had completed its merger with J.C. Nichols and under item 5 of the Form that the Company had obtained a $600 million revolving credit facility from a group of lenders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          HIGHWOODS PROPERTIES, INC.


                         /s/ RONALD P. GIBSON
                        ----------------------------------------
                             Ronald P. Gibson
                             President and Chief Executive Officer

                       /s/   CARMAN J. LIUZZO
                       ----------------------------------------
                             Carman J. Liuzzo
                             Chief Financial Officer
                             (Principal Accounting Officer)

Date: August 14, 1998