Form 10-Q
period 1998-09-30
HIGHWOODS PROPERTIES INC
filed 1998-11-16
CIK 921082

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

               For the quarterly period ended September 30, 1998


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







                               ----------------
     The Company has only one class of common stock, par value $.01 per share, with 59,441,225 shares outstanding as of November 13, 1998.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HIGHWOODS PROPERTIES, INC.


            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS



                                                                                                    PAGE
                                                                                                   -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                                    3
             Consolidated balance sheets of Highwoods Properties, Inc. as of September 30, 1998
             and December 31, 1997                                                                   4
             Consolidated statements of income of Highwoods Properties, Inc. for the three
             and nine month periods ended September 30, 1998 and 1997                                5
             Consolidated statements of cash flows of Highwoods Properties, Inc. for the
             nine month periods ended September 30, 1998 and 1997                                    6
             Notes to the consolidated financial statements of Highwoods Properties, Inc.            8
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                              9
             Results of Operations                                                                  10
             Liquidity and Capital Resources                                                        11
             Year 2000                                                                              14
             Funds From Operations and Cash Available for Distributions                             15
             Disclosure Regarding Forward-Looking Statements                                        17
             Property Information                                                                   18
             Inflation                                                                              26
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                                      27
Item 2.      Changes in Securities and Use of Proceeds                                              27
Item 3.      Defaults Upon Senior Securities                                                        27
Item 4.      Submission of Matters to a Vote of Security Holders                                    27
Item 5.      Other Information                                                                      27
Item 6.      Exhibits and Reports on Form 8-K                                                       27

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

                           HIGHWOODS PROPERTIES, INC.


                          CONSOLIDATED BALANCE SHEETS


                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                             SEPTEMBER 30,
                                                                                 1998         DECEMBER 31, 1997
                                                                            --------------   ------------------
                                                                              (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements .................................................     $  582,031         $  344,315
  Buildings and tenant improvements .....................................      3,172,487          2,194,641
  Development in process ................................................        170,744             95,387
  Land held for development .............................................        159,438             64,454
  Furniture, fixtures and equipment .....................................          6,753              3,362
                                                                              ----------         ----------
                                                                               4,091,453          2,702,159
  Less -- accumulated depreciation ......................................       (166,187)           (87,505)
                                                                              ----------         ----------
  Net real estate assets ................................................      3,925,266          2,614,654
Cash and cash equivalents ...............................................         21,951             10,146
Restricted cash .........................................................         22,377              9,341
Accounts receivable .....................................................         24,746             17,701
Advances to related parties .............................................          8,914              9,072
Notes receivable ........................................................         17,691                 --
Accrued straight line rents receivable ..................................         23,100             13,033
Investment in unconsolidated affiliates .................................         30,465                 --
Other assets:
  Deferred leasing costs ................................................         42,064             21,688
  Deferred financing costs ..............................................         32,094             22,294
  Prepaid expenses and other ............................................         17,818             17,607
                                                                              ----------         ----------
                                                                                  91,976             61,589
  Less -- accumulated amortization ......................................        (21,548)           (13,230)
                                                                              ----------         ----------
                                                                                  70,428             48,359
                                                                              ----------         ----------
                                                                              $4,144,938         $2,722,306
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable .............................................     $1,857,013         $  978,558
Accounts payable, accrued expenses and other liabilities ................        112,202             55,121
                                                                              ----------         ----------
  Total liabilities .....................................................      1,969,215          1,033,679
Minority interest .......................................................        289,461            287,186
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference $1,000 per share), 125,000 shares issued
   and outstanding at September 30, 1998 and December 31, 1997 ..........        125,000            125,000
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share), 6,900,000 shares issued and
   outstanding at September 30, 1998 and December 31, 1997 ..............        172,500            172,500
  8% Series D Cumulative Redeemable Preferred Shares
  (liquidation preference $250 per share), 400,000 shares and 0 shares issued and outstanding at September 30, 1998 and December 31, 1997,
   respectively .........................................................        100,000                 --
Common stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 59,263,412 at September 30, 1998 and 46,838,600 at
  December 31, 1997 .....................................................            593                468
Additional paid-in capital ..............................................      1,529,093          1,132,100
Distributions in excess of net income ...................................        (40,924)           (28,627)
                                                                              ----------         ----------
  Total stockholders' equity ............................................      1,886,262          1,401,441
                                                                              ----------         ----------
                                                                              $4,144,938         $2,722,306
                                                                              ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.


                       CONSOLIDATED STATEMENTS OF INCOME


             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                         -------------------------   -------------------------
                                                                             1998          1997          1998          1997
                                                                         -----------   -----------   -----------   -----------
REVENUE:
  Rental property ....................................................    $138,793      $ 61,768      $ 352,203     $177,246
  Equity in earnings of unconsolidated affiliates ....................         194            --            194           --
  Interest and other income ..........................................       3,953         1,887          8,672        5,968
                                                                          --------      --------      ---------     --------
                                                                           142,940        63,655        361,069      183,214
OPERATING EXPENSES:
  Rental property ....................................................      43,117        17,407        108,672       48,995
  Depreciation and amortization ......................................      24,464        11,151         61,965       31,051
  Interest expense:
   Contractual .......................................................      28,452        10,566         62,835       33,082
   Amortization of deferred financing costs ..........................         683           567          1,915        1,689
                                                                          --------      --------      ---------     --------
                                                                            29,135        11,133         64,750       34,771
  General and administrative .........................................       5,915         2,410         14,085        6,694
                                                                          --------      --------      ---------     --------
   Income before minority interest and
    extraordinary item ...............................................      40,309        21,554        111,597       61,703
MINORITY INTEREST ....................................................      (6,031)       (3,448)       (17,905)      (9,872)
                                                                          --------      --------      ---------     --------
  Income before extraordinary item ...................................      34,278        18,106         93,692       51,831
EXTRAORDINARY ITEM -- LOSS ON EARLY
  EXTINGUISHMENT OF DEBT .............................................        (324)       (1,328)          (370)      (4,665)
                                                                          --------      --------      ---------     --------
  Net income .........................................................      33,954        16,778         93,322       47,166
Dividends on Preferred Stock .........................................      (8,145)       (2,870)       (21,946)      (6,972)
                                                                          --------      --------      ---------     --------
  Net income available for common stockholders .......................    $ 25,809      $ 13,908      $  71,376     $ 40,194
                                                                          ========      ========      =========     ========
NET INCOME PER COMMON SHARE -- BASIC:
  Income before extraordinary item ...................................    $   0.45      $   0.42      $    1.35     $   1.25
  Extraordinary item -- loss on early extinguishment of debt .........       (0.01)        (0.04)         (0.01)       (0.13)
                                                                          --------      --------      ---------     --------
  Net income .........................................................    $   0.44      $   0.38      $    1.34     $   1.12
                                                                          ========      ========      =========     ========
  Weighted average shares outstanding -- Basic .......................      58,059        36,582         53,189       35,777
                                                                          ========      ========      =========     ========
NET INCOME PER COMMON SHARE -- DILUTED:
  Income before extraordinary item ...................................    $   0.45      $   0.41      $    1.34     $   1.24
  Extraordinary item loss on early extinguishment of debt ............       (0.01)        (0.03)         (0.01)       (0.13)
                                                                          --------      --------      ---------     --------
  Net income .........................................................    $   0.44      $   0.38      $    1.33     $   1.11
                                                                          ========      ========      =========     ========
  Weighted average shares outstanding -- Diluted .....................      58,228        36,964         53,510       36,248
                                                                          ========      ========      =========     ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)



                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                -----------------------------
                                                                                     1998            1997
                                                                                -------------   -------------
OPERATING ACTIVITIES:
Net income ..................................................................    $   93,322      $   47,166
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .............................................        61,965          32,520
  Minority interest .........................................................        17,905           8,979
  Loss on early extinguishment of debt ......................................           370           5,534
  Changes in operating assets and liabilities ...............................        15,892           2,338
                                                                                 ----------      ----------
   Net cash provided by operating activities ................................       189,454          96,537
                                                                                 ----------      ----------
INVESTING ACTIVITIES:
Additions to real estate assets .............................................      (756,794)       (149,458)
Cash paid in exchange for partnership net assets ............................      (108,257)         (5,314)
Other .......................................................................       (21,000)        (15,005)
                                                                                 ----------      ----------
   Net cash used in investing activities ....................................      (886,051)       (169,777)
                                                                                 ----------      ----------
FINANCING ACTIVITIES:
Distributions paid on Common Stock and Common Units .........................       (99,483)        (57,770)
Dividends paid on Preferred Stock ...........................................       (21,946)         (5,959)
Payments of prepayment penalties ............................................          (370)         (5,534)
Borrowings on mortgages and notes payable ...................................       529,941         183,000
Repayment of mortgages and notes payable ....................................      (130,993)       (223,388)
Borrowings on revolving loans ...............................................       792,500              --
Payments on revolving loans .................................................      (648,000)             --
Net proceeds from the sale of Common Stock ..................................       196,930          58,463
Net proceeds from the sale of 8 5/8% Series A Cumulative Redeemable
  Preferred Shares ..........................................................            --         121,804
Net proceeds from sale of 8% Series B Cumulative Redeemable Preferred Shares             --         167,066
Net proceeds from the sale of 8% Series D Cumulative Redeemable Preferred
  Shares ....................................................................        96,809              --
Net change in deferred financing costs ......................................        (6,986)           (425)
                                                                                 ----------      ----------
   Net cash provided by financing activities ................................       708,402         237,257
                                                                                 ----------      ----------
Net increase in cash and cash equivalents ...................................        11,805         164,017
Cash and cash equivalents at beginning of the period ........................        10,146          11,070
                                                                                 ----------      ----------
Cash and cash equivalents at end of the period ..............................    $   21,951      $  175,087
                                                                                 ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ......................................................    $   60,325      $    7,763
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

                           HIGHWOODS PROPERTIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes the net assets contributed by holders of limited partnership interests ("Common Units") in Highwoods Realty Limited Partnership (the "Operating Partnership") or acquired subject to mortgage notes payable:



                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                -------------------------
                                                    1998          1997
                                                -----------   -----------
ASSETS:
Rental property and equipment, net ..........    $491,863      $226,051
LIABILITIES:
Mortgages and notes payable assumed .........    $327,214      $133,736
                                                 --------      --------
   Net assets ...............................    $164,649      $ 92,315
                                                 ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and certain subsidiaries, including the following significant subsidiaries:

                         Highwoods/Tennessee Holdings, L.P.
                         AP Southeast Portfolio Partners, L.P.
                         Highwoods/Florida Holdings, L.P.

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

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. It is computed using the weighted average number of shares of the Company's common stock, $.01 par value per share (the "Common Stock"), and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement No. 128 requirements.

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

     Emerging Issues Task Forces ("EITF") Issue No. 97-11, Accounting for Internal Cost Relating to Real Estate Property Acquisitions, requires internal acquisition costs related to the purchase of an operating property to be expensed as incurred. The Company's financial statements for the nine months ended September 30, 1998 reflect the change, effective March 19, 1998, as required by the EITF, in accounting for acquisition costs. The Company believes the effect of this change on future periods will be immaterial.

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. The Company has reviewed the impact of the Year 2000 issues and does not expect Year 2000 issues to be material to its business, operations or financial condition. The Year 2000 issue is discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Minority interest in the Company represents Common Units owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships which are owned by various individuals and entities and not the Company. The Company acquired greater than 50% of the interest in real estate partnerships as part of its acquisition of J.C. Nichols Company.

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


2. ACQUISITIONS

     On July 13, 1998, the Company completed its merger (the "J.C. Nichols Transaction") with J.C. Nichols Company, a Missouri real estate operating company ("J.C. Nichols"). As a result of the J.C. Nichols Transaction the Company acquired ownership of or an ownership interest in 79 office, industrial and retail properties and 18 multifamily communities in the Kansas City and Des Moines, Iowa metropolitan areas. The $544 million purchase price consisted of the issuance of approximately $180 million in equity, or 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million.


3. DEBT AND EQUITY TRANSACTIONS

     On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million.

     On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MOPPRSSM due February 1, 2013 and $100 million of 7 1/8% notes due February 1, 2008 in an underwritten public offering for net proceeds of approximately $226.3 million.

     On February 18, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

     On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

     On April 20, 1998, the Operating Partnership sold $200 million of 7 1/2% notes due April 15, 2018 in an underwritten public offering for net proceeds of approximately $197.4 million.

     On April 21, 1998, the Company sold 441,176 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

     On April 23, 1998, the Company sold 4,000,000 Depositary Shares, each representing 1/10 of a share of the Company's 8% Series D Cumulative Redeemable Preferred Shares, par value $.01 per share, in an underwritten public offering for net proceeds of approximately $96.8 million.

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

RESULTS OF OPERATIONS

     On July 13, 1998, the Company completed its previously reported merger (the "J.C. Nichols Transaction") with J.C. Nichols Company, a Missouri real estate operating company ("J.C. Nichols"). As a result of the J.C. Nichols Transaction, the Company acquired ownership of or an ownership interest in 79 office, industrial and retail properties encompassing approximately 5.8 million rentable square feet and 18 multifamily communities with 2,325 apartment units.



     THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues from rental operations increased $77.0 million, or 125%, from $61.8 million for the three months ended September 30, 1997 to $138.8 million for the comparable period in 1998. The increase is primarily a result of the acquisition of 22.0 million square feet of office, industrial and retail properties and 2,325 apartment units, and the completion of 1.5 million square feet of development activity during the last three months of 1997 and the first nine months of 1998. The Company's portfolio increased from 21.9 million square feet at September 30, 1997 to 45.4 million square feet at September 30, 1998. Same property revenues, which are the revenues of the 360 in-service properties owned on July 1, 1997, increased 4% for the three months ended September 30, 1998, compared to the same three months of 1997.

     During the three months ended September 30, 1998, 365 leases representing
1.9 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.4% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.1 million, or 111%, from $1.9 million for the three months ended September 30, 1997 to $4.0 million for the comparable period in 1998. The increase is a result of higher cash balances in 1998, and additional income generated from management fees, development fees and leasing commissions. The Company generated $270,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the J.C. Nichols Transaction.

     Rental operating expenses increased $25.7 million, or 148%, from $17.4 million for the three months ended September 30, 1997 to $43.1 million for the comparable period in 1998. The increase is a result of the addition of 23.5 million square feet and 2,325 apartment units through a combination of acquisitions and developments during the last three months of 1997 and the first nine months of 1998. Rental operating expenses as a percentage of related revenues increased from 28.2% for the three months ended September 30, 1997 to 31.1% for the comparable period in 1998. This increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the three months ended September 30, 1998 and 1997 was $24.5 million and $11.2 million, respectively. The increase of $13.3 million, or 119%, is due to a 107% increase in average depreciable asset balance over the prior year. Interest expense increased $18.0 million, or 162%, from $11.1 million for the three months ended September 30, 1997 to $29.1 million for the comparable period in 1998. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended September 30, 1998 and 1997 included $683,000 and $567,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate protection agreements. General and administrative expenses increased from 3.9% of rental revenue for the three months ended September 30, 1997 to 4.3% for the comparable period in 1998.

     Net income before minority interest and extraordinary item equaled $40.3 million and $21.6 million for the three months ended September 30, 1998 and 1997, respectively. The Company's net income allocated to minority interest totaled $6.0 million and $3.4 million for the three months ended September 30, 1998 and 1997, respectively. The Company recorded $8.1 million and $2.9 million in preferred stock dividends for the three months ended September 30, 1998 and 1997, respectively (see " -- Liquidity and Capital Resources" below).


     NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenue from rental operations increased $175.0 million, or 99%, from $177.2 million for the nine months of 1997 to $352.2 million for the nine months of 1998. The increase is a result of the Company's acquisition and development activity in 1997 and 1998. In total, 296 office, industrial and retail properties encompassing 23.5 million square feet and 2,325 apartment units were added in the last three months of 1997 and the first nine months of 1998. Same property revenues, which are the revenues of the 291 in-service properties (encompassing 17.1 million square feet) owned on January 1, 1997, increased 5% for the nine months ended September 30, 1998, compared to the same nine months of 1997.

     During the nine months ended September 30, 1998, 963 leases representing
4.5 million square feet of office and industrial space commenced at an average rate per square foot which was 6.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.7 million from $6.0 million in 1997 to $8.7 million in 1998. The increase is primarily related to an increase in interest income as the Company maintained a higher cash position. The Company also generated addition management fees, development fees and leasing commissions in 1998. The Company generated $270,000 in auxiliary income (vending and parking) as a result of acquisition of multifamily communities in the J.C. Nichols Transaction.

     Rental operating expenses increased $59.7 million, or 122%, from $49.0 million in 1997 to $108.7 million in 1998. Rental expenses as a percentage of related rental revenues increased from 27.7% in 1997 to 30.9% in 1998. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass throughs.

     Depreciation and amortization for the nine months ended September 30, 1998, and 1997 was $62.0 million and $31.1 million, respectively. The increase of $30.9 million, or 99%, is due to a 106% average increase in depreciable assets. Interest expense increased $30.0 million, or 86%, from $34.8 million in 1997 to $64.8 million in 1998. The increase is attributable to an average increase in outstanding debt related to the Company's acquisition activities. Interest expense for the nine months ended September 30, 1998 and 1997 included $1.9 million and $1.7 million, respectively, of amortization of non-cash deferred financing costs and of the costs related to the Company's interest rate protection agreements. General and administrative expenses increased from 3.7% of total rental revenue in 1997 to 3.9% in 1998.

     Net income before minority interest and extraordinary item equaled $111.6 million and $61.7 million for the nine-month periods ended September 30, 1998, and 1997, respectively. The Company's net income allocated to the minority interest totaled $17.9 million and $9.9 million for 1998 and 1997, respectively. The Company incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishing of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Company also recorded $21.9 million and $7.0 million in preferred stock dividends for the nine months ended September 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS

     For the nine months ended September 30, 1998, cash provided by operating activities increased by $93.0 million, or 96%, to $189.5 million, as compared to $96.5 million for the same period in 1997. The increase is primarily due to the increase in net income resulting from the Company's property acquisitions in 1997 and 1998. Cash used for investing activities increased by $716.3 million, to $886.1 million for the first nine months of 1998, as compared to $169.8 million for the same period in 1997. The increase is attributable to the Company's acquisition activity in the first nine months of 1998. Cash provided by financing activities increased by $471.1 million to $708.4 million for the first nine months of 1998, as compared to $237.3 million for the same period in 1997. During the first nine months of 1998, cash provided by financing activities consisted primarily of $823.8 million in aggregate net proceeds from the sale of common and preferred stock and the sale by the Operating Partnership of MandatOry Par Put Remarketed SecuritiesSM ("MOPPRSSM") and unsecured notes. The cash provided by financing activity was offset by net payments of $131.0 million to reduce existing indebtedness. Additionally, payments of distributions increased by $41.7 million to $99.5 million for the first nine months of 1998, as compared with $57.8 million for the same period in 1997. The increase is due to the greater number of shares outstanding and a 6% increase in the distribution rate. Preferred stock dividend payments were $21.9 million for the first nine months of 1998, as compared to $6.0 million for the same period in 1997.

CAPITALIZATION

     The Company's total indebtedness at September 30, 1998 totaled $1.9 billion and was comprised of $641.8 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 6.8%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 1998 were either fixed rate obligations or variable rate obligations covered by interest rate protection agreements. A portion of the Company's $600 million unsecured revolving loan (see below) and approximately $69 million of floating rate notes payable assumed upon consummation of the J.C. Nichols Transaction were not covered by interest rate protection agreements on such date.

     Based on the Company's total market capitalization of $4.2 billion at September 30, 1998, (at the September 30, 1998 stock price of $27.75 and assuming the redemption for shares of Common Stock of the 10,404,000 Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 44% of its total market capitalization.

     On July 3, 1998, the Company obtained a new $600 million revolving line of credit (the "Revolving Loan") from a group of 14 lender banks. The Revolving Loan matures in July 2001 and replaced the Company's previously existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. At the Operating Partnership's current BBB/Baa2 senior unsecured rating, interest accrues on borrowings at an average interest rate of LIBOR plus 80 basis points and will adjust based on the Company's senior unsecured credit rating within a range of LIBOR plus 65 basis points to LIBOR plus 150 basis points. The Revolving Loan requires monthly payments of interest only with the balance of all principal and accrued but unpaid interest due July 3, 2001. The Revolving Loan also includes a $300 million competitive bid sub-facility. The obligations of the Operating Partnership under the Revolving Loan are guaranteed by the Company, its sole general partner, and certain subsidiaries of the Company and the Operating Partnership.

     To protect the Company from increases in interest expense due to changes in variable interest rates, the Company: (i) purchased an interest rate collar limiting its exposure to an increase in interest rates to 7.05% with respect to $80 million of its $600 million Revolving Loan excluding the effect of changes in the Company's credit risk, under which the Company had $459 million outstanding at September 30, 1998, (ii) purchased a one year interest rate swap limiting its exposure to an increase in interest rates to 5.77% with respect to an additional $100 million of its Revolving Loan excluding the effect of changes in the Company's credit risk and (iii) entered into interest rate swaps that limit its exposure to an increase in interest rates to 6.95% in connection with $21 million of variable rate mortgages. The interest rate on all such variable rate debt is adjusted at one and three month intervals, subject to the Company's interest rate protection program. No payments were received from the counterparties under the interest rate protection agreements for the nine months ended September 30, 1998 and 1997. The Company is exposed to certain losses in the event of non-performance by the counterparties under the cap and swap arrangements. The counterparties are major financial institutions and are expected to perform fully under the agreements. However, if such counterparties were to default on their obligations under the arrangements, the Company could be required to pay the full rates under the Revolving Loan and the variable rate mortgages, even if such rates were in excess of the rate in the cap and swap agreements. In addition, the Company may incur other variable rate indebtedness in the future. Increases in interest rates on its indebtedness could increase the Company's interest expense and could adversely affect the Company's cash flow and its ability to pay expected distributions to stockholders.

     In anticipation of future debt offerings, the Company has entered into four forward treasury lock agreements as described below:


 NOTIONAL AMOUNTS
  (IN MILLIONS)      FIXED RATE (1)     TERMINATION DATE
-----------------   ----------------   -----------------
      $  50                5.7%              1/99
      $  50                5.6%              3/99
      $ 100                5.7%              7/99
      $ 100                5.7%              10/99

----------
(1) Rate is a combination of the treasury rate plus forward premium.

CURRENT AND FUTURE CASH NEEDS

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding non-recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Except for an $8 million renovation of the common areas of a 639,000-square foot property acquired from Associated Capital Properties, Inc., the Company presently has no plans for major capital improvements to the existing properties, other than normal recurring non-revenue enhancing expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Revolving Loan.

     The Company's long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions, and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. The Company had approximately $459 million outstanding on its Revolving Loan as of September 30, 1998. The Company has $124 million available on its $600 million Revolving Loan as an unconsolidated affiliate has an additional borrowing of $17 million outstanding on the Revolving Loan. As of September 30, 1998, the Company had under development 52 properties, which will encompass approximately 6.1 million rentable square feet. The budgeted cost of such development activity is $691 million, $201 million of which had been funded as of September 30, 1998. The Company remains committed to maintaining a flexible and conservative capital structure. Accordingly, the Company expects to meet certain of its long-term liquidity requirements, including funding its development activity, through a combination of: (i) additional borrowings under the Revolving Loan; (ii) the issuance by the Operating Partnership of additional unsecured debt securities; (iii) the issuance of additional equity securities by the Company and the Operating Partnership; (iv) the selective disposition of underperforming and/or non-core assets; and (v) the sale or contribution of certain of the Company's wholly owned properties to strategic joint ventures to be formed with selected institutional investors interested in investing with the Company, which will have the net effect of generating additional capital through such sales or contributions. For a discussion of certain such arrangements, see "Recent Developments." The Company expects to use such sources to meet its long-term liquidity requirements either through direct payments or repayment of borrowings under the Revolving Loan. The Company does not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

     On August 28, 1997, the Company entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related Forward Contract providing for certain purchase price adjustments (the "Forward Contract"). The Forward Contract generally provides that if the Market Price (as defined below) of a share of Common Stock on the maturity date is less than a certain amount (the "Forward Price"), the Company must pay UB-LB the difference times 1.8 million. (Similarly, if the Market Price of a share of Common Stock is above the Forward Price, UB-LB must pay us the difference in shares of Common Stock.) If the Company chooses not to or cannot settle in freely tradable shares of Common Stock, the Company must repurchase the 1.8 million shares at the Forward Price in cash. The Forward Price is approximately $32.16 and will be adjusted by LIBOR plus 75 basis points, minus any dividends received on the shares. (As of August 28, 1998, the Forward Price had increased by $.04 since August 28, 1997.)

     In addition, the Forward Contract provides for quarterly payments of collateral equal to 1.8 million times 110% of the amount by which the market price of a share of Common Stock is below the Forward Price. The collateral may be in the form of cash or freely tradeable shares of Common Stock. As a result of the difference between the closing price of a share of Common Stock on August 28, 1998 and the Forward Price, the Company gave UB-LB cash collateral of $12.8 million on September 12, 1998. UB-LB will return the cash with interest for freely tradeable shares of Common Stock of equal value.

     The maturity date of the Forward Contract is February 28, 1999; however, if the closing price of the Common Stock falls below $19.28, UB-LB has the right to force a complete settlement under the Forward Contract. UB-LB also has the right to force a complete settlement under the Forward Contract if, among other things, the Company (i) is in default with respect to certain financial covenants under the Forward Contract, (ii) is in default under the Revolving Loan or any other unsecured lending agreement or (iii) fails to post sufficient cash collateral.

     Settlement of the Forward Contract in cash would reduce the Company's liquidity. Settlement in cash would involve the repurchase of 1.8 million shares at a price per share equal to the Forward Price. Assuming the Forward Price remains at $32.16, the repurchase price would total approximately $57.9 million. Having already paid $12.8 million as collateral, settlement in cash would require the Company to pay approximately $45.1 million in additional funds.

     The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the capital and liquidity needs of the Company in both the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions to stockholders discussed below and satisfy other cash requirements may be adversely affected.

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


RECENT DEVELOPMENTS

     In October 1998, the Company signed a letter of intent to form a joint venture with an institutional investor representing certain foreign funds ("Investor"), pursuant to which the Company would sell or contribute certain office properties valued at approximately $150 million to a newly created limited partnership (the "Joint Venture"). The Investor would contribute approximately $55 million for a 72% interest in the Joint Venture, and the Joint Venture would borrow approximately $75 million from third-party lenders. The Company would retain the remaining 28% interest in the Joint Venture, receive cash proceeds of approximately $129 million and be the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which it would receive customary management fees and leasing commissions. The Company intends to use the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan. Although both parties intend to sign definitive agreements related to the transaction and to close the transaction by March 31, 1999, no assurance can be given that all or part of the transaction will be consummated.

     In November 1998, the Company signed a letter of intent to sell certain non-core properties in Florida for gross proceeds of approximately $130 million. Non-core properties generally include single buildings that do not fit the Company's long-term strategy. Although the Company believes that the disposition transaction in Florida will close by January 31, 1999, no assurance can be given that all or part of the transaction will be consummated. In addition, the Company has under contract to sell or has sold certain other non-core properties for gross proceeds of $20 million.

     See " -- Disclosure Regarding Forward-Looking Statements" contained below.


YEAR 2000

BACKGROUND

     The Year 2000 compliance issue refers to the inability of computer systems and computer software to correctly process any date after 1999. The date change to the new millennium is a problem because computer hardware and software were designed to use only two digits to represent a year. As a result, some systems may interpret 1/1/00 to be the year 1900. In addition, some systems may not recognize that the year 2000 is a leap year. Both problems could result in system failure or miscalculations causing disruptions of operations.

APPROACH AND STATUS

     The Company's Year 2000 compliance efforts are divided into two areas -- the "operations level" and the "property level." The operations level includes those information technology ("IT") systems used by the Company in its corporate and division offices to perform its real estate functions. The property level includes the IT and non-IT systems at the Company's individual properties.

     The Company's Information Technology Department is overseeing the Company's operations level compliance program. At the operations level, all of the Company's computer systems are off-the-shelf packages that have not been modified. The corporate accounting and property management package, which is widely used in the industry, released a Year 2000 compliant version in the third quarter of 1998. The Company is currently testing the revision and expects the new version to be installed, tested and operational by the end of 1998. As part of a current revamping and standardization of our technology infrastructure, all computer hardware and software that was not Year 2000 compliant has been upgraded. The majority of the system tests have been completed and the Company expects to complete the system tests in the first quarter of 1999.

     The Chief Operating Officer is overseeing the Company's property level compliance program. The Company is currently conducting an inventory of all of its properties' known IT and non-IT systems (including systems with embedded technology, such as security systems, HVAC, elevator, and fire and safety systems). This inventory is 50% complete and is expected to be completed by the end of the first quarter of 1999. As part of the inventory, the Company is also instructing the appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. As the final phase of the property level compliance program, the Company will conduct equipment trial runs, where feasible. This testing is projected to be completed by the end of 1998.

COSTS

     The Company expects that the costs directly associated with the Year 2000 efforts will not be material. With the exception of the Company's accounting software and property management system, operational Year 2000 issues are being handled as a part of an existing and unaccelerated infrastructure upgrade and standardization project. The cost of the upgrades and infrastructure standardization was under $600,000. The property management and accounting system upgrade costs were already included in our annual software maintenance agreement with the vendor. The costs associated with upgrading our non-compliant property level systems are not expected to be material.

RISKS ASSOCIATED WITH THE YEAR 2000 ISSUE

     The Company is exposed to the potential risk of non-compliance by vendors and service providers. Given the availability of multiple vendors and service providers, management believes that there will be no material effect on the Company's operations due to the failure or interruption of service by a vendor or service provider.

     In addition, the Company is exposed to the risk that its tenants could be impacted by the Year 2000 issue such that they would be unable to pay their rent to the Company on time. Management does not believe that enough of the Company's tenants are going to be affected in a sufficient manner to have a material impact on the Company. Also, the Company's leases with its tenants protect the Company in the event of tenant default and require the payment of delinquent fees on late rental payments. However, the effects of non-compliance by the Company's tenants cannot be ascertained at this time.

     Given the Company's efforts on its operations level compliance program to date, the Company believes that it will be Year 2000 compliant on the operations level by December 31, 1999. The Company does not expect any adverse effects on its operational systems that would affect the Company's ability to meet its financial and reporting requirements. In addition, based on the assessment of our property level systems, the Company does not believe that a material number of property level systems will be non-compliant. The Company will create contingency plans during the fourth quarter of 1999 for such systems that are then-expected to be non-compliant.


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

     Funds from operations and cash available for distribution for the three and nine month periods ended September 30, 1998 and 1997 are summarized in the following table (in thousands):



                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                   -------------------------   -------------------------
                                                                       1998          1997          1998          1997
                                                                   -----------   -----------   ------------   ----------
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item .........    $ 40,309      $ 21,554      $ 111,597      $ 61,703
Add (deduct):
  Dividends to preferred shareholders ..........................      (8,145)       (2,870)       (21,946)       (6,972)
  Cost of unsuccessful transactions ............................         146            --            146            --
  Depreciation and amortization ................................      24,464        11,151         61,965        31,051
  Depreciation unconsolidated subsidiaries .....................         311            --            311            --
                                                                    --------      --------      ---------      --------
   FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST ..............      57,085        29,835        152,073        85,782
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents .......................      (3,200)       (1,347)        (9,292)       (3,822)
  Amortization of deferred financing costs .....................         683           567          1,915         1,689
  Non-incremental revenue generating capital expenditures (1):
   Building improvements paid ..................................      (1,986)         (933)        (4,683)       (2,941)
   Second generation tenant improvements paid ..................      (3,988)       (2,063)       (11,292)       (5,510)
   Second generation lease commissions paid ....................      (5,530)       (1,201)        (9,041)       (3,535)
                                                                    --------      --------      ---------      --------
    CASH AVAILABLE FOR DISTRIBUTION ............................    $ 43,064      $ 24,858      $ 119,680      $ 71,663
                                                                    ========      ========      =========      ========
Weighted average common shares/Common Units
outstanding -- Basic (2) .......................................      68,711        43,550         63,845        42,686
                                                                    ========      ========      =========      ========
Weighted average common shares/Common Units
outstanding -- Diluted (2) .....................................      68,880        43,932         64,166        43,157
                                                                    ========      ========      =========      ========
DIVIDEND PAYOUT RATIO -- DILUTED:
  Funds from operations ........................................        65.2%         75.1%          65.8%         74.0%
                                                                    ========      ========      =========      ========
  Cash available for distribution ..............................        86.4%         90.1%          83.6%         88.5%
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

     On October 30, 1998, the Company's Board of Directors declared a dividend of $.54 per share ($2.16 on an annualized basis) payable on November 18, 1998 to stockholders of record on November 10, 1998.

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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to the Company's properties as of September 30, 1998 and 1997:


                                   RENTABLE        NUMBER OF     PERCENT LEASED/
SEPTEMBER 30, 1998               SQUARE FEET      PROPERTIES       PRE-LEASED
----------------------------   ---------------   ------------   ----------------
IN-SERVICE:
 Office ....................      30,856,000          453               94%
 Industrial ................      12,227,000          194               92%
 Retail ....................       2,337,000           18               96%
                                  ----------          ---               --
   Total ...................      45,420,000          665               93%
                                  ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................         426,000            5               63%
 Industrial ................         241,000            3               28%
 Retail ....................              --           --               --
                                  ----------          ---               --
   Total ...................         667,000            8               50%
                                  ==========          ===               ==
IN PROCESS
 Office ....................       4,637,000           37               64%
 Industrial ................         629,000            5               55%
 Retail ....................         200,000            2               36%
                                  ----------          ---               --
   Total ...................       5,466,000           44               62%
                                  ==========          ===               ==
TOTAL:
 Office ....................      35,919,000          495
 Industrial ................      13,097,000          202
 Retail ....................       2,537,000           20
                                  ----------          ---
   Total ...................      51,553,000          717
                                  ==========          ===
MULTI-FAMILY                         9/30/98
                                  ----------
 Number of Units ...........           2,325
 Occupancy % ...............              96%
SEPTEMBER 30, 1997
-----------------------------
IN-SERVICE:
 Office ....................      15,022,000          230               94%
 Industrial ................       6,882,000          139               92%
 Retail ....................              --           --               --
                                  ----------          ---               --
   Total ...................      21,904,000          369               94%
                                  ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................         N/A              N/A             N/A
 Industrial ................         N/A              N/A             N/A
 Retail ....................         N/A              N/A             N/A
                                  ----------          ---             ----
   Total ...................         N/A              N/A             N/A
                                  ==========          ===             ====
IN PROCESS
 Office ....................       2,259,000           24               39%
 Industrial ................         585,000            7                7%
 Retail ....................              --           --               --
                                  ----------          ---             ----
   Total ...................       2,844,000           31               33%
                                  ==========          ===             ====
TOTAL:
 Office ....................      17,281,000          254
 Industrial ................       7,467,000          146
 Retail ....................              --           --
                                  ----------          ---
   Total ...................      24,748,000          400
                                  ==========          ===

     The following table sets forth certain information with respect to the Company's properties under development as of September 30, 1998 (dollars in thousands):

                                                                                                                       ESTIMATED
                                                      SQUARE     BUDGETED    COST AT     PRE-LEASING     ESTIMATED   STABILIZATION
               NAME                   LOCATION        FOOTAGE      COST      9/30/98    PERCENTAGE(1)   COMPLETION       DATE
--------------------------------- ---------------- ------------ ---------- ----------- --------------- ------------ --------------
              IN-PROCESS
OFFICE:
10 Glenlakes                      Atlanta             254,000   $ 35,100    $ 17,802          59%         1Q 99         4Q 99
Highwoods Center at Tradeport     Atlanta              45,000      3,717         765         100%         1Q 99         2Q 99
Automatic Data Processing         Baltimore           110,000     12,400      10,816         100%         4Q 98         4Q 98
Highwoods I                       Baltimore           125,000     15,300       3,206           0%         2Q 99         4Q 99
Parkway 11                        Charlotte            22,000      1,800         872          41%         1Q 99         3Q 99
Parkway 12                        Charlotte            32,000      2,600         607           0%         1Q 99         3Q 99
Parkway Plaza 14                  Charlotte            90,000      7,690         898          53%         2Q 99         4Q 99
Lakefront Plaza I                 Hampton Roads        76,000      7,477       1,006          15%         2Q 99         1Q 00
Valencia Place                    Kansas City         241,000     34,020       2,632          42%         1Q 00         2Q 00
Southwind Building C              Memphis              74,000      7,700       3,743         100%         4Q 98         4Q 98
Southwind Building D              Memphis              64,000      6,800       1,037          20%         2Q 99         4Q 99
Caterpillar Financial Center      Nashville           313,000     54,000       9,152          74%         1Q 00         2Q 00
Lakeview Ridge III                Nashville           131,000     13,100       3,747           0%         2Q 99         3Q 99
Westwood South                    Nashville           125,000     13,530       3,354          53%         3Q 99         1Q 00
Maitland I (C N A)                Orlando             180,000     24,400      11,332         100%         1Q 99         1Q 99
Capital Plaza                     Orlando             341,000     53,000       3,069          30%         1Q 00         4Q 01
Hard Rock                         Orlando              63,000      7,000       3,765         100%         4Q 98         4Q 98
Maitland III (C N A)              Orlando              78,000      9,885       1,255         100%         2Q 99         2Q 99
Concourse Center One              Piedmont Triad       86,000      8,400       1,503          25%         2Q 99         1Q 00
3737 Glenwood Ave.                RTP                 107,000     16,700       1,835          56%         3Q 99         1Q 00
Highwoods Centre                  RTP                  76,000      8,300       6,149          91%         4Q 98         1Q 99
Overlook                          RTP                  97,000     10,500       6,756          54%         4Q 98         2Q 99
Red Oak                           RTP                  65,000      6,000       3,612           0%         4Q 98         2Q 99
Eastshore II                      Richmond             76,000      7,842       4,465           3%         4Q 98         3Q 99
Highwoods Common                  Richmond             49,000      4,840         703           0%         1Q 99         3Q 99
Stony Point II                    Richmond            133,000     13,881       4,493          32%         2Q 99         4Q 99
Sportsline USA                    South Florida        80,000     10,000          --         100%         3Q 99         3Q 00
Highwoods Square                  South Florida        93,000     12,500       5,788          26%         4Q 98         4Q 99
380 Park Place                    Tampa                83,000      9,000          --         100%         4Q 99         1Q 00
Intermedia Building 1             Tampa               200,000     27,040          --         100%         1Q 00         1Q 00
Intermedia Building 2             Tampa                30,000      4,056          --         100%         1Q 00         1Q 00
Intermedia Building 3             Tampa               170,000     22,984          --         100%         1Q 00         1Q 00
Intermedia Building 4             Tampa               200,000     29,219          --         100%         2Q 00         2Q 00
Intermedia Building 5             Tampa               200,000     29,219          --         100%         3Q 01         3Q 01
Interstate Corporate Center (2)   Tampa               309,000     15,600      13,435          90%         4Q 98         2Q 99
Sabal Pavillion Phase I           Tampa               121,000     12,500       8,395         100%         4Q 98         4Q 98
Highwoods Centre                  Virginia Beach       98,000      9,925       4,718          36%         4Q 98         3Q 99
                                                      -------   --------    --------         ---
Total or Weighted Average                           4,637,000   $568,025    $140,910          64%
                                                    ---------   --------    --------         ---
INDUSTRIAL:
HIW Distribution Center           Richmond            166,000   $  5,764    $  1,927          33%         4Q 98         3Q 99
Chastain III                      Atlanta              54,000      2,098       1,471          75%         4Q 98         1Q 99
Newpoint III                      Atlanta              84,000      3,000       2,158          74%         4Q 98         2Q 99
Air Park South Warehouse II       Piedmont Triad      136,000      4,200       2,361           0%         4Q 98         1Q 99
Air Park South Warehouse VI       Piedmont Triad      189,000      8,000       2,093         100%         1Q 99         1Q 99
                                                    ---------   --------    --------         ---
Total or Weighted Average                             629,000   $ 23,062    $ 10,010          55%
                                                    ---------   --------    --------         ---
RETAIL:
Seville Square (2)                Kansas City         119,000   $ 32,100       9,377          60%         1Q 99         3Q 99
Valencia Place                    Kansas City          81,000     14,362       1,128           0%         4Q 99         2Q 00
                                                    ---------   --------    --------         ---
Total or Weighted Average                             200,000   $ 46,462    $ 10,505          36%
                                                    ---------   --------    --------         ---
Total or Weighted Average                           5,466,000   $637,549    $161,425          62%
                                                    =========   ========    ========         ===
----------
(1) Includes the effect of letters of intent
(2) Redevelopment Project

                                                                                                               ESTIMATED
                                              SQUARE     BUDGETED    COST AT     PRE-LEASING     ESTIMATED   STABILIZATION
             NAME               LOCATION      FOOTAGE      COST      9/30/98    PERCENTAGE(1)   COMPLETION       DATE
----------------------------- ------------ ------------ ---------- ----------- --------------- ------------ --------------
 COMPLETED -- NOT STABILIZED
OFFICE:
Ridgefield III                Asheville        57,000   $  5,500    $  4,129          29%         3Q 98         3Q 99
Situs II                      RTP              59,000      6,300       4,614          48%         3Q 98         2Q 99
Patewood VI                   Greenville      107,000     11,400       9,938          90%         3Q 98         1Q 99
Cool Springs I                Nashville       153,000     16,800      10,770          50%         3Q 98         1Q 99
Maitland II (C N A)           Orlando          50,000      4,950       3,503         100%         3Q 98         1Q 99
                                              -------   --------    --------         ---
Total or Weighted Average                     426,000   $ 44,950    $ 32,955          63%
                                              -------   --------    --------         ---
INDUSTRIAL:
Chastain II                   Atlanta          67,000      2,602       1,791         100%         3Q 98         4Q 98
Tradeport 1                   Atlanta          87,000      3,100       2,448           0%         3Q 98         1Q 99
Tradeport 2                   Atlanta          87,000      3,100       2,449           0%         3Q 98         2Q 99
                                              -------   --------    --------         ---
Total or Weighted Average                     241,000   $  8,802    $  6,688          28%
                                              -------   --------    --------         ---
Total or Weighted Average                     667,000   $ 53,752    $ 39,643          50%
                                              -------   --------    --------         ---
Grand Total                                 6,133,000   $691,301    $201,068          60%
                                            =========   ========    ========         ===

----------
(1) Includes the effect of letters of intent

(2) Redevelopment Project

                                                             DEVELOPMENT ANALYSIS
                                                 SQUARE             BUDGETED          PRE-LEASING
          DOLLARS IN THOUSANDS                   FOOTAGE              COST           PERCENTAGE(1)
----------------------------------------   ------------------   ----------------   ----------------
SUMMARY BY ESTIMATED STABILIZATION DATE:
  Fourth Quarter 1989 ..................       435,000          $ 42,202                100%
  First Quarter 1999 ...................   1,032,000              83,248                 68%
  Second Quarter 1999 ..................     824,000              58,102                 66%
  Third Quarter 1999 ...................     750,000              83,471                25 %
  Fourth Quarter 1999 ..................     759,000              91,271                 37%
  First Quarter 2000 ...................     877,000             109,187                 73%
  Second Quarter 2000 ..................     835,000             131,601                 64%
  Third Quarter 2000 ...................      80,000              10,000                100%
  Third Quarter 2001 ...................     200,000              29,219                100%
  Fourth Quarter 2001 ..................     341,000              53,000                 30%
                                           -----------          --------            --------------
   Total or Weighted Average ...........   6,133,000            $691,301                 60%
                                           ===========          ========            ==============
SUMMARY BY MARKET:
  Asheville ............................      57,000            $  5,500                 29%
  Atlanta ..............................     678,000              52,717                 54%
  Baltimore ............................     235,000              27,700                 47%
  Charlotte ............................     144,000              12,090                 39%
  Greenville ...........................     107,000              11,400                 90%
  Hampton Roads ........................      76,000               7,477                 15%
  Kansas City ..........................     441,000              80,482                 39%
  Memphis ..............................     138,000              14,500                 63%
  Nashville ............................      722,00              97,430                 52%
  Orlando ..............................     712,000              99,235                 66%
  Piedmont Triad .......................     411,000              20,600                 51%
  Research Triangle ....................     404,000              47,800                 52%
  Richmond .............................     424,000              32,327                 23%
  South Florida ........................     173,000              22,500                 60%
  Tampa ................................   1,313,000             149,618                 98%
  Virginia Beach .......................      98,000               9,925                 36%
                                           -----------          --------            --------------
   Total ...............................   6,133,000            $691,301                 60%
                                           ===========          ========            ==============
   Build-to-Suit .......................   1,394,000            $185,203                100%
   Multi-Tenant ........................   4,739,000             506,098                 49%
                                           -----------          --------            --------------
                                           6,133,000            $691,301                 60%
                                           ===========          ========            ==============
                                           AVERAGE RENTABLE        AVERAGE              AVERAGE
                                              SQUARE FEET       BUDGETED COST        PRE-LEASING(1)
                                           ------------------   ----------------    --------------
PER PROPERTY TYPE:
  Office ...............................     120,548            $ 14,595                 64%
  Industrial ...........................     108,750               3,983                 48%
  Retail ...............................     100,000              23,231                 36%
                                           -----------          --------            --------------
                                             117,942            $ 13,294                 60%
                                           ===========          ========            ==============

----------
(1) Includes the effect of letters of intent

     The following tables set forth certain information about the Company's leasing activities for the three months ended September 30, June 30, and March 31, 1998 and December 31, 1997.



                                                                      OFFICE LEASING STATISTICS
                                                                          THREE MONTHS ENDED
                                        --------------------------------------------------------------------------------------
                                            9/30/98           6/30/98          3/31/98         12/31/97       WEIGHTED AVERAGE
                                        ---------------   --------------   --------------   --------------   -----------------
NET EFFECTIVE RENTS RELATED TO
 RE-LEASED SPACE:
Number of lease transactions
 (signed leases)                                  207              285              242              158               223
Rentable square footage leased              1,645,913        1,099,805          966,990          772,149         1,121,214
Average per rentable square foot
 over the lease term:
   Base rent                              $    16.18        $   15.53        $   15.54        $   15.91         $   15.79
   Tenant improvements                         ( 0.71)          ( 1.00)          ( 0.70)          ( 1.16)           ( 0.89)
   Leasing commissions                         ( 0.42)          ( 0.27)          ( 0.30)          ( 0.32)           ( 0.33)
   Rent concessions                             0.00            ( 0.03)          ( 0.03)          ( 0.02)           ( 0.02)
                                          -----------       ----------       ----------       ----------        ----------
   Effective rent                              15.05            14.23            14.51            14.41             14.55
   Expense stop(1)                             ( 4.45)          ( 4.22)          ( 4.35)          ( 3.73)           ( 4.19)
                                          -----------       ----------       ----------       ----------        ----------
   Equivalent effective net rent          $    10.60        $   10.01        $   10.16        $   10.68         $   10.36
                                          ===========       ==========       ==========       ==========        ==========
Average term in years                               5                5                5                4                 5
                                          ===========       ==========       ==========       ==========        ==========
CAPITAL EXPENDITURES RELATED TO
 RE-LEASED SPACE:
Tenant Improvements:
 Total dollars committed under
   signed leases                          $ 6,754,100       $5,849,409       $3,717,938       $3,784,078        $5,026,381
 Rentable square feet                       1,645,913        1,099,805          966,990          772,149         1,121,214
                                          -----------       ----------       ----------       ----------        ----------
 Per rentable square foot                 $     4.10        $    5.32        $    3.84        $    4.90         $    4.48
                                          ===========       ==========       ==========       ==========        ==========
Leasing Commissions:
 Total dollars committed under
   signed leases                          $ 3,694,473       $1,356,002       $1,349,444       $1,041,790        $1,860,427
 Rentable square feet                       1,645,913        1,099,805          966,990          772,149         1,121,214
                                          -----------       ----------       ----------       ----------        ----------
 Per rentable square foot                 $     2.24        $    1.23        $    1.40        $    1.35         $    1.66
                                          ===========       ==========       ==========       ==========        ==========
Total:
 Total dollars committed under
   signed leases                          $10,448,573       $7,205,411       $5,067,382       $4,825,868        $6,886,808
 Rentable square feet                       1,645,913        1,099,805          966,990          772,149         1,121,214
                                          -----------       ----------       ----------       ----------        ----------
 Per rentable square foot                 $     6.35        $    6.55        $    5.24        $    6.25         $    6.14
                                          ===========       ==========       ==========       ==========        ==========
RENTAL RATE TRENDS:
Average final rate with expense
 pass throughs                            $    14.51        $   13.91        $   13.56        $   13.23         $   13.80
Average first year cash rental rate       $    15.43        $   14.87        $   14.65        $   14.04         $   14.75
                                          -----------       ----------       ----------       ----------        ----------
Percentage increase                              6.34%            6.90%            8.04%            6.12%             6.85%
                                          ===========       ==========       ==========       ==========        ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Company will not be reimbursed by the tenants.

                                                                         INDUSTRIAL LEASING STATISTICS
                                                                              THREE MONTHS ENDED
                                                 -----------------------------------------------------------------------------
                                                    9/30/98        6/30/98        3/31/97       12/31/97      WEIGHTED AVERAGE
                                                 ------------   ------------   ------------   ------------   -----------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
 SPACE:
Number of lease transactions (signed leases)             56             41             66             56               55
Rentable square footage leased                      314,549        194,014        308,787        464,733          320,521
Average per rentable square foot over the
 lease term:
   Base rent                                        $  6.59        $  6.99        $  6.35        $  4.35          $  6.07
   Tenant improvements                                (0.23)         (0.29)         (0.38)         (0.12)           (0.26)
   Leasing commissions                                (0.09)         (0.19)         (0.15)         (0.08)           (0.13)
   Rent concessions                                 $  0.00        $  0.00        $  0.00        $  0.00          $  0.00
                                                   --------       --------       --------       --------         --------
   Effective rent                                   $  6.27        $  6.51        $  5.82        $  4.15          $  5.69
   Expense stop(1)                                    (0.44)         (0.52)         (0.43)         (0.30)           (0.42)
                                                   --------       --------       --------       --------         --------
   Equivalent effective net rent                    $  5.83        $  5.99        $  5.39        $  3.85          $  5.27
                                                   ========       ========       ========       ========         ========
 Average term in years                                    4              3              3              3                3
                                                   ========       ========       ========       ========         ========
CAPITAL EXPENDITURES RELATED TO
 RE-LEASED SPACE:
TENANT IMPROVEMENTS:
 Total dollars committed under signed
   leases                                          $248,359       $239,348       $533,334       $157,152         $294,548
 Rentable square feet                               314,549        194,014        308,787        464,733          320,521
                                                   --------       --------       --------       --------         --------
 Per rentable square foot                           $  0.79        $  1.23        $  1.73        $  0.34          $  0.92
                                                   ========       ========       ========       ========         ========
LEASING COMMISSIONS:
 Total dollars committed under signed
   leases                                          $ 99,574       $130,243       $153,967       $108,899         $123,171
 Rentable square feet                               314,549        194,014        308,787        464,733          320,521
                                                   --------       --------       --------       --------         --------
 Per rentable square foot                           $  0.32        $  0.67        $  0.50        $  0.23          $  0.38
                                                   ========       ========       ========       ========         ========
Total:
 Total dollars committed under signed
   leases                                          $347,933       $369,591       $687,301       $266,051         $417,719
 Rentable square feet                               314,549        194,014        308,787        464,733          320,521
                                                   --------       --------       --------       --------         --------
 Per rentable square foot                           $  1.11        $  1.90        $  2.23        $  0.57          $  1.30
                                                   ========       ========       ========       ========         ========
RENTAL RATE TRENDS:
Average final rate with expense pass
 throughs                                           $  5.40        $  6.09        $  5.77        $  4.31          $  5.39
Average first year cash rental rate                 $  5.54        $  6.50        $  6.09        $  4.32          $  5.61
                                                   --------       --------       --------       --------         --------
Percentage increase                                    2.59%          6.73%          5.55%          0.23%            4.08%
                                                   ========       ========       ========       ========         ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Company will not be reimbursed by the tenants.

                                                          RETAIL LEASING STATISTICS
                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                                   9/30/98
                                                         --------------------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)                            11
Rentable square footage leased                                      37,258
Average per rentable square foot over the lease term:
   Base rent                                                       $ 13.59
   Tenant improvements                                              ( 0.14)
   Leasing commissions                                              ( 0.44)
   Rent concessions                                                $  0.00
                                                                  --------
   Effective rent                                                  $ 13.01
   Expense stop                                                     ( 0.09)
                                                                  --------
   Equivalent effective net rent                                   $ 12.92
                                                                  --------
 Average term in years                                                   6
                                                                  ========
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
TENANT IMPROVEMENTS:
 Total dollars committed under signed leases                      $ 21,000
 Rentable square feet                                               37,258
                                                                  --------
 Per rentable square foot                                         $   0.56
                                                                  ========
LEASING COMMISSIONS:
 Total dollars committed under signed leases                      $ 99,268
 Rentable square feet                                               37,258
                                                                  --------
 Per rentable square foot                                         $   2.66
                                                                  ========
TOTAL:
 Total dollars committed under signed leases                      $120,268
 Rentable square feet                                               37,258
                                                                  --------
 Per rentable square foot                                         $   3.23
                                                                  ========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs                     $   8.55
Average first year cash rental rate                               $  10.53
                                                                  --------
Percentage increase                                                  23.16%
                                                                  ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which the Company will not be reimbursed by the tenants.

     The following tables set forth scheduled lease expirations for executed leases as of September 30, 1998 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                             AVERAGE
                                                                         ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                     TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
       YEAR OF                      RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
        LEASE         NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
-------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1998        497      1,423,156              5.0%             $ 21,788         $  15.31             4.9%
        1999              896      4,127,972             14.3%               60,527            14.66            13.7%
        2000              882      4,107,372             14.4%               64,611            15.73            14.6%
        2001              754      4,099,157             14.3%               64,207            15.66            14.6%
        2002              599      4,027,554             14.0%               63,705            15.82            14.4%
        2003              456      3,386,794             11.8%               52,865            15.61            12.0%
        2004              102      1,492,207              5.2%               23,192            15.54             5.3%
        2005               74      1,254,342              4.4%               18,380            14.65             4.2%
        2006               51      1,246,624              4.3%               19,329            15.51             4.4%
        2007               27        845,503              2.9%               13,611            16.10             3.1%
      Thereafter           77      2,697,206              9.4%               38,906            14.42             8.8%
                          ---      ---------            -----              --------         --------           -----
  Total or average      4,415     28,707,887            100.0%             $441,121         $  15.37           100.0%
                        =====     ==========            =====              ========         ========           =====

INDUSTRIAL PROPERTIES:



                                                                                            AVERAGE
                                                                                             ANNUAL       PERCENTAGE OF
                                    TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                   RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
   YEAR OF LEASE     NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION        LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
Remainder of 1998       129       1,180,807             10.4%              $ 5,947          $  5.04            10.9%
        1999            195       2,279,095             20.1%               12,489             5.48            22.8%
        2000            175       2,218,665             19.7%               10,791             4.86            19.7%
        2001            145       1,690,266             15.0%                7,923             4.69            14.5%
        2002             64       1,211,800             10.7%                5,501             4.54            10.1%
        2003             45         672,037              5.9%                3,330             4.96             6.1%
        2004             11       1,048,258              9.3%                3,983             3.80             7.3%
        2005              8          95,380              0.8%                  696             7.30             1.3%
        2006              3         226,880              2.0%                1,050             4.63             1.9%
        2007              5         505,989              4.5%                1,774             3.51             3.2%
     Thereafter           4         185,921              1.6%                1,180             6.35             2.2%
                        ---       ---------            -----               -------          -------           -----
 Total or average       784      11,315,098            100.0%              $54,664          $  4.83           100.0%
                        ===      ==========            =====               =======          =======           =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:



                                                                                             AVERAGE
                                                                         ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                     TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
       YEAR OF                      RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
        LEASE         NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
-------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1998        49         136,095              6.1%              $ 1,478         $  10.86             5.9%
        1999              73         308,281             13.9                 2,906             9.43            11.6
        2000              75         269,127             12.1                 3,116            11.58            12.4
        2001              55         213,801              9.6                 2,925            13.68            11.6
        2002              38         159,110              7.2                 2,052            12.90             8.2
        2003              33         166,182              7.5                 2,504            15.07            10.0
        2004              15         162,378              7.3                 1,239             7.63             4.9
        2005              13          88,630              4.0                 1,308            14.76             5.2
        2006               9         103,967              4.7                 1,096            10.54             4.4
        2007               9          69,144              3.1                   966            13.97             3.8
      Thereafter          33         539,906             24.5                 5,532            10.25            22.0
                          --         -------            -----               -------         --------           -----
  Total or average       402       2,216,621            100.0%              $25,122         $  11.33           100.0%
                         ===       =========            =====               =======         ========           =====

TOTAL:



                                                                                                    PERCENTAGE OF
                                          TOTAL            PERCENTAGE OF          ANNUAL RENTS      LEASED RENTS
                                         RENTABLE      LEASED SQUARE FOOTAGE     UNDER EXPIRING      REPRESENTED
    YEAR OF LEASE        NUMBER OF     SQUARE FEET         REPRESENTED BY          LEASES (1)        BY EXPIRING
      EXPIRATION           LEASES        EXPIRING         EXPIRING LEASES        (IN THOUSANDS)        LEASES
---------------------   -----------   -------------   -----------------------   ----------------   --------------
  Remainder of 1998          675        2,740,058                6.5%               $ 29,213              5.6%
         1999              1,164        6,715,348               15.9                  75,922             14.6
         2000              1,132        6,595,164               15.6                  78,518             15.0
         2001                954        6,003,224               14.2                  75,055             14.4
         2002                701        5,398,464               12.8                  71,258             13.7
         2003                534        4,225,013               10.0                  58,699             11.3
         2004                128        2,702,843                6.4                  28,414              5.5
         2005                 95        1,438,352                3.4                  20,384              3.9
         2006                 63        1,577,471                3.7                  21,475              4.1
         2007                 41        1,420,636                3.4                  16,351              3.1
      Thereafter             114        3,423,033                8.1                  45,618              8.8
                           -----        ---------              -----                --------            -----
   Total or average        5,601       42,239,606              100.0%               $520,907            100.0%
                           =====       ==========              =====                ========            =====

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (i) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (ii) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (iii) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Securities Exchange Act of 1934 and (iv) the Company filed a registration statement with the Securities and Exchange Commission containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933, as amended (the "Securities Act"). The plaintiffs seek equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the Plaintiffs' allegations. The Company intends to vigorously defend this litigation. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds (c) During the three months ended September 30, 1998, the Company issued an aggregate of 395,173 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of such Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units were accredited investors under Rule 501 of the Securities Act and none of the offerings involved a general solicitation by the Company. The Company has registered the resale of such shares under the Securities Act.

Item 3. Defaults Upon Senior Securities -- NA
Item 4. Submission of Matters to a Vote of Security Holders -- NA
Item 5. Other Information -- NA
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits




EXHIBIT NO.     DESCRIPTION
-------------   --------------------------------------------------------------------------------------
   2.1(1)       Agreement and Plan of Merger by and among the Company, Jackson Acquisition Corp. and
                J.C. Nichols Company dated December 22, 1997
   2.2(2)       Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Jackson
                Acquisition Corp. and J.C. Nichols Company dated April 23, 1998
    10(3)       Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lenders named therein, dated as of July 3, 1998
    12          Statement re computation of ratios
    27          Financial Data Schedule

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

(b) Reports on Form 8-K

     On July 2, 1998, the Company filed a current report on Form 8-K, dated July 1, 1998, reporting under item 5 of the Form that shareholders of J.C. Nichols Company had approved the merger with the Company.

     On July 23, 1998, the Company filed a current report on Form 8-K, dated July 3, 1998, reporting under item 2 of the Form that the Company had completed its merger with J.C. Nichols Company and under item 5 of the Form that the Company had obtained a $600 million revolving credit facility from a group of lenders.

     On September 28, 1998, the Company filed an amendment to its current report on Form 8-K, dated July 3, 1998, setting forth under item 7 certain pro forma financial information of the Company and audited financial statements of J.C. Nichols Company.

     On September 30, 1998, the Company filed an amendment to its current report on Form 8-K, dated July 3, 1998, setting forth under item 7 certain pro forma financial information of the Company and audited financial statements of J.C. Nichols Company.

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


                                        HIGHWOODS PROPERTIES, INC.


                                        /s/          RONALD P. GIBSON
                                        ----------------------------------------
                                                     RONALD P. GIBSON
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       /s/          CARMAN J. LIUZZO
                                       -----------------------------------------
                                                    CARMAN J. LIUZZO
                                                CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL ACCOUNTING OFFICER)

Date: November 16, 1998