Form 10-K
period 1998-12-31
HIGHWOODS PROPERTIES INC
filed 1999-03-31
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
     For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:


                                                                      Name of Each Exchange on
                        Title of Each Class                               Which Registered
------------------------------------------------------------------   -------------------------
Common stock, $.01 par value......................................   New York Stock Exchange
8% Series B Cumulative Redeemable Preferred Shares ...............   New York Stock Exchange
Depositary Shares Each Representing a  1/10 Fractional Interest in
an 8% Series D Cumulative Redeemable Preferred Share .............   New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 19, 1999 was $1,428,822,630. As of March 19, 1999, there were 61,620,383 shares of common stock, $.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held June 2, 1999 are incorporated by reference in Part III Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HIGHWOODS PROPERTIES, INC.


                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   15
  4.         Submission of Matters to a Vote of Security Holders .......................   15
  X.         Executive Officers of the Registrant ......................................   16
                  PART II
  5.         Market for Registrant's Common Stock and Related Stockholder Matters ......   17
  6.         Selected Financial Data ...................................................   18
  7.         Management's Discussion and Analysis of Financial Condition and Results
             of Operations .............................................................   20
 7A.         Quantitative and Qualitative Disclosures About Market Risk ................   30
  8.         Financial Statements and Supplementary Data ...............................   31
  9.         Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ......................................................   31
                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   32
 11.         Executive Compensation ....................................................   32
 12.         Security Ownership of Certain Beneficial Owners and Management ............   32
 13.         Certain Relationships and Related Transactions ............................   32
                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   33

                                     PART I

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership) as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."


ITEM 1. BUSINESS

General

     The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, we have since evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 1998, we

   o owned or had a majority interest in 658 in-service office, industrial and retail properties, encompassing approximately 44.6 million rentable square feet and 2,325 apartment units;

   o owned an interest (50% or less) in 18 in-service office and industrial properties, encompassing approximately 1.6 million rentable square feet;

   o owned 1,417 acres (and had agreed to purchase an additional 626 acres) of undeveloped land suitable for future development; and

   o were developing an additional 59 properties, which will encompass approximately 6.9 million rentable square feet.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1998, the Company owned 86% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     We also provide leasing, property management, real estate development, construction and miscellaneous services for our properties as well as for third parties. We conduct our third-party, fee-based services through Highwoods Services, Inc., a subsidiary of the Operating Partnership, and through Highwoods/Tennessee Properties, Inc., a wholly owned subsidiary of the Company.


     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.


Operating Strategy

     Diversification. Since the Company's initial public offering in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. For example, our in-service portfolio has expanded from 41 North Carolina office properties (40 of which were in the Research Triangle area of North Carolina) to 676 office, industrial and retail properties and 2,325 apartment units in 20 markets in the Southeast and Midwest.

     Development and Acquisition Opportunities. We generally seek to engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban business parks. We intend to focus our development efforts on build-to-suit projects and projects where we have identified sufficient demand. In build-to-suit development, the building is significantly pre-leased to one or more tenants prior to construction. Build-to-suit projects often foster strong long-term relationships with tenants, creating future development opportunities as the facility needs of tenants increase. We believe our commercially zoned and unencumbered development land in existing business parks is an advantage we have over many of our competitors in pursuing development opportunities.

     We also seek to acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns. These would include acquisitions of underperforming, high-quality properties in our existing markets that offer us opportunities to improve such properties' operating performance.

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Approximately three-quarters of our properties were either developed by us or are managed on a day-to-day basis by personnel who previously managed, leased and/or developed those properties before their acquisition by us.

     Our development and acquisition activities also benefit from our local market presence and knowledge. Our property-level officers have on average more than 20 years of real estate experience in their respective markets. Because of this experience, we are in a better position to evaluate acquisition and development opportunities. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party, fee-based services may lead to development projects when these tenants seek new space.

     Efficient, Customer Service-Oriented Organization. We provide a complete line of real estate services to our tenants and third parties. We believe that our in-house development, acquisition, construction management, leasing and management services allow us to respond to the many demands of our existing and potential tenant base. We provide our tenants cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that the operating efficiencies achieved through our fully integrated organization also provide a competitive advantage in setting our lease rates and pricing other services.

     Flexible and Conservative Capital Structure. We are committed to maintaining a flexible and conservative capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements, including funding our existing and future development activity, through a combination of:

     o borrowings under our unsecured revolving credit facility;

     o the issuance of unsecured debt securities;

     o borrowings of secured debt;

     o the issuance of equity securities by both the Company and the Operating Partnership;

     o the selective disposition of non-core assets; and

     o the sale or contribution of certain of our wholly owned properties to strategic joint ventures to be formed with selected institutional investors.

Recent Developments

     Merger and Acquisition Activity. The following table summarizes the mergers and acquisitions completed during 1998:



                                                                     Acquisition
                                                          Building     Closing      Rentable      Initial
Property                      Location                    Type (1)      Date      Square Feet       Cost
----------------------------  -------------------------- ---------- ------------ ------------- -------------
                                                                       (dollars in thousands)
Stony Point                   Richmond                        O       01/21/98       117,000    $   12,750
Anchor Glass                  Tampa                           O       01/29/98       101,000        12,150
Garcia Portfolio              Tampa                           O       02/04/98     1,233,000       108,000
Alston & Bird                 Charlotte                       O       02/13/98        45,000         7,650
215 South Monroe              Tallahassee                     O       02/19/98       158,000        19,500
Sunset Station                Miami                           O       03/02/98        64,000         8,250
Landmark I & II               Orlando                         O       03/18/98       456,000        70,000
Triad Crow Portfolio          Atlanta                         O       03/26/98       471,000        63,930
University Research Center    Charlotte                       O       03/27/98       148,000        16,050
BTI Corporate Center          Research Triangle               O       03/27/98       163,000        19,950
4601 Park Square              Charlotte                       O       04/09/98       120,000        10,376
Merrill Lynch Building        Baltimore                       O       04/14/98       137,000        14,196
Clark Building                Baltimore                       O       04/16/98       110,000         9,897
Harrison Park                 Ft. Lauderdale                 O/I      04/17/98       643,000        34,000
770 Pelham Road               Greenville                      O       04/24/98        39,000         3,482
4000 Old Court Road           Baltimore                       O       04/28/98        42,000         6,024
Mallard Creek                 Charlotte                       O       05/13/98       143,000        12,500
Bayshore                      Tampa                           O       05/21/98        84,000        12,500
Shelton Portfolio             Piedmont Triad/Charlotte       O/I      05/22/98     4,583,000       162,000
Idlewild                      Tampa                           O       07/01/98        77,000         4,473
J.C. Nichols Portfolio        Kansas City/Des Moines       O/I/R/M    07/13/98     5,700,000       544,000
Sandlake                      Orlando                         O       07/21/98        42,000         5,050
Horizon One                   Hollywood                       O       07/27/98       100,000         7,000
Countryside Place             Clearwater                      O       07/30/98        54,000         4,500
Brandywine                    Tampa                          O/l      08/24/98        76,000         3,900
                                                                                   ---------    ----------
                                                                                  14,906,000    $1,172,128
                                                                                  ==========    ==========

----------
(1) O = Office
     I  = Industrial
     R = Retail
     M = Multifamily

     J.C. Nichols Transaction. On July 13, 1998, we completed our previously reported merger with J.C. Nichols Company, a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997, and amended on April 29, 1998. Prior to consummation of the transaction, J.C. Nichols had been subject to the information requirements of the Securities Exchange Act of 1934 and, in accordance therewith, filed reports and other information with the SEC. As a result of the transaction, we own or have an ownership interest in 57 office, industrial and retail properties and 17 multifamily communities in the Kansas City metropolitan area. Also as a result of the transaction, we have an ownership interest in 22 office and industrial properties and one multifamily community in the Des Moines, Iowa, area.

     Under the terms of the merger agreement, the Company acquired all of the outstanding common stock, $.01 par value, of J.C. Nichols. Under the merger agreement, J.C. Nichols shareholders were entitled to receive either 2.03 shares of the Company's Common Stock or $65 in cash for each share of J.C. Nichols common stock. However, the merger agreement limited the aggregate cash payment to J.C.

Nichols shareholders to 40% of the total consideration. The exchange ratio reflects the average closing price of the Company's Common Stock over the 20 trading days preceding the closing date of the transaction. The transaction was valued at approximately $544 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, the incurrence of approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million.


Joint Venture and Disposition Activity

     For a discussion of our joint venture and disposition activity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments."


Development Activity

     The following table summarizes the 19 development projects placed in service during 1998:


     Placed In Service



                                                                Month
                                                  Building     Placed      Number of     Rentable     Initial
Name                         Location               Type     in Service   Properties   Square Feet    Cost (1)
---------------------------- ------------------- ---------- ------------ ------------ ------------- -----------
                                                                     (dollars in thousands)
Newpoint Place ............. Atlanta                  I       Jan-98           1          119,000    $  4,605
Rexwoods Center V .......... Research Triangle        O       Jan-98           1           60,000       7,251
Airport Center II .......... Richmond                 I       Mar-98           1           72,000       3,274
Colonnade .................. Memphis                  O       Apr-98           1           89,000       9,296
Harpeth On The
  Green V .................. Nashville                O       Apr-98           1           65,000       6,228
Lakeview Ridge II .......... Nashville                O       Apr-98           1           61,000       5,854
Highwoods Five ............. Richmond                 O       Apr-98           1           71,000       6,585
Air Park South
  Warehouse I .............. Piedmont Triad           I       May-98           1          100,000       3,077
ClinTrials Research ........ Research Triangle        O       Jun-98           1          178,000      17,943
Markel-American ............ Richmond                 O       Jun-98           1          106,000      10,386
RMIC ....................... Piedmont Triad           O       Jun-98           1           90,000       7,225
Southpointe ................ Nashville                O       Jun-98           1          104,000       9,616
Network Construction ....... Piedmont Triad           O       Jul-98           1           13,000         733
BB&T ....................... Greenville               O       Sep-98           1           71,000       5,338
2400 Century Center ........ Atlanta                  O       Sep-98           1          135,000      14,921
Automatic Data
  Processing ............... Baltimore                O       Oct-98           1          110,000      12,200
Sabal Pavilion Phase I ..... Tampa                    O       Oct-98           1          121,000       8,609
Southwind Building C ....... Memphis                  O       Dec-98           1           74,000       5,764
Hard Rock Cafe ............. Orlando                  O       Dec-98           1           63,000       5,217
                                                                               -          -------    --------
Total ......................                                                  19        1,702,000    $144,122
                                                                              ==        =========    ========

----------
(1) Initial Cost includes estimated amounts required to complete the project, including tenant improvement costs.

     We had 47 suburban office properties, 10 industrial properties and two retail properties under development totaling 6.9 million rentable square feet of office and industrial space at December 31, 1998. The following table summarizes these development projects as of December 31, 1998:


     In-process



                                               Rentable    Estimated    Cost at     Pre-Leasing     Estimated      Estimated
          Name                Location       Square Feet     Costs     12/31/98   Percentage (1)   Completion   Stablization (2)
----------------------- ------------------- ------------- ----------- ---------- ---------------- ------------ -----------------
                                                                           (dollars in thousands)
Office:
Highwoods Center I
 @ Tradeport            Atlanta                45,000     $  3,717    $  1,610          100%         1Q99            1Q99
Highwoods Center II
 @ Tradeport            Atlanta                53,000        4,825         650           56          4Q99            2Q00
Peachtree Corner        Atlanta               109,000        9,238       2,114            0          4Q99            3Q00
Highwoods I             Baltimore             125,000       15,300       2,973            0          2Q99            4Q99
Mallard Creek V         Charlotte             118,000       12,262       3,289            0          4Q99            4Q00
Parkway Plaza 11        Charlotte              32,000        2,600       1,946           58          1Q99            3Q99
Parkway Plaza 12        Charlotte              22,000        1,800       1,282            0          1Q99            4Q99
Parkway Plaza 14        Charlotte              90,000        7,690       1,834           53          2Q99            1Q00
Lakefront Plaza I       Hampton Roads          76,000        7,477       2,977           20          2Q99            1Q00
Belfort Park C1         Jacksonville           54,000        4,830       1,028            0          3Q99            2Q00
Belfort Park C2         Jacksonville           31,000        2,730         907            0          3Q99            2Q00
Velencia Place          Kansas City           241,000       34,020       6,814           41          1Q00            1Q00
Southwind Building D    Memphis                64,000        6,800       1,918           20          2Q99            4Q99
Caterpillar Financial
 Center                 Nashville             313,000       54,000      12,255           77          1Q00            2Q00
Lakeview Ridge III      Nashville             131,000       13,100       6,813           88          2Q99            2Q99
Westwood South          Nashville             125,000       13,530       5,345           53          3Q99            1Q00
C N A Maitland III      Orlando                78,000        9,885       2,703          100          2Q99            2Q99
Capital Plaza           Orlando               341,000       53,000       9,223           30          1Q00            4Q01
Concourse Center
 One                    Piedmont Triad         86,000        8,400       3,781           25          2Q99            1Q00
3737 Glenwood
 Avenue                 Research Triangle     107,000       16,700       5,287           56          3Q99            1Q00
4101 Research
 Commons                Research Triangle      73,000        9,311       1,691           35          3Q99            2Q00
Capital One Bldg 1      Richmond              124,000       13,728         395          100          2Q99            2Q99
Capital One Bldg 2      Richmond               46,000        4,752          --          100          3Q99            3Q99
Capital One Bldg 3      Richmond              124,000       13,728          --          100          4Q99            4Q99
Eastshore II            Richmond               76,000        7,842       6,976          100          1Q99            2Q99
Highwoods Common        Richmond               49,000        4,840       2,912          100          2Q99            2Q99
Stony Point II          Richmond              133,000       13,881       8,700           35          2Q99            4Q99
Highwoods Square        South Florida          93,000       12,500       7,266           42          1Q99            4Q99
Sportsline USA          South Florida          80,000       10,000       2,576          100          3Q99            3Q99
Intermedia Building 1   Tampa                 200,000       27,040         204          100          1Q00            1Q00
Intermedia Building 2   Tampa                  30,000        4,056          39          100          1Q00            1Q00
Intermedia Building 3   Tampa                 170,000       22,984          44          100          1Q00            1Q00
Intermedia Building 4   Tampa                 200,000       29,219          --          100          2Q00            2Q00
Intermedia Building 5   Tampa                 200,000       29,219          --          100          3Q01            3Q01
Interstate Corporate
 Center(3)              Tampa                 325,000       15,600      14,862           90          1Q99            2Q99
Lakepoint II            Tampa                 225,000       34,106       3,060           52          4Q99            4Q00
                                              -------     --------    --------          ---
In-Process Office Total
or Weighted Average                         4,389,000     $534,710    $123,474           63%
                                            =========     ========    ========          ===
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95%
    occupied or one year from the date of completion.
(3) Redevelopment project.

In-process continued
Name                                                                                           Location
------------------------------------------------------------------------------------------ ----------------
Industrial:
Bluegrass Lakes I                                                                          Atlanta
Chastain III                                                                               Atlanta
Newpoint II                                                                                Atlanta
Air Park South
  Warehouse VI                                                                             Piedmont Triad
HIW Distribution
  Center                                                                                   Richmond
In-Process Industrial Total
or Weighted Average
Retail:
Seville Square                                                                             Kansas City
Valencia Place                                                                             Kansas City
In-Process Retail Total
or Weighted Average
Total or Weighted Average
of all In-Process
Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                                                              Rentable    Estimated    Cost at
Name                                                                                        Square Feet     Costs     12/31/98
------------------------------------------------------------------------------------------ ------------- ----------- ----------
                                                                                                  (dollars in thousands)
Industrial:
Bluegrass Lakes I                                                                            112,000     $  4,700    $  2,999
Chastain III                                                                                  54,000        2,098       1,753
Newpoint II                                                                                  131,000        5,167       1,767
Air Park South
  Warehouse VI                                                                               189,000        8,000       5,537
HIW Distribution
  Center                                                                                     166,000        5,764       6,495
                                                                                             -------     --------    --------
In-Process Industrial Total
or Weighted Average                                                                          652,000     $ 25,729    $ 18,551
                                                                                             =======     ========    ========
Retail:
Seville Square                                                                               119,000     $ 32,100    $ 20,393
Valencia Place                                                                                81,000       14,362          --
                                                                                             -------     --------    --------
In-Process Retail Total
or Weighted Average                                                                          200,000     $ 46,462    $ 20,393
                                                                                             =======     ========    ========
Total or Weighted Average
of all In-Process
Development Projects                                                                       5,241,000     $606,901    $162,418
                                                                                           =========     ========    ========
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95%
    occupied or one year from the date of completion.



                                                                                              Pre-Leasing     Estimated
Name                                                                                        Percentage (1)   Completion
------------------------------------------------------------------------------------------ ---------------- ------------
                                                                                               (dollars in thousands)
Industrial:
Bluegrass Lakes I                                                                                 100%         1Q99
Chastain III                                                                                      100          4Q98
Newpoint II                                                                                        27          3Q99
Air Park South
  Warehouse VI                                                                                    100          1Q99
HIW Distribution
  Center                                                                                           23          1Q99
                                                                                                  ---
In-Process Industrial Total
or Weighted Average                                                                                66%
                                                                                                  ===
Retail:
Seville Square                                                                                     75%         2Q99
Valencia Place                                                                                     50          1Q00
                                                                                                  ---
In-Process Retail Total
or Weighted Average                                                                                65%
                                                                                                  ===
Total or Weighted Average
of all In-Process
Development Projects                                                                               64%
                                                                                                  ===
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                                                               Estimated
Name                                                                                        Stablization (2)
------------------------------------------------------------------------------------------ -----------------
                                                                                              (dollars in
                                                                                               thousands)
Industrial:
Bluegrass Lakes I                                                                                1Q99
Chastain III                                                                                     1Q99
Newpoint II                                                                                      2Q00
Air Park South
  Warehouse VI                                                                                   1Q99
HIW Distribution
  Center                                                                                         4Q99
In-Process Industrial Total
or Weighted Average
Retail:
Seville Square                                                                                   3Q99
Valencia Place                                                                                   1Q00
In-Process Retail Total
or Weighted Average
Total or Weighted Average
of all In-Process
Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Completed-Not Stabilized

Name                                                                                             Location
------------------------------------------------------------------------------------------ -------------------
Office:
Ridgefield III                                                                                  Asheville
10 Glenlakes                                                                                     Atlanta
Patewood VI                                                                                     Greenville
Cool Springs I                                                                                  Nashville
C N A Maitland I                                                                                 Orlando
C N A Maitland II                                                                                Orlando
Highwoods Centre                                                                            Research Triangle
Overlook                                                                                    Research Triangle
Red Oak                                                                                     Research Triangle
Situs II                                                                                    Research Triangle
Highwoods Centre                                                                              Hampton Roads
Completed-Not Stabilized Office
Total or Weighted Average
Industrial:
Chastain II                                                                                      Atlanta
Newpoint III                                                                                     Atlanta
Tradeport 1                                                                                      Atlanta
Tradeport 2                                                                                      Atlanta
Air Park South
  Warehouse II                                                                                Piedmont Triad
Completed-Not Stabilized Industrial
Total or Weighted Average
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects
Total or Weighted Average of
all Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                                                              Rentable    Estimated    Cost at
Name                                                                                        Square Feet     Costs     12/31/98
------------------------------------------------------------------------------------------ ------------- ----------- ----------
                                                                                                  (dollars in thousands)
Office:
Ridgefield III                                                                                57,000     $  5,500    $  4,870
10 Glenlakes                                                                                 254,000       35,100      23,560
Patewood VI                                                                                  107,000       11,400      10,203
Cool Springs I                                                                               153,000       16,800      13,778
C N A Maitland I                                                                             180,000       24,400      19,450
C N A Maitland II                                                                             50,000        4,950       4,670
Highwoods Centre                                                                              76,000        8,300       7,673
Overlook                                                                                      97,000       10,500       8,070
Red Oak                                                                                       65,000        6,000       4,125
Situs II                                                                                      59,000        6,300       5,504
Highwoods Centre                                                                              98,000        9,925       7,473
                                                                                             -------     --------    --------
Completed-Not Stabilized Office
Total or Weighted Average                                                                  1,196,000     $139,175    $109,376
                                                                                           =========     ========    ========
Industrial:
Chastain II                                                                                   67,000        2,602       2,502
Newpoint III                                                                                  84,000        3,000       3,463
Tradeport 1                                                                                   87,000        3,100       2,529
Tradeport 2                                                                                   87,000        3,100       2,529
Air Park South
  Warehouse II                                                                               136,000        4,200       3,012
                                                                                           ---------     --------    --------
Completed-Not Stabilized Industrial
Total or Weighted Average                                                                    461,000     $ 16,002    $ 14,035
                                                                                           =========     ========    ========
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects                                                                       1,657,000     $155,177    $123,411
                                                                                           =========     ========    ========
Total or Weighted Average of
all Development Projects                                                                   6,898,000     $762,078    $285,829
                                                                                           =========     ========    ========
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                                                                Percent
                                                                                                leased/
Name                                                                                        Pre-leased (1)   Completion
------------------------------------------------------------------------------------------ ---------------- ------------
                                                                                               (dollars in thousands)
Office:
Ridgefield III                                                                                     37%         3Q98
10 Glenlakes                                                                                       75          4Q98
Patewood VI                                                                                        92          3Q98
Cool Springs I                                                                                     50          3Q98
C N A Maitland I                                                                                  100          4Q98
C N A Maitland II                                                                                 100          3Q98
Highwoods Centre                                                                                   93          4Q98
Overlook                                                                                           88          4Q98
Red Oak                                                                                            75          4Q98
Situs II                                                                                           77          3Q98
Highwoods Centre                                                                                   50          4Q98
                                                                                                  ---
Completed-Not Stabilized Office
Total or Weighted Average                                                                          77%
                                                                                                  ===
Industrial:
Chastain II                                                                                       100%         3Q98
Newpoint III                                                                                      100          4Q98
Tradeport 1                                                                                        71          3Q98
Tradeport 2                                                                                        72          3Q98
Air Park South
  Warehouse II                                                                                    100          4Q98
                                                                                                  ---
Completed-Not Stabilized Industrial
Total or Weighted Average                                                                          89%
                                                                                                  ===
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects                                                                               80%
                                                                                                  ===
Total or Weighted Average of
all Development Projects                                                                           67%
                                                                                                  ===
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.



                                                                                               Estimated
Name                                                                                        Stablization (2)
------------------------------------------------------------------------------------------ -----------------
                                                                                              (dollars in
                                                                                               thousands)
Office:
Ridgefield III                                                                                   4Q99
10 Glenlakes                                                                                     4Q99
Patewood VI                                                                                      1Q99
Cool Springs I                                                                                   2Q99
C N A Maitland I                                                                                 1Q99
C N A Maitland II                                                                                1Q99
Highwoods Centre                                                                                 1Q99
Overlook                                                                                         2Q99
Red Oak                                                                                          2Q99
Situs II                                                                                         2Q99
Highwoods Centre                                                                                 4Q99
Completed-Not Stabilized Office
Total or Weighted Average
Industrial:
Chastain II                                                                                      1Q99
Newpoint III                                                                                     1Q99
Tradeport 1                                                                                      1Q99
Tradeport 2                                                                                      2Q99
Air Park South
  Warehouse II                                                                                   3Q99
Completed-Not Stabilized Industrial
Total or Weighted Average
Total or Weighted Average of
all Completed-Not Stabilized
Development Projects
Total or Weighted Average of
all Development Projects
----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Development Analysis


                                            Rentable        Estimated       Pre-Leasing
                                          Square Feet         Costs        Percentage (1)
                                         ------------- ------------------ ---------------
                                                      (dollars in thousands)
Summary By Estimated Stablization Date:
First Quarter 1999                       1,051,000     $ 76,267                     96%
Second Quarter 1999                      1,244,000      107,695                     85
Third Quarter 1999                         413,000       53,652                     90
Fourth Quarter 1999                      1,136,000      120,298                     46
First Quarter 2000                       1,206,000      156,259                     62
Second Quarter 2000                        855,000      110,082                     62
Third Quarter 2000                         109,000        9,238                     --
Fourth Quarter 2000                        343,000       46,368                     34
Third Quarter 2001                         200,000       29,219                    100
Fourth Quarter 2001                        341,000       53,000                     30
                                         ---------     --------                    ---
Total or Weighted Average                6,898,000     $762,078                     67%
                                         =========     ========                    ===
Summary by Market:
Asheville                                   57,000     $  5,500                     37%
Atlanta                                  1,083,000       76,647                     68
Baltimore                                  125,000       15,300                     --
Charlotte                                  262,000       24,352                     25
Greenville                                 107,000       11,400                     92
Hampton Roads                              174,000       17,402                     37
Jacksonville                                85,000        7,560                     --
Kansas City                                441,000       80,482                     52
Memphis                                     64,000        6,800                     20
Nashville                                  722,000       97,430                     69
Orlando                                    649,000       92,235                     63
Piedmont Triad                             411,000       20,600                     84
Research Triangle                          477,000       57,111                     70
Richmond                                   718,000       64,535                     70
South Florida                              173,000       22,500                     69
Tampa                                    1,350,000      162,224                     90%
                                         ---------     --------                    ---
Total or Weighted Average                6,898,000     $762,078                     67%
                                         =========     ========                    ===
Build-to-suit                            1,432,000     $189,011                    100%
Multi-tenant                             5,466,000      573,067                     59
                                         ---------     --------                    ---
Total or Weighted Average                6,898,000     $762,078                     67%
                                         =========     ========                    ===
                                           Average                           Average
                                           Rentable        Average             Pre-
                                         Square Feet   Estimated Costs      Leasing(1)
                                         ------------- ------------------   ----------
Average Per Property Type:
Office                                     118,830     $ 14,338                     66%
Industrial                                 111,300        4,173                     75
Retail                                     100,000       23,231                     65
                                         ---------     --------             ----------
Weighted Average                           116,915     $ 12,917                     67%
                                         =========     ========             ==========

----------
(1) Includes the effect of letters of intent.


Competition
     Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.


Employees
     As of December 31, 1998, the Company employed 691 persons, as compared to 476 at December 31, 1997. As of December 31, 1998, the Operating Partnership employed 609 persons, as compared to 468 persons at December 31, 1997. These increases are primarily a result of our expansion within our existing markets and into the Kansas City metropolitan area and Des Moines, Iowa.

ITEM 2. PROPERTIES
General

     As of December 31, 1998, we owned or had a majority interest in 658 in-service office, industrial and retail properties, encompassing approximately
44.6 million rentable square feet and 2,325 apartment units. The following table sets forth certain information about our majority-owned in-service properties at December 31, 1998 in each of our 20 markets:


                                                                       Percentage of December 1998 Rental Revenue
                                 Rentable                      ----------------------------------------------------------
                              Square Feet (1)   Occupancy (2)    Office    Industrial   Retail   Multi-Family     Total
                            ------------------ --------------- ---------- ------------ -------- -------------- ----------
Research Triangle .........      5,095,000            92%          12.6%       0.3%        --          --          12.9%
Tampa .....................      4,651,000            92           11.2        0.4         --          --          11.6
Kansas City ...............      3,052,000(3)         93            3.0        0.3        4.8%        3.1%         11.2
Atlanta ...................      5,495,000            94            8.2        2.0         --          --          10.2
Piedmont Triad ............      9,069,000            97            5.7        4.3         --          --          10.0
South Florida .............      3,182,000            92            8.1        0.6         --          --           8.7
Orlando ...................      2,546,000            94            6.3         --         --          --           6.3
Nashville .................      2,052,000            93            5.0        0.6         --          --           5.6
Richmond ..................      1,633,000            93            3.8        0.2         --          --           4.0
Charlotte .................      2,043,000            95            3.4        0.5         --          --           3.9
Jacksonville ..............      1,482,000            93            3.2         --         --          --           3.2
Greenville ................      1,113,000            95            2.4        0.2         --          --           2.6
Memphis ...................        779,000            98            2.6         --         --          --           2.6
Baltimore .................        763,000            95            2.1         --         --          --           2.1
Des Moines ................        410,000            97            1.2         --         --         0.6           1.8
Tallahassee ...............        410,000            97            1.2         --         --          --           1.2
Columbia ..................        425,000            96            1.2         --         --          --           1.2
Hampton Roads .............        266,000            98            0.4        0.1         --          --           0.5
Asheville .................        124,000           100            0.2        0.1         --          --           0.3
Ft. Myers .................         52,000            64            0.1         --         --          --           0.1
                                 -----------         ---           ----        ---        ---         ---         -----
                                44,642,000(3)         94%          81.9%       9.6%       4.8%        3.7%        100.0%
                                ============         ===           ====        ===        ===         ===         =====

----------
(1) Excludes 1,907 apartment units in Kansas City and 418 apartment units in Des Moines.
(2) Excludes Kansas City's apartment units occupancy of 96% and Des Moines' apartment units occupancy of 99%.
(3) Excludes 572,000 square feet of basement space.

     The following table sets forth certain information about the portfolio of our majority-owned in-service and development properties as of December 31, 1998 and 1997:


                                   December 31, 1998              December 31, 1997
                              ----------------------------   ---------------------------
                                                 Percent                       Percent
                                 Rentable        Leased/        Rentable       Leased/
                               Square Feet     Pre-Leased     Square Feet     Pre-leased
                              -------------   ------------   -------------   -----------
In-Service
  Office ..................    31,110,000           94%       23,842,000          94%
  Industrial ..............    11,871,000           93         6,879,000          93
  Retail ..................     1,661,000           92                --          --
                               ----------           --        ----------          --
   Total ..................    44,642,000           94%       30,721,000          94%
                               ==========           ==        ==========          ==
Under Development
Completed -- Not Stabilized
  Office ..................     1,196,000           77%               --          --
  Industrial ..............       461,000           89                --          --
  Retail ..................            --           --                --          --
                               ----------           --        ----------          --
   Total ..................     1,657,000           80%               --          --
                               ==========           ==        ==========          ==
In Process
  Office ..................     4,389,000           63%        2,688,000          43%
  Industrial ..............       652,000           66           585,000          26
  Retail ..................       200,000           65                --          --
                               ----------           --        ----------          --
   Total ..................     5,241,000           64%        3,273,000          40%
                               ==========           ==        ==========          ==
Total
  Office ..................    36,695,000                     26,530,000
  Industrial ..............    12,984,000                      7,464,000
  Retail ..................     1,861,000                             --
                               ----------                     ----------
   Total ..................    51,540,000                     33,994,000
                               ==========                     ==========

Tenants
     The following table sets forth information concerning the 20 largest tenants of our majority-owned in-service properties as of December 31, 1998:



                                                                                     Percent of Total
                                                  Number          Annualized            Annualized
Tenant                                          of Leases     Rental Revenue (1)      Rental Revenue
--------------------------------------------   -----------   --------------------   -----------------
                                                               (dollars in thousands)
 1. IBM ....................................        15             $ 14,422                 2.6%
 2. Federal Government .....................        64               13,991                 2.5
 3. Bell South .............................        56                9,693                 1.8
 4. The Racal Corporation ..................        12                6,878                 1.2
 5. US Airways .............................         9                6,513                 1.2
 6. AT&T ...................................         7                6,462                 1.2
 7. State of Florida .......................        27                6,341                 1.1
 8. Northern Telecom Inc.  .................         3                5,193                 0.9
 9. Sara Lee ...............................        10                4,953                 0.9
10. Sprint .................................        18                4,722                 0.9
11. NationsBank ............................        27                4,606                 0.8
12. Intermedia Communications ..............        17                4,361                 0.8
13. PricewaterhouseCoopers .................         6                3,793                 0.7
14. MCI Worldcom ...........................        28                3,693                 0.7
15. GTE ....................................         8                3,688                 0.7
16. Prudential .............................        20                3,632                 0.7
17. Blue Cross & Blue Shield of NC .........         8                3,343                 0.6
18. Travelers ..............................         5                3,122                 0.6
19. Lockheed Martin Corporation ............         2                2,949                 0.5
20. ClinTrials Research ....................         1                2,790                 0.5
                                                    --             --------                ----
     Total .................................       343             $115,145                20.9%
                                                   ===             ========                ====

----------
(1) Annualized Rental Revenue is December 1998 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the years ended December 31, 1998, 1997 and 1996.



                                                             1998
                                          -------------------------------------------
                                              Office       Industrial       Retail
                                          -------------- -------------- -------------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions (signed
 leases) ................................        1,042            207           26
Rentable square footage leased ..........    5,004,005      1,400,108       66,964
Average per rentable square foot over
 the lease term:
 Base rent ..............................  $    16.00      $    5.81       $ 14.81
 Tenant improvements ....................       ( 0.81)         (0.26)      ( 0.82)
 Leasing commissions ....................       ( 0.35)         (0.12)      ( 0.58)
 Rent concessions .......................       ( 0.03)         (0.00)      ( 0.26)
                                           -----------     ----------      -------
 Effective rent .........................  $    14.81      $    5.43       $ 13.15
 Expense stop (1) .......................       ( 4.25)         (0.37)      ( 0.84)
                                           -----------     ----------      -------
 Equivalent effective net rent ..........  $    10.56      $    5.06       $ 12.31
                                           ===========     ==========      =======
Average term in years ...................            5              3            6
                                           ===========     ==========      =======
Rental Rate Trends:
Average final rate with expense pass-
 throughs ...............................  $    14.12      $    5.39       $ 10.35
Average first year cash rental rate .....  $    15.12      $    5.58       $ 12.41
                                           -----------     ----------      -------
Percentage increase .....................         7.08%          3.53%       19.9  %
                                           ===========     ==========      =======
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under
  signed leases .........................  $19,144,349     $1,226,526      $340,620
 Rentable square feet ...................    5,004,005      1,400,108       66,964
                                           -----------     ----------      --------
 Per rentable square foot ...............  $     3.83      $    0.88       $  5.09
                                           ===========     ==========      ========
Leasing Commissions:
 Total dollars committed under
  signed leases .........................  $ 8,348,495     $  558,840      $222,315
 Rentable square feet ...................    5,004,005      1,400,108       66,964
                                           -----------     ----------      --------
 Per rentable square foot ...............  $     1.67      $    0.40       $  3.32
                                           ===========     ==========      ========
Total:
 Total dollars committed under
  signed leases .........................  $27,492,844     $1,785,367      $562,935
 Rentable square feet ...................    5,004,005      1,400,108       66,964
                                           -----------     ----------      --------
 Per rentable square foot ...............  $     5.49      $    1.28       $  8.41
                                           ===========     ==========      ========



                                                      1997                          1996
                                          ----------------------------- -----------------------------
                                              Office       Industrial       Office       Industrial
                                          -------------- -------------- -------------- --------------
Net Effective Rents Related to
 Re-Leased Space:
Number of lease transactions (signed
 leases) ................................          520            241            306            240
Rentable square footage leased ..........    2,531,393      1,958,539      1,158,563      2,302,151
Average per rentable square foot over
 the lease term:
 Base rent ..............................  $    16.04      $    5.37      $   15.00      $    4.68
 Tenant improvements ....................       ( 1.06)         (0.22)        ( 0.93)         (0.15)
 Leasing commissions ....................       ( 0.39)         (0.13)        ( 0.31)         (0.10)
 Rent concessions .......................       ( 0.01)         (0.01)            --             --
                                           -----------     ----------     ----------     ----------
 Effective rent .........................  $    14.58      $    5.01      $   13.76      $    4.43
 Expense stop (1) .......................       ( 3.53)         (0.23)        ( 3.36)         (0.39)
                                           -----------     ----------     ----------     ----------
 Equivalent effective net rent ..........  $    11.05      $    4.78      $   10.40      $    4.04
                                           ===========     ==========     ==========     ==========
Average term in years ...................            4              3              4              2
                                           ===========     ==========     ==========     ==========
Rental Rate Trends:
Average final rate with expense pass-
 throughs ...............................  $    13.78      $    5.08      $   13.64      $    4.41
Average first year cash rental rate .....  $    14.76      $    5.37      $   14.46      $    4.68
                                           -----------     ----------     ----------     ----------
Percentage increase .....................        7.11%          5.71%          6.01%          6.12%
                                           ===========     ==========     ==========     ==========
Capital Expenditures Related to
 Re-leased Space:
Tenant Improvements:
 Total dollars committed under
  signed leases .........................  $11,443,099     $1,421,203     $4,496,523     $  685,880
 Rentable square feet ...................    2,531,393      1,958,539      1,158,563      2,302,151
                                           -----------     ----------     ----------     ----------
 Per rentable square foot ...............  $     4.52      $    0.73      $    3.88      $    0.30
                                           ===========     ==========     ==========     ==========
Leasing Commissions:
 Total dollars committed under
  signed leases .........................  $ 4,247,280     $  890,280     $1,495,498     $  470,090
 Rentable square feet ...................    2,531,393      1,958,539      1,158,563      2,302,151
                                           -----------     ----------     ----------     ----------
 Per rentable square foot ...............  $     1.68      $    0.45      $    1.29      $    0.20
                                           ===========     ==========     ==========     ==========
Total:
 Total dollars committed under
  signed leases .........................  $15,690,379     $2,311,483     $5,992,021     $1,155,970
 Rentable square feet ...................    2,531,393      1,958,539      1,158,563      2,302,151
                                           -----------     ----------     ----------     ----------
 Per rentable square foot ...............  $     6.20      $    1.18      $    5.17      $    0.50
                                           ===========     ==========     ==========     ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of December 31, 1998, assuming no tenant exercises renewal options.


Office Properties:



                                                                                           Average         Percentage of
                                                   Percentage of                            Annual         Leased Rents
                                  Rentable             Leased         Annual Rents       Rental Rate        Represented
                Number of       Square Feet        Square Footage         Under           Per Square            by
    Lease         Leases         Subject to        Represented by       Expiring           Foot for          Expiring
  Expiring       Expiring     Expiring Leases     Expiring Leases      Leases (1)      Expirations (1)        Leases
------------   -----------   -----------------   -----------------   --------------   -----------------   --------------
                                 (dollars in thousands, except per square foot amounts)
    1999          1,157           4,591,018             15.7%           $ 67,351          $  14.67              14.9%
    2000            888           4,301,260             14.7              68,599             15.95              15.1
    2001            822           4,423,839             15.2              70,487             15.93              15.6
    2002            606           4,075,947             14.0              65,138             15.98              14.4
    2003            547           3,777,446             12.9              59,652             15.79              13.2
    2004            123           1,593,580              5.5              25,073             15.73               5.5
    2005             79           1,231,194              4.2              18,365             14.92               4.1
    2006             49           1,266,155              4.3              19,601             15.48               4.3
    2007             30             852,442              2.9              13,792             16.18               3.0
    2008             50           1,858,769              6.4              24,513             13.19               5.4
Thereafter           38           1,217,215              4.2              20,538             16.87               4.5
                  -----           ---------            -----            --------          --------             -----
                  4,389          29,188,865            100.0%           $453,109          $  15.52             100.0%
                  =====          ==========            =====            ========          ========             =====

Industrial Properties:



                                                                                           Average         Percentage of
                                                   Percentage of                            Annual         Leased Rents
                                  Rentable             Leased         Annual Rents       Rental Rate        Represented
                Number of       Square Feet        Square Footage         Under           Per Square            by
    Lease         Leases         Subject to        Represented by       Expiring           Foot for          Expiring
  Expiring       Expiring     Expiring Leases     Expiring Leases      Leases (1)      Expirations (1)        Leases
------------   -----------   -----------------   -----------------   --------------   -----------------   --------------
                                 (dollars in thousands, except per square foot amounts)
    1999           277            3,200,856             28.9%            $16,432           $  5.13              30.7%
    2000           169            2,101,731             18.9              10,035              4.77              18.8
    2001           150            1,747,306             15.7               8,198              4.69              15.4
    2002            63            1,194,952             10.8               5,436              4.55              10.2
    2003            47              677,846              6.1               3,471              5.12               6.5
    2004            14            1,084,333              9.8               4,259              3.93               8.0
    2005            10              125,380              1.1                 906              7.23               1.7
    2006             2              196,600              1.8                 892              4.54               1.7
    2007             4              489,125              4.4               1,726              3.53               3.2
    2008             6              247,737              2.2               1,879              7.58               3.5
Thereafter           1               29,876              0.3                 166              5.56               0.3
                   ---            ---------            -----             -------           -------             -----
                   743           11,095,742            100.0%            $53,400           $  4.81             100.0%
                   ===           ==========            =====             =======           =======             =====

----------
(1) Annual Rents Under Expiring Leases are December 1998 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:



                                                                                           Average         Percentage of
                                                   Percentage of                            Annual         Leased Rents
                                  Rentable             Leased         Annual Rents       Rental Rate        Represented
                Number of       Square Feet        Square Footage         Under           Per Square            by
    Lease         Leases         Subject to        Represented by       Expiring           Foot for          Expiring
  Expiring       Expiring     Expiring Leases     Expiring Leases      Leases (1)      Expirations (1)        Leases
------------   -----------   -----------------   -----------------   --------------   -----------------   --------------
                                 (dollars in thousands, except per square foot amounts)
    1999           105             448,476              20.7%            $ 4,079          $  9.10               15.5%
    2000            72             266,311              12.3               3,086            11.59               11.7
    2001            62             232,185              10.7               3,241            13.96               12.3
    2002            39             155,927               7.2               2,099            13.46                8.0
    2003            41             201,509               9.3               3,100            15.38               11.8
    2004            14             157,114               7.3               1,138             7.24                4.3
    2005            13              64,999               3.0               1,376            21.17                5.2
    2006             9             103,967               4.8               1,151            11.07                4.4
    2007             8              63,125               2.9                 987            15.64                3.7
    2008            14             105,765               4.9               2,333            22.06                8.8
Thereafter          21             363,400              16.9               3,784            10.41               14.3
                   ---             -------             -----             -------          -------              -----
                   398           2,162,778             100.0%            $26,374          $ 12.19              100.0%
                   ===           =========             =====             =======          =======              =====

Total:



                                                                                       Percentage of
                                                   Percentage of                       Leased Rents
                                  Rentable             Leased         Annual Rents      Represented
                Number of       Square Feet        Square Footage         Under             by
    Lease         Leases         Subject to        Represented by       Expiring         Expiring
  Expiring       Expiring     Expiring Leases     Expiring Leases      Leases (1)         Leases
------------   -----------   -----------------   -----------------   --------------   --------------
                        (dollars in thousands, except per square foot amounts)
    1999          1,539           8,240,350             19.4%           $ 87,862            16.5%
    2000          1,129           6,669,302             15.7              81,720            15.3
    2001          1,034           6,403,330             15.1              81,926            15.4
    2002            708           5,426,826             12.8              72,673            13.6
    2003            635           4,656,801             11.0              66,223            12.4
    2004            151           2,835,027              6.7              30,470             5.7
    2005            102           1,421,573              3.3              20,647             3.9
    2006             60           1,566,722              3.7              21,644             4.1
    2007             42           1,404,692              3.3              16,505             3.1
    2008             70           2,212,271              5.2              28,725             5.4
Thereafter           60           1,610,491              3.8              24,488             4.6
                  -----           ---------            -----            --------           -----
                  5,530          42,447,385            100.0%           $532,883           100.0%
                  =====          ==========            =====            ========           =====

----------
(1) Annual Rents Under Expiring Leases are December 1998 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Development Land

     As of December 31, 1998, we owned 1,417 acres and had committed to purchase over the next four years an additional 626 acres of land for development. We estimate that we can develop approximately 22 million square feet of office, industrial and retail space on the development land.

     All of the development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us an advantage in our future development activities over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.


ITEM 3. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations. We intend to vigorously defend this litigation and have filed a motion to dismiss all claims asserted against the defendants. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on our business, financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information with respect to our executive officers:



Name                      Age    Position and Background
----------------------   -----   ---------------------------------------------------------------------------
Ronald P. Gibson         54      Director, President and Chief Executive Officer. Mr. Gibson is one of our
                                 founders and has served as President or managing partner of our predecessor since its formation in 1978.
John L. Turner           52      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
Edward J. Fritsch        40      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined us in 1982.
James R. Heistand        47      Director and Senior Vice President. Mr. Heistand is responsible for our operations in Florida. Mr. Heistand was the founder and president of
                                 Associated Capital Properties, Inc. prior to its merger with the Company.
Gene H. Anderson         53      Director and Senior Vice President. Mr. Anderson manages the operations of our Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.
Michael E. Harris        49      Senior Vice President. Mr. Harris is responsible for our operations in
                                 Tennessee, Missouri, Kansas and Maryland. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with the Company.
                                 Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc
                                 Corporation, a privately owned real estate development firm.
Marcus H. Jackson        42      Senior Vice President. Mr. Jackson is responsible for our operations in
                                 Virginia, North Carolina and South Carolina. Prior to joining us in 1998,
                                 Mr. Jackson was senior vice president of Compass Development and
                                 Construction Services.
Carman J. Liuzzo         38      Vice President, Chief Financial Officer and Treasurer. Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for
                                 Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties,
                                 Inc. Mr. Liuzzo is a certified public accountant.
Mack D. Pridgen, III     49      Vice President and General Counsel. Prior to joining us in 1997,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

     As we have expanded into new markets, we have sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Messrs. Turner, Anderson and Heistand each joined us as executive officers as a result of such business combinations. Mr. Turner entered into a three-year employment contract with us in 1995 and Messrs. Anderson and Heistand each entered into a three-year employment contract with us in 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

     The Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "HIW" since the Company's initial public offering. The following table sets forth the quarterly high and low sales prices per share reported on the NYSE for the quarters indicated and the distributions paid per share during such quarter.



                                          1998                                  1997
                         -------------------------------------- -------------------------------------
Quarter
Ended:                       High        Low      Distribution      High        Low      Distribution
------------------------ ----------- ----------- -------------- ----------- ----------- -------------
  March 31 ............. $ 37.44     $ 32.25        $  0.51     $ 35.50     $ 33.00        $  0.48
  June 30 ..............  35.31       30.69            0.51      33.50       30.00            0.48
  September 30 .........  32.93       23.00            0.54      35.81       31.06            0.51
  December 31 ..........  28.81       24.06            0.54      37.38       35.81            0.51

----------
     On March 19, 1999, the last reported sale price of the Common Stock on the NYSE was $23.19 per share. On March 19, 1999, the Company had 1,429 stockholders of record.

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

     During 1998, the Company's distributions totaled $115,624,000, of which $13,875,000 represented return of capital for financial statement purposes. The minimum distribution per share of Common Stock required to maintain REIT status was approximately $1.62 per share in 1998, $1.56 per share in 1997, $1.44 per share in 1996 and $1.55 per share in 1995.

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

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. During 1998, employees purchased 24,046 shares of Common Stock under the Employee Stock Purchase Plan.


Sales of Unregistered Securities

     On April 1, 1998, the Company issued 13,513 shares of Common Stock in connection with the merger of Eakin & Smith, Inc. into the Company on April 1, 1996. The shares were issued to three principals of Eakin & Smith, Inc., including John W. Eakin, who was an officer and director of the Company. The shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Rule 506. Each of the three principals of Eakin & Smith, Inc. is an accredited investor under Rule 501 of the Securities Act. We exercised reasonable care to assure that the principals were not purchasing the shares with a view to their distribution.

     During 1998, the Company issued an aggregate of 740,561 shares of Common Stock to holders of Common Units upon the redemption of such Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units is an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act.


ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Company as of December 31, 1998, 1997, 1996, 1995 and 1994, for the years ended December 31, 1998, 1997, 1996, 1995, and for the period from June 14, 1994 (commencement of operations) to December 31, 1994. The following table also sets forth selected financial and operating information on a historical basis for the Highwoods Group (the predecessor to the Company) for the period from January 1, 1994, to June 13, 1994. The pro forma operating data for the year ended December 31, 1994 assumes completion of the initial public offering and the Formation Transaction (defined below) as of January 1, 1994.

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

                      The Company and the Highwoods Group

                                                                       Company
                                                                                                     June 14, 1994
                                     Year Ended       Year Ended       Year Ended      Year Ended          to
                                    December 31,     December 31,     December 31,    December 31,    December 31,
                                        1998             1997             1996            1995            1994
                                  ---------------- ---------------- ---------------- -------------- ---------------
                                                  (Dollars in thousands, except per share amounts)
Operating Data:
 Total revenue ..................   $  514,187       $  274,470       $  137,926      $   73,522      $   19,442
 Rental property operating
  expenses ......................      154,323(1)        76,743(1)        35,313(1)       17,049(1)        5,110(1)
 General and
  administrative ................       20,776           10,216            5,666           2,737             810
 Interest expense ...............       97,011           47,394           26,610          13,720           3,220
 Depreciation and
  amortization ..................       91,705           47,533           22,095          11,082           2,607
                                  --------------     ------------     ------------    ------------    ------------
 Income (loss) before
  minority interest .............      150,372           92,584           48,242          28,934           7,695
 Minority interest ..............      (24,335)         (15,106)          (6,782)         (4,937)           (808)
                                  --------------     ------------     ------------    ------------    ------------
 Income before extraordinary
  item ..........................      126,037           77,478           41,460          23,997           6,887
 Extraordinary item-loss on
  early extinguishment of
  debt ..........................         (387)          (5,799)          (2,140)           (875)         (1,273)
                                  --------------     ------------     ------------    ------------    ------------
 Net income (loss) ..............      125,650           71,679           39,320          23,122           5,614
 Dividends on Preferred
  Shares ........................      (30,092)         (13,117)              --              --              --
                                  --------------     ------------     ------------    ------------    ------------
 Net income available for
  common stockholders ...........   $   95,558       $   58,562       $   39,320      $   23,122      $    5,614
                                  ==============     ============     ============    ============    ============
 Net income per common
  share -- basic ................   $     1.74       $     1.51       $     1.51      $     1.49      $      .63
                                  ==============     ============     ============    ============    ============
 Net income per common
  share -- diluted ..............   $     1.74       $     1.50       $     1.50      $     1.48      $      .63
                                  ==============     ============     ============    ============    ============
Balance Sheet Data
 (at end of period):
 Real estate, net of
  accumulated depreciation.......   $3,924,192       $2,614,654       $1,377,874      $  593,066      $  207,976
 Total assets ...................    4,314,333        2,722,306        1,443,440         621,134         224,777
 Total mortgages and notes
  payable .......................    2,008,716          978,558          555,876         182,736          66,864
Other Data:
 Number of in-service
  properties ....................          658              481              292             191              44
 Total rentable square feet .....   44,642,000       30,721,000       17,455,000       9,215,000       2,746,000



                      The Company and the Highwoods Group


                                                   Highwoods
                                     Company         Group
                                    Pro Forma      January 1,
                                    Year Ended       1994 to
                                   December 31,     June 13,
                                       1994           1994
                                  -------------- --------------
Operating Data:
 Total revenue ..................   $  34,282      $   6,648
 Rental property operating
  expenses ......................       9,677(1)       2,596(2)
 General and
  administrative ................       1,134            280
 Interest expense ...............       5,604          2,473
 Depreciation and
  amortization ..................       4,638            835
                                    -----------    -----------
 Income (loss) before
  minority interest .............      13,229            464
 Minority interest ..............      (1,388)            --
                                    -----------    -----------
 Income before extraordinary
  item ..........................      11,841            464
 Extraordinary item-loss on
  early extinguishment of
  debt ..........................          --             --
                                    -----------    -----------
 Net income (loss) ..............      11,841            464
 Dividends on Preferred
  Shares ........................          --             --
                                    -----------    -----------
 Net income available for
  common stockholders ...........   $  11,841      $     464
                                    ===========    ===========
 Net income per common
  share -- basic ................   $    1.32
                                    ===========
 Net income per common
  share -- diluted ..............   $    1.32
                                    ===========
Balance Sheet Data
 (at end of period):
 Real estate, net of
  accumulated depreciation.......   $      --             --
 Total assets ...................          --             --
 Total mortgages and notes
  payable .......................          --             --
Other Data:
 Number of in-service
  properties ....................          --             14
 Total rentable square feet .....          --        817,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Background

     The Highwoods Group (the predecessor to the Company) was comprised of 13 office properties and one warehouse facility (the "Highwoods-Owned Properties"), 94 acres of development land and the management, development and leasing business of Highwoods Properties Company ("HPC"). On June 14, 1994, following completion of the Company's initial public offering, the Company, through a business combination involving entities under varying common ownership, succeeded to the Highwoods-Owned Properties, HPC's real estate business and 27 additional office properties owned by unaffiliated parties (such combination being referred to as the "Formation Transaction"). Minority interest in the Company represents the common partnership interests owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns substantially all of the Company's interests in the properties and through which the Company, as the sole general partner, conducts substantially all of its operations. We acquired three additional properties in 1994 after the Formation Transaction.

     In February 1995, we expanded into other North Carolina markets and diversified our portfolio to include industrial and service center properties with our $170 million, 57-property business combination with Forsyth Partners. During 1995, we acquired an aggregate of 144 properties, encompassing 6,357,000 rentable square feet, at an initial cost of $369.9 million.

     In September 1996, we acquired 5.7 million rentable square feet of office and service center space through our $566 million merger with Crocker Realty Trust, Inc. During 1996, we acquired an aggregate of 91 properties, encompassing 7,325,500 square feet, at an initial cost of $704.0 million.

     In October 1997, we acquired 6.4 million rentable square feet of office space through our $617 million merger with Associated Capital Properties, Inc. During 1997, we acquired an aggregate of 176 properties, encompassing 12.8 million rentable square feet, at an initial cost of $1.1 billion.

     During 1998, we acquired an aggregate of 186 properties, encompassing 14.9 million rentable square feet and 2,325 apartment units, at an initial cost of $1.2 billion. See "Business -- Recent Developments" for a table summarizing all mergers and acquisitions completed during 1998.

     This information should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto.


Results of Operations

     Comparison of 1998 to 1997. Revenue from rental operations increased $231.1 million, or 87%, from $266.9 million for the year ended December 31, 1997 to $498.0 million for the year ended December 31, 1998. The increase is a result of our acquisition and development activity in 1997 and 1998. In total, we acquired 186 office, industrial and retail properties, encompassing 14.9 million square feet and 2,325 apartment units during 1998. Same property revenues, which are the revenues of the 282 in-service properties (encompassing
16.7 million square feet) owned on January 1, 1997 and December 31, 1998, increased 4.7% for the year ended December 31, 1998, compared to the year ended December 31, 1997.

     During 1998, 1,312 leases, representing 6.4 million square feet of office, industrial and retail space, were executed at an average rate per square foot which was 6.8% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $6.5 million from $7.5 million in 1997 to $14.0 million in 1998. The increase is primarily related to an increase in interest income as we maintained a higher cash position. We also generated additional management fees, development fees and leasing commissions in 1998. The Company generated $650,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $77.6 million, or 101.2%, from $76.7 million in 1997 to $154.3 million in 1998. Rental expenses as a percentage of related rental revenues increased from 28.7% in 1997 to 31.0% in 1998. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass-throughs.

     Depreciation and amortization for the years ended December 31, 1998 and 1997 were $91.7 million and $47.5 million, respectively. The increase of $44.2 million, or 93.1%, is due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $49.6 million, or 104.6%, from $47.4 million in 1997 to $97.0 million in 1998. The increase is attributable to an average increase in outstanding debt related to our acquisition and development activities. Interest expense for the years ended December 31, 1998 and 1997 included $2.6 million and $2.3 million, respectively, of amortization of non-cash deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.8% of total rental revenue in 1997 to 4.2% in 1998.

     Net income before minority interest and extraordinary item equaled $150.4 million and $92.6 million for the years ended December 31, 1998 and 1997, respectively. The Company's net income allocated to the minority interest totaled $24.3 million and $15.1 million for 1998 and 1997, respectively. The Company incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishing of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Company also recorded $30.1 million and $13.1 million in preferred stock dividends for the years ended December 31, 1998 and 1997, respectively.

     Comparison of 1997 to 1996. Revenue from rental operations increased $136.1 million, or 104.1%, from $130.8 million in 1996 to $266.9 million in 1997. The increase is primarily a result of revenue from newly acquired and developed properties as well as acquisitions completed in 1996 which only contributed partially in 1996. Interest and other income increased 5.6% from $7.1 million in 1996 to $7.5 million in 1997. Lease termination fees and third-party income accounted for a majority of such income in 1997 while excess cash invested in 1996 from two offerings of Common Stock during the summer of 1996, raising total net proceeds of approximately $293 million, accounted for a majority of such income in 1996.

     Rental operating expenses increased $41.4 million, or 117.3%, from $35.3 million in 1996 to $76.7 million in 1997. The increase is due to the net addition of 13.3 million square feet to the in-service portfolio in 1997 as well as acquisitions completed in 1996 which only contributed partially in 1996. Rental expenses as a percentage of related rental revenues increased from 27.0% for the year ended December 31, 1996, to 28.7% for the year ended December 31, 1997. The increase is a result of an increase in the percentage of office properties in the portfolio, which have fewer triple net lease pass-throughs.

     Depreciation and amortization for the years ended December 31, 1997 and 1996 was $47.5 million and $22.1 million, respectively. The increase of $25.4 million, or 114.9%, is due to an average increase in depreciable assets of 103.5%. Interest expense increased 78.2%, or $20.8 million, from $26.6 million in 1996 to $47.4 million in 1997. The increase is attributable to the increase in outstanding debt related to our acquisition and development activity. Interest expense for the years ended December 31, 1997 and 1996 included $2.3 million and $1.9 million, respectively, of non-cash deferred financing costs and amortization of the costs related to our interest rate hedge contracts.

     General and administrative expenses decreased from 4.3% of rental revenue in 1996 to 3.8% in 1997. The decrease is attributable to the realization of synergies from our growth in 1997. Duplication of personnel costs in the third quarter of 1996 related to the acquisition of Crocker Realty Trust also contributed to the higher general and administrative expenses in the prior year.

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


Liquidity and Capital Resources

     Statement of Cash Flows. The Company generated $263.4 million in cash flows from operating activities and $797.9 million in cash flows from financing activities for the year ended December 31, 1998. These combined cash flows of $1.1 billion were used to fund investing activities during 1998. Such investing activities consisted primarily of development and acquisition activity during 1998. See "Business -- Recent Developments."

     Capitalization. The Company's total indebtedness at December 31, 1998 totaled $2.0 billion and was comprised of $628.1 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.4 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at December 31, 1998 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $600 million unsecured revolving loan and approximately $72.8 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on December 31, 1998.

     Based on the Company's total market capitalization of $4.2 billion at December 31, 1998 (at the December 31, 1998 stock price of $25.75 and assuming the redemption for shares of Common Stock of the 10,012,000 Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 48% of its total market capitalization.

     We completed the following financing activities during 1998:

o January 1998 Offering. On January 27, 1998, the Company sold 2,000,000 shares of Common Stock in an underwritten public offering for net proceeds of approximately $68.2 million.

o February 1998 Debt Offering. On February 2, 1998, the Operating Partnership sold $125 million of 6.835% MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013, and $100 million of 7 1/8% notes due February 1, 2008, in an underwritten public offering for net proceeds of approximately $226.3 million.

o February 1998 Common Stock Offerings. On February 12, 1998, the Company sold an aggregate of 1,553,604 shares of Common Stock in two underwritten public offerings for net proceeds of approximately $51.2 million.

o March 1998 Offering. On March 30, 1998, the Company sold 428,572 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

o April 1998 Debt Offering. On April 20, 1998, the Operating Partnership sold $200 million of 7 1/2% notes due April 15, 2018, in an underwritten public offering for net proceeds of approximately $197.4 million.

o April 21, 1998 Common Stock Offering. On April 21, 1998, the Company sold 441,176 shares of Common Stock in an underwritten public offering for net proceeds of approximately $14.2 million.

o Series D Preferred Offering. On April 23, 1998, the Company sold 4,000,000 depositary shares, each representing 1/10 of a share of the Company's 8% Series D Cumulative Redeemable Preferred Shares, in an underwritten public offering for net proceeds of approximately $96.7 million.

o April 29, 1998 Common Stock Offering. On April 29, 1998, the Company sold 1,080,443 shares of Common Stock in an underwritten public offering for net proceeds of approximately $34.6 million.

o $600 Million Credit Facility. On July 3, 1998, we obtained a $600 million unsecured revolving loan (the "Revolving Loan"). The Revolving Loan matures in July 2001 and replaced our two previously existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. The Revolving Loan also includes a $300 million competitive bid sub-facility. The Revolving Loan was amended as of December 31, 1998, primarily to ease the restrictions imposed by certain financial covenants.

o November 1998 Debt Offering. On November 25, 1998, the Operating Partnership sold $150 million of 8% notes due December 1, 2003, in an underwritten public offering for net proceeds of approximately $148.1 million.

o December 1998 Debt Offering. On December 9, 1998, the Operating Partnership sold $50 million of 8 1/8% notes due January 15, 2009, in an underwritten public offering for net proceeds of approximately $49.3 million.

o Issuance of Common Units and Common Stock. In connection with 1998 acquisitions, the Operating Partnership issued approximately 750,000 Common Units and the Company issued approximately 5.6 million shares of Common Stock for an aggregate value of approximately $386.1 million (based on the market price of a share of Common Stock at the time of the acquisition).

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under the Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     The following table sets forth information regarding our interest rate hedge contracts as of December 31, 1998:



                     Notional     Maturity                                  Fixed
Type of Hedge         Amount        Date      Reference Rate                Rate
-----------------   ----------   ----------   -----------------------   ------------
                               (dollars in thousands)
  Treasury Lock     $100,000      10/1/99     10-Year Treasury          5.725%
  Treasury Lock       50,000      3/10/99     10-Year Treasury          5.631
  Treasury Lock      100,000       7/1/99     10-Year Treasury          5.674
  Swap               100,000      10/1/99     3-Month LIBOR             4.970
  Swap                21,112      6/10/02     1-Month LIBOR + 0.75%     7.700
  Collar              80,000     10/15/01     1-Month LIBOR             5.40 - 6.25

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Our net payments made to counterparties under interest rate hedge contracts were $48,000 during 1998. See also our financial statements and notes thereto.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the interest rate hedge contracts. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with the Revolving Loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $350 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity needs through a combination of:

     o additional borrowings under our Revolving Loan (approximately $144 million was available as of March 31, 1999);

     o the issuance of secured debt;

     o the selective disposition of non-core assets; and

     o the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

     Because of certain financial covenants set forth in the Revolving Loan, we intend to finance a significant portion of our short-term development expenses through asset sales and joint ventures. Although we believe that we will be able to fund our short-term development commitments, an inability to sell a sufficient number of non-core assets or to enter into significant joint venture arrangements of the type described above could adversely affect our liquidity.

     Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. We remain committed to maintaining a flexible and conservative capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the Revolving Loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions to stockholders discussed below and satisfy other cash requirements may be adversely affected.

     Distributions to Stockholders. In order to qualify as a REIT for Federal income tax purposes, the Company is required to make distributions to its stockholders of at least 95% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (1) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (2) scheduled increases in base rents of existing leases; (3) changes in rents attributable to the renewal of existing leases or replacement leases; (4) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (5) operating expenses and capital replacement needs.

Recent Developments

     Joint Venture Activity. On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received cash proceeds of approximately $126 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.

     Pending Disposition Activity. We have recently entered into agreements to sell approximately 3.9 million rentable square feet of non-core office and industrial properties for gross proceeds of approximately $385 million. Non-core properties generally include single buildings or business parks that do not fit our long-term strategy. The transactions are subject to customary closing conditions such as expiration of the buyers' due diligence periods. Although we believe that the transactions will close by May 31, 1999, we can provide no assurance that all or part of the transactions will be consummated.

Year 2000

     Background. The Year 2000 compliance issue refers to the inability of computer systems and computer software to correctly process any date after 1999. The date change to the new millennium may be a problem because some computer hardware and software was designed to use only two digits to represent a year. As a result, some systems may interpret 1/1/00 to be the year 1900. In addition, some systems may not recognize that the Year 2000 is a leap year. Both problems could result in system failure or miscalculations, which may cause disruptions of operations.

     The Year 2000 issue, if not corrected, could result in the failure of the information technology ("IT") systems that we use in our business operations, such as computer programs related to property management, leasing, financial reporting, employee benefits, asset management and energy management. In addition, computerized systems and microprocessors are embedded in a variety of products used in our operations and properties, such as HVAC controls, lights, power generators, elevators, life safety systems, phones and security systems.

     Approach and Status. Our Year 2000 compliance efforts are divided into two areas -- "operations level" and "property level." Operations level includes those information technology systems used in our corporate and division offices to perform real estate, accounting and human resources functions. Property level includes the information technology and non-information technology systems at our individual properties.

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases (assessment, renovation and validation) of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment phase of our remediation plan and are 90% complete (in terms of labor) with all needed renovation. We expect to complete the renovation and testing phases of our operations level hardware by the third quarter of 1999.

     Our Chief Operating Officer is overseeing our property level compliance program. We are near completing our inventory of all of our properties' known information technology and non-information technology systems. This assessment process is 90% complete and will be completed before the end of the second quarter of 1999. As part of the inventory process, we are also requesting the appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. Most have indicated that their products are Year 2000 compliant. We are approximately 75% complete (in terms of labor) with our identified renovation needs. This phase is not expected to be completed until the third quarter. As the final phase of the property level compliance program, we have been conducting equipment trial runs, where feasible. This validation process is projected to be completed by the third quarter of 1999.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. In addition, since almost all of our suppliers and vendors have numerous competitors, we believe that there will be no material effect on our operations due to the failure or interruption of service by a vendor or service provider on account of Year 2000 issues. As a result, we have not developed a contingency plan for dealing with third-party Year 2000 failures.

     Costs. To date, the costs directly associated with our Year 2000 efforts have not been material, and we estimate our future costs to be immaterial as well.

     Risks Associated with the Year 2000 Issue. We do not expect Year 2000 failures to have a material adverse effect on our results of operations or liquidity because:

     o we do not rely on a small number of tenants for a significant portion of our rental revenue; and

     o our remediation plan is expected to be complete prior to the Year 2000.

Nevertheless, this forward-looking statement depends on numerous factors, such as the continued provision of utility services, and we remain exposed to the risk of Year 2000 failures. See "Disclosure Regarding Forward-looking Statements" below.

     Our disclosures and announcements concerning our Year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act. The Act provides added protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services. The Act also potentially provides added protection from liability for certain types of Year 2000 disclosures made after January 1, 1996, and before the date of enactment of the Act.

Possible Environmental Liabilities

     In connection with owning or operating our properties, we may be liable for certain costs due to possible environmental liabilities. Under various laws, ordinances and regulations, such as the Comprehensive Environmental Response Compensation and Liability Act, and common law, an owner or operator of real estate is liable for the costs to remove or remediate certain hazardous or toxic chemicals or substances on or in the property. Owners or operators are also liable for certain other costs, including governmental fines and injuries to persons and property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic chemicals or substances. The presence of such substances, or the failure to remediate such substances properly, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal, treatment or transportation of hazardous or toxic chemicals or substances may also be liable for the same types of costs at a disposal, treatment or storage facility, whether or not that person owns or operates that facility.

     Certain environmental laws also impose liability for releasing asbestos-containing materials. Third parties may seek recovery from owners or operators of real property for personal injuries associated with asbestos-containing materials. A number of our properties have asbestos-containing materials or material that we presume to be asbestos-containing materials. In connection with owning and operating our properties, we may be liable for such costs.

     In addition, it is not unusual for property owners to encounter on-site contamination caused by off-site sources. The presence of hazardous or toxic chemicals or substances at a site close to a property could require the property owner to participate in remediation activities or could adversely affect the value of the property. Contamination from adjacent properties has migrated onto at least three of our properties; however, based on current information, we do not believe that any significant remedial action is necessary at these affected sites.

     As of the date hereof, we have obtained Phase I environmental assessments (and, in certain instances, Phase II environmental assessments) on substantially all of our in-service properties. These assessments have not revealed, nor are we aware of, any environmental liability at our properties that we believe would materially adversely affect our financial position, operations or liquidity taken as a whole. This projection, however, could be incorrect depending on certain factors. For example, material environmental liabilities may have arisen after the assessments were performed or our assessments may not have revealed all environmental liabilities or may have underestimated the scope and severity of environmental conditions observed. There may also be unknown environmental liabilities at properties for which we have not obtained a Phase I environmental assessment or have not yet obtained a Phase II environmental assessment. In addition, we base our assumptions regarding environmental conditions, including groundwater flow and the existence and source of contamination, on readily available sampling data. We cannot guarantee that such data is reliable in all cases. Moreover, we cannot provide any assurances (1) that future laws, ordinances or regulations will not impose a material environmental liability or (2) that tenants, the condition of land or operations in the vicinity of our properties or unrelated third parties will not affect the current environmental condition of our properties.

     Some tenants use or generate hazardous substances in the ordinary course of their respective businesses. In their leases, we require these tenants to comply with all applicable laws and to be responsible to us for any damages resulting from their use of the property. We are not aware of any material environmental problems resulting from tenants' use or generation of hazardous or toxic chemicals or substances. We cannot provide any assurances, however, that all tenants will comply with the terms of their leases or remain solvent. If tenants do not comply or do not remain solvent, we may at some point be responsible for contamination caused by such tenants.


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives at December 31, 1998 is discussed in Note 3.


Compliance with the Americans with Disabilities Act

     Under the Americans with Disabilities Act (the "ADA"), all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA. Although we believe that such costs will not have a material adverse effect on us, if required changes involve a greater expenditure than we currently anticipate, our results of operations, liquidity and capital resources could be materially adversely affected.

Funds From Operations and Cash Available for Distributions

     We consider funds from operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles ("GAAP"). It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below. FFO and cash available for distributions should not be considered as alternatives to net income as an indication of our performance or to cash flows as a measure of liquidity.

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

     FFO and cash available for distribution for the years ended December 31, 1998, 1997 and 1996 are summarized in the following table:


                                                                                        Year Ended
                                                                                       December 31,
                                                                         ----------------------------------------
                                                                             1998           1997          1996
                                                                         ------------   ------------   ----------
                                                                                      (in thousands)
FFO:
Income before minority interest and extraordinary item ...............    $ 150,372      $  92,584      $ 48,242
Add (deduct):
  Dividends to preferred shareholders ................................      (30,092)       (13,117)           --
  Cost of unsuccessful transactions ..................................          146             --            --
  Gain on disposition of assets ......................................       (1,716)            --            --
  Depreciation and amortization ......................................       91,705         47,533        22,095
  Depreciation on unconsolidated subsidiaries ........................          974             --            --
  Minority interest in Crocker depreciation and amortization .........           --             --          (117)
  Third-party service company cash flow ..............................           --             --           400
                                                                          ---------      ---------      --------
   FFO before minority interest ......................................      211,389        127,000        70,620
Cash Available for Distribution:
Add (deduct):
  Rental income from straight-line rents .............................      (13,385)        (7,035)       (2,603)
  Amortization of deferred financing costs ...........................        2,598          2,256         1,911
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ........................................       (9,029)        (4,401)       (3,554)
   Second generation tenant improvements paid ........................      (20,115)        (9,889)       (3,471)
   Second generation lease commissions paid ..........................      (13,055)        (5,535)       (1,426)
                                                                          ---------      ---------      --------
     Cash available for distribution .................................    $ 158,403      $ 102,396      $ 61,477
                                                                          =========      =========      ========
Weighted average shares/units outstanding (1) -- diluted .............       65,621         46,813        30,442
                                                                          =========      =========      ========
Dividend payout ratio:
  FFO ................................................................         65.2%          73.0%         80.2%
                                                                          =========      =========      ========
  Cash available from distribution ...................................         87.0%          90.5%         92.1%
                                                                          =========      =========      ========

----------
(1) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.


Inflation

     In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. In addition, 83% of the leases are for remaining terms of less than seven years, which may enable us to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.


Disclosure Regarding Forward-looking Statements

     Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     o our markets could suffer unexpected increases in development of office, industrial and retail properties;

     o the financial condition of our tenants could deteriorate;

     o the costs of our development projects could exceed our original estimates;

     o we may not be able to complete development, acquisition or joint venture projects as quickly or on as favorable terms as anticipated;

     o we may not be able to lease or release space quickly or on as favorable terms as old leases;

     o we may have incorrectly assessed the environmental condition of our properties;

     o an unexpected increase in interest rates would increase our debt service costs;

     o we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

     o we could lose key executive officers; and

     o our southeastern markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effects of potential changes in interest rates and equity prices are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or equity markets. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Results of Operations -- Liquidity and Capital Resources" and the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments.


Interest Rate Risk

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under the Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     Certain Variable Rate Debt. As of December 31, 1998, the Company had approximately $317.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower in 1999, our interest expense would be increased or decreased approximately $3.2 million for the year ended December 31, 1999. In addition, as of December 31, 1998, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense during 1999 with respect to this $80 million of debt.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at December 31, 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1998 would increase by approximately $22.6 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1998 would decrease by approximately $25.0 million.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the hedge contracts. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contracts.


Equity Price Risk

     On August 28, 1997, we entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provides that if the market price (defined as the weighted average closing price of the Common Stock for the period beginning March 31, 1999 and ending when UB-LB has sold all of the shares issued under the forward contract) is less than a certain amount, which we refer to as the "Forward Price," we must pay UB-LB the difference times 1.8 million. (Similarly, if the Market Price of a share of Common Stock is above the Forward Price, UB-LB must pay us the difference in shares of Common Stock.)

     On February 28, 1999, the Company and UB-LB amended the forward contract. Pursuant to the amendment:

     o UB-LB applied $12.8 million in Company collateral to "buy down" the Forward Price by approximately $7.10 (at March 31, 1999, the forward price was approximately $25.12);

     o We issued 161,924 shares of Common Stock to UB-LB as an interim settlement payment; and

     o UB-LB agreed not to sell any of the shares that we had issued to it until not later than March 31, 1999.

     If the weighted average closing price of one share of Common Stock during the 60-trading-day period during which UB-LB may sell the shares is 10% lower or higher than on December 31, 1998, our cost of settling the forward contract would increase or decrease by approximately $5 million, payable in cash or shares of Common Stock. The Company has retained the option of repurchasing any of the shares or cash prior to their distribution by UB-LB.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See page F-1 of the financial report included herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 1999 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
         See Index on Page F-1

       3. Exhibits



Ex.             FN                                  Description
---------- ----------- ---------------------------------------------------------------------
   2.1           (1)   Master Agreement of Merger and Acquisition by and among the
                       Company, the Operating Partnership, Associated Capital Properties,
                       Inc. and its shareholders dated August 27, 1997
  2.2            (2)   Agreement and Plan of Merger by and among the Company, Jackson
                       Acquisition Corp. and J.C. Nichols Company dated December 22,
                       1997
  2.3            (3)   Amendment No. 1 to Agreement and Plan of Merger by and among the
                       Company, Jackson Acquisition Corp. and J.C. Nichols Company dated
                       December 22, 1997
  3.1            (4)   Amended and Restated Articles of Incorporation of the Company
  3.2            (5)   Amended and Restated Bylaws of the Company
  4.1            (5)   Specimen of certificate representing shares of Common Stock
  4.2            (6)   Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                       Company of California, N.A. and Bankers Trust Company dated as of
                       March 1, 1994
  4.3            (7)   Indenture among the Operating Partnership, the Company and First
                       Union National Bank of North Carolina dated as of December 1, 1996
  4.4            (8)   Specimen of certificate representing 8 5/8% Series A Cumulative
                       Redeemable Preferred Shares
  4.5            (9)   Specimen of certificate representing 8% Series B Cumulative
                       Redeemable Preferred Shares
  4.6           (10)   Specimen of certificate representing 8% Series D Cumulative
                       Redeemable Preferred Shares
  4.7           (10)   Specimen of Depositary Receipt evidencing the Depositary Shares each representing  1/10 of an 8% Series D Cumulative Redeemable
                       Preferred Share
  4.8           (10)   Deposit Agreement, dated April 23, 1998, between the Company and
                       First Union National Bank, as preferred share depositary
  4.9            (2)   Purchase Agreement between the Company, UBS Limited and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
  4.10           (2)   Forward Stock Purchase Agreement between the Company and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
  4.11          (11)   Rights Agreement,dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
  4.12          (12)   Credit Agreement among the Operating Partnership, the Company, the
                       Subsidiaries named therein and the Lenders named therein dated as of
                       July 3, 1998
  4.13                 First Amendment to Credit Agreement among the Operating
                       Partnership, the Company, the Subsidiaries named therein and the
                       Lenders named therein dated as of July 3, 1998
  4.14                 Second Amendment to Credit Agreement among the Operating
                       Partnership, the Company, the Subsidiaries named therein and the
                       Lenders named therein dated as of July 3, 1998

Ex.              FN                                    Description
----------- ----------- ------------------------------------------------------------------------
  4.15            (2)   Agreement to furnish certain instruments defining the rights of long-term debt holders
 10.1             (5)   Amended and Restated Agreement of Limited Partnership of the
                        Operating Partnership
 10.2             (8)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series A
                        Preferred Units
 10.3             (9)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series B
                        Preferred Units
 10.4            (10)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series D
                        Preferred Units
 10.5            (13)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
 10.6            (14)   Form of Registration Rights and Lockup Agreement among the
                        Company and the Holders named therein, which agreement is signed by all Common Unit holders
 10.7            (15)   Amended and Restated 1994 Stock Option Plan
 10.8             (2)   1997 Performance Award Plan
 10.9            (16)   Employment Agreement among the Company, the Operating
                        Partnership and John W. Eakin
 10.10           (17)   Employment Agreement among the Company, the Operating
                        Partnership and Gene H. Anderson
 10.11            (1)   Employment Agreement among the Company, the Operating
                        Partnership and James R. Heistand
 10.12                  Form of Executive Supplemental Employment Agreement between the
                        Company and Named Executive Officers.
 10.13           (18)   Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
 10.14           (16)   Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
 10.15            (2)   Form of warrants to purchase Common Stock of the Company issued to James R. Heistand and certain other shareholders of Associated
                        Capital Properties, Inc.
   21                   Schedule of subsidiaries of the Company
   23                   Consent of Ernst & Young LLP
   27                   Financial Data Schedule

----------
(1) Filed as part of the Company's Current Report on Form 8-K dated August 27, 1997 and incorporated herein by reference.

(2) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(3) Filed as part of the Company's Current Report on Form 8-K April 29, 1998 and incorporated herein by reference.

(4) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(5) Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

(6) Filed by Crocker Realty Trust, Inc. as part of Registration Statement No. 33-88482 filed with the SEC and incorporated herein by reference.

(7) Filed as part of the Operating Partnership's Current Reporton Form 8-K dated December 2, 1996 and incorporated herein by reference.

(8) Filed as part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(9) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(10) Filed as part of the Company's Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(11) Filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(12) Filed as part of the Company's Current Report on Form 8-K dated July 3,1998 and incorporated herein by reference.

(13) Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(14) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(15) Filed as part of the Company's proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders.

(16) Filed as part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(17) Filed as part of the Company's Current Report on Form 8-K dated January 9, 1997 and incorporated herein by reference.

(18) Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

      (b) Reports on Form 8-K

     On November 20, 1998, the Company filed a current report on Form 8-K, dated November 20, 1998, reporting under items 5 and 7 of the Form the incorporation of a consent of independent auditors into certain of the Company's effective registration statements and related prospectuses.

     On December 4, 1998, the Company filed a current report on Form 8-K, dated November 30, 1998, reporting under item 5 of the Form that it had canceled a letter of intent to sell certain non-core office properties in Florida.

     On December 23, 1998, the Company filed a current report on Form 8-K, dated June 18, 1998, setting forth under item 7 audited financial statements of Landmark Center and Shelton Properties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 31, 1999.


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


               Signature                             Title                     Date
--------------------------------------   -----------------------------   ---------------
/s/  O. TEMPLE SLOAN, JR.                Chairman of the Board of        March 31, 1999
-------------------------------------    Directors
 O. Temple Sloan, Jr.
/s/   RONALD P. GIBSON                   President, Chief Executive      March 31, 1999
-------------------------------------    Officer and Director
 Ronald P. Gibson
/s/   JOHN L. TURNER                     Vice Chairman of the Board      March 31, 1999
-------------------------------------    and Chief Investment
 John L. Turner                          Officer

/s/   GENE H. ANDERSON                   Senior Vice President and       March 31, 1999
-------------------------------------    Director
 Gene H. Anderson
/s/   JAMES R. HEISTAND                  Senior Vice President and       March 31, 1999
-------------------------------------    Director
James R. Heistand
/s/   THOMAS W. ADLER                    Director                        March 31, 1999
-------------------------------------
 Thomas W. Adler
/s/   KAY NICHOLS CALLISON               Director                        March 31, 1999
-------------------------------------
Kay Nichols Callison
/s/   WILLIAM E. GRAHAM, JR.             Director                        March 31, 1999
-------------------------------------
 William E. Graham, Jr.
/s/   GLENN ORR, JR.                     Director                        March 31, 1999
-------------------------------------
 Glenn Orr, Jr.
/s/   WILLARD H. SMITH JR.               Director                        March 31, 1999
-------------------------------------
 Willard H. Smith Jr.
/s/   STEPHEN TIMKO                      Director                        March 31, 1999
-------------------------------------
 Stephen Timko
/s/   CARMAN J. LIUZZO                   Vice President and Chief        March 31, 1999
-------------------------------------    Financial Officer (Principal
 Carman J. Liuzzo                        Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer


                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods Properties, Inc.
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996..    F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998,
   1997 and 1996 .........................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
   1996 ..................................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-29

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.

     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




     ERNST & YOUNG LLP

Raleigh, North Carolina
February 16, 1999, except for Note 15 as to which the date is March 15, 1999

                           HIGHWOODS PROPERTIES, INC.

                          Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)



                                                                                    December 31,
                                                                           ------------------------------
                                                                                1998             1997
                                                                           --------------   -------------
Assets
Real estate assets, at cost:
  Land and improvements ................................................     $  559,100      $  344,315
  Buildings and tenant improvements ....................................      3,186,584       2,194,641
  Development in process ...............................................        189,465          95,387
  Land held for development ............................................        150,622          64,454
  Furniture, fixtures and equipment ....................................          7,693           3,362
                                                                             ----------      ----------
                                                                              4,093,464       2,702,159
  Less -- accumulated depreciation .....................................       (169,272)        (87,505)
                                                                             ----------      ----------
  Net real estate assets ...............................................      3,924,192       2,614,654
  Property held for sale ...............................................        131,262              --
Cash and cash equivalents ..............................................         31,445          10,146
Restricted cash ........................................................         24,263           9,341
Accounts receivable net of allowance of $1,688 and $555 at December 31,
  1998 and 1997, respectively ..........................................         27,948          17,701
Advances to related parties ............................................         10,420           9,072
Notes receivable .......................................................         40,225              --
Accrued straight-line rents receivable .................................         27,194          13,033
Investment in unconsolidated subsidiaries ..............................         21,088              --
Other assets:
  Deferred leasing costs ...............................................         45,785          21,688
  Deferred financing costs .............................................         38,750          22,294
  Prepaid expenses and other ...........................................         15,237          17,607
                                                                             ----------      ----------
                                                                                 99,772          61,589
  Less -- accumulated amortization .....................................        (23,476)        (13,230)
                                                                             ----------      ----------
                                                                                 76,296          48,359
                                                                             ----------      ----------
                                                                             $4,314,333      $2,722,306
                                                                             ==========      ==========
Liabilities and stockholders' equity
Mortgages and notes payable ............................................     $2,008,716      $  978,558
Accounts payable, accrued expenses and other liabilities ...............        130,575          55,121
                                                                             ----------      ----------
  Total liabilities ....................................................      2,139,291       1,033,679
Minority interest ......................................................        279,043         287,186
Stockholders' equity:
Preferred stock, $.01 par value, authorized 10,000,000 shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and outstanding at
  December 31, 1998 and 1997 ...........................................        125,000         125,000
  8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at
  December 31, 1998 and 1997 ...........................................        172,500         172,500
  8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares and 0 shares issued and
  outstanding at December 31, 1998 and 1997, respectively ..............        100,000              --
Common stock, $.01 par value, authorized 100,000,000 shares; issued and outstanding 59,865,259 and 46,838,600 at December 31, 1998 and 1997,
  respectively .........................................................            599             468
Additional paid-in capital .............................................      1,546,592       1,132,100
Distributions in excess of net earnings ................................        (48,692)        (28,627)
                                                                             ----------      ----------
  Total stockholders' equity ...........................................      1,895,999       1,401,441
                                                                             ----------      ----------
                                                                             $4,314,333      $2,722,306
                                                                             ==========      ==========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                       Consolidated Statements of Income


                   (in thousands, except per share amounts)


             For the Years Ended December 31, 1998, 1997 and 1996



                                                                             1998          1997          1996
                                                                         -----------   -----------   -----------
Revenue:
  Rental income ......................................................   $498,001      $266,933      $130,848
  Equity in earnings of unconsolidated affiliates ....................       430            --            --
  Gain on disposition of assets ......................................     1,716            --            --
  Interest and other income ..........................................    14,040         7,537         7,078
                                                                         --------      --------      --------
Total revenue ........................................................   514,187       274,470       137,926
Operating expenses:
  Rental property ....................................................   154,323        76,743        35,313
  Depreciation and amortization ......................................    91,705        47,533        22,095
  Interest expense:
   Contractual .......................................................    94,413        45,138        24,699
   Amortization of deferred financing costs ..........................     2,598         2,256         1,911
                                                                         --------      --------      --------
                                                                          97,011        47,394        26,610
  General and administrative .........................................    20,776        10,216         5,666
                                                                         --------      --------      --------
   Income before minority interest and extraordinary item ............   150,372        92,584        48,242
Minority interest ....................................................   (24,335)      (15,106)       (6,782)
                                                                         --------      --------      --------
   Income before extraordinary item ..................................   126,037        77,478        41,460
Extraordinary item -- loss on early extinguishment
  of debt ............................................................      (387)       (5,799)       (2,140)
                                                                         --------      --------      --------
   Net income ........................................................   125,650        71,679        39,320
Dividends on preferred stock .........................................   (30,092)      (13,117)           --
                                                                         --------      --------      --------
  Net income available for common stockholders .......................   $95,558       $58,562       $39,320
                                                                         ========      ========      ========
Net income per common share -- basic:
  Income before extraordinary item ...................................   $  1.75       $  1.66       $  1.59
  Extraordinary item -- loss on early extinguishment of debt .........     ( .01)        ( .15)        ( .08)
                                                                         --------      --------      --------
  Net income .........................................................   $  1.74       $  1.51       $  1.51
                                                                         ========      ========      ========
  Weighted average shares outstanding -- basic .......................    54,791        38,770        26,111
                                                                         ========      ========      ========
Net income per common share -- diluted:
  Income before extraordinary item ...................................   $  1.74       $  1.65       $  1.58
  Extraordinary item loss on early extinguishment of debt ............        --         ( .15)        ( .08)
                                                                         --------      --------      --------
  Net income .........................................................   $  1.74       $  1.50       $  1.50
                                                                         ========      ========      ========
  Weighted average shares outstanding -- diluted .....................    55,076        39,161        30,442
                                                                         ========      ========      ========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.


                Consolidated Statements of Stockholders' Equity


              (Dollars in thousands, except for number of shares)


             For the Years Ended December 31, 1998, 1997 and 1996




                                                                                                      Retained
                                                                                                      Earnings
                            Number of                                                 Additional   (Distributions
                             Common     Common    Series A    Series B    Series D     Paid-In      in Excess of
                             Shares      Stock   Preferred   Preferred   Preferred     Capital     Net Earnings)      Total
                          ------------ -------- ----------- ----------- ----------- ------------- --------------- -------------
Balance at December 31,
 1995 ................... 19,404,411     $194   $     --    $     --    $     --     $  355,248   $ (1,632)        $  353,810
Issuance of Common
 Stock .................. 15,976,161      160         --          --          --        419,892         --            420,052
Common Stock
 dividends ..............         --       --         --          --          --             --    (48,259)           (48,259)
Net income ..............         --       --         --          --          --             --     39,320             39,320
Shares issued upon
 redemption of
 Common Units ...........    255,583        2         --          --          --          5,422         --              5,424
                          ----------     ----   --------    --------    --------     ----------   --------         ----------
Balance at December 31,
 1996 ................... 35,636,155      356         --          --          --        780,562    (10,571)           770,347
Issuance of Common
 Stock .................. 10,702,215      107         --          --          --        349,147         --            349,254
Series A Preferred Shares
 offering ...............         --       --    125,000          --          --         (3,191)        --            121,809
Series B Preferred Shares
 offering ...............         --       --         --     172,500          --         (6,154)        --            166,346
Common Stock
 dividends ..............                                                     --             --    (76,618)           (76,618)
Preferred stock
 dividends ..............         --       --         --          --          --             --    (13,117)           (13,117)
Net Income ..............         --       --         --          --          --             --     71,679             71,679
Shares issued upon
 redemption of
 Common Units ...........    500,230        5         --          --          --         11,736         --             11,741
                          ----------     ----   --------    --------    --------     ----------   --------         ----------
Balance at December 31,
 1997 ................... 46,838,600      468    125,000     172,500          --      1,132,100    (28,627)         1,401,441
Issuance of Common
 Stock .................. 12,036,711      120         --          --          --        385,951         --            386,071
Series D Preferred Shares
 offering ...............         --       --         --          --     100,000         (3,192)        --             96,808
Common Stock
 dividends ..............         --       --         --          --          --             --   (115,623)          (115,623)
Preferred Stock
 dividends ..............         --       --         --          --          --             --    (30,092)           (30,092)
Net income ..............         --       --         --          --          --             --    125,650            125,650
Shares issued upon
 redemption of
 Common Units ...........    989,948       11         --          --          --         31,733         --             31,744
                          ----------     ----   --------    --------    --------     ----------   --------         ----------
Balance at December 31,
 1998 ................... 59,865,259     $599   $125,000    $172,500    $100,000     $1,546,592   $(48,692)        $1,895,999
                          ==========     ====   ========    ========    ========     ==========   ========         ==========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)
             For the Years Ended December 31, 1998, 1997 and 1996


                                                                       1998             1997            1996
                                                                 ---------------   -------------   -------------
Operating activities:
Net income ...................................................    $    125,650      $   71,679      $   39,320
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation ...............................................          85,046          44,393          20,752
  Amortization ...............................................           9,257           5,396           3,254
  Loss on early extinguishment of debt .......................             387           5,799           2,140
  Minority interest ..........................................          24,335          15,106           6,782
  Gain on sale of properties .................................          (1,716)             --              --
  Changes in operating assets and liabilities:
   Accounts receivable .......................................          (7,168)         (8,662)         (1,734)
   Prepaid expenses and other assets .........................             393          (3,270)           (776)
   Accrued straight-line rents receivable ....................         (14,161)         (6,848)         (2,778)
   Accounts payable, accrued expenses and other
     liabilities .............................................          41,410           6,599           4,357
                                                                  ------------      ----------      ----------
     Net cash provided by operating activities ...............         263,433         130,192          71,317
Investing activities:
Proceeds from disposition of real estate assets ..............          26,347           1,419             900
Additions to real estate assets ..............................        (943,446)       (465,066)       (181,444)
Advances to related parties ..................................          (1,348)         (6,666)         (1,132)
Other assets and notes receivable ............................         (47,889)        (18,580)         (3,626)
Cash from contributed net assets .............................          55,064              --          20,711
Cash paid in exchange for net assets .........................        (128,807)        (35,390)       (322,276)
                                                                  ------------      ----------      ----------
     Net cash used in investing activities ...................      (1,040,079)       (524,283)       (486,867)
                                                                  ------------      ----------      ----------
Financing activities:
Distributions paid on Common Stock and Common Units ..........        (136,891)        (88,397)        (55,515)
Dividends paid on preferred stock ............................         (30,092)        (11,720)             --
Net proceeds from sale of preferred stock ....................          96,808         288,155              --
Net proceeds from the sale of Common Stock ...................         198,439         345,325         406,595
Payment of prepayment penalties ..............................            (387)         (6,945)         (1,184)
Borrowings on revolving loans ................................         956,500         563,500         307,500
Repayment of revolving loans .................................        (846,500)       (264,000)       (299,000)
Proceeds from mortgages and notes payable ....................         745,356         100,000         213,500
Repayment of mortgages and notes payable .....................        (170,304)       (532,481)       (141,216)
Payment of deferred financing costs ..........................         (14,984)           (270)        (10,898)
                                                                  ------------      ----------      ----------
     Net cash provided by financing activities ...............         797,945         393,167         419,782
                                                                  ------------      ----------      ----------
Net increase (decrease) in cash and cash equivalents .........          21,299            (924)          4,232
Cash and cash equivalents at beginning of the period .........          10,146          11,070           6,838
                                                                  ------------      ----------      ----------
Cash and cash equivalents at end of the period ...............    $     31,445      $   10,146      $   11,070
                                                                  ============      ==========      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest .......................................    $     95,468      $   51,283      $   26,039
                                                                  ============      ==========      ==========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                            (Dollars in thousands)


             For the Years Ended December 31, 1998, 1997 and 1996

Supplemental disclosure of non-cash investing and financing activities:
The following summarizes the net assets contributed by holders of common partnership interests ("Common Units") in Highwoods Realty Limited Partnership (the "Operating Partnership") other than Highwoods Properties, Inc. (the "Company") or acquired subject to mortgage notes payable:




                                                                         1998          1997          1996
                                                                     -----------   -----------   -----------
Assets:
Real estate assets, net ..........................................   $478,224      $782,136      $625,137
Cash and cash equivalents ........................................     55,064            --        20,711
Restricted cash ..................................................         --         2,727        11,476
Tenant leasing costs, net ........................................         --           131            --
Deferred financing costs, net ....................................         --           227         3,871
Accounts receivable and other ....................................      6,634           913         1,635
Investment in unconsolidated affiliates ..........................     18,218            --            --
Notes receivable .................................................     29,176            --            --
                                                                     --------      --------      --------
  Total assets ...................................................   $587,316       786,134       662,830
                                                                     --------      --------      --------
Liabilities:
Mortgages and notes payable ......................................    345,106       555,663       244,129
Accounts payable, accrued expenses and other liabilities .........     34,044        19,527        19,142
                                                                     --------      --------      --------
  Total liabilities ..............................................    379,150       575,190       263,271
                                                                     --------      --------      --------
   Net assets ....................................................   $208,166      $210,944      $399,559
                                                                     ========      ========      ========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


Description of the Company

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Company's assets include 658 in-service office, industrial and retail properties; 2,325 apartment units; 1,417 acres of undeveloped land suitable for future development; and an additional 59 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership, the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 1998, the Company owned 86% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock'), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     The Company also provides leasing, property management, real estate development, construction and miscellaneous services for its properties as well as for third parties. The Company conducts its third-party fee-based services through Highwoods Services, Inc., a subsidiary of the Operating Partnership accounted for using the equity method of accounting, and through Highwoods/Tennessee Properties, Inc., a wholly owned subsidiary of the Company.


     Generally one year after issuance, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company's Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.


Basis of Presentation

     The consolidated financial statements include the accounts of the Company and the Operating Partnership and its majority controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Company is a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.

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


Restricted Cash

     The Company is required by a certain mortgage note to maintain various depository accounts, a cash collateral account and a contingency reserve account. All rents with respect to the collateralized properties are made payable to, and deposited directly in, the depository accounts, which are then transferred to the cash collateral account. Subsequent to payment of debt service and other required escrows, the residual balance of the cash collateral account is funded to the Company for capital expenditures and operations. The Company is required to maintain a minimum contingency reserve account balance of $7,000,000. At December 31, 1998, the account balances were $9,072,421, including $7,120,655 in the contingency reserve account. At December 31, 1997, the account balances were $8,624,090, including $7,069,186 in the contingency reserve account.

     The Company is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1998, and 1997, $2,672,448 and $717,350, respectively, were escrowed for real estate taxes.


Investment in Unconsolidated Affiliates

     Investment in unconsolidated affiliates are accounted for on the equity method and reflect the Company's share of income or loss of the affiliate, reduced by distributions received and increased by contributions made.


Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of the lease. Unpaid rents are included in accounts receivable. Certain lease agreements provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents are recorded on the accrual basis. All rent and other receivables from tenants are due from commercial building tenants located in the properties.


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


Concentration of Credit Risk

     Management of the Company performs ongoing credit evaluations of its tenants. The majority-owned properties (excluding apartment units) are leased to approximately 4,400 tenants in 20 geographic locations. The Company's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.


Interest Rate Risk Management

     The Company may enter into interest rate hedge contracts such as swaps, caps and collars in order to mitigate its interest rate risk on a related financial instrument. The Company has designated these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

     The Company also utilizes treasury lock agreements to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument.

     The Company is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The counterparties are major financial institutions with credit ratings of Aa3 or better, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its Revolving Loans and the variable rate mortgages, even if such rate were in excess of the rate in the interest rate hedge contracts. The Company would not realize a material loss as of December 31, 1998, in the event of non-performance by any one counterparty. Additionally, the Company limits the amount of credit exposure with any one institution.


Stock Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 9, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

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


Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholder's equity exclusive of transactions with owners such as capital contributions and dividends. The Company adopted this Standard in 1998. The Company did not report any comprehensive income items in any of the years presented.


Segment Reporting

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which superceded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. FAS 131 establishes standards for the public reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of FAS 131 did not affect the Company's net income or financial position.


Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives at December 31, 1998 are discussed in Note 3.


Reclassifications

     Certain amounts in the December 31, 1996 Financial Statements have been reclassified to conform to the December 31, 1997 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

2. INVESTMENT IN UNCONSOLIDATED AFFILIATES


     As a result of the Company's merger with J.C. Nichols Company, the Company had investments accounted for under the equity method of accounting which consisted of the following at December 31, 1998:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
2. INVESTMENT IN UNCONSOLIDATED AFFILIATES -- Continued


                                                           Percent owned
                                                          --------------
           Center Court Partners ......................         50.0%
           Dallas County Partners .....................         50.0
           Dallas County Partners II ..................         50.0
           Dallas County Partners III L.C .............         50.0
           Fountain Three .............................         50.0
           Terrace Place Partners .....................         50.0
           Meredith Drive Associates L.P ..............         49.5
           Board of Trade Investment Company ..........         49.0
           Kessinger/Hunter ...........................         30.0
           4600 Madison Associates L.P ................         12.5
           Raphael Hotel Group L.P ....................          5.0

     Selected aggregate financial data for unconsolidated affiliates for 1998 and 1997 is presented below:



                                            1998          1997
                                        -----------   -----------
                                             (in thousands)
  Total assets ......................   $143,662      $131,341
  Total liabilities .................   $116,089      $141,526
  Net income ........................   $  4,412      $  3,714

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE
     Mortgages and notes payable consisted of the following at December 31, 1998, and 1997:



                                                                  1998           1997
                                                             -------------   -----------
                                                                   (in thousands)
          Mortgage notes payable:
           7.9% mortgage note due 2001 ...................    $  133,000      $140,000
           9.0% mortgage note due 2005 ...................        39,043        39,630
           8.1% mortgage note due 2005 ...................        30,454        30,951
           8.0% mortgage note due 2007 ...................        42,842        43,465
           8.0% mortgage note due 2013 ...................        55,754            --
           6.5% to 13.0% mortgage notes due between
           1999 and 2022 .................................       254,234        78,330
           Variable rate Industrial Revenue Bonds due
           between 1999 and 2015 .........................        70,800            --
           Variable rate mortgage notes due 2021 .........         1,975            --
                                                              ----------      --------
                                                              $  628,102      $332,376
                                                              ----------      --------
          Unsecured indebtedness:
           6.75% notes due 2003 ..........................    $  100,000      $100,000
           8.0% notes due 2003 ...........................       150,000            --
           7.0% notes due 2006 ...........................       110,000       110,000
           7.125% notes due 2008 .........................       100,000            --
           8.125% notes due 2009 .........................        50,000            --
           7.19% notes due 2011 ..........................       100,000       100,000
           6.835% notes due 2013 .........................       125,000            --
           7.5% notes due 2018 ...........................       200,000            --
           Variable rate note due 2002 ...................        21,114        21,682
           Revolving loan due 1998 .......................            --        50,000
           Revolving loan due 1999 .......................            --       264,500
           Revolving loan due 2001 .......................       424,500            --
                                                              ----------      --------
                                                              $1,380,614      $646,182
                                                              ----------      --------
  Total ..................................................    $2,008,716      $978,558
                                                              ==========      ========

Secured Indebtedness

     Mortgage notes payable were secured by real estate with an aggregate carrying value of $1.2 billion at December 31, 1998.

     The 7.9% mortgage note due 2001 is secured by 45 of the properties (the "Mortgage Note Properties"), which are held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Company has a 99.99% economic interest in the Financing Partnership, which is managed indirectly by the Company. The 7.9% mortgage note is a conventional, monthly pay, first mortgage note in the principal amount of $133 million issued by the Financing Partnership. The 7.9% mortgage note is a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may be had only against the Mortgage Note Properties and other assets that have been pledged as security. The 7.9% mortgage note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994, among the Financing Partnership, Bankers Trust Company of California, N.A. and Bankers Trust Company.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- Continued

     The Financing Partnership may make optional principal payments on the 7.9% mortgage note on any distribution date, subject to the payment of a yield maintenance charge in connection with such payments made prior to August 1, 2000.


Unsecured Indebtedness

     On June 24, 1997, a trust formed by the Operating Partnership sold $100 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09% from the date of issuance through June 15, 2004, net of a related put option and certain interest rate hedge contract costs. Under certain circumstances, the Put Option Notes could become subject to early maturity on June 15, 2004.

     On February 2, 1998, the Operating Partnership sold $125 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835%, representing an effective borrowing cost of 6.31% from the date of issuance through January 31, 2003 (the "Remarketing Date"), net of a related remarketing option. Under certain circumstances, the MOPPRS could become subject to early maturity on the Remarketing Date.

     During 1998, the Company obtained a $600 million unsecured revolving loan (as amended, the "Revolving Loan"). The Revolving Loan matures in July 2001 and replaced the Company's two previously existing revolving loans aggregating $430 million. The Revolving Loan carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. The Revolving Loan also includes a $300 million competitive bid sub-facility. At December 31, 1998, the effective interest rate for borrowing under the Revolving Loan was 6.18%. The Company had $152.5 of borrowing availability under the Revolving Loan at December 31, 1998. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to .15% of the aggregate amount of the Revolving Loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1998, the Company was in compliance with these covenants.


Interest Rate Hedge Contracts

     To meet in part its long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. Borrowings under the Revolving Loan bear interest at variable rates. The Company's long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, the Company has assumed fixed rate and variable rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- Continued

     The following table sets forth information regarding the Company's interest rate hedge contracts as of December 31, 1998:



                   Notional     Maturity                                  Fixed        Fair Market
 Type of Hedge      Amount        Date           Reference Rate            Rate           Value
---------------   ----------   ----------   -----------------------   -------------   ------------
                                      (dollars in thousands)
Treasury Lock     $50,000       3/10/99     10-Year Treasury               5.631%       $ (3,708)
Treasury Lock     100,000        7/1/99     10-Year Treasury               5.674          (7,313)
Treasury Lock     100,000       10/1/99     10-Year Treasury               5.725          (7,394)
Swap              100,000       10/1/99     3-Month LIBOR                  4.970              93
Swap               21,112       6/10/02     1-Month LIBOR + 0.75%          7.700            (733)
Collar             80,000      10/15/01     1-Month LIBOR              5.40-6.25          (1,376)

     The interest rate on all of the Company's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net payments made to counterparties under the Company's swaps, collars and caps were $48,000 in 1998 and $47,000 in 1997 and were recorded as increases to interest expense. Payments received from counterparties were $167,000 in 1996 and were recorded as a reduction of interest expense.

     In addition, the Company is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The Company expects the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate hedge contracts, the Company could be required to pay the full rates on its debt, even if such rates were in excess of the rates in the contracts.


Other Information

     The aggregate maturities of the mortgage and notes payable at December 31, 1998 are as follows:



Year of Maturity                    Principal Amount
--------------------------------   -----------------
                                     (in thousands)
  1999 .........................       $   44,387
  2000 .........................           29,736
  2001 .........................          576,956
  2002 .........................           66,013
  2003 .........................          265,576
  Thereafter ...................        1,026,048
                                       ----------
                                       $2,008,716
                                       ==========

     Total interest capitalized was $17,968,000 in 1998, $7,238,000 in 1997, and $2,935,000 in 1996.


4. EMPLOYEE BENEFIT PLANS



Management Compensation Program

     The Company has established an incentive compensation plan for employees of the Company. The plan provides for payment of a cash bonus to participating officers and employees if certain Company performance objectives are achieved. The amount of the bonus to participating officers and employees is based on a formula determined for each employee by the executive compensation committee, but

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. EMPLOYEE BENEFIT PLANS -- Continued

may not exceed 100% of base salary. All bonuses may be subject to adjustment to reflect individual performance as measured by specific qualitative criteria to be approved by the executive compensation committee. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

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


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. During 1998, 1997 and 1996, the Company contributed $588,000, $353,000, and $160,000, respectively to the Plan. Administrative expenses of the plan are paid by the Company.


Employee Stock Purchase Plan

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. Employees purchased 24,046 and 5,839 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 1998 and 1997, respectively.


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

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1998, are as follows (in thousands):


  1999 ......................   $  493,190
  2000 ......................      455,254
  2001 ......................      388,659
  2002 ......................      321,121
  2003 ......................      252,459
  Thereafter ................      936,741
                                ----------
                                $2,847,424
                                ==========

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6. RELATED PARTY TRANSACTIONS
     The Company makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 7% per annum, are due on demand and totaled $10,420,000 at December 31, 1998, and $7,022,000 at December 31, 1997. The Company recorded interest income from these advances of $826,000, $142,000 and $91,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     On December 8, 1998, the Company purchased the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Company for approximately $2.5 million.

     On October 1, 1997, the Company sold the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer and director of the Company for $2,050,000. The Company accepted a note receivable of $2,050,000 as consideration for this transaction which approximated the carrying value of the property. The note bore interest at 8% per annum and was paid in full on October 8, 1998. The Company recorded interest income of $123,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.

     On March 18, 1997, the Company purchased 5.68 acres of development land in Raleigh, North Carolina, for $1,298,959 from a partnership in which an executive officer and director and an additional director of the Company each had an 8.5% limited partnership interest.


7. STOCKHOLDERS' EQUITY



Common Stock Distributions

     Distributions paid on Common Stock were $2.10, $1.98 and $1.86 per share for the years ended December 31, 1998, 1997 and 1996, respectively.

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:



                                            1998         1997         1996
                                         ----------   ----------   ----------
  Per share:
  Ordinary income ....................    $  1.84      $  1.39      $  1.50
  Capital gains ......................        .01           --          .01
  Return of capital ..................        .25          .59          .35
                                          -------      -------      -------
  Total ..............................    $  2.10      $  1.98      $  1.86
                                          =======      =======      =======

     The Company's tax returns for the year ended December 31, 1998, have not been filed, and the taxability information for 1998 is based upon the best available data. The Company's tax returns have not been examined by the IRS, and therefore the taxability of distributions is subject to change.

     The tax basis of the Company's assets is approximately $3,335,636,000 and the tax basis of the Company's liabilities is $2,108,076,000.

     On January 25, 1999, the Board of Directors declared a Common Stock distribution of $.54 per share payable on February 17, 1999, to stockholders of record on February 4, 1999.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCKHOLDERS' EQUITY -- Continued

Preferred Stock

     On February 7, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. The Company's 1998 distributions of $86.25 per Series A Preferred Share will be taxed as ordinary income.

     On September 22, 1997, the Company issued 6,900,000 8% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. The Company's 1998 distributions of $2.00 per Series B Preferred Share will be taxed as ordinary income.

     On April 23, 1998, the Company issued 4,000,000 depositary shares (the "Series D Depositary Shares"), each representing a 1/10 fractional interest in an 8% Series D Cumulative Redeemable Preferred Share (the "Series D Preferred Shares"). The Series D Preferred Shares are non-voting and have a liquidation preference of $250 per share for an aggregate liquidation preference of $100 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $96.8 million. Holders of Series D Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $20.00 per share). On or after April 23, 2003, the Series D Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. The Company's 1998 distributions of $1.04 per Series D Depositary Share will be taxed as ordinary income.


Shareholder Rights Plan
     On October 4, 1997, the Board declared a dividend on one preferred share purchase right ("Right") for each outstanding share of Common Stock to be distributed to all holders of record of the Common Stock on October 16, 1997. The Rights attach to shares of Common Stock subsequently issued. Each

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCKHOLDERS' EQUITY -- Continued

Right entitles the registered holder to purchase one-hundredth of a participating preferred share for an exercise price of $140.00 per one-hundredth of a participating preferred share, subject to adjustment as provided in the rights agreement. The Rights will generally be exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer for 15% or more of the Common Stock. The Rights will expire on October 6, 2007, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.


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


Forward Share Purchase Agreement

     On August 28, 1997, the Company entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provides that if the market price (defined as the weighted average closing price of the Common Stock for the period beginning March 31, 1999 and ending when UB-LB has sold all of the shares issued under the forward contract) is less than a certain amount (the "Forward Price"), the Company must pay UB-LB the difference times 1.8 million. (Similarly, if the Market Price of a share of Common Stock is above the Forward Price, UB-LB must pay the Company the difference in shares of Common Stock.)


8. EARNINGS PER SHARE


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

     The following table sets forth the computation of basic and diluted earnings per share:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. EARNINGS PER SHARE -- Continued


                                                                      1998             1997           1996
                                                                 --------------   --------------   ----------
                                                                   (in thousands, except per share amounts)
  Numerator:
    Income before minority interest and extraordinary
     item ....................................................     $150,372         $ 92,584        $ 48,242
    Non-convertible preferred stock dividends (3) ............      (30,092)         (13,117)             --
    Minority interest ........................................      (24,335)         (15,106)         (6,782)
    General partner's portion of extraordinary item ..........         (387)          (5,799)         (2,140)
                                                                   --------         --------        --------
  Numerator for basic earnings per share -- income
     available to common stockholders ........................     $ 95,558         $ 58,562        $ 39,320
    Effect of dilutive securities:
     Minority interest .......................................           --(1)            --(2)        6,782
     Minority interest portion of extraordinary item .........           --(1)            --(2)         (292)
                                                                   ----------       ----------      --------
                                                                         --(1)            --(2)        6,490
  Numerator for diluted earnings per share -- income
    available to common stockholders -- after assumed
    conversions ..............................................     $ 95,558         $ 58,562        $ 45,810
  Denominator:
  Denominator for basic earnings per share --
    weighted-average shares ..................................       54,791           38,770          26,111
    Effect of dilutive securites:
     Employee stock options (3) ..............................          240              318             190
     Warrants (3) ............................................           45               73              32
     Common Units converted ..................................           --(1)            --(2)        4,109
                                                                   ----------       ----------      --------
    Dilutive potential common shares .........................          285              391           4,331
  Denominator for diluted earnings per share --
    adjusted weighted average shares and assumed
    conversions ..............................................       55,076           39,161          30,442
  Basic earnings per share ...................................     $   1.74         $   1.51        $   1.51
                                                                   ==========       ==========      ========
  Diluted earnings per share .................................     $   1.74         $   1.50        $   1.50
                                                                   ==========       ==========      ========

----------
(1) 10,545,460 in Common Units and related $24,335,000 in minority interest, net of $62,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(2) 7,651,935 in Common Units and the related $13,960,000 in minority interest, net of $1,146,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(3) For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 3, 6 and 8.


9. STOCK OPTIONS AND WARRANTS


     As of December 31, 1998, 5,838,627 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- Continued

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

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 1998 was estimated at the date of grant using the following weighted average assumptions: risk-free rates ranging between 3.29% and 6.01%, dividend yield of 9.0% and a weighted average expected life of the options of five years. The fair value of the options granted in 1997 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted average expected life of the options of five years. The fair value of the 1996 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rate of 6.47%, expected volatility of .182, dividend yield of 7.07% and a weighted-average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- Continued


                                                                          Year ended
                                                                         December 31
                                                          ------------------------------------------
                                                              1998           1997           1996
                                                          ------------   ------------   ------------
                                                           (dollars in thousands, except per share
                                                                           amounts)
Net income -- as reported .............................   $95,558          $ 58,562       $ 39,320
Net income -- pro forma ...............................   $93,394          $ 57,383       $ 38,861
Net income per share -- basic (as reported) ...........   $ 1.74           $   1.51       $   1.51
Net income per share -- diluted (as reported) .........   $ 1.74           $   1.50       $   1.50
Net income per share -- basic (pro forma) .............   $ 1.70           $   1.48       $   1.49
Net income per share -- diluted (pro forma) ...........   $ 1.70           $   1.47       $   1.49

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 1998, 1997 and 1996:



                                               Options Outstanding
                                           ---------------------------
                                                             Weighted
                                                             Average
                                               Number        Exercise
                                             of Shares        Price
                                           -------------   -----------
 Balances at December 31, 1995 .........       689,320      $  21.54
 Options granted .......................       586,925         28.27
 Options canceled ......................            --            --
 Options exercised .....................       (10,545)        20.75
                                               -------      --------
 Balances at December 31, 1996 .........     1,265,700         24.67
 Options granted .......................     2,250,765         32.90
 Options canceled ......................       (76,040)        22.20
 Options exercised .....................      (117,428)        21.84
                                             ---------      --------
 Balances at December 31, 1997 .........     3,322,997         30.40
 Options granted .......................       737,754         27.21
 Options canceled ......................       (11,800)        31.11
 Options exercised .....................       (25,400)        21.98
                                             ---------      --------
 Balances at December 31, 1998 .........     4,023,551      $  29,83
                                             =========      ========


                                 Options Exercisable
                              -------------------------
                                              Weighted
                                              Average
                               Number of      Exercise
                                 Shares        Price
                              -----------   -----------
December 31, 1996 .........    225,350      $ 21.74
December 31, 1997 .........    686,870      $ 30.94
December 31, 1998 .........   1,315,898     $ 26.65

     Exercise prices for options outstanding as of December 31, 1998, ranged from $9.54 to $35.50. The weighted average remaining contractual life of those options is 7.7 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1998, 1997 and 1996 was $2.98, $3.23 and $3.10, respectively.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- Continued

     Warrants

     In connection with various acquisitions in 1997, 1996 and 1995 the Company issued warrants to certain officers and directors.



                               Number of      Exercise
Date of Issuance                Warrants       Price
---------------------------   -----------   -----------
    February 1995 .........     100,000       $ 21.00
    April 1996 ............     150,000       $ 28.00
    October 1997 ..........   1,479,290       $ 32.50
    December 1997 .........     120,000       $ 34.13
                              ---------
  Total ...................   1,849,290
                              =========

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance. All warrants are exercisable from the date of issuance. The warrants granted in October 1997 do not have an expiration date. There were no warrants issued during 1998.


10. COMMITMENTS AND CONTINGENCIES


     Lease

     Certain properties in the portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

     For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

     For one property, the Company has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $1,800,000 to $2,200,000 depending on the exercise date.

     The obligation for future minimum lease payments is as follows (in thousands):


  1999 .....................   $ 1,459
  2000 .....................     1,459
  2001 .....................     1,459
  2002 .....................     1,433
  2003 .....................     1,414
  Thereafter ...............    58,684
                               -------
                               $65,908
                               =======

     Litigation

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. COMMITMENTS AND CONTINGENCIES -- Continued

proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the Securities and Exchange Commission containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations. The Company intends to vigorously defend this litigation and has filed a motion to dismiss all claims asserted against the defendants. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company is a party to a variety of legal proceedings arising in the ordinary course of our business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on the Company's business, financial condition and results of operations.


     Contracts

     The Company has entered into construction contracts totaling $348 million at December 31, 1998. The amounts remaining on these contracts as of December 31, 1998 totaled $130 million.

     The Company has entered into various contracts under which it is committed to acquire 626 acres of land over a four-year period for an aggregate purchase price of approximately $79 million.


     Capital Expenditures

     The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions.


     Environmental Matters

     Substantially all of the Company's in-service properties have been subjected to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.


     Employment Agreements

     As the Company has expanded into new markets, it has sought to enter into business combinations with local real estate operators with many years of management and development experience in their respective markets. Accordingly, in connection with joining the Company as executive officers as a result of such business combinations, these persons have entered into employment agreements with the Company.


11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS


     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- Continued

material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 were as follows:



                                                       Carrying          Fair
                                                        Amount          Value
                                                    -------------   -------------
                                                           (in thousands)
          Cash and cash equivalents .............   $   31,445      $  31,445
          Accounts and notes receivable .........   $   68,173      $  68,173
          Mortgages and notes payable ...........   $2,008,716      $2,042,950
          Interest rate hedge contracts .........   $    2,046      $ (20,431)

     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1998, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair values of the Company's interest rate hedge contracts represent the estimated amount the Company would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 1998. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


12. ACQUISITION


     On July 13, 1998, the Company completed its acquisition of the J.C. Nichols Company ("JCN"), a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. The aggregate consideration totaled $544 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229 million of debt, approximately $15 million in transaction costs and a cash payment of approximately $120 million, net of cash acquired of approximately $59 million. The merger was accounted for under the purchase method of accounting. The results of operations of JCN have been included in the Company's financial statements for the period from July 13, 1998 to December 31, 1998. Unaudited pro forma information is provided in Note 13 as if the acquisition of JCN had occurred at the beginning of the respective years presented.


13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)


     The following unaudited pro forma information has been prepared assuming the following transactions all occurred as of January 1, 1997: (1) the acquisition of 176 properties during 1997 at an initial cost of $1.1 billion;
(2) the issuance of 125,000 Series A Preferred Shares; (3) the issuance of $100 million of X-POS; (4) the issuance of 6,900,000 Series B Preferred Shares; (5) the issuance of 1,800,000 shares of Common Stock in August 1997; (6) the issuance of 8,500,000 shares of Common Stock in October 1997; (7) the acquisition of 186 properties during 1998 at an initial cost of $1.2 billion;
(8) the issuance of $125 million of MOPPRS and $100 million unsecured notes due 2008 in February 1998; (9) the issuance of an aggregate of 5,503,795 shares of Common Stock in underwritten public offerings during 1998; (10) the issuance of 400,000 Series D Preferred Shares; and (11) the issuance of $200 million of unsecured notes due 2018 in April 1998.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED) -- Continued

     Pro forma interest expense was calculated based on the indebtedness outstanding after debt repayment and using the effective interest rate on such indebtedness. In connection with various transactions, the Company issued Common Stock and the Operating Partnership issued Common Units totaling approximately 6.5 million and 6.7 million in 1998 and 1997, respectively, which were recorded at fair market value upon the closing date of the transactions.



                                                   Pro Forma Year Ended     Pro Forma Year Ended
                                                     December 31, 1998       December 31, 1997
                                                  ----------------------   ---------------------
                                                     (in thousands, except per share amounts)
      Revenues ................................         $ 560,799                $ 455,612
      Net income before
       extraordinary item .....................         $ 102,895                $  75,807
      Net income ..............................         $ 102,508                $  70,008
      Net income per share -- basic ...........         $    1.87                $    1.15
      Net income per share -- diluted .........         $    1.86                $    1.14

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been if the transactions had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.


14. SEGMENT INFORMATION


     The sole business of the Company is the acquisition, development and operation of rental real estate properties. The Company operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

     The Company's chief operating decision maker ("CDM") assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

     The accounting policies of the segments are the same as those described in note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 1998, 1997 and 1996:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. SEGMENT INFORMATION -- Continued


                                                                          1998          1997          1996
                                                                      -----------   -----------   -----------
                                                                                  (in thousands)
Rental income:
Office segment ....................................................    $ 426,571     $ 233,527     $ 112,475
Industrial segment ................................................       48,134        33,406        18,373
Retail segment ....................................................       13,922            --            --
Apartment segment .................................................        9,374            --            --
                                                                       ---------     ---------     ---------
                                                                       $ 498,001     $ 266,933     $ 130,848
                                                                       =========     =========     =========
Net operating income:
Office segment net operating income ...............................    $ 290,553     $ 162,685     $  80,201
Industrial segment net operating income ...........................       39,392        27,505        15,334
Retail segment net operating income ...............................        8,869            --            --
Apartment segment net operating income ............................        4,864            --            --
                                                                       ---------     ---------     ---------
                                                                       $ 343,678     $ 190,190     $  95,535
Reconciliation to income before minority interest and extraordinary item:
Equity in income of unconsolidated affiliates .....................          430            --            --
Gain on disposition of assets .....................................        1,716            --            --
Interest and other income .........................................       14,040         7,537         7,078
Interest expense ..................................................      (97,011)      (47,394)      (26,610)
General and administrative expenses ...............................      (20,776)      (10,216)       (5,666)
Depreciation and amortization .....................................      (91,705)      (47,533)      (22,095)
                                                                       ---------     ---------     ---------
Income before minority interest and extraordinary item ............    $ 150,372     $  92,584     $  48,242
                                                                       =========     =========     =========


                                               At December 31,
                                ---------------------------------------------
                                     1998            1997            1996
                                -------------   -------------   -------------
Total Assets:
Office segment ..............    $3,268,124      $2,361,973      $1,217,332
Industrial segment ..........       495,675         288,511         176,307
Retail segment ..............       239,555              --              --
Apartment segment ...........       139,093              --              --
Corporate and other .........       171,886          71,822          49,801
                                 ----------      ----------      ----------
Total Assets ................    $4,314,333      $2,722,306      $1,443,440
                                 ==========      ==========      ==========

15. SUBSEQUENT EVENTS

     On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29 -- Walter Fink-KG ("DLF"), pursuant to which the Company sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. The Company retained the remaining 22.81% interest in the Joint Venture, received cash proceeds of approximately $126 million and is the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Company receives customary management fees and leasing commissions. The net book value of these properties at December 31, 1998 was $131.3 million. The Company used the cash

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15. SUBSEQUENT EVENTS -- Continued

proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.

     On February 28, 1999, the Company and UB-LB amended the forward contract described in Note 7. Pursuant to the amendment:

   o UB-LB applied $12.8 million, which is classified as restricted cash as of December 31, 1998, in Company collateral to "buy down" the Forward Price by approximately $7.10 to (at March 31, 1999, the forward price was approximately $25.12);

   o The Company issued 161,924 shares of common stock to UB-LB as an interim settlement payment; and

   o UB-LB agreed not to sell any of the shares that the Company had issued to it until not later than March 31, 1999.

     The Company has recently entered into agreements to sell approximately 3.9 million rentable square feet of non-core office and industrial properties for gross proceeds of approximately $385 million. Non-core properties generally include single buildings or business parks that do not fit the Company's long-term strategy. The transactions are subject to customary closing conditions such as expiration of the buyers' due diligence periods. Although the Company believes that the transactions will close by May 31, 1999, it can provide no assurance that all or part of the transactions will be consummated.


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):


     Selected quarterly financial data for the years ended December 31, 1998 and 1997 are as follows:

                                                          For the year ended December 31, 1997*
                                  -------------------------------------------------------------------------------------
                                   First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                                  ---------------   ----------------   ---------------   ----------------   -----------
                                                         (in thousands except per share amounts)
Revenues ......................   $58,321           $61,238            $63,655           $91,256            $274,470
                                  --------          --------           --------          --------           --------
Income before minority
  interest and extraordinary
  item ........................    19,554            20,595             21,554            30,881             92,584
Minority interest .............    (3,129)           (3,295)            (3,448)           (5,234)           (15,106)
Extraordinary item ............    (3,337)              -0-             (1,328)           (1,134)            (5,799)
                                  --------          --------           --------          --------           --------
Net income ....................    13,088            17,300             16,778            24,513             71,679
                                  ========          ========           ========          ========           ========
Preferred dividends ...........    (1,407)           (2,695)            (2,870)           (6,145)           (13,117)
                                  --------          --------           --------          --------           --------
Net income available for
  common stockholders .........   $11,681           $14,605            $13,908           $18,368            $58,562
                                  --------          --------           --------          --------           --------
Per share:
  Income before
   extraordinary
   item -- basic ..............   $   .43           $   .41            $   .42           $   .42            $  1.66
                                  ========          ========           ========          ========           ========
  Income before
   extraordinary
   item -- diluted ............   $   .42           $   .40            $   .42           $   .41            $  1.65
                                  ========          ========           ========          ========           ========

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued


                                                          For the year ended December 31, 1998*
                                  -------------------------------------------------------------------------------------
                                   First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                                  ---------------   ----------------   ---------------   ----------------   -----------
                                                        (in thousands, except per share amounts)
Revenues ......................      $102,488           $115,641          $142,940           $153,118       $514,187
                                     --------           --------          --------           --------       --------
Income before minority
  interest and extraordinary
  item ........................        34,037             37,251            40,309             38,775       150,372
Minority interest .............        (5,608)            (6,266)           (6,031)            (6,430)      (24,335)
Extraordinary item ............           (46)                --              (324)               (17)         (387)
                                     --------           --------          --------           --------       --------
Net income ....................        28,383             30,985            33,954             32,328       125,650
                                     ========           ========          ========           ========       ========
Preferred dividends ...........        (6,145)            (7,656)           (8,145)            (8,146)      (30,092)
                                     --------           --------          --------           --------       --------
Net income available for
  common stockholders .........      $ 22,238           $ 23,329          $ 25,809           $ 24,182       $95,558
                                     --------           --------          --------           --------       --------
Per share:
  Income before
   extraordinary
   item -- basic ..............      $    .45           $    .45          $    .45           $    .41       $  1.75
                                     ========           ========          ========           ========       ========
  Income before
   extraordinary
   item -- diluted ............      $    .45           $    .44          $    .45           $    .40       $  1.74
                                     ========           ========          ========           ========       ========

----------
* The total of the four quarterly amounts for net income per share does not equal the total for the year due to the use of a weighted average to compute the average number of shares outstanding.

                           HIGHWOODS PROPERTIES, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 1998
                                 (In thousands)


                                                                  Cost Capitalized
                                                                     Subsequent                 Gross Amount at
                                             Initial Cost          to Acquisition       Which Carried at Close of Period
                                                   Building &            Building &              Building &
       Description         Encumbrance    Land    Improvements   Land   Improvements    Land    Improvements   Total (16)
------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
Asheville, NC
Ridgefield III                    --      743         3,183       --          861       743         4,044         4,787
Ridgefield I                   1,662      636         3,607     --            234       636         3,841         4,477
Ridgefield II                  1,812      910         5,157     --            173       910         5,330         6,240
Atlanta,GA
1765 The Exchange                 --      767         6,305     --            271       767         6,576         7,343
One Point Royal                   --    1,754        16,621     --             44     1,754        16,665        18,419
Two Point Royal                   --    1,793        14,951     --             56     1,793        15,007        16,800
400 North Business Park           --      979         6,112     --            144       979         6,256         7,235
50 Glenlake                       --    2,500        20,000     --            242     2,500        20,242        22,742
6348 Northeast                 1,400      277         1,629     --             26       277         1,655         1,932
 Expressway
6438 Northeast                 1,587      181         2,225     --             46       181         2,271         2,452
 Expressway
Bluegrass Place 1                 --      491         2,016     --             24       491         2,040         2,531
Bluegrass Place 2                 --      412         2,529     --             28       412         2,557         2,969
1700 Century Circle               --    1,115         3,148     --            310     1,115         3,458         4,573
1800 Century Boulevard            --    1,441        28,939     --            378     1,441        29,317        30,758
1875 Century Boulevard            --       --         8,790     --            318        --         9,108         9,108
1900 Century Boulevard            --       --         4,721     --            314        --         5,035         5,035
2200 Century Parkway              --       --        14,274     --            754        --        15,028        15,028
2400 Century Center               --       --        12,435     --          2,486        --        14,921        14,921
2600 Century Parkway              --       --        10,254     --            312        --        10,566        10,566
2635 Century Parkway              --       --        21,083     --            726        --        21,809        21,809
2800 Century Parkway              --       --        19,963     --            208        --        20,171        20,171
Chattahoochee Avenue              --      248         1,817     --            216       248         2,033         2,281
Chastain Place I                  --      472         3,011     --            901       472         3,912         4,384
Chastain Place II                 --      607         1,338     --            507       607         1,845         2,452
Chastain Place III                --       --            --     --             35        --            35            35
Corporate Lakes                   --    1,275         7,227     --            339     1,275         7,566         8,841
 Distribution Center
Cosmopolitan North                --    2,855         4,155     --            463     2,855         4,618         7,473
Deerfield land                    --      879            --     --             --       879            --           879
EKA Chemical                      --      609         9,883     --              3       609         9,886        10,495
1035 Fred Drive                   --      270         1,239     --             13       270         1,252         1,522
1077 Fred Drive                   --      384         1,191     --             29       384         1,220         1,604
5125 Fulton Industrial            --      578         3,116     --             81       578         3,197         3,775
 Blvd
Fulton Corporate Center           --      542         2,042     --             70       542         2,112         2,654
10 Glenlake                       --    2,569        20,333     --              1     2,569        20,334        22,903
Glenlakes                         --    2,908            --     --             --     2,908            --         2,908
Gwinnett Distribution             --    1,128         5,943     --            293     1,128         6,236         7,364
 Center
Kennestone Corporate              --      518         4,874     --             99       518         4,973         5,491
 Center
Lavista Business Park             --      821         5,244     --            443       821         5,687         6,508
Norcross, I, II                   --      326         1,979     --             20       326         1,999         2,325
Nortel                            --    3,341        32,109     --              2     3,341        32,111        35,452
Newpoint Place I                  --      825         2,452     --          1,329       825         3,781         4,606
Newpoint Place III                --      661         1,866     --            831       661         2,697         3,358
Newpoint Place                    --      187            --     --             --       187            --           187
Newpoint - Site E                 --      984            --     --             --       984            --           984
Oakbrook I                     1,985      873         4,948     --             73       873         5,021         5,894
Oakbrook II                    3,416    1,579         8,950     --            573     1,579         9,523        11,102
Oakbrook III                   3,877    1,480         8,388     --            172     1,480         8,560        10,040
Oakbrook IV                    2,348      953         5,400     --             45       953         5,445         6,398
Oakbrook V                     5,586    2,206        12,501     --            210     2,206        12,711        14,917
Oakbrook Summitt               4,565      950         6,572     --            146       950         6,718         7,668



                                                           Life on
                                                            Which
                            Accumulated      Date of     Depreciation
       Description         Depreciation   Construction   is Computed
------------------------- -------------- -------------- -------------
Asheville, NC
Ridgefield III                    57         1998         5-40 yrs.
Ridgefield I                     260         1987         5-40 yrs.
Ridgefield II                    328         1989         5-40 yrs.
Atlanta,GA
1765 The Exchange                239         1983         5-40 yrs.
One Point Royal                  329         1996         5-40 yrs.
Two Point Royal                  392         1997         5-40 yrs.
400 North Business Park          278         1985         5-40 yrs.
50 Glenlake                      563         1997         5-40 yrs.
6348 Northeast                    80         1978         5-40 yrs.
 Expressway
6438 Northeast                   107         1981         5-40 yrs.
 Expressway
Bluegrass Place 1                 71         1995         5-40 yrs.
Bluegrass Place 2                 89         1996         5-40 yrs.
1700 Century Circle              217         1972         5-40 yrs.
1800 Century Boulevard         1,444         1975         5-40 yrs.
1875 Century Boulevard           458         1976         5-40 yrs.
1900 Century Boulevard           275         1971         5-40 yrs.
2200 Century Parkway             777         1971         5-40 yrs.
2400 Century Center               91         1998         5-40 yrs.
2600 Century Parkway             515         1973         5-40 yrs.
2635 Century Parkway           1,084         1980         5-40 yrs.
2800 Century Parkway             997         1983         5-40 yrs.
Chattahoochee Avenue             148         1970         5-40 yrs.
Chastain Place I                 276         1997         5-40 yrs.
Chastain Place II                  9         1998         5-40 yrs.
Chastain Place III                --          N/A            N/A
Corporate Lakes                  426         1988         5-40 yrs.
 Distribution Center
Cosmopolitan North               247         1980         5-40 yrs.
Deerfield land                    --          N/A            N/A
EKA Chemical                     196         1998         5-40 yrs.
1035 Fred Drive                   62         1973         5-40 yrs.
1077 Fred Drive                   60         1973         5-40 yrs.
5125 Fulton Industrial           164         1973         5-40 yrs.
 Blvd
Fulton Corporate Center          106         1973         5-40 yrs.
10 Glenlake                       21         1998         5-40 yrs.
Glenlakes                         --          N/A            N/A
Gwinnett Distribution            323         1991         5-40 yrs.
 Center
Kennestone Corporate             215         1985         5-40 yrs.
 Center
Lavista Business Park            290         1973         5-40 yrs.
Norcross, I, II                   94         1970         5-40 yrs.
Nortel                           635         1998         5-40 yrs.
Newpoint Place I                 108         1998         5-40 yrs.
Newpoint Place III                 5         1998         5-40 yrs.
Newpoint Place                    --          N/A            N/A
Newpoint - Site E                 --          N/A            N/A
Oakbrook I                       309         1981         5-40 yrs.
Oakbrook II                      733         1983         5-40 yrs.
Oakbrook III                     613         1984         5-40 yrs.
Oakbrook IV                      329         1985         5-40 yrs.
Oakbrook V                       799         1985         5-40 yrs.
Oakbrook Summitt                 327         1981         5-40 yrs.

                                                                       Cost Capitalized
                                                                          Subsequent
                                               Initial Cost             to Acquisition
                                                     Building &                 Building &
        Description          Encumbrance    Land    Improvements      Land     Improvements
--------------------------- ------------- -------- -------------- ----------- --------------
Oxford Lake Business               --       855         7,014         --           77
 Center
Peachtree Corners Land             --        --            --        744           --
Southside Distribution             --       810         4,482         --           78
 Center
Steel Drive                        --       171         1,219       (171)      (1,219)
Highwoods Center I                 --        --            --         --            9
 Tradeport
Atlanta Tradeport                  --        --            --      7,124           --
Baltimore, MD
4000 Old Court Medical             --       862         5,152          1           15
 Building
9690 Deereco Road                  --     1,188        16,296         --          206
Automatic Data Processing          --     2,277         7,667         --        2,256
The Atrium                         --     1,390         9,864         --          107
Business Center at Owings          --       827         1,581         --           16
 Mills, Lot 7
Business Center at Owings          --       786         2,241         --           23
 Mills, Lot 8
Business Center at Owings          --       960         6,125         --           63
 Mills, Lot 9
Clark Building                     --     1,675         8,764         --          193
Merrill Lynch Building             --     2,960        11,316         --           16
Sportsman Club                     --        --            --      9,851           --
Birmingham, AL
Grandview I                        --     1,895        10,739     (1,895)     (10,739)
Boca Raton, FL
Highwoods Square                   --     2,586        14,657         --          178
Highwoods Plaza                    --     1,772        10,042         --          165
Highwoods Square                   --        --            --         --           44
One Boca Place                     --     5,736        32,505         --          517
Charlotte, NC
4101 Stuart Andrew                 --        70           510         --          245
 Boulevard
4105 Stuart Andrew                 --        26           189         --           22
 Boulevard
4109 Stuart Andrew                 --        87           636         --           40
 Boulevard
4201 Stuart Andrew                 --       110           809         --           53
 Boulevard
4205 Stuart Andrew                 --       134           979         --           52
 Boulevard
4209 Stuart Andrew                 --        91           665         --           42
 Boulevard
4215 Stuart Andrew                 --       133           978         --           48
 Boulevard
4301 Stuart Andrew                 --       232         1,702         --          144
 Boulevard
4321 Stuart Andrew                 --        73           534         --           30
 Boulevard
4601 Park Square                   --     2,601         7,802         --           --
Alston & Bird                      --     2,362         5,379         --           --
First Citizens Building            --       647         5,528         --          358
Twin Lakes Distribution            --     2,816         6,571         --           --
 Center
Mallard Creek I                    --     1,248         4,142         --           41
Mallard Creek III                  --       845         4,762         --           19
Mallard Creek IV                   --       348         1,152         --           --
Mallard Creek VI                   --        --            --        834           --
NationsFord Business Park          --     1,206            --          5           --
Oak Hill Business Park          1,941       750         4,248         --           51
 English
Oak Hill Business Park          1,428       471         2,671         --          278
 Laurel
Oak Hill Business Pk Live          --     1,403         5,611         --          565
 Oak



                                      Gross Amount at
                              Which Carried at Close of Period
                                                                                                  Life on
                                                                                                   Which
                                       Building &                  Accumulated      Date of     Depreciation
        Description           Land    Improvements   Total (16)   Depreciation   Construction   is Computed
--------------------------- -------- -------------- ------------ -------------- -------------- -------------
Oxford Lake Business          855         7,091         7,946           308         1985         5-40 yrs.
 Center
Peachtree Corners Land        744            --           744            --          N/A            N/A
Southside Distribution        810         4,560         5,370           217         1988         5-40 yrs.
 Center
Steel Drive                    --            --            --            --         1975         5-40 yrs.
Highwoods Center I             --             9             9            --          N/A            N/A
 Tradeport
Atlanta Tradeport           7,124            --         7,124            --          N/A            N/A
Baltimore, MD
4000 Old Court Medical        863         5,167         6,030            93         1987         5-40 yrs.
 Building
9690 Deereco Road           1,188        16,502        17,690           433         1989         5-40 yrs.
Automatic Data Processing   2,277         9,923        12,200            39         1998         5-40 yrs.
The Atrium                  1,390         9,971        11,361           262         1986         5-40 yrs.
Business Center at Owings     827         1,597         2,424            42         1989         5-40 yrs.
 Mills, Lot 7
Business Center at Owings     786         2,264         3,050            60         1989         5-40 yrs.
 Mills, Lot 8
Business Center at Owings     960         6,188         7,148           163         1988         5-40 yrs.
 Mills, Lot 9
Clark Building              1,675         8,957        10,632           165         1974         5-40 yrs.
Merrill Lynch Building      2,960        11,332        14,292           210         1982         5-40 yrs.
Sportsman Club              9,851            --         9,851            --          N/A            N/A
Birmingham, AL
Grandview I                    --            --            --            --         1989         5-40 yrs.
Boca Raton, FL
Highwoods Square            2,586        14,835        17,421           900         1989         5-40 yrs.
Highwoods Plaza             1,772        10,207        11,979           617         1980         5-40 yrs.
Highwoods Square               --            44            44            --          N/A            N/A
One Boca Place              5,736        33,022        38,758         1,980         1987         5-40 yrs.
Charlotte, NC
4101 Stuart Andrew             70           755           825           124         1984         5-40 yrs.
 Boulevard
4105 Stuart Andrew             26           211           237            25         1984         5-40 yrs.
 Boulevard
4109 Stuart Andrew             87           676           763            64         1984         5-40 yrs.
 Boulevard
4201 Stuart Andrew            110           862           972            87         1982         5-40 yrs.
 Boulevard
4205 Stuart Andrew            134         1,031         1,165            97         1982         5-40 yrs.
 Boulevard
4209 Stuart Andrew             91           707           798            70         1982         5-40 yrs.
 Boulevard
4215 Stuart Andrew            133         1,026         1,159           105         1982         5-40 yrs.
 Boulevard
4301 Stuart Andrew            232         1,846         2,078           170         1982         5-40 yrs.
 Boulevard
4321 Stuart Andrew             73           564           637            49         1982         5-40 yrs.
 Boulevard
4601 Park Square            2,601         7,802        10,403           139         1972         5-40 yrs.
Alston & Bird               2,362         5,379         7,741           120         1965         5-40 yrs.
First Citizens Building       647         5,886         6,533           708         1989         5-40 yrs.
Twin Lakes Distribution     2,816         6,571         9,387            90         1991         5-40 yrs.
 Center
Mallard Creek I             1,248         4,183         5,431            72         1986         5-40 yrs.
Mallard Creek III             845         4,781         5,626            76         1990         5-40 yrs.
Mallard Creek IV              348         1,152         1,500            18         1993         5-40 yrs.
Mallard Creek VI              834            --           834            --          N/A            N/A
NationsFord Business Park   1,211            --         1,211            --          N/A            N/A
Oak Hill Business Park        750         4,299         5,049           261         1984         5-40 yrs.
 English
Oak Hill Business Park        471         2,949         3,420           230         1984         5-40 yrs.
 Laurel
Oak Hill Business Pk Live   1,403         6,176         7,579           440         1989         5-40 yrs.
 Oak

                                                                        Cost Capitalized
                                                                           Subsequent
                                              Initial Cost               to Acquisition
                                                   Building &                       Building &
       Description         Encumbrance     Land   Improvements         Land        Improvements
------------------------ --------------- ------- -------------- ----------------- --------------
Oak Hill Business Park       2,147       1,073        6,078              --              145
 Scarlett
Oak Hill Business Park       3,359       1,243        7,044              --              211
 Twin Oak
Oak Hill Business Park       1,217         442        2,505              --              903
 Willow
Oak Hill Business Park       5,027       1,623        9,196              --              784
 Water
Pinebrook                       --         846        4,607              --               65
Parkway Plaza                   --       1,110        4,741              --              299
 Building One
Parkway Plaza                   --       1,694        6,777              --            1,221
 Building Two
Parkway Plaza                     (4)    1,570        6,282              --              488
 Building Three
Parkway Plaza                   --          --        2,438              --              531
 Building Six
Parkway Plaza                   --          --        4,648              --              176
 Building Seven
Parkway Plaza                   --          --        4,698              --              129
 Building Eight
Parkway Plaza                   --          --        6,008              --               28
 Building Nine
Parkway Plaza                   --          --           --              --              107
 Building Eleven
Steele Creek Park               --         499        1,998            (499)          (1,998)
 Building A
Steele Creek Park               --         110          441            (110)            (441)
 Building B
Steele Creek Park               --         188          751            (188)            (751)
 Building E
Steele Creek Park               --         196          783            (196)            (783)
 Building G - 1
Steele Creek Park               --         169          677            (169)            (677)
 Building H
Steele Creek Park               --         148          592            (148)            (592)
 Building K
University Research             --       3,694       13,330              --               --
 Center
Columbia, SC
Center Point I               3,500       1,313        7,441              --               86
Center Point II                 --       1,183        6,702               1            2,005
Center Point V                  --         265        1,279              --              195
Center Point VI                 --          --           --             265               --
Fontaine I                   3,472       1,219        6,907              --              326
Fontaine II                  1,782         941        5,335              --              718
Fontaine III                    --         853        4,833              --               87
Fontaine V                   1,176         395        2,237              --               --
Des Moines, IA
Crestwood                         (6)       --           --             676            1,674
Edgewater                         (6)       --           --             525            7,652
Highland                          (6)       --           --           1,976            4,428
Neptune                      6,000          --           --           1,672            3,187
Sunset                            (6)       --           --              23              800
Veridan                           (6)       --           --           3,615            4,472
Winwood Apartments           23,000         --           --           3,320           12,999
Waterford                         (6)       --           --             177            3,669
Piedmont Triad, NC
Airport Center Drive            --       1,600           --            (563)(18)          --
6348 Burnt Poplar               --         721        2,883              --                8
6350 Burnt Poplar               --         339        1,365              --               17
Chimney Rock A/B                --       1,610        3,757              --               --
Chimney Rock C                  --         604        1,408              --               --
Chimney Rock D                  --         236          550              --               --
Chimney Rock E                  --       1,692        3,948              --               --
Chimney Rock F                  --       1,431        3,338              --               --
Chimney Rock G                  --       1,044        2,435              --               --



                                   Gross Amount at
                          Which Carried at Close of Period
                                                                                              Life on
                                                                                               Which
                                   Building &                  Accumulated      Date of     Depreciation
       Description         Land   Improvements   Total (16)   Depreciation   Construction   is Computed
------------------------ ------- -------------- ------------ -------------- -------------- -------------
Oak Hill Business Park   1,073        6,223         7,296          393          1982         5-40 yrs.
 Scarlett
Oak Hill Business Park   1,243        7,255         8,498          421          1985         5-40 yrs.
 Twin Oak
Oak Hill Business Park     442        3,408         3,850          230          1982         5-40 yrs.
 Willow
Oak Hill Business Park   1,623        9,980        11,603          708          1985         5-40 yrs.
 Water
Pinebrook                  846        4,672         5,518          169          1986         5-40 yrs.
Parkway Plaza            1,110        5,040         6,150          407          1982         5-40 yrs.
 Building One
Parkway Plaza            1,694        7,998         9,692          880          1983         5-40 yrs.
 Building Two
Parkway Plaza            1,570        6,770         8,340          639          1984         5-40 yrs.
 Building Three
Parkway Plaza               --        2,969         2,969          271          1996         5-40 yrs.
 Building Six
Parkway Plaza               --        4,824         4,824          364          1985         5-40 yrs.
 Building Seven
Parkway Plaza               --        4,827         4,827          360          1986         5-40 yrs.
 Building Eight
Parkway Plaza               --        6,036         6,036          460          1984         5-40 yrs.
 Building Nine
Parkway Plaza               --          107           107           --           N/A            N/A
 Building Eleven
Steele Creek Park           --           --            --           --          1989         5-40 yrs.
 Building A
Steele Creek Park           --           --            --           --          1985         5-40 yrs.
 Building B
Steele Creek Park           --           --            --           --          1985         5-40 yrs.
 Building E
Steele Creek Park           --           --            --           --          1989         5-40 yrs.
 Building G - 1
Steele Creek Park           --           --            --           --          1987         5-40 yrs.
 Building H
Steele Creek Park           --           --            --           --          1985         5-40 yrs.
 Building K
University Research      3,694       13,330        17,024          266          1980         5-40 yrs.
 Center
Columbia, SC
Center Point I           1,313        7,527         8,840          436          1988         5-40 yrs.
Center Point II          1,184        8,707         9,891          513          1996         5-40 yrs.
Center Point V             265        1,474         1,739           87          1997         5-40 yrs.
Center Point VI            265           --           265           --           N/A            N/A
Fontaine I               1,219        7,233         8,452          405          1985         5-40 yrs.
Fontaine II                941        6,053         6,994          595          1987         5-40 yrs.
Fontaine III               853        4,920         5,773          306          1988         5-40 yrs.
Fontaine V                 395        2,237         2,632          130          1990         5-40 yrs.
Des Moines, IA
Crestwood                  676        1,674         2,350           54          1987         5-40 yrs.
Edgewater                  525        7,652         8,177          144          1989         5-40 yrs.
Highland                 1,976        4,428         6,404          134          1987         5-40 yrs.
Neptune                  1,672        3,187         4,859          120          1986         5-40 yrs.
Sunset                      23          800           823           22          1989         5-40 yrs.
Veridan                  3,615        4,472         8,087          141          1989         5-40 yrs.
Winwood Apartments       3,320       12,999        16,319          323          1986         5-40 yrs.
Waterford                  177        3,669         3,846           72          1990         5-40 yrs.
Piedmont Triad, NC
Airport Center Drive     1,037           --         1,037           --           N/A            N/A
6348 Burnt Poplar          721        2,891         3,612          280          1990         5-40 yrs.
6350 Burnt Poplar          339        1,382         1,721          133          1992         5-40 yrs.
Chimney Rock A/B         1,610        3,757         5,367           55          1981         5-40 yrs.
Chimney Rock C             604        1,408         2,012           20          1983         5-40 yrs.
Chimney Rock D             236          550           786            8          1983         5-40 yrs.
Chimney Rock E           1,692        3,948         5,640           58          1985         5-40 yrs.
Chimney Rock F           1,431        3,338         4,769           49          1987         5-40 yrs.
Chimney Rock G           1,044        2,435         3,479           35          1987         5-40 yrs.

                                                                           Cost Capitalized
                                                                              Subsequent
                                                Initial Cost                to Acquisition
                                                     Building &                         Building &
         Description          Encumbrance    Land   Improvements          Land         Improvements
---------------------------- ------------- ------- -------------- ------------------- --------------
Deep River Corporate            2,273      1,033        5,855                --             191
 Center
Airpark East-Copier                 (3)      252        1,008                --             123
 Consultants
Airpark East-Building 01            (3)      377        1,510                --              46
Airpark East-Building 02            (3)      461        1,842                --              22
Airpark East-Building 03            (3)      321        1,283                --              71
Airpark                           --         149          727               313(17)         206
 East-HewlettPackard
Airpark East-Inacom               --         106          478               222(17)         293
 Building
Airpark East-Simplex              --         103          526               196(17)         256
Airpark East-Building A             (3)      541        2,913                --             366
Airpark East-Building B             (3)      779        3,200                --             275
Airpark East-C Building             (3)    2,384        9,535                --             360
Airpark East-Building D           --         271        3,213               575(17)         709
Airpark East Expansion            --          --           --               598              --
Airpark East Land                 --       1,317           --            (1,306)(17)          4
Airpark East-Service                (3)      275        1,099                --              89
 Center 1
Airpark East-Service                (3)      222          889                --             118
 Center 2
Airpark East-Service                (3)      304        1,214                --              64
 Center 3
Airpark East-Service                (3)      224          898                --              16
 Center 4
Airpark East-Service Court          (3)      194          774                --              44
Airpark East-Warehouse 1            (3)      384        1,535                --              80
Airpark East-Warehouse 2            (3)      372        1,488                --              68
Airpark East-Warehouse 3            (3)      370        1,480                --              27
Airpark East-Warehouse 4            (3)      657        2,628                --             178
Airpark East-Highland               (3)      175          699                --               8
206 South Westgate Drive          --          91          664                --              79
207 South Westgate Drive          --         138        1,012                --               8
300 South Westgate Drive          --          68          496                --               6
305 South Westgate Drive          --          30          220                --              73
307 South Westgate Drive          --          66          485                --               7
309 South Westgate Drive          --          68          496                --              21
311 South Westgate Drive          --          75          551                --              26
315 South Westgate Drive          --          54          396                --               9
317 South Westgate Drive          --          81          597                --              15
319 South Westgate Drive          --          54          396                --               7
4600 Dundas Circle                --          62          456               (62)           (456)
4602 Dundas Circle                --          68          498               (68)           (498)
7906 Industrial Village           --          62          455                --              16
 Road
7908 Industrial Village           --          62          455                --              11
 Road
7910 Industrial Village           --          62          455                --              14
 Road
Airpark North - DC1                 (3)      723        2,891                --              63
Airpark North - DC2                 (3)    1,094        4,375                --              91
Airpark North - DC3                 (3)      378        1,511                --             240
Airpark North - DC4                 (3)      377        1,508                --             137
Airpark North Land                --         804           --                --              --
2606 Phoenix Drive(100            --          63          466                --              --
 Series)
2606 Phoenix Drive(200            --          63          466                --               3
 Series)
2606 Phoenix Drive(300            --          31          229                --              70
 Series)
2606 Phoenix Drive(400            --          52          382                --              11
 Series)
2606 Phoenix Drive(500            --          64          471                --               9
 Series)
2606 Phoenix Drive(600            --          78          575                --              16
 Series)
Network Construction              --          --          533                --             200



                                       Gross Amount at
                              Which Carried at Close of Period
                                                                                                  Life on
                                                                                                   Which
                                       Building &                  Accumulated      Date of     Depreciation
         Description           Land   Improvements   Total (16)   Depreciation   Construction   is Computed
---------------------------- ------- -------------- ------------ -------------- -------------- -------------
Deep River Corporate         1,033        6,046         7,079           406         1989         5-40 yrs.
 Center
Airpark East-Copier            252        1,131         1,383            99         1990         5-40 yrs.
 Consultants
Airpark East-Building 01       377        1,556         1,933           182         1990         5-40 yrs.
Airpark East-Building 02       461        1,864         2,325           182         1986         5-40 yrs.
Airpark East-Building 03       321        1,354         1,675           146         1986         5-40 yrs.
Airpark                        462          933         1,395           140         1996         5-40 yrs.
 East-HewlettPackard
Airpark East-Inacom            328          771         1,099           109         1996         5-40 yrs.
 Building
Airpark East-Simplex           299          782         1,081            87         1997         5-40 yrs.
Airpark East-Building A        541        3,279         3,820           397         1986         5-40 yrs.
Airpark East-Building B        779        3,475         4,254           412         1988         5-40 yrs.
Airpark East-C Building      2,384        9,895        12,279         1,014         1990         5-40 yrs.
Airpark East-Building D        846        3,922         4,768           345         1997         5-40 yrs.
Airpark East Expansion         598           --           598            --          N/A            N/A
Airpark East Land               11            4            15            --          N/A            N/A
Airpark East-Service           275        1,188         1,463           139         1985         5-40 yrs.
 Center 1
Airpark East-Service           222        1,007         1,229            96         1985         5-40 yrs.
 Center 2
Airpark East-Service           304        1,278         1,582           149         1985         5-40 yrs.
 Center 3
Airpark East-Service           224          914         1,138            88         1985         5-40 yrs.
 Center 4
Airpark East-Service Court     194          818         1,012            88         1990         5-40 yrs.
Airpark East-Warehouse 1       384        1,615         1,999           165         1985         5-40 yrs.
Airpark East-Warehouse 2       372        1,556         1,928           157         1985         5-40 yrs.
Airpark East-Warehouse 3       370        1,507         1,877           148         1986         5-40 yrs.
Airpark East-Warehouse 4       657        2,806         3,463           259         1988         5-40 yrs.
Airpark East-Highland          175          707           882            69         1990         5-40 yrs.
206 South Westgate Drive        91          743           834            58         1986         5-40 yrs.
207 South Westgate Drive       138        1,020         1,158            88         1986         5-40 yrs.
300 South Westgate Drive        68          502           570            43         1986         5-40 yrs.
305 South Westgate Drive        30          293           323            27         1985         5-40 yrs.
307 South Westgate Drive        66          492           558            46         1985         5-40 yrs.
309 South Westgate Drive        68          517           585            46         1985         5-40 yrs.
311 South Westgate Drive        75          577           652            60         1985         5-40 yrs.
315 South Westgate Drive        54          405           459            37         1985         5-40 yrs.
317 South Westgate Drive        81          612           693            58         1985         5-40 yrs.
319 South Westgate Drive        54          403           457            35         1985         5-40 yrs.
4600 Dundas Circle              --           --            --            --         1985         5-40 yrs.
4602 Dundas Circle              --           --            --            --         1985         5-40 yrs.
7906 Industrial Village         62          471           533            40         1985         5-40 yrs.
 Road
7908 Industrial Village         62          466           528            43         1985         5-40 yrs.
 Road
7910 Industrial Village         62          469           531            46         1985         5-40 yrs.
 Road
Airpark North - DC1            723        2,954         3,677           288         1986         5-40 yrs.
Airpark North - DC2          1,094        4,466         5,560           440         1987         5-40 yrs.
Airpark North - DC3            378        1,751         2,129           223         1988         5-40 yrs.
Airpark North - DC4            377        1,645         2,022           170         1988         5-40 yrs.
Airpark North Land             804           --           804            --          N/A            N/A
2606 Phoenix Drive(100          63          466           529            40         1989         5-40 yrs.
 Series)
2606 Phoenix Drive(200          63          469           532            43         1989         5-40 yrs.
 Series)
2606 Phoenix Drive(300          31          299           330            28         1989         5-40 yrs.
 Series)
2606 Phoenix Drive(400          52          393           445            38         1989         5-40 yrs.
 Series)
2606 Phoenix Drive(500          64          480           544            47         1989         5-40 yrs.
 Series)
2606 Phoenix Drive(600          78          591           669            57         1989         5-40 yrs.
 Series)
Network Construction            --          733           733            16         1988         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                                      Building &                 Building &
        Description           Encumbrance    Land    Improvements      Land     Improvements
--------------------------- -------------- -------- -------------- ----------- --------------
5 Dundas Circle                   --          72           531          --             10
7 Dundas Circle                   --          75           552          --             14
8 Dundas Circle                   --          84           617          --             19
302 Pomona Drive                  --          84           617          --             72
304 Pomona Drive                  --          22           163          --             --
306 Pomona Drive                  --          50           368          --              8
308 Pomona Drive                  --          72           531          --              2
9 Dundas Circle                   --          51           373          --              3
2616 Phoenix Drive                --         135           990          --             81
500 Radar Road                    --         202         1,484          --            104
502 Radar Road                    --          39           285          --             62
504 Radar Road                    --          39           285          --              3
506 Radar Road                    --          39           285          --              7
Regency One-Piedmont              --         515         2,347          --            576
 Center
Regency Two-Piedmont              --         435         1,859          --            509
 Center
Sears Cenfact                     --         861         3,446          --             22
4000 Spring Garden Street         --         127           933          --             67
4002 Spring Garden Street         --          39           290          --              2
4004 Spring Garden Street         --         139         1,019          --             57
Air Park South                    --         491         1,895          --            691
 Warehouse I
Air Park South                    --          --            --          --          1,005
 Warehouse VI
RF Micro Devices                  --         512         7,674          --            132
Airpark West(1)                     (4)      954         3,817          --            365
Airpark West(2)                     (4)      887         3,536            (3)         487
Airpark West(4)                     (4)      226           903          --            124
Airpark West(5)                     (4)      242           966          --             72
Airpark West(6)                     (4)      326         1,308          --             99
7327 West Friendly                --          60           441          --              6
 Avenue
7339 West Friendly                --          63           465          --             14
 Avenue
7341 West Friendly                --         113           831          --             93
 Avenue
7343 West Friendly                --          72           531          --              7
 Avenue
7345 West Friendly                --          66           485          --             12
 Avenue
7347 West Friendly                --          97           709          --             61
 Avenue
7349 West Friendly                --          53           388          --             13
 Avenue
7351 West Friendly                --         106           778          --             28
 Avenue
7353 West Friendly                --         123           901          --             12
 Avenue
7355 West Friendly                --          72           525          --              7
 Avenue
150 Stratford                     --       2,777        11,459          --            238
Chesapeake                          (4)    1,236         4,944          --              8
Forsyth Corporate Center        1,936        326         1,850          --            624
The Knollwood(370)                  (3)    1,819         7,451          --            468
The Knollwood(380)                  (3)    2,977        11,912        6,027         1,127
RMIC                              --       1,091         5,525          --            609
Robinhood                         --         290         1,159          --            111
101 Stratford                     --       1,205         6,810          --             94
Consolidated Center/              --         625         2,126          --             52
 Building I
Consolidated Center/              --         625         4,376          --             55
 Building II
Consolidated Center/              --         680         3,522          --             47
 Building III
Consolidated Center/              --         376         1,624          --            112
 Building IV
Champion Headquarters             --       1,725         6,280          --             85



                                      Gross Amount at
                              Which Carried at Close of Period
                                                                                                  Life on
                                                                                                   Which
                                       Building &                  Accumulated      Date of     Depreciation
        Description           Land    Improvements   Total (16)   Depreciation   Construction   is Computed
--------------------------- -------- -------------- ------------ -------------- -------------- -------------
5 Dundas Circle                72           541           613            54         1987         5-40 yrs.
7 Dundas Circle                75           566           641            54         1986         5-40 yrs.
8 Dundas Circle                84           636           720            64         1986         5-40 yrs.
302 Pomona Drive               84           689           773            68         1987         5-40 yrs.
304 Pomona Drive               22           163           185            14         1987         5-40 yrs.
306 Pomona Drive               50           376           426            39         1987         5-40 yrs.
308 Pomona Drive               72           533           605            47         1987         5-40 yrs.
9 Dundas Circle                51           376           427            35         1986         5-40 yrs.
2616 Phoenix Drive            135         1,071         1,206            95         1985         5-40 yrs.
500 Radar Road                202         1,588         1,790           152         1981         5-40 yrs.
502 Radar Road                 39           347           386            35         1986         5-40 yrs.
504 Radar Road                 39           288           327            26         1986         5-40 yrs.
506 Radar Road                 39           292           331            26         1986         5-40 yrs.
Regency One-Piedmont          515         2,923         3,438           288         1996         5-40 yrs.
 Center
Regency Two-Piedmont          435         2,368         2,803           294         1996         5-40 yrs.
 Center
Sears Cenfact                 861         3,468         4,329           337         1989         5-40 yrs.
4000 Spring Garden Street     127         1,000         1,127            98         1983         5-40 yrs.
4002 Spring Garden Street      39           292           331            27         1983         5-40 yrs.
4004 Spring Garden Street     139         1,076         1,215           107         1983         5-40 yrs.
Air Park South                491         2,586         3,077            51         1998         5-40 yrs.
 Warehouse I
Air Park South                 --         1,005         1,005            --          N/A            N/A
 Warehouse VI
RF Micro Devices              512         7,806         8,318           237         1997         5-40 yrs.
Airpark West(1)               954         4,182         5,136           620         1984         5-40 yrs.
Airpark West(2)               884         4,023         4,907           387         1985         5-40 yrs.
Airpark West(4)               226         1,027         1,253           135         1985         5-40 yrs.
Airpark West(5)               242         1,038         1,280           118         1985         5-40 yrs.
Airpark West(6)               326         1,407         1,733           184         1985         5-40 yrs.
7327 West Friendly             60           447           507            39         1987         5-40 yrs.
 Avenue
7339 West Friendly             63           479           542            43         1989         5-40 yrs.
 Avenue
7341 West Friendly            113           924         1,037            84         1988         5-40 yrs.
 Avenue
7343 West Friendly             72           538           610            46         1988         5-40 yrs.
 Avenue
7345 West Friendly             66           497           563            47         1988         5-40 yrs.
 Avenue
7347 West Friendly             97           770           867            86         1988         5-40 yrs.
 Avenue
7349 West Friendly             53           401           454            40         1988         5-40 yrs.
 Avenue
7351 West Friendly            106           806           912            76         1988         5-40 yrs.
 Avenue
7353 West Friendly            123           913         1,036            79         1988         5-40 yrs.
 Avenue
7355 West Friendly             72           532           604            46         1988         5-40 yrs.
 Avenue
150 Stratford               2,777        11,697        14,474         1,151         1991         5-40 yrs.
Chesapeake                  1,236         4,952         6,188           480         1993         5-40 yrs.
Forsyth Corporate Center      326         2,474         2,800           222         1985         5-40 yrs.
The Knollwood(370)          1,819         7,919         9,738           863         1994         5-40 yrs.
The Knollwood(380)          9,004        13,039        22,043         1,450         1990         5-40 yrs.
RMIC                        1,091         6,134         7,225            58         1998         5-40 yrs.
Robinhood                     290         1,270         1,560           152         1989         5-40 yrs.
101 Stratford               1,205         6,904         8,109           195         1986         5-40 yrs.
Consolidated Center/          625         2,178         2,803            61         1983         5-40 yrs.
 Building I
Consolidated Center/          625         4,431         5,056           125         1983         5-40 yrs.
 Building II
Consolidated Center/          680         3,569         4,249           100         1989         5-40 yrs.
 Building III
Consolidated Center/          376         1,736         2,112            46         1989         5-40 yrs.
 Building IV
Champion Headquarters       1,725         6,365         8,090           179         1993         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                               Initial Cost               to Acquisition
                                                    Building &                       Building &
        Description          Encumbrance    Land   Improvements         Land        Improvements
--------------------------- ------------- ------- -------------- ----------------- --------------
Grassy Creek - Building G        --       1,439        3,357              --              --
Grassy Creek - Building H        --       1,606        3,748              --              --
Grassy Creek - Building I        --       1,835        4,283              --              --
Hampton Park - Building 5        --         318          742              --              --
Hampton Park - Building 6        --         371          866              --              --
Hampton Park - Building 7        --         212          495              --              --
Hampton Park - Building 8        --         212          495              --              --
Hampton Park - Building 9        --         212          495              --              --
5100 Indiana Avenue              --         490        1,143              --              --
Members Warehouse                --         602        1,406              --              --
Madison Park - Building          --         211          493              --              --
 5610
Madison Park - Building         (16)        941        2,196              --              --
 5620
Madison Park - Building         (16)      1,486        3,468              --              --
 5630
Madison Park - Building         (16)        893        2,083              --              --
 5635
Madison Park - Building         (16)      3,632        8,476              --              --
 5640
Madison Park - Building         (16)      1,081        2,522              --              --
 5650
Madison Park - Building         (16)      1,910        4,456              --              --
 5660
Madison Park - Building         (16)      5,891       13,753              --              --
 5655
711 Almondridge                  --         301          702              --              --
710 Almondridge                  --       1,809        4,221              --              --
500 Northridge                   --       1,789        4,174              --              --
520 Northridge                   --       1,645        3,876              --              --
531 Northridge                   --       4,992       11,648              --              --
 Warehouse
531 Northridge Office            --         766        1,788              --              --
540 Northridge                   --       2,038        4,755              --              --
550 Northridge                   --         472        1,102              --              --
US Airways                       --       2,625       14,824              --             180
University Commercial            --         429        1,771              --             136
 Center-Landmark 03
University Commercial            --         514        2,058              --             165
 Center-Archer 04
University Commercial            --         276        1,155              --              66
 Center-Service Center 1
University Commercial            --         215          859              --             120
 Center-Service Center 2
University Commercial            --         167          668              --              27
 Center-Service Center 3
University Commercial            --         203          812              --               7
 Center-Warehouse 1
University Commercial            --         196          786              --              12
 Center-Warehouse 2
Westpoint Business                 (1)      795        3,181              --              --
 Park-BMF
Westpoint Business               --         346        1,384              --               1
 Park-Luwabahnson
Westpoint Business                 (1)      120          480              --              24
 Park(3 & 4)
West Point Business Park         --       1,759           --            (518)(19)         --
Westpoint Business                 (1)      393        1,570              --              65
 Park-Wp 11
Westpoint Business                 (1)      382        1,531              --              48
 Park-Wp 12
Westpoint Business                 (1)      297        1,192              --              45
 Park-Wp 13
Westpoint Business               --         640        2,577              --              --
 Park-Fairchild
Westpoint Business               --         178          590              --             265
 Park-Warehouse5



                                      Gross Amount at
                             Which Carried at Close of Period
                                                                                                 Life on
                                                                                                  Which
                                      Building &                  Accumulated      Date of     Depreciation
        Description           Land   Improvements   Total (16)   Depreciation   Construction   is Computed
--------------------------- ------- -------------- ------------ -------------- -------------- -------------
Grassy Creek - Building G   1,439        3,357         4,796           47          1984         5-40 yrs.
Grassy Creek - Building H   1,606        3,748         5,354           52          1985         5-40 yrs.
Grassy Creek - Building I   1,835        4,283         6,118           60          1986         5-40 yrs.
Hampton Park - Building 5     318          742         1,060           14          1981         5-40 yrs.
Hampton Park - Building 6     371          866         1,237           12          1980         5-40 yrs.
Hampton Park - Building 7     212          495           707            7          1983         5-40 yrs.
Hampton Park - Building 8     212          495           707            7          1984         5-40 yrs.
Hampton Park - Building 9     212          495           707            7          1985         5-40 yrs.
5100 Indiana Avenue           490        1,143         1,633           16          1982         5-40 yrs.
Members Warehouse             602        1,406         2,008           20          1986         5-40 yrs.
Madison Park - Building       211          493           704            7          1988         5-40 yrs.
 5610
Madison Park - Building       941        2,196         3,137           30          1983         5-40 yrs.
 5620
Madison Park - Building     1,486        3,468         4,954           47          1983         5-40 yrs.
 5630
Madison Park - Building       893        2,083         2,976           28          1986         5-40 yrs.
 5635
Madison Park - Building     3,632        8,476        12,108          116          1985         5-40 yrs.
 5640
Madison Park - Building     1,081        2,522         3,603           34          1984         5-40 yrs.
 5650
Madison Park - Building     1,910        4,456         6,366           61          1984         5-40 yrs.
 5660
Madison Park - Building     5,891       13,753        19,644          188          1987         5-40 yrs.
 5655
711 Almondridge               301          702         1,003           10          1988         5-40 yrs.
710 Almondridge             1,809        4,221         6,030           59          1989         5-40 yrs.
500 Northridge              1,789        4,174         5,963           58          1988         5-40 yrs.
520 Northridge              1,645        3,876         5,521           55          1988         5-40 yrs.
531 Northridge              4,992       11,648        16,640          161          1989         5-40 yrs.
 Warehouse
531 Northridge Office         766        1,788         2,554           25          1989         5-40 yrs.
540 Northridge              2,038        4,755         6,793           66          1987         5-40 yrs.
550 Northridge                472        1,102         1,574           15          1989         5-40 yrs.
US Airways                  2,625       15,004        17,629          424        1970-1987      5-40 yrs.
University Commercial         429        1,907         2,336          191          1985         5-40 yrs.
 Center-Landmark 03
University Commercial         514        2,223         2,737          241          1986         5-40 yrs.
 Center-Archer 04
University Commercial         276        1,221         1,497          134          1983         5-40 yrs.
 Center-Service Center 1
University Commercial         215          979         1,194          122          1983         5-40 yrs.
 Center-Service Center 2
University Commercial         167          695           862           67          1984         5-40 yrs.
 Center-Service Center 3
University Commercial         203          819         1,022           79          1983         5-40 yrs.
 Center-Warehouse 1
University Commercial         196          798           994           77          1983         5-40 yrs.
 Center-Warehouse 2
Westpoint Business            795        3,181         3,976          308          1986         5-40 yrs.
 Park-BMF
Westpoint Business            346        1,385         1,731          135          1990         5-40 yrs.
 Park-Luwabahnson
Westpoint Business            120          504           624           49          1988         5-40 yrs.
 Park(3 & 4)
West Point Business Park    1,241           --         1,241           --           N/A            N/A
Westpoint Business            393        1,635         2,028          166          1988         5-40 yrs.
 Park-Wp 11
Westpoint Business            382        1,579         1,961          151          1988         5-40 yrs.
 Park-Wp 12
Westpoint Business            297        1,237         1,534          118          1988         5-40 yrs.
 Park-Wp 13
Westpoint Business            640        2,577         3,217          250          1990         5-40 yrs.
 Park-Fairchild
Westpoint Business            178          855         1,033          180          1995         5-40 yrs.
 Park-Warehouse5

                                                                      Cost Capitalized
                                                                         Subsequent                  Gross Amount at
                                                Initial Cost           to Acquisition        Which Carried at Close of Period
                                                      Building &              Building &              Building &
         Description          Encumbrance    Land    Improvements    Land    Improvements    Land    Improvements   Total (16)
---------------------------- ------------- -------- -------------- -------- -------------- -------- -------------- ------------
Greenville, SC
385 Building 1                     --       1,413        1,401        --         2,524      1,413        3,925         5,338
385 Land                           --          --           --     1,800            --      1,800           --         1,800
Nationsbank Plaza                  --         642        9,349        --         1,315        642       10,664        11,306
Brookfield Plaza                4,703       1,489        8,437        --           297      1,489        8,734        10,223
Brookfield-CRS Sirrine          11,884      3,022       17,125        --            --      3,022       17,125        20,147
Brookfield-YMCA                   423          33          189        --            16         33          205           238
Patewood I                         --         942        5,016        --            51        942        5,067         6,009
Patewood II                        --         942        5,018        --           100        942        5,118         6,060
Patewood III                    5,343         835        4,733        --           141        835        4,874         5,709
Patewood IV                       (27)      1,210        6,856        --            --      1,210        6,856         8,066
Patewood V                      4,714       1,677        9,503        --            --      1,677        9,503        11,180
Patewood VI                        --       2,375        7,141        --           326      2,375        7,467         9,842
769 Pelham Rd.                     --         705        2,778        --            --        705        2,778         3,483
Patewood Business Center        2,541       1,312        7,436        --           111      1,312        7,547         8,859
Jacksonville, FL
Belfort Park I                     --       1,322        4,285        83           194      1,405        4,479         5,884
Belfort Park II                    --         831        5,066        52           400        883        5,466         6,349
Belfort Parkway III                --         647        4,027        41           537        688        4,564         5,252
Belfort Park VI                    --          --           --       447            --        447           --           447
Belfort Park VII                   --          --           --       926            --        926           --           926
CIGNA Building                     --         381        1,592        24           155        405        1,747         2,152
Harry James Building               --         272        1,358        17           150        289        1,508         1,797
Independent Square                 --       3,985       44,633       250         9,597      4,235       54,230        58,465
Three Oaks Plaza                   --       1,630       14,036       102           744      1,732       14,780        16,512
Reflections                     6,639         958        9,877        60           343      1,018       10,220        11,238
Southpoint Building                --         594        3,987        37           188        631        4,175         4,806
SWD Land Annex                     --          --           --        --             5         --            5             5
Highwoods Center                   --       1,143        6,476        --            73      1,143        6,549         7,692
Life of the South Building         --         184        4,750        12           519        196        5,269         5,465
Tallahasse, FL
Blair Stone Building               --       1,550       32,988        --           413      1,550       33,401        34,951
215 South Monroe St.               --       1,950       17,853         4           140      1,954       17,993        19,947
 Building
Shawnee Mission, KS
Corinth Square North                 (7)    2,693       10,772        --           322      2,693       11,094        13,787
 Shops
Corinth Shops South                  (7)    1,043        4,172        --            33      1,043        4,205         5,248
Fairway Shops                   2,792         673        2,694        --            80        673        2,774         3,447
Georgetown Marketplace          5,500       1,399        5,598        --            --      1,399        5,598         6,997
Prairie Village Shops           11,308      3,289       13,157        --           407      3,289       13,564        16,853
Shannon Valley Shopping         6,583       1,669        6,678        --             4      1,669        6,682         8,351
 Center
Trailwood III Shops               820         223          893        --             4        223          897         1,120
Trailwood Shops                    --         458        1,831        --            65        458        1,896         2,354
Valencia Place                     --          --           --        --            48         --           48            48
Westwood Shops                     --         113          453        --             2        113          455           568
Brymar Building                    --         329        1,317        --            21        329        1,338         1,667
Corinth Executive Square           --         514        2,054        --           281        514        2,335         2,849
Corinth Office Building           911         529        2,116        --            47        529        2,163         2,692
Fairway North Building          8,000         753        3,013        --           140        753        3,153         3,906
Fairway West Building           4,775         851        3,402        --            69        851        3,471         4,322
Hartford Office Building           --         568        2,271        --            62        568        2,333         2,901
Land - Kansas                      --      28,275          121        --            --     28,275          121        28,396
Nichols Building                  966         490        1,959        --            25        490        1,984         2,474
Oak Park Building                  --         368        1,470        --           144        368        1,614         1,982
Prairie Village Office             --         749        2,997        --           108        749        3,105         3,854
 Center
Quivira Business Park A            --         191          447        --            13        191          460           651
Quivira Business Park B            --         179          417        --             6        179          423           602
Quivira Business Park C            --         189          440        --            --        189          440           629
Quivira Business Park D            --         154          360        --            --        154          360           514
Quivira Business Park E            --         251          586        --            --        251          586           837
Quivira Business Park F            --         171          400        --            20        171          420           591
Quivira Business Park G            --         205          477        --            --        205          477           682
Quivira Business Park H            --         175          407        --            --        175          407           582

                                                              Life on
                                                               Which
                               Accumulated      Date of     Depreciation
         Description          Depreciation   Construction   is Computed
---------------------------- -------------- -------------- -------------
Greenville, SC
385 Building 1                       62         1998         5-40 yrs.
385 Land                             --          N/A            N/A
Nationsbank Plaza                   387         1973         5-40 yrs.
Brookfield Plaza                    568         1987         5-40 yrs.
Brookfield-CRS Sirrine              993         1990         5-40 yrs.
Brookfield-YMCA                      19         1990         5-40 yrs.
Patewood I                          240         1985         5-40 yrs.
Patewood II                         245         1987         5-40 yrs.
Patewood III                        351         1989         5-40 yrs.
Patewood IV                         397         1989         5-40 yrs.
Patewood V                          551         1990         5-40 yrs.
Patewood VI                          92          N/A         5-40 yrs.
769 Pelham Rd.                       61         1989         5-40 yrs.
Patewood Business Center            443         1983         5-40 yrs.
Jacksonville, FL
Belfort Park I                      141         1988         5-40 yrs.
Belfort Park II                     164         1988         5-40 yrs.
Belfort Parkway III                 189         1988         5-40 yrs.
Belfort Park VI                      --          N/A            N/A
Belfort Park VII                     --          N/A            N/A
CIGNA Building                       59         1972         5-40 yrs.
Harry James Building                 53         1982         5-40 yrs.
Independent Square                1,802         1975         5-40 yrs.
Three Oaks Plaza                    458         1972         5-40 yrs.
Reflections                         335         1985         5-40 yrs.
Southpoint Building                 131         1980         5-40 yrs.
SWD Land Annex                       --          N/A            N/A
Highwoods Center                    376         1991         5-40 yrs.
Life of the South Building          157         1964         5-40 yrs.
Tallahasse, FL
Blair Stone Building              1,015         1994         5-40 yrs.
215 South Monroe St.                367         1976         5-40 yrs.
 Building
Shawnee Mission, KS
Corinth Square North                129         1962         5-40 yrs.
 Shops
Corinth Shops South                  50         1953         5-40 yrs.
Fairway Shops                        36         1940         5-40 yrs.
Georgetown Marketplace               74         1974         5-40 yrs.
Prairie Village Shops               165         1948         5-40 yrs.
Shannon Valley Shopping              86         1988         5-40 yrs.
 Center
Trailwood III Shops                  10         1986         5-40 yrs.
Trailwood Shops                      23         1968         5-40 yrs.
Valencia Place                       --          N/A         5-40 yrs.
Westwood Shops                        5         1926         5-40 yrs.
Brymar Building                      17         1968         5-40 yrs.
Corinth Executive Square             26         1973         5-40 yrs.
Corinth Office Building              25         1960         5-40 yrs.
Fairway North Building               37         1985         5-40 yrs.
Fairway West Building                39         1983         5-40 yrs.
Hartford Office Building             26         1978         5-40 yrs.
Land - Kansas                         1          N/A            N/A
Nichols Building                     23         1978         5-40 yrs.
Oak Park Building                    18         1976         5-40 yrs.
Prairie Village Office               37         1960         5-40 yrs.
 Center
Quivira Business Park A               6         1975         5-40 yrs.
Quivira Business Park B               5         1973         5-40 yrs.
Quivira Business Park C               5         1973         5-40 yrs.
Quivira Business Park D               4         1973         5-40 yrs.
Quivira Business Park E               7         1973         5-40 yrs.
Quivira Business Park F               5         1973         5-40 yrs.
Quivira Business Park G               6         1973         5-40 yrs.
Quivira Business Park H               8         1973         5-40 yrs.

                                                                    Cost Capitalized
                                                                       Subsequent                 Gross Amount at
                                               Initial Cost          to Acquisition       Which Carried at Close of Period
                                                     Building &            Building &              Building &
        Description          Encumbrance    Land    Improvements   Land   Improvements    Land    Improvements   Total (16)
--------------------------- ------------- -------- -------------- ------ -------------- -------- -------------- ------------
Quivira Business Park J            --        360          839       --           5         360          844         1,204
Quivira Business Park L            --         98          228       --          --          98          228           326
Quivira Business Park K            --         95          222       --          --          95          222           317
Quivira Business Park              --        257          600       --         125         257          725           982
 SWB
Kansas City, MO
48th & Penn                       (15)       418        3,765       --         472         418        4,237         4,655
Balcony Retail                    (15)       889        8,002       --          --         889        8,002         8,891
Brookside Shopping              4,078      2,002        8,602      154         642       2,156        9,244        11,400
 Center
Court of the Penguins             (15)       566        5,091       --         101         566        5,192         5,758
Colonial Shops                     --        138          550       --          24         138          574           712
Crestwood Shops                    --        253        1,013       --          47         253        1,060         1,313
Esplanade                         (15)       748        6,734       --           6         748        6,740         7,488
Land Under Ground                  --      9,789          115       --          --       9,789          115         9,904
 Leases Retail
Halls Block                       (15)       275        2,478       --           1         275        2,479         2,754
Kenilworth                         --        113          452       --          --         113          452           565
Macy's Block                      (15)       504        4,536       --          --         504        4,536         5,040
Millcreek Retail                  (15)       602        5,422       --         500         602        5,922         6,524
Nichols Block Retail              (15)       600        5,402       --          --         600        5,402         6,002
96th & Nall Shops                  --         99          397       --           7          99          404           503
Plaza Central                     (15)       405        3,649       --           1         405        3,650         4,055
Plaza Savings South               (15)       357        3,211       --       1,049         357        4,260         4,617
Romanelli Annex Shops              --         24           97       --          --          24           97           121
Red Bridge Shops                   --      1,091        4,364       --          54       1,091        4,418         5,509
Romanelli Shops                    --        219          875       --         108         219          983         1,202
Seville Shops West                 --        300        2,696       --          --         300        2,696         2,996
Seville Square                     --         --           --       --         368          --          368           368
Swanson Block                     (15)       949        8,537       --          37         949        8,574         9,523
Theater Block                     (15)     1,197       10,769       --          41       1,197       10,810        12,007
Time Block Retail                 (15)     1,292       11,627       --         805       1,292       12,432        13,724
Triangle                          (15)       308        2,771       --          --         308        2,771         3,079
Cole Garden Apartments             --         22          122       --          --          22          122           144
Corinth Gardens                    --        283        1,603       --          39         283        1,642         1,925
Coach House North              20,000      1,604        9,092       --         127       1,604        9,219        10,823
Coach House South               4,500      3,707       21,008       --          51       3,707       21,059        24,766
Coach Lamp                         --        870        4,929       --          59         870        4,988         5,858
Corinth Paddock                    --      1,050        5,949       --          92       1,050        6,041         7,091
Corinth Place                   4,500        639        3,623       --           6         639        3,629         4,268
Rental Houses                      --         --          939       --          --          --          939           939
Kenilworth                      7,379      2,160       12,240       --         177       2,160       12,417        14,577
Kirkwood Circle                    --      3,000           --       --           1       3,000            1         3,001
Mission Valley                  1,107        576        3,266       --          29         576        3,295         3,871
Neptune                         3,498      1,073        6,079       --          44       1,073        6,123         7,196
Parklane                           --        273        1,548       --           4         273        1,552         1,825
Penn Wick Apartments               --         31          175       --          --          31          175           206
Regency House                   4,294      1,853       10,500       --         361       1,853       10,861        12,714
St. Charles Apartments             --         29          164       --          --          29          164           193
Sulgrave                        7,974      2,621       14,855       --         (30)      2,621       14,825        17,446
Tama Apartments                    --         16           93       --          --          16           93           109
Wornall Road Apartments            --         30          171       --          --          30          171           201
4900 Main Building                 --      3,202       12,809       --          46       3,202       12,855        16,057
63rd & Brookside Building          --         71          283       --           7          71          290           361
Balcony Office                    (15)        65          585       --          82          65          667           732
Bannister Business Center       1,157        306          713       --          76         306          789         1,095
Challenger Inc.                13,500     13,475           --       --          --      13,475           --        13,475
Esplanade Block Office            (15)       375        3,374       --           2         375        3,376         3,751
Marley Continental Homes           --        180        1,620       --          --         180        1,620         1,800
 of KS
Millcreek Office                  (15)        79          710       --         129          79          839           918
Land - Missouri                    --      4,665          188       --          --       4,665          188         4,853
Nichols Block Office              (15)        74          668       --          --          74          668           742
One Ward Parkway                   --        666        2,663       --          54         666        2,717         3,383
Plaza Land Company                 --         50           --       --          --          50           --            50
Park Plaza Building               (15)     1,352        5,409       --          33       1,352        5,442         6,794



                                                             Life on
                                                              Which
                              Accumulated      Date of     Depreciation
        Description          Depreciation   Construction   is Computed
--------------------------- -------------- -------------- -------------
Quivira Business Park J            10          1973         5-40 yrs.
Quivira Business Park L             3          1985         5-40 yrs.
Quivira Business Park K             8          1985         5-40 yrs.
Quivira Business Park               8          1973         5-40 yrs.
 SWB
Kansas City, MO
48th & Penn                        56          1948         5-40 yrs.
Balcony Retail                    119          1925         5-40 yrs.
Brookside Shopping                101          1919         5-40 yrs.
 Center
Court of the Penguins              79          1945         5-40 yrs.
Colonial Shops                      7          1907         5-40 yrs.
Crestwood Shops                    13          1932         5-40 yrs.
Esplanade                         100          1928         5-40 yrs.
Land Under Ground                   1           N/A            N/A
 Leases Retail
Halls Block                        37          1964         5-40 yrs.
Kenilworth                          5          1965         5-40 yrs.
Macy's Block                       67          1926         5-40 yrs.
Millcreek Retail                   81          1920         5-40 yrs.
Nichols Block Retail               80          1930         5-40 yrs.
96th & Nall Shops                   5          1976         5-40 yrs.
Plaza Central                      54          1958         5-40 yrs.
Plaza Savings South                48          1948         5-40 yrs.
Romanelli Annex Shops               1          1963         5-40 yrs.
Red Bridge Shops                   52          1959         5-40 yrs.
Romanelli Shops                    11          1925         5-40 yrs.
Seville Shops West                 40          1980         5-40 yrs.
Seville Square                     10           N/A            N/A
Swanson Block                     127          1967         5-40 yrs.
Theater Block                     160          1928         5-40 yrs.
Time Block Retail                 172          1929         5-40 yrs.
Triangle                           41          1925         5-40 yrs.
Cole Garden Apartments              1          1960         5-40 yrs.
Corinth Gardens                    19          1961         5-40 yrs.
Coach House North                 106          1986         5-40 yrs.
Coach House South                 244          1984         5-40 yrs.
Coach Lamp                         58          1961         5-40 yrs.
Corinth Paddock                    70          1973         5-40 yrs.
Corinth Place                      42          1987         5-40 yrs.
Rental Houses                      11        1971-1989      5-40 yrs.
Kenilworth                        143          1965         5-40 yrs.
Kirkwood Circle                    --           N/A            N/A
Mission Valley                     38          1964         5-40 yrs.
Neptune                            71          1988         5-40 yrs.
Parklane                           18          1924         5-40 yrs.
Penn Wick Apartments                2          1965         5-40 yrs.
Regency House                     145          1960         5-40 yrs.
St. Charles Apartments              2          1922         5-40 yrs.
Sulgrave                          190          1967         5-40 yrs.
Tama Apartments                     1          1965         5-40 yrs.
Wornall Road Apartments             2          1918         5-40 yrs.
4900 Main Building                159          1986         5-40 yrs.
63rd & Brookside Building           3          1919         5-40 yrs.
Balcony Office                      7          1928         5-40 yrs.
Bannister Business Center           9          1985         5-40 yrs.
Challenger Inc.                    --           N/A            N/A
Esplanade Block Office             39          1945         5-40 yrs.
Marley Continental Homes           19           N/A         5-40 yrs.
 of KS
Millcreek Office                    8          1925         5-40 yrs.
Land - Missouri                     2           N/A         5-40 yrs.
Nichols Block Office                8          1938         5-40 yrs.
One Ward Parkway                   44          1980         5-40 yrs.
Plaza Land Company                 --           N/A            N/A
Park Plaza Building                72          1983         5-40 yrs.

                                                                            Cost Capitalized
                                                                               Subsequent
                                                Initial Cost                 to Acquisition
                                                      Building &                         Building &
         Description          Encumbrance    Land    Improvements          Land         Improvements
---------------------------- ------------- -------- -------------- ------------------- --------------
Parkway Building                    --       395         1,578                --              130
Romanelli Annex Office              --        73           294                --                6
 Building
Red Bridge Professional             --       405         1,621                --               78
 Building
Two Brush Creek Plaza               --       961         3,845                --               44
Theatre Block Office               (15)      242         2,179                --               --
Time Block Office                  (15)      199         1,792                --                4
Memphis, TN
Atrium I & II                       --     1,530         6,121                40              133
Centrum                             --     1,013         5,488                --               91
Colonnade                           --        --            --             1,300            7,996
Hickory Hill Medical Plaza          --       398         2,256                --                4
3400 Players Club                   --     1,005         3,816                --            1,695
 Parkway
International Place                 --     4,847        27,469                --              858
 Phase II
Kirby Centre                        --       525         2,973                --               77
International Place                 --        --            --             1,566               --
 Phase III
Southwind Office                    --       996         5,643                --               26
 Center A
Southwind Office Center             --     1,356         7,684                --              259
 B
Southwind Office                    --     1,070         3,834                --              839
 Center C
Norfolk, VA
Battlefield Business             2,680       774         4,387                --               --
 Center II
Greenbriar Business              2,730       936         5,305                --               55
 Center
Hampton Center Two                  --        --            --                 2               --
Hampton Center Three                --        --            --                 2               --
Highwoods Centre                    --         2         7,257                --               98
Riverside II                        --        --            --               483               --
Riverside Building                  --     1,495         5,963                --              319
Nashville, TN
3401 Westend                        --     6,103        23,343                --            1,153
5310 Maryland Way                   --     1,923         7,360                --               50
Ayers Land                          --        --            --             1,164               --
Southpointe                         --        --            --             1,655            7,961
BNA Corporate Center            11,465        --        22,588                --              710
Century City Plaza I                --       903         3,612                --              310
Cool Springs - Building II          --        --            --             6,796               --
Cool Springs I                      --        --            --             1,983           11,477
Eastpark 1, 2, 3                 3,956     3,137        11,842                --              842
Grassmere                           --     1,779            --              (348)(24)          --
Grassmere I                      2,817     1,251         7,091                --              594
Grassmere II                     4,341     2,260        12,804                --              234
Grassmere III                    4,984     1,340         7,592                --                5
Highwoods Plaza I                   --     1,772         6,380                --            2,611
Highwoods Plaza II                  --     1,448         6,948                --            1,214
Harpeth On The Green II             --     1,419         5,677                 1              305
Harpeth on the Green III            --     1,658         6,633                 2              289
Harpeth on the Green IV             --     1,709         6,835                 5              371
Harpeth on the Green V              --        --            --               662            5,566
Lakeview Ridge                      --     2,179         7,545                --              166
Lakeview Ridge II                   --        --            --               557            5,297
Ridge Development                   --     1,960            --            (1,870)(25)          --
The Sparrow Building                --     1,262         5,047                --               73
Grassmere/Thousdale                 --       760            --                --               --
 Land
Winners Circle                      --     1,495         7,072                 2              181
Orlando, FL
Sunport Center                      --     1,505         9,777                --              102
Oakridge Center                     --     4,700        18,761                --              226



                                       Gross Amount at
                               Which Carried at Close of Period
                                                                                                   Life on
                                                                                                    Which
                                        Building &                  Accumulated      Date of     Depreciation
         Description           Land    Improvements   Total (16)   Depreciation   Construction   is Computed
---------------------------- -------- -------------- ------------ -------------- -------------- -------------
Parkway Building               395         1,708         2,103            23       1906-1910      5-40 yrs.
Romanelli Annex Office          73           300           373             3         1963         5-40 yrs.
 Building
Red Bridge Professional        405         1,699         2,104            19         1972         5-40 yrs.
 Building
Two Brush Creek Plaza          961         3,889         4,850            49         1983         5-40 yrs.
Theatre Block Office           242         2,179         2,421            25         1928         5-40 yrs.
Time Block Office              199         1,796         1,995            21         1945         5-40 yrs.
Memphis, TN
Atrium I & II                1,570         6,254         7,824           321         1984         5-40 yrs.
Centrum                      1,013         5,579         6,592           204         1979         5-40 yrs.
Colonnade                    1,300         7,996         9,296           209         1998         5-40 yrs.
Hickory Hill Medical Plaza     398         2,260         2,658           131         1988         5-40 yrs.
3400 Players Club            1,005         5,511         6,516           341         1997         5-40 yrs.
 Parkway
International Place          4,847        28,327        33,174         1,769         1988         5-40 yrs.
 Phase II
Kirby Centre                   525         3,050         3,575           176         1984         5-40 yrs.
International Place          1,566            --         1,566            --          N/A            N/A
 Phase III
Southwind Office               996         5,669         6,665           333         1991         5-40 yrs.
 Center A
Southwind Office Center      1,356         7,943         9,299           449         1990         5-40 yrs.
 B
Southwind Office             1,070         4,673         5,743             4         1998         5-40 yrs.
 Center C
Norfolk, VA
Battlefield Business           774         4,387         5,161           254         1987         5-40 yrs.
 Center II
Greenbriar Business            936         5,360         6,296           312         1984         5-40 yrs.
 Center
Hampton Center Two               2            --             2            --          N/A            N/A
Hampton Center Three             2            --             2            --          N/A            N/A
Highwoods Centre                 2         7,355         7,357            22          N/A         5-40 yrs.
Riverside II                   483            --           483            --          N/A            N/A
Riverside Building           1,495         6,282         7,777           193         1988         5-40 yrs.
Nashville, TN
3401 Westend                 6,103        24,496        30,599         1,799         1982         5-40 yrs.
5310 Maryland Way            1,923         7,410         9,333           499         1994         5-40 yrs.
Ayers Land                   1,164            --         1,164            --          N/A            N/A
Southpointe                  1,655         7,961         9,616            71         1998         5-40 yrs.
BNA Corporate Center            --        23,298        23,298         1,625         1985         5-40 yrs.
Century City Plaza I           903         3,922         4,825           299         1987         5-40 yrs.
Cool Springs - Building II   6,796            --         6,796            --          N/A         5-40 yrs.
Cool Springs I               1,983        11,477        13,460            66          N/A         5-40 yrs.
Eastpark 1, 2, 3             3,137        12,684        15,821           995         1978         5-40 yrs.
Grassmere                    1,431            --         1,431            --          N/A            N/A
Grassmere I                  1,251         7,685         8,936           468         1984         5-40 yrs.
Grassmere II                 2,260        13,038        15,298           798         1985         5-40 yrs.
Grassmere III                1,340         7,597         8,937           441         1990         5-40 yrs.
Highwoods Plaza I            1,772         8,991        10,763           843         1996         5-40 yrs.
Highwoods Plaza II           1,448         8,162         9,610           525         1997         5-40 yrs.
Harpeth On The Green II      1,420         5,982         7,402           360         1984         5-40 yrs.
Harpeth on the Green III     1,660         6,922         8,582           396         1987         5-40 yrs.
Harpeth on the Green IV      1,714         7,206         8,920           429         1989         5-40 yrs.
Harpeth on the Green V         662         5,566         6,228           164         1998         5-40 yrs.
Lakeview Ridge               2,179         7,711         9,890           439         1986         5-40 yrs.
Lakeview Ridge II              557         5,297         5,854           148         1998         5-40 yrs.
Ridge Development               90            --            90            --          N/A            N/A
The Sparrow Building         1,262         5,120         6,382           292         1982         5-40 yrs.
Grassmere/Thousdale            760            --           760            --          N/A            N/A
 Land
Winners Circle               1,497         7,253         8,750           223         1987         5-40 yrs.
Orlando, FL
Sunport Center               1,505         9,879        11,384           301         1990         5-40 yrs.
Oakridge Center              4,700        18,987        23,687           576       1966-1992      5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                              Initial Cost                to Acquisition
                                                    Building &                       Building &
        Description         Encumbrance    Land    Improvements         Land        Improvements
-------------------------- ------------- -------- -------------- ----------------- --------------
Corporate Square                  --       900        1,717               --              340
Executive Point Towers            --     2,200        7,230               --              265
Sandlake Southwest             3,528     1,025        4,049               --                3
Lakeview Office Park              --     5,400        13,994              --              353
2699 Lee Road Building            --     1,500        6,003               --              293
MetroWest Center               3,482     1,344        7,618               --              108
Landmark I                        --     6,785        28,243              --               42
Landmark II                       --     6,785        28,206              --              105
C N A Maitland I                  --     1,858        16,129              --               --
C N A Maitland II                 --       743        2,639               --              905
Hard Rock Caf[00e9]               --     1,305        3,570               --               --
Metro West Land                   --        --           --            5,505               --
One Winter Park                2,294     1,000        3,652               --              139
The Palladium                     --     1,400        5,500               --               59
201 Pine Street Building          --     4,400        29,836              --              700
Capital Plaza                     --        --           --            2,970               --
Premier Point North               --       800        3,037               --               80
Premier Point South               --       600        3,404               --              103
Interlachen Village            2,081     1,100        2,689               --               46
Signature Plaza                   --     4,300        30,294              --            1,501
Skyline Center                    --       700        2,748               --               58
Southwest Corporate            3,666       991        5,613               --               --
 Center
Research Triangle, NC
Blue Ridge II                     --       434             (2)            29            1,429
Blue Ridge I                      --       722        4,538               --              959
3404 North Duke Street            --       879        3,522               --                1
Fairfield II                      --       910        3,647               --              519
3600 Glenwood Avenue              --        --           --               --           10,994
3645 Trust Drive - One         1,754       520        2,949               --               48
 North Commerce
 Center
3737 Glenwood Ave.                --        --           --               --               70
4020 North Roxboro Road           --       675        2,708               --            1,222
4101 North Roxboro Road           --     1,059        4,243               --              283
Fairfield I                       --       805        3,227               --              587
4201 Research Commons             --     1,204        7,715               --            2,414
4301 Research Commons             --       900        7,425               --              693
4401 Research Commons             --     1,249        8,929               --            4,871
4501 Research Commons             --       785        4,448               --            1,092
4800 North Park                   --     2,678        17,673              --              242
4900 North Park                1,440       770        1,989               --              273
5000 North Park                   --     1,010        4,697               --            1,006
5200 Green's Dairy - One         585       169          959               --               17
 North Commerce
 Center
5220 Green's Dairy - One       1,057       382        2,165               --               94
 North Commerce
 Center
5301 Departure Drive           2,432       882        5,000               --                6
4000 Aerial Center                --       541        2,163               --              128
Amica                             --       289        1,517               --               80
Arrowwood                         --       955        3,383               --              258
Aspen                             --       560        2,088               --              270
Birchwood                         --       201          907               --               38
BTI                               --        --        15,504              --               10
BTI Houses                        --       250          250               --               --
Capital Center                    --       851           --             (629)(20)          --
Cedar East                        --       563        2,491               --              247
Cedar West                        --       563        2,475               --              454
ClinTrials Research               --     2,497        12,798              --            2,648
Colony Corporate Center           --       613        3,296               --              598
Concourse                         --       986        12,069              --              679
Cape Fear                         --       131           --               --            2,612
Creekstone Crossing               --       728        3,841               --              100
Cotton                            --       460        1,844               --              117
Catawba                           --       125          (15)              --            1,928



                                     Gross Amount at
                             Which Carried at Close of Period
                                                                                                 Life on
                                                                                                  Which
                                      Building &                  Accumulated      Date of     Depreciation
        Description          Land    Improvements   Total (16)   Depreciation   Construction   is Computed
-------------------------- -------- -------------- ------------ -------------- -------------- -------------
Corporate Square             900         2,057         2,957            84         1971         5-40 yrs.
Executive Point Towers     2,200         7,495         9,695           253         1978         5-40 yrs.
Sandlake Southwest         1,025         4,052         5,077            48         1986         5-40 yrs.
Lakeview Office Park       5,400        14,347        19,747           461         1975         5-40 yrs.
2699 Lee Road Building     1,500         6,296         7,796           185         1974         5-40 yrs.
MetroWest Center           1,344         7,726         9,070           465         1988         5-40 yrs.
Landmark I                 6,785        28,285        35,070           624         1983         5-40 yrs.
Landmark II                6,785        28,311        35,096           631         1985         5-40 yrs.
C N A Maitland I           1,858        16,129        17,987            17         1998         5-40 yrs.
C N A Maitland II            743         3,544         4,287            18         1998         5-40 yrs.
Hard Rock Caf[00e9]        1,305         3,570         4,875             4         1998         5-40 yrs.
Metro West Land            5,505            --         5,505            --          N/A            N/A
One Winter Park            1,000         3,791         4,791           121         1982         5-40 yrs.
The Palladium              1,400         5,559         6,959           170         1988         5-40 yrs.
201 Pine Street Building   4,400        30,536        34,936         1,056         1980         5-40 yrs.
Capital Plaza              2,970            --         2,970            --          N/A         5-40 yrs.
Premier Point North          800         3,117         3,917           100         1983         5-40 yrs.
Premier Point South          600         3,507         4,107           115         1983         5-40 yrs.
Interlachen Village        1,100         2,735         3,835            88         1987         5-40 yrs.
Signature Plaza            4,300        31,795        36,095         1,009         1986         5-40 yrs.
Skyline Center               700         2,806         3,506            86         1985         5-40 yrs.
Southwest Corporate          991         5,613         6,604           325         1984         5-40 yrs.
 Center
Research Triangle, NC
Blue Ridge II                463         1,427         1,890           445         1988         5-40 yrs.
Blue Ridge I                 722         5,497         6,219           668         1982         5-40 yrs.
3404 North Duke Street       879         3,523         4,402           305         1985         5-40 yrs.
Fairfield II                 910         4,166         5,076           401         1989         5-40 yrs.
3600 Glenwood Avenue          --        10,994        10,994           492         1986         5-40 yrs.
3645 Trust Drive - One       520         2,997         3,517           180         1984         5-40 yrs.
 North Commerce
 Center
3737 Glenwood Ave.            --            70            70            --          N/A            N/A
4020 North Roxboro Road      675         3,930         4,605           236         1989         5-40 yrs.
4101 North Roxboro Road    1,059         4,526         5,585           382         1984         5-40 yrs.
Fairfield I                  805         3,814         4,619           291         1987         5-40 yrs.
4201 Research Commons      1,204        10,129        11,333         2,056         1991         5-40 yrs.
4301 Research Commons        900         8,118         9,018           756         1989         5-40 yrs.
4401 Research Commons      1,249        13,800        15,049         2,984         1987         5-40 yrs.
4501 Research Commons        785         5,540         6,325           803         1985         5-40 yrs.
4800 North Park            2,678        17,915        20,593         2,086         1985         5-40 yrs.
4900 North Park              770         2,262         3,032           299         1984         5-40 yrs.
5000 North Park            1,010         5,703         6,713           911         1980         5-40 yrs.
5200 Green's Dairy - One     169           976         1,145            64         1984         5-40 yrs.
 North Commerce
 Center
5220 Green's Dairy - One     382         2,259         2,641           135         1984         5-40 yrs.
 North Commerce
 Center
5301 Departure Drive         882         5,006         5,888           291         1984         5-40 yrs.
4000 Aerial Center           541         2,291         2,832           124         1992         5-40 yrs.
Amica                        289         1,597         1,886           236         1983         5-40 yrs.
Arrowwood                    955         3,641         4,596           517         1979         5-40 yrs.
Aspen                        560         2,358         2,918           333         1980         5-40 yrs.
Birchwood                    201           945         1,146           129         1983         5-40 yrs.
BTI                           --        15,514        15,514           310         1995         5-40 yrs.
BTI Houses                   250           250           500             2         1970         5-40 yrs.
Capital Center               222            --           222            --          N/A            N/A
Cedar East                   563         2,738         3,301           392         1981         5-40 yrs.
Cedar West                   563         2,929         3,492           472         1981         5-40 yrs.
ClinTrials Research        2,497        15,446        17,943           146         1998         5-40 yrs.
Colony Corporate Center      613         3,894         4,507           507         1985         5-40 yrs.
Concourse                    986        12,748        13,734         1,560         1986         5-40 yrs.
Cape Fear                    131         2,612         2,743         1,453         1979         5-40 yrs.
Creekstone Crossing          728         3,941         4,669           368         1990         5-40 yrs.
Cotton                       460         1,961         2,421           152         1972         5-40 yrs.
Catawba                      125         1,913         2,038         1,088         1980         5-40 yrs.

                                                                           Cost Capitalized
                                                                              Subsequent
                                               Initial Cost                 to Acquisition
                                                     Building &                         Building &
        Description          Encumbrance    Land    Improvements          Land         Improvements
--------------------------- ------------- -------- -------------- ------------------- --------------
Cottonwood                        --        609         3,253                --               22
Cypress                           --        567         1,729                --              141
Dogwood                           --        766         2,777                --               16
EPA Annex                         --      2,601        10,920                --              109
Expressway Warehouse              --        242            --                 4            1,894
Global Software                   --        465         5,358                --            2,102
Hawthorn                          --        904         3,782                --               73
Highwoods Health Club             --        142           524                --            1,308
Holiday Inn Reservations          --        867         2,735                --              136
 Center
Holly                             --        300         1,144                --               44
Healthsource                      --      1,294        10,593                10            1,620
Highwoods Tower One               --        203        16,914                --              544
Highwoods Centre                  --        532         5,960                --              877
Ironwood                          --        319         1,276                --              353
Kaiser                            --        133         3,625                --              606
Laurel                            --        884         2,524                --               53
Lake Plaza East                   --        856         4,893                --              696
Highwoods Office Center           --      1,103            49              (387)(21)          --
 North
Highwoods Office Center           --      2,518            --                --               --
 South
Leatherwood                       --        213           851                --              413
Martin Land                       --         --            --             3,409               --
A4 Health Systems                 --        717         3,418                --            1,297
Creekstone Park                   --        796            --              (647)(22)          --
Northpark I                       --        405            --                93            3,542
North Park - Land                 --        962            --                39               --
Phase I - One North             1,961       768         4,353                --              265
 Commerce Center
\`W' Building - One North       3,737     1,163         6,592                --            1,329
 Commerce Center
Overlook                          --         --            --                --               42
Pamlico/Roanoke                   --        269            --                20           11,087
Phoenix                           --        394         2,019                --               40
Raleigh Corp Center Lot D         --         --            --             2,039               --
4101 Research Commons             --      1,349            --            (1,349)(23)           3
Rexwoods Center I                   (4)     775            --               103            3,691
Rexwoods II                       --        355           (12)                7            1,863
Rexwoods III                      --        886            --                34            2,902
Rexwoods IV                       --        586            --                --            3,629
Rexwoods V                        --      1,301         4,977                --              973
Riverbirch                        --        448            --                21            4,434
Situs I                           --        693         2,917                  (1)         1,476
Situs II                          --         --            --               718            4,736
Six Forks Center I                --        666         2,663                --              477
Six Forks Center II               --      1,086         4,345                --              427
Six Forks Center III              --        862         4,411                --              202
Smoketree Tower                   --      2,353        11,802                --            2,724
South Square I                      (4)     606         3,785                --              553
South Square II                   --        525         4,710                --              270
Sycamore                          --        255            --                --            5,809
Building 2A - Triangle              (4)     377         4,004                --              702
 Business Center
Building 2B - Triangle              (4)     118         1,225                --              212
 Business Center
Building 3 - Triangle               (4)     409         5,349                --              656
 Business Center
Building 7 - Triangle               (4)     414         6,301                --              544
 Business Center
Willow Oak                        --        458         4,685                --            1,791
Richmond, VA
Highwoods Distribution            --         --            --             2,763               --
 Center
Airport Center One                --        708         4,374                --            1,071
Airport Center 2                  --        362         2,896                --               16
1309 Cary Street                  --        171           685                --               71



                                      Gross Amount at
                              Which Carried at Close of Period
                                                                                                  Life on
                                                                                                   Which
                                       Building &                  Accumulated      Date of     Depreciation
        Description           Land    Improvements   Total (16)   Depreciation   Construction   is Computed
--------------------------- -------- -------------- ------------ -------------- -------------- -------------
Cottonwood                    609         3,275         3,884           380         1983         5-40 yrs.
Cypress                       567         1,870         2,437           276         1980         5-40 yrs.
Dogwood                       766         2,793         3,559           319         1983         5-40 yrs.
EPA Annex                   2,601        11,029        13,630         1,076         1966         5-40 yrs.
Expressway Warehouse          246         1,894         2,140           398         1990         5-40 yrs.
Global Software               465         7,460         7,925           948         1996         5-40 yrs.
Hawthorn                      904         3,855         4,759         1,808         1987         5-40 yrs.
Highwoods Health Club         142         1,832         1,974            28         1998         5-40 yrs.
Holiday Inn Reservations      867         2,871         3,738           337         1984         5-40 yrs.
 Center
Holly                         300         1,188         1,488           162         1984         5-40 yrs.
Healthsource                1,304        12,213        13,517           887         1996         5-40 yrs.
Highwoods Tower One           203        17,458        17,661         3,497         1991         5-40 yrs.
Highwoods Centre              532         6,837         7,369            30         1998         5-40 yrs.
Ironwood                      319         1,629         1,948           262         1978         5-40 yrs.
Kaiser                        133         4,231         4,364         1,313         1988         5-40 yrs.
Laurel                        884         2,577         3,461           292         1982         5-40 yrs.
Lake Plaza East               856         5,589         6,445           851         1984         5-40 yrs.
Highwoods Office Center       716            49           765            14          N/A            N/A
 North
Highwoods Office Center     2,518            --         2,518            --          N/A            N/A
 South
Leatherwood                   213         1,264         1,477           192         1979         5-40 yrs.
Martin Land                 3,409            --         3,409            --          N/A            N/A
A4 Health Systems             717         4,715         5,432           422         1996         5-40 yrs.
Creekstone Park               149            --           149            --          N/A            N/A
Northpark I                   498         3,542         4,040           194         1997         5-40 yrs.
North Park - Land           1,001            --         1,001            --          N/A            N/A
Phase I - One North           768         4,618         5,386           279         1981         5-40 yrs.
 Commerce Center
\`W' Building - One North   1,163         7,921         9,084           523         1983         5-40 yrs.
 Commerce Center
Overlook                       --            42            42            --          N/A            N/A
Pamlico/Roanoke               289        11,087        11,376         2,515         1980         5-40 yrs.
Phoenix                       394         2,059         2,453           248         1990         5-40 yrs.
Raleigh Corp Center Lot D   2,039            --         2,039            --          N/A            N/A
4101 Research Commons          --             3             3            --          N/A            N/A
Rexwoods Center I             878         3,691         4,569           933         1990         5-40 yrs.
Rexwoods II                   362         1,851         2,213           242         1993         5-40 yrs.
Rexwoods III                  920         2,902         3,822           550         1992         5-40 yrs.
Rexwoods IV                   586         3,629         4,215           609         1995         5-40 yrs.
Rexwoods V                  1,301         5,950         7,251           174         1998         5-40 yrs.
Riverbirch                    469         4,434         4,903         1,185         1987         5-40 yrs.
Situs I                       692         4,393         5,085           583         1996         5-40 yrs.
Situs II                      718         4,736         5,454            28         1998         5-40 yrs.
Six Forks Center I            666         3,140         3,806           266         1982         5-40 yrs.
Six Forks Center II         1,086         4,772         5,858           423         1983         5-40 yrs.
Six Forks Center III          862         4,613         5,475           516         1987         5-40 yrs.
Smoketree Tower             2,353        14,526        16,879         2,095         1984         5-40 yrs.
South Square I                606         4,338         4,944           561         1988         5-40 yrs.
South Square II               525         4,980         5,505           579         1989         5-40 yrs.
Sycamore                      255         5,809         6,064           333         1997         5-40 yrs.
Building 2A - Triangle        377         4,706         5,083           859         1984         5-40 yrs.
 Business Center
Building 2B - Triangle        118         1,437         1,555           214         1984         5-40 yrs.
 Business Center
Building 3 - Triangle         409         6,005         6,414         1,071         1988         5-40 yrs.
 Business Center
Building 7 - Triangle         414         6,845         7,259           862         1986         5-40 yrs.
 Business Center
Willow Oak                    458         6,476         6,934         1,207         1995         5-40 yrs.
Richmond, VA
Highwoods Distribution      2,763            --         2,763            --          N/A            N/A
 Center
Airport Center One            708         5,445         6,153           260         1997         5-40 yrs.
Airport Center 2              362         2,912         3,274            57         1998         5-40 yrs.
1309 Cary Street              171           756           927            44         1987         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                              Initial Cost               to Acquisition
                                                   Building &                       Building &
        Description         Encumbrance    Land   Improvements         Land        Improvements
-------------------------- ------------- ------- -------------- ----------------- --------------
4900 Cox                         --      1,324        5,305              --              155
Technology Park 1                --        541        2,166              --              140
East Shore One                   --         --           --             114               --
Eastshore II                     --         --           --              --               29
Grove Park II                    --         --           --             570               --
Grove Park                       --        349        2,685             470            3,075
Highwoods One                    --      1,846        8,613              --            1,977
Richfood Holdings                --        785        5,170              --            1,322
 Building
End of Cox Road Land             --        966           --            (296)(26)          --
Highwoods Five                   --        806        4,948              --              831
Sadler & Cox Land                --         --           --           1,657               --
Development Opportunity          --         26           --              --               --
 Strip
Liberty Mutual Building        3,351     1,205        4,819              --              488
Waterfront Plaza                   (5)     585        2,347              --              257
Markel-American                  --      1,372        8,667              --              347
North Park Building              --      2,163        8,659              --              299
Hamilton Beach Building            (5)   1,086        4,344              --              148
One Shockoe Plaza                --         --           --              --           19,277
Westshore I                                358        1,431              --               24
Westshore II                     --        545        2,181              --               30
West Shore III                   --        961        3,601              --            1,131
Stony Point I                    --      1,384       11,445              --              864
Stony Point II                   --         --           --           2,983               --
Technology Park 2                --        264        1,058              --               41
Virginia Center                  --      1,438        5,858              --              319
 Technology Park
Virginia Mutual                  --         --           --             907               --
Vantage Place-A                  --        203          811              --               86
Vantage Place-B                  --        233          931              --              126
Vantage Place-C                  --        235          940              --               70
Vantage Place-D                  --        218          873              --              186
Vantage Point                    --      1,089        4,354              --              505
South Florida
2828 Coral Way Building          --      1,100        4,303              --               86
The Atrium at Coral              --      3,000       16,398              --              267
 Gables
Atrium West                    4,166     1,300        5,564              --               96
Avion                            --        800        4,307              --               87
Centrum Plaza                  2,791     1,000        3,545              --               53
Comeau Building                  --        460        3,683              --               61
Corporate Square                 --      1,750        3,385              --               92
Highwoods Cypress Creek          --         --           --           4,525               --
Dadeland Towers North          6,376     3,700       18,571              --              477
Debartolo Land                   --         --           --           1,722               --
Highwoods Court at Doral         --      3,423       13,692              --            1,301
The 1800 Eller Drive             --         --        9,724              --              336
 Building
Emerald Hills Plaza I            --      1,450        5,830              --               89
Emerald Hills Plaza II           --      1,450        7,030              --              112
Gulf Atlantic Center             --         --       11,237               3              247
Horizon One                      --        998        6,070              --              461
Highwoods Park H1                --        215          542              --               15
Highwoods Park H2                --        532        1,838              --               16
Highwoods Park A                 --        462        1,680              --               25
Highwoods Park B                 --        388        1,362              --               43
Highwoods Park C                 --      1,121        3,962              --               26
Highwoods Park D                 --      1,123        3,865              --               21
Highwoods Park E                 --      1,142        3,981              --               25
Highwoods Park F                 --        382        1,284              --               65
Highwoods Park G                 --        346        2,155              --               74
Highwoods Park J                 --        326        2,380              --               20
Highwoods Park L                 --      6,375           --              --                3
Highwoods Park M                 --        714        4,133              --               26
Highwoods Park N                 --         --          114              --               14



                                     Gross Amount at
                            Which Carried at Close of Period
                                                                                                Life on
                                                                                                 Which
                                     Building &                  Accumulated      Date of     Depreciation
        Description          Land   Improvements   Total (16)   Depreciation   Construction   is Computed
-------------------------- ------- -------------- ------------ -------------- -------------- -------------
4900 Cox                   1,324        5,460         6,784           438         1991         5-40 yrs.
Technology Park 1            541        2,306         2,847           194         1991         5-40 yrs.
East Shore One               114           --           114            --          N/A            N/A
Eastshore II                  --           29            29            --          N/A            N/A
Grove Park II                570           --           570            --          N/A            N/A
Grove Park                   819        5,760         6,579           208         1997         5-40 yrs.
Highwoods One              1,846       10,590        12,436         1,006         1996         5-40 yrs.
Richfood Holdings            785        6,492         7,277           288         1997         5-40 yrs.
 Building
End of Cox Road Land         670           --           670            --          N/A            N/A
Highwoods Five               806        5,779         6,585            76         1998         5-40 yrs.
Sadler & Cox Land          1,657           --         1,657            --          N/A            N/A
Development Opportunity       26           --            26            --          N/A            N/A
 Strip
Liberty Mutual Building    1,205        5,307         6,512           277         1990         5-40 yrs.
Waterfront Plaza             585        2,604         3,189           268         1988         5-40 yrs.
Markel-American            1,372        9,014        10,386           136         1998         5-40 yrs.
North Park Building        2,163        8,958        11,121           583         1989         5-40 yrs.
Hamilton Beach Building    1,086        4,492         5,578           386         1986         5-40 yrs.
One Shockoe Plaza             --       19,277        19,277         1,008         1996         5-40 yrs.
Westshore I                  358        1,455         1,813           103         1995         5-40 yrs.
Westshore II                 545        2,211         2,756           148         1995         5-40 yrs.
West Shore III               961        4,732         5,693           296         1997         5-40 yrs.
Stony Point I              1,384       12,309        13,693           289         1990         5-40 yrs.
Stony Point II             2,983           --         2,983            --          N/A            N/A
Technology Park 2            264        1,099         1,363            95         1991         5-40 yrs.
Virginia Center            1,438        6,177         7,615           705         1985         5-40 yrs.
 Technology Park
Virginia Mutual              907           --           907            --          N/A            N/A
Vantage Place-A              203          897         1,100           105         1987         5-40 yrs.
Vantage Place-B              233        1,057         1,290            92         1988         5-40 yrs.
Vantage Place-C              235        1,010         1,245            93         1987         5-40 yrs.
Vantage Place-D              218        1,059         1,277           115         1988         5-40 yrs.
Vantage Point              1,089        4,859         5,948           437         1990         5-40 yrs.
South Florida
2828 Coral Way Building    1,100        4,389         5,489           132         1985         5-40 yrs.
The Atrium at Coral        3,000       16,665        19,665           512         1984         5-40 yrs.
 Gables
Atrium West                1,300        5,660         6,960           175         1983         5-40 yrs.
Avion                        800        4,394         5,194           126         1985         5-40 yrs.
Centrum Plaza              1,000        3,598         4,598           110         1988         5-40 yrs.
Comeau Building              460        3,744         4,204           115         1926         5-40 yrs.
Corporate Square           1,750        3,477         5,227           111         1981         5-40 yrs.
Highwoods Cypress Creek    4,525           --         4,525            --          N/A            N/A
Dadeland Towers North      3,700       19,048        22,748           592         1972         5-40 yrs.
Debartolo Land             1,722           --         1,722            --          N/A            N/A
Highwoods Court at Doral   3,423       14,993        18,416           361         1987         5-40 yrs.
The 1800 Eller Drive          --       10,060        10,060           314         1983         5-40 yrs.
 Building
Emerald Hills Plaza I      1,450        5,919         7,369           181         1979         5-40 yrs.
Emerald Hills Plaza II     1,450        7,142         8,592           219         1979         5-40 yrs.
Gulf Atlantic Center           3       11,484        11,487           302         1986         5-40 yrs.
Horizon One                  998        6,531         7,529           116         1985         5-40 yrs.
Highwoods Park H1            215          557           772            10         1984         5-40 yrs.
Highwoods Park H2            532        1,854         2,386            33         1984         5-40 yrs.
Highwoods Park A             462        1,705         2,167            30         1984         5-40 yrs.
Highwoods Park B             388        1,405         1,793            24         1984         5-40 yrs.
Highwoods Park C           1,121        3,988         5,109            70         1984         5-40 yrs.
Highwoods Park D           1,123        3,886         5,009            68         1984         5-40 yrs.
Highwoods Park E           1,142        4,006         5,148            70         1984         5-40 yrs.
Highwoods Park F             382        1,349         1,731            --         1984         5-40 yrs.
Highwoods Park G             346        2,229         2,575            38         1984         5-40 yrs.
Highwoods Park J             326        2,400         2,726            42         1984         5-40 yrs.
Highwoods Park L           6,375            3         6,378            --          N/A            N/A
Highwoods Park M             714        4,159         4,873            73         1984         5-40 yrs.
Highwoods Park N              --          128           128             2         1984         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                  Initial Cost           to Acquisition
                                                        Building &              Building &
         Description            Encumbrance    Land    Improvements    Land    Improvements
----------------------------- -------------- -------- -------------- -------- --------------
Highwoods Park P                    --          --            96        --            14
Palm Beach Gardens                  --       1,000         4,510        --            98
 Office Park
Pine Island Commons               3,037      1,750         4,175        --            84
Sheraton Design Center              --       1,000         4,040        --           524
Sunset Station Plaza                --         660         7,721        --            67
Venture Corporate                   --       1,867         7,458        --           419
 Center I
Venture Corporate                   --       1,867         8,837        --           135
 Center II
Venture Corporate                   --       1,867         8,838        --           128
 Center III
Tampa, FL
5400 Gray Street                    --         350           293        --             7
Anchor Glass                        --          --          (109)    1,281        11,054
Atrium                              --       1,639         9,286        --            70
7201 - 7243B Bryan Dairy           (11)        352         2,398        --             1
7245 - 7279 Bryan Dairy            (11)        352         2,396        --            74
Benjamin Center #7                  --         296         1,678        --            41
Benjamin Center #9                  --         300         1,699        --            60
Brandywine I                        --         667         1,904        --            65
Brandywine II                       --         483           965        --            14
Bayshore Place                    6,499      2,248        10,323        --             9
Bay View                            --       1,304         5,964        --            48
Bay Vista Garden Center            (14)        447         4,777        --            --
Bay Vista Garden                   (14)      1,328         6,981        --           366
 Center II
Bay Vista Office Center            (14)        935         4,480        --           138
Bay Vista Retail Center            (14)        283         1,135        --            --
Countryside Place                   --         843         3,731        --            --
Clearwater Point                    --         317         1,531        --            --
Cross Bayou                         --         468         2,997        --             9
Crossroads Office Center            --         561         3,342        --            77
Clearwater Tower                    --       1,601         5,955        --            17
Cypress Center Land                 --       1,410            --        --            --
Cypress West                      2,113        615         4,988        --           129
Brookwood Day Care                  --          61           347        --            24
 Center
Expo Building                       --         171           969        --            21
Interstate Corporate                --       1,412         5,647        --         7,941
 Center
Feathersound II                   2,291        800         7,282        --           224
Fireman's Fund Building             --         500         4,107        --            80
Fireman's Fund Land                 --          --            --     1,000            --
Grand Plaza (Office)                --       1,100         7,676        --           187
Grand Plaza (Retail)                --         840        10,647        --           187
Federated                           --          --            --     6,017            --
Horizon Office Building               (2)       --         6,114        --           120
IBP 8302 Laurel Fair Circle        (12)         63           595        --            16
IBP 8306 Laurel Fair Circle        (12)        102           968        --            16
IBP 8308 Laurel Fair Circle        (12)        118         1,087        --            37
IBP 4510 Oakfair Blvd              (12)        118         1,110        --            41
IBP 4514 Oakfair Blvd              (12)         71           366        --           304
IBP 4520 Oakfair Blvd              (12)        173         1,621        --            16
IBP 4524 Oakfair Blvd              (12)        141         1,329        --            37
IBP Land                            --       3,781            --        --            --
Idlewild                            --         623         3,859        --             2
Lakeside                              (2)       --         7,200        --           148
Lakepointe I                          (2)    2,100        31,078        --           559
Lakeside Technology                 --       1,325         8,084        --            81
 Center
Mariner Square                    2,474        650         2,821        --            60
Marathon I                         (13)        215         1,059        --             1
Marathon II                        (13)        215         1,049        --            --
Northside Square Office               (9)      601         3,601        --            --
 Building



                                        Gross Amount at
                                Which Carried at Close of Period
                                                                                                    Life on
                                                                                                     Which
                                         Building &                  Accumulated      Date of     Depreciation
         Description            Land    Improvements   Total (16)   Depreciation   Construction   is Computed
----------------------------- -------- -------------- ------------ -------------- -------------- -------------
Highwoods Park P                 --           110           110            2          1984         5-40 yrs.
Palm Beach Gardens            1,000         4,608         5,608          145          1984         5-40 yrs.
 Office Park
Pine Island Commons           1,750         4,259         6,009          131          1985         5-40 yrs.
Sheraton Design Center        1,000         4,564         5,564          134          1982         5-40 yrs.
Sunset Station Plaza            660         7,788         8,448          181          1984         5-40 yrs.
Venture Corporate             1,867         7,877         9,744          265          1982         5-40 yrs.
 Center I
Venture Corporate             1,867         8,972        10,839          277          1982         5-40 yrs.
 Center II
Venture Corporate             1,867         8,966        10,833          270          1982         5-40 yrs.
 Center III
Tampa, FL
5400 Gray Street                350           300           650            9          1973         5-40 yrs.
Anchor Glass                  1,281        10,945        12,226          263          1988         5-40 yrs.
Atrium                        1,639         9,356        10,995          544          1989         5-40 yrs.
7201 - 7243B Bryan Dairy        352         2,399         2,751           53          1988         5-40 yrs.
7245 - 7279 Bryan Dairy         352         2,470         2,822           63          1987         5-40 yrs.
Benjamin Center #7              296         1,719         2,015          124          1991         5-40 yrs.
Benjamin Center #9              300         1,759         2,059          106          1989         5-40 yrs.
Brandywine I                    667         1,969         2,636           22          1984         5-40 yrs.
Brandywine II                   483           979         1,462            9          1984         5-40 yrs.
Bayshore Place                2,248        10,332        12,580          163          1990         5-40 yrs.
Bay View                      1,304         6,012         7,316          141          1982         5-40 yrs.
Bay Vista Garden Center         447         4,777         5,224          106          1982         5-40 yrs.
Bay Vista Garden              1,328         7,347         8,675          216          1997         5-40 yrs.
 Center II
Bay Vista Office Center         935         4,618         5,553          131          1982         5-40 yrs.
Bay Vista Retail Center         283         1,135         1,418           26          1987         5-40 yrs.
Countryside Place               843         3,731         4,574           61          1988         5-40 yrs.
Clearwater Point                317         1,531         1,848           35          1981         5-40 yrs.
Cross Bayou                     468         3,006         3,474           68          1982         5-40 yrs.
Crossroads Office Center        561         3,419         3,980          103          1981         5-40 yrs.
Clearwater Tower              1,601         5,972         7,573          136          1990         5-40 yrs.
Cypress Center Land           1,410            --         1,410           --           N/A            N/A
Cypress West                    615         5,117         5,732          169          1985         5-40 yrs.
Brookwood Day Care               61           371           432           22          1986         5-40 yrs.
 Center
Expo Building                   171           990         1,161           58          1981         5-40 yrs.
Interstate Corporate          1,412        13,588        15,000          302           N/A         5-40 yrs.
 Center
Feathersound II                 800         7,506         8,306          225          1986         5-40 yrs.
Fireman's Fund Building         500         4,187         4,687          135          1982         5-40 yrs.
Fireman's Fund Land           1,000            --         1,000           --           N/A            N/A
Grand Plaza (Office)          1,100         7,863         8,963          250          1985         5-40 yrs.
Grand Plaza (Retail)            840        10,834        11,674          335          1985         5-40 yrs.
Federated                     6,017            --         6,017           --           N/A            N/A
Horizon Office Building          --         6,234         6,234          194          1980         5-40 yrs.
IBP 8302 Laurel Fair Circle      63           611           674           13          1987         5-40 yrs.
IBP 8306 Laurel Fair Circle     102           984         1,086           22          1987         5-40 yrs.
IBP 8308 Laurel Fair Circle     118         1,124         1,242           28          1987         5-40 yrs.
IBP 4510 Oakfair Blvd           118         1,151         1,269           29          1987         5-40 yrs.
IBP 4514 Oakfair Blvd            71           670           741           15          1987         5-40 yrs.
IBP 4520 Oakfair Blvd           173         1,637         1,810           36          1987         5-40 yrs.
IBP 4524 Oakfair Blvd           141         1,366         1,507           30          1987         5-40 yrs.
IBP Land                      3,781            --         3,781           --           N/A            N/A
Idlewild                        623         3,861         4,484           73          1981         5-40 yrs.
Lakeside                         --         7,348         7,348          222          1978         5-40 yrs.
Lakepointe I                  2,100        31,637        33,737          958          1986         5-40 yrs.
Lakeside Technology           1,325         8,165         9,490          249          1984         5-40 yrs.
 Center
Mariner Square                  650         2,881         3,531           87          1973         5-40 yrs.
Marathon I                      215         1,060         1,275           24          1997         5-40 yrs.
Marathon II                     215         1,049         1,264           23          1987         5-40 yrs.
Northside Square Office         601         3,601         4,202           80          1986         5-40 yrs.
 Building

                                                                             Cost Capitalized
                                                                               Subsequent
                                                       Initial Cost            to Acquisition
                                                         Building &              Building &
         Description           Encumbrance     Land     Improvements    Land    Improvements
---------------------------- -------------- ---------- -------------- -------- --------------
Northside Square Retail              (9)        800         2,808         --         3
 Building
Parkside                             (2)         --         9,193         --       199
Sabal Pavilion - Phase I           --            --            --        660     7,949
Sabal Pavilion - Phase II          --            --            --        661        --
Pavillion Office Building            (2)         --        16,022         --       181
Park Place                         --            --            --      1,508        --
Pinebrook Business               2,219           --           (95)     1,234     9,613
 Center
USF&G                              --         1,366         7,742         --     1,370
Registry I                         --           744         4,216         --       120
Registry II                        --           908         5,147         --       211
Registry Square                    --           344         1,951         --        41
Rocky Point Land                   --            --            --      3,484        --
Sabal Business Center I            --           375         2,127         --        26
Sabal Business Center II         1,218          342         1,935         --        99
Sabal Business Center III         840           290         1,642         --        16
Sabal Business Center IV         2,078          819         4,638         --        --
Sabal Business Center V          2,497        1,026         5,813         --         8
Sabal Business Center VI         5,838        1,609         9,116         --        48
Sabal Business Center VII        4,749        1,519         8,605         --        32
Sabal Lake Building                --           572         3,241         --       146
Sabal Industrial Park Land         --            --            --        301        --
Sabal Park Plaza                   --           611         3,460         --       292
Sabal Tech Center                  --           548         3,107         --        --
Summit Executive Centre            --           579         2,749         --        --
Spectrum                             (2)      1,450        14,173         --       147
Starkey Road Center                --           383         2,163         --        16
Turtle Creek 4900                 (10)          188         1,353         --        51
 Creekside Dr
Turtle Creek 4902                 (10)           72           514         --        15
 Creekside Dr
Turtle Creek 4904                 (10)           41           298         --         7
 Creekside Dr
Turtle Creek 4906                 (10)           75           541         --         7
 Creekside Dr
Turtle Creek 4908                    (8)        124           885         --        18
 Creekside Dr
Turtle Creek 4910                    (8)        171         1,223         --        --
 Creekside Dr
Turtle Creek 4911                    (8)        200         1,434         --        --
 Creekside Dr
Turtle Creek 4912                    (8)         29           211         --        --
 Creekside Dr
Turtle Creek 4914                    (8)         65           464         --        --
 Creekside Dr
Telecom Technology                            1,250        11,224         --       837
 Center
Tower Place                        --         3,194        18,098         --       533
Westshore Square                 2,970        1,130         5,155         --        18
REO Building                       --           795         4,484         --        91
FT Myers, FL
Sunrise Office Center              --           422         3,478         --        61
                                 -------      -----        ------      -----     -----
                                            634,986     2,961,471     94,407   334,608
                                 =======    =======     =========     ======   =======



                                        Gross Amount at
                                Which Carried at Close of Period
                                                                                                     Life on
                                                                                                      Which
                                          Building &                  Accumulated      Date of     Depreciation
         Description            Land     Improvements   Total (16)   Depreciation   Construction   is Computed
---------------------------- ---------- -------------- ------------ -------------- -------------- -------------
Northside Square Retail          800        2,811          3,611         62            1986         5-40 yrs.
 Building
Parkside                          --        9,392          9,392        285            1979         5-40 yrs.
Sabal Pavilion - Phase I         660        7,949          8,609         39            1998         5-40 yrs.
Sabal Pavilion - Phase II        661           --            661         --             N/A            N/A
Pavillion Office Building         --       16,203         16,203        494            1982         5-40 yrs.
Park Place                     1,508           --          1,508         --             N/A            N/A
Pinebrook Business             1,234        9,518         10,752        210            1987         5-40 yrs.
 Center
USF&G                          1,366        9,112         10,478        603            1988         5-40 yrs.
Registry I                       744        4,336          5,080        274            1985         5-40 yrs.
Registry II                      908        5,358          6,266        343            1987         5-40 yrs.
Registry Square                  344        1,992          2,336        116            1988         5-40 yrs.
Rocky Point Land               3,484           --          3,484         --             N/A            N/A
Sabal Business Center I          375        2,153          2,528        124            1982         5-40 yrs.
Sabal Business Center II         342        2,034          2,376        124            1984         5-40 yrs.
Sabal Business Center III        290        1,658          1,948         97            1984         5-40 yrs.
Sabal Business Center IV         819        4,638          5,457        269            1984         5-40 yrs.
Sabal Business Center V        1,026        5,821          6,847        339            1988         5-40 yrs.
Sabal Business Center VI       1,609        9,164         10,773        531            1988         5-40 yrs.
Sabal Business Center VII      1,519        8,637         10,156        500            1990         5-40 yrs.
Sabal Lake Building              572        3,387          3,959        218            1986         5-40 yrs.
Sabal Industrial Park Land       301           --            301         --             N/A            N/A
Sabal Park Plaza                 611        3,752          4,363        313            1987         5-40 yrs.
Sabal Tech Center                548        3,107          3,655        180            1989         5-40 yrs.
Summit Executive Centre          579        2,749          3,328         61            1988         5-40 yrs.
Spectrum                       1,450       14,320         15,770        437            1984         5-40 yrs.
Starkey Road Center              383        2,179          2,562         48            1980         5-40 yrs.
Turtle Creek 4900                188        1,404          1,592         35            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4902                 72          529            601         12            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4904                 41          305            346          7            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4906                 75          548            623         12            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4908                124          903          1,027         20            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4910                171        1,223          1,394         27            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4911                200        1,434          1,634         32            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4912                 29          211            240          5            1985         5-40 yrs.
 Creekside Dr
Turtle Creek 4914                 65          464            529         10            1985         5-40 yrs.
 Creekside Dr
Telecom Technology             1,250       12,061         13,311        346            1991         5-40 yrs.
 Center
Tower Place                    3,194       18,631         21,825      1,092            1988         5-40 yrs.
Westshore Square               1,130        5,173          6,303        116            1976         5-40 yrs.
REO Building                     795        4,575          5,370        141            1983         5-40 yrs.
FT Myers, FL
Sunrise Office Center            422        3,539          3,961        107            1974         5-40 yrs.
                               -----       ------         ------      -----            ----       -------------
                             729,393    3,296,079      4,025,472    167,989
                             =======    =========      =========    =======

--------
(1) These assets are pledged as collateral for a $5,580,000 first mortgage loan.

(2) These assets are pledged as collateral for a $42,842,000 first mortgage loan.

(3) These assets are pledged as collateral for an $47,011,000 first mortgage loan.

(4) These assets are pledged as collateral for a $30,454,000 first mortgage loan.

(5) These assets are pledged as collateral for a $4,769,000 first mortgage loan.

(6) These assets are pledged as collateral for a $29,735,000 first mortgage loan.

(7) These assets are pledged as collateral for a $8,605,000 first mortgage loan.

(8) These assets are pledged as collateral for a $1,157,000 first mortgage loan.

(9) These assets are pledged as collateral for a $1,721,000 first mortgage loan.

(10) These assets are pledged as collateral for a $2,488,000 first mortgage loan.

(11) These assets are pledged as collateral for a $3,371,000 first mortgage loan.

(12) These assets are pledged as collateral for a $3,760,000 first mortgage loan.

(13) These assets are pledged as collateral for a $1,187,000 first mortgage loan.

(14) These assets are pledged as collateral for a $3,244,000 first mortgage loan.

(15) These assets are pledged as collateral for a $61,268,000 first mortgage loan.

(16) These assets are pledged as collateral for a $17,931,000 first mortgage loan.

(17)  Reflects land transferred to Airpark East - Hewlett Packard, Airpark East
   - Inacom, Airpark East Building D and Airpark East-Simplex.

(18) Reflects land transferred to Concourse Center 1 land in progress.

(19) Reflects land sale.

(20) Reflects land transferred to Situs 1 and Situs 2.

(21) Reflects land transferred to Red Oak.

(22) Reflect land transfers to Highwoods Centre and Sycamore.

(23) Transfer to land held for development.

(24) Reflects land transfer to Grassmere1.

(25) Reflects transfer of land to Lakeview Ridge II, Lakeview Ridge III, and sale of 3.35 acres of land.

(26) Reflects transfer of land to Highwoods Common.

(27) Patewood III and IV are considered one property for encumbrance purposes.

(28) The aggregate cost for Federal Income Tax purposes was approximately $3,227,000,000.

                           HIGHWOODS PROPERTIES, INC.

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 1998, 1997 and 1996



     A summary of activity for real estate and accumulated depreciation is as follows:



                                                                            December 31,
                                                          ------------------------------------------------
                                                               1998             1997             1996
                                                          --------------   --------------   --------------
Real Estate:
  Balance at beginning of year ........................     $2,603,410       $1,390,079       $  598,536
  Additions:
   Acquisitions, development and improvements .........      1,447,637        1,216,687          792,697
  Cost of real estate sold ............................        (25,575)          (3,356)          (1,154)
                                                            ----------       ----------       ----------
Balance at close of year (a) ..........................     $4,025,472       $2,603,410       $1,390,079
                                                            ==========       ==========       ==========
Accumulated Depreciation:
  Balance at beginning of year ........................     $   86,062       $   42,194       $   21,452
  Depreciation expense ................................         83,462           44,002           20,752
  Real estate sold ....................................         (1,535)            (134)             (10)
                                                            ----------       ----------       ----------
  Balance at close of year (b) ........................     $  167,989       $   86,062       $   42,194
                                                            ==========       ==========       ==========

----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1998, 1997 and 1996 (in thousands):



                                                     1998            1997            1996
                                                -------------   -------------   -------------
Total per schedule III ......................    $4,025,472     $2,603,410      $1,390,079
Construction in progress exclusive
  of land included in Schedule III ..........       189,465         95,387          28,859
Furniture, fixtures and equipment ...........         7,693          3,362           2,096
Property held for sale ......................      (129,166)            --              --
                                                 ----------     ----------      ----------
Total real estate assets at cost ............    $4,093,464     $2,702,159      $1,421,034
                                                 ==========     ==========      ==========

(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1998, 1997 and 1996 (in thousands):



                                                                           1998         1997         1996
                                                                       -----------   ----------   ----------
 Total per schedule III ............................................    $167,989      $86,062      $42,195
 Accumulated depreciation -- furniture, fixtures and equipment......       3,953        1,443          965
 Property held for sale ............................................      (2,670)          --           --
                                                                        --------      -------      -------
 Total accumulated depreciation ....................................    $169,272      $87,505      $43,160
                                                                        ========      =======      =======