Form 10-Q
period 1999-03-31
HIGHWOODS PROPERTIES INC
filed 1999-05-17
CIK 921082

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

                 For the quarterly period ended March 31, 1999


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







                               ----------------
     The Company has only one class of common stock, par value $.01 per share, with 61,661,891 shares outstanding as of May 14, 1999.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HIGHWOODS PROPERTIES, INC.


              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999


                               TABLE OF CONTENTS



                                                                                                PAGE
                                                                                               -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                                3
             Consolidated balance sheets of Highwoods Properties, Inc. as of March 31, 1999
             and December 31, 1998                                                               4
             Consolidated statements of income of Highwoods Properties, Inc. for the three
             month periods ended March 31, 1999 and 1998                                         5
             Consolidated statements of cash flows of Highwoods Properties, Inc. for the
             three month periods ended March 31, 1999 and 1998                                   6
             Notes to consolidated financial statements of Highwoods Properties, Inc.            8
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                         10
             Results of Operations                                                              10
             Liquidity and Capital Resources                                                    11
             Year 2000                                                                          13
             Funds From Operations and Cash Available for Distributions                         16
             Disclosure Regarding Forward-Looking Statements                                    17
             Property Information                                                               19
             Inflation                                                                          28
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                         29
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                                  31
Item 2.      Changes in Securities and Use of Proceeds                                          31
Item 3.      Defaults Upon Senior Securities                                                    31
Item 4.      Submission of Matters to a Vote of Security Holders                                31
Item 5.      Other Information                                                                  31
Item 6.      Exhibits and Reports on Form 8-K                                                   31

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of income and statements of cash flows reflect all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and our 1998 Annual Report on Form 10-K.

                           HIGHWOODS PROPERTIES, INC.


                          CONSOLIDATED BALANCE SHEETS


                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                             MARCH 31,
                                                                               1999         DECEMBER 31, 1998
                                                                          --------------   ------------------
                                                                            (UNAUDITED)
ASSETS
Real estate assets, at cost:
 Land and improvements ................................................     $  506,078         $  559,100
 Buildings and tenant improvements ....................................      2,950,479          3,186,584
 Development in process ...............................................        223,545            189,465
 Land held for development ............................................        154,020            150,622
 Furniture, fixtures and equipment ....................................          7,891              7,693
                                                                            ----------         ----------
                                                                             3,842,013          4,093,464
 Less -- accumulated depreciation .....................................       (202,246)          (169,272)
                                                                            ----------         ----------
 Net real estate assets ...............................................      3,639,767          3,924,192
Property held for sale ................................................        396,160            131,262
Cash and cash equivalents .............................................         38,325             31,445
Restricted cash .......................................................         11,668             24,263
Accounts receivable ...................................................         23,039             27,948
Advances to related parties ...........................................          3,166             10,420
Notes receivable ......................................................         47,054             40,225
Accrued straight line rents receivable ................................         30,016             27,194
Investment in unconsolidated affiliates ...............................         36,746             21,088
Other assets:
 Deferred leasing costs ...............................................         51,419             45,785
 Deferred financing costs .............................................         43,409             38,750
 Prepaid expenses and other ...........................................         15,331             15,237
                                                                            ----------         ----------
                                                                               110,159             99,772
 Less -- accumulated amortization .....................................        (27,006)           (23,476)
                                                                            ----------         ----------
                                                                                83,153             76,296
                                                                            ----------         ----------
                                                                            $4,309,094         $4,314,333
                                                                            ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable ...........................................     $2,030,849         $2,008,716
Accounts payable, accrued expenses and other liabilities ..............        111,252            130,575
                                                                            ----------         ----------
 Total liabilities ....................................................      2,142,101          2,139,291
Minority interest .....................................................        241,105            279,043
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
 8 5/8% Series A Cumulative Redeemable Preferred Shares
 (liquidation preference $1,000 per share), 125,000 shares issued
   and outstanding at March 31, 1999 and December 31, 1998 ............        125,000            125,000
 8% Series B Cumulative Redeemable Preferred Shares
 (liquidation preference $25 per share), 6,900,000 shares issued and
   outstanding at March 31, 1999 and December 31, 1998 ................        172,500            172,500
 8% Series D Cumulative Redeemable Preferred Shares
 (liquidation preference $250 per share), 400,000 shares issued and
   outstanding at March 31, 1999 and December 31, 1998 ................        100,000            100,000
Common stock, $.01 par value, authorized 200,000,000 shares; 61,628,377 shares issued and outstanding at March 31, 1999 and 59,865,259 shares
 issued and outstanding at December 31, 1998 ..........................            616                599
Additional paid-in capital ............................................      1,581,853          1,546,592
Distributions in excess of net income .................................        (54,081)           (48,692)
                                                                            ----------         ----------
 Total stockholders' equity ...........................................      1,925,888          1,895,999
                                                                            ----------         ----------
                                                                            $4,309,094         $4,314,333
                                                                            ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.


                       CONSOLIDATED STATEMENTS OF INCOME


             (UNAUDITED AND IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                            1999          1998
                                                                        -----------   -----------
REVENUE:
 Rental property ....................................................    $146,721      $100,331
 Equity in earnings of unconsolidated affiliates ....................         197            --
 Gain on disposition of assets ......................................         569            --
 Interest and other income ..........................................       5,287         2,157
                                                                         --------      --------
                                                                          152,774       102,488
OPERATING EXPENSES:
 Rental property ....................................................      45,345        29,728
 Depreciation and amortization ......................................      28,156        17,161
 Interest expense:
   Contractual ......................................................      31,842        17,162
   Amortization of deferred financing costs .........................         778           616
                                                                         --------      --------
                                                                           32,620        17,778
 General and administrative .........................................       5,793         3,784
                                                                         --------      --------
   Income before minority interest and
    extraordinary item ..............................................      40,860        34,037
MINORITY INTEREST ...................................................      (5,826)       (5,608)
                                                                         --------      --------
 Income before extraordinary item ...................................      35,034        28,429
EXTRAORDINARY ITEM -- LOSS ON EARLY
 EXTINGUISHMENT OF DEBT .............................................          --           (46)
                                                                         --------      --------
 Net income .........................................................      35,034        28,383
Dividends on preferred stock ........................................      (8,145)       (6,145)
                                                                         --------      --------
 Net income available for common stockholders .......................    $ 26,889      $ 22,238
                                                                         ========      ========
NET INCOME PER COMMON SHARE -- BASIC:
 Income before extraordinary item ...................................    $   0.45      $   0.45
 Extraordinary item -- loss on early extinguishment of debt .........          --            --
                                                                         --------      --------
 Net income .........................................................    $   0.45      $   0.45
                                                                         ========      ========
 Weighted average shares outstanding -- basic .......................      60,272        49,051
                                                                         ========      ========
NET INCOME PER COMMON SHARE -- DILUTED:
 Income before extraordinary item ...................................    $   0.45      $   0.45
 Extraordinary item loss on early extinguishment of debt ............          --            --
                                                                         --------      --------
 Net income .........................................................    $   0.45      $   0.45
                                                                         ========      ========
 Weighted average shares outstanding -- diluted .....................      60,409        49,688
                                                                         ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)



                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ------------   -------------
OPERATING ACTIVITIES:
Net income .....................................................    $   35,034     $   28,383
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization ................................        28,156         17,161
  Minority interest ............................................         5,826          5,608
  Loss on early extinguishment of debt .........................            --             46
  Gain on disposition of assets ................................          (569)            --
  Changes in operating assets and liabilities ..................       (18,056)           773
                                                                    ----------     ----------
   Net cash provided by operating activities ...................        50,391         51,971
                                                                    ----------     ----------
INVESTING ACTIVITIES:
Additions to real estate assets ................................      (122,860)      (311,362)
Cash paid in exchange for partnership net assets ...............        (1,008)       (12,383)
Proceeds from disposition ......................................       124,463             --
Repayment of advances from subsidiaries ........................         7,254             --
Other ..........................................................       (30,467)        (2,099)
                                                                    ----------     ----------
   Net cash used in investing activities .......................       (22,618)      (325,844)
                                                                    ----------     ----------
FINANCING ACTIVITIES:
Distributions paid on common stock and common units ............       (38,072)       (30,097)
Dividends paid on preferred stock ..............................        (8,145)        (6,145)
Payments of prepayment penalties ...............................            --            (46)
Borrowings on mortgages and notes payable ......................         4,385        287,188
Repayment of mortgages and notes payable .......................        (3,252)      (102,450)
Borrowings on revolving loans ..................................        95,000        247,000
Payments on revolving loans ....................................       (74,000)      (240,500)
Net proceeds from the sale of common stock .....................         7,850        139,167
Net (payment) receipt of deferred financing costs ..............        (4,659)         1,860
                                                                    ----------     ----------
   Net cash (used in) provided by financing activities .........       (20,893)       295,977
                                                                    ----------     ----------
Net increase in cash and cash equivalents ......................         6,880         22,104
Cash and cash equivalents at beginning of the period ...........        31,445         10,146
                                                                    ----------     ----------
Cash and cash equivalents at end of the period .................    $   38,325     $   32,250
                                                                    ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest .........................................    $   30,207     $   12,324
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

                           HIGHWOODS PROPERTIES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                          (UNAUDITED AND IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes the net assets contributed by holders of Common Units in the Operating Partnership or acquired subject to mortgage notes payable:



                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                   1999        1998
                                                ---------   ----------
ASSETS:
Rental property and equipment, net ..........    $2,241      $76,125
LIABILITIES:
Mortgages and notes payable assumed .........    $   --      $61,303
                                                 ------      -------
   Net assets ...............................    $2,241      $14,822
                                                 ======      =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                MARCH 31, 1999
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and the Operating Partnership and its majority controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt, net of the minority interest.

     The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives is March 31, 1999 are discussed in Item 2.

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. We have reviewed the impact of Year 2000 issues and do not expect Year 2000 issues to be material to our business, operations or financial condition. The Year 2000 issue is discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 1998 Annual Report on Form 10-K.


2. SEGMENT INFORMATION

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

     The accounting policies of the segments are the same as those described in note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the quarter ended March 31, 1999 and 1998.



                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------
                                                                                 1999             1998
                                                                            --------------   --------------
                                                                                    (IN THOUSANDS)
RENTAL INCOME:
Office segment ..........................................................     $  121,208       $   91,412
Industrial segment ......................................................         13,054            8,919
Retail segment ..........................................................          7,568               --
Apartment segment .......................................................          4,891               --
                                                                              ----------       ----------
                                                                              $  146,721       $  100,331
                                                                              ==========       ==========
NET OPERATING INCOME:
Office segment net operating income .....................................     $   82,709       $   63,225
Industrial segment net operating income .................................         10,943            7,378
Retail segment net operating income .....................................          5,069               --
Apartment segment net operating income ..................................          2,655               --
                                                                              ----------       ----------
                                                                              $  101,376       $   70,603
Reconciliation to income before minority interest and extraordinary item:
Equity in income of unconsolidated affiliates ...........................            197               --
Gain on disposition of assets ...........................................            569               --
Interest and other income ...............................................          5,287            2,157
Interest expense ........................................................        (32,620)         (17,778)
General and administrative expenses .....................................         (5,793)          (3,784)
Depreciation and amortization ...........................................        (28,156)         (17,161)
                                                                              ----------       ----------
Income before minority interest and extraordinary item ..................     $   40,860       $   34,037
                                                                              ==========       ==========
TOTAL ASSETS:
Office segment ..........................................................     $3,229,735       $2,739,906
Industrial segment ......................................................        490,452          304,175
Retail segment ..........................................................        256,869               --
Apartment segment .......................................................        136,339               --
Corporate and other .....................................................        195,699           87,651
                                                                              ----------       ----------
Total Assets ............................................................     $4,309,094       $3,131,732
                                                                              ==========       ==========

3. JOINT VENTURE ACTIVITY

     On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Company sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. The Company retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Company receives customary management fees and leasing commissions. The Company used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.


4. CONTINGENCIES

     LITIGATION. On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities and Exchange Act of 1934 and (4) the Company filed a registration statement with the Securities and Exchange Commission containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations. The Company intends to vigorously defend this litigation and has filed a motion to dismiss all claims asserted against the defendants. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company is a party to a variety of legal proceedings arising in the ordinary course of our business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on the Company's business, financial condition and results of operations.


5. SUBSEQUENT EVENTS

     PENDING DISPOSITION ACTIVITY. The Company recently entered into agreements to sell approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.2 million. The South Florida transaction is expected to close by June 1, 1999. The Company recently also entered into agreements to sell approximately 737,000 rentable square feet of non-core office and industrial properties and 10.5 acres of development land in the Baltimore area for gross proceeds of approximately $82.2 million. The Baltimore transaction is expected to close by June 30, 1999. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. The Company can provide no assurance that all or parts of the transactions will be consummated. Both transactions are subject to customary closing conditions, and the Baltimore transaction is also subject to the completion of due diligence.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report. The following discussion is based primarily on the consolidated financial statements of the Company.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999. Revenues from rental operations increased $46.4 million, or 46%, from $100.3 million for the three months ended March 31, 1998 to $146.7 million for the comparable period in 1999. The increase is primarily a result of our acquisition of 9.6 million square feet of majority owned office, industrial and retail properties and 2,325 apartment units, and the completion of 4.2 million square feet of development activity during the last nine months of 1998 and the first three months of 1999. Our in-service portfolio increased from 33.9 million square feet at March 31, 1998 to 43.6 million square feet at March 31, 1999. Same property revenues, which are the revenues of the 471 in-service properties owned on January 1, 1998, increased 4% for the three months ended March 31, 1999, compared to the same three months of 1998.

     During the three months ended March 31, 1999, 373 leases representing 2.3 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 5% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $3.1 million, or 141%, from $2.2 million for the three months ended March 31, 1998 to $5.3 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999, and additional income generated from management fees, development fees and leasing commissions. The Company generated $313,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $15.6 million, or 53%, from $29.7 million for the three months ended March 31, 1998 to $45.3 million for the comparable period in 1999. The increase is a result of our addition of 13.8 million square feet of office, industrial and retail space and 2,325 apartment units through a combination of acquisitions and developments during the last nine months of 1998 and the first three months of 1999. Rental operating expenses as a percentage of related revenues increased from 30% for the three months ended March 31, 1998 to 31% for the comparable period in 1999.

     Depreciation and amortization for the three months ended March 31, 1999 and 1998 was $28.2 million and $13.8 million, respectively. The increase of $11.0 million, or 64%, is due to an increase in depreciable assets over the prior year. Interest expense increased $14.8 million, or 83%, from $17.8 million for the three months ended March 31, 1998 to $32.6 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended March 31, 1999 and 1998 included $778,000 and $616,000, respectively, of amortization of non-cash deferred financing costs and the costs related to the Company's interest rate hedge contracts. General and administrative expenses increased from 3.8% of rental revenue for the three months ended March 31, 1998 to 3.9% for the comparable period in 1999.

     Net income before minority interest and extraordinary item equaled $40.9 million and $34.0 million for the three months ended March 31, 1999 and 1998, respectively. The Company's net income allocated to minority interest totaled $5.8 million and $5.6 million for the three months ended March 31, 1999 and 1998, respectively. The Company recorded $8.1 million and $6.1 million in preferred stock dividends for the three months ended March 31, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the three months ended March 31, 1999, cash provided by operating activities decreased by $1.6 million, or 3%, to $50.4 million, as compared to $52.0 million for the same period in 1998. The decrease is primarily due to the payment of real estate taxes due in the first quarter of 1999 offset by the increase in net income resulting from our property acquisitions in 1998 and 1999. Cash used for investing activities decreased by $303.2 million, to $22.6 million, for the first three months of 1999, as compared to $325.8 million for the same period in 1998. The decrease is due to a decline in acquisition activity during the first three months of 1999 as compared to the same period in 1998 and the sale or contribution of certain office properties to a newly created joint venture as described under " -- Recent Developments," partially offset by an increase in development activity. Cash provided by financing activities decreased by $316.9 million to $(20.9) million for the first three months of 1999, as compared to $296.0 million for the same period in 1998. Payments of distributions increased by $8.0 million to $38.1 million for the first three months of 1999, as compared with $30.1 million for the same period in 1998. The increase is due to the greater number of shares outstanding and a 6% increase in the distribution rate. Preferred stock dividend payments were $8.1 million for the first three months of 1999, as compared to $6.1 million for the same period in 1998. The increase is due to the issuance of Preferred Series D Shares in the first quarter of 1998.

     CAPITALIZATION. The Company's total indebtedness at March 31, 1999 totaled $2.0 billion and was comprised of $641.9 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.4 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at March 31, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $600 million unsecured revolving loan (the "Revolving Loan") and approximately $73 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on March 31, 1999.

     Based on the Company's total market capitalization of $4.1 billion at March 31, 1999, (at the March 31, 1999 stock price of $23.56 and assuming the redemption for shares of Common Stock of the 8,877,978 Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 50% of its total market capitalization.

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     The following table sets forth information regarding our interest rate hedge contracts as of March 31, 1999:



                    NOTIONAL     MATURITY                                  FIXED        FAIR MARKET
TYPE OF HEDGE        AMOUNT        DATE      REFERENCE RATE                 RATE           VALUE
----------------   ----------   ----------   -----------------------   -------------   ------------
                               (DOLLARS IN THOUSANDS)
 Treasury Lock      $100,000      10/1/99    10-Year Treasury          5.725%            $ (3,331)
 Treasury Lock        50,000      6/10/99    10-Year Treasury          5.276                  114
 Treasury Lock       100,000       7/1/99    10-Year Treasury          5.674               (3,166)
 Swap                100,000      10/1/99    3-Month LIBOR             4.970                   22
 Swap                 20,970      6/10/02    1-Month LIBOR + 0.75%     7.700               (1,333)
 Collar               80,000     10/15/01    1-Month LIBOR             5.40 - 6.25           (482)

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

     CURRENT AND FUTURE CASH NEEDS. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing in-service properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with the Revolving Loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $310 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

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

     Because of certain financial covenants set forth in the Revolving Loan, we intend to finance a significant portion of our short-term development expenses through asset sales and joint ventures. Although we believe that we will be able to fund our short-term development commitments, an inability to sell a sufficient number of non-core assets or to enter into significant joint venture arrangements of the type described above could adversely affect our liquidity. See " -- Recent Developments."

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


RECENT DEVELOPMENTS

     JOINT VENTURE ACTIVITY. On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under the Revolving Loan.

     PENDING DISPOSITION ACTIVITY. We recently entered into agreements to sell approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.2 million. The South Florida transaction is expected to close by June 1, 1999. We recently also entered into agreements to sell approximately 737,000 rentable square feet of non-core office and industrial properties and 10.5 acres of development land in the Baltimore area for gross proceeds of approximately $82.2 million. The Baltimore transaction is expected to close by June 30, 1999. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. We can provide no assurance that all or parts of the transactions will be consummated. Both transactions are subject to customary closing conditions, and the Baltimore transaction is also subject to the completion of due diligence.


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

     APPROACH AND STATUS. Our Year 2000 compliance efforts are divided into two areas -- "operations level" and "property level." Operations level includes those information technology systems used in our corporate and division offices to perform real estate, accounting and human resources functions. Property level includes the non-information technology systems at our individual properties. Our Y2K remediation plan at both the operations and property levels has three phases:

     o assessment (inventory and testing of computer systems),

     o renovation (repairing or replacing non-compliant systems) and

     o validation (testing of repaired or replaced systems).

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment phase of our remediation plan and are 90% complete (in terms of labor) with the renovation and validation phases of the plan. We expect to complete the renovation and validation phases with respect to our operations level hardware by the third quarter of 1999.

     Our Chief Operating Officer is overseeing our property level compliance program. We have completed our inventory of all of our properties' non-information technology systems. As part of the inventory process, we requested appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. We are approximately 75% complete (in terms of labor) with the renovation and validation phases of our remediation plan at the property level. We expect to complete both phases in the third quarter.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. With respect to suppliers and vendors, our material purchases are generally from those in competitive fields where others will be able to meet any of our needs unmet by suppliers or vendors with Year 2000 difficulties. (Although we have no reason to expect a significant interruption of utility services for our properties, we have not received (nor sought) written assurances from utility providers that Y2K issues will not cause an interruption in service.)

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

   o we stand ready to switch vendors or suppliers whose Year 2000 failures adversely affect their products or services; and

     o our remediation plan is expected to be complete prior to the Year 2000.

As a result, we do not expect to develop a contingency plan for Year 2000 failures.

     Our assessment of the likely impact of Year 2000 issues on us, which is a forward-looking statement, depends on numerous factors, such as the continued provision of utility services, and we remain exposed to the risk of Year 2000 failures. See " -- Disclosure Regarding Forward-Looking Statements."

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

     FFO and cash available for distribution for the three month periods ended March 31, 1999 and 1998 are summarized in the following table (in thousands):



                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               ------------------------
                                                                                   1999         1998
                                                                               -----------   ----------
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item .....................    $ 40,860      $ 34,037
Add (deduct):
 Dividends to preferred shareholders .......................................      (8,145)       (6,145)
 Gain on disposition of assets .............................................        (569)           --
 Depreciation and amortization .............................................      28,156        17,161
 Depreciation on unconsolidated affiliates .................................         477            --
                                                                                --------      --------
   FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST ..........................      60,779        45,053
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
 Rental income from straight-line rents ....................................      (3,985)       (3,116)
 Amortization of deferred financing costs ..................................         778           616
 Non-incremental revenue generating capital expenditures (1):
   Building improvements paid ..............................................      (1,518)       (1,019)
   Second generation tenant improvements paid ..............................      (6,009)       (2,436)
   Second generation lease commissions paid ................................      (3,531)       (1,726)
                                                                                --------      --------
    CASH AVAILABLE FOR DISTRIBUTION ........................................    $ 46,514      $ 37,372
                                                                                ========      ========
Weighted average common shares/common units outstanding -- basic (2) .......      70,114        59,598
                                                                                ========      ========
Weighted average common shares/common units outstanding -- diluted (2) .....      70,251        60,235
                                                                                ========      ========
DIVIDEND PAYOUT RATIO -- DILUTED:
 Funds from operations .....................................................        62.4%         68.2%
                                                                                ========      ========
 Cash available for distribution ...........................................        81.6%         82.2%
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

     On April 27, 1999, the Company's Board of Directors declared a dividend of $.54 per share ($2.16 on an annualized basis) payable on May 19, 1999 to stockholders of record on May 7, 1999.


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

     o our markets could suffer unexpected increases in development of office, industrial and retail properties;

     o the financial condition of our tenants could deteriorate;

     o the costs of our development projects could exceed our original estimates;

   o we may not be able to complete development, acquisition, disposition or joint venture projects as quickly or on as favorable terms as anticipated;


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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of March 31, 1999 and 1998:



                                  RENTABLE       NUMBER OF     PERCENT LEASED/
MARCH 31, 1999                  SQUARE FEET     PROPERTIES       PRE-LEASED
----------------------------   -------------   ------------   ----------------
IN-SERVICE:
 Office ....................    30,032,000          443               94%
 Industrial ................    11,883,000          184               91%
 Retail ....................     1,661,000           18               91%
                                ----------          ---               --
  Total ....................    43,576,000          645               93%
                                ==========          ===               ==
REDEVELOPMENT:
 Office ....................       207,000            4               49%
 Industrial ................       194,000            4                1%
                                ----------          ---               --
  Total ....................       401,000            8               26%
                                ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................     1,564,000           15               79%
 Industrial ................       777,000            6               87%
 Retail ....................            --           --               --
                                ----------          ---               --
  Total ....................     2,341,000           21               82%
                                ==========          ===               ==
IN PROCESS
 Office ....................     3,764,000           30               64%
 Industrial ................       131,000            1               50%
 Retail ....................       200,000            2               65%
                                ----------          ---               --
  Total ....................     4,095,000           33               63%
                                ==========          ===               ==
TOTAL:
 Office ....................    35,567,000          492
 Industrial ................    12,985,000          195
 Retail ....................     1,861,000           20
                                ----------          ---
  Total ....................    50,413,000          707
                                ==========          ===
MARCH 31, 1998
-----------------------------
IN-SERVICE:
 Office ....................    26,501,000          382               94%
 Industrial ................     7,429,000          148               90%
 Retail ....................            --           --               --
                                ----------          ---               --
  Total ....................    33,930,000          530               93%
                                ==========          ===               ==
REDEVELOPMENT
 Office ....................        N/A             N/A             N/A
 Industrial ................        N/A             N/A             N/A
                                ----------          ---             ----
  Total ....................        N/A             N/A             N/A
                                ==========          ===             ====
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................        N/A             N/A             N/A
 Industrial ................        N/A             N/A             N/A
 Retail ....................        N/A             N/A             N/A
                                ----------          ---             ----
  Total ....................        N/A             N/A             N/A
                                ==========          ===             ====
IN PROCESS
 Office ....................     3,182,000           27               53%
 Industrial ................       396,000            5               25%
 Retail ....................            --           --               --
                                ----------          ---             ----
  Total ....................     3,578,000           32               50%
                                ==========          ===             ====
TOTAL:
 Office ....................    29,683,000          409
 Industrial ................     7,825,000          153
 Retail ....................            --           --
                                ----------          ---
  Total ....................    37,508,000          562
                                ==========          ===

     The following table sets forth certain information with respect to our properties under development as of March 31, 1999 (dollars in thousands):



                                                      RENTABLE
                                                       SQUARE     ESTIMATED
              NAME                    LOCATION          FEET        COSTS
------------------------------- ------------------- ------------ -----------
             IN-PROCESS
OFFICE:
Highwoods Center II
  @ Tradeport                   Atlanta                53,000    $  4,825
Peachtree Corner                Atlanta               109,000       9,238
Highwoods I                     Baltimore             125,000      15,300
Mallard Creek V                 Charlotte             118,000      12,262
Parkway Plaza 14                Charlotte              90,000       7,690
Lakefront Plaza I               Hampton Roads          77,000       7,477
Belfort Park C1                 Jacksonville           54,000       4,830
Belfort Park C2                 Jacksonville           31,000       2,730
Valencia Place                  Kansas City           241,000      34,020
Southwind Building D            Memphis                64,000       6,800
Caterpillar Financial Center    Nashville             313,000      54,000
Lakeview Ridge III              Nashville             131,000      13,100
Westwood South                  Nashville             125,000      13,530
C N A Maitland III              Orlando                78,000       9,885
Capital Plaza                   Orlando               303,000      53,000
Concourse Center One            Piedmont Triad         86,000       8,400
3737 Glenwood Ave.              Research Triangle     107,000      16,700
4101 Research Commons           Research Triangle      73,000       9,311
Capital One Bldg 1              Richmond              126,000      14,795
Capital One Bldg 2              Richmond               44,000       5,125
Capital One Bldg 3              Richmond              126,000      14,380
Highwoods Common                Richmond               49,000       4,840
Stony Point II                  Richmond              136,000      13,881
Sportsline USA                  South Florida          80,000      10,000
Intermedia Building 1           Tampa                 200,000      27,040
Intermedia Building 2           Tampa                  30,000       4,056
Intermedia Building 3           Tampa                 170,000      22,984
Intermedia Building 4           Tampa                 200,000      29,219
Intermedia Building 5           Tampa                 200,000      29,219
Lakepoint II                    Tampa                 225,000      34,106
                                                      -------    --------
In-Process Office Total or
  Weighted Average                                  3,764,000    $492,743
                                                    =========    ========
INDUSTRIAL:
Newpoint II                     Atlanta               131,000       5,167
                                                    ---------    --------
In-Process Industrial Total or
  Weighted Average                                    131,000    $  5,167
                                                    =========    ========
RETAIL:
Seville Square                  Kansas City           119,000      32,100
Valencia Place                  Kansas City            81,000      14,362
                                                    ---------    --------
In-Process Retail Total or
  Weighted Average                                    200,000    $ 46,462
                                                    =========    ========
Total or Weighted Average of
  all In-Process Development
  Projects                                          4,095,000    $544,372
                                                    =========    ========



                                  COST AT     PRE-LEASING     ESTIMATED      ESTIMATED
              NAME                3/31/99    PERCENTAGE(1)   COMPLETION   STABILIZATION(2)
------------------------------- ----------- --------------- ------------ -----------------
             IN-PROCESS
OFFICE:
Highwoods Center II
  @ Tradeport                   $    994           57%         3Q 99           4Q 99
Peachtree Corner                   3,042           --          3Q 99           3Q 00
Highwoods I                        8,048           --          2Q 99           4Q 99
Mallard Creek V                    5,948           --          4Q 99           4Q 00
Parkway Plaza 14                   3,236           58          2Q 99           1Q 00
Lakefront Plaza I                  5,122           31          2Q 99           1Q 00
Belfort Park C1                    1,579           --          3Q 99           2Q 00
Belfort Park C2                    1,130           --          3Q 99           2Q 00
Valencia Place                    16,879           41          1Q 00           4Q 00
Southwind Building D               3,869           56          2Q 99           4Q 99
Caterpillar Financial Center      16,743           79          1Q 00           2Q 00
Lakeview Ridge III                 8,523           88          2Q 99           2Q 99
Westwood South                     8,068           79          3Q 99           1Q 00
C N A Maitland III                 5,648          100          3Q 99           3Q 99
Capital Plaza                     15,721           30          1Q 00           4Q 01
Concourse Center One               4,817           32          2Q 99           1Q 00
3737 Glenwood Ave.                 8,903           56          3Q 99           1Q 00
4101 Research Commons              3,919           35          3Q 99           2Q 00
Capital One Bldg 1                 8,647          100          2Q 99           2Q 99
Capital One Bldg 2                 3,064          100          3Q 99           3Q 99
Capital One Bldg 3                 4,401          100          4Q 99           4Q 99
Highwoods Common                   3,902          100          2Q 99           2Q 99
Stony Point II                     9,148           52          2Q 99           4Q 99
Sportsline USA                     3,153          100          3Q 99           3Q 99
Intermedia Building 1              1,298          100          1Q 00           1Q 00
Intermedia Building 2                123          100          1Q 00           1Q 00
Intermedia Building 3              1,674          100          1Q 00           1Q 00
Intermedia Building 4                 --          100          2Q 00           2Q 00
Intermedia Building 5                 --          100          3Q 01           3Q 01
Lakepoint II                       8,334           52          4Q 99           4Q 99
                                --------          ---
In-Process Office Total or
  Weighted Average              $165,933           64%
                                ========          ===
INDUSTRIAL:
Newpoint II                        2,964           50%         2Q 99           2Q 00
                                --------          ---
In-Process Industrial Total or
  Weighted Average              $  2,964           50%
                                ========          ===
RETAIL:
Seville Square                    26,913           75%         2Q 99           4Q 99
Valencia Place                     3,876           50          1Q 00           4Q 00
                                --------          ---
In-Process Retail Total or
  Weighted Average              $ 30,789           65%
                                ========          ===
Total or Weighted Average of
  all In-Process Development
  Projects                      $199,686           63%
                                ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                      RENTABLE
                                                       SQUARE     ESTIMATED
              NAME                    LOCATION          FEET        COSTS
------------------------------- ------------------- ------------ -----------
  COMPLETED -- NOT STABILIZED
OFFICE:
Ridgefield III                  Asheville              57,000    $  5,500
10 Glenlakes                    Atlanta               254,000      35,100
Highwoods Center I
  @ Tradeport                   Atlanta                45,000       3,717
Parkway Plaza 11                Charlotte              32,000       2,600
Parkway Plaza 12                Charlotte              22,000       1,800
Patewood VI                     Greenville            107,000      11,400
Highwoods Centre                Hampton Roads         103,000       9,925
Cool Springs I                  Nashville             153,000      16,800
Highwoods Centre                Research Triangle      76,000       8,300
Overlook                        Research Triangle      97,000      10,500
Red Oak                         Research Triangle      65,000       6,000
Situs II                        Research Triangle      59,000       6,300
Eastshore II                    Richmond               76,000       7,842
Highwoods Square                South Florida          93,000      12,500
Interstate Corporate Center     Tampa                 325,000      19,100
                                                      -------    --------
Completed -- Not Stabilized
  Office Total or Weighted
  Average                                           1,564,000    $157,384
                                                    =========    ========
INDUSTRIAL:
Bluegrass Lakes I               Atlanta               112,000       4,700
Tradeport 1                     Atlanta                87,000       3,100
Tradeport 2                     Atlanta                87,000       3,100
Air Park South Warehouse II     Piedmont Triad        136,000       4,200
Air Park South Warehouse VI     Piedmont Triad        189,000       8,000
HIW Distribution Center         Richmond              166,000       5,764
                                                    ---------    --------
Completed -- Not Stabilized
  Industrial Total or Weighted
  Average                                             777,000    $ 28,864
                                                    ---------    --------
Total or Weighted Average of
  all Completed -- Not
  Stabilized Development
  Projects                                          2,341,000    $186,248
                                                    =========    ========
Total or Weighted Average of
  all Development Projects                          6,436,000    $730,620
                                                    =========    ========



                                  COST AT     PRE-LEASING     ESTIMATED      ESTIMATED
              NAME                3/31/99    PERCENTAGE(1)   COMPLETION   STABILIZATION(2)
------------------------------- ----------- --------------- ------------ -----------------
  COMPLETED -- NOT STABILIZED
OFFICE:
Ridgefield III                  $  5,046           44%         3Q 98           4Q 99
10 Glenlakes                      27,469           77          1Q 99           4Q 99
Highwoods Center I
  @ Tradeport                      2,776          100          1Q 99           2Q 99
Parkway Plaza 11                   2,212           66          1Q 99           3Q 99
Parkway Plaza 12                   1,401           61          1Q 99           4Q 99
Patewood VI                       11,882           92          3Q 98           2Q 99
Highwoods Centre                   8,103           60          4Q 98           4Q 99
Cool Springs I                    15,076           66          3Q 98           3Q 99
Highwoods Centre                   8,313          100          4Q 98           3Q 99
Overlook                           9,509           91          4Q 98           2Q 99
Red Oak                            4,767           80          4Q 98           2Q 99
Situs II                           5,986           83          3Q 98           2Q 99
Eastshore II                       6,275          100          1Q 99           2Q 99
Highwoods Square                   8,842           47          1Q 99           4Q 99
Interstate Corporate Center       16,527           90          1Q 99           2Q 99
                                --------          ---
Completed -- Not Stabilized
  Office Total or Weighted
  Average                       $134,184           79%
                                ========          ===
INDUSTRIAL:
Bluegrass Lakes I                  3,856          100%         1Q 99           2Q 99
Tradeport 1                        2,605           87          3Q 98           2Q 99
Tradeport 2                        2,587           96          3Q 98           2Q 99
Air Park South Warehouse II        3,216          100          4Q 98           3Q 99
Air Park South Warehouse VI        6,784          100          1Q 99           2Q 99
HIW Distribution Center            5,831           46          1Q 99           4Q 99
                                --------          ---
Completed -- Not Stabilized
  Industrial Total or Weighted
  Average                       $ 24,879           87%
                                --------          ---
Total or Weighted Average of
  all Completed -- Not
  Stabilized Development
  Projects                      $159,063           82%
                                ========          ===
Total or Weighted Average of
  all Development Projects      $358,749           70%
                                ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                               RENTABLE
                                                SQUARE             ESTIMATED             PRE-LEASING
                                                 FEET                COSTS              PERCENTAGE(1)
DEVELOPMENT ANALYSIS                        -------------   -----------------------   ----------------
                                                             (DOLLARS IN THOUSANDS)
                                                            -----------------------
 SUMMARY BY ESTIMATED STABILIZATION DATE:
   Second Quarter 1999 ..................   1,555,000       $116,494                              93%
   Third Quarter 1999 ...................     599,000         56,910                              89
   Fourth Quarter 1999 ..................   1,543,000        191,981                              57
   First Quarter 2000 ...................     885,000        107,877                              75
   Second Quarter 2000 ..................     802,000        105,257                              67
   Third Quarter 2000 ...................     109,000          9,238                              --
   Fourth Quarter 2000 ..................     440,000         60,644                              32
   Third Quarter 2001 ...................     200,000         29,219                             100
   Fourth Quarter 2001 ..................     303,000         53,000                              30
                                            ---------       --------                             ---
    Total or Weighted Average ...........   6,436,000       $730,620                              70%
                                            =========       ========                             ===
 SUMMARY BY MARKET:
   Asheville ............................      57,000          5,500                              44%
   Atlanta ..............................     878,000         68,947                              69
   Baltimore ............................     125,000         15,300                               0
   Charlotte ............................     262,000         24,352                              33
   Greenville ...........................     107,000         11,400                              92
   Hampton Roads ........................     180,000         17,402                              48
   Jacksonville .........................      85,000          7,560                               0
   Kansas City ..........................     441,000         80,482                              52
   Memphis ..............................      64,000          6,800                              56
   Nashville ............................     722,000         97,430                              78
   Orlando ..............................     381,000         62,885                              44
   Piedmont Triad .......................     411,000         20,600                              86
   Research Triangle ....................     477,000         57,111                              74
   Richmond .............................     723,000         66,627                              79
   South Florida ........................     173,000         22,500                              72
   Tampa ................................   1,350,000        165,724                              90
                                            ---------       --------                             ---
    Total or Weighted Average ...........   6,436,000       $730,620                              70%
                                            =========       ========                             ===
    Build-to-Suit .......................   1,254,000       $166,703                             100%
    Multi-tenant ........................   5,182,000        563,917                              63
                                            ---------       --------                             ---
    Total or Weighted Average ...........   6,436,000       $730,620                              70%
                                            =========       ========                             ===
                                              RENTABLE
                                             SQUARE FEET        ESTIMATED COSTS        PRE-LEASING(1)
                                            -------------   -----------------------    -------------
 PER PROPERTY TYPE:
   Office Weighted Average...............     118,400       $ 14,447                              68%
   Industrial Weighted Average ..........     129,714          4,862                              81
   Retail Weighted Average ..............     100,000         23,231                              65
                                            ---------       --------                   -------------
   Total Weighted Average ...............     119,400       $ 13,378                              70%
                                            =========       ========                   =============

----------
(1) Includes the effect of letters of intent.

     The following table sets forth certain information with respect to our properties under redevelopment as of March 31, 1999 (dollars in thousands):




                                             RENTABLE                                                      ESTIMATED
                                              SQUARE    ESTIMATED   COST AT   PRE-LEASING    ESTIMATED   STABILIZATION
            NAME                LOCATION       FEET        COST     3/31/99       (1)       COMPLETION        (2)
--------------------------- --------------- ---------- ----------- --------- ------------- ------------ --------------
OFFICE:
Highwoods Park B            South Florida     27,000     $ 2,296    $ 1,834        99%        1Q 00         3Q 00
Highwoods Park C            South Florida     77,000       6,667      5,347        47         1Q 00         3Q 00
Highwoods Park E            South Florida     78,000       6,782      5,248        50         1Q 00         3Q 00
Highwoods Park F            South Florida     25,000       2,394      1,730        --         1Q 00         3Q 00
                                              ------     -------    -------        --
Total or Weighted Average                    207,000      18,139     14,159        49
                                             =======     =======    =======        ==
INDUSTRIAL:
Highwoods Park G            South Florida     66,000       4,241      2,578         1%        1Q 00         3Q 00
Highwoods Park H1           South Florida     20,000       1,426        771        --         1Q 00         3Q 00
Highwoods Park H2           South Florida     36,000       3,022      2,385        --         1Q 00         3Q 00
Highwoods Park J            South Florida     72,000       4,501      2,725        --         1Q 00         3Q 00
                                             -------     -------    -------        --
Total or Weighted Average                    194,000      13,190      8,459        --
                                             =======     =======    =======        ==
Grand Total                                  401,000      31,329     22,618        26%
                                             =======     =======    =======        ==

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended March 31, 1999 and December 31, September 30 and June 30, 1998.



                                                                      OFFICE LEASING STATISTICS
                                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                             3/31/99         12/31/98          9/30/98           6/30/98          AVERAGE
                                         --------------   --------------   ---------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO
 RE-LEASED SPACE:
Number of lease transactions (signed
 leases)                                          276              308               326              285              299
Rentable square footage leased              1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
Average per rentable square foot over
 the lease term:
   Base rent                               $   14.84        $   16.54        $    16.18        $   15.53        $   15.77
   Tenant improvements                         (0.84)          ( 0.85)           ( 0.71)          ( 1.00)          ( 0.85)
   Leasing commissions                         (0.42)          ( 0.38)           ( 0.42)          ( 0.27)          ( 0.37)
   Rent concessions                             0.00             0.00              0.00           ( 0.03)          ( 0.01)
                                           ----------       ----------       -----------       ----------       ----------
   Effective rent                              13.58            15.31             15.05            14.23            14.54
   Expense stop(1)                            ( 3.55)          ( 3.96)           ( 4.45)          ( 4.22)          ( 4.05)
                                           ----------       ----------       -----------       ----------       ----------
   Equivalent effective net rent           $   10.03        $   11.35        $    10.60        $   10.01        $   10.49
                                           ==========       ==========       ===========       ==========       ==========
Average term in years                              5                4                 5                5                5
                                           ==========       ==========       ===========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
 RE-LEASED SPACE:
Tenant Improvements:
 Total dollars committed under signed
   leases                                  $6,848,279       $4,886,517       $ 6,754,100       $5,849,409       $6,084,576
 Rentable square feet                       1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
                                           ----------       ----------       -----------       ----------       ----------
 Per rentable square foot                  $     4.87        $    3.78        $     4.10        $    5.32        $    4.47
                                           ==========       ==========       ===========       ==========       ==========
Leasing Commissions:
 Total dollars committed under signed
   leases                                  $3,047,978       $2,005,094       $ 3,694,473       $1,356,002       $2,525,887
 Rentable square feet                       1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
                                           ----------       ----------       -----------       ----------       ----------
 Per rentable square foot                  $     2.17        $    1.55        $     2.24        $    1.23        $    1.86
                                           ==========       ==========       ===========       ==========       ==========
Total:
 Total dollars committed under signed
   leases                                  $9,896,257       $6,891,611       $10,448,573       $7,205,411       $8,610,463
 Rentable square feet                       1,406,170        1,291,297         1,645,913        1,099,805        1,360,796
                                           ----------       ----------       -----------       ----------       ----------
 Per rentable square foot                  $     7.04        $    5.34        $     6.35        $    6.55        $    6.33
                                           ==========       ==========       ===========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
 throughs                                  $   14.28        $   13.57        $    14.51        $   13.91        $   14.07
Average first year cash rental rate        $   15.01        $   14.47        $    15.43        $   14.87        $   14.95
                                           ----------       ----------       -----------       ----------       ----------
Percentage increase                             5.11%            6.63%             6.34%            6.90%            6.24%
                                           ==========       ==========       ===========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                        INDUSTRIAL LEASING STATISTICS
                                                                              THREE MONTHS ENDED
                                                  --------------------------------------------------------------------------
                                                      3/31/99        12/31/98        9/30/98        6/30/98        AVERAGE
                                                  --------------   ------------   ------------   ------------   ------------
 NET EFFECTIVE RENTS RELATED TO RE-LEASED
   SPACE:
 Number of lease transactions (signed leases)               72             44             56             41             53
 Rentable square footage leased                        837,616        582,758        314,549        194,014        482,234
 Average per rentable square foot over the
   lease term:
    Base rent                                       $    5.12        $  4.71        $  6.59        $  6.99        $  5.85
    Tenant improvements                                 (0.22)         (0.20)         (0.23)         (0.29)         (0.24)
    Leasing commissions                                 (0.10)         (0.09)         (0.09)         (0.19)         (0.12)
    Rent concessions                                     0.00           0.00           0.00           0.00           0.00
                                                    ----------       --------       --------       --------       --------
    Effective rent                                       4.80           4.42           6.27           6.51           5.50
    Expense stop(1)                                     (0.28)         (0.25)         (0.44)         (0.52)         (0.37)
                                                    ----------       --------       --------       --------       --------
    Equivalent effective net rent                   $    4.52        $  4.17        $  5.83        $  5.99        $  5.13
                                                    ==========       ========       ========       ========       ========
   Average term in years                                    4              3              4              3              3
                                                    ==========       ========       ========       ========       ========
 CAPITAL EXPENDITURES RELATED TO
   RE-LEASED SPACE:
 TENANT IMPROVEMENTS:
   Total dollars committed under signed
    leases                                          $  821,654       $712,108       $248,359       $239,348       $505,367
   Rentable square feet                                837,616        582,758        314,549        194,014        482,234
                                                    ----------       --------       --------       --------       --------
   Per rentable square foot                         $     0.98        $  1.22        $  0.79        $  1.23        $  1.05
                                                    ==========       ========       ========       ========       ========
 LEASING COMMISSIONS:
   Total dollars committed under signed
    leases                                          $  315,101       $173,017       $ 99,574       $130,243       $179,484
   Rentable square feet                                837,616        582,758        314,549        194,014        482,234
                                                    ----------       --------       --------       --------       --------
   Per rentable square foot                         $     0.38        $  0.30        $  0.32        $  0.67        $  0.37
                                                    ==========       ========       ========       ========       ========
 Total:
   Total dollars committed under signed
    leases                                          $1,136,755       $885,125       $347,933       $369,591       $684,851
   Rentable square feet                                837,616        582,758        314,549        194,014        482,234
                                                    ----------       --------       --------       --------       --------
   Per rentable square foot                         $     1.36        $  1.52        $  1.11        $  1.90        $  1.42
                                                    ==========       ========       ========       ========       ========
 RENTAL RATE TRENDS:
 Average final rate with expense pass
   throughs                                         $    4.91        $  4.62        $  5.40        $  6.09        $  5.26
 Average first year cash rental rate                $    4.91        $  4.72        $  5.54        $  6.50        $  5.42
                                                    ----------       --------       --------       --------       --------
 Percentage increase                                     0.00%          2.16%          2.59%          6.73%          3.04%
                                                    ==========       ========       ========       ========       ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

                                                                        RETAIL LEASING STATISTICS
                                                                            THREE MONTHS ENDED
                                                         --------------------------------------------------------
                                                            3/31/99       12/31/98        9/30/98       AVERAGE
                                                         ------------   ------------   ------------   -----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)                     25             15             11            17
Rentable square footage leased                               62,638         29,706         37,258        43,201
Average per rentable square foot over the lease term:
   Base rent                                               $ 15.37        $ 16.34        $ 13.59       $ 15.10
   Tenant improvements                                       ( 0.45)        ( 1.66)        ( 0.14)       ( 0.75)
   Leasing commissions                                       ( 0.39)        ( 0.76)        ( 0.44)       ( 0.53)
   Rent concessions                                           0.00           0.00           0.00          0.00
                                                           --------       --------       --------      --------
   Effective rent                                            14.53          13.92          13.01         13.82
   Expense stop                                              ( 0.27)        ( 1.79)        ( 0.09)       ( 0.72)
                                                           --------       --------       --------      --------
   Equivalent effective net rent                           $ 14.26        $ 12.13        $ 12.92       $ 13.10
                                                           --------       --------       --------      --------
 Average term in years                                            6              5              6             6
                                                           ========       ========       ========      ========
CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
TENANT IMPROVEMENTS:
 Total dollars committed under signed leases               $248,531       $319,620       $ 21,000      $196,384
 Rentable square feet                                        62,638         29,706         37,258        43,201
                                                           --------       --------       --------      --------
 Per rentable square foot                                  $  3.97        $ 10.76        $  0.56       $  4.55
                                                           ========       ========       ========      ========
LEASING COMMISSIONS:
 Total dollars committed under signed leases               $153,872       $123,047       $ 99,268      $125,396
 Rentable square feet                                        62,638         29,706         37,258        43,201
                                                           --------       --------       --------      --------
 Per rentable square foot                                  $  2.46        $  4.14        $  2.66       $  2.90
                                                           ========       ========       ========      ========
TOTAL:
 Total dollars committed under signed leases               $402,403       $442,667       $120,268      $321,779
 Rentable square feet                                        62,638         29,706         37,258        43,201
                                                           --------       --------       --------      --------
 Per rentable square foot                                  $  6.42        $ 14.90        $  3.23       $  7.45
                                                           ========       ========       ========      ========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs              $ 10.92        $ 15.91        $  8.55       $ 11.79
Average first year cash rental rate                        $ 16.22        $ 18.16        $ 10.53       $ 14.97
                                                           --------       --------       --------      --------
Percentage increase                                           48.53%         14.14%         23.16%        26.94%
                                                           ========       ========       ========      ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) for which we will not be reimbursed by our tenants.

(2) Note: The company did not own any retail property during the quarter ended 6/30/98.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of March 31, 1999 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                             AVERAGE
                                                                         ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                     TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
       YEAR OF                      RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
        LEASE         NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
-------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        955      3,288,450             11.6%             $ 51,652         $  15.71            11.4%
        2000              897      4,098,481             14.4                65,965            16.09            14.6
        2001              850      4,463,076             15.7                71,864            16.10            15.8
        2002              671      4,159,527             14.6                67,013            16.11            14.8
        2003              587      3,978,439             14.0                64,482            16.21            14.3
        2004              209      2,145,807              7.5                33,410            15.57             7.4
        2005               92      1,349,324              4.7                20,673            15.32             4.6
        2006               49      1,267,839              4.5                19,872            15.67             4.4
        2007               31        870,058              3.1                14,321            16.46             3.2
        2008               54      1,707,657              6.0                24,240            14.19             5.4
      Thereafter           55      1,103,252              3.9                18,311            16.60             4.1
                          ---      ---------            -----              --------         --------           -----
  Total of average      4,450     28,431,910            100.0%             $451,803         $  15.89           100.0%
                        =====     ==========            =====              ========         ========           =====

INDUSTRIAL PROPERTIES:



                                                                                            AVERAGE
                                                                                             ANNUAL       PERCENTAGE OF
                                    TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                   RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
   YEAR OF LEASE     NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION        LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
Remainder of 1999       203       1,820,161             17.0%              $ 9,150          $  5.03            17.7%
        2000            172       2,157,591             20.1                10,681             4.95            20.6
        2001            159       1,998,739             18.6                 8,986             4.50            17.4
        2002             83       1,267,253             11.8                 5,929             4.68            11.5
        2003             57         772,642              7.2                 4,124             5.34             8.0
        2004             23       1,369,816             12.8                 5,275             3.85            10.2
        2005             11         187,833              1.8                 1,210             6.44             2.3
        2006              5         224,099              2.1                 1,110             4.95             2.1
        2007              4         489,125              4.6                 1,726             3.53             3.3
        2008              8         376,536              3.5                 3,245             8.62             6.3
     Thereafter           3          58,876              0.5                   335             5.69             0.6
                        ---       ---------            -----               -------          -------           -----
 Total or average       728      10,722,671            100.0%              $51,771          $  4.83           100.0%
                        ===      ==========            =====               =======          =======           =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:



                                                                                             AVERAGE
                                                                         ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                     TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
       YEAR OF                      RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
        LEASE         NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
     EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
-------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        87         320,973             15.7%              $ 3,060         $  9.53             12.0%
        2000              72         238,381             11.7                 2,940           12.33             11.5
        2001              61         235,825             11.5                 3,209           13.61             12.5
        2002              41         162,767              8.0                 2,161           13.28              8.4
        2003              47         210,935             10.3                 3,214           15.24             12.6
        2004              19         168,129              8.2                 1,260            7.49              4.9
        2005              13          64,999              3.2                 1,294           19.91              5.1
        2006              12         109,066              5.3                 1,172           10.75              4.6
        2007               8          63,125              3.1                   946           14.99              3.7
        2008              14         105,765              5.2                 2,223           21.02              8.7
      Thereafter          23         366,156             17.8                 4,118           11.25             16.0
                          --         -------            -----               -------         -------            -----
  Total or average       397       2,046,121            100.0%              $25,597         $ 12.51            100.0%
                         ===       =========            =====               =======         =======            =====

TOTAL:



                                                                                                    PERCENTAGE OF
                                          TOTAL            PERCENTAGE OF          ANNUAL RENTS      LEASED RENTS
                                         RENTABLE      LEASED SQUARE FOOTAGE     UNDER EXPIRING      REPRESENTED
    YEAR OF LEASE        NUMBER OF     SQUARE FEET         REPRESENTED BY          LEASES (1)        BY EXPIRING
      EXPIRATION           LEASES        EXPIRING         EXPIRING LEASES        (IN THOUSANDS)        LEASES
---------------------   -----------   -------------   -----------------------   ----------------   --------------
  Remainder of 1999        1,245        5,429,584               13.2%               $ 63,862             12.1%
         2000              1,141        6,494,453               15.8                  79,586             15.0
         2001              1,070        6,697,640               16.2                  84,059             15.9
         2002                795        5,589,547               13.6                  75,103             14.2
         2003                691        4,962,016               12.0                  71,820             13.6
         2004                251        3,683,752                8.9                  39,945              7.5
         2005                116        1,602,156                3.9                  23,177              4.4
         2006                 66        1,601,004                3.9                  22,154              4.2
         2007                 43        1,422,308                3.5                  16,993              3.2
         2008                 76        2,189,958                5.3                  29,708              5.6
      Thereafter              81        1,528,284                3.7                  22,764              4.3
                           -----        ---------              -----                --------            -----
   Total or average        5,575       41,200,702              100.0%               $529,171            100.0%
                           =====       ==========              =====                ========            =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.


INFLATION

     Historically inflation has not had a significant impact on our operations because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of increased incremental operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable us to replace existing leases with new leases at a higher base rent if rents on the existing leases are below the market rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES AND EQUITY PRICES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FAIR VALUE OR FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES OR EQUITY MARKETS. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE LOSSES, BUT ONLY INDICATORS OF REASONABLY POSSIBLE LOSSES. AS A RESULT, ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" FOR A DESCRIPTION OF OUR ACCOUNTING POLICIES AND OTHER INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.


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

     CERTAIN VARIABLE RATE DEBT. As of March 31, 1999, the Company had approximately $325.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2000, our interest expense would be increased or decreased approximately $3.3 million. In addition, as of March 31, 1999, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at March 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 1999 would increase by approximately $21.1 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 1999 would decrease by approximately $23.1 million.

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

     If the weighted average closing price of one share of Common Stock during the period during which UB-LB sells the shares is 10% lower or higher than on March 31, 1999, our cost of settling the forward contract would increase or decrease by approximately $5 million, payable in cash or shares of Common Stock. The Company has retained the option of repurchasing any of UB-LB's remaining shares for cash prior to their distribution by UB-LB.

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

Item 2. Changes in Securities and Use of Proceeds
      (c) During the three months ended March 31, 1999, the Company issued an aggregate of 1,179,103 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of such Common Units in private offerings exempt from the registration requirements pursuant to
      Section 4(2) or Rule 505 of Regulation D of the Securities Act. Each of the holders of Common Units were accredited investors under Rule 501 of the Securities Act, except for several holders who received their Common Stock pursuant to a single offering made under Rule 505 of Regulation D, and none of the offerings involved a general solicitation by the Company. The Company has registered the resale of such shares under the Securities Act.

Item 3. Defaults Upon Senior Securities -- NA
Item 4. Submission of Matters to a Vote of Security Holders -- NA
Item 5. Other Information -- NA
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits




EXHIBIT NO.     DESCRIPTION
-------------   -------------------------------------------------------------------------------------
  10.1          Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
                Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
                Purchase and Sale Agreement dated April 21, 1999.
  10.2          Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
                Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
                Purchase and Sale Agreement dated April 21, 1999.
   27           Financial Data Schedule

(b) Reports on Form 8-K -- None

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

Date: May 17, 1999