Form 10-Q
period 1999-06-30
HIGHWOODS PROPERTIES INC
filed 1999-08-16
CIK 921082

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

                 For the quarterly period ended June 30, 1999


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



                               ----------------



     The Company has only one class of common stock, par value $.01 per share, with 61,696,481 shares outstanding as of August 9, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HIGHWOODS PROPERTIES, INC.


              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999


                               TABLE OF CONTENTS



                                                                                            PAGE
                                                                                           -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                            3
             Consolidated Balance Sheets as of June 30, 1999
             and December 31, 1998                                                           4
             Consolidated Statements of Income for the three
             and six months ended June 30, 1999 and 1998                                     5
             Consolidated Statements of Stockholders' Equity
             for the six months ended June 30, 1999                                          6
             Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 1998                                         7
             Notes to consolidated financial statements                                      9
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                     11
             Results of Operations                                                          11
             Liquidity and Capital Resources                                                13
             Recent Developments                                                            15
             Year 2000                                                                      16
             Possible Environmental Liabilities                                             17
             Impact of Recently Issued Accounting Standards                                 18
             Compliance with the Americans with Disabilities Act                            18
             Funds From Operations and Cash Available for Distributions                     18
             Disclosure Regarding Forward-Looking Statements                                19
             Property Information                                                           21
             Inflation                                                                      29
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     30
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                              31
Item 2.      Changes in Securities and Use of Proceeds                                      31
Item 3.      Defaults Upon Senior Securities                                                31
Item 4.      Submission of Matters to a Vote of Security Holders                            31
Item 5.      Other Information                                                              31
Item 6.      Exhibits and Reports on Form 8-K                                               32

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of income, statements of stockholders' equity and statements of cash flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and our 1998 Annual Report on Form 10-K.

                           HIGHWOODS PROPERTIES, INC.


                          CONSOLIDATED BALANCE SHEETS


                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                             JUNE 30,
                                                                               1999         DECEMBER 31, 1998
                                                                          --------------   ------------------
                                                                            (UNAUDITED)
ASSETS
Real estate assets, at cost:
 Land and improvements ................................................     $  483,969         $  559,100
 Buildings and tenant improvements ....................................      2,875,956          3,186,584
 Development in process ...............................................        173,077            189,465
 Land held for development ............................................        152,143            150,622
 Furniture, fixtures and equipment ....................................          7,183              7,693
                                                                            ----------         ----------
                                                                             3,692,328          4,093,464
 Less -- accumulated depreciation .....................................       (197,494)          (169,272)
                                                                            ----------         ----------
Net real estate assets ................................................      3,494,834          3,924,192
Property held for sale ................................................        202,698            131,262
Cash and cash equivalents .............................................        104,004             31,445
Restricted cash .......................................................         11,969             24,263
Accounts receivable ...................................................         23,050             27,948
Advances to related parties ...........................................         14,251             10,420
Notes receivable ......................................................         51,803             40,225
Accrued straight line rents receivable ................................         29,527             27,194
Investment in unconsolidated affiliates ...............................         33,463             21,088
Other assets:
 Deferred leasing costs ...............................................         54,006             45,785
 Deferred financing costs .............................................         42,903             38,750
 Prepaid expenses and other ...........................................         16,155             15,237
                                                                            ----------         ----------
                                                                               113,064             99,772
 Less -- accumulated amortization .....................................        (28,802)           (23,476)
                                                                            ----------         ----------
                                                                                84,262             76,296
                                                                            ----------         ----------
                                                                            $4,049,861         $4,314,333
                                                                            ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and Notes payable ...........................................     $1,779,870         $2,008,716
Accounts payable, accrued expenses and other liabilities ..............        100,374            130,575
                                                                            ----------         ----------
 Total liabilities ....................................................      1,880,244          2,139,291
Minority interest .....................................................        241,951            279,043
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
 8 5/8% Series A Cumulative Redeemable Preferred Shares
 (liquidation preference $1,000 per share), 125,000 shares issued
   and outstanding at June 30, 1999 and December 31, 1998 .............        125,000            125,000
 8% Series B Cumulative Redeemable Preferred Shares
 (liquidation preference $25 per share), 6,900,000 shares issued and
   outstanding at June 30, 1999 and December 31, 1998 .................        172,500            172,500
 8% Series D Cumulative Redeemable Preferred Shares
 (liquidation preference $250 per share), 400,000 shares issued and
   outstanding at June 30, 1999 and December 31, 1998 .................        100,000            100,000
Common stock, $.01 par value, authorized 200,000,000 shares; 61,696,481 shares issued and outstanding at June 30, 1999 and 59,865,259 shares
 issued and outstanding at December 31, 1998 ..........................            617                599
Additional paid-in capital ............................................      1,589,620          1,546,592
Distributions in excess of net earnings ...............................        (60,071)           (48,692)
                                                                            ----------         ----------
 Total stockholders' equity ...........................................      1,927,666          1,895,999
                                                                            ----------         ----------
                                                                            $4,049,861         $4,314,333
                                                                            ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                             -----------------------------   ----------------------------
                                                                  1999            1998            1999           1998
                                                             -------------   -------------   -------------   ------------
                                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUE:
 Rental property .........................................     $142,079        $113,079        $ 288,800      $ 213,410
 Equity in earnings of unconsolidated affiliates .........          490              --              687             --
 Interest and other income ...............................        5,273           2,562           10,560          4,719
                                                               --------        --------        ---------      ---------
                                                                147,842         115,641          300,047        218,129
OPERATING EXPENSES:
 Rental property .........................................       43,761          35,827           89,106         65,555
 Depreciation and amortization ...........................       27,705          20,340           55,861         37,501
 Interest expense:
   Contractual ...........................................       29,717          17,221           61,559         34,383
   Amortization of deferred financing costs ..............          734             616            1,512          1,232
                                                               --------        --------        ---------      ---------
                                                                 30,451          17,837           63,071         35,615
 General and administrative ..............................        6,212           4,386           12,005          8,170
                                                               --------        --------        ---------      ---------
 Income before gain on disposition of assets, net
   of income tax provision, minority interest and
   extraordinary item ....................................       39,713          37,251           80,004         71,288
 Gain on disposition of assets, net of income tax
   provision .............................................        1,524              --            2,093             --
                                                               --------        --------        ---------      ---------
   Income before minority interest and
    extraordinary item ...................................       41,237          37,251           82,097         71,288
MINORITY INTEREST ........................................       (4,879)         (6,266)         (10,705)       (11,874)
                                                               --------        --------        ---------      ---------
 Income before extraordinary item ........................       36,358          30,985           71,392         59,414
EXTRAORDINARY ITEM -- LOSS ON EARLY
 EXTINGUISHMENT OF DEBT ..................................         (777)             --             (777)           (46)
                                                               --------        --------        ---------      ---------
 Net income ..............................................       35,581          30,985           70,615         59,368
Dividends on preferred shares ............................       (8,145)         (7,656)         (16,290)       (13,801)
                                                               --------        --------        ---------      ---------
 Net income available for common shareholders ............     $ 27,436        $ 23,329        $  54,325      $  45,567
                                                               ========        ========        =========      =========
NET INCOME/(LOSS) PER COMMON SHARE -- BASIC:
 Income before extraordinary item ........................     $   0.46        $   0.45        $    0.90      $    0.90
 Extraordinary item -- loss on early
   extinguishment of debt ................................        (0.01)             --            (0.01)            --
                                                               --------        --------        ---------      ---------
 Net income ..............................................     $   0.45        $   0.45        $    0.89      $    0.90
                                                               ========        ========        =========      =========
 Weighted average shares outstanding -- basic ............       61,529          52,359           60,930         50,714
                                                               ========        ========        =========      =========
NET INCOME/(LOSS) PER COMMON SHARE -- DILUTED:
 Income before extraordinary item ........................     $   0.46        $   0.44        $    0.90      $    0.89
 Extraordinary item loss on early extinguishment
   of debt ...............................................        (0.01)             --            (0.01)            --
                                                               --------        --------        ---------      ---------
 Net income ..............................................     $   0.45        $   0.44        $    0.89      $    0.89
                                                               ========        ========        =========      =========
 Weighted average shares outstanding -- diluted ..........       61,722          52,751           60,954         51,221
                                                               ========        ========        =========      =========
 Distributions declared per common share .................     $   0.54        $   0.51        $    1.08      $    1.02
                                                               ========        ========        =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


              FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                          NUMBER OF
                                           COMMON       COMMON     SERIES A    SERIES B
                                           SHARES        STOCK    PREFERRED   PREFERRED
                                       -------------- ---------- ----------- -----------
Balance at December 31, 1998 .........   59,865,259      $599     $125,000    $172,500
                                         ----------      ----     --------    --------
Issuance of Common Stock .............      821,595        8
Common Stock Dividends ...............
Preferred Stock Dividends ............
Net Income ...........................
Shares issued upon redemption
 of Common Units .....................    1,256,051       12
Forward Equity Swap
 Settlement (see Note 8) .............
Retirement of Common Stock
 (see Note 8) ........................     (246,424)        (2)
                                         ----------      ------
Balance at June 30, 1999 .............   61,696,481      $617     $125,000    $172,500
                                         ==========      =====    ========    ========



                                                                      RETAINED
                                                                      EARNINGS
                                                     ADDITIONAL    (DISTRIBUTIONS
                                         SERIES D      PAID-IN      IN EXCESS OF
                                        PREFERRED      CAPITAL     NET EARNINGS)      TOTAL
                                       ----------- -------------- --------------- -------------
Balance at December 31, 1998 .........  $100,000     $1,546,592      $ (48,692)    $1,895,999
                                        --------     ----------      ---------     ----------
Issuance of Common Stock .............                   15,256                        15,264
Common Stock Dividends ...............                                 (65,554)       (65,554)
Preferred Stock Dividends ............                                 (16,290)       (16,290)
Net Income ...........................                                  70,615         70,615
Shares issued upon redemption
 of Common Units .....................                   40,555                        40,567
Forward Equity Swap
 Settlement (see Note 8) .............                  (12,783)                      (12,783)
Retirement of Common Stock
 (see Note 8) ........................                                    (150)          (152)
                                                                     ---------     ----------
Balance at June 30, 1999 .............  $100,000     $1,589,620      $ (60,071)    $1,927,666
                                        ========     ==========      =========     ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)



                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            ----------------------------
                                                                                 1999           1998
                                                                            -------------   ------------
                                                                             (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
Net income ..............................................................    $   70,615      $   59,368
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .........................................        55,861          37,501
  Minority interest .....................................................        10,705          11,874
  Loss on early extinguishment of debt ..................................           777              46
  Gain on disposition of assets, net of income tax provision ............        (2,093)             --
  Changes in operating assets and liabilities ...........................       (40,336)          1,656
                                                                             ----------      ----------
   Net cash provided by operating activities ............................        95,529         110,445
                                                                             ----------      ----------
INVESTING ACTIVITIES:
Additions to real estate assets .........................................      (245,342)       (647,142)
Cash paid in exchange for partnership net assets ........................          (847)        (20,601)
Proceeds from disposition of assets .....................................       502,737              --
Repayment of advances from subsidiaries and related parties .............        (3,831)         (2,341)
Other ...................................................................       (21,666)         (8,441)
                                                                             ----------      ----------
   Net cash provided by/(used in) investing activities ..................       231,051        (678,525)
                                                                             ----------      ----------
FINANCING ACTIVITIES:
Distributions paid on common stock and common units .....................       (76,147)        (62,158)
Dividends paid on preferred stock .......................................       (16,290)        (13,801)
Payments of prepayment penalties ........................................          (777)            (46)
Borrowings on mortgages and notes payable ...............................         4,385         521,941
Repayment of mortgages and notes payable ................................       (22,700)       (118,120)
Borrowings on revolving loans ...........................................       210,500         535,000
Payments on revolving loans .............................................      (362,500)       (582,500)
Net proceeds from the sale of common stock ..............................        14,002         193,761
Net proceeds from the sale of 8% Series D Cumulative Redeemable Preferred
  Shares ................................................................            --          96,842
Net change in deferred financing costs ..................................        (4,494)         (5,950)
                                                                             ----------      ----------
   Net cash (used in)/provided by financing activities ..................      (254,021)        564,969
                                                                             ----------      ----------
Net increase/(decrease) in cash and cash equivalents ....................        72,559          (3,111)
Cash and cash equivalents at beginning of the period ....................        31,445          10,146
                                                                             ----------      ----------
Cash and cash equivalents at end of the period ..........................    $  104,004      $    7,035
                                                                             ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..................................................    $   78,057      $   36,277
                                                                             ==========      ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes (i) the net assets contributed by the holders of Common Units in the Operating Partnership, (ii) the change in net assets contributed as a result of the reorganization of our ownership in the Des Moines Properties (see Note 6) and (iii) the net assets acquired subject to mortgage notes payable.



                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                ----------------------------
                                                     1999           1998
                                                -------------   ------------
                                                 (UNAUDITED)     (UNAUDITED)
ASSETS:
Rental property and equipment, net ..........     $ (25,879)       $93,979
LIABILITIES:
Mortgages and notes payable assumed .........     $ (52,165)       $73,821
                                                  ---------        -------
   Net assets ...............................     $  26,286        $20,158
                                                  =========        =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 JUNE 30, 1999
                                  (UNAUDITED)


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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE FASB STATEMENT NO. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives is discussed in Item 2.

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. We have reviewed the impact of Year 2000 issues and do not expect Year 2000 issues to be material to our business, operations, or financial condition. The Year 2000 issue is discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Minority interest in the Company represents Common Units owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships which are owned by various individuals and entities and not the Company. The Company acquired greater than 50% of the interest in certain real estate partnerships as part of its acquisition of J.C. Nichols.


2. INCOME TAXES

     The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, no provision has been made for income taxes related to REIT taxable income to be distributed to shareholders. However, a provision has been made resultant from the portion of REIT taxable income related to the gain on disposition of assets that will not be distributed to shareholders.


3. SEGMENT INFORMATION

     Our sole business is the acquisition, development and operation of rental real estate properties. We operate office, industrial and retail properties and apartment units. There are no material inter-segment transactions.


     Our chief operating decision maker ("CDM") assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 1999 and 1998.


                                                                             THREE MONTHS                   SIX MONTHS
                                                                            ENDED JUNE 30,                ENDED JUNE 30,
                                                                     ----------------------------- -----------------------------
                                                                          1999           1998           1999           1998
                                                                     -------------- -------------- -------------- --------------
                                                                            (IN THOUSANDS)                (IN THOUSANDS)
RENTAL INCOME:
Office segment .....................................................   $  117,045     $  103,002     $  239,660     $  194,398
Industrial segment .................................................       12,783         10,077         25,006         19,012
Retail segment .....................................................        8,156             --         15,940             --
Apartment segment ..................................................        4,095             --          8,194             --
                                                                       ----------     ----------     ----------     ----------
                                                                       $  142,079     $  113,079     $  288,800     $  213,410
                                                                       ==========     ==========     ==========     ==========
NET OPERATING INCOME:
Office segment .....................................................   $   79,740     $   68,878     $  163,487     $  132,097
Industrial segment .................................................       10,645          8,374         20,846         15,758
Retail segment .....................................................        5,561             --         10,704             --
Apartment segment ..................................................        2,372             --          4,657             --
                                                                       ----------     ----------     ----------     ----------
                                                                           98,318         77,252        199,694        147,855
                                                                       ----------     ----------     ----------     ----------
RECONCILIATION TO INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM:

Equity in income of unconsolidated affiliates ......................          490             --            687             --
Gain on disposition of assets, net of income tax provision .........        1,524             --          2,093             --
Interest and other income ..........................................        5,273          2,562         10,560          4,719
Interest expense ...................................................      (30,451)       (17,837)       (63,071)       (35,615)
General and administrative expenses ................................       (6,212)        (4,386)       (12,005)        (8,170)
Depreciation and amortization ......................................      (27,705)       (20,340)       (55,861)       (37,501)
                                                                       ----------     ----------     ----------     ----------
Income before minority interest and extraordinary item .............   $   41,237     $   37,251     $   82,097     $   71,288
                                                                       ==========     ==========     ==========     ==========
TOTAL ASSETS:
Office segment .....................................................   $2,950,888     $3,084,351     $2,950,888     $3,084,351
Industrial segment .................................................      454,023        310,534        454,023        310,534
Retail segment .....................................................      250,534             --        250,534             --
Apartment segment ..................................................      119,868             --        119,868             --
Corporate and other ................................................      274,548         74,039        274,548         74,039
                                                                       ----------     ----------     ----------     ----------
Total Assets .......................................................   $4,049,861     $3,468,924     $4,049,861     $3,468,924
                                                                       ==========     ==========     ==========     ==========

4. JOINT VENTURE ACTIVITY

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


5. LEGAL CONTINGENCIES

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Exchange Act of 1934 and
(4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motions to dismiss. The plaintiff has filed a motion seeking certification of the proposed class of plaintiffs. All defendants will oppose that motion, which remains pending. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on our business, financial condition and results of operations.


6. DES MOINES PARTNERSHIPS

     In connection with our merger with J.C. Nichols in July 1998, we succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, we acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in our consolidated financial statements. On June 2, 1999, we agreed with R&R Investors to reorganize our respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. Accordingly, we have adopted the equity method of accounting for our investment in each of the Des Moines properties as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Company.


7. DISPOSITION ACTIVITY

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the six months ended June 30, 1999, we sold approximately 1.6 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of $108.9 million. We recorded a gain, net of income tax provision, of $2.1 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we have entered into various agreements to sell approximately
2.8 million rentable square feet of non-core office and industrial properties for gross proceeds of $220.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the third and fourth quarters of 1999. However, we can provide no assurance that all or parts of these transactions will be consummated.


8. EQUITY SETTLEMENT

     On June 9, 1999, the Company settled on it's August 1997 forward equity transaction with UBS, AG, London Branch ("UBS") through a combination of cash and shares of Common Stock. In connection with the settlement, 246,424 shares of the Company's common stock were returned and retired.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1999. Revenues from rental operations increased $29.0 million, or 25.6%, from $113.1 million for the three months ended June 30, 1998 to $142.1 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.2 million square feet of majority owned office, industrial and retail properties and 2,326 apartment units, and the completion of 1.6 million square feet of development activity during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines Partnerships). Our in-service portfolio decreased from 40.7 million square feet at June 30, 1998 to 39.9 million square feet at June 30, 1999. Same property revenues, which are the revenues of the 490 in-service properties owned on April 1, 1998, increased 3.1% for the three months ended June 30, 1999, compared to the same three months of 1998.

     During the three months ended June 30, 1999, 382 leases representing 2.1 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.4% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.7 million, or 103.8%, from $2.6 million for the three months ended June 30, 1998 to $5.3 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999 and additional income generated from management fees, development fees and leasing commissions. The Company generated $274,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $8.0 million, or 22.3%, from $35.8 million for the three months ended June 30, 1998 to $43.8 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.2 million square feet of majority owned office, industrial and retail properties and 2,326 apartment units, and the completion of 1.6 million square feet of development activity during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines Partnerships). Rental operating expenses as a percentage of related revenues decreased from 31.7% for the three months ended June 30, 1998 to 30.8% for the comparable period in 1999.

     Depreciation and amortization for the three months ended June 30, 1999 and 1998 was $27.7 million and $20.3 million, respectively. The increase of $7.4 million, or 36.5%, is due to an increase in depreciable assets over the prior year. Interest expense increased $12.7 million, or 71.3%, from $17.8 million for the three months ended June 30, 1998 to $30.5 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire quarter. Interest expense for the three months ended June 30, 1999 and 1998 included $734,000 and $616,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.9% of rental revenue for the three months ended June 30, 1998 to 4.4% for the comparable period in 1999.

     Net income before minority interest and extraordinary item equaled $41.2 million and $37.3 million for the three months ended June 30, 1999 and 1998, respectively. The Company's net income allocated to minority interest totaled $4.8 million and $6.3 million for the three months ended June 30, 1999 and 1998, respectively. The Company recorded $8.1 million and $7.7 million in preferred stock dividends for the three months ended June 30, 1999 and 1998, respectively.

     SIX MONTHS ENDED JUNE 30, 1999. Revenues from rental operations increased $75.4 million, or 35.3%, from $213.4 million for the six months ended June 30, 1998 to $288.8 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.2 million square feet of majority owned office, industrial and retail properties and 2,326 apartment units, and the completion of 1.6 million square feet of development activity during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines Partnership). Our in-service portfolio decreased from 40.7 million square feet at June 30, 1998 to 39.9 million square feet at June 30, 1999. Same property revenues, which are the revenues of the 440 in-service properties owned on January 1, 1998, increased 3.2% for the six months ended June 30, 1999, compared to the same six months of 1998.

     During the six months ended June 30, 1999, 755 leases representing 4.4 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 5.7% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $5.9 million, or 125.5%, from $4.7 million for the six months ended June 30, 1998 to $10.6 million for the comparable period in 1999. The increase was a result of higher cash balances in 1999, and additional income generated from management fees, development fees and leasing commissions. The Company generated $587,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $23.5 million, or 35.8%, from $65.6 million for the six months ended June 30, 1998 to $89.1 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.2 million square feet of majority owned office, industrial and retail properties and 2,326 apartment units, and the completion of 1.6 million square feet of development activity during the last six months of 1998 and the first six months of 1999, slightly offset by the disposition and removal of 6.6 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines Partnerships). Rental operating expenses as a percentage of related revenues increased from 30.7% for the six months ended June 30, 1998 to 30.9% for the comparable period in 1999.

     Depreciation and amortization for the six months ended June 30, 1999 and 1998 was $55.9 million and $37.5 million, respectively. The increase of $18.4 million, or 49.1%, is due to an increase in depreciable assets over the prior year. Interest expense increased $27.5 million, or 77.2%, from $35.6 million for the six months ended June 30, 1998 to $63.1 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire six months. Interest expense for the six months ended June 30, 1999 and 1998 included $1,512,000 and $1,232,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.8% of rental revenue for the six months ended June 30, 1998 to 4.2% for the comparable period in 1999.

     Net income before minority interest and extraordinary item equaled $82.1 million and $71.3 million for the six months ended June 30, 1999 and 1998, respectively. The Company's net income allocated to minority interest totaled $10.7 million and $11.9 million for the six months ended June 30, 1999 and 1998, respectively. The Company recorded $16.3 million and $13.8 million in preferred stock dividends for the six months ended June 30, 1999 and 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the six months ended June 30, 1999, cash provided by operating activities decreased by $14.9 million, or 13.5%, to $95.5 million, as compared to $110.4 million for the same period in 1998. The decrease is primarily due to the payment of real estate taxes due in the first quarter of 1999 offset by the increase in net income resulting from our property acquisitions in 1998 and 1999. Cash provided by investing activities was $231.0 million for the first six months of 1999, as compared to $678.5 used in investing activities for the same period in 1998. The increase is primarily due to the disposition of certain properties and the decline in acquisition activity during the first six months of 1999, as compared to the same period in 1998. Cash used in financing activities was $254.0 million for the first six months of 1999, as compared to $565.0 provided by investing activities for the same period in 1998. The decrease is primarily due to the decrease in the borrowings on mortgages, notes payable and revolving loans as well as a decrease in common and preferred stock offerings in the first six months of 1999, as compared to the same period in 1998. Payments of distributions increased by $14.0 million to $76.2 million for the first six months of 1999, from $62.2 million for the same period in 1998. The increase is due to the greater number of shares outstanding and a 6.0% increase in the distribution rate. Preferred stock dividend payments were $16.3 million for the first six months of 1999, as compared to $13.8 million for the same period in 1998. The increase is due to the issuance of 8% Series D Cumulative Redeemable Preferred Shares in the first quarter of 1998.

     CAPITALIZATION. The Company's total indebtedness at June 30, 1999 totaled $1.8 billion and was comprised of $552 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 7.0%. Except as stated below, all of the mortgage and notes payable outstanding at June 30, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $600 million unsecured revolving loan (the "Revolving Loan") and approximately $43.7 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on June 30, 1999.

     Based on the Company's total market capitalization of $4.1 billion at June 30, 1999 (at the June 30, 1999 stock price of $27.44 and assuming the redemption for shares of Common Stock of the 8.9 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 43% of its total market capitalization.

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

     The following table sets forth information regarding our interest rate hedge contracts as of June 30, 1999:



                    NOTIONAL     MATURITY                                  FIXED        FAIR MARKET
TYPE OF HEDGE        AMOUNT        DATE      REFERENCE RATE                 RATE           VALUE
----------------   ----------   ----------   -----------------------   -------------   ------------
                               (DOLLARS IN THOUSANDS)
 Treasury Lock      $100,000      10/1/99    10-Year Treasury          5.725%             $  486
 Treasury Lock       100,000       7/1/99    10-Year Treasury          5.674                 782
 Swap                100,000      10/1/99    3-Month LIBOR             4.970                 281
 Swap                 20,828      6/10/02    1-Month LIBOR + 0.75%     7.700                (945)
 Collar               80,000     10/15/01    1-Month LIBOR             5.40 - 6.25           175

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $210 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

     o additional borrowings under our Revolving Loan (approximately $318.5 million was available as of June 30, 1999);

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


RECENT DEVELOPMENTS

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the six months ended June 30, 1999, we sold approximately 1.6 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of approximately $108.9 million. The Company recorded a gain, net of income tax provision, of $2.1 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we have entered into various agreements to sell approximately
2.8 million rentable square feet of non-core office and industrial properties for gross proceeds of $220.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the third and fourth quarters of 1999. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We intend to use the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code and to fund existing development activity, either through direct payments or repayment of borrowings under our Revolving Loan. We expect to reinvest up to $72 million of the net proceeds from recent disposition activity and up to $123 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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

     APPROACH AND STATUS. Our Year 2000 compliance efforts are divided into two areas -- "operations level" and "property level." Operations level includes those information technology systems used in our corporate and division offices to perform real estate, accounting and human resources functions. Property level includes the non-information technology systems at our individual properties. Year 2000 remediation plan at both the operations and property levels has three phases:

     o assessment (inventory and testing of computer systems),

     o renovation (repairing or replacing non-compliant systems) and

     o validation (testing of repaired or replaced systems).

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment phase of our remediation plan and are 95% complete (in terms of labor) with the renovation and validation phases of the plan. We expect to complete the renovation and validation phases with respect to our operations level hardware by end of the third quarter of 1999.

     Our Chief Operating Officer is overseeing our property level compliance program. We have completed our inventory of all of our properties' non-information technology systems. As part of the inventory process, we requested appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. We are approximately 90% complete (in terms of labor) with the renovation and validation phases of our remediation plan at the property level. We expect to complete both phases in the third quarter of 1999.


     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. With respect to suppliers and vendors, our material purchases are generally from those in competitive fields where others will be able to meet any of our needs unmet by suppliers or vendors with Year 2000 difficulties. (Although we have no reason to expect a significant interruption of utility services for our properties, we have not received (nor sought) written assurances from utility providers that Year 2000 issues will not cause an interruption in service.)

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE FASB STATEMENT NO. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives is discussed in Item 2.


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

     FFO and cash available for distribution for the three and six month periods ended June 30, 1999 and 1998 are summarized in the following table (in thousands):



                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30
                                                                     -------------------------   ---------------------------
                                                                         1999          1998          1999           1998
                                                                     -----------   -----------   ------------   ------------
  FUNDS FROM OPERATIONS:
  Income before minority interest and extraordinary item .........    $ 41,237      $ 37,251      $  82,097      $  71,288
  Add (deduct):
   Dividends to preferred shareholders ...........................      (8,145)       (7,656)       (16,290)       (13,801)
   Severance costs and other division closing expenses ...........       1,233            --          1,233             --
   Gain on disposition of assets, net of income tax
     provision ...................................................      (1,524)           --         (2,093)            --
   Depreciation and amortization .................................      27,705        20,340         55,861         37,501
   Depreciation on unconsolidated affiliates .....................         745            --          1,222
                                                                      --------      --------      ---------      ---------
     FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST ..............      61,251        49,935        122,030         94,988
  CASH AVAILABLE FOR DISTRIBUTION:
  Add (deduct):
   Rental income from straight-line rents ........................      (3,524)       (2,976)        (7,509)        (6,092)
   Amortization of deferred financing costs ......................         734           616          1,512          1,232
   Non-incremental revenue generating capital
     expenditures (1):
     Building improvements paid ..................................      (2,957)       (1,678)        (4,475)        (2,697)
     Second generation tenant improvements paid ..................      (4,112)       (4,868)       (10,121)        (7,304)
     Second generation lease commissions paid ....................      (4,082)       (1,785)        (7,613)        (3,511)
                                                                      --------      --------      ---------      ---------
      CASH AVAILABLE FOR DISTRIBUTION ............................    $ 47,310      $ 39,244      $  93,824      $  76,616
                                                                      ========      ========      =========      =========
  Weighted average common shares/common units
   outstanding -- basic (2) ......................................      70,445        63,126         70,329         61,370
                                                                      ========      ========      =========      =========
  Weighted average common shares/common units
   outstanding -- diluted (2) ....................................      70,468        63,518         70,360         61,877
                                                                      ========      ========      =========      =========
  DIVIDEND PAYOUT RATIO -- DILUTED:
   Funds from operations .........................................        62.1%         64.9%          62.3%          66.4%
                                                                      ========      ========      =========      =========
   Cash available for distribution ...............................        80.4%         82.5%          81.0%          82.4%
                                                                      ========      ========      =========      =========

----------
(1) Amounts represent cash expenditures.

(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

     On July 26, 1999, the Company's Board of Directors declared a dividend of $.555 per share ($2.22 on an annualized basis) payable on August 18, 1999 to stockholders of record on August 5, 1999.


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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of June 30, 1999 and 1998:



                                  RENTABLE       NUMBER OF     PERCENT LEASED/
JUNE 30, 1999                   SQUARE FEET     PROPERTIES       PRE-LEASED
----------------------------   -------------   ------------   ----------------
IN-SERVICE:
 Office ....................    26,666,000          397               94%
 Industrial ................    11,497,000          193               90%
 Retail ....................     1,790,000           19               91%
                                ----------          ---               --
  Total ....................    39,953,000          609               93%
                                ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................     1,951,000           18               78%
 Industrial ................       476,000            4               78%
 Retail ....................       119,000            1               97%
                                ----------          ---               --
  Total ....................     2,546,000           23               79%
                                ==========          ===               ==
IN PROCESS
 Office ....................     3,065,000           24               69%
 Industrial ................       472,000            4               17%
 Retail ....................        81,000            1               53%
                                ----------          ---               --
  Total ....................     3,618,000           29               61%
                                ==========          ===               ==
TOTAL:
 Office ....................    31,682,000          439
 Industrial ................    12,445,000          201
 Retail ....................     1,990,000           21
                                ----------          ---
  Total ....................    46,117,000          661
                                ==========          ===
JUNE 30, 1998
-----------------------------
IN-SERVICE:
 Office ....................    28,850,000          382               94%
 Industrial ................    11,863,000          148               94%
 Retail ....................            --           --               --
                                ----------          ---               --
  Total ....................    40,713,000          530               94%
                                ==========          ===               ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................        N/A             N/A             N/A
 Industrial ................        N/A             N/A             N/A
 Retail ....................        N/A             N/A             N/A
                                ----------          ---             ----
  Total ....................        N/A             N/A             N/A
                                ==========          ===             ====
IN PROCESS
 Office ....................     3,261,000           27               44%
 Industrial ................       705,000            5               43%
 Retail ....................            --           --               --
                                ----------          ---             ----
  Total ....................     3,966,000           32               44%
                                ==========          ===             ====
TOTAL:
 Office ....................    32,111,000          409
 Industrial ................    12,568,000          153
 Retail ....................            --           --
                                ----------          ---
  Total ....................    44,679,000          562
                                ==========          ===

     The following table sets forth certain information with respect to our properties under development as of June 30, 1999 (dollars in thousands):



                                               RENTABLE
                                                SQUARE     ESTIMATED    COST AT      PRE-LEASING     ESTIMATED       ESTIMATED
          NAME                 LOCATION          FEET         COST      6/30/99    PERCENTAGE (1)   COMPLETION   STABILIZATION (2)
------------------------ ------------------- ------------ ----------- ----------- ---------------- ------------ ------------------
       IN-PROCESS
OFFICE:
C N A Maitland III       Orlando                 78,000    $  9,885    $  7,731          100%         3Q99             3Q99
Capital One Bldg 2       Richmond                44,000       5,359       5,240          100%         3Q99             3Q99
Highwoods Center II @
  Tradeport              Atlanta                 53,000       4,825       2,527           56%         3Q99             4Q99
Capital One Bldg 3       Richmond               126,000      15,046      10,267          100%         4Q99             4Q99
Eastshore I              Richmond                68,000       7,535         457          100%         4Q99             4Q99
Lakepoint II             Tampa                  225,000      34,106      16,153           52%         4Q99             4Q99
Deerfield I              Atlanta                 72,000       6,994       2,312           62%         3Q99             1Q00
Deerfield II             Atlanta                 45,000       4,382       3,120           --          3Q99             1Q00
Westwood South           Nashville              125,000      13,530       9,582           90%         3Q99             1Q00
3737 Glenwood Ave.       Research Triangle      107,000      16,700      11,096           80%         3Q99             1Q00
Eastshore III            Richmond                80,000       8,580         452          100%         1Q00             1Q00
Intermedia Building 1    Tampa                  200,000      27,040       5,219          100%         1Q00             1Q00
Intermedia Building 2    Tampa                   30,000       4,056         439          100%         1Q00             1Q00
Intermedia Building 3    Tampa                  170,000      22,984       5,754          100%         1Q00             1Q00
Belfort Park C1          Jacksonville            54,000       4,830       2,196           --          3Q99             2Q00
Belfort Park C2          Jacksonville            31,000       2,730       2,241           --          3Q99             2Q00
Caterpillar Financial
  Center                 Nashville              313,000      54,000      22,400           79%         1Q00             2Q00
4101 Research Commons    Research Triangle       73,000       9,311       6,052           35%         3Q99             2Q00
Peachtree Corner         Atlanta                109,000       9,238       3,869           33%         3Q99             3Q00
Intermedia Building 4    Tampa                  200,000      29,219       1,909          100%         3Q00             3Q00
Mallard Creek V          Charlotte              118,000      12,262       7,575           --          4Q99             4Q00
Valencia Place           Kansas City            241,000      34,020      21,400           47%         1Q00             4Q00
Intermedia Building 5    Tampa                  200,000      29,219       1,473          100%         3Q01             3Q01
Capital Plaza            Orlando                303,000      53,000      27,554           30%         1Q00             4Q01
                                                -------    --------    --------          ---
In-Process Office Total
  or Weighted Average                         3,065,000    $418,851    $177,018           69%
                                              ---------    --------    --------          ---
INDUSTRIAL:
Newpoint II              Atlanta                131,000       5,167       4,141           43%         3Q99             2Q00
Air Park South
  Warehouse III          Piedmont Triad         120,000       3,626         668           --          4Q99             2Q00
Air Park South
  Warehouse IV           Piedmont Triad          86,000       2,750       1,754           28%         4Q99             3Q00
Bluegrass Valley I       Atlanta                135,000       5,664          71           --          2Q00             4Q00
                                              ---------    --------    --------          ---
In-Process Industrial
  Total or Weighted
  Average                                       472,000    $ 17,207    $  6,634           17%
                                              ---------    --------    --------          ---
RETAIL:
Valencia Place           Kansas City             81,000      14,362       7,193           53%         1Q00             4Q00
                                              ---------    --------    --------          ---
In-Process Retail
  Total or Weighted
  Average                                        81,000    $ 14,362    $  7,193           53%
                                              ---------    --------    --------          ---
Total or Weighted
  Average of all
  In-Process
  Development Projects                        3,618,000    $450,420    $190,845           61%
                                              =========    ========    ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                               RENTABLE
                                                SQUARE     ESTIMATED    COST AT      PRE-LEASING     ESTIMATED       ESTIMATED
          NAME                 LOCATION          FEET         COST      6/30/99    PERCENTAGE (1)   COMPLETION   STABILIZATION (2)
------------------------ ------------------- ------------ ----------- ----------- ---------------- ------------ ------------------
 COMPLETED -- NOT STABILIZED
OFFICE:
Patewood VI              Greenville             107,000    $ 11,400    $ 12,223           96%         3Q98             3Q99
Lakeview Ridge III       Nashville              131,000      13,100       9,883           88%         2Q99             3Q99
Highwoods Centre         Research Triangle       76,000       8,300       8,627          100%         4Q98             3Q99
Overlook                 Research Triangle       97,000      10,500      10,162          100%         4Q98             3Q99
Red Oak                  Research Triangle       65,000       6,000       5,978           90%         4Q98             3Q99
Situs II                 Research Triangle       59,000       6,300       6,648           94%         3Q98             3Q99
Interstate Corporate
  Center                 Tampa                  342,000      19,100      17,856           99%         1Q99             3Q99
Ridgefield III           Asheville               57,000       5,500       5,185           53%         3Q98             4Q99
10 Glenlakes             Atlanta                254,000      35,100      29,735           82%         1Q99             4Q99
Parkway Plaza 11         Charlotte               32,000       2,600       2,354           66%         1Q99             4Q99
Highwoods Centre         Hampton Roads          103,000       9,925       8,501           66%         4Q98             4Q99
Southwind Building D     Memphis                 64,000       6,800       5,017           85%         2Q99             4Q99
Cool Springs I           Nashville              153,000      16,800      15,552           66%         3Q98             4Q99
Stony Point II           Richmond               136,000      13,881      10,554           58%         2Q99             4Q99
Parkway Plaza 12         Charlotte               22,000       1,800       1,445           67%         1Q99             1Q00
Parkway Plaza 14         Charlotte               90,000       7,690       5,569           58%         2Q99             1Q00
Lakefront Plaza I        Hampton Roads           77,000       7,477       6,502           32%         2Q99             1Q00
Concourse Center One     Piedmont Triad          86,000       8,400       6,708           32%         2Q99             1Q00
                                                -------    --------    --------          ---
Completed -- Not
  Stabilized Office Total
  or Weighted Average                         1,951,000    $190,673    $168,499           78%
                                              ---------    --------    --------          ---
INDUSTRIAL:
Tradeport 1              Atlanta                 87,000    $  3,100    $  2,989           82%         3Q98             3Q99
Tradeport 2              Atlanta                 87,000       3,100       3,146           86%         3Q98             3Q99
Air Park South
  Warehouse II           Piedmont Triad         136,000       4,200       3,293          100%         4Q98             3Q99
HIW Distribution Center  Richmond               166,000       5,764       5,663           53%         1Q99             4Q99
                                              ---------    --------    --------          ---
Completed -- Not
  Stabilized Industrial
  Total or Weighted
  Average                                       476,000    $ 16,164    $ 15,091           78%
                                              ---------    --------    --------          ---
RETAIL:
Seville Square           Kansas City            119,000    $ 32,100    $ 30,190           97%         2Q99             1Q00
                                              ---------    --------    --------          ---
Completed -- Not
  Stabilized Retail Total
  or Weighted Average                           119,000    $ 32,100    $ 30,190           97%
                                              ---------    --------    --------          ---
Total or Weighted
  Average of all
  Completed -- Not
  Stabilized
  Development Projects                        2,546,000    $238,937    $213,780           79%
                                              ---------    --------    --------          ---
Total or Weighted
  Average of all
  Development Projects                        6,164,000    $689,357    $404,625           69%
                                              =========    ========    ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                RENTABLE
                                                 SQUARE          ESTIMATED  PRE-LEASING
                                                  FEET             COSTS   PERCENTAGE (1)
DEVELOPMENT ANALYSIS                         --------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
  Third Quarter 1999 .....................       967,000        $   81,244       94%
  Fourth Quarter 1999 ....................     1,334,000           147,957       69%
  First Quarter 2000 .....................     1,146,000           154,256       81%
  Second Quarter 2000 ....................       722,000            79,664       46%
  Third Quarter 2000 .....................       395,000            41,207       66%
  Fourth Quarter 2000 ....................       575,000            66,308       27%
  Third Quarter 2001 .....................       200,000            29,219      100%
  Fourth Quarter 2001 ....................       303,000            53,000       30%
  Held for Sale ..........................       522,000            36,502       83%
                                               ---------           -------      ----
   Total or Weighted Average .............     6,164,000        $  689,357       69%
                                               =========        ==========      ====
SUMMARY BY MARKET:
  Asheville ..............................        57,000        $    5,500       53%
  Atlanta ................................       973,000            77,570       54%
  Charlotte ..............................       262,000            24,352       34%
  Greenville .............................       107,000            11,400       96%
  Jacksonville ...........................        85,000             7,560       --
  Kansas City ............................       441,000            80,482       62%
  Memphis ................................        64,000             6,800       85%
  Nashville ..............................       722,000            97,430       80%
  Orlando ................................       381,000            62,885       44%
  Piedmont Triad .........................       428,000            18,976       44%
  Research Triangle ......................       477,000            57,111       83%
  Richmond ...............................       620,000            56,165       78%
  Tampa ..................................     1,025,000           146,624       89%
  Held for Sale ..........................       522,000            36,502       83%
                                               ---------        ----------      ----
   Total or Weighted Average .............     6,164,000        $  689,357       69%
                                               =========        ==========      ====
   Build-to-Suit .........................     1,196,000        $  158,923      100%
   Multi-tenant ..........................     4,446,000           493,932       59%
   Held for Sale .........................       522,000            36,502       83%
                                               ---------        ----------      ----
   Total or Weighted Average .............     6,164,000        $  689,357       69%
                                               =========        ==========      ====
                                               RENTABLE
                                                SQUARE         ESTIMATED     PRE-LEASING
                                                 FEET            COSTS      PERCENTAGE (1)
                                              ---------        ---------- -----------------
                                                             (DOLLARS IN THOUSANDS)
PER PROPERTY TYPE:
  Office Weighted Average.................       115,231        $   14,693      71%
  Industrial Weighted Average ............       118,500             4,171      48%
  Retail Weighted Average ................       100,000            23,231      79%
  Held for Sale Weighted Average .........       174,000            12,167      83%
                                             -----------        ----------     ----
  Total Weighted Average .................       118,538        $   13,257      69%
                                             ===========        ==========     ====

----------
(1) Includes the effect of letters of intent.

     The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended June 30 and March 31, 1999 and December 31 and September 30 1998.



                                                                      OFFICE LEASING STATISTICS
                                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------------------------------------
                                             6/30/99          3/31/99         12/31/98          9/30/98           AVERAGE
                                         --------------   --------------   --------------   ---------------   --------------
NET EFFECTIVE RENTS RELATED TO
 RE-LEASED SPACE:
Number of lease transactions (signed
 leases)                                          290              276              308               326              300
Rentable square footage leased              1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
Average per rentable square foot over
 the lease term:
   Base rent                               $    15.60       $    14.84       $    16.54       $     16.18       $    15.79
   Tenant improvements                         ( 0.84)          ( 0.84)          ( 0.85)           ( 0.71)          ( 0.81)
   Leasing commissions                         ( 0.38)          ( 0.42)          ( 0.38)           ( 0.42)          ( 0.40)
   Rent concessions                            ( 0.03)          ( 0.01)          ( 0.03)           ( 0.02)          ( 0.02)
                                           ----------       ----------       ----------       -----------       ----------
   Effective rent                               14.35            13.57            15.28             15.03            14.56
   Expense stop (1)                            ( 4.21)          ( 3.55)          ( 3.96)           ( 4.45)          ( 4.04)
                                           ----------       ----------       ----------       -----------       ----------
   Equivalent effective net rent           $    10.14       $    10.02       $    11.32       $     10.58       $    10.52
                                           ==========       ==========       ==========       ===========       ==========
Average term in years                               4                5                4                 5                5
                                           ==========       ==========       ==========       ===========       ==========
CAPITAL EXPENDITURES RELATED TO
 RE-LEASED SPACE:
Tenant Improvements:
 Total dollars committed under signed
   leases                                  $5,073,153       $6,848,279       $4,886,517       $ 6,754,100       $5,890,512
 Rentable square feet                       1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
                                           ----------       ----------       ----------       -----------       ----------
 Per rentable square foot                  $     3.82       $     4.87       $     3.78       $      4.10       $     4.16
                                           ==========       ==========       ==========       ===========       ==========
Leasing Commissions:
 Total dollars committed under signed
   leases                                  $2,230,915       $3,047,978       $2,005,094       $ 3,694,473       $2,744,615
 Rentable square feet                       1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
                                           ----------       ----------       ----------       -----------       ----------
 Per rentable square foot                  $     1.68       $     2.17       $     1.55       $      2.24       $     1.94
                                           ==========       ==========       ==========       ===========       ==========
Total:
 Total dollars committed under signed
   leases                                  $7,304,068       $9,896,257       $6,891,611       $10,448,573       $8,635,127
 Rentable square feet                       1,326,838        1,406,170        1,291,297         1,645,913        1,417,555
                                           ----------       ----------       ----------       -----------       ----------
 Per rentable square foot                  $     5.50       $     7.04       $     5.34       $      6.35       $     6.09
                                           ==========       ==========       ==========       ===========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
 throughs                                  $    15.20       $    14.28       $    13.57       $     14.51       $    14.39
Average first year cash rental rate        $    15.61       $    15.01       $    14.47       $     15.43       $    15.13
                                           ----------       ----------       ----------       -----------       ----------
Percentage increase                              2.70%            5.11%            6.63%             6.34%            5.14%
                                           ==========       ==========       ==========       ===========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                         INDUSTRIAL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                      6/30/99          3/31/99        12/31/98        9/30/98        AVERAGE
                                                  --------------   --------------   ------------   ------------   ------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)                63               72             44             56             59
Rentable square footage leased                         589,835          837,616        582,758        314,549        581,190
Average per rentable square foot over the
  lease term:
   Base rent                                        $     5.55        $    5.12        $  4.71        $  6.59        $  5.49
   Tenant improvements                                   (0.37)           (0.22)         (0.20)         (0.23)         (0.26)
   Leasing commissions                                   (0.22)           (0.10)         (0.09)         (0.09)         (0.13)
   Rent concessions                                       0.00             0.00           0.00           0.00           0.00
                                                    ----------       ----------       --------       --------       --------
   Effective rent                                         4.96             4.80           4.42           6.27           5.11
   Expense stop (1)                                      (0.28)           (0.28)         (0.25)         (0.44)         (0.31)
                                                    ----------       ----------       --------       --------       --------
   Equivalent effective net rent                    $     4.68        $    4.52        $  4.17        $  5.83        $  4.80
                                                    ==========       ==========       ========       ========       ========
  Average term in years                                      4                4              3              4              4
                                                    ==========       ==========       ========       ========       ========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed leases       $1,064,618       $  821,654       $712,108       $248,359       $711,685
  Rentable square feet                                 589,835          837,616        582,758        314,549        581,190
                                                    ----------       ----------       --------       --------       --------
  Per rentable square foot                          $     1.80       $     0.98       $   1.22       $   0.79       $   1.22
                                                    ==========       ==========       ========       ========       ========
LEASING COMMISSIONS:
  Total dollars committed under signed leases       $  527,815       $  315,101       $173,017       $ 99,574       $278,877
  Rentable square feet                                 589,835          837,616        582,758        314,549        581,190
                                                    ----------       ----------       --------       --------       --------
  Per rentable square foot                          $     0.89       $     0.38       $   0.30       $   0.32       $   0.48
                                                    ==========       ==========       ========       ========       ========
TOTAL:
  Total dollars committed under signed leases       $1,592,433       $1,136,755       $885,125       $347,933       $990,561
  Rentable square feet                                 589,835          837,616        582,758        314,549        581,190
                                                    ----------       ----------       --------       --------       --------
  Per rentable square foot                          $     2.70       $     1.36       $   1.52       $   1.11       $   1.70
                                                    ==========       ==========       ========       ========       ========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs       $     5.17       $     4.91       $   4.62       $   5.40       $   5.03
Average first year cash rental rate                 $     5.62       $     4.91       $   4.72       $   5.54       $   5.20
                                                    ----------       ----------       --------       --------       --------
Percentage increase                                       8.70%            0.00%          2.16%          2.59%          3.38%
                                                    ==========       ==========       ========       ========       ========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                           RETAIL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                      6/30/99         3/31/99       12/31/98        9/30/98         AVERAGE
                                                  --------------   ------------   ------------   ------------   --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)                29             25             15             11               20
Rentable square footage leased                         159,484         62,638         29,706         37,258           72,272
Average per rentable square foot over the
  lease term:
   Base rent                                        $    14.48       $  15.37       $  16.34       $  13.59       $    14.95
   Tenant improvements                                   (1.46)         (0.45)         (1.66)         (0.14)           (0.93)
   Leasing commissions                                   (0.39)         (0.39)         (0.76)         (0.44)           (0.50)
   Rent concessions                                       0.00           0.00           0.00           0.00             0.00
                                                    ----------       --------       --------       --------       ----------
   Effective rent                                       12.63          14.53          13.92          13.01            13.52
   Expense stop (1)                                      0.00          (0.27)         (1.79)         (0.09)           (0.54)
                                                    ----------       --------       --------       --------       ----------
   Equivalent effective net rent                    $   12.63        $ 14.26        $ 12.13        $ 12.92        $   12.98
                                                    ==========       ========       ========       ========       ==========
  Average term in years                                     6              6              5              6                6
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed leases       $2,784,277       $248,531       $319,620       $ 21,000       $  843,357
  Rentable square feet                                 159,484         62,638         29,706         37,258           72,272
                                                    ----------       --------       --------       --------       ----------
  Per rentable square foot                          $    17.46       $   3.97       $  10.76       $   0.56       $    11.67
                                                    ==========       ========       ========       ========       ==========
LEASING COMMISSIONS:
  Total dollars committed under signed leases       $  393,991       $153,872       $123,047       $ 99,268       $  192,544
  Rentable square feet                                 159,484         62,638         29,706         37,258           72,272
                                                    ----------       --------       --------       --------       ----------
  Per rentable square foot                          $     2.47       $   2.46       $   4.14       $   2.66       $     2.66
                                                    ==========       ========       ========       ========       ==========
TOTAL:
  Total dollars committed under signed leases       $3,178,268       $402,403       $442,667       $120,268       $1,035,901
  Rentable square feet                                 159,484         62,638         29,706         37,258           72,272
                                                    ----------       --------       --------       --------       ----------
  Per rentable square foot                          $    19.93       $   6.42       $  14.90       $   3.23       $    14.33
RENTAL RATE TRENDS:
Average final rate with expense pass throughs       $     9.91       $  10.92       $  15.91       $   8.55       $    11.32
Average first year cash rental rate                 $    14.20       $  16.22       $  18.16       $  10.53       $    14.78
                                                    ----------       --------       --------       --------       ----------
Percentage increase                                      43.29%         48.53%         14.14%         23.16%           30.51%
                                                    ==========       ========       ========       ========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of June 30, 1999 assuming no tenant exercises renewal options.


OFFICE PROPERTIES:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         589      2,009,187              7.7%             $ 31,033         $  15.45             7.6%
         2000               753      3,410,864             13.1%               54,052            15.85            13.3%
         2001               700      4,015,449             15.5%               64,456            16.05            15.8%
         2002               637      3,928,971             15.1%               62,292            15.85            15.3%
         2003               500      3,857,956             14.9%               62,079            16.09            15.2%
         2004               260      2,573,684              9.9%               40,959            15.91            10.0%
         2005                88      1,305,799              5.0%               19,881            15.23             4.9%
         2006                51      1,394,041              5.4%               21,553            15.46             5.3%
         2007                29        761,892              2.9%               12,278            16.12             3.0%
         2008                50      1,572,359              6.1%               21,975            13.98             5.4%
 2009 and thereafter         42      1,136,541              4.4%               17,220            15.15             4.2%
                            ---      ---------            -----              --------         --------           -----
                          3,699     25,966,743            100.0%             $407,778         $  15.70           100.0%
                          =====     ==========            =====              ========         ========           =====

INDUSTRIAL PROPERTIES:



                                                                                              AVERAGE
                                                                                               ANNUAL       PERCENTAGE OF
                                      TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                     RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
    YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
--------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        157       1,230,655             12.2%              $ 6,146          $ 4.99             12.3%
          2000            178       2,121,760             21.0%               10,700            5.04             21.3%
          2001            156       1,916,091             18.9%                9,075            4.74             18.1%
          2002            112       1,380,531             13.6%                6,635            4.81             13.3%
          2003             57         773,676              7.6%                4,276            5.53              8.6%
          2004             42       1,653,829             16.4%                6,526            3.95             13.1%
          2005             12         191,086              1.9%                1,224            6.41              2.4%
          2006              6         312,099              3.1%                1,500            4.81              3.0%
          2007              2          39,125              0.4%                  488           12.47              1.0%
          2008              6         247,737              2.4%                1,981            8.00              4.0%
2009 and thereafter         5         247,876              2.5%                1,447            5.84              2.9%
                          ---       ---------            -----               -------          ------            -----
                          733      10,114,465            100.0%              $49,998          $ 4.94            100.0%
                          ===      ==========            =====               =======          ======            =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         55         192,916              9.2%              $ 2,004         $  10.39             7.3%
         2000               74         273,325             13.0%                3,159            11.56            11.5%
         2001               60         233,221             11.2%                3,292            14.12            12.0%
         2002               48         185,497              8.8%                2,425            13.07             8.8%
         2003               49         217,203             10.3%                3,334            15.35            12.1%
         2004               23         196,052              9.3%                1,618             8.25             5.9%
         2005               13          57,731              2.8%                1,090            18.88             4.0%
         2006               15         120,367              5.7%                1,352            11.23             4.9%
         2007                9          67,092              3.2%                  985            14.68             3.6%
         2008               14         107,352              5.1%                2,365            22.03             8.6%
 2009 and thereafter        26         447,832             21.4%                5,866            13.10            21.3%
                            --         -------            -----               -------         --------           -----
                           386       2,098,588            100.0%              $27,490         $  13.10           100.0%
                           ===       =========            =====               =======         ========           =====

TOTAL:



                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         801      3,432,758              9.0%             $ 39,183         $  11.41             8.1%
         2000             1,005      5,805,949             15.2%               67,911            11.70            14.0%
         2001               916      6,164,761             16.1%               76,823            12.46            15.8%
         2002               797      5,494,999             14.4%               71,352            12.98            14.7%
         2003               606      4,848,835             12.7%               69,689            14.37            14.4%
         2004               325      4,423,565             11.6%               49,103            11.10            10.1%
         2005               113      1,554,616              4.1%               22,195            14.28             4.6%
         2006                72      1,826,507              4.8%               24,405            13.36             5.0%
         2007                40        868,109              2.3%               13,751            15.84             2.8%
         2008                70      1,927,448              5.0%               26,321            13.66             5.4%
 2009 and thereafter         73      1,832,249              4.8%               24,533            13.39             5.1%
                          -----      ---------            -----              --------         --------           -----
                          4,818     38,179,796            100.0%             $485,266         $  12.71           100.0%
                          =====     ==========            =====              ========         ========           =====

----------
(1) Includes operating expenses pass throughs and excludes the effect of future contractual rent increases.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     THE EFFECTS OF POTENTIAL CHANGES IN INTEREST RATES ARE DISCUSSED BELOW. OUR MARKET RISK DISCUSSION INCLUDES "FORWARD-LOOKING STATEMENTS" AND REPRESENTS AN ESTIMATE OF POSSIBLE CHANGES IN FAIR VALUE OR FUTURE EARNINGS THAT WOULD OCCUR ASSUMING HYPOTHETICAL FUTURE MOVEMENTS IN INTEREST RATES. THESE DISCLOSURES ARE NOT PRECISE INDICATORS OF EXPECTED FUTURE LOSSES, BUT ONLY INDICATORS OF REASONABLY POSSIBLE LOSSES. AS A RESULT, ACTUAL FUTURE RESULTS MAY DIFFER MATERIALLY FROM THOSE PRESENTED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" FOR A DESCRIPTION OF OUR ACCOUNTING POLICIES AND OTHER INFORMATION RELATED TO THESE FINANCIAL INSTRUMENTS.

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

     CERTAIN VARIABLE RATE DEBT. As of June 30, 1999, the Company had approximately $136.2 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2000, our interest expense would be increased or decreased approximately $1.4 million. In addition, as of June 30, 1999, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 85 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at June 30, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 1999 would increase by approximately $16.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 1999 would decrease by approximately $18.0 million.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiffs seek equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motions to dismiss. The plaintiff has filed a motion seeking certification of the proposed class of plaintiffs. All defendants will oppose that motion, which remains pending. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Changes in Securities and Use of Proceeds
      (c) During the three months ended June 30, 1999, the Company issued an aggregate of 13,514 shares of Common Stock to holders of Common Units in connection with the merger of Eakin & Smith, Inc. into the Company on April 1, 1996. The shares were issued to three principals of Eakin & Smith, pursuant to an exemption from the registration requirements of the Securities Act of 1933. Each of the three principals is an accredited investor. We exercised reasonable care to assure that the principals were not purchasing the shares with a view to their distribution.

Item 3. Defaults Upon Senior Securities -- NA

Item 4. Submission of Matters to a Vote of Security Holders

     On June 2, 1999, the Company held its Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:



MATTER                                                FOR        AGAINST     BROKER NON-VOTE     ABSTAIN
----------------------------------------------   ------------   ---------   -----------------   --------
(A) Election of Directors
  Thomas W. Adler ............................   49,436,674          --                  --     198,868
  Kay Nichols Collison .......................   49,436,774          --                  --     198,768
  William E. Graham, Jr. .....................   49,436,774          --                  --     198,768
  Willard H. Smith Jr. .......................   49,436,774          --                  --     198,768
(B) Ratify appointment of Ernst & Young LLP as
  independent auditors .......................   49,175,764       2,947                  --     456,831

Item 5. Other Information -- NA

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits




EXHIBIT NO.         DESCRIPTION
-----------------   -------------------------------------------------------------------------------------
    10.1 (1)        Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
                    Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
                    Purchase and Sale Agreement dated April 21, 1999
    10.2 (1)        Purchase and Sale Agreement dated March 22, 1999, by and among Highwoods/Florida
                    Holdings, L.P. and America's Capital Partners, LLC, as amended by First Amendment to
                    Purchase and Sale Agreement dated April 21, 1999
      27            Financial Data Schedule

----------
(1) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

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

Date: August 16, 1999