Form 10-Q
period 1999-09-30
HIGHWOODS PROPERTIES INC
filed 1999-11-15
CIK 921082

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

               For the quarterly period ended September 30, 1999


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


                               ----------------

     The Company has only one class of common stock, par value $.01 per share, with 62,052,718 shares outstanding as of November 8, 1999.
--------------------------------------------------------------------------------
================================================================================

                           HIGHWOODS PROPERTIES, INC.


            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           -----
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                            3
             Consolidated Balance Sheets as of September 30, 1999
             and December 31, 1998                                                           4
             Consolidated Statements of Income for the three
             and nine months ended September 30, 1999 and 1998                               5
             Consolidated Statements of Stockholders' Equity
             for the nine months ended September 30, 1999                                    6
             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1999 and 1998                                   7
             Notes to consolidated financial statements                                      9
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                     12
             Results of Operations                                                          12
             Liquidity and Capital Resources                                                13
             Recent Developments                                                            16
             Year 2000                                                                      16
             Possible Environmental Liabilities                                             17
             Impact of Recently Issued Accounting Standards                                 18
             Compliance with the Americans with Disabilities Act                            18
             Funds From Operations and Cash Available for Distributions                     19
             Disclosure Regarding Forward-Looking Statements                                21
             Property Information                                                           22
             Inflation                                                                      30
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     31
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                              32
Item 2.      Changes in Securities and Use of Proceeds                                      32
Item 3.      Defaults Upon Senior Securities                                                32
Item 4.      Submission of Matters to a Vote of Security Holders                            32
Item 5.      Other Information                                                              32
Item 6.      Exhibits and Reports on Form 8-K                                               32

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

                           HIGHWOODS PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             SEPTEMBER 30,
                                                                                 1999         DECEMBER 31, 1998
                                                                            --------------   ------------------
                                                                              (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements .................................................     $  485,985         $  559,100
  Buildings and tenant improvements .....................................      3,009,423          3,186,584
  Development in process ................................................        190,958            189,465
  Land held for development .............................................        161,397            150,622
  Furniture, fixtures and equipment .....................................          7,496              7,693
                                                                              ----------         ----------
                                                                               3,855,259          4,093,464
  Less -- accumulated depreciation ......................................       (218,840)          (169,272)
                                                                              ----------         ----------
Net real estate assets ..................................................      3,636,419          3,924,192
Property held for sale ..................................................        167,563            131,262
Cash and cash equivalents ...............................................         47,500             31,445
Restricted cash .........................................................          2,594             24,263
Accounts receivable, net ................................................         26,874             27,948
Advances to related parties .............................................         14,425             10,420
Notes receivable ........................................................         64,587             40,225
Accrued straight line rents receivable ..................................         33,314             27,194
Investment in unconsolidated affiliates .................................         39,032             21,088
Other assets:
  Deferred leasing costs ................................................         61,614             45,785
  Deferred financing costs ..............................................         40,691             38,750
  Prepaid expenses and other ............................................         18,637             15,237
                                                                              ----------         ----------
                                                                                 120,942             99,772
  Less -- accumulated amortization ......................................        (32,643)           (23,476)
                                                                              ----------         ----------
                                                                                  88,299             76,296
                                                                              ----------         ----------
                                                                              $4,120,607         $4,314,333
                                                                              ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and Notes payable .............................................     $1,827,502         $2,008,716
Accounts payable, accrued expenses and other liabilities ................        118,685            130,575
                                                                              ----------         ----------
  Total liabilities .....................................................      1,946,187          2,139,291
Minority interest .......................................................        248,552            279,043
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares
  (liquidation preference $1,000 per share), 125,000 shares issued
   and outstanding at September 30, 1999 and December 31, 1998 ..........        125,000            125,000
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share), 6,900,000 shares issued and
   outstanding at September 30, 1999 and December 31, 1998 ..............        172,500            172,500
  8% Series D Cumulative Redeemable Preferred Shares
  (liquidation preference $250 per share), 400,000 shares issued and
   outstanding at September 30, 1999 and December 31, 1998 ..............        100,000            100,000
Common stock, $.01 par value, authorized 200,000,000 shares; 62,052,718 shares issued and outstanding at September 30, 1999 and 59,865,259
  shares issued and outstanding at December 31, 1998 ....................            621                599
Additional paid-in capital ..............................................      1,597,304          1,546,592
Distributions in excess of net earnings .................................        (69,557)           (48,692)
                                                                              ----------         ----------
  Total stockholders' equity ............................................      1,925,868          1,895,999
                                                                              ----------         ----------
                                                                              $4,120,607         $4,314,333
                                                                              ==========         ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -----------------------------   ----------------------------
                                                                  1999            1998            1999           1998
                                                             -------------   -------------   -------------   ------------
                                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUE:
 Rental property .........................................     $136,304        $138,793        $ 425,104      $ 352,203
 Equity in earnings of unconsolidated affiliates .........          702             194            1,389            194
 Interest and other income ...............................        3,621           3,953           14,181          8,672
                                                               --------        --------        ---------      ---------
                                                                140,627         142,940          440,674        361,069
OPERATING EXPENSES:
 Rental property .........................................       41,002          43,117          130,108        108,672
 Depreciation and amortization ...........................       26,116          24,464           81,977         61,965
 Interest expense:
   Contractual ...........................................       25,715          28,452           87,274         62,835
   Amortization of deferred financing costs ..............          696             683            2,208          1,915
                                                               --------        --------        ---------      ---------
                                                                 26,411          29,135           89,482         64,750
 General and administrative ..............................        4,883           5,915           16,888         14,085
                                                               --------        --------        ---------      ---------
 Income before gain on disposition of assets, net
   of income tax provision, minority interest and
   extraordinary item ....................................       42,215          40,309          122,219        111,597
 Gain on disposition of assets, net of income tax
   provision .............................................          846              --            2,939             --
                                                               --------        --------        ---------      ---------
 Income before minority interest and
   extraordinary item ....................................       43,061          40,309          125,158        111,597
MINORITY INTEREST ........................................       (5,065)         (6,031)         (15,770)       (17,905)
                                                               --------        --------        ---------      ---------
 Income before extraordinary item ........................       37,996          34,278          109,388         93,692
EXTRAORDINARY ITEM -- LOSS ON EARLY
 EXTINGUISHMENT OF DEBT ..................................       (4,997)           (324)          (5,774)          (370)
                                                               --------        --------        ---------      ---------
 Net income ..............................................       32,999          33,954          103,614         93,322
Dividends on preferred shares ............................       (8,145)         (8,145)         (24,435)       (21,946)
                                                               --------        --------        ---------      ---------
 Net income available for common shareholders ............     $ 24,854        $ 25,809        $  79,179      $  71,376
                                                               ========        ========        =========      =========
NET INCOME/(LOSS) PER COMMON SHARE -- BASIC:
 Income before extraordinary item ........................     $  0.48         $   0.45        $   1.38       $    1.35
 Extraordinary item -- loss on early
   extinguishment of debt ................................        ( .08)          ( .01)           ( .09)         ( .01)
                                                               --------        --------        ---------      ---------
 Net income ..............................................     $  0.40         $   0.44        $   1.29       $    1.34
                                                               ========        ========        =========      =========
 Weighted average shares outstanding -- basic ............       61,863          58,059           61,233         53,189
                                                               ========        ========        =========      =========
NET INCOME/(LOSS) PER COMMON SHARE -- DILUTED:
 Income before extraordinary item ........................     $  0.48         $   0.45        $   1.38       $    1.34
 Extraordinary item loss on early extinguishment
   of debt ...............................................        (0.08)          ( .01)           (0.09)         ( .01)
                                                               --------        --------        ---------      ---------
 Net income ..............................................     $  0.40         $   0.44        $   1.29       $    1.33
                                                               ========        ========        =========      =========
 Weighted average shares outstanding -- diluted ..........       62,169          58,228           61,493         53,510
                                                               ========        ========        =========      =========
Distributions declared per common share ..................     $  0.555        $   0.54        $   1.635      $    1.56
                                                               ========        ========        =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                      NUMBER OF
                                       COMMON       COMMON     SERIES A    SERIES B
                                       SHARES        STOCK    PREFERRED   PREFERRED
                                   -------------- ---------- ----------- -----------
Balance at December 31, 1998 .....   59,865,259      $599     $125,000    $172,500
                                     ----------      ----     --------    --------
Issuance of Common Stock .........    1,177,832       12
Common Stock Dividends ...........
Preferred Stock Dividends ........
Net Income .......................
Shares issued upon redemption
 of Common Units .................    1,256,051       12
Forward Equity Transaction
 (see Note 8) ....................
Retirement of Common Stock
 (see Note 8) ....................     (246,424)        (2)
                                     ----------      ------
Balance at September 30, 1999.....   62,052,718      $621     $125,000    $172,500
                                     ==========      =====    ========    ========
                                                                  RETAINED
                                                                  EARNINGS
                                                 ADDITIONAL    (DISTRIBUTIONS
                                     SERIES D      PAID-IN      IN EXCESS OF
                                    PREFERRED      CAPITAL     NET EARNINGS)      TOTAL
                                   ----------- -------------- --------------- -------------
Balance at December 31, 1998 .....  $100,000     $1,546,592      $ (48,692)    $1,895,999
                                    --------     ----------      ---------     ----------
Issuance of Common Stock .........                   22,940                        22,952
Common Stock Dividends ...........                                 (99,894)       (99,894)
Preferred Stock Dividends ........                                 (24,435)       (24,435)
Net Income .......................                                 103,614        103,614
Shares issued upon redemption
 of Common Units .................                   40,555                        40,567
Forward Equity Transaction
 (see Note 8) ....................                  (12,783)                      (12,783)
Retirement of Common Stock
 (see Note 8) ....................                                    (150)          (152)
                                                                 ---------     ----------
Balance at September 30, 1999.....  $100,000     $1,597,304      $ (69,557)    $1,925,868
                                    ========     ==========      =========     ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                            ----------------------------
                                                                                 1999           1998
                                                                            -------------   ------------
                                                                             (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES:
Net income ..............................................................    $  103,614      $   93,322
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization .........................................        81,977          61,965
  Minority interest .....................................................        15,770          17,905
  Loss on early extinguishment of debt ..................................         5,774             370
  Gain on disposition of assets, net of income tax provision ............        (2,939)             --
  Changes in operating assets and liabilities ...........................       (29,733)         15,892
                                                                             ----------      ----------
   Net cash provided by operating activities ............................       174,463         189,454
                                                                             ----------      ----------
INVESTING ACTIVITIES:
Additions to real estate assets .........................................      (414,168)       (756,794)
Cash paid in exchange for partnership net assets ........................          (991)       (108,257)
Proceeds from disposition of assets .....................................       550,039              --
Advances to subsidiaries ................................................        (4,005)             --
Other ...................................................................       (37,512)        (21,000)
                                                                             ----------      ----------
   Net cash provided by/(used in) investing activities ..................        93,363        (886,051)
                                                                             ----------      ----------
FINANCING ACTIVITIES:
Distributions paid on common stock and common units .....................      (114,724)        (99,483)
Dividends paid on preferred stock .......................................       (24,435)        (21,946)
Payments of prepayment penalties ........................................        (5,774)           (370)
Borrowings on mortgages and notes payable ...............................         4,385         529,941
Repayment of mortgages and notes payable ................................      (172,568)       (130,993)
Borrowings on revolving loans ...........................................       408,000         792,500
Payments on revolving loans .............................................      (362,500)       (648,000)
Net proceeds from the sale of common stock ..............................        22,940         196,930
Net proceeds from the sale of 8% Series D Cumulative Redeemable Preferred
  Shares ................................................................            --          96,809
Net change in deferred financing costs ..................................        (4,494)         (6,986)
                                                                             ----------      ----------
Other ...................................................................        (2,601)             --
   Net cash (used in)/provided by financing activities ..................      (251,771)        708,402
                                                                             ----------      ----------
Net increase in cash and cash equivalents ...............................        16,055          11,805
Cash and cash equivalents at beginning of the period ....................        31,445          10,146
                                                                             ----------      ----------
Cash and cash equivalents at end of the period ..........................    $   47,500      $   21,951
                                                                             ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest ..................................................    $  103,603      $   60,325
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

                           HIGHWOODS PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     The following summarizes (i) the net assets contributed by the holders of Common Units in the Operating Partnership, (ii) the change in net assets contributed as a result of the reorganization of our Des Moines partnerships (see Note 6) and (iii) the net assets acquired subject to mortgage notes payable.



                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                ----------------------------
                                                     1999           1998
                                                -------------   ------------
                                                 (UNAUDITED)     (UNAUDITED)
ASSETS:
Rental property and equipment, net ..........     $ (18,513)      $491,863
LIABILITIES:
Mortgages and notes payable assumed .........     $ (52,165)      $327,214
                                                  ---------       --------
   Net assets ...............................     $  33,652       $164,649
                                                  =========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


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

     The "Year 2000" issue is a general term used to describe the various problems that may result from the improper processing of dates and calculations involving years by many computers throughout the world as the Year 2000 is approached and reached. We have reviewed the impact of Year 2000 issues and do not expect Year 2000 issues to be material to our business, operations, or financial condition. The Year 2000 issue is discussed more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Minority interest in the Company represents Common Units owned by various individuals and entities and not the Company in the Operating Partnership, the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships which are owned by various individuals and entities and not the Company. The Company acquired greater than 50% of the interest in certain real estate partnerships as part of its acquisition of J.C. Nichols Company in July 1998.


2. INCOME TAXES

     The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, no provision has been made for income taxes related to REIT taxable income to be distributed to shareholders. However, a provision has been made related to a portion of REIT taxable income resultant from the gain on disposition of assets that will not be distributed to shareholders.


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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 1999 and 1998.

                                                                             THREE MONTHS                   NINE MONTHS
                                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                     ----------------------------- -----------------------------
                                                                          1999           1998           1999           1998
                                                                     -------------- -------------- -------------- --------------
                                                                            (IN THOUSANDS)                (IN THOUSANDS)
RENTAL INCOME:
Office segment .....................................................   $  109,581     $  116,267     $  348,337     $  309,817
Industrial segment .................................................       13,842         12,423         39,753         32,283
Retail segment .....................................................        8,597          6,411         24,536          6,411
Apartment segment ..................................................        4,284          3,692         12,478          3,692
                                                                       ----------     ----------     ----------     ----------
                                                                       $  136,304     $  138,793     $  425,104     $  352,203
                                                                       ==========     ==========     ==========     ==========
NET OPERATING INCOME:
Office segment .....................................................   $   76,082     $   79,128     $  238,944     $  210,607
Industrial segment .................................................       11,423         10,363         32,897         26,739
Retail segment .....................................................        5,454          4,096         16,156          4,096
Apartment segment ..................................................        2,343          2,089          6,999          2,089
                                                                       ----------     ----------     ----------     ----------
                                                                       $   95,302     $   95,676     $  294,996     $  243,531
                                                                       ----------     ----------     ----------     ----------
RECONCILIATION TO INCOME BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM:
Equity in income of unconsolidated affiliates ......................   $      702     $      194     $    1,389     $      194
Gain on disposition of assets, net of income tax provision .........          846             --          2,939             --
Interest and other income ..........................................        3,621          3,953         14,181          8,672
Interest expense ...................................................      (26,411)       (29,135)       (89,482)       (64,750)
General and administrative expenses ................................       (4,883)        (5,915)       (16,888)       (14,085)
Depreciation and amortization ......................................      (26,116)       (24,464)       (81,977)       (61,965)
                                                                       ----------     ----------     ----------     ----------
Income before minority interest and extraordinary item .............   $   43,061     $   40,309     $  125,158     $  111,597
                                                                       ==========     ==========     ==========     ==========
TOTAL ASSETS:
Office segment .....................................................   $3,021,160     $3,174,457     $3,021,161     $3,174,457
Industrial segment .................................................      496,428        463,801        496,428        463,801
Retail segment .....................................................      256,197        232,450        256,197        232,450
Apartment segment ..................................................      119,356        122,920        119,356        122,920
Corporate and other ................................................      227,466        151,310        227,466        151,310
                                                                       ----------     ----------     ----------     ----------
Total assets .......................................................   $4,120,607     $4,144,938     $4,120,607     $4,144,938
                                                                       ==========     ==========     ==========     ==========

4. JOINT VENTURE ACTIVITY

     On March 15, 1999, we closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt-DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which we sold or contributed certain office properties valued at approximately $142 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71 million from third-party lenders. We retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124 million and are the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which we receive customary management fees and leasing commissions. We used the cash proceeds received in the transaction to fund existing development activity either through direct payments or repayment of borrowings under our $600 million unsecured revolving loan (the "Revolving Loan").

5. LEGAL CONTINGENCIES

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Exchange Act of 1934 and
(4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motions to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse affect on our business, financial condition and results of operations.

6. DES MOINES PARTNERSHIPS

     In connection with our merger with J.C. Nichols in July 1998, we succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, we acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in our consolidated financial statements. On June 2, 1999, we agreed with R&R Investors to reorganize our respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. Accordingly, we have adopted the equity method of accounting for our investment in each of the Des Moines properties as a result of such reorganization. The impact of the reorganization was immaterial to our consolidated financial statements.

7. DISPOSITION ACTIVITY

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the nine months ended September 30, 1999, we sold approximately 1.9 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of $137.5 million. We recorded a gain, net of income tax provision, of $2.9 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we currently have 2.3 million square feet of non-core office and industrial properties under contract for sale in various transactions totaling $181.9 million (including $165.3 related to the sale of various central Florida properties) and 1.7 million square feet of non-core office and industrial properties under various letters of intent for sale at $128.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the fourth quarter of this year and the first quarter of 2000. However, we can provide no assurance that all or part of these transactions will be consummated.

8. EQUITY SETTLEMENT

     On August 28, 1997, we entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provided that if the market price was less than a certain amount, which we refer to as the "Forward Price," we were required to pay UB-LB the difference times 1.8 million. (Similarly, if the Market Price of a share of Common Stock was above the Forward Price, UB-LB was required to pay us the difference in shares of Common Stock.)

     On February 28, 1999, the Company and UB-LB amended the forward contract. Pursuant to the amendment, UB-LB applied $12.8 million in Company collateral to "buy down" the Forward Price by approximately $7.10 and we issued 161,924 shares of Common Stock to UB-LB as an interim settlement payment. On June 9, 1999, we settled the transaction. In connection with the settlement, 246,424 shares of Common Stock were returned and canceled.

9. FINANCING ACTIVITY

     On July 1, 1999, we retired a $133.0 million 7.88% mortgage note that was secured by 44 of our properties held by AP Southeast Portfolio Partners, L.P., one of our subsidiaries, by using $138.0 million of availability under our Revolving Loan to repay the principal amount of the mortgage note plus the required yield maintenance premium for early maturity. On October 21, 1999, we borrowed $188.4 million from Monumental Life

Insurance Company, an affiliate of AEGON USA Realty Advisors, Inc., pursuant to one $94.2 million 7.77% mortgage note due 2009 and one $94.2 million 7.87% mortgage note due 2009, which notes are secured by 28 of our properties. We used the net proceeds from these mortgage loans, together with $2.1 million that we received from counterparties to settle two treasury lock agreements in September 1999, to repay amounts outstanding under our Revolving Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999. Revenues from rental operations decreased $2.5 million, or 1.8%, from $138.8 million for the three months ended September 30, 1998 to $136.3 million for the comparable period in 1999. The decrease is primarily a result of the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships), offset in part by the acquisition of 600,000 square feet of majority owned office, industrial and retail properties and the completion of 1.9 million square feet of development activity during the last three months of 1998 and the first nine months of 1999. Our in-service portfolio decreased from 44.7 million square feet at September 30, 1998 to 40.8 million square feet at September 30, 1999. Same property revenues, which are the revenues of the 582 in-service properties and 1,906 apartment units owned on July 1, 1998, increased 4.0% for the three months ended September 30, 1999, compared to the same three months of 1998.

     During the three months ended September 30, 1999, 303 leases representing
1.8 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 6.1% higher than the average rate per square foot on the expired leases.

     Interest and other income decreased $400,000, or 10%, from $4.0 million for the three months ended September 30, 1998 to $3.6 million for the comparable period in 1999. The decrease was a result of lower lease termination fees during the quarter, offset in part by additional income generated from management fees, development fees and leasing commissions. The Company generated $241,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses decreased $2.1 million, or 4.9%, from $43.1 million for the three months ended September 30, 1998 to $41.0 million for the comparable period in 1999. The decrease is primarily a result of the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships), offset in part by the acquisition of 600,000 square feet of majority owned office, industrial and retail properties and the completion of 1.9 million square feet of development activity during the last three months of 1998 and the first nine months of 1999. Rental operating expenses as a percentage of related revenues decreased from 31.1% for the three months ended September 30, 1998 to 30.1% for the comparable period in 1999.

     Depreciation and amortization for the three months ended September 30, 1999 and 1998 was $26.1 million and $24.5 million, respectively. The increase of $1.6 million, or 6.5%, is due to an increase in depreciable assets over the prior year. Interest expense decreased $2.7 million, or 9.3%, from $29.1 million for the three months ended September 30, 1998 to $26.4 million for the comparable period in 1999. The decrease is attributable to a decrease in the outstanding debt for the entire quarter. Interest expense for the three months ended September 30, 1999 and 1998 included $696,000 and $683,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.3% of rental revenue for the three months ended September 30, 1998 to 3.6% for the comparable period in 1999.

     Net income before minority interest and extraordinary item equaled $43.1 million and $40.3 million for the three months ended September 30, 1999 and 1998, respectively. The Company's net income allocated to minority interest totaled $5.1 million and $6.0 million for the three months ended September 30, 1999 and 1998, respectively. The Company recorded $8.1 million in preferred stock dividends for the three months ended September 30, 1999 and 1998.

     NINE MONTHS ENDED SEPTEMBER 30, 1999. Revenues from rental operations increased $72.9 million, or 20.7%, from $352.2 million for the nine months ended September 30, 1998 to $425.1 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.1 million square feet of majority owned office, industrial and retail properties and 2,325 apartment units in the J.C. Nichols merger that occurred in the third quarter of 1998, as well as an addition of 2.5 million square feet of majority owned office, industrial and retail properties related to acquisitions and the completion of development activity during the last three months of 1998 and the first nine months of 1999. These were offset by the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Our in-service portfolio decreased from 44.7 million square feet at September 30, 1998 to 40.8 million square feet at September 30, 1999. Same property revenues, which are the revenues of the 437 in-service properties owned on January 1, 1998, increased 3% for the nine months ended September 30, 1999, compared to the same nine months of 1998.

     During the nine months ended September 30, 1999, 1,058 leases representing
5.8 million square feet of office, industrial and retail space commenced at an average rate per square foot which was 5.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $5.5 million, or 63.2%, from $8.7 million for the nine months ended September 30, 1998 to $14.2 million for the comparable period in 1999. The increase was a result of higher cash balances during the nine months ended September 30, 1999 and additional income generated from management fees, development fees and leasing commissions. The Company generated $828,000 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $21.4 million, or 19.7%, from $108.7 million for the nine months ended September 30, 1998 to $130.1 million for the comparable period in 1999. The increase is primarily a result of the acquisition of 4.1 million square feet of majority owned office, industrial and retail properties and 2,325 apartment units in the merger with J.C. Nichols, as well as an addition of 2.5 million square feet of majority owned office, industrial and retail properties related to acquisitions and the completion of development activity during the last three months of 1998 and the first nine months of 1999. These were offset by the disposition of 6.4 million square feet of majority owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Rental operating expenses as a percentage of related revenues decreased from 30.9% for the nine months ended September 30, 1998 to 30.6% for the comparable period in 1999.

     Depreciation and amortization for the nine months ended September 30, 1999 and 1998 was $82.0 million and $62.0 million, respectively. The increase of $20.0 million, or 32.3%, is due to an increase in depreciable assets over the prior year. Interest expense increased $24.7 million, or 38.1%, from $64.8 million for the nine months ended September 30, 1998 to $89.5 million for the comparable period in 1999. The increase is attributable to the increase in the outstanding debt for the entire nine months. Interest expense for the nine months ended June 30, 1999 and 1998 included $2.2 million and $1.9 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses as a percentage of rental revenues were 4.0% for the nine months ended September 30, 1999 and 1998.

     Net income before minority interest and extraordinary item equaled $125.2 million and $111.6 million for the nine months ended September 30, 1999 and 1998, respectively. The Company's net income allocated to minority interest totaled $15.8 million and $17.9 million for the nine months ended September 30, 1999 and 1998, respectively. The Company recorded $24.4 million and $21.9 million in preferred stock dividends for the nine months ended September 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the nine months ended September 30, 1999, cash provided by operating activities decreased by $15.0 million, or 7.9%, to $174.5 million, as compared to $189.5 million for the same period in 1998. The decrease is due to a decrease in operating assets and liabilities, primarily as a result of the payment of real estate taxes in the first quarter of 1999, offset in part by an increase in net income due to property acquisitions in 1998 and 1999. Cash provided by investing activities was $93.4 million for the first nine months of 1999, as compared to $886.1 million used in investing activities for the same period in 1998. The increase is primarily due to the disposition of certain properties and the decline in acquisition activity during the nine months ended September 30, 1999, as compared to the same period in 1998. Cash used in financing activities was $251.8 million for the nine months ended September 30, 1999, as compared to $708.4 million provided by financing activities for the same period in 1998. The decrease is primarily due to the decrease in borrowings, an increase in payments on mortgages, notes payable and revolving loans as well as a decrease in equity offerings in the nine months ended September 30, 1999, as compared to the same period in 1998. Payments of distributions increased by $15.2 million to $114.7 million for the first nine months of 1999, from $99.5 million for the same period in 1998. The increase is due to the greater number of shares of Common Stock outstanding and a 4.8% increase in the distribution rate. Preferred stock dividend payments were $24.4 million for the nine months ended September 30, 1999, as compared to $21.9 million for the same period in 1998. The increase is due to the issuance of 8% Series D Cumulative Redeemable Preferred Shares in the first quarter of 1998.

     CAPITALIZATION. The Company's total indebtedness at September 30, 1999 totaled $1.8 billion and was comprised of $421.0 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.4 billion of unsecured indebtedness with a weighted average interest rate of 6.8%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our Revolving Loan and approximately $43.7 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on September 30, 1999.

     On July 1, 1999, we retired a $133.0 million 7.88% mortgage note that was secured by 44 of our properties held by AP Southeast Portfolio Partners, L.P., one of our subsidiaries, by using $138.0 million of availability under our Revolving Loan to repay the principal amount of the mortgage note plus the required yield maintenance premium for early maturity. On October 21, 1999, we borrowed $188.4 million from Monumental Life Insurance Company, an affiliate of AEGON USA Realty Advisors, Inc., pursuant to one $94.2 million 7.77% mortgage note due 2009 and one $94.2 million 7.87% mortgage note due 2009, which notes are secured by 28 of our properties. We used the net proceeds from these mortgage loans, together with $2.1 million that we received from counterparties to settle two treasury lock agreements in September 1999, to repay amounts outstanding under our Revolving Loan.

     Based on the Company's total market capitalization of $4.1 billion at September 30, 1999 (at the September 30, 1999 stock price of $25.88 and assuming the redemption for shares of Common Stock of the 9.1 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 44% of its total market capitalization.

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

     The following table sets forth information regarding our interest rate hedge contracts as of September 30, 1999:

                   NOTIONAL     MATURITY                                  FIXED        FAIR MARKET
TYPE OF HEDGE       AMOUNT        DATE      REFERENCE RATE                 RATE           VALUE
---------------   ----------   ----------   -----------------------   -------------   ------------
                              (DOLLARS IN THOUSANDS)
 Swap              $100,000      10/1/99    3-Month LIBOR             4.970%             $   97
 Swap                20,828      6/10/02    1-Month LIBOR + 0.75%     7.700                (800)
 Collar              80,000     10/15/01    1-Month LIBOR             5.60 - 6.25           141

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $180.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $141.0 million was available as of September 30, 1999);

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

RECENT DEVELOPMENTS

     On June 7, 1999, we sold approximately 3.3 million rentable square feet of non-core office and industrial properties and 49 acres of development land in the South Florida area for gross proceeds of approximately $323.0 million. In addition, during the nine months ended September 30, 1999, we sold approximately 1.9 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of approximately $137.5 million. The Company recorded a gain, net of income tax provision, of $2.9 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

     In addition, we currently have 2.3 million square feet of non-core office and industrial properties under contract for sale in various transactions totaling $181.9 million (including $165.3 related to the sale of various central Florida properties) and 1.7 million square feet of non-core office and industrial properties under various letters of intent for sale at $128.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the fourth quarter of this year and the first quarter of 2000. However, we can provide no assurance that all or part of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest up to $32.7 million of the net proceeds from recent disposition activity and up to $53.0 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under
Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.

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

     Our Information Technology Department is overseeing our operations level compliance program. With respect to our operations level IT software, we have completed all three phases of our Year 2000 remediation plan. As part of a standardization of our technology infrastructure in 1998, computer software that was not Year 2000 compliant was upgraded or replaced. These software upgrades were off-the-shelf Year 2000 compliant packages. Additionally, we successfully upgraded and tested a Year 2000 compliant version of our corporate accounting and property management software in December 1998. With respect to our operations level IT hardware, we have completed the assessment and validation phases of the remediation plan.

     Our Chief Operating Officer is overseeing our property level compliance program. We have completed our inventory of all of our properties' non-information technology systems. As part of the inventory process, we requested appropriate vendors and manufacturers to certify that their products are Year 2000 compliant. We have completed the renovation and validation phases of our remediation plan at the property level.

     With respect to Year 2000 issues relating to our customer base, we have not sought representations from our tenants with respect to their Year 2000 readiness because no one tenant represents more than 3% of our annualized rental revenue. With respect to suppliers and vendors, our material purchases are generally from those in competitive fields where others will be able to meet any of our needs unmet by suppliers or vendors with Year 2000 difficulties. Although we have no reason to expect a significant interruption of utility services for our properties, we have not received (nor sought) written assurances from utility providers that Year 2000 issues will not cause an interruption in service.

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

     o our remediation plan is complete.

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

     FFO and cash available for distribution for the three and nine month periods ended September 30, 1999 and 1998 are summarized in the following table (in thousands):

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                         -------------------------   --------------------------
                                                                             1999          1998          1999           1998
                                                                         -----------   -----------   ------------   -----------
FUNDS FROM OPERATIONS:
Income before minority interest and extraordinary item ...............    $ 43,061      $ 40,309      $ 125,158      $ 111,597
Add (deduct):
  Dividends to preferred shareholders ................................      (8,145)       (8,145)       (24,435)       (21,946)
  Cost of unsuccessful transactions ..................................          --           146             --            146
  Severance costs and other division closing expenses ................          --            --          1,233             --
  Gain on disposition of assets, net of income tax provision .........        (846)           --         (2,939)            --
  Depreciation and amortization ......................................      26,116        24,464         81,977         61,695
  Depreciation on unconsolidated subsidiaries ........................         892           311          2,114            311
                                                                          --------      --------      ---------      ---------
   FUNDS FROM OPERATIONS BEFORE MINORITY INTEREST ....................      61,078        57,085        183,108        152,073
CASH AVAILABLE FOR DISTRIBUTION:
Add (deduct):
  Rental income from straight-line rents .............................      (3,436)       (3,200)       (10,945)        (9,292)
  Amortization of deferred financing costs ...........................         696           683          2,208          1,915
  Non-incremental revenue generating capital expenditures (1):
   Building improvements paid ........................................      (2,114)       (1,986)        (6,589)        (4,683)
   Second generation tenant improvements paid ........................      (7,194)       (3,988)       (17,315)       (11,292)
   Second generation lease commissions paid ..........................      (3,000)       (5,530)       (10,613)        (9,041)
                                                                          --------      --------      ---------      ---------
     CASH AVAILABLE FOR DISTRIBUTION .................................    $ 46,030      $ 43,064      $ 139,854      $ 119,680
                                                                          ========      ========      =========      =========
Weighted average common shares/common units
  outstanding -- basic (2) ...........................................      70,959        68,711         70,521         63,845
                                                                          ========      ========      =========      =========
Weighted average common shares/common units
  outstanding -- diluted (2) .........................................      71,294        68,880         70,535         64,166
                                                                          ========      ========      =========      =========
DIVIDEND PAYOUT RATIO -- DILUTED:
  Funds from operations ..............................................        64.8%         65.2%          63.0%          65.8%
                                                                          ========      ========      =========      =========
  Cash available for distribution ....................................        86.0%         86.4%          82.5%          83.6%
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

     On October 20, 1999, the Company's Board of Directors declared a dividend of $.555 per share ($2.22 on an annualized basis) payable on November 19, 1999 to stockholders of record on November 10, 1998.

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

     o we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

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

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of September 30, 1999 and 1998:

                                  RENTABLE       NUMBER OF     PERCENT LEASED/
SEPTEMBER 30, 1999              SQUARE FEET     PROPERTIES       PRE-LEASED
----------------------------   -------------   ------------   ----------------
IN-SERVICE:
 Office ....................    27,293,000          403              94%
 Industrial ................    11,805,000          195              91%
 Retail(1) .................     1,676,000           19              91%
                                ----------          ---              --
  Total ....................    40,774,000          617              93%
                                ==========          ===              ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................     2,174,000           22              74%
 Industrial ................       383,000            3              55%
 Retail(1) .................       119,000            1              97%
                                ----------          ---              --
  Total ....................     2,676,000           26              72%
                                ==========          ===              ==
IN PROCESS
 Office ....................     2,350,000           13              78%
 Industrial ................       282,000            3              10%
 Retail(1) .................        81,000            1              82%
                                ----------          ---              --
  Total ....................     2,713,000           17              71%
                                ==========          ===              ==
TOTAL:
 Office ....................    31,817,000          438
 Industrial ................    12,470,000          201
 Retail(1) .................     1,876,000           21
                                ----------          ---
  Total ....................    46,163,000          660
                                ==========          ===
SEPTEMBER 30, 1998
-----------------------------
IN-SERVICE:
 Office ....................    30,857,000          453              94%
 Industrial ................    12,228,000          194              92%
 Retail(1) .................     1,662,000           18              96%
                                ----------          ---              --
  Total ....................    44,747,000          665              93%
                                ==========          ===              ==
DEVELOPMENT:
 COMPLETED -- NOT STABILIZED
 Office ....................       426,000            5              63%
 Industrial ................       241,000            3              28%
 Retail(1) .................            --          N/A               0%
                                ----------          ---              --
  Total ....................       667,000            8              50%
                                ==========          ===              ==
IN PROCESS
 Office ....................     4,637,000           37              64%
 Industrial ................       629,000            5              55%
 Retail(1) .................       200,000            2              36%
                                ----------          ---              --
  Total ....................     5,466,000           44              62%
                                ==========          ===              ==
TOTAL:
 Office ....................    35,920,000          495
 Industrial ................    13,098,000          202
 Retail(1) .................     1,862,000           20
                                ----------          ---
  Total ....................    50,880,000          717
                                ==========          ===

(1) Excludes basement space

     The following table sets forth certain information with respect to our properties under development as of September 30, 1999 (dollars in thousands):

                                               RENTABLE
                                                SQUARE     ESTIMATED    COST AT      PRE-LEASING     ESTIMATED       ESTIMATED
          NAME                 LOCATION          FEET         COST      9/30/99    PERCENTAGE (1)   COMPLETION   STABILIZATION (2)
------------------------ ------------------- ------------ ----------- ----------- ---------------- ------------ ------------------
       IN-PROCESS
OFFICE:
Capital One Bldg 3       Richmond               126,000    $ 15,046    $ 14,927          100%         4Q99             4Q99
Intermedia Building 1    Tampa                  200,000      27,040      15,063          100%         1Q00             1Q00
Intermedia Building 2    Tampa                   30,000       4,056         722          100%         1Q00             1Q00
Intermedia Building 3    Tampa                  170,000      22,984      14,619          100%         1Q00             1Q00
Caterpillar Financial
  Center                 Nashville              313,000      54,000      32,671           97%         1Q00             2Q00
IXL                      Richmond                57,000       6,875          --          100%         3Q00             3Q00
Intermedia Building 4    Tampa                  200,000      29,219       3,337          100%         3Q00             3Q00
Mallard Creek V          Charlotte              118,000      12,262       9,199           39%         4Q99             4Q00
Valencia Place           Kansas City            241,000      34,020      28,847           47%         1Q00             4Q00
Lakepoint II             Tampa                  225,000      34,106      20,546           81%         4Q99             4Q00
Intermedia Building 5    Tampa                  200,000      29,219       2,399          100%         3Q01             3Q01
Capital Plaza            Orlando                303,000      53,000      33,144           30%         1Q00             4Q01
Highwoods Tower II       Research Triangle      167,000      25,134          --           72%         1Q01             2Q02
                                                -------    --------    --------          ---
In-Process Office Total
  or Weighted Average                         2,350,000    $346,961    $175,474           78%
                                              ---------    --------    --------          ---
INDUSTRIAL:
ALO                      Piedmont Triad          27,000    $  1,055    $     --          100%         2Q00             2Q00
Air Park South
  Warehouse III          Piedmont Triad         120,000       3,626       1,693            0%         4Q99             3Q00
Bluegrass Valley I       Atlanta                135,000       5,664       1,320            0%         3Q00             4Q00
                                              ---------    --------    --------          ---
In-Process Industrial
  Total or Weighted
  Average                                       282,000    $ 10,345    $  3,013           10%
                                              ---------    --------    --------          ---
RETAIL:
Valencia Place           Kansas City             81,000    $ 14,712    $  9,616           82%         1Q00             4Q00
                                              ---------    --------    --------          ---
In-Process Retail
  Total or Weighted
  Average                                        81,000    $ 14,712    $  9,616           82%
                                              ---------    --------    --------          ---
Total or Weighted
  Average of all
  In-Process
  Development Projects                        2,713,000    $372,018    $188,103           71%
                                              =========    ========    ========          ===

----------
(1) Includes the effect of letters of intent.

(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                RENTABLE
                                                  SQUARE     ESTIMATED     COST AT     PRE-LEASING    ESTIMATED       ESTIMATED
            NAME              LOCATION            FEET         COST        9/30/99    PERCENTAGE (1)  COMPLETION   STABILIZATION (2)
---------------------------- ---------------- ------------ -----------   ----------- ---------------- ------------ -----------------
 COMPLETED -- NOT STABILIZED
OFFICE:
10 Glenlakes                 Atlanta              259,000    $ 35,100      $ 35,009           92%         1Q99             4Q99
Highwoods Center II @
  Tradepor                   Atlanta               54,000       4,825         4,199           56%         3Q99             4Q99
Parkway Plaza 11             Charlotte             32,000       2,600         2,414           66%         1Q99             4Q99
Highwoods Centre**           Hampton Roads        103,000       9,925         9,118           65%         4Q98             4Q99
Southwind Building D         Memphis               64,000       6,800         5,947           85%         2Q99             4Q99
Lakeview Ridge III           Nashville            131,000      13,100        10,453           97%         2Q99             4Q99
Overlook                     Research Triangle     97,000      11,203        10,644          100%         4Q98             4Q99
Red Oak                      Research Triangle     65,000       6,295         6,331           90%         4Q98             4Q99
Stony Point II               Richmond             136,000      13,881        12,384           53%         2Q99             4Q99
Interstate Corporate
  Center**                   Tampa                342,000      19,100        17,676           99%         1Q99             4Q99
Deerfield I                  Atlanta               50,000       4,382         3,286           62%         3Q99             1Q00
Parkway Plaza 12             Charlotte             22,000       1,800         1,521           90%         1Q99             1Q00
Parkway Plaza 14             Charlotte             90,000       7,690         6,454           58%         2Q99             1Q00
Lakefront Plaza I            Hampton Roads         77,000       7,477         7,394           30%         2Q99             1Q00
Westwood South               Nashville            125,000      13,530        12,387           94%         3Q99             1Q00
Concourse Center One         Piedmont Triad        86,000       8,400         7,355          100%         2Q99             1Q00
3737 Glenwood Ave.           Research Triangle    107,000      16,700        14,327           80%         3Q99             1Q00
Deerfield II                 Atlanta               67,000       6,994         4,232            0%         3Q99             2Q00
Belfort Park C1              Jacksonville          54,000       4,830         2,326           39%         3Q99             2Q00
Belfort Park C2              Jacksonville          31,000       2,730         2,554            0%         3Q99             2Q00
4101 Research Commons        Research Triangle     73,000       9,311         7,346           35%         3Q99             2Q00
Peachtree Corner             Atlanta              109,000       9,238         4,809           33%         3Q99             3Q00
                                                  -------    --------      --------          ---
Completed -- Not
  Stabilized Office Total
  or Weighted Average                           2,174,000    $215,911      $188,166           74%
                                                ---------    --------      --------          ---
INDUSTRIAL:
Air Park South
  Warehouse IV               Piedmont Triad        86,000    $  2,750      $  2,379           65%         4Q99             3Q00
HIW Distribution Center      Richmond             166,000       6,487         5,886           67%         1Q99             4Q99
Newpoint II                  Atlanta              131,000       5,167         4,425           33%         3Q99             2Q00
                                                ---------    --------      --------          ---
Completed -- Not
  Stabilized Industrial
  Total or Weighted
  Average                                         383,000    $ 14,404      $ 12,690           55%
                                                ---------    --------      --------          ---
RETAIL:
Seville Square               Kansas City          119,000    $ 32,100      $ 31,946           97%         2Q99             1Q00
                                                ---------    --------      --------          ---
Completed -- Not
  Stabilized Retail Total
  or Weighted Average                             119,000    $ 32,100      $ 31,946           97%
                                                ---------    --------      --------          ---
Total or Weighted
  Average of all
  Completed -- Not
  Stabilized
  Development Projects                          2,676,000    $262,415      $232,802           72%
                                                ---------    --------      --------          ---
Total or Weighted
  Average of all
  Development Projects                          5,389,000    $634,433      $420,904           72%
                                                =========    ========      ========          ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

                                                         RENTABLE
                                                          SQUARE         ESTIMATED         PRE-LEASING
                                                           FEET            COSTS          PERCENTAGE (1)
DEVELOPMENT ANALYSIS                                  -------------   ---------------   -----------------
                                                                    (DOLLARS IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
  Fourth Quarter 1999 .............................     1,130,000        $  115,337       83%
  First Quarter 2000 ..............................     1,076,000           146,159       86%
  Second Quarter 2000 .............................       696,000            84,087       60%
  Third Quarter 2000 ..............................       572,000            51,708       61%
  Fourth Quarter 2000 .............................       800,000           100,764       51%
  Third Quarter 2001 ..............................       200,000            29,219     100%
  Fourth Quarter 2001 .............................       303,000            53,000      30%
  Second Quarter 2002 .............................       167,000            25,134      72%
  Held for Sale ...................................       445,000            29,025      91%
                                                        ---------        ----------     ----
   Total or Weighted Average ......................     5,389,000        $  634,433      72%
                                                        =========        ==========     ====
SUMMARY BY MARKET:
  Atlanta .........................................       805,000            71,370      47%
  Charlotte .......................................       262,000            24,352      53%
  Hampton Roads ...................................        77,000             7,477      30%
  Jacksonville ....................................        85,000             7,560      25%
  Kansas City .....................................       441,000            80,832      67%
  Memphis .........................................        64,000             6,800      85%
  Nashville .......................................       569,000            80,630      96%
  Orlando .........................................       303,000            53,000      30%
  Piedmont Triad ..................................       319,000            15,831      53%
  Research Triangle ...............................       509,000            68,643      76%
  Richmond ........................................       485,000            42,289      76%
  Tampa ...........................................     1,025,000           146,624      96%
  Held for Sale ...................................       445,000            29,025      91%
                                                        ---------        ----------     ----
   Total or Weighted Average ......................     5,389,000        $  634,433      72%
                                                        =========        ==========     ====
   Build-to-Suit ..................................     1,010,000        $  135,494     100%
   Multi-Tenant ...................................     3,934,000           469,914      62%
   Held for Sale ..................................       445,000            29,025      91%
                                                        ---------        ----------     ----
   Total or Weighted Average ......................     5,389,000        $  634,433      72%
                                                        =========        ==========     ====
                                                        RENTABLE
                                                         SQUARE         ESTIMATED         PRE-LEASING
                                                          FEET            COSTS         PERCENTAGE (1)
                                                       ---------        ----------      -----------------
                                                                      (DOLLARS IN THOUSANDS)
PER PROPERTY TYPE:
  Office Total or Weighted Average ................       123,606        $   16,177      74%
  Industrial Total or Weighted Average ............       110,833             4,125      36%
  Retail Total or Weighted Average ................       100,000            23,406      91%
  Held for Sale Total or Weighted Average .........       222,500            14,513      91%
                                                      -----------        ----------     ----
  Total or Weighted Average .......................       125,326        $   14,754      72%
                                                      ===========        ==========     ====

----------
(1) Includes the effect of letters of intent.

     The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended September 30, June 30 and March 31, 1999 and December 31, 1998.

                                                                      OFFICE LEASING STATISTICS
                                                                          THREE MONTHS ENDED
                                          ----------------------------------------------------------------------------------
                                              9/30/99          6/30/99          3/31/99         12/31/98          AVERAGE
                                          --------------   --------------   --------------   --------------   --------------
NET EFFECTIVE RENTS RELATED TO
  RE-LEASED SPACE:
Number of lease transactions (signed
  leases)                                          234              290              276              308              277
Rentable square footage leased               1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
Average per rentable square foot over
  the lease term:
   Base rent                                $   14.61        $   15.60        $   14.84        $   16.54        $   15.40
   Tenant improvements                          ( 0.70)          ( 0.84)          ( 0.84)          ( 0.85)          ( 0.81)
   Leasing commissions                          ( 0.38)          ( 0.38)          ( 0.42)          ( 0.38)          ( 0.39)
   Rent concessions                             ( 0.03)          ( 0.03)          ( 0.02)          ( 0.03)          ( 0.03)
                                            ----------       ----------       ----------       ----------       ----------
   Effective rent                               13.50            14.35            13.56            15.28            14.17
   Expense stop (1)                             ( 3.92)          ( 4.21)          ( 3.55)          ( 3.96)          ( 3.91)
                                            ----------       ----------       ----------       ----------       ----------
   Equivalent effective net rent            $    9.58        $   10.14        $   10.01        $   11.32        $   10.26
                                            ==========       ==========       ==========       ==========       ==========
Average term in years                                4                4                5                4                4
                                            ==========       ==========       ==========       ==========       ==========
CAPITAL EXPENDITURES RELATED TO
  RE-LEASED SPACE:
Tenant Improvements:
  Total dollars committed under signed
   leases                                   $3,602,102       $5,073,153       $6,848,279       $4,886,517       $5,102,513
  Rentable square feet                       1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    3.55        $    3.82        $    4.87        $    3.78        $    4.05
                                            ==========       ==========       ==========       ==========       ==========
Leasing Commissions:
  Total dollars committed under signed
   leases                                   $1,560,041       $2,230,915       $3,047,978       $2,005,094       $2,211,007
  Rentable square feet                       1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    1.54        $    1.68        $    2.17        $    1.55        $    1.75
                                            ==========       ==========       ==========       ==========       ==========
Total:
  Total dollars committed under signed
   leases                                   $5,162,143       $7,304,068       $9,896,257       $6,891,611       $7,313,520
  Rentable square feet                       1,015,789        1,326,838        1,406,170        1,291,297        1,260,024
                                            ----------       ----------       ----------       ----------       ----------
  Per rentable square foot                  $    5.08        $    5.50        $    7.04        $    5.34        $    5.80
                                            ==========       ==========       ==========       ==========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass
  throughs                                  $   14.09        $   15.20        $   14.28        $   13.57        $   14.29
Average first year cash rental rate         $   14.93        $   15.61        $   15.01        $   14.47        $   15.01
                                            ----------       ----------       ----------       ----------       ----------
Percentage increase                               5.96%            2.70%            5.11%            6.63%            5.04%
                                            ==========       ==========       ==========       ==========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                    INDUSTRIAL LEASING STATISTICS
                                                                          THREE MONTHS ENDED
                                                ----------------------------------------------------------------------
                                                   9/30/99       6/30/99        3/31/99      12/31/98       AVERAGE
                                                ------------ -------------- -------------- ------------ --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
 SPACE:
Number of lease transactions (signed leases)            50             63             72           44             57
Rentable square footage leased                     815,044        589,835        837,616      582,758        706,313
Average per rentable square foot over the
 lease term:
   Base rent                                      $  4.86      $    5.55      $    5.12      $  4.71      $    5.06
   Tenant improvements                               (0.14)         (0.37)         (0.22)       (0.20)         (0.23)
   Leasing commissions                               (0.10)         (0.22)         (0.10)       (0.09)         (0.13)
   Rent concessions                                  0.00           (0.01)         0.00         0.00           (0.00)
                                                  --------     ----------     ----------     --------     ----------
   Effective rent                                    4.62           4.95           4.80         4.42           4.70
   Expense stop (1)                                  (0.18)         (0.28)         (0.28)       (0.25)         (0.25)
                                                  --------     ----------     ----------     --------     ----------
   Equivalent effective net rent                  $  4.44      $    4.67      $    4.52      $  4.17      $    4.45
                                                  ========     ==========     ==========     ========     ==========
 Average term in years                                   3              4              4            3              4
                                                  ========     ==========     ==========     ========     ==========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
 SPACE:
TENANT IMPROVEMENTS:
 Total dollars committed under signed leases      $692,497     $1,064,618     $  821,654     $712,108     $  822,719
 Rentable square feet                              815,044        589,835        837,616      582,758        706,313
                                                  --------     ----------     ----------     --------     ----------
 Per rentable square foot                         $  0.85      $    1.80      $    0.98      $  1.22      $    1.16
                                                  ========     ==========     ==========     ========     ==========
LEASING COMMISSIONS:
 Total dollars committed under signed leases      $271,184     $  527,815     $  315,101     $173,017     $  321,779
 Rentable square feet                              815,044        589,835        837,616      582,758        706,313
                                                  --------     ----------     ----------     --------     ----------
 Per rentable square foot                         $  0.33      $    0.89      $    0.38      $  0.30      $    0.46
                                                  ========     ==========     ==========     ========     ==========
TOTAL:
 Total dollars committed under signed leases      $963,681     $1,592,433     $1,136,755     $885,125     $1,144,498
 Rentable square feet                              815,044        589,835        837,616      582,758        706,313
                                                  --------     ----------     ----------     --------     ----------
 Per rentable square foot                         $  1.18      $    2.70      $    1.36      $  1.52      $    1.62
                                                  ========     ==========     ==========     ========     ==========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs     $  4.63      $    5.17      $    4.91      $  4.62      $    4.83
Average first year cash rental rate               $  4.78      $    5.62      $    4.91      $  4.72      $    5.01
                                                  --------     ----------     ----------     --------     ----------
Percentage increase                                   3.24%          8.70%          0.00%        2.16%          3.73%
                                                  ========     ==========     ==========     ========     ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

                                                                           RETAIL LEASING STATISTICS
                                                                               THREE MONTHS ENDED
                                                  ----------------------------------------------------------------------------
                                                     9/30/99         6/30/99         3/31/99       12/31/98         AVERAGE
                                                  ------------   --------------   ------------   ------------   --------------
NET EFFECTIVE RENTS RELATED TO RE-LEASED
  SPACE:
Number of lease transactions (signed leases)              19               29             25             15               22
Rentable square footage leased                        70,706          159,484         62,638         29,706           80,634
Average per rentable square foot over the
  lease term:
   Base rent                                        $ 24.58        $   14.48        $ 15.37        $ 16.34        $   17.69
   Tenant improvements                                ( 0.66)          ( 1.46)        ( 0.45)        ( 1.66)          ( 1.06)
   Leasing commissions                                ( 0.37)          ( 0.39)        ( 0.39)        ( 0.76)          ( 0.48)
   Rent concessions                                    0.00            ( 0.02)        ( 0.02)        ( 0.56)          ( 0.15)
                                                    --------       ----------       --------       --------       ----------
   Effective rent                                     23.55            12.61          14.51          13.36            16.00
   Expense stop (1)                                    0.00             0.00          ( 0.27)        ( 1.79)          ( 0.52)
                                                    --------       ----------       --------       --------       ----------
   Equivalent effective net rent                    $ 23.55        $   12.61        $ 14.24        $ 11.57        $   15.48
                                                    ========       ==========       ========       ========       ==========
  Average term in years                                    5                6              6              5                6
                                                    ========       ==========       ========       ========       ==========
CAPITAL EXPENDITURES RELATED TO RE-LEASED
  SPACE:
TENANT IMPROVEMENTS:
  Total dollars committed under signed leases       $437,735       $2,784,277       $248,531       $319,620       $  947,541
  Rentable square feet                                70,706          159,484         62,638         29,706           80,634
                                                    --------       ----------       --------       --------       ----------
  Per rentable square foot                          $  6.19        $   17.46        $  3.97        $ 10.76        $   11.75
                                                    ========       ==========       ========       ========       ==========
LEASING COMMISSIONS:
  Total dollars committed under signed leases       $124,241       $  393,991       $153,872       $123,047       $  198,788
  Rentable square feet                                70,706          159,484         62,638         29,706           80,634
                                                    --------       ----------       --------       --------       ----------
  Per rentable square foot                          $  1.76        $    2.47        $  2.46        $  4.14        $    2.47
                                                    ========       ==========       ========       ========       ==========
TOTAL:
  Total dollars committed under signed leases       $561,976       $3,178,268       $402,403       $442,667       $1,146,328
  Rentable square feet                                70,706          159,484         62,638         29,706           80,634
                                                    --------       ----------       --------       --------       ----------
  Per rentable square foot                          $  7.95        $   19.93        $  6.42        $ 14.90        $   14.22
                                                    ========       ==========       ========       ========       ==========
RENTAL RATE TRENDS:
Average final rate with expense pass throughs       $ 19.12        $    9.91        $ 10.92        $ 15.91        $   13.97
Average first year cash rental rate                 $ 22.30        $   14.20        $ 16.22        $ 18.16        $   17.72
                                                    --------       ----------       --------       --------       ----------
Percentage increase                                    16.63%           43.29%         48.53%         14.14%           26.89%
                                                    ========       ==========       ========       ========       ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintainance) which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of September 30, 1999 assuming no tenant exercises renewal options.

OFFICE PROPERTIES:

                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         421      1,289,750              4.9%             $ 19,490         $  15.11             4.7%
         2000               764      3,136,893             11.8%               50,305            16.04            12.1%
         2001               696      4,021,362             15.1%               65,274            16.23            15.7%
         2002               673      4,033,692             15.2%               64,251            15.93            15.5%
         2003               506      4,032,148             15.2%               62,928            15.61            15.2%
         2004               358      2,960,736             11.1%               46,378            15.66            11.2%
         2005               111      1,534,115              5.8%               23,393            15.25             5.6%
         2006                60      1,479,873              5.6%               23,226            15.69             5.6%
         2007                29        765,428              2.9%               12,490            16.32             3.0%
         2008                54      1,732,631              6.5%               24,903            14.37             6.0%
 2009 and thereafter        107      1,569,677              5.9%               22,387            14.26             5.4%
                            ---      ---------            -----              --------         --------           -----
                          3,779     26,556,305            100.0%             $415,025         $  15.63           100.0%
                          =====     ==========            =====              ========         ========           =====
INDUSTRIAL PROPERTIES:
                                                                                              AVERAGE
                                                                                               ANNUAL       PERCENTAGE OF
                                      TOTAL          PERCENTAGE OF        ANNUAL RENTS      RENTAL RATE     LEASED RENTS
                                     RENTABLE    LEASED SQUARE FOOTAGE   UNDER EXPIRING      PER SQUARE      REPRESENTED
    YEAR OF LEASE      NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION         LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
--------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
 Remainder of 1999        113         887,124              8.0%              $ 4,804          $  5.42             8.1%
          2000            193       2,231,642             20.3%               11,238             5.04            19.1%
          2001            158       1,684,079             15.2%                8,521             5.06            14.4%
          2002            134       1,805,174             16.3%                8,237             4.56            13.9%
          2003             62         788,147              7.1%                4,446             5.64             7.5%
          2004             62       2,128,104             19.3%               10,663             5.01            18.0%
          2005             15         244,501              2.2%                1,741             7.12             2.9%
          2006             10         398,105              3.6%                2,902             7.29             4.9%
          2007              3         128,125              1.2%                  943             7.36             1.6%
          2008              6         247,737              2.2%                1,988             8.02             3.4%
2009 and thereafter        18         503,526              4.6%                3,662             7.27             6.2%
                          ---       ---------            -----               -------          -------           -----
                          774      11,046,264            100.0%              $59,145          $  5.35           100.0%
                          ===      ==========            =====               =======          =======           =====

----------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

RETAIL PROPERTIES:

                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         44         145,060              9.0%              $ 1,678         $  11.57             5.9%
         2000               72         198,827             12.3%                3,051            15.34            10.6%
         2001               60         147,044              9.2%                3,430            23.33            12.0%
         2002               52         167,333             10.3%                2,730            16.31             9.5%
         2003               49         151,124              9.3%                3,353            22.19            11.7%
         2004               28         157,033              9.7%                1,766            11.25             6.2%
         2005               14          45,724              2.8%                1,342            29.35             4.7%
         2006               17          64,946              4.0%                1,486            22.88             5.2%
         2007               10          54,637              3.4%                1,060            19.40             3.7%
         2008               14          81,075              5.0%                2,465            30.40             8.6%
 2009 and thereafter        28         404,783             25.0%                6,316            15.60            21.9%
                            --         -------            -----               -------         --------           -----
                           388       1,617,586            100.0%              $28,677         $  17.73           100.0%
                           ===       =========            =====               =======         ========           =====
TOTAL:
                                                                                               AVERAGE
                                                                           ANNUAL RENTS         ANNUAL       PERCENTAGE OF
                                       TOTAL          PERCENTAGE OF            UNDER         RENTAL RATE     LEASED RENTS
        YEAR OF                       RENTABLE    LEASED SQUARE FOOTAGE      EXPIRING         PER SQUARE      REPRESENTED
         LEASE          NUMBER OF   SQUARE FEET       REPRESENTED BY        LEASES (1)         FOOT FOR       BY EXPIRING
      EXPIRATION          LEASES      EXPIRING       EXPIRING LEASES      (IN THOUSANDS)   EXPIRATIONS (1)      LEASES
---------------------- ----------- ------------- ----------------------- ---------------- ----------------- --------------
  Remainder of 1999         578      2,321,934              5.9%             $ 25,972         $  11.19             5.2%
         2000             1,029      5,567,362             14.2%               64,594            11.60            12.8%
         2001               914      5,852,485             14.9%               77,225            13.20            15.3%
         2002               859      6,006,199             15.2%               75,218            12.52            15.0%
         2003               617      4,971,419             12.7%               70,727            14.23            14.1%
         2004               448      5,245,873             13.4%               58,807            11.21            11.7%
         2005               140      1,824,340              4.7%               26,476            14.51             5.3%
         2006                87      1,942,924              5.0%               27,614            14.21             5.5%
         2007                42        948,190              2.4%               14,493            15.28             2.9%
         2008                74      2,061,443              5.3%               29,356            14.24             5.8%
 2009 and thereafter        153      2,477,986              6.3%               32,365            13.06             6.4%
                          -----      ---------            -----              --------         --------           -----
                          4,941     39,220,155            100.0%             $502,847         $  12.82           100.0%
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

     CERTAIN VARIABLE RATE DEBT. As of September 30, 1999, the Company had approximately $314.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2000, our interest expense would be increased or decreased approximately $3.1 million. In addition, as of September 30, 1999, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at September 30, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- CAPITALIZATION." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 1999 would increase by approximately $2.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 1999 would decrease by approximately $2.0 million.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations. We intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motions to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter is proceeding. Due to the inherent uncertainties of the litigation process, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS -- NA

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NA

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NA

ITEM 5. OTHER INFORMATION -- NA

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NO.     DESCRIPTION
-------------   ------------------------
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

Date: November 15, 1999