Form 10-K
period 1999-12-31
HIGHWOODS PROPERTIES INC
filed 2000-03-30
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934  For the fiscal year ended December 31, 1999

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from________to________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 20, 2000 was $1,181,083,785. As of March 20, 2000, there were 59,994,513 shares of common stock, $.01 par value, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 24, 2000 are incorporated by reference in Part III Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HIGHWOODS PROPERTIES, INC.


                               TABLE OF CONTENTS



 Item No.                                                                                   Page No.
----------                                                                                 ---------
                  PART I
  1.         Business ..................................................................   3
  2.         Properties ................................................................   10
  3.         Legal Proceedings .........................................................   15
  4.         Submission of Matters to a Vote of Security Holders .......................   15
  X.         Executive Officers of the Registrant ......................................   16

                  PART II
  5.         Market for Registrant's Common Stock and Related Stockholder Matters ......   17
  6.         Selected Financial Data ...................................................   18
  7.         Management's Discussion and Analysis of Financial Condition and Results
               of Operations ...........................................................   19
 7A.         Quantitative and Qualitative Disclosures About Market Risk ................   28
  8.         Financial Statements and Supplementary Data ...............................   28
  9.         Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ....................................................   28

                  PART III
 10.         Directors and Executive Officers of the Registrant ........................   29
 11.         Executive Compensation ....................................................   29
 12.         Security Ownership of Certain Beneficial Owners and Management ............   29
 13.         Certain Relationships and Related Transactions ............................   29

                  PART IV
 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........   30

                                     PART I

     WE REFER TO (1) HIGHWOODS PROPERTIES, INC. AS THE "COMPANY," (2) HIGHWOODS REALTY LIMITED PARTNERSHIP (FORMERLY HIGHWOODS/FORSYTH LIMITED PARTNERSHIP) AS THE "OPERATING PARTNERSHIP," (3) THE COMPANY'S COMMON STOCK AS "COMMON STOCK" AND (4) THE OPERATING PARTNERSHIP'S COMMON PARTNERSHIP INTERESTS AS "COMMON UNITS."


ITEM 1. BUSINESS

General

     The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Originally founded to oversee the development, leasing and management of the 201-acre Highwoods Office Center in Raleigh, North Carolina, we have since evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 1999, we

   o owned or had a majority interest in 563 in-service office, industrial and retail properties, encompassing approximately 39.0 million rentable square feet and 1,885 apartment units;

   o owned an interest (50% or less) in 42 in-service office and industrial properties, encompassing approximately 3.5 million rentable square feet and 418 apartment units;

   o owned 1,473 acres (and have agreed to purchase an additional 317 acres over the next three years) of undeveloped land suitable for future development; and

   o were developing an additional 41 properties, which will encompass approximately 4.8 million rentable square feet.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 1999, the Company owned 87% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     We also provide leasing, property management, real estate development, construction and other services for our properties as well as for third parties. We conduct our third-party, fee-based services through Highwoods Services, Inc., a subsidiary of the Operating Partnership, and through Highwoods/ Tennessee Properties, Inc., a wholly owned subsidiary of the Company.

     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.


Operating Strategy

     Diversification. Since the Company's initial public offering in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. Our in-service portfolio has expanded from 41 North Carolina office properties (40 of which were in the Research Triangle area of North Carolina) to 605 in-service office, industrial and retail properties and 2,303 apartment units in 17 markets in the Southeast and Midwest.

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

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we have continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Approximately two-thirds of our properties were either developed by us or are managed on a day-to-day basis by personnel who previously managed, leased and/or developed those properties before their acquisition by us.

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

     o the selective disposition of non-core assets; and

     o the sale or contribution of certain of our wholly-owned properties to strategic joint ventures formed with selected institutional investors.

Recent Developments

     The following table summarizes the acquisitions and dispositions completed during 1999 as well as assets contributed to joint ventures in 1999 ($ in thousands):


     Acquisition Activity



                                                        Acquisition
                                           Building       Closing        Rentable       Initial
Property                      Market       Type (1)        Date        Square Feet       Cost
---------------------------   ----------- ----------   ------------   -------------   ----------
     Cypress Commons          Tampa           O          06/04/99     114,000         $ 12,000
     Cypress Center           Tampa           O          06/30/99      83,000            8,000
     5404 Cypress Center      Tampa           O          07/21/99     153,000           15,700
     Century Plaza I & II     Atlanta         O          09/01/99     206,000           19,500
     3322 West End            Nashville       O          10/08/99     216,000           30,100
     Innsbrook Center         Richmond        O          12/27/99      67,000            7,625
     Mercer Plaza             Richmond        O          12/27/99     121,000           13,875
                                                                      -------         --------
      Total                                                           960,000         $106,800
                                                                      =======         ========

  DISPOSITION ACTIVITY



                                                       Building     Date       Rentable      Sales
Property                          Market               Type (1)     Sold     Square Feet     Price
--------------------------------  ------------------- ---------- ---------- ------------- -----------
     Members Warehouse            Piedmont Triad           I     04/01/99        80,000    $  2,200
     Comeau Building              South Florida            O     04/20/99        87,000       4,200
     South Florida portfolio      South Florida           O/I    06/07/99     3,275,000     323,000
     Phoenix Building             Research Triangle        O     06/07/99        26,000       3,000
     Baltimore portfolio          Baltimore                O     06/30/99       737,000      82,200
     Grassy Creek                 Piedmont Triad           I     06/30/99       665,000      17,300
     Virginia Center Tech Park    Richmond                 O     08/02/99       120,000       8,500
     1765 The Exchange            Atlanta                  O     08/12/99        90,000       7,400
     4000 Old Court Medical       Baltimore                O     08/12/99        42,000       5,800
     Cotton Building              Research Triangle        O     08/31/99        40,000       3,600
     4000 Aerial Center           Research Triangle        O     09/02/99        25,000       3,300
     Georgetown Market Place      Kansas City              R     11/10/99        95,000       7,625
     Riverside Building           Hampton Roads            O     12/10/99        87,000       8,250
     Central Florida portfolio    Orlando/Tampa           O/I    12/20/99     2,122,000     165,329
     Florida Flex                 Tampa                   O/I    12/22/99       751,000      45,700
     Clearwater Tower             Tampa                    O     12/29/99       100,000       8,300
     Penn Wick, Tama & Cole
      Garden                      Kansas City              M     12/31/99        N/A            675
                                                                              ---------    --------
      Total                                                                   8,342,000    $696,379
                                                                              =========    ========

  JOINT VENTURE ACTIVITY



                                                                        Rentable
                                            Building        Date         Square
Name                            Market      Type (1)    Contributed       Feet        Proceeds
-----------------------------   ---------- ----------  -------------  ------------  -----------
     Dreilander-Fonds 98/29     Various        O         03/15/99      1,198,000    $142,000
                                                                       ---------    --------
      Total                                                            1,198,000    $142,000
                                                                       =========    ========

----------
(1) O = Office
     I  = Industrial
     R = Retail
     M = Multifamily

DEVELOPMENT ACTIVITY

     The following table summarizes the 24 development projects placed in service during 1999 ($ in thousands):


     Placed In Service



                                                                 Month
                                                   Building     Placed      Number of     Rentable     Initial
Name                          Market               Type (1)   in Service   Properties   Square Feet    Cost (2)
----------------------------- ------------------- ---------- ------------ ------------ ------------- -----------
Newpoint Place III            Atlanta                  O        Feb-99          1          84,000       $3,358
Chastain Place II             Atlanta                  O        Mar-99          1           64,000       2,773
Chastain Place III            Atlanta                  O        Mar-99          1           58,000       2,253
Highwoods Center I at
 Tradeport                    Atlanta                  O        Apr-99          1           46,000       3,603
Airpark South Warehouse VI    Piedmont Triad           I        Apr-99          1          189,000       7,714
Bluegrass Lakes I             Atlanta                  I        Jun-99          1          112,000       4,883
Capital One Building 1        Richmond                 O        Jun-99          1          126,000      12,387
Eastshore II                  Richmond                 O        Jun-99          1           77,000       7,701
Highwoods Common              Richmond                 O        Jun-99          1           49,000       4,916
Ridgefield III                Asheville                O        Jul-99          1           57,000       5,642
Tradeport I                   Atlanta                  I        Jul-99          1           87,000       3,323
Tradeport II                  Atlanta                  I        Jul-99          1           87,000       4,110
Capital One Building II       Richmond                 O        Jul-99          1           44,000       4,569
Patewood VI                   Greenville               O        Aug-99          1          107,000      12,675
Air Park South Warehouse II   Piedmont Triad           I        Aug-99          1          136,000       3,315
CNA Maitland III              Orlando                  O        Aug-99          1           79,000       9,874
Cool Springs I                Nashville                O        Sep-99          1          153,000      16,361
Highwoods Centre              Research Triangle        O        Sep-99          1           76,000       8,789
Situs II                      Research Triangle        O        Sep-99          1           59,000       6,826
Capital One Building 3        Richmond                 O        Oct-99          1          126,000      13,230
Highwoods Centre              Hampton Roads            O        Nov-99          1          103,000       9,501
Overlook                      Research Triangle        O        Nov-99          1           97,000      11,257
Concourse Center One          Piedmont Triad           O        Dec-99          1           86,000       9,078
Red Oak                       Research Triangle        O        Dec-99          1           65,000       6,740
                                                                                -          -------      ------
Total                                                                          24        2,167,000    $174,878
                                                                               ==        =========    ========

----------
(1) O = Office
    I = Industrial

(2) Initial Cost includes estimated amounts required to complete the project, including tenant improvement costs.

     We had 33 suburban office properties, six industrial properties and two retail properties under development totaling 4.8 million rentable square feet of office and industrial space at December 31, 1999. The following table summarizes these development projects as of December 31, 1999:


     IN-PROCESS



                                                Rentable    Estimated    Cost at     Pre-Leasing     Estimated       Estimated
          Name                  Market        Square Feet      Cost     12/31/99   Percentage (1)   Completion   Stabilization (2)
------------------------ ------------------- ------------- ----------- ---------- ---------------- ------------ ------------------
                                                              ($ in thousands)
Office:
Caterpillar Financial
 Center                  Nashville             313,000     $ 54,000    $ 38,938          100%         1Q00             1Q00
Eastshore I              Richmond               68,000        7,535       6,335          100          1Q00             1Q00
Eastshore III            Richmond               80,000        8,580       8,613          100          1Q00             1Q00
Intermedia Building 1    Tampa                 200,000       27,040      21,170          100          1Q00             1Q00
Intermedia Building 2    Tampa                  30,000        4,056         376          100          1Q00             1Q00
Intermedia Building 3    Tampa                 170,000       22,984      18,500          100          1Q00             1Q00
Genus                    Orlando                30,000        3,307          --          100          3Q00             3Q00
iXL                      Richmond               57,000        6,875          --          100          3Q00             3Q00
Intermedia Building 4    Tampa                 200,000       29,219       5,158          100          3Q00             3Q00
Valencia Place           Kansas City           241,000       34,850      30,734           80          1Q00             4Q00
ECPI Build-to-suit       Piedmont Triad         30,000        3,020         843          100          3Q00             4Q00
Intermedia Building 5    Tampa                 200,000       29,219       2,562          100          3Q01             3Q01
Capital Plaza            Orlando               303,000       53,000      34,027           40          1Q00             4Q01
Highwoods Tower II       Research Triangle     167,000       25,134       1,495           72          1Q01             2Q02
                                               -------     --------    --------          ---
In-Process
 Office Total
 or Weighted Average                         2,089,000     $308,819    $168,751           87%
                                             =========     ========    ========          ===
Industrial:
ALO                      Piedmont Triad         27,000     $  1,055    $    287          100%         2Q00             2Q00
Bluegrass Valley I       Atlanta               135,000        5,664       2,829          100          3Q00             4Q00
                                             ---------     --------    --------          ---
In-Process Industrial
 Total or Weighted
 Average                                       162,000     $  6,719    $  3,116          100%
                                             =========     ========    ========          ===
Retail:
Valencia Place           Kansas City            81,000     $ 16,650    $ 10,245           83%         1Q00             4Q00
                                             ---------     --------    --------          ---
In-Process Retail Total
 or Weighted Average                            81,000     $ 16,650    $ 10,245           83%
                                             =========     ========    ========          ===
Total or Weighted
 Average of all
 In-Process
 Development
 Projects                                    2,332,000     $332,188    $182,112           88%
                                             =========     ========    ========          ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     COMPLETED-NOT STABILIZED

                                                 Rentable    Estimated    Cost at
           Name                  Market        Square Feet      Cost     12/31/99
------------------------- ------------------- ------------- ----------- ----------
                                                               ($ in thousands)
Office:
Deerfield I               Atlanta                50,000     $  4,382    $  3,895
Parkway Plaza 12          Charlotte              22,000        1,800       1,652
Lakefront Plaza I         Hampton Roads          77,000        7,477       7,718
Southwind Building D      Memphis                64,000        6,800       7,122
Westwood South            Nashville             125,000       13,530      13,329
3737 Glenwood Ave.        Research Triangle     108,000       16,700      16,529
10 Glenlake South         Atlanta               259,000       35,100      36,732
Deerfield II              Atlanta                67,000        6,994       4,578
Highwoods Center II @
 Tradeport                Atlanta                54,000        4,825       4,316
Parkway Plaza 11          Charlotte              32,000        2,600       2,511
Parkway Plaza 14          Charlotte              90,000        7,690       6,829
Belfort Park C1           Jacksonville           50,000        4,830       1,996
Belfort Park C2           Jacksonville           36,000        2,730       2,434
4101 Research Commons     Research Triangle      73,000        9,311       8,437
Stony Point II            Richmond              136,000       13,881      12,794
HIW Center @ Peachtree
 Corners                  Atlanta               109,000        9,238       5,881
Mallard Creek V           Charlotte             118,000       12,262      10,488
Lakeview Ridge III        Nashville             131,000       13,100      10,989
Lakpoint II               Tampa                 225,000       34,106      22,960
                                                -------     --------    --------
Completed-Not Stabilized
 Office Total or
 Weighted Average                             1,826,000     $207,356    $181,190
                                              =========     ========    ========
Industrial:
Air Park South
 Warehouse III            Piedmont Triad        120,000     $  3,626    $  2,894
Air Park South
 Warehouse IV             Piedmont Triad         86,000        2,750       2,679
HIW Distribution Center   Richmond              166,000        6,487       6,328
Newpoint II               Atlanta               131,000        5,167       4,825
                                              ---------     --------    --------
Completed-Not Stabilized
 Industrial Total or
 Weighted Average                               503,000     $ 18,030    $ 16,726
                                              =========     ========    ========
Retail:
Seville Square            Kansas City            99,000     $ 21,000    $ 20,791
                                              ---------     --------    --------
Completed-Not Stabilized
 Retail Total or
 Weighted Average                                99,000     $ 21,000    $ 20,791
                                              =========     ========    ========
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development Projects                         2,428,000     $246,386    $218,707
                                              =========     ========    ========
Total or Weighted
 Average of all
 Development Projects                         4,760,000     $578,574    $400,819
                                              =========     ========    ========



                               Percent
                               leased/       Estimated       Estimated
           Name            Pre-leased (1)   Completion   Stabilization (2)
------------------------- ---------------- ------------ ------------------
Office:
Deerfield I                      100%         3Q99             1Q00
Parkway Plaza 12                  95          1Q99             1Q00
Lakefront Plaza I                 96          2Q99             1Q00
Southwind Building D              97          2Q99             1Q00
Westwood South                    94          3Q99             1Q00
3737 Glenwood Ave.                92          3Q99             1Q00
10 Glenlake South                 90          1Q99             2Q00
Deerfield II                      --          3Q99             2Q00
Highwoods Center II @
 Tradeport                        56          3Q99             2Q00
Parkway Plaza 11                  64          1Q99             2Q00
Parkway Plaza 14                  57          2Q99             2Q00
Belfort Park C1                   28          3Q99             2Q00
Belfort Park C2                   38          3Q99             2Q00
4101 Research Commons             66          3Q99             2Q00
Stony Point II                    78          2Q99             2Q00
HIW Center @ Peachtree
 Corners                          59          3Q99             3Q00
Mallard Creek V                   49          4Q99             4Q00
Lakeview Ridge III                60          2Q99             4Q00
Lakpoint II                       75          4Q99             4Q00
                                 ---
Completed-Not Stabilized
 Office Total or
 Weighted Average                 72%
                                 ===
Industrial:
Air Park South
 Warehouse III                   100%         4Q99             1Q00
Air Park South
 Warehouse IV                    100          4Q99             1Q00
HIW Distribution Center           82          1Q99             2Q00
Newpoint II                       33          3Q99             2Q00
                                 ---
Completed-Not Stabilized
 Industrial Total or
 Weighted Average                 77%
                                 ===
Retail:
Seville Square                    97%         2Q99             3Q00
                                 ---
Completed-Not Stabilized
 Retail Total or
 Weighted Average                 97%
                                 ===
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development Projects             74%
                                 ===
Total or Weighted
 Average of all
 Development Projects             81%
                                 ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     DEVELOPMENT ANALYSIS


                                            Rentable       Estimated       Pre-Leasing
                                          Square Feet         Cost        Percentage (1)
                                         ------------- ----------------- ---------------
                                                        ($ in thousands)
SUMMARY BY ESTIMATED STABILIZATION DATE
 First Quarter 2000                        1,436,000        $173,783            99%
 Second Quarter 2000                       1,121,000         100,670            65
 Third Quarter 2000                          495,000          69,639            90
 Fourth Quarter 2000                         961,000         119,652            76
 Third Quarter 2001                          200,000          29,219           100
 Fourth Quarter 2001                         303,000          53,000            40
 Second Quarter 2002                         167,000          25,134            72
 Held for Sale                                77,000           7,477            96
                                           ---------        --------           ---
 Total or Weighted Average                 4,760,000        $578,574            81%
                                           =========        ========           ===
SUMMARY BY MARKET:
 Atlanta                                     805,000        $ 71,370            69%
 Charlotte                                   262,000          24,352            57
 Jacksonville                                 86,000           7,560            32
 Kansas City                                 421,000          72,500            85
 Memphis                                      64,000           6,800            97
 Nashville                                   569,000          80,630            89
 Orlando                                     333,000          56,307            45
 Piedmont Triad                              263,000          10,451           100
 Research Triangle                           348,000          51,145            77
 Richmond                                    507,000          43,358            88
 Tampa                                     1,025,000         146,624            95
 Held for Sale                                77,000           7,477            96
                                           ---------        --------           ---
 Total or Weighted Average                 4,760,000        $578,574            81%
                                           =========        ========           ===
 Build-to-Suit                             1,092,000        $142,890           100%
 Multi-tenant                              3,591,000         428,207            74
 Held for Sale                                77,000           7,477            96
                                           ---------        --------           ---
 Total or Weighted Average                 4,760,000        $578,574            81%
                                           =========        ========           ===


                              Average
                             Rentable         Average
                              Square         Estimated          Average
                               Feet             Cost        Pre-Leasing (1)
                            ----------   ----------------- ----------------
                                          ($ in thousands)
AVERAGE PER PROPERTY TYPE:
 Office                      119,938          $15,897              79%
 Industrial                  110,833            4,125              82
 Retail                       90,000           18,825              91
 Held for Sale                77,000            7,477              96
                             -------          -------              --
 Weighted Average            116,098          $14,112              81%
                             =======          =======              ==

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


EMPLOYEES
     As of December 31, 1999, the Company employed 536 persons, as compared to 691 at December 31, 1998.

ITEM 2. PROPERTIES

General

     As of December 31, 1999, we owned or had a majority interest in 563 in-service office, industrial and retail properties, encompassing approximately
39.0 million rentable square feet and 1,885 apartment units. The following table sets forth certain information about our majority-owned in-service properties at December 31, 1999 in each of our 17 markets:



                                                                    Percentage of December 1999 Rental Revenue
                                Rentable                     --------------------------------------------------------
                             Square Feet (1)  Occupancy (2)   Office   Industrial   Retail   Multi-Family     Total
                            ---------------- --------------- -------- ------------ -------- -------------- ----------
Piedmont Triad ............     8,691,000           93%         6.4%       4.7%        --          --          11.1%
Atlanta ...................     6,003,000           94          9.4        2.9         --          --          12.3
Research Triangle .........     4,871,000           94         14.4        0.4         --          --          14.8
Tampa .....................     3,360,000           97         11.1        0.3         --          --          11.4
Kansas City ...............     3,014,000           94          3.6        0.4        5.7%        3.6%         13.3
Nashville .................     2,419,000           90          7.0        0.7         --          --           7.7
Richmond ..................     2,127,000           98          5.6        0.2         --          --           5.8
Charlotte .................     1,893,000           92          3.6        0.6         --          --           4.2
Orlando ...................     1,713,000           95          5.4         --         --          --           5.4
Jacksonville ..............     1,488,000           87          3.7         --         --          --           3.7
Greenville ................     1,220,000           94          3.1        0.2         --          --           3.3
Memphis ...................       779,000           99          3.1         --         --          --           3.1
Columbia ..................       426,000           81          1.1         --         --          --           1.1
Tallahassee ...............       413,000           98          1.4         --         --          --           1.4
Hampton Roads .............       279,000           84          0.4        0.2         --          --           0.6
Asheville .................       180,000           88          0.3        0.1         --          --           0.4
Other .....................       100,000           93          0.4         --         --          --           0.4
                                ---------           --         ----       ----        ---         ---         -----
Total .....................    38,976,000           94%        80.0%      10.7%       5.7%        3.6%        100.0%
                               ==========           ==         ====       ====        ===         ===         =====

----------
(1) Excludes Kansas City's basement space and apartment units.
(2) Excludes Kansas City's apartment occupancy percentage of 96%.

     The following table sets forth certain information about the portfolio of our majority-owned in-service and development properties as of December 31, 1999 and 1998:


                                              December 31, 1999              December 31, 1998
                                         ----------------------------   ---------------------------
                                                            Percent                       Percent
                                            Rentable        Leased/        Rentable       Leased/
                                          Square Feet     Pre-Leased     Square Feet     Pre-leased
                                         -------------   ------------   -------------   -----------
In-Service
 Office ..............................   26,072,000            94%      31,110,000           94%
 Industrial ..........................   11,325,000            94       11,871,000           93
 Retail ..............................    1,579,000            94        1,661,000           92
                                         ----------            --       ----------           --
   Total or Weighted Average .........   38,976,000            94%      44,642,000           94%
                                         ==========            ==       ==========           ==
Development
 Completed -- Not Stabilized
 Office ..............................    1,826,000            72%       1,196,000           77%
 Industrial ..........................      503,000            77          461,000           89
 Retail ..............................       99,000            97               --           --
                                         ----------            --       ----------           --
   Total or Weighted Average .........    2,428,000            74%       1,657,000           80%
                                         ==========            ==       ==========           ==
 In Process
 Office ..............................    2,089,000            87%       4,389,000           63%
 Industrial ..........................      162,000           100          652,000           66
 Retail ..............................       81,000            83          200,000           65
                                         ----------           ---       ----------           --
   Total or Weighted Average .........    2,332,000            88%       5,241,000           64%
                                         ==========           ===       ==========           ==
Total
 Office ..............................   29,987,000                     36,695,000
 Industrial ..........................   11,990,000                     12,984,000
 Retail ..............................    1,759,000                      1,861,000
                                         ----------                     ----------
   Total .............................   43,736,000                     51,540,000
                                         ==========                     ==========

TENANTS

     The following table sets forth information concerning the 20 largest tenants of our majority-owned in-service properties as of December 31, 1999:

                                                                            Percent of Total
                                         Number          Annualized            Annualized
Tenant                                 of Leases     Rental Revenue (1)      Rental Revenue
-----------------------------------   -----------   --------------------   -----------------
                                                      ($ in thousands)
AT&T ..............................         9             $ 13,323                 2.7%
Federal Government ................        63               13,249                 2.7
Bell South ........................        52               10,261                 2.1
IBM ...............................        11                8,757                 1.8
Capital One Services ..............         5                7,009                 1.4
US Airways ........................         8                6,518                 1.3
PricewaterhouseCoopers ............         8                5,719                 1.2
Nortel Networks ...................         3                5,192                 1.1
Sara Lee ..........................         9                4,584                 0.9
Sprint ............................        13                4,212                 0.9
Intermedia Communications .........        17                4,198                 0.9
State of Florida ..................         7                4,150                 0.9
Lockheed Martin ...................         4                3,482                 0.7
Prudential ........................        14                3,115                 0.6
International Paper ...............         9                2,704                 0.6
MCI Worldcom ......................        22                2,674                 0.5
Bank of America ...................        16                2,378                 0.5
IKON Office Solutions .............         8                2,328                 0.5
GTE ...............................         7                2,313                 0.5
General Electric ..................        12                2,301                 0.5
                                           --             --------                ----
    Total .........................       297             $108,467                22.3%
                                          ===             ========                ====

----------
(1) Annualized Rental Revenue is December 1999 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth certain information about leasing activities at our majority-owned in-service properties (excluding apartment units) for the years ended December 31, 1999, 1998 and 1997.



                                                    1999
                                --------------------------------------------
                                    Office       Industrial       Retail
                                -------------- -------------- --------------
Net Effective Rents
 Related to Re-Leased
 Space:
Number of lease
 transactions (signed
 leases) ......................        1,051            249            101
Rentable square footage
 leased .......................    5,086,408      2,786,017        378,304
Average per rentable square
 foot over the lease term:
 Base rent ....................  $    15.58      $    5.35      $   17.24
 Tenant improvements ..........       (  .82)         ( .28)        ( 1.02)
 Leasing commissions ..........       (  .39)         ( .13)        (  .44)
 Rent concessions .............       (  .03)         ( .01)        (  .01)
                                 -----------     ----------     ----------
 Effective rent ...............  $    14.34      $    4.93      $   15.77
 Expense stop (1) .............       ( 4.19)         ( .28)        (  .07)
                                 -----------     ----------     ----------
 Equivalent effective net
  rent ........................  $    10.15      $    4.65      $   15.70
                                 ===========     ==========     ==========
Average term in years .........            5              4              6
                                 ===========     ==========     ==========
Rental Rate Trends:
Average final rate with
 expense pass-throughs ........  $    15.13      $    5.05      $   12.21
Average first year cash
 rental rate ..................  $    15.68      $    5.24      $   16.28
                                 -----------     ----------     ----------
Percentage increase ...........         3.64%          3.76%         33.33%
                                 ===========     ==========     ==========
Capital Expenditures
 Related to Re-leased
 Space:
Tenant Improvements:
 Total dollars committed
  under signed leases .........  $21,748,441     $3,621,621     $4,589,543
 Rentable square feet .........    5,086,408      2,786,017        378,304
                                 -----------     ----------     ----------
 Per rentable square foot .....  $     4.28      $    1.30      $   12.13
                                 ===========     ==========     ==========
Leasing Commissions:
 Total dollars committed
  under signed leases .........  $ 8,990,333     $1,336,828     $1,069,227
 Rentable square feet .........    5,086,408      2,786,017        378,304
                                 -----------     ----------     ----------
 Per rentable square foot .....  $     1.77      $     .48      $    2.83
                                 ===========     ==========     ==========
Total:
 Total dollars committed
  under signed leases .........  $30,738,774     $4,958,449     $5,658,770
 Rentable square feet .........    5,086,408      2,786,017        378,304
                                 -----------     ----------     ----------
 Per rentable square foot .....  $     6.04      $    1.78      $   14.96
                                 ===========     ==========     ==========



                                                   1998                                 1997
                                ------------------------------------------- -----------------------------
                                    Office       Industrial       Retail        Office       Industrial
                                -------------- -------------- ------------- -------------- --------------
Net Effective Rents
 Related to Re-Leased
 Space:
Number of lease
 transactions (signed
 leases) ......................        1,042            207           26             520            241
Rentable square footage
 leased .......................    5,004,005      1,400,108       66,964       2,531,393      1,958,539
Average per rentable square
 foot over the lease term:
 Base rent ....................  $    16.00      $    5.81       $ 14.81     $    16.04      $    5.37
 Tenant improvements ..........       ( 0.81)         (0.26)      ( 0.82)         ( 1.06)         (0.22)
 Leasing commissions ..........       ( 0.35)         (0.12)      ( 0.58)         ( 0.39)         (0.13)
 Rent concessions .............       ( 0.03)            --       ( 0.26)         ( 0.01)         (0.01)
                                 -----------     ----------      -------     -----------     ----------
 Effective rent ...............  $    14.81      $    5.43       $ 13.15     $    14.58      $    5.01
 Expense stop (1) .............       ( 4.25)         (0.37)      ( 0.84)         ( 3.53)         (0.23)
                                 -----------     ----------      -------     -----------     ----------
 Equivalent effective net
  rent ........................  $    10.56      $    5.06       $ 12.31     $    11.05      $    4.78
                                 ===========     ==========      =======     ===========     ==========
Average term in years .........            5              3            6               4              3
                                 ===========     ==========      =======     ===========     ==========
Rental Rate Trends:
Average final rate with
 expense pass-throughs ........  $    14.12      $    5.39       $ 10.35     $    13.78      $    5.08
Average first year cash
 rental rate ..................  $    15.12      $    5.58       $ 12.41     $    14.76      $    5.37
                                 -----------     ----------      -------     -----------     ----------
Percentage increase ...........         7.08%          3.53%       19.9  %          7.11%          5.71%
                                 ===========     ==========      =======     ===========     ==========
Capital Expenditures
 Related to Re-leased
 Space:
Tenant Improvements:
 Total dollars committed
  under signed leases .........  $19,144,349     $1,226,526      $340,620    $11,443,099     $1,421,203
 Rentable square feet .........    5,004,005      1,400,108       66,964       2,531,393      1,958,539
                                 -----------     ----------      --------    -----------     ----------
 Per rentable square foot .....  $     3.83      $    0.88       $  5.09     $     4.52      $    0.73
                                 ===========     ==========      ========    ===========     ==========
Leasing Commissions:
 Total dollars committed
  under signed leases .........  $ 8,348,495     $  558,840      $222,315    $ 4,247,280     $  890,280
 Rentable square feet .........    5,004,005      1,400,108       66,964       2,531,393      1,958,539
                                 -----------     ----------      --------    -----------     ----------
 Per rentable square foot .....  $     1.67      $    0.40       $  3.32     $     1.68      $    0.45
                                 ===========     ==========      ========    ===========     ==========
Total:
 Total dollars committed
  under signed leases .........  $27,492,844     $1,785,367      $562,935    $15,690,379     $2,311,483
 Rentable square feet .........    5,004,005      1,400,108       66,964       2,531,393      1,958,539
                                 -----------     ----------      --------    -----------     ----------
 Per rentable square foot .....  $     5.49      $    1.28       $  8.41     $     6.20      $    1.18
                                 ===========     ==========      ========    ===========     ==========

----------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of December 31, 1999, assuming no tenant exercises renewal options.


Office Properties:



                                                                                    Average       Percentage of
                                               Percentage of                         Annual       Leased Rents
                                Rentable           Leased        Annual Rents     Rental Rate      Represented
                Number of     Square Feet      Square Footage       Under          Per Square          by
     Lease        Leases       Subject to      Represented by      Expiring         Foot for        Expiring
   Expiring      Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations (1)      Leases
-------------- ----------- ----------------- ----------------- --------------- ----------------- --------------
                                                                (in thousands)
     2000           898         3,439,598           13.8%          $ 56,400        $  16.40            14.1%
     2001           598         3,665,100           14.8             59,636           16.27            14.9
     2002           657         3,834,351           15.5             62,252           16.24            15.6
     2003           456         3,775,629           15.2             61,296           16.23            15.3
     2004           374         2,726,830           11.0             44,668           16.38            11.2
     2005           113         1,456,658            5.9             23,138           15.88             5.8
     2006            64         1,647,918            6.6             27,106           16.45             6.8
     2007            29           773,551            3.1             12,624           16.32             3.2
     2008            53         1,540,816            6.2             21,702           14.08             5.4
     2009            22           976,289            3.9             15,750           16.13             3.9
  Thereafter         88         1,000,782            4.0             15,274           15,26             3.8
                    ---         ---------          -----           --------        --------           -----
                  3,352        24,837,522          100.0%          $399,846        $  16.10           100.0%
                  =====        ==========          =====           ========        ========           =====

Industrial Properties:



                                                                                    Average       Percentage of
                                               Percentage of                         Annual       Leased Rents
                                Rentable           Leased        Annual Rents     Rental Rate      Represented
                Number of     Square Feet      Square Footage       Under          Per Square          by
     Lease        Leases       Subject to      Represented by      Expiring         Foot for        Expiring
   Expiring      Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations (1)      Leases
-------------- ----------- ----------------- ----------------- --------------- ----------------- --------------
                                                                (in thousands)
     2000          228          2,537,554           23.1%          $11,734          $  4.62            20.2%
     2001          149          1,771,632           16.1             8,643             4.88            14.9
     2002          138          1,778,493           16.2             8,035             4.52            13.8
     2003           58            787,214            7.2             4,429             5.63             7.6
     2004           75          2,310,262           21.0            12,116             5.24            20.8
     2005           17            323,313            2.9             2,402             7.43             4.1
     2006           14            459,385            4.2             3,291             7.16             5.7
     2007            7            189,148            1.7             1,264             6.68             2.2
     2008            6            247,737            2.3             2,006             8.10             3.5
     2009           12            422,377            3.8             3,638             8.61             6.3
  Thereafter        10            159,727            1.5               540             3.38             0.9
                   ---          ---------          -----           -------          -------           -----
                   714         10,986,842          100.0%          $58,098          $  5.29           100.0%
                   ===         ==========          =====           =======          =======           =====

----------
(1) Annual Rents Under Expiring Leases are December 1999 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:



                                                                                      Average       Percentage of
                                                 Percentage of                         Annual       Leased Rents
                                  Rentable           Leased        Annual Rents     Rental Rate      Represented
                  Number of     Square Feet      Square Footage       Under          Per Square          by
      Lease         Leases       Subject to      Represented by      Expiring         Foot for        Expiring
    Expiring       Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations (1)      Leases
---------------- ----------- ----------------- ----------------- --------------- ----------------- --------------
                                                                  (in thousands)
      2000            97           228,767            14.5%          $ 3,757         $  16.42            12.6%
      2001            53           130,267             8.3             3,175            24.37            10.7
      2002            50           145,077             9.2             2,459            16.95             8.3
      2003            46           118,582             7.5             2,531            21.34             8.5
      2004            33           209,764            13.3             2,315            11.04             7.8
      2005            16            52,135             3.3             1,496            28.69             5.0
      2006            21            71,533             4.5             1,628            22.76             5.5
      2007            10            52,542             3.3               949            18.06             3.2
      2008            15           107,595             6.8             3,413            31.72            11.5
      2009            21           141,808             9.0             2,713            19.13             9.1
   Thereafter         17           318,489            20.3             5,302            16.65            17.8
                      --           -------           -----           -------         --------           -----
                     379         1,576,559           100.0%          $29,738         $  18.86           100.0%
                     ===         =========           =====           =======         ========           =====

Total:



                                                                                      Average      Percentage of
                                                 Percentage of                        Annual       Leased Rents
                                  Rentable           Leased        Annual Rents     Rental Rate     Represented
                  Number of     Square Feet      Square Footage       Under         Per Square          by
      Lease         Leases       Subject to      Represented by      Expiring        Foot for        Expiring
    Expiring       Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations(1)      Leases
---------------- ----------- ----------------- ----------------- --------------- ---------------- --------------
                                                                  (in thousands)
      2000          1,223         6,205,919           16.6%          $ 71,891        $  11.58           14.7%
      2001            800         5,566,999           14.9             71,454           12.84           14.7
      2002            845         5,757,921           15.4             72,746           12.63           15.0
      2003            560         4,681,425           12.5             68,256           14.58           14.0
      2004            482         5,246,856           14.0             59,099           11.26           12.1
      2005            146         1,832,106            4.9             27,036           14.76            5.5
      2006             99         2,178,836            5.8             32,025           14.70            6.6
      2007             46         1,015,241            2.7             14,837           14.61            3.0
      2008             74         1,896,148            5.1             27,121           14.30            5.6
      2009             55         1,540,474            4.1             22,101           14.35            4.5
   Thereafter         115         1,478,998            4.0             21,116           14.28            4.3
                    -----         ---------          -----           --------        --------          -----
                    4,445        37,400,923          100.0%          $487,682        $  13.04          100.0%
                    =====        ==========          =====           ========        ========          =====

----------
(1) Annual Rents Under Expiring Leases are December 1999 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

DEVELOPMENT LAND

     As of December 31, 1999, we owned 1,473 acres and had committed to purchase over the next three years an additional 317 acres of land for development. We estimate that we can develop approximately 12.6 million square feet of office, industrial and retail space on the development land.

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


ITEM 3. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of
Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiffs' allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in the matter is proceeding. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. If this litigation is not resolved in our favor, it could have a material adverse effect on our business, financial condition and results of operations.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our executive officers:


Name                      Age    Position and Background
----------------------   -----   ---------------------------------------------------------------------------
 Ronald P. Gibson        55      Director, President and Chief Executive Officer. Mr. Gibson is one of our
                                 founders and has served as President or managing partner of our predecessor since its formation in 1978.
 John L. Turner          53      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
 Edward J. Fritsch       41      Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined us in 1982.
 Gene H. Anderson        54      Director and Senior Vice President. Mr. Anderson manages the operations of our Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.
 Michael E. Harris       50      Senior Vice President. Mr. Harris is responsible for our operations in
                                 Tennessee, Missouri, Kansas and Maryland. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with the Company.
                                 Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc
                                 Corporation, a privately owned real estate development firm.
 Marcus H. Jackson       43      Senior Vice President. Mr. Jackson is responsible for our operations in
                                 Virginia and the Research Triangle, Greensboro and Winston Salem
                                 divisions of North Carolina. Prior to joining us in 1998, Mr. Jackson was senior vice president of Compass Development and Construction
                                 Services.
 Dale R. Johannes        49      Senior Vice President. Mr. Johannes is responsible for our operations in
                                 Florida. From 1990 to 1997, Mr. Johannes served as chief operating officer of Associated Capital Properties, Inc.
 Carman J. Liuzzo        39      Vice President, Chief Financial Officer and Treasurer. Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for
                                 Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties,
                                 Inc. Mr. Liuzzo is a certified public accountant.
 Mack D. Pridgen III     50      Vice President and General Counsel. Prior to joining us in 1997,
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



                                          1999                                  1998
                         -------------------------------------- -------------------------------------
Quarter
Ended:                       High        Low      Distribution      High        Low      Distribution
------------------------ ----------- ----------- -------------- ----------- ----------- -------------
  March 31 ............. $25.69     $ 22.25         $   .54    $ 37.44     $ 32.25         $  0.51
  June 30 ..............  27.69       22.75             .54      35.31       30.69            0.51
  September 30 .........  26.88       22.25             .555     32.93       23.00            0.54
  December 31 ..........  25.63       20.25             .555     28.81       24.06            0.54

----------
     On March 20, 2000, the last reported sale price of the Common Stock on the NYSE was $21.00 per share and the Company had 1,359 stockholders of record.

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

     During 1999, the Company's distributions totaled $134,341,000, none of which represented return of capital for financial statement purposes. The minimum distribution per share of Common Stock required to maintain REIT status was approximately $2.46 per share in 1999, $1.62 per share in 1998, $1.56 per share in 1997 and $1.44 per share in 1996.

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

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. During 1999, employees purchased 29,214 shares of Common Stock under the Employee Stock Purchase Plan.


SALES OF UNREGISTERED SECURITIES

     During 1999, the Company issued an aggregate of 1,192,617 shares of Common Stock in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Substantially all of these shares were issued to holders of Common Units upon the redemption of such Common Units. Each of these purchasers is an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Company as of December 31, 1999, 1998, 1997, 1996 and 1995 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 ($ in thousands, except per share amounts):




                                          Year Ended       Year Ended       Year Ended       Year Ended       Year Ended
                                         December 31,     December 31,     December 31,     December 31,     December 31,
                                             1999             1998             1997             1996             1995
                                        --------------   --------------   --------------   --------------   -------------
Operating Data:
 Total revenue ......................   $  584,935       $  512,471       $  274,470       $  137,926        $   73,522
 Rental property operating
   expenses (1) .....................      174,075          154,323           76,743           35,313            17,049
 General and administrative .........       22,345           20,776           10,216            5,666             2,737
 Interest expense ...................      117,134           97,011           47,394           26,610            13,720
 Depreciation and
   amortization .....................      112,347           91,705           47,533           22,095            11,082
                                        -----------      -----------      -----------      -----------       ----------
 Income before cost of
   unsuccessful transactions,
   gain on disposition of
   assets, minority interest
   and extraordinary item ...........      159,034          148,656           92,584           48,242            28,934
 Cost of unsuccessful
   transactions .....................       (1,500)              --               --               --                --
 Gain on disposition of
   assets ...........................        8,679            1,716               --               --                --
                                        -----------      -----------      -----------      -----------       ----------
 Income before minority
   interest and extraordinary
   item .............................      166,213          150,372           92,584           48,242            28,934
 Minority interest ..................      (20,779)         (24,335)         (15,106)          (6,782)           (4,937)
                                        -----------      -----------      -----------      -----------       ----------
 Income before
   extraordinary item ...............      145,434          126,037           77,478           41,460            23,997
 Extraordinary item-loss on
   early extinguishment of
   debt .............................       (7,341)            (387)          (5,799)          (2,140)             (875)
                                        -----------      -----------      -----------      -----------       ----------
 Net income .........................      138,093          125,650           71,679           39,320            23,122
 Dividends on preferred
   stock ............................      (32,580)         (30,092)         (13,117)              --                --
                                        -----------      -----------      -----------      -----------       ----------
 Net income available for
   common shareholders ..............   $  105,513       $   95,558       $   58,562       $   39,320        $   23,122
                                        ===========      ===========      ===========      ===========       ==========
 Net income per common
   share -- basic ...................   $     1.72       $     1.74       $     1.51       $     1.51        $     1.49
                                        ===========      ===========      ===========      ===========       ==========
 Net income per common
   share -- diluted .................   $     1.71       $     1.74       $     1.50       $     1.50        $     1.48
                                        ===========      ===========      ===========      ===========       ==========
Balance Sheet Data
 (at end of period):
 Net real estate assets .............   $3,673,338       $3,924,192       $2,614,654       $1,377,874        $  593,066
 Total assets .......................    4,016,197        4,314,333        2,722,306        1,443,440           621,134
 Total mortgages and notes
   payable ..........................    1,766,177        2,008,716          978,558          555,876           182,736
Other Data:
 Number of in-service
   properties .......................          563              658              481              292               191
 Total rentable square feet .........   38,976,000       44,642,000       30,721,000       17,455,000         9,215,000

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

     In February 1995, we expanded into other North Carolina markets and diversified our portfolio to include industrial and service center properties with our $170.0 million, 57-property business combination with Forsyth Partners. During 1995, we acquired an aggregate of 144 properties, encompassing
6.4 million rentable square feet, at an initial cost of $369.9 million.

     In September 1996, we acquired 5.7 million rentable square feet of office and service center space through our $566.0 million merger with Crocker Realty Trust, Inc. During 1996, we acquired an aggregate of 91 properties, encompassing 7.3 million square feet, at an initial cost of $704.0 million.

     In October 1997, we acquired 6.4 million rentable square feet of office space through our $617.0 million merger with Associated Capital Properties, Inc. During 1997, we acquired an aggregate of 176 properties, encompassing 12.8 million rentable square feet, at an initial cost of $1.1 billion.

     In July 1998, we acquired 5.7 million rentable square feet of office, industrial and retail space as well as multi-family communities through our $544.0 million merger with J.C. Nichols Company. During 1998, we acquired an aggregate of 186 properties, encompassing 14.9 million rentable square feet and 2,325 apartment units, at an initial cost of $1.2 billion.

     During 1999, in an effort to increase portfolio quality and return on invested capital, we sold 123 properties, encompassing 8.3 million rentable square feet for an aggregate sales price of $696.4 million and contributed or sold to joint ventures 13 properties, encompassing 1.2 million rentable square feet for a sales price of $142.0 million. In addition, we acquired seven properties, encompassing 960,000 rentable square feet at an initial cost of $106.8 million.

     This information should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto.


RESULTS OF OPERATIONS

     Comparison of 1999 to 1998. Revenues from rental operations increased $66.5 million, or 13.4%, from $498.0 million for the year ended December 31, 1998 to $564.5 million for the year ended December 31, 1999. The increase is primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of majority-owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of
8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships) in 1999. Same property revenues, which are the revenues of the 403 in-service properties owned on January 1, 1998, increased 3% for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     During the year ended December 31, 1999, 1,401 leases representing 8.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $5.3 million, or 38%, from $14.0 million for the year ended December 31, 1998 to $19.3 million for the year ended December 31, 1999. The increase was a result of higher cash balances during the year ended December 31, 1999 and additional income generated from management fees, development fees and leasing commissions. The Company generated $914,425 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols.

     Rental operating expenses increased $19.8 million, or 12.8%, from $154.3 million for the year ended December 31, 1998 to $174.1 million for the year ended December 31, 1999. The increase is primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of majority-owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of 8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships) in 1999. Rental operating expenses as a percentage of related revenues remained consistent at 31.0% in 1998 and 1999.

     Depreciation and amortization for the years ended December 31, 1999 and 1998 was $112.3 million and $91.7 million, respectively. The increase of $20.6 million, or 22.5%, is due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $20.1 million, or 20.7%, from $97.0 million in 1998 to $117.1 million in 1999. The increase is attributable to an average increase in outstanding debt related to our acquisition and development activities. The weighted average interest rates on outstanding debt remained consistent in 1998 and 1999. Interest expense for the years ended December 31, 1999 and 1998 included $2.8 million and $2.6 million, respectively, of amortization of deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.1% of total revenue in 1998 to 3.8% in 1999.

     Net income before minority interest and extraordinary item equaled $166.2 million and $150.4 million for the years ended December 31, 1999 and 1998, respectively. The Company's net income allocated to the minority interest totaled $20.8 million and $24.3 million for 1999 and 1998, respectively. The Company incurred extraordinary losses in 1999 and 1998 of $7.3 million and $387,000, respectively, related to the early extinguishing of debt. The Company recorded $32.6 million and $30.1 million in preferred stock dividends for the years ended December 31, 1999 and 1998, respectively.

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

     Depreciation and amortization for the years ended December 31, 1998 and 1997 were $91.7 million and $47.5 million, respectively. The increase of $44.2 million, or 93.1%, is due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $49.6 million, or 104.6%, from $47.4 million in 1997 to $97.0 million in 1998. The increase is attributable to an average increase in outstanding debt related to our acquisition and development activities. Interest expense for the years ended December 31, 1998 and 1997 included $2.6 million and $2.3 million, respectively, of amortization of deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.7% of total revenue in 1997 to 4.1% in 1998.

     Net income before minority interest and extraordinary item equaled $150.4 million and $92.6 million for the years ended December 31, 1998 and 1997, respectively. The Company's net income allocated to the minority interest totaled $24.3 million and $15.1 million for 1998 and 1997, respectively. The Company incurred an extraordinary loss in the first quarter of 1997 of $3.3 million related to the early extinguishing of debt assumed in the acquisition of the Anderson Properties and Century Center portfolios. The Company recorded $30.1 million and $13.1 million in preferred stock dividends for the years ended December 31, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     STATEMENT OF CASH FLOWS. For the year ended December 31, 1999, the Company generated $233.0 million in cash flows from operating activities and $160.0 million from investing activities (primarily as a result of the dispositions of assets, offset in part by additions to real estate assets). These combined cash flows of $393.0 million were used to fund financing activities of $390.0 million, primarily consisting of repayments on our $450 million unsecured revolving loan (the "Revolving Loan") and mortgages and notes payable as well as the payment of distributions during 1999.

     CAPITALIZATION. The Company's total indebtedness at December 31, 1999 totaled $1.8 billion and was comprised of $582.0 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 7.3%. Except as stated below, all of the mortgage and notes payable outstanding at December 31, 1999 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our Revolving Loan and approximately $39.0 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on December 31, 1999.

     Based on the Company's total market capitalization of $3.8 billion at December 31, 1999 (at the December 31, 1999 stock price of $23.63 and assuming the redemption for shares of Common Stock of the 9.0 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 46% of its total market capitalization.

     We completed the following financing activities during 1999:

o JUNE 1999 EQUITY SETTLEMENT. On June 9, 1999, we settled our August 1997 forward equity transaction with UBS AG, London Branch through a combination of cash and shares of Common Stock. In connection with the settlement, 246,424 shares of the Company's common stock were returned and retired.

o JULY 1999 DEBT RETIREMENT. On July 1, 1999, we retired a $133.0 million 7.88% mortgage note that was secured by 44 of our properties held by AP Southeast Portfolio Partners, L.P., one of our subsidiaries, by using $138.0 million of availability under our Revolving Loan to repay the principal amount of the mortgage note plus the required yield maintenance premium for early maturity.

o OCTOBER DEBT BORROWING. On October 21, 1999, we borrowed $188.4 million from Monumental Life Insurance Company, an affiliate of AEGON USA Realty Advisors, Inc., pursuant to one $94.2 million 7.77% mortgage note due 2009 and one $94.2 million 7.87% mortgage note due 2009, which notes are secured by 28 of our properties. We used the net proceeds from these mortgage loans, together with $2.1 million that we received from counterparties to settle two treasury lock agreements in September 1999, to repay amounts outstanding under our Revolving Loan.

o DECEMBER CREDIT FACILITY AMENDMENT. On December 10, 1999, we and our lenders amended our Revolving Loan to, among other things, reduce the overall borrowing committment thereunder from $600 million to $450 million.

o DECEMBER SHARE REPURCHASES. On December 14, 1999, we announced that our board of directors had authorized a share repurchase plan pursuant to which the Company may, at its sole and absolute discretion, repurchase up to 10.0 million shares of Common Stock and Common Units. In December 1999, we used $25.5 million of net proceeds from our recent disposition activity, either through direct payments or repayment of borrowings under the Revolving Loan, to repurchase 1.2 million shares of Common Stock through periodic open market or privately negotiated transactions at a weighted average price of $22.15 per share.

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

     The following table sets forth information regarding our interest rate hedge contracts as of December 31, 1999 ($ in thousands):


                    Notional     Maturity                                 Fixed         Fair Market
 Type of Hedge      Amount         Date      Reference Rate                Rate            Value
----------------    ------       -------     -----------------------   -------------    -----------
 Swap               $ 20,505     6/10/02     1-Month LIBOR + 0.75%           7.700%     $(493)
 Collar               80,000    10/15/01     1-Month LIBOR             5.60 - 6.25%       525

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments made to counterparties under interest rate hedge contracts were $305,000 during 1999 and were recorded as increases to interest expense.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $153.4 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity needs through a combination of:

   o additional borrowings under our Revolving Loan (approximately $175.0 million was available as of March 20, 2000);

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


RECENT DEVELOPMENTS

     STOCK REPURCHASE. From January 1, 2000 to March 20, 2000, the Company repurchased 1.2 million shares of Common Stock at a weighted average price of $21.65 per share unit for an aggregate purchase price of approximately $25.9 million.

     DISPOSITION ACTIVITY. We currently have 786,000 rentable square feet of properties under contract for sale in various transactions totaling $57.8 million. Additionally, 3.2 million rentable square feet of properties are under various letters of intent for sale at $293.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2000. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest up to $27.1 million of the remaining net proceeds from disposition activity as of December 31, 1999 and up to $75.0 million of the net proceeds from pending disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 7A.


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

     FFO equals net income (computed in accordance with generally accepted accounting principles ("GAAP")) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

     Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and Cash available for distribution for the years ended December 31, 1999, 1998 and 1997 are summarized in the following table (in thousands):


                                                                                     Year Ended
                                                                                    December 31,
                                                                     ------------------------------------------
                                                                         1999           1998           1997
                                                                     ------------   ------------   ------------
FFO:
Income before minority interest and extraordinary item ...........    $ 166,213      $ 150,372      $  92,584
Add/(Deduct):
  Dividends on preferred stock ...................................      (32,580)       (30,092)       (13,117)
  Cost of unsuccessful transactions ..............................        1,500            146             --
  Severance costs and other division closing expenses ............        1,813             --             --
  Gain on disposition of assets ..................................       (8,679)        (1,716)            --
  Depreciation and amortization ..................................      112,347         91,705         47,533
  Depreciation on unconsolidated subsidiaries ....................        3,618            974             --
   FFO before minority interest ..................................      244,232        211,389        127,000
Cash Available for Distribution:
Add/(Deduct):
  Rental income from straight-line rents .........................      (14,983)       (13,385)        (7,035)
  Amortization of deferred financing costs .......................        2,823          2,598          2,256
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ....................................      (10,056)        (9,029)        (4,401)
   Second generation tenant improvements paid ....................      (25,043)       (20,115)        (9,889)
   Second generation lease commissions paid ......................      (13,653)       (13,055)        (5,535)
                                                                      ---------      ---------      ---------
     Cash available for distribution .............................    $ 183,320      $ 158,403      $ 102,396
                                                                      =========      =========      =========
Weighted average shares/units outstanding (1) -- diluted .........       70,757         65,621         46,813
                                                                      =========      =========      =========
Dividend payout ratio:
  FFO ............................................................         64.3%          65.2%          73.0%
                                                                      =========      =========      =========
  Cash available for distribution ................................         85.7%          87.0%          90.5%
                                                                      =========      =========      =========

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

     CERTAIN VARIABLE RATE DEBT. As of December 31, 1999, the Company had approximately $187.9 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2000, our interest expense would be increased or decreased approximately $1.9 million. In addition, as of December 31, 1999, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

     INTEREST RATE HEDGE CONTRACTS. For a discussion of our interest rate hedge contracts in effect at December 31, 1999, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1999 would increase by approximately $1.6 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 1999 would decrease by approximately $1.3 million.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2000 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

       1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

       2. Financial Statement Schedules
          See Index on Page F-1

       3. Exhibits



Ex.             FN                                  Description
---------- ----------- ---------------------------------------------------------------------
   2.1           (1)   Master Agreement of Merger and Acquisition by and among the
                       Company, the Operating Partnership, Associated Capital Properties,
                       Inc. and its shareholders dated August 27, 1997
   2.2           (2)   Agreement and Plan of Merger by and among the Company, Jackson
                       Acquisition Corp. and J.C. Nichols Company dated December 22,
                       1997
   2.3           (3)   Amendment No. 1 to Agreement and Plan of Merger by and among the
                       Company, Jackson Acquisition Corp. and J.C. Nichols Company dated
                       December 22, 1997
   3.1           (4)   Amended and Restated Articles of Incorporation of the Company
   3.2           (5)   Amended and Restated Bylaws of the Company
   4.1           (5)   Specimen of certificate representing shares of Common Stock
   4.2           (6)   Indenture among AP Southeast Portfolio Partners, L.P., Bankers Trust
                       Company of California, N.A. and Bankers Trust Company dated as of
                       March 1, 1994
   4.3           (7)   Indenture among the Operating Partnership, the Company and First
                       Union National Bank of North Carolina dated as of December 1, 1996
   4.4           (8)   Specimen of certificate representing 8 5/8% Series A Cumulative
                       Redeemable Preferred Shares
   4.5           (9)   Specimen of certificate representing 8% Series B Cumulative
                       Redeemable Preferred Shares
   4.6          (10)   Specimen of certificate representing 8% Series D Cumulative
                       Redeemable Preferred Shares
   4.7          (10)   Specimen of Depositary Receipt evidencing the Depositary Shares each representing  1/10 of an 8% Series D Cumulative Redeemable
                       Preferred Share
   4.8          (10)   Deposit Agreement, dated April 23, 1998, between the Company and
                       First Union National Bank, as preferred share depositary
   4.9           (2)   Purchase Agreement between the Company, UBS Limited and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
   4.10          (2)   Forward Stock Purchase Agreement between the Company and Union
                       Bank of Switzerland, London Branch dated as of August 28, 1997
   4.11         (11)   Rights Agreement,dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
   4.12         (12)   Credit Agreement among the Operating Partnership, the Company, the
                       Subsidiaries named therein and the Lenders named therein dated as of
                       July 3, 1998
   4.13          (2)   Agreement to furnish certain instruments defining the rights of long-term debt holders
  10.1           (5)   Amended and Restated Agreement of Limited Partnership of the
                       Operating Partnership
  10.2           (8)   Amendment to Amended and Restated Agreement of Limited
                       Partnership of the Operating Partnership with respect to Series A
                       Preferred Units

Ex.              FN                                    Description
----------- ----------- ------------------------------------------------------------------------
  10.3          (9)     Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series B
                        Preferred Units
  10.4         (10)     Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series D
                        Preferred Units
  10.5         (13)     Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
  10.6         (14)     Form of Registration Rights and Lockup Agreement among the
                        Company and the Holders named therein, which agreement is signed by all Common Unit holders
  10.7         (15)     Amended and Restated 1994 Stock Option Plan
  10.8          (2)     1997 Performance Award Plan
  10.9         (16)     Employment Agreement among the Company, the Operating
                        Partnership and John W. Eakin
  10.10        (17)     Employment Agreement among the Company, the Operating
                        Partnership and Gene H. Anderson
  10.11         (1)     Employment Agreement among the Company, the Operating
                        Partnership and James R. Heistand
  10.12        (19)     Form of Executive Supplemental Employment Agreement between the
                        Company and Named Executive Officers
  10.13        (18)     Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
  10.14        (16)     Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
  10.15         (2)     Form of warrants to purchase Common Stock of the Company issued to James R. Heistand and certain other shareholders of Associated
                        Capital Properties, Inc.
  10.16        (20)     Purchase and Sale Agreement dated March 22, 1999, by and among
                        Highwoods/Florida Holdings, L.P. and America's Capital Partners, LLC,
                        as amended by First Amendment to Purchase and Sale Agreement dated April 21, 1999
  10.17        (20)     Purchase and Sale Agreement dated March 22, 1999, by and among
                        Highwoods/Florida Holdings, L.P. and America's Capital Partners, LLC,
                        as amended by First Amendment to Purchase and Sale Agreement dated April 21, 1999
  10.18        (19)     First Amendment to Credit Agreement among the Operating
                        Partnership, the Company, the Subsidiaries named therein and the
                        Lenders named therein dated as of July 3, 1998
  10.19        (19)     Second Amendment to Credit Agreement among the Operating
                        Partnership, the Company, the Subsidiaries named therein and the
                        Lenders named therein dated as of July 3, 1998
  10.20        (21)     Fourth Amendment to Credit Agreement among the Operating
                        Partnership, the Company, the Subsidiaries named therein and the
                        Lenders named therein dated as of December 10, 1999
  10.21                 1999 Shareholder Value Plan
    21         (19)     Schedule of subsidiaries of the Company
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

(19) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(20) Filed as part of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(21) Filed as part of the Company's Current Report on Form 8-K dated December 10, 1999 and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

      (b) Reports on Form 8-K

     On December 22, 1999, we filed a current report on Form 8-K, dated December 10, 1999, setting forth certain exhibits under items 5 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 30, 2000.


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


               Signature                             Title                     Date
--------------------------------------   -----------------------------   ---------------
  /s/  O. TEMPLE SLOAN, JR.              Chairman of the Board of        March 30, 2000
  ---------------------------------      Directors
  O. Temple Sloan, Jr.

  /s/   RONALD P. GIBSON                 President, Chief Executive      March 30, 2000
  ---------------------------------      Officer and Director
  Ronald P. Gibson

  /s/   JOHN L. TURNER                   Vice Chairman of the Board      March 30, 2000
  ---------------------------------        and Chief Investment
  John L. Turner                           Officer

  /s/   GENE H. ANDERSON                 Senior Vice President and       March 30, 2000
  ---------------------------------      Director
  Gene H. Anderson

  /s/   THOMAS W. ADLER                  Director                        March 30, 2000
  ---------------------------------
  Thomas W. Adler

  /s/   KAY NICHOLS CALLISON             Director                        March 30, 2000
  ---------------------------------
    Kay Nichols Callison

  /s/   WILLIAM E. GRAHAM, JR.           Director                        March 30, 2000
  ---------------------------------
  William E. Graham, Jr.

  /s/   JAMES R. HEISTAND                Director                        March 30, 2000
  ---------------------------------
     James R. Heistand

  /s/   L. GLENN ORR, JR.                Director                        March 30, 2000
  ---------------------------------
  L. Glenn Orr, Jr.

  /s/   WILLARD H. SMITH JR.             Director                        March 30, 2000
  ---------------------------------
  Willard H. Smith Jr.

  /s/   CARMAN J. LIUZZO                 Vice President and Chief        March 30, 2000
  ---------------------------------      Financial Officer (Principal
  Carman J. Liuzzo                       Financial Officer and
                                         Principal Accounting
                                         Officer) and Treasurer


                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                              Page
                                                                                             -----
Highwoods Properties, Inc.
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 .    F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999,
   1998 and 1997 .........................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998
   and 1997 ..............................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-31

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.

     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          ERNST & YOUNG LLP

Raleigh, North Carolina
February 18, 2000

                           HIGHWOODS PROPERTIES, INC.

                          Consolidated Balance Sheets

                   ($ in thousands, except per share amounts)



                                                                                        December 31,
                                                                               ------------------------------
                                                                                    1999             1998
                                                                               --------------   -------------
Assets
Real estate assets, at cost:
  Land and improvements ....................................................     $  491,273      $  559,100
  Buildings and tenant improvements ........................................      3,056,962       3,186,584
  Development in process ...................................................        186,925         189,465
  Land held for development ................................................        168,396         150,622
  Furniture, fixtures and equipment ........................................          7,917           7,693
                                                                                 ----------      ----------
                                                                                  3,911,473       4,093,464
  Less -- accumulated depreciation .........................................       (238,135)       (169,272)
                                                                                 ----------      ----------
  Net real estate assets ...................................................      3,673,338       3,924,192
  Property held for sale ...................................................         48,960         131,262
Cash and cash equivalents ..................................................         34,496          31,445
Restricted cash ............................................................          1,842          24,263
Accounts receivable, net of allowance of $800 and $1,688 at December 31,
  1999 and 1998, respectively ..............................................         22,847          27,948
Advances to related parties ................................................         15,096          10,420
Notes receivable ...........................................................         58,241          40,225
Accrued straight-line rents receivable .....................................         35,951          27,194
Investment in unconsolidated affiliates ....................................         38,977          21,088
Other assets:
  Deferred leasing costs ...................................................         66,783          45,785
  Deferred financing costs .................................................         40,125          38,750
  Prepaid expenses and other ...............................................         15,614          15,237
                                                                                 ----------      ----------
                                                                                    122,522          99,772
  Less -- accumulated amortization .........................................        (36,073)        (23,476)
                                                                                 ----------      ----------
   Other assets, net .......................................................         86,449          76,296
                                                                                 ----------      ----------
Total Assets ...............................................................     $4,016,197      $4,314,333
                                                                                 ==========      ==========
Liabilities and Stockholders' Equity
Mortgages and notes payable ................................................     $1,766,117      $2,008,716
Accounts payable, accrued expenses and other liabilities ...................        111,945         130,575
                                                                                 ----------      ----------
  Total Liabilities ........................................................      1,878,062       2,139,291
Minority interest ..........................................................        245,665         279,043
Stockholders' equity:
Preferred stock, $.01 par value, authorized 50,000,000 shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and outstanding at
  December 31, 1999 and 1998 ...............................................        125,000         125,000
  8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at
  December 31, 1999 and 1998 ...............................................        172,500         172,500
  8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at
  December 31, 1999 and 1998, respectively .................................        100,000         100,000
Common stock, $.01 par value, authorized 200,000,000 shares; issued
  62,068,613 (includes 1,150,000 shares in treasury) and 59,865,259 at
  December 31, 1999 and 1998, respectively .................................            621             599
Additional paid-in capital .................................................      1,597,494       1,546,592
Distributions in excess of net earnings ....................................        (77,670)        (48,692)
Less Treasury stock at cost, 1,150,000 shares at December 31, 1999 .........        (25,475)             --
                                                                                 ----------      ----------
  Total Stockholders' Equity ...............................................      1,892,470       1,895,999
                                                                                 ----------      ----------
Total Liabilities and Stockholders' Equity .................................     $4,016,197      $4,314,333
                                                                                 ==========      ==========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                       Consolidated Statements of Income


                   (in thousands, except per share amounts)


             For the Years Ended December 31, 1999, 1998 and 1997



                                                                             1999           1998          1997
                                                                         ------------   -----------   -----------
Revenue:
  Rental property ....................................................    $ 564,465      $ 498,001     $ 266,933
  Equity in earnings of unconsolidated affiliates ....................        1,185            430            --
  Interest and other income ..........................................       19,285         14,040         7,537
                                                                          ---------      ---------     ---------
Total revenue ........................................................      584,935        512,471       274,470
Operating expenses:
  Rental property ....................................................      174,075        154,323        76,743
  Depreciation and amortization ......................................      112,347         91,705        47,533
  Interest expense:
   Contractual .......................................................      114,311         94,413        45,138
   Amortization of deferred financing costs ..........................        2,823          2,598         2,256
                                                                          ---------      ---------     ---------
                                                                            117,134         97,011        47,394
  General and administrative .........................................       22,345         20,776        10,216
                                                                          ---------      ---------     ---------
   Income before cost of unsuccessful transactions, gain on
     disposition of assets, minority interest and extraordinary
     item ............................................................      159,034        148,656        92,584
   Cost of unsuccessful transactions .................................       (1,500)            --            --
   Gain on disposition of assets .....................................        8,679          1,716            --
                                                                          ---------      ---------     ---------
   Income before minority interest and extraordinary item ............      166,213        150,372        92,584
Minority interest ....................................................      (20,779)       (24,335)      (15,106)
                                                                          ---------      ---------     ---------
   Income before extraordinary item ..................................      145,434        126,037        77,478
Extraordinary item -- loss on early extinguishment
  of debt ............................................................       (7,341)          (387)       (5,799)
                                                                          ---------      ---------     ---------
   Net income ........................................................      138,093        125,650        71,679
Dividends on preferred stock .........................................      (32,580)       (30,092)      (13,117)
                                                                          ---------      ---------     ---------
  Net income available for common shareholders .......................    $ 105,513      $  95,558     $  58,562
                                                                          =========      =========     =========
Net income per common share -- basic:
  Income before extraordinary item ...................................    $    1.84      $    1.75     $    1.66
  Extraordinary item -- loss on early extinguishment of debt .........        ( .12)         ( .01)        ( .15)
                                                                          ---------      ---------     ---------
  Net income .........................................................    $    1.72      $    1.74     $    1.51
                                                                          =========      =========     =========
  Weighted average common shares outstanding -- basic ................       61,443         54,791        38,770
                                                                          =========      =========     =========
Net income per common share -- diluted:
  Income before extraordinary item ...................................    $    1.83      $    1.74     $    1.65
  Extraordinary item-loss on early extinguishment of debt ............        ( .12)            --         ( .15)
                                                                          ---------      ---------     ---------
  Net income .........................................................    $    1.71      $    1.74     $    1.50
                                                                          =========      =========     =========
  Weighted average common shares outstanding -- diluted ..............       61,529         55,076        39,161
                                                                          =========      =========     =========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.


                Consolidated Statements of Stockholders' Equity


              (in thousands, except for number of common shares)


             For the Years Ended December 31, 1999, 1998 and 1997




                                  Number of
                                   Common       Common     Series A    Series B
                                   Shares        Stock    Preferred   Preferred
                               -------------- ---------- ----------- -----------
Balance at December 31,
  1996 .......................   35,636,155      $356     $     --    $     --
Issuance of Common
  Stock ......................   10,702,215      107            --          --
Series A Preferred Shares
  offering ...................           --       --       125,000          --
Series B Preferred Shares
  offering ...................           --       --            --     172,500
Common Stock dividends........           --       --            --          --
Preferred stock dividends.....           --       --            --          --
Net Income ...................           --       --            --          --
Shares issued upon
  redemption of
  Common Units ...............      500,230        5            --          --
                                 ----------      ----     --------    --------
Balance at December 31,
  1997 .......................   46,838,600      468       125,000     172,500
Issuance of Common
  Stock ......................   12,036,711      120            --          --
Series D Preferred Shares
  offering ...................           --       --            --          --
Common Stock dividends........           --       --            --          --
Preferred Stock dividends.....           --       --            --          --
Net income ...................           --       --            --          --
Shares issued upon
  redemption of
  Common Units ...............      989,948       11            --          --
                                 ----------      ----     --------    --------
Balance at December 31,
  1998 .......................   59,865,259      599       125,000     172,500
Issuance of Common
  Stock ......................    1,191,462       12            --          --
Common Stock dividends........           --       --            --          --
Preferred Stock dividends.....           --       --            --          --
Net Income ...................           --       --            --          --
Shares issued upon
  redemption of
  Common units ...............    1,258,316       12            --          --
Forward Equity
  Transaction ................           --       --            --          --
Retirement of Common
  Stock ......................     (246,424)        (2)         --          --
Purchase of Treasury
  Stock ......................   (1,150,000)      --            --          --
                                 ----------      -----    --------    --------
Balance at December 31,
  1999 .......................   60,918,613      $621     $125,000    $172,500
                                 ==========      =====    ========    ========



                                                                          Retained
                                                                          Earnings
                                                          Additional   (Distributions
                                 Series D    Treasury      Paid-In      in Excess of
                                Preferred      Stock       Capital     Net Earnings)      Total
                               ----------- ------------ ------------- --------------- -------------
Balance at December 31,
  1996 .......................  $     --   $     --      $  780,562     $  (10,571)    $  770,347
Issuance of Common
  Stock ......................        --         --         349,147             --        349,254
Series A Preferred Shares
  offering ...................        --         --          (3,191)            --        121,809
Series B Preferred Shares
  offering ...................        --         --          (6,154)            --        166,346
Common Stock dividends........        --         --              --        (76,618)       (76,618)
Preferred stock dividends.....        --         --              --        (13,117)       (13,117)
Net Income ...................        --         --              --         71,679         71,679
Shares issued upon
  redemption of
  Common Units ...............        --         --          11,736             --         11,741
                                --------   --------      ----------     ----------     ----------
Balance at December 31,
  1997 .......................        --         --       1,132,100        (28,627)     1,401,441
Issuance of Common
  Stock ......................        --         --         385,951             --        386,071
Series D Preferred Shares
  offering ...................   100,000         --          (3,192)            --         96,808
Common Stock dividends........        --         --              --       (115,623)      (115,623)
Preferred Stock dividends.....        --         --              --        (30,092)       (30,092)
Net income ...................        --         --              --        125,650        125,650
Shares issued upon
  redemption of
  Common Units ...............        --         --          31,733             --         31,744
                                --------   --------      ----------     ----------     ----------
Balance at December 31,
  1998 .......................   100,000         --       1,546,592        (48,692)     1,895,999
Issuance of Common
  Stock ......................        --         --          23,079             --         23,091
Common Stock dividends........        --         --              --       (134,341)      (134,341)
Preferred Stock dividends.....        --         --              --        (32,580)       (32,580)
Net Income ...................        --         --              --        138,093        138,093
Shares issued upon
  redemption of
  Common units ...............        --         --          40,606             --         40,618
Forward Equity
  Transaction ................        --         --         (12,783)            --        (12,783)
Retirement of Common
  Stock ......................        --         --              --           (150)          (152)
Purchase of Treasury
  Stock ......................        --    (25,475)             --             --        (25,475)
                                --------   --------      ----------     ----------     ----------
Balance at December 31,
  1999 .......................  $100,000   $(25,475)     $1,597,494     $  (77,670)    $1,892,470
                                ========   ========      ==========     ==========     ==========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                     Consolidated Statements of Cash Flows

                                (in thousands)
             For the Years Ended December 31, 1999, 1998 and 1997


                                                                            1999             1998             1997
                                                                       -------------   ---------------   -------------
Operating activities:
Net income .........................................................    $  138,093      $    125,650      $   71,679
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation .....................................................       101,534            85,046          44,393
  Amortization .....................................................        13,636             9,257           5,396
  Loss on early extinguishment of debt .............................         7,341               387           5,799
  Minority interest ................................................        20,779            24,335          15,106
  Gain on disposition of assets ....................................        (8,679)           (1,716)             --
Changes in operating assets and liabilities:
  Accounts receivable ..............................................         5,039            (7,168)         (8,662)
  Prepaid expenses and other assets ................................           742               393          (3,270)
  Accrued straight-line rents receivable ...........................       (15,834)          (14,161)         (6,848)
  Accounts payable, accrued expenses and other liabilities .........       (29,700)           41,410           6,599
                                                                        ----------      ------------      ----------
     Net cash provided by operating activities .....................       232,951           263,433         130,192
                                                                        ----------      ------------      ----------
Investing activities:
Proceeds from disposition of assets ................................       696,379            26,347           1,419
Additions to real estate assets ....................................      (511,056)         (943,446)       (465,066)
Advances to subsidiaries ...........................................        (4,676)           (1,348)         (6,666)
Other ..............................................................       (20,618)         (121,632)        (53,970)
                                                                        ----------      ------------      ----------
     Net cash provided by/(used in) investing activities ...........       160,029        (1,040,079)       (524,283)
                                                                        ----------      ------------      ----------
Financing activities:
Distributions paid on common stock and common units ................      (154,088)         (136,891)        (88,397)
Dividends paid on preferred stock ..................................       (32,580)          (30,092)        (11,720)
Net proceeds from sale of preferred stock ..........................            --            96,808         288,155
Net proceeds from the sale of common stock .........................        17,551           198,439         345,325
Purchase of Treasury Stock .........................................       (25,475)               --              --
Payment of prepayment penalties ....................................        (7,341)             (387)         (6,945)
Borrowings on revolving loans ......................................       529,500           956,500         563,500
Repayment of revolving loans .......................................      (725,000)         (846,500)       (264,000)
Borrowings on mortgages and notes payable ..........................       332,693           745,356         100,000
Repayment of mortgages and notes payable ...........................      (321,261)         (170,304)       (532,481)
Net change in deferred financing costs .............................        (3,928)          (14,984)           (270)
                                                                        ----------      ------------      ----------
     Net cash (used in)/provided by financing activities ...........      (389,929)          797,945         393,167
                                                                        ----------      ------------      ----------
Net increase (decrease) in cash and cash equivalents ...............         3,051            21,299            (924)
Cash and cash equivalents at beginning of the period ...............        31,445            10,146          11,070
                                                                        ----------      ------------      ----------
Cash and cash equivalents at end of the period .....................    $   34,496      $     31,445      $   10,146
                                                                        ==========      ============      ==========
Supplemental disclosure of cash flow information:
Cash paid for interest .............................................    $  150,364      $     95,468      $   51,283
                                                                        ==========      ============      ==========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                                (in thousands)


             For the Years Ended December 31, 1999, 1998 and 1997

Supplemental disclosure of non-cash investing and financing activities: The following summarizes the net assets contributed by holders of common partnership interests ("Common Units") in Highwoods Realty Limited Partnership (the "Operating Partnership") other than Highwoods Properties, Inc. (the "Company") or acquired/(sold) subject to mortgage notes payable/note receivable:




                                                                          1999           1998          1997
                                                                     -------------   -----------   -----------
Assets:
Net real estate assets ...........................................     $ (78,012)    $478,224      $782,136
Cash and cash equivalents ........................................        (4,719)      55,064            --
Restricted cash ..................................................            --           --         2,727
Net tenant leasing costs .........................................            --           --           131
Net deferred financing costs .....................................            --           --           227
Accounts receivable and other ....................................        (2,975)       6,634           913
Investment in unconsolidated affiliates ..........................        13,830       18,218            --
Notes receivable .................................................        32,695       29,176            --
                                                                       ---------     --------      --------
  Total Assets ...................................................     $ (39,181)    $587,316       786,134
                                                                       ---------     --------      --------
Liabilities:
Mortgages and notes payable ......................................       (58,531)     345,106       555,663
Accounts payable, accrued expenses and other liabilities .........         7,604       34,044        19,527
                                                                       ---------     --------      --------
  Total Liabilities ..............................................       (50,927)     379,150       575,190
                                                                       ---------     --------      --------
   Net Assets ....................................................     $  11,746     $208,166      $210,944
                                                                       =========     ========      ========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF THE COMPANY

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Company's majority-owned assets include 563 in-service office, industrial and retail properties; 1,885 apartment units; 1,473 acres of undeveloped land suitable for future development; and an additional 41 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (formerly Highwoods/Forsyth Limited Partnership, the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 1999, the Company owned 87% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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


BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and the Operating Partnership and its majority owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Company is a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.

     Minority interest represents the limited partnership interest in the Operating Partnership owned by Common Unit holders other than the Company. Per share information is calculated using the weighted average number of common shares outstanding.

     The extraordinary loss represents the payment of prepayment penalties and the writeoff of loan origination fees related to the early extinguishment of debt and is shown net of the minority interest's share in the loss.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

REAL ESTATE ASSETS

     All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and 5 to 7 years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

     The Company evaluates its real estate assets upon occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate assets are considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 1999, none of the Company's assets were considered impaired.

     The Company has 786,000 square feet of properties under contract for sale in various transactions totaling $57.8 million. These real estate assets, which are recorded at the lower of cost or estimated sales price, net of costs to sell, have a carrying value of $49.0 million and have been classified as assets held for sale in the accompanying financial statements.


CASH EQUIVALENTS

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


RESTRICTED CASH

     The Company was required by a certain mortgage note to maintain various depository accounts, a cash collateral account and a contingency reserve account. All rents with respect to the collateralized properties were made payable to, and deposited directly in, the depository accounts, which were then transferred to the cash collateral account. Subsequent to payment of debt service and other required escrows, the residual balance of the cash collateral account was funded to the Company for capital expenditures and operations. The Company was required to maintain a minimum contingency reserve account balance of $7,000,000. During 1999, the Company paid off such mortgage note and is no longer required to maintain the depository and contingency reserve accounts. However, the Company is required by certain other mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 1999 and 1998, those balances were $1,683,282 and $2,672,448, respectively.


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


CONCENTRATION OF CREDIT RISK

     Management of the Company performs ongoing credit evaluations of its tenants. The majority-owned properties (excluding apartment units) are leased to approximately 3,445 tenants in 17 geographic locations. The Company's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.


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

     The Company is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The counterparties are major financial institutions, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its $450 million unsecured revolving loan (the "Revolving Loan") and the variable rate mortgages, even if such rate were in excess of the rate in the interest rate hedge contracts. The Company would not realize a material loss as of December 31, 1999, in the event of non-performance by any one counterparty. Additionally, the Company limits the amount of credit exposure with any one institution.


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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. Statement No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives is discussed in Note 3.


RECLASSIFICATIONS

     Certain amounts in the December 31, 1998 Financial Statements have been reclassified to conform to the December 31, 1999 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. INVESTMENT IN UNCONSOLIDATED AFFILIATES
     On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"), pursuant to which the Company sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the "Joint Venture"). DLF contributed approximately $55.0 million for a 77.19% interest in the Joint Venture, and the Joint Venture borrowed approximately $71.0 million from third-party lenders. The Company retained the remaining 22.81% interest in the Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive manager and leasing agent of the Joint Venture's properties, for which the Company receives customary management fees and leasing commissions. At December 31, 1999, the carrying value of the Operating Partnership's investment in DLF was $14.6 million.

     In addition, in connection with its merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain co-venture properties located in the Des Moines area. As a result of the merger, the Company acquired an ownership interest of 50% or more in a series of nine co-ventures with R&R Investors. Certain of these properties were previously included in the Company's consolidated financial statements. On June 2, 1999, the Company agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines properties such that each would own a 50% interest in the properties in the Des Moines area. Accordingly, the Company has adopted the equity method of accounting for its investment in each of the Des Moines properties as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Company.

     As a result of these transactions, the Company had investments accounted for under the equity method of accounting which consisted of the following at December 31, 1999 and 1998:


                                                          1999             1998
                                                     Percent owned     Percent owned
                                                    ---------------   --------------
      Dallas County Partners ....................         50.00%           50.00%
      Dallas County Partners II .................         50.00            50.00
      Dallas County Partners III, LLC ...........         50.00            50.00
      Fountain Three ............................         50.00            50.00
      Center Court Partners .....................            --            50.00
      Terrace Place Place Partners ..............            --            50.00
      Meredith Drive Associates L.P. ............            --            49.50
      Board of Trade Investment Company .........            --            49.00
      Kessinger/Hunter ..........................         30.00            30.00
      4600 Madison Associates, LP ...............         12.50            12.50
      DLF .......................................         22.81               --
      RRHWoods, LLC .............................         50.00               --
      Highwoods-Markel Assoc., LLC ..............         50.00               --

     Selected aggregate financial data for unconsolidated affiliates for 1999 and 1998 is presented below:


                                        1999          1998
                                    -----------   -----------
                                         (in thousands)
      Total assets ..............    $374,566      $143,662
      Total liabilities .........    $266,832      $116,089
      Net income ................    $  5,473      $  4,412

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE
     Mortgages and notes payable consisted of the following at December 31, 1999, and 1998:


                                                                  1999            1998
                                                             -------------   -------------
                                                                    (in thousands)
         Mortgage notes payable:
           7.9% mortgage note due 2001 ...................    $       --      $  133,000
           9.0% mortgage note due 2005 ...................        38,400          39,043
           8.1% mortgage note due 2005 ...................        29,914          30,454
           8.0% mortgage note due 2007 ...................        42,167          42,842
           7.8% mortgage note due 2009 ...................        94,024              --
           7.9% mortgage note due 2009 ...................        94,027              --
           8.0% mortgage notes due 2013 ..................        59,064          55,754
           6.0% to 13.0% mortgage notes due between
            2000 and 2022 ................................       185,080         254,234
           Variable rate Industrial Revenue Bonds due
            between 2000 and 2015 ........................        37,000          70,800
           Variable rate mortgage notes due 2021 .........         1,889           1,975
                                                              ----------      ----------
                                                              $  581,565      $  628,102
                                                              ----------      ----------
         Unsecured indebtedness:
           6.75% notes due 2003 ..........................    $  100,000      $  100,000
           8.0% notes due 2003 ...........................       150,000         150,000
           7.0% notes due 2006 ...........................       110,000         110,000
           7.125% notes due 2008 .........................       100,000         100,000
           8.125% notes due 2009 .........................        50,000          50,000
           7.19% notes due 2011 ..........................       100,000         100,000
           6.835% notes due 2013 .........................       125,000         125,000
           7.5% notes due 2018 ...........................       200,000         200,000
           Variable rate note due 2002 ...................        20,552          21,114
           Revolving loan due 2001 .......................       229,000         424,500
                                                              ----------      ----------
                                                              $1,184,552      $1,380,614
                                                              ----------      ----------
             Total .......................................    $1,766,117      $2,008,716
                                                              ==========      ==========

SECURED INDEBTEDNESS

     Mortgage notes payable were secured by real estate assets with an aggregate carrying value of $1.1 billion at December 31, 1999.

     The 7.9% mortgage note due 2001, which was paid off during 1999, had been secured by 45 of the properties (the "Mortgage Note Properties"), which were held by AP Southeast Portfolio Partners, L.P. (the "Financing Partnership"). The Company had a 99.99% economic interest in the Financing Partnership, which was managed indirectly by the Company. The 7.9% mortgage note was a conventional, monthly pay, first mortgage note in the principal amount of $133.0 million issued by the Financing Partnership. The 7.9% mortgage note was a limited recourse obligation of the Financing Partnership as to which, in the event of a default under the indenture or the mortgage, recourse may have been only against the Mortgage Note Properties and other assets that had been pledged as security. The 7.9% mortgage note was issued to Kidder Peabody Acceptance Corporation I pursuant to an indenture, dated March 1, 1994, among the Financing Partnership, Bankers Trust Company of California, N.A. and Bankers Trust Company.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- Continued

UNSECURED INDEBTEDNESS

     On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19%, representing an effective borrowing cost of 7.09% from the date of issuance through June 15, 2004, net of a related put option and certain interest rate hedge contract costs. Under certain circumstances, the Put Option Notes could become subject to early maturity on June 15, 2004.

     On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835%, representing an effective borrowing cost of 6.31% from the date of issuance through January 31, 2003 (the "Remarketing Date"), net of a related remarketing option. Under certain circumstances, the MOPPRS could become subject to early maturity on the Remarketing Date.

     During 1998, the Company obtained a $600.0 million unsecured revolving loan (as amended, the "Revolving Loan"). The Company and its lenders amended the Revolving Loan as of December 10, 1999 to reduce the overall borrowing committment to $450.0 million. The Revolving Loan, as amended, matures in July 2001 and carries an interest rate based upon the Operating Partnership's senior unsecured credit rating. The Revolving Loan also includes a $225.0 million competitive bid sub-facility. At December 31, 1999, the effective interest rate for borrowing under the Revolving Loan was 7.3%. The Company had $213.0 million of borrowing availability under the Revolving Loan at December 31, 1999. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to .15% of the aggregate amount of the Revolving Loan and include certain restrictive covenants which limit, among other things, dividend payments, and which require compliance with certain financial ratios and measurements. At December 31, 1999, the Company was in compliance with these covenants.


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

     The following table sets forth information regarding the Company's interest rate hedge contracts as of December 31, 1999 ($ in thousands):



                   Notional     Maturity                                   Fixed        Fair Market
 Type of Hedge      Amount        Date           Reference Rate            Rate            Value
---------------   ----------   ----------   -----------------------   --------------   ------------
Swap               $20,505      6/10/02     1-Month LIBOR + 0.75%     7.700%              $ (493)
Collar              80,000     10/15/01     1-Month LIBOR             5.60 - 6.25%           525

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- Continued

     The interest rate on all of the Company's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net payments made to counterparties under interest rate hedge contracts were $304,720, $48,000 and $47,000 in 1999, 1998 and 1997, respectively, and were recorded as increases to interest expense.

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


OTHER INFORMATION

     The aggregate maturities of the mortgage and notes payable at December 31, 1999 are as follows:



Year of Maturity                    Principal Amount
--------------------------------   -----------------
                                     (in thousands)
  2000 .........................       $   28,859
  2001 .........................          246,608
  2002 .........................           64,477
  2003 .........................          268,148
  2004 .........................          113,736
  Thereafter ...................        1,044,289
                                       ----------
                                       $1,766,117
                                       ==========

     Total interest capitalized was approximately $29,147,000, $17,968,000 and $7,238,000 in 1999, 1998 and 1997, respectively.


4. EMPLOYEE BENEFIT PLANS



MANAGEMENT COMPENSATION PROGRAM

     The Company's executive officers participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive's target level bonus is determined by competitive analysis and the executive's ability to influence overall performance of the Company and, assuming certain levels of the Company's performance, ranges from 40% to 85% of base salary depending on position in the Company. The eligible bonus percentage for each executive is determined by a weighted average of the Company's actual performance versus its annual plan using the following measures: return on invested capital, growth in funds from operations ("FFO") per share, property level cash flow as a percentage of plan, general and administrative expenses as a percentage of revenue and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company's targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company's performance, annual incentive bonuses could range from zero to 200% of an executive's target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

     Prior to January 1, 1999, the Company paid a portion of each executive officer's bonus in the form of phantom stock awards under a deferred compensation plan. Such executives were credited with a

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. EMPLOYEE BENEFIT PLANS -- Continued

specified number of units of phantom stock equal to such number of shares of common stock as could be purchased with 25% of the employee's cash bonus. Five years from the date of the phantom stock grant, the executive officers will receive the value of a share of common stock for each unit of phantom stock and an additional amount equal to the value of the dividends paid during the period on the corresponding common stock assuming reinvestment. Payouts with respect to phantom stock grants may be made in shares of common stock or cash or both. If an executive officer leaves the Company's employ for any reason (other than death, disability or normal retirement) prior to the end of the five-year period, all phantom stock awards will be forfeited.

     Beginning on January 1, 1999, the Company established a Shareholder Value Plan which allows executive officers to participate in a long term incentive plan which includes annual grants of stock options, restricted shares and units. The mix of awards varies by position in the Company and for certain corporate officers, including the Chief Executive Officer, no restricted shares are granted. The stock options vest ratably over four years. The restricted shares vest 50% after three years and 50% after five years.

     The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Company's common stock plus the dividends on those shares exceeds a comparable index of the Company's peers over a three year period. The payout for this program is determined by the Company's percent change in shareholder return compared to the composite index of its peer group. If the Company's performance is not at least 100% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle beings each year under this program.


401(k) SAVINGS PLAN

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6% of compensation deferred at the rate of 50% of employee contributions. During 1999, 1998 and 1997, the Company contributed $763,319, $588,000, and $353,000, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.


EMPLOYEE STOCK PURCHASE PLAN

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 90% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. Employees purchased 29,214 and 24,046 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 1999 and 1998, respectively.


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

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. RENTAL INCOME -- Continued

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 1999, are as follows (in thousands):



  2000 ......................   $  449,767
  2001 ......................      411,026
  2002 ......................      352,705
  2003 ......................      287,564
  2004 ......................      224,948
  Thereafter ................      830,727
                                ----------
                                $2,556,737
                                ==========

6. RELATED PARTY TRANSACTIONS


     The Company makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 8% per annum, are due on demand and totaled $15.1 million at December 31, 1999, and $10.4 million at December 31, 1998. The Company recorded interest income from these advances of $1.1 million, $826,000 and $142,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     On December 8, 1998, the Company purchased the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Company for approximately $2.5 million. On July 16, 1999, the Company purchased development land and an option to purchase other development land in the Bluegrass Valley office development project from the same limited liability company controlled by the same executive officer and director of the Company for approximately $4.6 million in common units.

     On October 1, 1997, the Company sold the Ivy Distribution Center in Winston-Salem, North Carolina, to a limited liability company controlled by an executive officer and director of the Company for $2.1 million. The Company accepted a note receivable of $2.1 million as consideration for this transaction which approximated the carrying value of the property. The note bore interest at 8% per annum and was paid in full on October 8, 1998. The Company recorded interest income of $123,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.

     On March 18, 1997, the Company purchased 5.68 acres of development land in Raleigh, North Carolina, for $1,298,959 from a partnership in which an executive officer and director and an additional director of the Company each had an 8.5% limited partnership interest.


7. STOCKHOLDERS' EQUITY



COMMON STOCK DISTRIBUTIONS

     Distributions paid on Common Stock were $2.19, $2.10 and $1.98 per share for the years ended December 31, 1999, 1998 and 1997, respectively.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCKHOLDERS' EQUITY -- Continued

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:



                                            1999         1998         1997
                                         ----------   ----------   ----------
  Per share:
    Ordinary income ..................    $  1.70      $  1.84      $  1.39
    Capital gains ....................        .49          .01           --
    Return of capital ................         --          .25          .59
                                          -------      -------      -------
      Total ..........................    $  2.19      $  2.10      $  1.98
                                          =======      =======      =======

     The Company's tax returns for the year ended December 31, 1999 have not been filed, and the taxability information for 1999 is based upon the best available data. The Company's tax returns have not been examined by the IRS, and therefore the taxability of distributions is subject to change.

     The tax basis of the Company's assets at December 31, 1999 is $2,732,597,000 and the tax basis of the Company's liabilities is $2,200,662,000.

     On January 31, 2000, the Board of Directors declared a Common Stock distribution of $.555 per share payable on February 18, 2000, to stockholders of record on February 10, 2000.


PREFERRED STOCK

     On February 7, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $86.25 distribution per Series A Preferred Share in 1999, $67.14 will be taxed as ordinary income and $19.11 will be taxed as capital gain.

     On September 22, 1997, the Company issued 6,900,000 8% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $2.00 distribution per Series B Preferred Share, $1.56 will be taxed as ordinary income and $0.44 will be taxed as capital gain.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCKHOLDERS' EQUITY -- Continued

     On April 23, 1998, the Company issued 4,000,000 depositary shares (the "Series D Depositary Shares"), each representing a 1/10 fractional interest in an 8% Series D Cumulative Redeemable Preferred Share (the "Series D Preferred Shares"). The Series D Preferred Shares are non-voting and have a liquidation preference of $250 per share for an aggregate liquidation preference of $100 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $96.8 million. Holders of Series D Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $20.00 per share). On or after April 23, 2003, the Series D Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $20.00 distribution per Series D Preferred Share, $15.57 will be taxed as ordinary income and $4.43 will be taxed as capital gain.


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


EQUITY SETTLEMENT

     On August 28, 1997, the Company entered into a purchase agreement with UBS AG, London Branch ("UB-LB") involving the sale of 1.8 million shares of Common Stock and a related forward contract providing for certain purchase price adjustments. The forward contract (as amended) generally provided that if the market price was less than a certain amount, referred to as the "Forward Price," the Company would be required to pay UB-LB the difference times 1.8 million. (Similarly, if the Market Price of a share of Common Stock was above the Forward Price, UB-LB was required to pay the Company the difference in shares of Common Stock.)

     On February 28, 1999, the Company and UB-LB amended the forward contract. Pursuant to the amendment, UB-LB applied $12.8 million in Company collateral to "buy down" the Forward Price by approximately $7.10 and the Company issued 161,924 shares of Common Stock to UB-LB as an interim settlement payment. On June 9, 1999, the Company settled the transaction. In connection with the settlement, 246,424 shares of Common Stock were returned and canceled.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCKHOLDERS' EQUITY -- Continued

STOCK REPURCHASE

     On December 14, 1999, the Company announced that its board of directors had authorized a share repurchase plan pursuant to which the Company may, at its sole and absolute discretion, repurchase up to 10.0 million shares of its outstanding Common Stock and Common Units. As of December 31, 1999, the Company had used $25.5 million of net proceeds from its recent disposition activity, either through direct payments or repayment of borrowings under the Revolving Loan, to repurchase 1.2 million shares of Common Stock through periodic open market or privately negotiated transactions at a weighted average price of $22.15 per share.


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

     The following table sets forth the computation of basic and diluted earnings per share:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. EARNINGS PER SHARE -- Continued


                                                                       1999             1998             1997
                                                                 ---------------   --------------   --------------
                                                                     (in thousands, except per share amounts)
  Numerator:
    Income before minority interest and extraordinary
     item ....................................................      $166,213         $150,372         $ 92,584
    Non-convertible preferred stock dividends (4) ............       (32,580)         (30,092)         (13,117)
    Minority interest ........................................       (20,779)         (24,335)         (15,106)
    General partner's portion of extraordinary item ..........        (7,341)            (387)          (5,799)
                                                                    ---------        --------         --------
  Numerator for basic earnings per share -- income
     available to common shareholders ........................      $105,513         $ 95,558         $ 58,562
    Effect of dilutive securities:
     Minority interest .......................................            --(1)            --(2)            --(3)
     Minority interest portion of extraordinary item .........            --(1)            --(2)            --(3)
                                                                    ----------       ----------       ----------
                                                                          --(1)            --(2)            --(3)
  Numerator for diluted earnings per share -- net
    income available to common shareholders -- after
    assumed conversions ......................................      $105,513         $ 95,558         $ 58,562
  Denominator:
  Denominator for basic earnings per share --
    weighted-average shares ..................................        61,443           54,791           38,770
    Effect of dilutive securites:
     Employee stock options (4) ..............................            78              240              318
     Warrants (4) ............................................             8               45               73
     Common Units converted ..................................            --(1)            --(2)            --(3)
                                                                    ----------       ----------       ----------
    Dilutive potential common shares .........................            86              285              391
  Denominator for diluted earnings per share --
    adjusted weighted average shares and assumed
    conversions ..............................................        61,529           55,076           39,161
  Basic earnings per share ...................................      $   1.72         $   1.74         $   1.51
                                                                    ==========       ==========       ==========
  Diluted earnings per share .................................      $   1.71         $   1.74         $   1.50
                                                                    ==========       ==========       ==========

----------
(1) 9.3 million Common Units and the related $20.8 million in minority interest, net of $959,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(2) 10.5 million Common Units and the related $24.3 million in minority interest, net of $62,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(3) 7.7 million Common Units and the related $15.1 million in minority interest, net of $1.1 million of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(4) For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 4, 7 and 9.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS

     As of December 31, 1999, 6,000,000 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

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

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 1999 was estimated at the date of grant using the following weighted average assumptions: risk-free rates ranging between 4.21% and 6.81%, dividend yield of 10.65% and a weighted average expected life of the options of five years. The fair value of the options granted in 1998 was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates ranging between 3.29% and 6.01%, dividend yield of 9.0% and a weighted average expected life of the options of five years. The fair value of the 1997 options were estimated at the date of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.75% and 6.72%, dividend yield of 6.5% and a weighted-average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- Continued


                                                                          Year ended
                                                                          December 31
                                                          -------------------------------------------
                                                               1999           1998           1997
                                                          -------------   ------------   ------------
                                                            (dollars in thousands, except per share
                                                                           amounts)
Net income -- as reported .............................     $ 105,513     $95,558          $ 58,562
Net income -- pro forma ...............................     $ 103,181     $93,394          $ 57,383
Net income per share -- basic (as reported) ...........     $    1.72     $ 1.74           $   1.51
Net income per share -- diluted (as reported) .........     $    1.71     $ 1.74           $   1.50
Net income per share -- basic (pro forma) .............     $    1.68     $ 1.70           $   1.48
Net income per share -- diluted (pro forma) ...........     $    1.68     $ 1.70           $   1.47

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 1999, 1998 and 1997:



                                              Options Outstanding
                                          ---------------------------
                                                            Weighted
                                                            Average
                                              Number        Exercise
                                            of Shares        Price
                                          -------------   -----------
Balances at December 31, 1996 .........     1,265,700      $  24.67
Options granted .......................     2,250,765         32.90
Options canceled ......................       (76,040)        22.20
Options exercised .....................      (117,428)        21.84
                                            ---------      --------
Balances at December 31, 1997 .........     3,322,997         30.40
Options granted .......................       737,754         27.21
Options canceled ......................       (11,800)        31.11
Options exercised .....................       (25,400)        21.98
                                            ---------      --------
Balances at December 31, 1998 .........     4,023,551         29.83
Options granted .......................     1,091,051         22.24
Options canceled ......................      (614,328)        30.82
Options exercised .....................      (100,840)        19.91
                                            ---------      --------
Balances at December 31, 1999 .........     4,399,434      $  28.01
                                            =========      ========


                                 Options Exercisable
                              -------------------------
                                              Weighted
                                              Average
                               Number of      Exercise
                                 Shares        Price
                              -----------   -----------
December 31, 1997 .........     686,870     $ 30.94
December 31, 1998 .........   1,315,898     $ 26.65
December 31, 1999 .........   1,227,004     $ 26.47

     Exercise prices for options outstanding as of December 31, 1999, ranged from $9.54 to $35.50. The weighted average remaining contractual life of those options is 7.6 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 1999, 1998 and 1997 was $0.68, $2.98 and $3.23, respectively.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. STOCK OPTIONS AND WARRANTS -- Continued

WARRANTS

     In connection with various acquisitions in 1997, 1996 and 1995 the Company issued warrants to certain officers and directors.



                               Number of      Exercise
Date of Issuance                Warrants       Price
---------------------------   -----------   -----------
    February 1995 .........     100,000       $ 21.00
    April 1996 ............     150,000       $ 28.00
    October 1997 ..........   1,390,610       $ 32.50
    December 1997 .........     120,000       $ 34.13
                              ---------
      Total ...............   1,760,610
                              =========

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the date of issuance. All warrants are exercisable from the date of issuance. The warrants granted in October 1997 do not have an expiration date. There were no warrants issued during 1998 and 1999.


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

     The obligation for future minimum lease payments is as follows (in thousands):


  2000 .....................   $ 1,194
  2001 .....................     1,194
  2002 .....................     1,167
  2003 .....................     1,149
  2004 .....................     1,149
  Thereafter ...............    49,860
                               -------
                               $55,713
                               =======

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

materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. The Company believes that the defendants have meritorious defenses to the plaintiffs' allegations and intends to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part the Company's motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in the matter is proceeding. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company is a party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company's business, financial condition and results of operations.


CONTRACTS

     The Company has entered into construction contracts totaling $390.2 million at December 31, 1999. The amounts remaining on these contracts as of December 31, 1999 totaled $115.1 million.

     The Company has entered into various contracts under which it is committed to acquire 317 acres of land over a three year period for an aggregate purchase price of approximately $32.0 million.


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

not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 were as follows:



                                                       Carrying          Fair
                                                        Amount          Value
                                                    -------------   -------------
                                                           (in thousands)
          Cash and cash equivalents .............   $   34,496      $   34,496
          Accounts and notes receivable .........   $   81,088      $   81,088
          Mortgages and notes payable ...........   $1,766,117      $1,650,635
          Interest rate hedge contracts .........   $    1,300      $       32

     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 1999, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair values of the Company's interest rate hedge contracts represent the estimated amount the Company would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 1999. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.


12. ACQUISITION AND DISPOSITIONS


     On July 13, 1998, the Company completed its acquisition of the J.C. Nichols Company ("JCN"), a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. The aggregate consideration totaled $544.0 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229.0 million of debt, approximately $15.0 million in transaction costs and a cash payment of approximately $120.0 million, net of cash acquired of approximately $59.0 million. The merger was accounted for under the purchase method of accounting. The results of operations of JCN have been included in the Company's financial statements for the period from July 13, 1998 to December 31, 1998. Unaudited pro forma information is provided in
Note 13 as if the acquisition of JCN had occurred at the beginning of the respective years presented.

     During 1999, the Company sold approximately 3.3 million rentable square feet of non-core office and industrial properties, 49 acres of development land in the South Florida area and 36 in-service central Florida office properties encompassing 2.1 million rentable square feet for gross proceeds of approximately $488.3 million. In addition, the Company sold approximately 2.9 million rentable square feet of non-core office and industrial properties in the Baltimore area and certain other non-core office and industrial properties for gross proceeds of $208.1 million. The Company recorded a gain of $8.7 million related to these dispositions. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

12. ACQUISITION AND DISPOSITIONS -- Continued

PENDING DISPOSITIONS

     The Company currently has 786,000 rentable square feet of properties under contract for sale in various transactions totaling $57.8 million. Additionally,
3.2 million rentable square feet of properties are under various letters of intent for sale at $293.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2000. However, the Company can provide no assurance that all or parts of these transactions will be consummated.


13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)


     The following unaudited proforma information has been prepared assuming the acquisition of J.C. Nichols Company occurred as of January 1, 1998 (in thousands, except per share amounts):



                                                      Pro Forma Year Ended
                                                       December 31, 1998
                                                     ---------------------
    Revenues .....................................         $ 559,083
    Net income before extraordinary item .........         $ 132,986
    Net income ...................................         $ 132,599
    Net income per share -- basic ................         $    1.87
    Net income per share -- diluted ..............         $    1.86

     The pro forma information is not necessarily indicative of what the Company's results of operations would have been if the transaction had occurred at the beginning of each period presented. Additionally, the pro forma information does not purport to be indicative of the Company's results of operations for future periods.


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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 1999, 1998 and 1997:

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. SEGMENT INFORMATION -- Continued


                                                                                 Year Ended December 31,
                                                                     -----------------------------------------------
                                                                          1999            1998             1997
                                                                     -------------   --------------   --------------
                                                                                     (in thousands)
  Rental Income:
  Office segment .................................................    $  463,676       $  426,571       $  233,527
  Industrial segment .............................................        51,168           48,134           33,406
  Retail segment .................................................        32,799           13,922               --
  Apartment segment ..............................................        16,822            9,374               --
                                                                      ----------       ----------       ----------
  Total Rental Income ............................................    $  564,465       $  498,001       $  266,933
                                                                      ==========       ==========       ==========

  Net Operating Income:
  Office segment .................................................    $  316,858       $  290,553       $  162,685
  Industrial segment .............................................        42,361           39,392           27,505
  Retail segment .................................................        21,685            8,869               --
  Apartment segment ..............................................         9,486            4,864               --
                                                                      ----------       ----------       ----------
  Total Net Operating Income .....................................    $  390,390       $  343,678       $  190,190

  Reconciliation to income before minority interest and
   extraordinary item:
  Equity in earnings of unconsolidated affiliates ................         1,185              430               --
  Cost of unsuccessful transactions ..............................        (1,500)              --               --
  Gain on disposition of assets ..................................         8,679            1,716               --
  Interest and other income ......................................        19,285           14,040            7,537
  Interest expense ...............................................      (117,134)         (97,011)         (47,394)
  General and administrative expenses ............................       (22,345)         (20,776)         (10,216)
  Depreciation and amortization ..................................      (112,347)         (91,705)         (47,533)
                                                                      ----------       ----------       ----------
  Income before minority interest and extraordinary item .........    $  166,213       $  150,372       $   92,584
                                                                      ==========       ==========       ==========

                                                                                      At December 31,
                                                                     --------------------------------------------------
                                                                         1999             1998             1997
                                                                      -----------     ------------     ------------
  Total Assets:
  Office segment .................................................    $2,968,953       $3,268,124       $2,361,973
  Industrial segment .............................................       435,022          495,675          288,511
  Retail segment .................................................       292,853          239,555               --
  Apartment segment ..............................................       118,549          139,093               --
  Corporate and other ............................................       200,820          171,886           71,822
                                                                     -----------     ------------     ------------
  Total Assets ...................................................    $4,016,197       $4,314,333       $2,722,306
                                                                     ===========     ============     ============

15. SUBSEQUENT EVENTS

     Stock Repurchase. From January 1, 2000 to March 20, 2000, the Company repurchased 1.5 million shares of Common Stock and Common Units at a weighted average price of $21.89 per share/unit for an aggregate purchase price of approximately $31.7 million.

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
     Selected quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:



                                                               For the year ended December 31, 1999
                                      ---------------------------------------------------------------------------------------
                                       First Quarter     Second Quarter     Third Quarter     Fourth Quarter        Total
                                      ---------------   ----------------   ---------------   ----------------   -------------
Total Revenue .....................      $152,205           $147,842          $140,627           $144,261         $ 584,935
                                         --------           --------          --------           --------         ---------
Income before cost of
  unsuccessful transactions,
  gain on disposition of assets,
  minority interest and
  extraordinary item ..............      $ 40,291           $ 39,713          $ 42,215           $ 36,815         $ 159,034
Cost of unsuccessful
  transactions ....................      $     --           $     --          $     --           $ (1,500)        $  (1,500)
Gain on disposition of assets .....      $    569           $  1,524          $    846           $  5,740         $   8,679
                                         --------           --------          --------           --------         ---------
Income before minority interest
  and extraordinary item ..........      $ 40,860           $ 41,237          $ 43,061           $ 41,055         $ 166,213
Minority interest .................      $ (5,826)          $ (4,879)         $ (5,065)          $ (5,009)        $ (20,779)
Extraordinary item -- loss on
  early extinguishment of debt.....      $     --           $   (777)         $ (4,997)          $ (1,567)        $  (7,341)
                                         --------           --------          --------           --------         ---------
Net income ........................      $ 35,034           $ 35,581          $ 32,999           $ 34,479         $ 138,093
Dividends on preferred stock ......      $ (8,145)          $ (8,145)         $ (8,145)          $ (8,145)        $ (32,580)
                                         --------           --------          --------           --------         ---------
Net income available for
  common shareholders .............      $ 26,889           $ 27,436          $ 24,854           $ 26,334         $ 105,513
                                         ========           ========          ========           ========         =========
Net income per common
  share -- basic:
  Income before
   extraordinary item .............      $   0.45           $   0.46          $   0.48           $   0.45         $    1.84
  Extraordinary item -- loss
   on early extinguishment
   of debt ........................      $     --           $  (0.01)         $  (0.08)          $  (0.03)        $   (0.12)
                                         --------           --------          --------           --------         ---------
  Net income ......................      $   0.45           $   0.45          $   0.40           $   0.42         $    1.72
                                         ========           ========          ========           ========         =========

Net income per common
  share -- diluted:
  Income before
   extraordinary item .............      $   0.45           $   0.46          $   0.48           $   0.44         $    1.83
  Extraordinary item -- loss
   on early extinguishment
   of debt ........................      $     --           $  (0.01)         $  (0.08)          $  (0.03)        $   (0.12)
                                         --------           --------          --------           --------         ---------
  Net income ......................      $   0.45           $   0.45          $   0.40           $   0.41         $    1.71
                                         ========           ========          ========           ========         =========

                          HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued


                                                               For the year ended December 31, 1998*
                                      ---------------------------------------------------------------------------------------
                                       First Quarter     Second Quarter     Third Quarter     Fourth Quarter        Total
                                      ---------------   ----------------   ---------------   ----------------   -------------
Total Revenue .....................      $102,488           $115,641          $142,940           $151,402         $ 512,471
                                         --------           --------          --------           --------         ---------
Income before gain on
  disposition of assets
  minority interest and
  extraordinary item ..............      $ 34,037           $ 37,251          $ 40,309           $ 37,059         $ 148,656
                                         --------           --------          --------           --------         ---------
Gain on disposition of assets .....      $     --           $     --          $     --           $  1,716         $   1,716
                                         --------           --------          --------           --------         ---------
Income before minority
  interest and extraordinary
  item ............................      $ 34,037           $ 37,251          $ 40,309           $ 38,775         $ 150,372
Minority interest .................      $ (5,608)          $ (6,266)         $ (6,031)          $ (6,430)        $ (24,335)
Extraordinary item -- loss on
  early extinguishment of
  debt ............................      $    (46)          $     --          $   (324)          $    (17)        $    (387)
                                         --------           --------          --------           --------         ---------
Net income ........................      $ 28,383           $ 30,985          $ 33,954           $ 32,328         $ 125,650
                                         ========           ========          ========           ========         =========
Dividends on preferred stock.......      $ (6,145)          $ (7,656)         $ (8,145)          $ (8,146)        $ (30,092)
                                         --------           --------          --------           --------         ---------
Net income available for
  common shareholders .............      $ 22,238           $ 23,329          $ 25,809           $ 24,182         $  95,558
                                         --------           --------          --------           --------         ---------
Net income per common
  share -- basic:
  Income before
   extraordinary item .............      $   0.45           $   0.45          $   0.45           $   0.40         $    1.75
  Extraordinary item -- loss
   on early extinguishment
   of debt ........................      $     --           $     --          $  (0.01)          $     --         $   (0.01)
                                         --------           --------          --------           --------         ---------
  Net income ......................      $   0.45           $   0.45          $   0.44           $   0.40         $    1.74
                                         ========           ========          ========           ========         =========

Net income per common
  share -- diluted:
  Income before
   extraordinary item .............      $   0.45           $   0.44          $   0.45           $   0.40         $    1.74
  Extraordinary item -- loss
   on early extinguishment
   of debt ........................      $     --           $     --          $  (0.01)          $     --         $      --
                                         --------           --------          --------           --------         ---------
  Net income ......................      $   0.45           $   0.44          $   0.44           $   0.40         $    1.74
                                         ========           ========          ========           ========         =========

----------
* The total of the four quarterly amounts for income before extraordinary item and net income per share does not equal the total for the year due to the use of a weighted average to compute the average number of shares outstanding.

                           HIGHWOODS PROPERTIES, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION


                               December 31, 1999
                                (In thousands)


                                                                              Cost Capitalized
                                                                                 Subsequent
                                                    Initial Cost               to Acquisition
                                             --------------------------- --------------------------
                                    1999                  Building &                   Building &
          Description           Encumbrance    Land      Improvements        Land     Improvements
------------------------------ ------------- -------- ------------------ ----------- --------------
 Asheville, NC
 Ridgefield I                         --        636         3,607               --           257
 Ridgefield II                        --        910         5,157               --           274
 Ridgefield III                       --        743         4,722               --            --
 Ridgefield IV                        --         --           --               791            --
 Atlanta, GA
 1765 The Exchange                    --        767         6,305             (767)       (6,305)
 One Point Royal                      --      1,754         16,621          (1,754)      (16,621)
 Two Point Royal                      --      1,793         14,951              --           176
 400 North Business Park              --        979         6,112               --           178
 50 Glenlake                          --      2,500         20,000              --           242
 6348 Northeast Expressway         1,361        277         1,629               --            99
 6438 Northeast Expressway         1,542        181         2,225               --            69
 Bluegrass Lakes                      --        816         3,775               --            --
 Bluegrass Place 1                    --        491         2,016               --            25
 Bluegrass Place 2                    --        412         2,529               --            47
 Bluegrass Land Site V10              --      1,858           --                --            --
 Bluegrass Land Site V14              --      1,454           --                --            --
 1700 Century Circle                  --      1,115         3,148               --           403
 1800 Century Boulevard               --      1,441         28,939              --           392
 1875 Century Boulevard               --         --         8,790               --           347
 1900 Century Boulevard               --         --         4,721               --           447
 2200 Century Parkway                 --         --         14,274              --         1,117
 2400 Century Center                  --         --         14,970              --            --
 2600 Century Parkway                 --         --         10,254              --           357
 2635 Century Parkway                 --         --         21,083              --         1,064
 2800 Century Parkway                 --         --         19,963              --           321
 Chattahoochee Avenue                 --        248         1,817               --           231
 Chastain Place I                     --        472         3,011               --           910
 Chastain Place II                    --        607         2,097               --            --
 Chastain Place III                   --        539         1,662               --            --
 Corporate Lakes                      --      1,275         7,227               --           445
 Distribution Center
 Cosmopolitan North                   --      2,855         4,155               --           700
 Century Plaza 1                      --      1,290         8,425               --            --
 Century Plaza 2                      --      1,380         7,589               --            --
 Century Plaza 3                      --        570           --                --            --
 Deerfield Land                       --        879           --               382            --
 Deerfield 1                          --      1,194         2,612               --            39
 EKA Chemical                         --        609         9,883               --             3
 1035 Fred Drive                      --        270         1,239               --            16
 1077 Fred Drive                      --        384         1,191               --            38
 5125 Fulton Industrial Blvd          --        578         3,116               --            81
 Fulton Corporate Center              --        542         2,042               --            92
 10 Glenlake                          --      3,021         30,966              --            --
 Glenlakes                            --      2,908           --(18)        (2,898)           --
 Gwinnett Distribution                --      1,128         5,943               --           330
 Center
 Kennestone Corporate                 --        518         4,874               --           215
 Center
 Lavista Business Park                --        821         5,244               --           568
 Norcross, I, II                      --        326         1,979               --            43
 Nortel                               --      3,341         32,109              --             2
 Newpoint Place I                     --        825         3,799               --            --
 Newpoint Place II                    --      1,436         3,321               --            --
 Newpoint Place III                   --        661         1,866               --           694
 Newpoint Place                       --        187           --             2,973            --
 Newpoint - Site E                    --        984           --(22)          (984)           --
 Oakbrook I                          (11)       873         4,948               --            76




                                        Gross Amount at
                               Which Carried at Close of Period                                   Life on
                               ---------------------------------                                   Which
                                          Building &               Accumulated      Date of     Depreciation
          Description            Land    Improvements    Total    Depreciation   Construction   is Computed
------------------------------ -------- -------------- --------- -------------- -------------- -------------
 Asheville, NC
 Ridgefield I                     636        3,864       4,500          396         1987         5-40 yrs.
 Ridgefield II                    910        5,431       6,341          491         1989         5-40 yrs.
 Ridgefield III                   743        4,722       5,465          226         1998         5-40 yrs.
 Ridgefield IV                    791           --         791           --          N/A            N/A
 Atlanta, GA
 1765 The Exchange                 --           --          --           --         1983         5-40 yrs.
 One Point Royal                   --           --          --           --         1996         5-40 yrs.
 Two Point Royal                1,793       15,127      16,920          793         1997         5-40 yrs.
 400 North Business Park          979        6,290       7,269          449         1985         5-40 yrs.
 50 Glenlake                    2,500       20,242      22,742        1,106         1997         5-40 yrs.
 6348 Northeast Expressway        277        1,728       2,005          124         1978         5-40 yrs.
 6438 Northeast Expressway        181        2,294       2,475          168         1981         5-40 yrs.
 Bluegrass Lakes                  816        3,775       4,591          124         1999         5-40 yrs.
 Bluegrass Place 1                491        2,041       2,532          122         1995         5-40 yrs.
 Bluegrass Place 2                412        2,576       2,988          153         1996         5-40 yrs.
 Bluegrass Land Site V10        1,858           --       1,858           --         1999         5-40 yrs.
 Bluegrass Land Site V14        1,454           --       1,454           --         1999         5-40 yrs.
 1700 Century Circle            1,115        3,551       4,666          372         1972         5-40 yrs.
 1800 Century Boulevard         1,441       29,331      30,772        2,205         1975         5-40 yrs.
 1875 Century Boulevard            --        9,137       9,137          707         1976         5-40 yrs.
 1900 Century Boulevard            --        5,168       5,168          472         1971         5-40 yrs.
 2200 Century Parkway              --       15,391      15,391        1,293         1971         5-40 yrs.
 2400 Century Center               --       14,970      14,970          906         1998         5-40 yrs.
 2600 Century Parkway              --       10,611      10,611          784         1973         5-40 yrs.
 2635 Century Parkway              --       22,147      22,147        1,728         1980         5-40 yrs.
 2800 Century Parkway              --       20,284      20,284        1,506         1983         5-40 yrs.
 Chattahoochee Avenue             248        2,048       2,296          232         1970         5-40 yrs.
 Chastain Place I                 472        3,921       4,393          460         1997         5-40 yrs.
 Chastain Place II                607        2,097       2,704          149         1998         5-40 yrs.
 Chastain Place III               539        1,662       2,201           85         1999         5-40 yrs.
 Corporate Lakes                1,275        7,672       8,947          669         1988         5-40 yrs.
 Distribution Center
 Cosmopolitan North             2,855        4,855       7,710          476         1980         5-40 yrs.
 Century Plaza 1                1,290        8,425       9,715           62         1981         5-40 yrs.
 Century Plaza 2                1,380        7,589       8,969           56         1984         5-40 yrs.
 Century Plaza 3                  570           --         570           --         1984         5-40 yrs.
 Deerfield Land                 1,261           --       1,261           --          N/A            N/A
 Deerfield 1                    1,194        2,651       3,845           31         1999         5-40 yrs.
 EKA Chemical                     609        9,886      10,495          443         1998         5-40 yrs.
 1035 Fred Drive                  270        1,255       1,525           93         1973         5-40 yrs.
 1077 Fred Drive                  384        1,229       1,613           91         1973         5-40 yrs.
 5125 Fulton Industrial Blvd      578        3,197       3,775          250         1973         5-40 yrs.
 Fulton Corporate Center          542        2,134       2,676          168         1973         5-40 yrs.
 10 Glenlake                    3,021       30,966      33,987        1,198         1998         5-40 yrs.
 Glenlakes                         10           --          10           --          N/A            N/A
 Gwinnett Distribution          1,128        6,273       7,401          504         1991         5-40 yrs.
 Center
 Kennestone Corporate             518        5,089       5,607          358         1985         5-40 yrs.
 Center
 Lavista Business Park            821        5,812       6,633          480         1973         5-40 yrs.
 Norcross, I, II                  326        2,022       2,348          144         1970         5-40 yrs.
 Nortel                         3,341       32,111      35,452        1,438         1998         5-40 yrs.
 Newpoint Place I                 825        3,799       4,624          407         1998         5-40 yrs.
 Newpoint Place II              1,436        3,321       4,757            9         1999         5-40 yrs.
 Newpoint Place III               661        2,560       3,221          149         1998         5-40 yrs.
 Newpoint Place                 3,160           --       3,160           --          N/A            N/A
 Newpoint - Site E                 --           --          --           --          N/A            N/A
 Oakbrook I                       873        5,024       5,897          448         1981         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                                 Initial Cost             to Acquisition
                                            ----------------------- --------------------------
                                   1999                Building &                 Building &
         Description          Encumbrance     Land   Improvements       Land    Improvements
----------------------------- ------------- -------- -------------- ----------- --------------
 Oakbrook II                        (11)      1,579     8,388              --         1,186
 Oakbrook III                       (11)      1,480     8,388              --           209
 Oakbrook IV                        (11)        953     5,400              --           130
 Oakbrook V                         (11)      2,206     12,501             --           262
 Oakbrook Summitt                 4,531         950     6,572              --           378
 Oxford Lake Business                --         855     7,014              --            99
 Center
 Peachtree Corners Land              --       1,394        --              --            --
 Peachtree Corners II                --       1,392     4,482              --           (31)
 Southside Distribution              --         810     1,219              --         3,340
 Center
 Highwoods Center I @                --         305     3,299              --            --
 Tradeport
 HIW Center II at Tradeport          --         635     3,474              --            --
 Atlanta Tradeport                   --       6,694        --              --            --
 Tradeport I                         --         557     2,669              --            --
 Tradeport II                        --         557     3,456              --            --
 Baltimore, MD
 4000 Old Court Medical              --         862     5,152            (862)       (5,152)
 Building
 9690 Deereco Road                   --       1,188     16,296         (1,188)      (16,296)
 Automatic Data Processing           --       2,277     7,667          (2,277)       (7,667)
 The Atrium                          --       1,390     9,864          (1,390)       (9,864)
 Business Center at Owings           --         827     1,581            (827)       (1,581)
 Mills, Lot 7
 Business Center at Owings           --         786     2,241            (786)       (2,241)
 Mills, Lot 8
 Business Center at Owings           --         960     6,125            (960)       (6,125)
 Mills, Lot 9
 Clark Building                      --       1,675     8,764          (1,675)       (8,764)
 Merrill Lynch Building              --       2,960     11,316         (2,960)      (11,316)
 Sportsman Club                      --      15,291        --              --            --
 Boca, Raton, FL
 Highwoods Square                    --       2,586     14,657         (2,586)      (14,657)
 Highwoods Plaza                     --       1,772     10,042         (1,772)      (10,042)
 One Boca Place                      --       5,736     32,505         (5,736)      (32,505)
 Charlotte, FL
 4101 Stuart Andrew                  --          70       510              --           254
 Boulevard
 4105 Stuart Andrew                  --          26       189              --            22
 Boulevard
 4109 Stuart Andrew                  --          87       636              --            40
 Boulevard
 4201 Stuart Andrew                  --         110       809              --            58
 Boulevard
 4205 Stuart Andrew                  --         134       979              --            52
 Boulevard
 4209 Stuart Andrew                  --          91       665              --            52
 Boulevard
 4215 Stuart Andrew                  --         133       978              --            74
 Boulevard
 4301 Stuart Andrew                  --         232     1,702              --           137
 Boulevard
 4321 Stuart Andrew                  --          73       534              --            34
 Boulevard
 4601 Park Square                    --       2,601     7,802              --           246
 Alston & Bird                       --       2,362     5,379              --            31
 First Citizens Building             --         647     5,528              --           482
 Twin Lakes Distribution             --       2,816     6,570              --            --
 Center
 Mallard Creek I                     --       1,248     4,142              --           301
 Mallard Creek III                   --         845     4,762              --            78
 Mallard Creek IV                    --         348     1,152              --             3
 Mallard Creek V                     --       1,665     8,738              --            --
 Mallard Creek VI                    --         834        --              --            --
 NationsFord Business Park           --       1,206        -- (23)       (791)           --
 Oakhill Land                        --       2,796        --              --            --




                                      Gross Amount at
                                 Which Carried at Close of
                                           Period                                               Life on
                                ------------------------------                                   Which
                                         Building &              Accumulated      Date of     Depreciation
         Description            Land    Improvements    Total  Depreciation   Construction    is Computed
----------------------------- -------- -------------- -------- -------------- -------------- -------------
 Oakbrook II                    1,579       9,574      11,153       1,081         1983         5-40 yrs.
 Oakbrook III                   1,480       8,597      10,077         841         1984         5-40 yrs.
 Oakbrook IV                      953       5,530       6,483         476         1985         5-40 yrs.
 Oakbrook V                     2,206      12,763      14,969       1,169         1985         5-40 yrs.
 Oakbrook Summitt                 950       6,950       7,900         543         1981         5-40 yrs.
 Oxford Lake Business             855       7,113       7,968         488         1985         5-40 yrs.
 Center
 Peachtree Corners Land         1,394          --       1,394          --          N/A            N/A
 Peachtree Corners II           1,392       4,451       5,843           4         1999         5-40 yrs.
 Southside Distribution           810       4,559       5,369         334         1988         5-40 yrs.
 Center
 Highwoods Center I @             305       3,299       3,604         153         1999         5-40 yrs.
 Tradeport
 HIW Center II at Tradeport       635       3,474       4,109          55         1999         5-40 yrs.
 Atlanta Tradeport              6,694          --       6,694          --          N/A            N/A
 Tradeport I                      557       2,669       3,226          68         1999         5-40 yrs.
 Tradeport II                     557       3,456       4,013          86         1999         5-40 yrs.
 Baltimore, MD
 4000 Old Court Medical            --          --          --          --         1987         5-40 yrs.
 Building
 9690 Deereco Road                 --          --          --          --         1989         5-40 yrs.
 Automatic Data Processing         --          --          --          --         1998         5-40 yrs.
 The Atrium                        --          --          --          --         1986         5-40 yrs.
 Business Center at Owings         --          --          --          --         1989         5-40 yrs.
 Mills, Lot 7
 Business Center at Owings         --          --          --          --         1989         5-40 yrs.
 Mills, Lot 8
 Business Center at Owings         --          --          --          --         1988         5-40 yrs.
 Mills, Lot 9
 Clark Building                    --          --          --          --         1974         5-40 yrs.
 Merrill Lynch Building            --          --          --          --         1982         5-40 yrs.
 Sportsman Club                15,291          --      15,291          --          N/A            N/A
 Boca, Raton, FL
 Highwoods Square                  --          --          --          --         1989         5-40 yrs.
 Highwoods Plaza                   --          --          --          --         1980         5-40 yrs.
 One Boca Place                    --          --          --          --         1987         5-40 yrs.
 Charlotte, FL
 4101 Stuart Andrew                70         764         834         177         1984         5-40 yrs.
 Boulevard
 4105 Stuart Andrew                26         211         237          36         1984         5-40 yrs.
 Boulevard
 4109 Stuart Andrew                87         676         763          85         1984         5-40 yrs.
 Boulevard
 4201 Stuart Andrew               110         867         977         117         1982         5-40 yrs.
 Boulevard
 4205 Stuart Andrew               134       1,031       1,165         128         1982         5-40 yrs.
 Boulevard
 4209 Stuart Andrew                91         717         808          96         1982         5-40 yrs.
 Boulevard
 4215 Stuart Andrew               133       1,052       1,185         140         1982         5-40 yrs.
 Boulevard
 4301 Stuart Andrew               232       1,839       2,071         224         1982         5-40 yrs.
 Boulevard
 4321 Stuart Andrew                73         568         641          68         1982         5-40 yrs.
 Boulevard
 4601 Park Square               2,601       8,048      10,649         343         1972         5-40 yrs.
 Alston & Bird                  2,362       5,410       7,772         258         1965         5-40 yrs.
 First Citizens Building          647       6,010       6,657         919         1989         5-40 yrs.
 Twin Lakes Distribution        2,816       6,570       9,386         256         1991         5-40 yrs.
 Center
 Mallard Creek I                1,248       4,443       5,691         196         1986         5-40 yrs.
 Mallard Creek III                845       4,840       5,685         201         1990         5-40 yrs.
 Mallard Creek IV                 348       1,155       1,503          47         1993         5-40 yrs.
 Mallard Creek V                1,665       8,738      10,403          28         1999         5-40 yrs.
 Mallard Creek VI                 834          --         834          --          N/A            N/A
 NationsFord Business Park        415          --         415          --          N/A            N/A
 Oakhill Land                   2,796          --       2,796          --          N/A            N/A

                                                                          Cost Capitalized
                                                                             Subsequent
                                                  Initial Cost             to Acquisition
                                             ----------------------- --------------------------
                                   1999                 Building &                 Building &
         Description          Encumbrance     Land   Improvements        Land    Improvements
----------------------------- ------------- -------- --------------- ----------- --------------
 Oak Hill Business Park           (11)         750     4,248                --            90
 English
 Oak Hill Business Park           (11)         471     2,671                --           282
 Laurel
 Oak Hill Business Park            --        1,403     5,611                --           579
 Live Oak
 Oak Hill Business Park           (11)       1,073     6,078                --           407
 Scarlett
 Oak Hill Business Park           (11)       1,243     7,044                --           474
 Twin Oak
 Oak Hill Business Park           (11)         442     2,505                --           876
 Willow
 Oak Hill Business Park           (11)       1,623     9,196                --           816
 Water
 Pinebrook                         --          846     4,607                --           218
 Parkway Plaza Building 1          --        1,110     4,741                --           538
 Parkway Plaza Building 2          --        1,694     6,777                --         1,267
 Parkway Plaza Building 3            (4)     1,570     6,282                --           567
 Parkway Plaza Building 6          --           --     2,438                --           534
 Parkway Plaza Building 7          --           --     4,648                --           237
 Parkway Plaza Building 8          --           --     4,698                --           203
 Parkway Plaza Building 9          --           --     6,008                --            28
 Parkway Plaza Building 11         --           --     2,328               160            --
 Parkway Plaza Bldg 12             --          112     1,489                --            --
 Parkway Plaza Bldg 14             --          483     6,077                --            --
 University Research Center        --        3,694     13,463           (3,694)      (13,463)
 Columbia, SC
 Center Point I                    --        1,313     7,441                --            88
 Center Point II                   --        1,183     8,724                 1            --
 Center Point V                    --          265     1,279                --           264
 Center Point VI                   --          265        --                --            --
 Fontaine I                        --        1,219     6,907                --           326
 Fontaine II                       --          941     5,335                --           778
 Fontaine III                      --          853     4,833                --            87
 Fontaine V                        --          395     2,237                --            --
 Piedmont Triad, NC
 Concourse Center 1                --          946     7,646                --            --
 Airport Center Drive              --        1,600        --(13)          (717)           --
 6348 Burnt Poplar                 --          721     2,883                --            26
 6350 Burnt Poplar                 --          339     1,365                --            17
 Chimney Rock A/B                  --        1,610     3,757                 1             4
 Chimney Rock C                    --          604     1,408                --             2
 Chimney Rock D                    --          236       550                --             2
 Chimney Rock E                    --        1,692     3,948                 1            43
 Chimney Rock F                    --        1,431     3,338                 1             4
 Chimney Rock G                    --        1,044     2,435                 1             3
 Deep River Corporate              --        1,033     5,855                --           302
 Center
 Airpark East-Copier                 (3)       252     1,008                --           124
 Consultants
 Airpark East-Building 1             (3)       377     1,510                --            47
 Airpark East-Building 2             (3)       461     1,842                --            23
 Airpark East-Building 3             (3)       321     1,283                --            67
 Airpark East-                     --          149       727(12)           313           701
 HewlettPackard
 Airpark East-Inacom               --          106       478(12)           222           294
 Building
 Airpark East-Simplex              --          103       526(12)           196           258
 Airpark East-Building A             (3)       541     2,913                --           470
 Airpark East-Building B             (3)       779     3,200                --           340
 Airpark East-Building C             (3)     2,384     9,535                --           572
 Airpark East-Building D           --          271     3,213(12)           575           711
 Airpark East Expansion            --           --        --                36            --
 Airpark East Land                 --        1,317        --(12)        (1,306)           64
 Airpark East-Service                (3)       275     1,099                --           127
 Center 1




                                       Gross Amount at
                              Which Carried at Close of Period                                   Life on
                              ---------------------------------                                   Which
                                         Building &               Accumulated      Date of     Depreciation
         Description            Land    Improvements    Total   Depreciation   Construction    is Computed
----------------------------- -------- -------------- --------- -------------- -------------- -------------
 Oak Hill Business Park          750        4,338       5,088          378         1984         5-40 yrs.
 English
 Oak Hill Business Park          471        2,953       3,424          327         1984         5-40 yrs.
 Laurel
 Oak Hill Business Park        1,403        6,190       7,593          663         1989         5-40 yrs.
 Live Oak
 Oak Hill Business Park        1,073        6,485       7,558          592         1982         5-40 yrs.
 Scarlett
 Oak Hill Business Park        1,243        7,518       8,761          649         1985         5-40 yrs.
 Twin Oak
 Oak Hill Business Park          442        3,381       3,823          424         1982         5-40 yrs.
 Willow
 Oak Hill Business Park        1,623       10,012      11,635        1,070         1985         5-40 yrs.
 Water
 Pinebrook                       846        4,825       5,671          307         1986         5-40 yrs.
 Parkway Plaza Building 1      1,110        5,279       6,389          567         1982         5-40 yrs.
 Parkway Plaza Building 2      1,694        8,044       9,738        1,294         1983         5-40 yrs.
 Parkway Plaza Building 3      1,570        6,849       8,419          875         1984         5-40 yrs.
 Parkway Plaza Building 6         --        2,972       2,972          436         1996         5-40 yrs.
 Parkway Plaza Building 7         --        4,885       4,885          493         1985         5-40 yrs.
 Parkway Plaza Building 8         --        4,901       4,901          486         1986         5-40 yrs.
 Parkway Plaza Building 9         --        6,036       6,036          612         1984         5-40 yrs.
 Parkway Plaza Building 11       160        2,328       2,488          103         1999         5-40 yrs.
 Parkway Plaza Bldg 12           112        1,489       1,601            7         1999         5-40 yrs.
 Parkway Plaza Bldg 14           483        6,077       6,560           54         1999         5-40 yrs.
 University Research Center       --           --          --           --         1980         5-40 yrs.
 Columbia, SC
 Center Point I                1,313        7,529       8,842          642         1988         5-40 yrs.
 Center Point II               1,184        8,724       9,908          852         1996         5-40 yrs.
 Center Point V                  265        1,543       1,808          174         1997         5-40 yrs.
 Center Point VI                 265           --         265           --          N/A            N/A
 Fontaine I                    1,219        7,233       8,452          599         1985         5-40 yrs.
 Fontaine II                     941        6,113       7,054          878         1987         5-40 yrs.
 Fontaine III                    853        4,920       5,773          437         1988         5-40 yrs.
 Fontaine V                      395        2,237       2,632          186         1990         5-40 yrs.
 Piedmont Triad, NC
 Concourse Center 1              946        7,646       8,592          126         1999         5-40 yrs.
 Airport Center Drive            883           --         883           --          N/A            N/A
 6348 Burnt Poplar               721        2,909       3,630          353         1990         5-40 yrs.
 6350 Burnt Poplar               339        1,382       1,721          168         1992         5-40 yrs.
 Chimney Rock A/B              1,611        3,761       5,372          156         1981         5-40 yrs.
 Chimney Rock C                  604        1,410       2,014           58         1983         5-40 yrs.
 Chimney Rock D                  236          552         788           23         1983         5-40 yrs.
 Chimney Rock E                1,693        3,991       5,684          165         1985         5-40 yrs.
 Chimney Rock F                1,432        3,342       4,774          139         1987         5-40 yrs.
 Chimney Rock G                1,045        2,438       3,483          101         1987         5-40 yrs.
 Deep River Corporate          1,033        6,157       7,190          604         1989         5-40 yrs.
 Center
 Airpark East-Copier             252        1,132       1,384          137         1990         5-40 yrs.
 Consultants
 Airpark East-Building 1         377        1,557       1,934          220         1990         5-40 yrs.
 Airpark East-Building 2         461        1,865       2,326          229         1986         5-40 yrs.
 Airpark East-Building 3         321        1,350       1,671          188         1986         5-40 yrs.
 Airpark East-                   462        1,428       1,890          185         1996         5-40 yrs.
 HewlettPackard
 Airpark East-Inacom             328          772       1,100          157         1996         5-40 yrs.
 Building
 Airpark East-Simplex            299          784       1,083          131         1997         5-40 yrs.
 Airpark East-Building A         541        3,383       3,924          525         1986         5-40 yrs.
 Airpark East-Building B         779        3,540       4,319          548         1988         5-40 yrs.
 Airpark East-Building C       2,384       10,107      12,491        1,305         1990         5-40 yrs.
 Airpark East-Building D         846        3,924       4,770          586         1997         5-40 yrs.
 Airpark East Expansion           36           --          36           --          N/A            N/A
 Airpark East Land                11           64          75           --          N/A            N/A
 Airpark East-Service            275        1,226       1,501          187         1985         5-40 yrs.
 Center 1

                                                                       Cost Capitalized
                                                                          Subsequent
                                                  Initial Cost          to Acquisition
                                             ---------------------- ---------------------
                                   1999                 Building &            Building &
         Description          Encumbrance      Land   Improvements    Land  Improvements
----------------------------- -------------- -------- -------------- ------ --------------
 Airpark East-Service                 (3)        222         889       --         119
 Center 2
 Airpark East-Service                 (3)        304       1,214       --          66
 Center 3
 Airpark East-Service                 (3)        224         898       --          74
 Center 4
 Airpark East-Service Court           (3)        194         774       --          57
 Airpark East-Warehouse 1             (3)        384       1,535       --          78
 Airpark East-Warehouse 2             (3)        372       1,488       --          86
 Airpark East-Warehouse 3             (3)        370       1,480       --          49
 Airpark East-Warehouse 4             (3)        657       2,628       --         179
 Airpark East-Highland                (3)        175         699       --         377
 206 South Westgate Drive           --            91         664       --          19
 207 South Westgate Drive           --           138       1,012       --           8
 300 South Westgate Drive           --            68         496       --           6
 305 South Westgate Drive           --            30         220       --          69
 307 South Westgate Drive           --            66         485       --          14
 309 South Westgate Drive           --            68         496       --          21
 311 South Westgate Drive           --            75         551       --          27
 315 South Westgate Drive           --            54         396       --          13
 317 South Westgate Drive           --            81         597       --          25
 319 South Westgate Drive           --            54         396       --           7
 Inman Road Land                    --         2,357          --       --          --
 7906 Industrial Village            --            62         455       --          22
 Road
 7908 Industrial Village            --            62         455       --          11
 Road
 7910 Industrial Village            --            62         455       --          14
 Road
 Jefferson Pilot Land             7,683       13,560          --       --          --
 Airpark North - DC1                  (3)        723       2,891       --         187
 Airpark North - DC2                  (3)      1,094       4,375       --          95
 Airpark North - DC3                  (3)        378       1,511       --         215
 Airpark North - DC4                  (3)        377       1,508       --         141
 Airpark North Land                 --           804          --       --          --
 2606 Phoenix Drive                 --            63         466       --          --
 (100 Series)
 2606 Phoenix Drive                 --            63         466       --           3
 (200 Series)
 2606 Phoenix Drive                 --            31         229       --         124
 (300 Series)
 2606 Phoenix Drive                 --            52         382       --          11
 (400 Series)
 2606 Phoenix Drive                 --            64         471       --          20
 (500 Series)
 2606 Phoenix Drive                 --            78         575       --          16
 (600 Series)
 Network Construction               --            --         533       --         200
 5 Dundas Circle                    --            72         531       --          14
 7 Dundas Circle                    --            75         552       --          28
 8 Dundas Circle                    --            84         617       --          19
 302 Pomona Drive                   --            84         617       --          81
 304 Pomona Drive                   --            22         163       --           1
 306 Pomona Drive                   --            50         368       --          26
 308 Pomona Drive                   --            72         531       --           9
 9 Dundas Circle                    --            51         373       --          37
 2616 Phoenix Drive                 --           135         990       --          82
 500 Radar Road                     --           202       1,484       --         109
 502 Radar Road                     --            39         285       --          80
 504 Radar Road                     --            39         285       --          14
 506 Radar Road                     --            39         285       --           7
 Regency One-Piedmont               --           515       2,347       --         576
 Center
 Regency Two-Piedmont               --           435       1,859       --         509
 Center
 Sears Cenfact                      --           861       3,446       --          26
 4000 Spring Garden Street          --           127         933       --          87
 4002 Spring Garden Street          --            39         290       --           6




                                       Gross Amount at
                              Which Carried at Close of Period                                   Life on
                              ---------------------------------                                   Which
                                         Building &               Accumulated      Date of     Depreciation
         Description            Land    Improvements    Total   Depreciation   Construction    is Computed
----------------------------- -------- -------------- --------- -------------- -------------- -------------
 Airpark East-Service             222       1,008       1,230         131          1985         5-40 yrs.
 Center 2
 Airpark East-Service             304       1,280       1,584         192          1985         5-40 yrs.
 Center 3
 Airpark East-Service             224         972       1,196         119          1985         5-40 yrs.
 Center 4
 Airpark East-Service Court       194         831       1,025         116          1990         5-40 yrs.
 Airpark East-Warehouse 1         384       1,613       1,997         210          1985         5-40 yrs.
 Airpark East-Warehouse 2         372       1,574       1,946         208          1985         5-40 yrs.
 Airpark East-Warehouse 3         370       1,529       1,899         190          1986         5-40 yrs.
 Airpark East-Warehouse 4         657       2,807       3,464         355          1988         5-40 yrs.
 Airpark East-Highland            175       1,076       1,251          94          1990         5-40 yrs.
 206 South Westgate Drive          91         683         774          77          1986         5-40 yrs.
 207 South Westgate Drive         138       1,020       1,158         114          1986         5-40 yrs.
 300 South Westgate Drive          68         502         570          56          1986         5-40 yrs.
 305 South Westgate Drive          30         289         319          47          1985         5-40 yrs.
 307 South Westgate Drive          66         499         565          61          1985         5-40 yrs.
 309 South Westgate Drive          68         517         585          62          1985         5-40 yrs.
 311 South Westgate Drive          75         578         653          78          1985         5-40 yrs.
 315 South Westgate Drive          54         409         463          50          1985         5-40 yrs.
 317 South Westgate Drive          81         622         703          76          1985         5-40 yrs.
 319 South Westgate Drive          54         403         457          46          1985         5-40 yrs.
 Inman Road Land                2,357          --       2,357          --           N/A            N/A
 7906 Industrial Village           62         477         539          52          1985         5-40 yrs.
 Road
 7908 Industrial Village           62         466         528          57          1985         5-40 yrs.
 Road
 7910 Industrial Village           62         469         531          60          1985         5-40 yrs.
 Road
 Jefferson Pilot Land          13,560          --      13,560          --           N/A            N/A
 Airpark North - DC1              723       3,078       3,801         364          1986         5-40 yrs.
 Airpark North - DC2            1,094       4,470       5,564         557          1987         5-40 yrs.
 Airpark North - DC3              378       1,726       2,104         293          1988         5-40 yrs.
 Airpark North - DC4              377       1,649       2,026         230          1988         5-40 yrs.
 Airpark North Land               804          --         804          --           N/A            N/A
 2606 Phoenix Drive                63         466         529          52          1989         5-40 yrs.
 (100 Series)
 2606 Phoenix Drive                63         469         532          55          1989         5-40 yrs.
 (200 Series)
 2606 Phoenix Drive                31         353         384          47          1989         5-40 yrs.
 (300 Series)
 2606 Phoenix Drive                52         393         445          49          1989         5-40 yrs.
 (400 Series)
 2606 Phoenix Drive                64         491         555          64          1989         5-40 yrs.
 (500 Series)
 2606 Phoenix Drive                78         591         669          77          1989         5-40 yrs.
 (600 Series)
 Network Construction              --         733         733          55          1988         5-40 yrs.
 5 Dundas Circle                   72         545         617          69          1987         5-40 yrs.
 7 Dundas Circle                   75         580         655          72          1986         5-40 yrs.
 8 Dundas Circle                   84         636         720          85          1986         5-40 yrs.
 302 Pomona Drive                  84         698         782          96          1987         5-40 yrs.
 304 Pomona Drive                  22         164         186          19          1987         5-40 yrs.
 306 Pomona Drive                  50         394         444          52          1987         5-40 yrs.
 308 Pomona Drive                  72         540         612          63          1987         5-40 yrs.
 9 Dundas Circle                   51         410         461          47          1986         5-40 yrs.
 2616 Phoenix Drive               135       1,072       1,207         126          1985         5-40 yrs.
 500 Radar Road                   202       1,593       1,795         205          1981         5-40 yrs.
 502 Radar Road                    39         365         404          57          1986         5-40 yrs.
 504 Radar Road                    39         299         338          34          1986         5-40 yrs.
 506 Radar Road                    39         292         331          34          1986         5-40 yrs.
 Regency One-Piedmont             515       2,923       3,438         404          1996         5-40 yrs.
 Center
 Regency Two-Piedmont             435       2,368       2,803         439          1996         5-40 yrs.
 Center
 Sears Cenfact                    861       3,472       4,333         425          1989         5-40 yrs.
 4000 Spring Garden Street        127       1,020       1,147         131          1983         5-40 yrs.
 4002 Spring Garden Street         39         296         335          35          1983         5-40 yrs.

                                                                          Cost Capitalized
                                                                             Subsequent
                                                 Initial Cost              to Acquisition
                                            ----------------------- ----------------------------
                                   1999                Building &                   Building &
         Description          Encumbrance     Land   Improvements        Land     Improvements
----------------------------- ------------- -------- -------------- ------------- --------------
 4004 Spring Garden Street         --          139        1,019            --             67
 Airpark South Warehouse I         --          537        2,934            --             --
 Airpark South Warehouse 2         --          733        2,548            --             --
 Airpark South Warehouse 4         --          489        2,175            --             --
 Airpark South Warehouse VI        --        1,690        3,915            --             --
 RF Micro Devices                  --          512        7,674          (512)        (7,674)
 Airpark West(1)                     (4)       954        3,817            --            824
 Airpark West(2)                     (4)       887        3,536              (3)         498
 Airpark West(4)                     (4)       226          903            --            132
 Airpark West(5)                     (4)       242          966            --             76
 Airpark West(6)                     (4)       326        1,308            --            128
 7327 West Friendly Avenue         --           60          441            --              7
 7339 West Friendly Avenue         --           63          465            --             27
 7341 West Friendly Avenue         --          113          831            --            123
 7343 West Friendly Avenue         --           72          531            --             24
 7345 West Friendly Avenue         --           66          485            --             17
 7347 West Friendly Avenue         --           97          709            --             61
 7349 West Friendly Avenue         --           53          388            --             14
 7351 West Friendly Avenue         --          106          778            --             28
 7353 West Friendly Avenue         --          123          901            --             12
 7355 West Friendly Avenue         --           72          525            --              7
 150 Stratford                     --        2,777       11,459            --            404
 Chesapeake                          (4)     1,236        4,944            --              8
 Forsyth Corporate Center         (11)         326        1,850            --            647
 The Knollwood(370)                  (3)     1,819        7,451            --            472
 The Knollwood(380)                  (3)     2,977       11,912            --          1,891
 RMIC                              --        1,091        5,525            --            626
 Robinhood                         --          290        1,159            --            115
 101 Stratford                     --        1,205        6,810            --            306
 Consolidated Center/              --          625        2,126            --             56
 Building I
 Consolidated Center/              --          625        4,376            --            138
 Building II
 Consolidated Center/              --          680        3,522            --             51
 Building III
 Consolidated Center/              --          376        1,624            --            184
 Building IV
 Champion Headquarters             --        1,725        6,280            --             85
 Grassy Creek - Building G         --        1,439        3,357        (1,439)        (3,357)
 Grassy Creek - Building H         --        1,606        3,748        (1,606)        (3,748)
 Grassy Creek - Building I         --        1,835        4,283        (1,835)        (4,283)
 Hampton Park - Building 5         --          318          742            --            145
 Hampton Park - Building 6         --          371          866            --              6
 Hampton Park - Building 7         --          212          495            --              3
 Hampton Park - Building 8         --          212          495            --             65
 Hampton Park - Building 9         --          212          495            --              3
 5100 Indiana Avenue               --          490        1,143            --              2
 Members Warehouse                 --          602        1,406          (602)        (1,406)
 Madison Park - Building           --          211          493            --             --
 5610
 Madison Park - Building          (10)         941        2,196            --             --
 5620
 Madison Park - Building          (10)       1,486        3,468            --             13
 5630
 Madison Park - Building          (10)         893        2,083            --             --
 5635
 Madison Park - Building          (10)       3,632        8,476            --             35
 5640
 Madison Park - Building          (10)       1,081        2,522            --              1
 5650
 Madison Park - Building          (10)       1,910        4,456            --             10
 5660
 Madison Park - Building          (10)       5,891       13,753            --             22
 5655
 711 Almondridge                   --          301          702            --             25
 710 Almondridge                   --        1,809        4,221            --            109
 500 Northridge                    --        1,789        4,174            --              2




                                       Gross Amount at
                              Which Carried at Close of Period                                   Life on
                              ---------------------------------                                   Which
                                         Building &               Accumulated      Date of     Depreciation
         Description            Land    Improvements    Total   Depreciation   Construction    is Computed
----------------------------- -------- -------------- --------- -------------- -------------- -------------
 4004 Spring Garden Street       139        1,086       1,225          144         1983         5-40 yrs.
 Airpark South Warehouse I       537        2,934       3,471          155         1998         5-40 yrs.
 Airpark South Warehouse 2       733        2,548       3,281           35         1999         5-40 yrs.
 Airpark South Warehouse 4       489        2,175       2,664           17         1999         5-40 yrs.
 Airpark South Warehouse VI    1,690        3,915       5,605           96         1999         5-40 yrs.
 RF Micro Devices                 --           --          --           --         1997         5-40 yrs.
 Airpark West(1)                 954        4,641       5,595          807         1984         5-40 yrs.
 Airpark West(2)                 884        4,034       4,918          601         1985         5-40 yrs.
 Airpark West(4)                 226        1,035       1,261          176         1985         5-40 yrs.
 Airpark West(5)                 242        1,042       1,284          165         1985         5-40 yrs.
 Airpark West(6)                 326        1,436       1,762          234         1985         5-40 yrs.
 7327 West Friendly Avenue        60          448         508           50         1987         5-40 yrs.
 7339 West Friendly Avenue        63          492         555           59         1989         5-40 yrs.
 7341 West Friendly Avenue       113          954       1,067          120         1988         5-40 yrs.
 7343 West Friendly Avenue        72          555         627           62         1988         5-40 yrs.
 7345 West Friendly Avenue        66          502         568           61         1988         5-40 yrs.
 7347 West Friendly Avenue        97          770         867          115         1988         5-40 yrs.
 7349 West Friendly Avenue        53          402         455           52         1988         5-40 yrs.
 7351 West Friendly Avenue       106          806         912           99         1988         5-40 yrs.
 7353 West Friendly Avenue       123          913       1,036          102         1988         5-40 yrs.
 7355 West Friendly Avenue        72          532         604           59         1988         5-40 yrs.
 150 Stratford                 2,777       11,863      14,640        1,504         1991         5-40 yrs.
 Chesapeake                    1,236        4,952       6,188          604         1993         5-40 yrs.
 Forsyth Corporate Center        326        2,497       2,823          345         1985         5-40 yrs.
 The Knollwood(370)            1,819        7,923       9,742        1,088         1994         5-40 yrs.
 The Knollwood(380)            2,977       13,803      16,780        1,950         1990         5-40 yrs.
 RMIC                          1,091        6,151       7,242          510         1998         5-40 yrs.
 Robinhood                       290        1,274       1,564          191         1989         5-40 yrs.
 101 Stratford                 1,205        7,116       8,321          369         1986         5-40 yrs.
 Consolidated Center/            625        2,182       2,807          116         1983         5-40 yrs.
 Building I
 Consolidated Center/            625        4,514       5,139          243         1983         5-40 yrs.
 Building II
 Consolidated Center/            680        3,573       4,253          190         1989         5-40 yrs.
 Building III
 Consolidated Center/            376        1,808       2,184          119         1989         5-40 yrs.
 Building IV
 Champion Headquarters         1,725        6,365       8,090          338         1993         5-40 yrs.
 Grassy Creek - Building G        --           --          --           --         1984         5-40 yrs.
 Grassy Creek - Building H        --           --          --           --         1985         5-40 yrs.
 Grassy Creek - Building I        --           --          --           --         1986         5-40 yrs.
 Hampton Park - Building 5       318          887       1,205           39         1981         5-40 yrs.
 Hampton Park - Building 6       371          872       1,243           35         1980         5-40 yrs.
 Hampton Park - Building 7       212          498         710           20         1983         5-40 yrs.
 Hampton Park - Building 8       212          560         772           20         1984         5-40 yrs.
 Hampton Park - Building 9       212          498         710           20         1985         5-40 yrs.
 5100 Indiana Avenue             490        1,145       1,635           44         1982         5-40 yrs.
 Members Warehouse                --           --          --           --         1986         5-40 yrs.
 Madison Park - Building         211          493         704           19         1988         5-40 yrs.
 5610
 Madison Park - Building         941        2,196       3,137           86         1983         5-40 yrs.
 5620
 Madison Park - Building       1,486        3,481       4,967          135         1983         5-40 yrs.
 5630
 Madison Park - Building         893        2,083       2,976           81         1986         5-40 yrs.
 5635
 Madison Park - Building       3,632        8,511      12,143          330         1985         5-40 yrs.
 5640
 Madison Park - Building       1,081        2,523       3,604           98         1984         5-40 yrs.
 5650
 Madison Park - Building       1,910        4,466       6,376          173         1984         5-40 yrs.
 5660
 Madison Park - Building       5,891       13,775      19,666          535         1987         5-40 yrs.
 5655
 711 Almondridge                 301          727       1,028           32         1988         5-40 yrs.
 710 Almondridge               1,809        4,330       6,139          168         1989         5-40 yrs.
 500 Northridge                1,789        4,176       5,965          166         1988         5-40 yrs.

                                                                       Cost Capitalized
                                                                          Subsequent
                                                 Initial Cost           to Acquisition
                                            ---------------------- ------------------------
                                   1999               Building &               Building &
         Description          Encumbrance     Land  Improvements      Land   Improvements
----------------------------- ------------- ------- -------------- --------- --------------
 520 Northridge                     --       1,645      3,876           --          345
 531 Northridge Warehouse           --       4,992      11,648          --          174
 531 Northridge Office              --         766      1,788           --            1
 540 Northridge                     --       2,038      4,755           --          140
 550 Northridge                     --         472      1,102           --          152
 US Airways                        (11)      2,625      14,824          --          209
 University Commercial              --         429      1,771           --          170
 Center-Landmark 03
 University Commercial              --         514      2,058           --          185
 Center-Archer 04
 University Commercial              --         276      1,155           --           71
 Center-Service Center 1
 University Commercial              --         215       859            --          127
 Center-Service Center 2
 University Commercial              --         167       668            --           26
 Center-Service Center 3
 University Commercial              --         203       812            --            8
 Center-Warehouse 1
 University Commercial              --         196       786            --           13
 Center-Warehouse 2
 Westpoint Business                   (1)      795      3,181           --            3
 Park-BMF
 Westpoint Business                 --         346      1,384           --            1
 Park-Luwabahnson
 Westpoint Business Park              (1)      120       480            --           38
 (3 & 4)
 Westpoint Business Park            --       1,759        --(14)      (420)           1
 Westpoint Business                   (1)      393      1,570           --           65
 Park-Wp 11
 Westpoint Business                   (1)      382      1,531           --           44
 Park-Wp 12
 Westpoint Business                   (1)      297      1,192           --           41
 Park-Wp 13
 Westpoint Business                 --         640      2,577           --           26
 Park-Fairchild
 Westpoint Business                 --         178       590            --          336
 Park-Warehouse5
 Greenville, SC
 385 Land                           --       1,800        --            --           --
 Nationsbank Plaza                  --         642      9,349           --        1,867
 Brookfield Plaza                  (11)      1,489      8,437           --          328
 Brookfield-CRS Sirrine             --       3,022      17,125          --           --
 Brookfield-YMCA                    --          33       189            --           16
 385 Building 1                     --       1,413      1,401           --        2,778
 Patewood I                         --         942      5,016           --           71
 Patewood II                        --         942      5,018           --          115
 Patewood III                      (11)        835      4,733           --          151
 Patewood IV                       (11)      1,210      6,856           --            4
 Patewood V                        (11)      1,677      9,503           --           65
 Patewood VI                        --       2,375      9,643           --           --
 769 Pelham Road                    --         705      2,778           --           10
 Patewood Business Center           --       1,312      7,436           --          169
 Jacksonville, FL
 9A Land                            --       3,915        --            --           --
 Belfort Park I                     --       1,322      4,285           83          218
 Belfort Park II                    --         831      5,066           52          413
 Belfort Park III                   --         647      4,063           41          747
 Belfort Park VI                    --          --        --           484           --
 Belfort Park VII                   --          --        --         1,560           --
 CIGNA Building                     --         381      1,592           24          214
 Harry James Building               --         272      1,360           17          280
 Independent Square                 --       3,985      44,633         250       13,667
 Three Oaks Plaza                   --       1,630      14,036         102          835
 Reflections                      6,520        958      9,877           60          544
 Southpoint Building                --         594      3,987           37          231
 SWD Land Annex                     --          --        --             1            5
 Highwoods Center                   --       1,143      6,476           --           83
 Life of the South Building         --         184      4,750           12          563




                                      Gross Amount at
                                 Which Carried at Close of
                                           Period                                               Life on
                              --------------------------------                                   Which
                                        Building &               Accumulated      Date of     Depreciation
         Description            Land   Improvements    Total   Depreciation   Construction    is Computed
----------------------------- ------- -------------- --------- -------------- -------------- -------------
 520 Northridge                1,645       4,221       5,866          155         1988         5-40 yrs.
 531 Northridge Warehouse      4,992      11,822      16,814          459         1989         5-40 yrs.
 531 Northridge Office           766       1,789       2,555           70         1989         5-40 yrs.
 540 Northridge                2,038       4,895       6,933          188         1987         5-40 yrs.
 550 Northridge                  472       1,254       1,726           67         1989         5-40 yrs.
 US Airways                    2,625      15,033      17,658          800       1970-1987      5-40 yrs.
 University Commercial           429       1,941       2,370          252         1985         5-40 yrs.
 Center-Landmark 03
 University Commercial           514       2,243       2,757          314         1986         5-40 yrs.
 Center-Archer 04
 University Commercial           276       1,226       1,502          174         1983         5-40 yrs.
 Center-Service Center 1
 University Commercial           215         986       1,201          155         1983         5-40 yrs.
 Center-Service Center 2
 University Commercial           167         694         861           86         1984         5-40 yrs.
 Center-Service Center 3
 University Commercial           203         820       1,023          100         1983         5-40 yrs.
 Center-Warehouse 1
 University Commercial           196         799         995           97         1983         5-40 yrs.
 Center-Warehouse 2
 Westpoint Business              795       3,184       3,979          388         1986         5-40 yrs.
 Park-BMF
 Westpoint Business              346       1,385       1,731          169         1990         5-40 yrs.
 Park-Luwabahnson
 Westpoint Business Park         120         518         638           63         1988         5-40 yrs.
 (3 & 4)
 Westpoint Business Park       1,339           1       1,340           --          N/A            N/A
 Westpoint Business              393       1,635       2,028          211         1988         5-40 yrs.
 Park-Wp 11
 Westpoint Business              382       1,575       1,957          192         1988         5-40 yrs.
 Park-Wp 12
 Westpoint Business              297       1,233       1,530          150         1988         5-40 yrs.
 Park-Wp 13
 Westpoint Business              640       2,603       3,243          314         1990         5-40 yrs.
 Park-Fairchild
 Westpoint Business              178         926       1,104          224         1995         5-40 yrs.
 Park-Warehouse5
 Greenville, SC
 385 Land                      1,800          --       1,800           --          N/A            N/A
 Nationsbank Plaza               642      11,216      11,858          820         1973         5-40 yrs.
 Brookfield Plaza              1,489       8,765      10,254          840         1987         5-40 yrs.
 Brookfield-CRS Sirrine        3,022      17,125      20,147        1,421         1990         5-40 yrs.
 Brookfield-YMCA                  33         205         238           26         1990         5-40 yrs.
 385 Building 1                1,413       4,179       5,592          348         1998         5-40 yrs.
 Patewood I                      942       5,087       6,029          368         1985         5-40 yrs.
 Patewood II                     942       5,133       6,075          386         1987         5-40 yrs.
 Patewood III                    835       4,884       5,719          506         1989         5-40 yrs.
 Patewood IV                   1,210       6,860       8,070          569         1989         5-40 yrs.
 Patewood V                    1,677       9,568      11,245          789         1990         5-40 yrs.
 Patewood VI                   2,375       9,643      12,018          591         1999         5-40 yrs.
 769 Pelham Road                 705       2,788       3,493          132         1989         5-40 yrs.
 Patewood Business Center      1,312       7,605       8,917          650         1983         5-40 yrs.
 Jacksonville, FL
 9A Land                       3,915          --       3,915           --          N/A            N/A
 Belfort Park I                1,405       4,503       5,908          280         1988         5-40 yrs.
 Belfort Park II                 883       5,479       6,362          363         1988         5-40 yrs.
 Belfort Park III                688       4,810       5,498          369         1988         5-40 yrs.
 Belfort Park VI                 484          --         484           --          N/A            N/A
 Belfort Park VII              1,560          --       1,560           --          N/A            N/A
 CIGNA Building                  405       1,806       2,211          113         1972         5-40 yrs.
 Harry James Building            289       1,640       1,929          110         1982         5-40 yrs.
 Independent Square            4,235      58,300      62,535        3,355         1975         5-40 yrs.
 Three Oaks Plaza              1,732      14,871      16,603          921         1972         5-40 yrs.
 Reflections                   1,018      10,421      11,439          615         1985         5-40 yrs.
 Southpoint Building             631       4,218       4,849          239         1980         5-40 yrs.
 SWD Land Annex                    1           5           6            1          N/A            N/A
 Highwoods Center              1,143       6,559       7,702          549         1991         5-40 yrs.
 Life of the South Building      196       5,313       5,509          337         1964         5-40 yrs.

                                                                              Cost Capitalized
                                                                                 Subsequent
                                                      Initial Cost             to Acquisition
                                                 ----------------------- --------------------------
                                       1999                 Building &                 Building &
           Description           Encumbrance       Land   Improvements       Land    Improvements
-------------------------------- --------------- -------- -------------- ----------- --------------
 Tallahasse, FL
 Blair Stone Building                   --         1,550      32,988            --        1,170
 215 South Monroe St.                   --         1,950      17,853             4          497
 Building
 Shawnee Mission, KS
 Corinth Square North                     (6)      2,693      10,772            --          410
 Shops
 Corinth Shops South                      (6)      1,043      4,172             --           52
 Fairway Shops                       2,710           673      2,694             --          179
 Georgetown Marketplace                 --         1,399      5,598         (1,399)      (5,598)
 Prairie Village Shops               11,229        3,289      13,157            --        1,172
 Shannon Valley Shopping             6,427         1,669      6,678             --        1,252
 Center
 Trailwood III Shops                   783           223        893             --           55
 Trailwood Shops                        --           458      1,831             --           72
 Valencia Place                         --            --      2,245             --           --
 Westwood Shops                         --           113        453             --            4
 Brymar Building                        --           329      1,317             --           22
 Corinth Executive Square               --           514      2,054             --          490
 Corinth Office Building               868           529      2,116             --           52
 Fairway North Building              4,500           753      3,013             --          163
 Fairway West Building               4,775           851      3,402             --          226
 Hartford Office Building               --           568      2,271             --          138
 Land - Kansas                          --        28,275        121           (371)          --
 Nichols Building                      920           490      1,959             --           99
 Oak Park Building                      --           368      1,470             --          159
 Prairie Village Office Center          --           749      2,997             --          159
 OUIVIRA Business Park A                --           191        447             --           21
 QUIVIRA Business Park B                --           179        417             --           14
 QUIVIRA Business Park C                --           189        440             --            8
 QUIVIRA Business Park D                --           154        360             --            9
 QUIVIRA Business Park E                --           251        586             --            8
 QUIVIRA Business Park F                --           171        400             --           28
 QUIVIRA Business Park G                --           205        477             --           --
 QUIVIRA Business Park H                --           175        407             --           --
 QUIVIRA Business Park J                --           360        839             --           37
 QUIVIRA Business Park L                --            98        222             --            6
 QUIVIRA Business Park K                --            95        222             --           --
 QUIVIRA Business                       --           257        600             --          542
 Park SWB
 Kansas City, MO
 48th & Penn                              (9)        418      3,765             --          732
 Balcony Retail                           (9)        889      8,002             --        2,311
 Brookside Shopping Center           3,898         2,002      8,602            154          717
 Court of the Penguins                    (9)        566      5,091             --          411
 Colonial Shops                         --           138        550             --           76
 Crestwood Shops                        --           253      1,013             --           52
 Esplanade                                (9)        748      6,734             --          863
 Land Under Ground Leases               --         9,789        114(18)     (5,781)          --
 Retail
 Halls Block                              (9)        275      2,478             --        2,541
 Kenilworth                             --           113        452             --           31
 Macy's Block                             (9)        504      4,536             --          333
 Millcreek Retail                         (9)        602      5,422             --        1,549
 Nichols Block Retail                     (9)        600      5,402             --          370
 96th & Nall Shops                      --            99        397             --           18
 Plaza Central                            (9)        405      3,649             --        1,193
 Plaza Savings South                      (9)        357      3,211             --        1,147
 Romanelli Annex Shops                  --            24         97             --           --
 Red Bridge Shops                       --         1,091      4,364             --        1,048
 Romanelli Shops                        --           219        875             --          151
 Seville Shops West                       (9)        300      2,696             --        9,205
 Seville Square                                       --      20,973            --           --
 Swanson Block                            (9)        949      8,537             --          898
 Theater Block                            (9)      1,197      10,769            --        3,496
 Time Block Retail                        (9)      1,292      11,627            --        3,063
 Triangle                                 (9)        308      2,771             --          460




                                         Gross Amount at
                                    Which Carried at Close of
                                              Period                                               Life on
                                 --------------------------------                                   Which
                                            Building &              Accumulated      Date of     Depreciation
           Description             Land    Improvements    Total  Depreciation   Construction    is Computed
-------------------------------- -------- -------------- -------- -------------- -------------- -------------
 Tallahasse, FL
 Blair Stone Building              1,550      34,158      35,708      1,855          1994         5-40 yrs.
 215 South Monroe St.              1,954      18,350      20,304        850          1976         5-40 yrs.
 Building
 Shawnee Mission, KS
 Corinth Square North              2,693      11,182      13,875        412          1962         5-40 yrs.
 Shops
 Corinth Shops South               1,043       4,224       5,267        159          1953         5-40 yrs.
 Fairway Shops                       673       2,873       3,546        125          1940         5-40 yrs.
 Georgetown Marketplace               --          --          --         --          1974         5-40 yrs.
 Prairie Village Shops             3,289      14,329      17,618        572          1948         5-40 yrs.
 Shannon Valley Shopping           1,669       7,930       9,599        356          1988         5-40 yrs.
 Center
 Trailwood III Shops                 223         948       1,171         38          1986         5-40 yrs.
 Trailwood Shops                     458       1,903       2,361         73          1968         5-40 yrs.
 Valencia Place                       --       2,245       2,245         --          1999         5-40 yrs.
 Westwood Shops                      113         457         570         17          1926         5-40 yrs.
 Brymar Building                     329       1,339       1,668         54          1968         5-40 yrs.
 Corinth Executive Square            514       2,544       3,058        112          1973         5-40 yrs.
 Corinth Office Building             529       2,168       2,697         79          1960         5-40 yrs.
 Fairway North Building              753       3,176       3,929        142          1985         5-40 yrs.
 Fairway West Building               851       3,628       4,479        168          1983         5-40 yrs.
 Hartford Office Building            568       2,409       2,977         98          1978         5-40 yrs.
 Land - Kansas                    27,904         121      28,025          4           N/A            N/A
 Nichols Building                    490       2,058       2,548         80          1978         5-40 yrs.
 Oak Park Building                   368       1,629       1,997         60          1976         5-40 yrs.
 Prairie Village Office Center       749       3,156       3,905        129          1960         5-40 yrs.
 OUIVIRA Business Park A             191         468         659         19          1975         5-40 yrs.
 QUIVIRA Business Park B             179         431         610         17          1973         5-40 yrs.
 QUIVIRA Business Park C             189         448         637         17          1973         5-40 yrs.
 QUIVIRA Business Park D             154         369         523         13          1973         5-40 yrs.
 QUIVIRA Business Park E             251         594         845         21          1973         5-40 yrs.
 QUIVIRA Business Park F             171         428         599         15          1973         5-40 yrs.
 QUIVIRA Business Park G             205         477         682         18          1973         5-40 yrs.
 QUIVIRA Business Park H             175         407         582         25          1973         5-40 yrs.
 QUIVIRA Business Park J             360         876       1,236         42          1973         5-40 yrs.
 QUIVIRA Business Park L              98         228         326         11          1985         5-40 yrs.
 QUIVIRA Business Park K              95         222         317         11          1985         5-40 yrs.
 QUIVIRA Business                    257       1,142       1,399         52          1973         5-40 yrs.
 Park SWB
 Kansas City, MO
 48th & Penn                         418       4,497       4,915        227          1948         5-40 yrs.
 Balcony Retail                      889      10,313      11,202        382          1925         5-40 yrs.
 Brookside Shopping Center         2,156       9,319      11,475        338          1919         5-40 yrs.
 Court of the Penguins               566       5,502       6,068        263          1945         5-40 yrs.
 Colonial Shops                      138         626         764         26          1907         5-40 yrs.
 Crestwood Shops                     253       1,065       1,318         41          1932         5-40 yrs.
 Esplanade                           748       7,597       8,345        324          1928         5-40 yrs.
 Land Under Ground Leases          4,008         114       4,122          4           N/A            N/A
 Retail
 Halls Block                         275       5,019       5,294        117          1964         5-40 yrs.
 Kenilworth                          113         483         596         18          1965         5-40 yrs.
 Macy's Block                        504       4,869       5,373        215          1926         5-40 yrs.
 Millcreek Retail                    602       6,971       7,573        296          1920         5-40 yrs.
 Nichols Block Retail                600       5,772       6,372        256          1930         5-40 yrs.
 96th & Nall Shops                    99         415         514         16          1976         5-40 yrs.
 Plaza Central                       405       4,842       5,247        195          1958         5-40 yrs.
 Plaza Savings South                 357       4,358       4,715        155          1948         5-40 yrs.
 Romanelli Annex Shops                24          97         121          4          1963         5-40 yrs.
 Red Bridge Shops                  1,091       5,412       6,503        171          1959         5-40 yrs.
 Romanelli Shops                     219       1,026       1,245         48          1925         5-40 yrs.
 Seville Shops West                  300      11,901      12,201        270          1999         5-40 yrs.
 Seville Square                       --      20,973      20,973        281          1999         5-40 yrs.
 Swanson Block                       949       9,435      10,384        406          1967         5-40 yrs.
 Theater Block                     1,197      14,265      15,462        523          1928         5-40 yrs.
 Time Block Retail                 1,292      14,690      15,982        559          1929         5-40 yrs.
 Triangle                            308       3,231       3,539        143          1925         5-40 yrs.

                                                                             Cost Capitalized
                                                                                Subsequent
                                                     Initial Cost             to Acquisition
                                                ----------------------- --------------------------
                                      1999                 Building &                 Building &
          Description           Encumbrance       Land   Improvements       Land    Improvements
------------------------------- --------------- -------- -------------- ----------- --------------
 Cole Garden Apartments                --            22         122           (22)       (122)
 Corinth Gardens                       --           283       1,603            --          77
 Coach House North                  8,000         1,604       9,092            --         182
 Coach House South                  20,000        3,707      21,008            --         246
 Coach Lamp                            --           870       4,929            --         158
 Corinth Paddock                       --         1,050       5,949            --         171
 Corinth Place                      4,500           639       3,623            --          53
 Rental Houses                         --            --         939            --           1
 Kenilworth                         7,153         2,160      12,240            --         342
 Kirkwood Circle                       --         3,000          --            --          --
 Mission Valley                     1,053           576       3,266            --          76
 Neptune                            4,447         1,073       6,079            --         151
 Parklane                              --           273       1,548            --          23
 Penn Wick Apartments                  --            31         175           (31)       (175)
 Regency House                      4,183         1,853      10,500            --       1,124
 St. Charles Apartments                --            29         164            --            (1)
 Sulgrave                           7,768         2,621      14,855            --       1,088
 Tama Apartments                       --            16          93           (16)        (93)
 Wornall Road Apartments               --            30         171            --          --
 4900 Main Building                    --         3,202      12,809            --         165
 63rd & Brookside Building             --            71         283            --           7
 Balcony Office                          (9)         65         585            --          85
 Bannister Business Center          1,106           306         713            --         174
 Challenger Inc.                    19,000       13,475          --         5,620          --
 Esplanade Block Office                  (9)        375       3,374            --         261
 Marley Continental Homes              --           180       1,620            --          --
 of KS
 Millcreek Office                        (9)         79         717            --         146
 Land - Missouri                       --         4,665         188          (434)         --
 Nichols Block Office                    (9)         74         668            --          62
 One Ward Parkway                      --           666       2,663            --         240
 Plaza Land Company                    --            50          --           (50)         --
 Park Plaza Building                     (9)      1,352       5,409            27       1,848
 Parkway Building                      --           395       1,578            --         168
 Romanelli Annex Office                --            73         294            --           8
 Building
 Red Bridge Professional               --           405       1,621            --         133
 Building
 Two Brush Creek Plaza                 --           961       3,845            --         175
 Theatre Block Office                    (9)        242       2,179            --          --
 Time Block Office                       (9)        199       1,792            --         248
 Memphis, TN
 Atrium I & II                         --         1,530       6,121            40         258
 Centrum                               --         1,013       5,488            --         248
 Colonnade                             --         1,300       7,994            --          --
 Hickory Hill Medical Plaza            --           398       2,256            --           8
 3400 Players Club Parkway            (11)        1,005       5,515            --          --
 International Place Phase II          --         4,847      27,469            --       1,140
 Kirby Centre                          --           525       2,973            --         114
 International Place                   --         2,566          --            --          --
 Phase III
 Southwind Office Center A             --           996       5,643            --         239
 Southwind Office Center B             --         1,356       7,684            --         312
 Southwind Office Center D             --           744       6,232            --          --
 Southwind Office Center C            (11)        1,070       5,924            --          --
 Norfolk, VA
 Battlefield Business                  --           774       4,387            --         146
 Center II
 Greenbriar Business Center            --           936       5,305            --          56
 Hampton Center Two                    --           945       6,567            --          --
 Riverside II                          --             2       9,148            --          --
 Riverside Building                    --         1,495       5,963        (1,495)     (5,963)
 Nashville, TN
 3322 West End                         --         3,021      27,266            --          --
 3401 Westend                          --         6,103      23,343            84       2,104
 5310 Maryland Way                     --         1,923       7,360            20         152
 Ayers Land                            --         1,164          --            --          --




                                         Gross Amount at
                                Which Carried at Close of Period                                   Life on
                                ---------------------------------                                   Which
                                           Building &               Accumulated      Date of     Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction    is Computed
------------------------------- -------- -------------- --------- -------------- -------------- -------------
 Cole Garden Apartments              --          --          --           --         1960         5-40 yrs.
 Corinth Gardens                    283       1,680       1,963           63         1961         5-40 yrs.
 Coach House North                1,604       9,274      10,878          345         1986         5-40 yrs.
 Coach House South                3,707      21,254      24,961          780         1984         5-40 yrs.
 Coach Lamp                         870       5,087       5,957          187         1961         5-40 yrs.
 Corinth Paddock                  1,050       6,120       7,170          227         1973         5-40 yrs.
 Corinth Place                      639       3,676       4,315          135         1987         5-40 yrs.
 Rental Houses                       --         940         940           17          N/A         5-40 yrs.
 Kenilworth                       2,160      12,582      14,742          466         1965         5-40 yrs.
 Kirkwood Circle                  3,000          --       3,000           --          N/A            N/A
 Mission Valley                     576       3,342       3,918          123         1964         5-40 yrs.
 Neptune                          1,073       6,230       7,303          227         1988         5-40 yrs.
 Parklane                           273       1,571       1,844           58         1924         5-40 yrs.
 Penn Wick Apartments                --          --          --           --         1965         5-40 yrs.
 Regency House                    1,853      11,624      13,477          479         1960         5-40 yrs.
 St. Charles Apartments              29         163         192            3         1922         5-40 yrs.
 Sulgrave                         2,621      15,943      18,564          603         1967         5-40 yrs.
 Tama Apartments                     --          --          --           --         1965         5-40 yrs.
 Wornall Road Apartments             30         171         201            6         1918         5-40 yrs.
 4900 Main Building               3,202      12,974      16,176          506         1986         5-40 yrs.
 63rd & Brookside Building           71         290         361           11         1919         5-40 yrs.
 Balcony Office                      65         670         735           22         1928         5-40 yrs.
 Bannister Business Center          306         887       1,193           51         1985         5-40 yrs.
 Challenger Inc.                 19,095          --      19,095           --          N/A            N/A
 Esplanade Block Office             375       3,635       4,010          129         1945         5-40 yrs.
 Marley Continental Homes           180       1,620       1,800           59          N/A         5-40 yrs.
 of KS
 Millcreek Office                    79         863         942           28         1925         5-40 yrs.
 Land - Missouri                  4,231         188       4,419            7          N/A         5-40 yrs.
 Nichols Block Office                74         730         804           32         1938         5-40 yrs.
 One Ward Parkway                   666       2,903       3,569          166         1980         5-40 yrs.
 Plaza Land Company                  --          --          --           --          N/A            N/A
 Park Plaza Building              1,379       7,257       8,636          294         1983         5-40 yrs.
 Parkway Building                   395       1,746       2,141           95       1906-1910      5-40 yrs.
 Romanelli Annex Office              73         302         375           11         1963         5-40 yrs.
 Building
 Red Bridge Professional            405       1,754       2,159           76         1972         5-40 yrs.
 Building
 Two Brush Creek Plaza              961       4,020       4,981          176         1983         5-40 yrs.
 Theatre Block Office               242       2,179       2,421           80         1928         5-40 yrs.
 Time Block Office                  199       2,040       2,239           78         1945         5-40 yrs.
 Memphis, TN
 Atrium I & II                    1,570       6,379       7,949          479         1984         5-40 yrs.
 Centrum                          1,013       5,736       6,749          355         1979         5-40 yrs.
 Colonnade                        1,300       7,994       9,294          574         1998         5-40 yrs.
 Hickory Hill Medical Plaza         398       2,264       2,662          187         1988         5-40 yrs.
 3400 Players Club Parkway        1,005       5,515       6,520          628         1997         5-40 yrs.
 International Place Phase II     4,847      28,609      33,456        2,619         1988         5-40 yrs.
 Kirby Centre                       525       3,087       3,612          256         1984         5-40 yrs.
 International Place              2,566          --       2,566           --          N/A            N/A
 Phase III
 Southwind Office Center A          996       5,882       6,878          494         1991         5-40 yrs.
 Southwind Office Center B        1,356       7,996       9,352          701         1990         5-40 yrs.
 Southwind Office Center D          744       6,232       6,976           59         1999         5-40 yrs.
 Southwind Office Center C        1,070       5,924       6,994          155         1998         5-40 yrs.
 Norfolk, VA
 Battlefield Business               774       4,533       5,307          364         1987         5-40 yrs.
 Center II
 Greenbriar Business Center         936       5,361       6,297          448         1984         5-40 yrs.
 Hampton Center Two                 945       6,567       7,512          102         1999         5-40 yrs.
 Riverside II                         2       9,148       9,150          213         1999         5-40 yrs.
 Riverside Building                  --          --          --           --         1988         5-40 yrs.
 Nashville, TN
 3322 West End                    3,021      27,266      30,287          143         1986         5-40 yrs.
 3401 Westend                     6,187      25,447      31,634        2,608         1982         5-40 yrs.
 5310 Maryland Way                1,943       7,512       9,455          672         1994         5-40 yrs.
 Ayers Land                       1,164          --       1,164           --          N/A            N/A

                                                                               Cost Capitalized
                                                                                  Subsequent
                                                     Initial Cost               to Acquisition
                                              --------------------------- --------------------------
                                     1999                  Building &                   Building &
          Description           Encumbrance     Land   Improvements           Land    Improvements
------------------------------- ------------- -------- ------------------ ----------- --------------
 Southpointe                            --      1,655        9,059               --            --
 BNA Corporate Center               11,265         --        22,588              --         1,552
 Caterpillar Financial Center           --         --        2,964               --            --
 Century City Plaza I                   --        903        3,612               --           388
 Cool Springs - Building II             --     10,225          --                --            --
 Cool Springs I                         --      1,983        13,854              --            --
 Eastpark 1, 2, 3                    3,801      3,137        11,842            (133)          716
 Grassmere                              --      1,779          --(19)          (348)           --
 Grassmere I                            --      1,251        7,091              350         1,062
 Grassmere II                           --      2,260        12,804              --           371
 Grassmere III                          --      1,340        7,592               --             5
 Highwoods Plaza I                      --      1,772        9,029               --            --
 Highwoods Plaza II                     --      1,448        6,948               --         1,239
 Harpeth on the Green II                --      1,419        5,677                1           392
 Harpeth on the Green III               --      1,658        6,633                2           362
 Harpeth on the Green IV                --      1,709        6,835                5           640
 Harpeth on the Green V                 --        662        5,771               --            --
 Lakeview Ridge                         --      2,208        7,545               --           138
 Lakeview Ridge II                      --        605        5,883               --            --
 Lakeview Ridge III                     --      1,073        9,708               --            --
 Ridge Development                      --      1,960          --(20)        (1,960)           --
 The Sparrow Building                   --      1,262        5,047               --           150
 Grassmere/Thousdale Land               --        760          --                --            --
 Winners Circle                         --      1,495        7,072                2           223
 Westwood South                         --      2,106        10,517              --            --
 Orlando, FL
 Sunport Center                         --      1,505        9,777               --           107
 Oakridge Center                        --      4,700        18,761              --           805
 Corporate Square                       --        900        1,717             (900)       (1,717)
 Executive Point Towers                 --      2,200        7,230           (2,200)       (7,230)
 Sandlake Southwest                  3,439      1,025        4,049               --            22
 Lakeview Office Park                   --      5,400        13,994          (5,400)      (13,994)
 2699 Lee Road Building                 --      1,500        6,003           (1,500)       (6,003)
 Lake Mary Land                         --      2,788          --                --            --
 MetroWest Center                       --      1,344        7,618               --           197
 Landmark I                             --      6,785        28,243              --           602
 Landmark II                            --      6,785        28,206              --           127
 C N A Maitland I                       --      1,858        16,129          (1,858)      (16,129)
 Maitland Building B                    --      1,115        8,121               --           315
 C N A Maitland II                      --        743        2,639             (743)       (2,639)
 Hard Rock Cafe                         --      1,305        3,570           (1,305)       (2,409)
 Metro West Land                        --      5,505          --                --            --
 One Winter Park                        --      1,000        3,652           (1,000)       (3,652)
 The Palladium                          --      1,400        5,500           (1,400)       (5,500)
 201 Pine Street Building               --      4,400        29,836              --         1,424
 Capital Plaza                          --         --          --                --            14
 Capital Plaza III                      --         --          --             2,970            --
 Pine Street Parking                    --      1,030        8,087               --            --
 Premier Point North                    --        800        3,037             (800)       (3,037)
 Premier Point South                    --        600        3,404             (600)       (3,404)
 Interlachen Village                 2,055      1,100        2,689               --            47
 Signature Plaza                        --      4,300        30,294               2         2,348
 Skyline Center                         --        700        2,748             (700)       (2,748)
 Southwest Corporate                    --        991        5,613             (991)       (5,613)
 Center
 Research Triangle, NC
 Blue Ridge II                          --        463        1,485               --            --
 Blue Ridge I                           --        722        4,538               --         1,051
 3404 North Duke Street                 --        879        3,522             (879)       (3,522)
 Fairfield II                           --        910        3,647             (910)       (3,647)
 3600 Glenwood Avenue                   --         --        10,994              --            --
 3645 Trust Drive - One                 --        520        2,949              268           441
 North Commerce Center
 3737 Glenwood Ave.                     --         --        15,889              --            --
 4020 North Roxboro Road                --        675        2,708             (675)       (2,708)
 4101 North Roxboro Road                --      1,059        4,243           (1,059)       (4,243)




                                        Gross Amount at
                                   Which Carried at Close of
                                             Period                                               Life on
                                --------------------------------                                   Which
                                           Building &              Accumulated      Date of     Depreciation
          Description             Land    Improvements    Total  Depreciation   Construction    is Computed
------------------------------- -------- -------------- -------- -------------- -------------- -------------
 Southpointe                      1,655       9,059      10,714         655         1998         5-40 yrs.
 BNA Corporate Center                --      24,140      24,140       2,338         1985         5-40 yrs.
 Caterpillar Financial Center        --       2,964       2,964          --         1999         5-40 yrs.
 Century City Plaza I               903       4,000       4,903         465         1987         5-40 yrs.
 Cool Springs - Building II      10,225          --      10,225          --          N/A            N/A
 Cool Springs I                   1,983      13,854      15,837         608         1999         5-40 yrs.
 Eastpark 1, 2, 3                 3,004      12,558      15,562       1,370         1978         5-40 yrs.
 Grassmere                        1,431          --       1,431          --          N/A            N/A
 Grassmere I                      1,601       8,153       9,754         708         1984         5-40 yrs.
 Grassmere II                     2,260      13,175      15,435       1,181         1985         5-40 yrs.
 Grassmere III                    1,340       7,597       8,937         631         1990         5-40 yrs.
 Highwoods Plaza I                1,772       9,029      10,801       1,283         1996         5-40 yrs.
 Highwoods Plaza II               1,448       8,187       9,635       1,034         1997         5-40 yrs.
 Harpeth on the Green II          1,420       6,069       7,489         558         1984         5-40 yrs.
 Harpeth on the Green III         1,660       6,995       8,655         605         1987         5-40 yrs.
 Harpeth on the Green IV          1,714       7,475       9,189         684         1989         5-40 yrs.
 Harpeth on the Green V             662       5,771       6,433         493         1998         5-40 yrs.
 Lakeview Ridge                   2,208       7,683       9,891         693         1986         5-40 yrs.
 Lakeview Ridge II                  605       5,883       6,488         450         1998         5-40 yrs.
 Lakeview Ridge III               1,073       9,708      10,781         216         1999         5-40 yrs.
 Ridge Development                   --          --          --          --          N/A            N/A
 The Sparrow Building             1,262       5,197       6,459         425         1982         5-40 yrs.
 Grassmere/Thousdale Land           760          --         760          --          N/A            N/A
 Winners Circle                   1,497       7,295       8,792         411         1987         5-40 yrs.
 Westwood South                   2,106      10,517      12,623         112         1999         5-40 yrs.
 Orlando, FL
 Sunport Center                   1,505       9,884      11,389         551         1990         5-40 yrs.
 Oakridge Center                  4,700      19,566      24,266       1,096       1966-1992      5-40 yrs.
 Corporate Square                    --          --          --          --         1971         5-40 yrs.
 Executive Point Towers              --          --          --          --         1978         5-40 yrs.
 Sandlake Southwest               1,025       4,071       5,096         157         1986         5-40 yrs.
 Lakeview Office Park                --          --          --          --         1975         5-40 yrs.
 2699 Lee Road Building              --          --          --          --         1974         5-40 yrs.
 Lake Mary Land                   2,788          --       2,788          --          N/A            N/A
 MetroWest Center                 1,344       7,815       9,159         677         1988         5-40 yrs.
 Landmark I                       6,785      28,845      35,630       1,427         1983         5-40 yrs.
 Landmark II                      6,785      28,333      35,118       1,357         1985         5-40 yrs.
 C N A Maitland I                    --          --         312          --         1998         5-40 yrs.
 Maitland Building B              1,115       8,436       9,236          58         1999         5-40 yrs.
 C N A Maitland II                   --          --           3          --         1998         5-40 yrs.
 Hard Rock Cafe                      --       1,161       1,161          --         1998         5-40 yrs.
 Metro West Land                  5,505          --       5,505          --          N/A            N/A
 One Winter Park                     --          --          --          --         1982         5-40 yrs.
 The Palladium                       --          --          --          --         1988         5-40 yrs.
 201 Pine Street Building         4,400      31,260      35,660       1,863         1980         5-40 yrs.
 Capital Plaza                       --          14          14          --          N/A         5-40 yrs.
 Capital Plaza III                2,970          --       2,970          --         1999         5-40 yrs.
 Pine Street Parking              1,030       8,087       9,117         141         1999         5-40 yrs.
 Premier Point North                 --          --          --          --         1983         5-40 yrs.
 Premier Point South                 --          --          --          --         1983         5-40 yrs.
 Interlachen Village              1,100       2,736       3,836         163         1987         5-40 yrs.
 Signature Plaza                  4,302      32,642      36,944       2,046         1986         5-40 yrs.
 Skyline Center                      --          --          --          --         1985         5-40 yrs.
 Southwest Corporate                 --          --          --          --         1984         5-40 yrs.
 Center
 Research Triangle, NC
 Blue Ridge II                      463       1,485       1,948         482         1988         5-40 yrs.
 Blue Ridge I                       722       5,589       6,311         907         1982         5-40 yrs.
 3404 North Duke Street              --          --           4          --         1985         5-40 yrs.
 Fairfield II                        --          --          --          --         1989         5-40 yrs.
 3600 Glenwood Avenue                --      10,994      10,994         767         1986         5-40 yrs.
 3645 Trust Drive - One             788       3,390       4,178         271         1984         5-40 yrs.
 North Commerce Center
 3737 Glenwood Ave.                  --      15,889      15,889          95         1999         5-40 yrs.
 4020 North Roxboro Road             --          --          --          --         1989         5-40 yrs.
 4101 North Roxboro Road             --          --          20          --         1984         5-40 yrs.

                                                                            Cost Capitalized
                                                                               Subsequent
                                                  Initial Cost               to Acquisition
                                           --------------------------- --------------------------
                                  1999                  Building &                   Building &
         Description         Encumbrance     Land   Improvements           Land    Improvements
---------------------------- ------------- -------- ------------------ ----------- --------------
 Fairfield I                        --        805         3,227             (805)       (3,227)
 4101 Research Commons              --      1,349         6,928               --            --
 4201 Research Commons              --      1,204         7,715               --         2,423
 4301 Research Commons              --        900         7,425               --           708
 4401 Research Commons              --      1,249         8,929               --         4,973
 4501 Research Commons              --        785         4,448               --         1,235
 4800 North Park                    --      2,678         17,673              --           332
 4900 North Park                 1,389        770         1,989               --           275
 5000 North Park                   (11)     1,010         4,697               --         1,134
 5200 Green's Dairy - One           --        169          959                --           205
 North Commerce Center
 5220 Green's Dairy - One           --        382         2,165               --           107
 North Commerce Center
 5301 Departure Drive               --        882         5,000               --             6
 4000 Aerial Center                 --        541         2,163             (541)       (2,163)
 Amica                              --        289         1,517               --            80
 Arrowwood                          --        955         3,406               --           633
 Aspen                              --        560         2,088               --           453
 Birchwood                          --        201          907                --            53
 BTI                                --         --         15,504              --         3,897
 BTI Houses                         --        250          250                --            --
 Capital Center                     --        851           --(15)          (474)           --
 Cedar East                         --        563         2,491               --           330
 Cedar West                         --        563         2,475               --           623
 Clintrials Land Parcel 2           --        657           --                --            --
 Clintrials Land Parcel 3           --        548           --                --            --
 Clintrials Research                --      2,497         12,798          (2,497)      (12,798)
 Colony Corporate Center            --        613         3,296               --           696
 Concourse                          --        986         12,069              --         1,779
 Cape Fear                          --        131           --                --         2,627
 Creekstone Crossing                --        728         3,841               --           100
 Cotton                             --        460         1,844             (460)       (1,844)
 Catawba                            --        125         1,635               --           293
 Cottonwood                         --        609         3,253               --             8
 Cypress                            --        567         1,729               --           288
 Dogwood                            --        766         2,777               --            23
 EPA Annex                          --      2,601         10,920              --           109
 Expressway Warehouse               --        242           --                 4         1,929
 Global Software                   (11)       465         7,471               --            --
 Hawthorn                           --        904         3,782               --           238
 Highwoods Health Club              --        142          524                --         2,516
 Holiday Inn Reservations           --        867         2,735               --           136
 Center
 Holly                              --        300         1,144               --            45
 Healthsource                       --      1,294         10,593              10         1,696
 Highwoods Tower One               (11)       203         16,914              --           547
 Highwoods Centre                   --        532         7,902               --            --
 Ironwood                           --        319         1,276               --           364
 Kaiser                             --        133         3,625               --           759
 Laurel                             --        884         2,524               --           449
 Lake Plaza East                    --        856         4,893               --           696
 Highwoods Office Center            --      1,103           49(16)          (746)           --
 North
 Highwoods Office Center            --      2,518           --                --            --
 South
 Leatherwood                        --        213          851                --           445
 Martin Land                        --         --           --             3,361            --
 A4 Health Systems                  --        717         3,418               --         1,300
 Creekstone Park                    --        796           --(17)          (647)           --
 Northpark I                        --        405           --                93         3,782
 North Park - Land                  --        962           --               510            --
 Phase I - One North                --        768         4,353               --           330
 Commerce Center
 \`W' Building - One North          --      1,163         6,592               --         1,484
 Commerce Center
 Overlook                           --        398         10,401              --            --
 Pamlico/Roanoke                    --        269           --                20        11,087




                                      Gross Amount at
                             Which Carried at Close of Period                                   Life on
                             ---------------------------------                                   Which
                                        Building &               Accumulated      Date of     Depreciation
         Description           Land    Improvements    Total   Depreciation   Construction    is Computed
---------------------------- -------- -------------- --------- -------------- -------------- -------------
 Fairfield I                     --           --          --           --         1987         5-40 yrs.
 4101 Research Commons        1,349        6,928       8,277           49         1999         5-40 yrs.
 4201 Research Commons        1,204       10,138      11,342        2,601         1991         5-40 yrs.
 4301 Research Commons          900        8,133       9,033          959         1989         5-40 yrs.
 4401 Research Commons        1,249       13,902      15,151        3,817         1987         5-40 yrs.
 4501 Research Commons          785        5,683       6,468        1,008         1985         5-40 yrs.
 4800 North Park              2,678       18,005      20,683        2,555         1985         5-40 yrs.
 4900 North Park                770        2,264       3,034          387         1984         5-40 yrs.
 5000 North Park              1,010        5,831       6,841        1,186         1980         5-40 yrs.
 5200 Green's Dairy - One       169        1,164       1,333           93         1984         5-40 yrs.
 North Commerce Center
 5220 Green's Dairy - One       382        2,272       2,654          211         1984         5-40 yrs.
 North Commerce Center
 5301 Departure Drive           882        5,006       5,888          416         1984         5-40 yrs.
 4000 Aerial Center              --           --          --           --         1992         5-40 yrs.
 Amica                          289        1,597       1,886          282         1983         5-40 yrs.
 Arrowwood                      955        4,039       4,994          684         1979         5-40 yrs.
 Aspen                          560        2,541       3,101          437         1980         5-40 yrs.
 Birchwood                      201          960       1,161          159         1983         5-40 yrs.
 BTI                             --       19,401      19,401          786         1995         5-40 yrs.
 BTI Houses                     250          250         500            8          N/A         5-40 yrs.
 Capital Center                 377           --         377           --          N/A            N/A
 Cedar East                     563        2,821       3,384          488         1981         5-40 yrs.
 Cedar West                     563        3,098       3,661          631         1981         5-40 yrs.
 Clintrials Land Parcel 2       657           --         657           --          N/A            N/A
 Clintrials Land Parcel 3       548           --         548           --          N/A            N/A
 Clintrials Research             --           --          --           --         1998         5-40 yrs.
 Colony Corporate Center        613        3,992       4,605          700         1985         5-40 yrs.
 Concourse                      986       13,848      14,834        1,981         1986         5-40 yrs.
 Cape Fear                      131        2,627       2,758        1,624         1979         5-40 yrs.
 Creekstone Crossing            728        3,941       4,669          475         1990         5-40 yrs.
 Cotton                          --           --          --           --         1972         5-40 yrs.
 Catawba                        125        1,928       2,053        1,156         1980         5-40 yrs.
 Cottonwood                     609        3,261       3,870          465         1983         5-40 yrs.
 Cypress                        567        2,017       2,584          347         1980         5-40 yrs.
 Dogwood                        766        2,800       3,566          390         1983         5-40 yrs.
 EPA Annex                    2,601       11,029      13,630        1,354         1966         5-40 yrs.
 Expressway Warehouse           246        1,929       2,175          465         1990         5-40 yrs.
 Global Software                465        7,471       7,936        1,340         1996         5-40 yrs.
 Hawthorn                       904        4,020       4,924        1,916         1987         5-40 yrs.
 Highwoods Health Club          142        3,040       3,182          173         1998         5-40 yrs.
 Holiday Inn Reservations       867        2,871       3,738          414         1984         5-40 yrs.
 Center
 Holly                          300        1,189       1,489          196         1984         5-40 yrs.
 Healthsource                 1,304       12,289      13,593        1,283         1996         5-40 yrs.
 Highwoods Tower One            203       17,461      17,664        3,989         1991         5-40 yrs.
 Highwoods Centre               532        7,902       8,434          289         1998         5-40 yrs.
 Ironwood                       319        1,640       1,959          344         1978         5-40 yrs.
 Kaiser                         133        4,384       4,517        1,512         1988         5-40 yrs.
 Laurel                         884        2,973       3,857          409         1982         5-40 yrs.
 Lake Plaza East                856        5,589       6,445        1,137         1984         5-40 yrs.
 Highwoods Office Center        357           49         406           15          N/A            N/A
 North
 Highwoods Office Center      2,518           --       2,518           --          N/A            N/A
 South
 Leatherwood                    213        1,296       1,509          283         1979         5-40 yrs.
 Martin Land                  3,361           --       3,361           --          N/A            N/A
 A4 Health Systems              717        4,718       5,435          624         1996         5-40 yrs.
 Creekstone Park                149           --         149           --          N/A            N/A
 Northpark I                    498        3,782       4,280          343         1997         5-40 yrs.
 North Park - Land            1,472           --       1,472           --          N/A            N/A
 Phase I - One North            768        4,683       5,451          442         1981         5-40 yrs.
 Commerce Center
 \`W' Building - One North    1,163        8,076       9,239          838         1983         5-40 yrs.
 Commerce Center
 Overlook                       398       10,401      10,799          173         1999         5-40 yrs.
 Pamlico/Roanoke                289       11,087      11,376        2,973         1980         5-40 yrs.

                                                                          Cost Capitalized
                                                                             Subsequent
                                                  Initial Cost             to Acquisition
                                             ----------------------- ---------------------------
                                   1999                 Building &                  Building &
         Description          Encumbrance      Land   Improvements       Land     Improvements
----------------------------- -------------- -------- -------------- ------------ --------------
 Phoenix                            --          394      2,019          (394)         (2,019)
 Raleigh Corp Center Lot D          --           --         --          2,039             --
 Red Oak at Highwoods               --          389      6,086            --              --
 Rexwoods Center I                    (4)       775         --           103           3,701
 Rexwoods II                        --          355         --             7           1,851
 Rexwoods III                       --          886         --            34           2,920
 Rexwoods IV                        --          586         --            --           3,640
 Rexwoods V                         --        1,301      5,979            --              --
 Riverbirch                        (11)         448         --            21           4,506
 Situs I                           (11)         693      2,917              (1)        1,480
 Situs II                           --          718      5,950            --              --
 Six Forks Center I                 --          666      2,663            --             485
 Six Forks Center II                --        1,086      4,345            --             462
 Six Forks Center III              (11)         862      4,411            --             425
 Smoketree Tower                    --        2,353      11,802           --           4,604
 South Square I                       (4)       606      3,785            --             832
 South Square II                    --          525      4,710            --             289
 Sycamore                          (11)         255      5,830            --              --
 Building 2A - Triangle               (4)       377      4,004            --             858
 Business Center
 Building 2B - Triangle               (4)       118      1,225            --             213
 Business Center
 Building 3 - Triangle                (4)       409      5,349            --             660
 Business Center
 Building 7 - Triangle                (4)       414      6,301            --             670
 Business Center
 Weston                             --        1,544         --            --              --
 Willow Oak                        (11)         458      4,685            --           1,834
 Richmond, VA
 Innsbrook Centre                   --          914      6,768            --              --
 Highwoods Distribution            735           --         --          5,575             --
 Center
 Airport Center I                   --          708      4,374            --             998
 Airport Center 2                   --          362      2,896            --             215
 Capital One Building I             --        1,278      10,690           --              --
 Capital One Building II            --          477      3,946            --              --
 Capital One Building III           --        1,278      11,515           --              --
 Capital One Parking Deck           --           --      2,288            --              --
 1309 Cary Street                   --          171        685            --              99
 4900 Cox                           --        1,324      5,305            --             165
 Technology Park 1                  --          541      2,166            --             182
 East Shore I                       --           --      1,254            --              --
 East Shore II                      --          907      6,662            --              --
 East Shore III                     --           --      2,220            --              --
 Grove Park II                      --          902         --            --              --
 Grove Park                         --          349      2,685           364           3,069
 Highwoods Distribution             --          517      5,714            --              --
 Center
 Highwoods One                     (11)       1,846      8,613            --           1,953
 Richfood Holdings Building         --          785      5,170            --           1,375
 End of Cox Road Land               --          966         -- (21)     (966)             --
 North Shore Commons                --           71         --            --              --
 Highwoods Five                     --          806      4,948            --             979
 Sadler & Cox Land                 239           --         --          1,682             --
 Highwoods Common                   --          547      4,342             2              --
 Liberty Mutual Building          3,263       1,205      4,819            --             618
 Waterfront Plaza                     (5)       585      2,347            --             670
 Mercer Plaza                       --        1,556      12,350           --              --
 Markel-American                    --        1,372      8,667            --             934
 North Park Building                --        2,163      8,659            --             440
 Hamilton Beach Building              (5)     1,086      4,344            --             496
 One Shockoe Plaza                  --           --      19,324           --              --
 Westshore I                        --          358      1,431            --              30
 Westshore II                       --          545      2,181            --              36
 Westshore III                      --          961      3,601            --           1,254
 Stony Point I                      --        1,384      11,445           --             989
 Stony Point II                     --        1,561      10,949           --              --




                                       Gross Amount at
                              Which Carried at Close of Period                                   Life on
                              ---------------------------------                                   Which
                                         Building &               Accumulated      Date of     Depreciation
         Description            Land    Improvements    Total   Depreciation   Construction    is Computed
----------------------------- -------- -------------- --------- -------------- -------------- -------------
 Phoenix                          --           --          --           --         1990         5-40 yrs.
 Raleigh Corp Center Lot D     2,039           --       2,039           --          N/A            N/A
 Red Oak at Highwoods            389        6,086       6,475          172         1999         5-40 yrs.
 Rexwoods Center I               878        3,701       4,579        1,031         1990         5-40 yrs.
 Rexwoods II                     362        1,851       2,213          293         1993         5-40 yrs.
 Rexwoods III                    920        2,920       3,840          631         1992         5-40 yrs.
 Rexwoods IV                     586        3,640       4,226          791         1995         5-40 yrs.
 Rexwoods V                    1,301        5,979       7,280          476         1998         5-40 yrs.
 Riverbirch                      469        4,506       4,975        1,312         1987         5-40 yrs.
 Situs I                         692        4,397       5,089          893         1996         5-40 yrs.
 Situs II                        718        5,950       6,668          345         1998         5-40 yrs.
 Six Forks Center I              666        3,148       3,814          379         1982         5-40 yrs.
 Six Forks Center II           1,086        4,807       5,893          579         1983         5-40 yrs.
 Six Forks Center III            862        4,836       5,698          700         1987         5-40 yrs.
 Smoketree Tower               2,353       16,406      18,735        2,813         1984         5-40 yrs.
 South Square I                  606        4,617       5,223          717         1988         5-40 yrs.
 South Square II                 525        4,999       5,524          715         1989         5-40 yrs.
 Sycamore                        255        5,830       6,085          664         1997         5-40 yrs.
 Building 2A - Triangle          377        4,862       5,239        1,113         1984         5-40 yrs.
 Business Center
 Building 2B - Triangle          118        1,438       1,556          284         1984         5-40 yrs.
 Business Center
 Building 3 - Triangle           409        6,009       6,418        1,337         1988         5-40 yrs.
 Business Center
 Building 7 - Triangle           414        6,971       7,385        1,135         1986         5-40 yrs.
 Business Center
 Weston                        1,544           --       1,544           --          N/A            N/A
 Willow Oak                      458        6,519       6,977        1,610         1995         5-40 yrs.
 Richmond, VA
 Innsbrook Centre                914        6,768       7,682            7         1989         5-40 yrs.
 Highwoods Distribution        5,575           --       5,575           --          N/A            N/A
 Center
 Airport Center I                708        5,372       6,080          494         1997         5-40 yrs.
 Airport Center 2                362        3,111       3,473          134         1998         5-40 yrs.
 Capital One Building I        1,278       10,690      11,968          131         1999         5-40 yrs.
 Capital One Building II         477        3,946       4,423           44         1999         5-40 yrs.
 Capital One Building III      1,278       11,515      12,793           49         1999         5-40 yrs.
 Capital One Parking Deck         --        2,288       2,288           20         1999         5-40 yrs.
 1309 Cary Street                171          784         955           71         1987         5-40 yrs.
 4900 Cox                      1,324        5,470       6,794          581         1991         5-40 yrs.
 Technology Park 1               541        2,348       2,889          265         1991         5-40 yrs.
 East Shore I                     --        1,254       1,254           --          N/A            N/A
 East Shore II                   907        6,662       7,569          139         1999         5-40 yrs.
 East Shore III                   --        2,220       2,220           --         1999         5-40 yrs.
 Grove Park II                   902           --         902           --          N/A            N/A
 Grove Park                      713        5,754       6,467          487         1997         5-40 yrs.
 Highwoods Distribution          517        5,714       6,231           98         1999         5-40 yrs.
 Center
 Highwoods One                 1,846       10,566      12,412        1,501         1996         5-40 yrs.
 Richfood Holdings Building      785        6,545       7,330          540         1997         5-40 yrs.
 End of Cox Road Land             --           --          --           --          N/A            N/A
 North Shore Commons              71           --          71           --          N/A            N/A
 Highwoods Five                  806        5,927       6,733          201         1998         5-40 yrs.
 Sadler & Cox Land             1,682           --       1,682           --          N/A            N/A
 Highwoods Common                549        4,342       4,891           48         1999         5-40 yrs.
 Liberty Mutual Building       1,205        5,437       6,642          465         1990         5-40 yrs.
 Waterfront Plaza                585        3,017       3,602          372         1988         5-40 yrs.
 Mercer Plaza                  1,556       12,350      13,906           13         1984         5-40 yrs.
 Markel-American               1,372        9,601      10,973          435         1998         5-40 yrs.
 North Park Building           2,163        9,099      11,262          845         1989         5-40 yrs.
 Hamilton Beach Building       1,086        4,840       5,926          502         1986         5-40 yrs.
 One Shockoe Plaza                --       19,324      19,324        1,510         1996         5-40 yrs.
 Westshore I                     358        1,461       1,819          144         1995         5-40 yrs.
 Westshore II                    545        2,217       2,762          210         1995         5-40 yrs.
 Westshore III                   961        4,855       5,816          535         1997         5-40 yrs.
 Stony Point I                 1,384       12,434      13,818          698         1990         5-40 yrs.
 Stony Point II                1,561       10,949      12,510          128         1999         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                 Initial Cost            to Acquisition
                                             --------------------- --------------------------
                                   1999               Building &                 Building &
         Description          Encumbrance     Land  Improvements       Land    Improvements
----------------------------- ------------- ------- -------------- ----------- --------------
 Stony Point III                    --       2,546          --            --            --
 Technology Park 2                  --         264       1,058            --            49
 Virginia Center Technology         --       1,438       5,858        (1,438)       (5,858)
 Park
 Vantage Place-A                    --         203         811            --           150
 Vantage Place-B                    --         233         931            --           141
 Vantage Place-C                    --         235         940            --            86
 Vantage Place-D                    --         218         873            --           187
 Vantage Point                      --       1,089       4,354            --           633
 South Florida
 2828 Coral Way Building            --       1,100       4,303        (1,100)       (4,303)
 The Atrium at Coral Gables         --       3,000      16,398        (3,000)      (16,398)
 Atrium West                        --       1,300       5,564        (1,300)       (5,564)
 Avion                              --         800       4,307          (800)       (4,307)
 Centrum Plaza                      --       1,000       3,545        (1,000)       (3,545)
 Comeau Building                    --         460       3,683          (460)       (3,683)
 Corporate Square                   --       1,750       3,385        (1,750)       (3,385)
 Dadeland Towers North              --       3,700      18,571        (3,700)      (18,571)
 Debartolo Land                     --       1,727          --            --            --
 Highwoods Court at Doral           --       3,423      13,692        (3,423)      (13,692)
 The 1800 Eller Drive               --          --       9,724            --           491
 Building
 Emerald Hills Plaza I              --       1,450       5,830        (1,450)       (5,830)
 Emerald Hills Plaza II             --       1,450       7,030        (1,450)       (7,030)
 Gulf Atlantic Center               --          --      11,237            --       (11,237)
 Horizon One                        --         998       6,070          (998)       (6,070)
 Highwoods Park H1                  --         215         542          (215)         (542)
 Highwoods Park H2                  --         532       1,838          (532)       (1,838)
 Highwoods Park A                   --         462       1,680          (462)       (1,680)
 Highwoods Park B                   --         388       1,362          (388)       (1,362)
 Highwoods Park C                   --       1,121       3,962        (1,121)       (3,962)
 Highwoods Park D                   --       1,123       3,865        (1,123)       (3,865)
 Highwoods Park E                   --       1,142       3,981        (1,142)       (3,981)
 Highwoods Park F                   --         382       1,284          (382)       (1,284)
 Highwoods Park G                   --         346       2,155          (346)       (2,155)
 Highwoods Park J                   --         326       2,380          (326)       (2,380)
 Highwoods Park L                   --       6,375          --        (6,375)           --
 Highwoods Park M                   --         714       4,133          (714)       (4,133)
 Highwoods Park N                   --          --         114            --          (114)
 Highwoods Park P                   --          --          96            --           (96)
 Palm Beach Gardens Office          --       1,000       4,510        (1,000)       (4,510)
 Park
 Pine Island Commons                --       1,750       4,175        (1,750)       (4,175)
 Sheraton Design Center             --       1,000       4,040        (1,000)       (4,040)
 Sunset Station Plaza               --         660       7,721          (660)       (7,721)
 Venture Corporate Center I         --       1,867       7,458        (1,867)       (7,458)
 Venture Corporate                  --       1,867       8,837        (1,867)       (8,837)
 Center II
 Venture Corporate                  --       1,867       8,838        (1,867)       (8,838)
 Center III
 Tampa, FL
 5400 Gray Street                   --         350         295            --             5
 Anchor Glass                       --       1,281      11,034            --            --
 Atrium                             --       1,639       9,286          (287)        1,753
 7201 - 7243B Bryan Dairy           --         352       2,398          (352)       (2,398)
 7245 - 7279 Bryan Dairy            --         352       2,396          (352)       (2,396)
 Benjamin Center #7                 --         296       1,678          (296)       (1,678)
 Benjamin Center #9                 --         300       1,699          (300)       (1,699)
 Brandywine I                       --         667       1,904          (667)       (1,904)
 Brandywine II                      --         483         965          (483)         (965)
 Bayshore Place                   6,316      2,248      10,323            --           162
 Bay View                           --       1,304       5,964            --           118
 Bay Vista Garden Center              (8)      447       4,777            --            11
 Bay Vista Garden Center II           (8)    1,328       6,981           134           400
 Bay Vista Office Center              (8)      935       4,480            --           169
 Bay Vista Retail Center              (8)      283       1,135            --            23
 Countryside Place                  --         843       3,731            --           114




                                      Gross Amount at
                                 Which Carried at Close of
                                           Period                                               Life on
                              --------------------------------                                   Which
                                        Building &               Accumulated      Date of     Depreciation
         Description            Land   Improvements    Total   Depreciation   Construction    is Computed
----------------------------- ------- -------------- --------- -------------- -------------- -------------
 Stony Point III               2,546          --       2,546          --           N/A            N/A
 Technology Park 2               264       1,107       1,371         127          1991         5-40 yrs.
 Virginia Center Technology       --          --          --          --          1985         5-40 yrs.
 Park
 Vantage Place-A                 203         961       1,164         141          1987         5-40 yrs.
 Vantage Place-B                 233       1,072       1,305         128          1988         5-40 yrs.
 Vantage Place-C                 235       1,026       1,261         134          1987         5-40 yrs.
 Vantage Place-D                 218       1,060       1,278         165          1988         5-40 yrs.
 Vantage Point                 1,089       4,987       6,076         588          1990         5-40 yrs.
 South Florida
 2828 Coral Way Building          --          --          --          --          1985         5-40 yrs.
 The Atrium at Coral Gables       --          --          --          --          1984         5-40 yrs.
 Atrium West                      --          --          --          --          1983         5-40 yrs.
 Avion                            --          --          --          --          1985         5-40 yrs.
 Centrum Plaza                    --          --          --          --          1988         5-40 yrs.
 Comeau Building                  --          --          --          --          1926         5-40 yrs.
 Corporate Square                 --          --          --          --          1981         5-40 yrs.
 Dadeland Towers North            --          --          --          --          1972         5-40 yrs.
 Debartolo Land                1,727          --       1,727          --           N/A            N/A
 Highwoods Court at Doral         --          --          --          --          1987         5-40 yrs.
 The 1800 Eller Drive             --      10,215      10,215         573          1983         5-40 yrs.
 Building
 Emerald Hills Plaza I            --          --          --          --          1979         5-40 yrs.
 Emerald Hills Plaza II           --          --          --          --          1979         5-40 yrs.
 Gulf Atlantic Center             --          --          --          --          1986         5-40 yrs.
 Horizon One                      --          --          --          --          1985         5-40 yrs.
 Highwoods Park H1                --          --          --          --          1984         5-40 yrs.
 Highwoods Park H2                --          --          --          --          1984         5-40 yrs.
 Highwoods Park A                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park B                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park C                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park D                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park E                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park F                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park G                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park J                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park L                 --          --          --          --           N/A            N/A
 Highwoods Park M                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park N                 --          --          --          --          1984         5-40 yrs.
 Highwoods Park P                 --          --          --          --          1984         5-40 yrs.
 Palm Beach Gardens Office        --          --          --          --          1984         5-40 yrs.
 Park
 Pine Island Commons              --          --          --          --          1985         5-40 yrs.
 Sheraton Design Center           --          --          --          --          1982         5-40 yrs.
 Sunset Station Plaza             --          --          --          --          1984         5-40 yrs.
 Venture Corporate Center I       --          --          --          --          1982         5-40 yrs.
 Venture Corporate                --          --          --          --          1982         5-40 yrs.
 Center II
 Venture Corporate                --          --          --          --          1982         5-40 yrs.
 Center III
 Tampa, FL
 5400 Gray Street                350         300         650          17          1973         5-40 yrs.
 Anchor Glass                  1,281      11,034      12,315         548          1988         5-40 yrs.
 Atrium                        1,352      11,039      12,391         790          1989         5-40 yrs.
 7201 - 7243B Bryan Dairy         --          --          --          --          1988         5-40 yrs.
 7245 - 7279 Bryan Dairy          --          --          --          --          1987         5-40 yrs.
 Benjamin Center #7               --          --          --          --          1991         5-40 yrs.
 Benjamin Center #9               --          --          --          --          1989         5-40 yrs.
 Brandywine I                     --          --          --          --          1984         5-40 yrs.
 Brandywine II                    --          --          --          --          1984         5-40 yrs.
 Bayshore Place                2,248      10,485      12,733         428          1990         5-40 yrs.
 Bay View                      1,304       6,082       7,386         301          1982         5-40 yrs.
 Bay Vista Garden Center         447       4,788       5,235         226          1982         5-40 yrs.
 Bay Vista Garden Center II    1,462       7,381       8,843         466          1997         5-40 yrs.
 Bay Vista Office Center         935       4,649       5,584         300          1982         5-40 yrs.
 Bay Vista Retail Center         283       1,158       1,441          58          1987         5-40 yrs.
 Countryside Place               843       3,845       4,688         185          1988         5-40 yrs.

                                                                           Cost Capitalized
                                                                              Subsequent
                                                   Initial Cost             to Acquisition
                                              ----------------------- --------------------------
                                    1999                 Building &                 Building &
          Description          Encumbrance      Land   Improvements       Land    Improvements
------------------------------ -------------- -------- -------------- ----------- --------------
 Clearwater Point                    --          317        1,531            --            38
 Cross Bayou                         --          468        2,997          (468)       (2,997)
 Crossroads Office Center            --          561        3,342          (561)       (3,342)
 Clearwater Tower                    --        1,601        5,955        (1,601)       (5,955)
 Cypress Center Land                 --        1,410           --            --            --
 Cypress Commons                     --        1,211       11,488            --            --
 Cypress Center I Cigna              --        3,171       12,635            --            --
 Cypress Center III                  --        1,190        7,690            --            --
 Cypress West                      2,085         615        4,988            --           216
 Brookwood Day Care                  --           61          347            --            24
 Center
 Expo Building                       --          171          969            --            21
 Interstate Corporate Center         --        1,412        5,647        (1,412)       (5,647)
 Feathersound II                   2,261         800        7,282            --           355
 Fireman's Fund Building             --          500        4,107            --            95
 Fireman's Fund Land                 --        1,000           --            --            --
 Grand Plaza (Office)                --        1,100        7,676        (1,100)       (7,676)
 Grand Plaza (Retail)                --          840       10,647          (840)      (10,647)
 Federated                           --        6,028           --            --            --
 Horizon Office Building               (2)        --        6,114            --           144
 Highwoods Preserve I                --           --        2,268            --            --
 Highwoods Preserve III              --           --        1,524            --            --
 Highwoods Preserve Land           3,300       3,743           --            --            --
 IBP 8302 Laurel Fair Circle         --           63          595           (63)         (595)
 IBP 8306 Laurel Fair Circle         --          102          968          (102)         (968)
 IBP 8308 Laurel Fair Circle         --          118        1,087          (118)       (1,087)
 IBP 4510 Oakfair Blvd               --          118        1,110          (118)       (1,110)
 IBP 4514 Oakfair Blvd               --           71          366           (71)         (366)
 IBP 4520 Oakfair Blvd               --          173        1,621          (173)       (1,621)
 IBP 4524 Oakfair Blvd               --          141        1,329          (141)       (1,329)
 IBP Land                            --        3,781           --        (3,781)           --
 Idlewild                            --          623        3,859          (623)       (3,859)
 Lakepointe II Office                  (2)     2,000       20,376            --            --
 Building
 Lakeside                              (2)        --        7,272            --            76
 Lakepointe I                          (2)     2,100       31,390            --           458
 Lakeside Technology                 --        1,325        8,084        (1,325)       (8,084)
 Center
 Mariner Square                      --          650        2,821          (650)       (2,821)
 Marathon I                          --          215        1,059          (215)       (1,059)
 Marathon II                         --          215        1,049          (215)       (1,049)
 Northside Square Office               (7)       601        3,601            --            99
 Building
 Northside Square Retail               (7)       800        2,808            --            43
 Building
 Parkside                              (2)        --        9,193            --           254
 Sabal Pavilion - Phase I            --          660        8,633            --            --
 Sabal Pavilion - Phase II           --          661           --            --            --
 Pavillion Office Building             (2)        --       16,022            --           278
 Pavilion Parking Garage             --           --        5,541            --            --
 Park Place                          --        1,508           --            --            --
 USF&G                               --        1,366        7,742            --         1,370
 Registry I                          --          744        4,216            --           283
 Registry II                         --          908        5,147            --           219
 Registry Square                     --          344        1,951            --           101
 Rocky Point Land                    --        3,484           --            --            --
 Sabal Business Center I             --          375        2,127            --           124
 Sabal Business Center II            --          342        1,935            --           134
 Sabal Business Center III           --          290        1,642            --            41
 Sabal Business Center IV            --          819        4,638            --            39
 Sabal Business Center V             --        1,026        5,813            --            77
 Sabal Business Center VI            --        1,609        9,116            --           196
 Sabal Business Center VII           --        1,519        8,605            --            32
 Sabal Lake Building                 --          572        3,241            --           147
 Sabal Industrial Park Land          --          301           --            --            --
 Sabal Park Plaza                    --          611        3,460            --           379
 Sabal Tech Center                   --          548        3,107            --            92




                                        Gross Amount at
                               Which Carried at Close of Period                                   Life on
                               ---------------------------------                                   Which
                                          Building &               Accumulated      Date of     Depreciation
          Description            Land    Improvements    Total   Depreciation   Construction    is Computed
------------------------------ -------- -------------- --------- -------------- -------------- -------------
 Clearwater Point                 317        1,569       1,886           75         1981         5-40 yrs.
 Cross Bayou                       --           --          --           --         1982         5-40 yrs.
 Crossroads Office Center          --           --          --           --         1981         5-40 yrs.
 Clearwater Tower                  --           --          --           --         1990         5-40 yrs.
 Cypress Center Land            1,410           --       1,410           --          N/A            N/A
 Cypress Commons                1,211       11,488      12,699          352         1985         5-40 yrs.
 Cypress Center I Cigna         3,171       12,635      15,806          460         1982         5-40 yrs.
 Cypress Center III             1,190        7,690       8,880          111         1983         5-40 yrs.
 Cypress West                     615        5,204       5,819          312         1985         5-40 yrs.
 Brookwood Day Care                61          371         432           32         1986         5-40 yrs.
 Center
 Expo Building                    171          990       1,161           84         1981         5-40 yrs.
 Interstate Corporate Center       --           --          --           --         1981         5-40 yrs.
 Feathersound II                  800        7,637       8,437          469         1986         5-40 yrs.
 Fireman's Fund Building          500        4,202       4,702          249         1982         5-40 yrs.
 Fireman's Fund Land            1,000           --       1,000           --          N/A            N/A
 Grand Plaza (Office)              --           --          --           --         1985         5-40 yrs.
 Grand Plaza (Retail)              --           --          --           --         1985         5-40 yrs.
 Federated                      6,028           --       6,028           --          N/A            N/A
 Horizon Office Building           --        6,258       6,258          359         1980         5-40 yrs.
 Highwoods Preserve I              --        2,268       2,268           --         1999         5-40 yrs.
 Highwoods Preserve III            --        1,524       1,524           --         1999         5-40 yrs.
 Highwoods Preserve Land        3,743           --       3,743           --          N/A            N/A
 IBP 8302 Laurel Fair Circle       --           --          --           --         1987         5-40 yrs.
 IBP 8306 Laurel Fair Circle       --           --          --           --         1987         5-40 yrs.
 IBP 8308 Laurel Fair Circle       --           --          --           --         1987         5-40 yrs.
 IBP 4510 Oakfair Blvd             --           --          --           --         1987         5-40 yrs.
 IBP 4514 Oakfair Blvd             --           --          --           --         1987         5-40 yrs.
 IBP 4520 Oakfair Blvd             --           --          --           --         1987         5-40 yrs.
 IBP 4524 Oakfair Blvd             --           --          --           --         1987         5-40 yrs.
 IBP Land                          --           --          --           --          N/A            N/A
 Idlewild                          --           --          --           --         1981         5-40 yrs.
 Lakepointe II Office           2,000       20,376      22,376           78         1999         5-40 yrs.
 Building
 Lakeside                          --        7,348       7,348          406         1978         5-40 yrs.
 Lakepointe I                   2,100       31,848      33,948        1,777         1986         5-40 yrs.
 Lakeside Technology               --           --          --           --         1984         5-40 yrs.
 Center
 Mariner Square                    --           --          --           --         1973         5-40 yrs.
 Marathon I                        --           --          --           --         1997         5-40 yrs.
 Marathon II                       --           --          --           --         1987         5-40 yrs.
 Northside Square Office          601        3,700       4,301          184         1986         5-40 yrs.
 Building
 Northside Square Retail          800        2,851       3,651          141         1986         5-40 yrs.
 Building
 Parkside                          --        9,447       9,447          524         1979         5-40 yrs.
 Sabal Pavilion - Phase I         660        8,633       9,293          231         1998         5-40 yrs.
 Sabal Pavilion - Phase II        661           --         661           --          N/A            N/A
 Pavillion Office Building         --       16,300      16,300          904         1982         5-40 yrs.
 Pavilion Parking Garage           --        5,541       5,541           28         1999         5-40 yrs.
 Park Place                     1,508           --       1,508           --          N/A            N/A
 USF&G                          1,366        9,112      10,478        1,002         1988         5-40 yrs.
 Registry I                       744        4,499       5,243          407         1985         5-40 yrs.
 Registry II                      908        5,366       6,274          504         1987         5-40 yrs.
 Registry Square                  344        2,052       2,396          169         1988         5-40 yrs.
 Rocky Point Land               3,484           --       3,484           --          N/A            N/A
 Sabal Business Center I          375        2,251       2,626          178         1982         5-40 yrs.
 Sabal Business Center II         342        2,069       2,411          192         1984         5-40 yrs.
 Sabal Business Center III        290        1,683       1,973          140         1984         5-40 yrs.
 Sabal Business Center IV         819        4,677       5,496          385         1984         5-40 yrs.
 Sabal Business Center V        1,026        5,890       6,916          487         1988         5-40 yrs.
 Sabal Business Center VI       1,609        9,312      10,921          765         1988         5-40 yrs.
 Sabal Business Center VII      1,519        8,637      10,156          718         1990         5-40 yrs.
 Sabal Lake Building              572        3,388       3,960          322         1986         5-40 yrs.
 Sabal Industrial Park Land       301           --         301           --          N/A            N/A
 Sabal Park Plaza                 611        3,839       4,450          529         1987         5-40 yrs.
 Sabal Tech Center                548        3,199       3,747          258         1989         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                               Initial Cost               to Acquisition
                                         ------------------------- ----------------------------
                                1999                  Building &                   Building &
        Description        Encumbrance      Land    Improvements        Land     Improvements
-------------------------- ------------- ---------- -------------- ------------- --------------
 Summit Executive Centre         --           579          2,749            --             1
 Spectrum                          (2)      1,450         14,173            --           268
 Starkey Road Center             --           383          2,163          (383)       (2,163)
 Turtle Creek 4900               --           188          1,353          (188)       (1,353)
 Creekside Dr
 Turtle Creek 4902               --            72            514           (72)         (514)
 Creekside Dr
 Turtle Creek 4904               --            41            298           (41)         (298)
 Creekside Dr
 Turtle Creek 4906               --            75            541           (75)         (541)
 Creekside Dr
 Turtle Creek 4908               --           124            885          (124)         (885)
 Creekside Dr
 Turtle Creek 4910               --           171          1,223          (171)       (1,223)
 Creekside Dr
 Turtle Creek 4911               --           200          1,434          (200)       (1,434)
 Creekside Dr
 Turtle Creek 4912               --            29            211           (29)         (211)
 Creekside Dr
 Turtle Creek 4914               --            65            464           (65)         (464)
 Creekside Dr
 Telecom Technology              --         1,250         11,224        (1,250)      (11,224)
 Center
 Tower Place                     --         3,194         18,098            --           753
 Westshore Square              2,893        1,130          5,155            --           176
 REO Building                    --           795          4,484            --           165
 Ft. Myers, FL
 Sunrise Office Center           --           422          3,478          (422)       (3,503)
                                            -----         ------        ------       -------
                                          784,277      3,445,396      (117,294)     (344,145)
                                          =======      =========      ========      ========




                                       Gross Amount at
                              Which Carried at Close of Period                                      Life on
                           ---------------------------------------                                   Which
                                        Building &                   Accumulated      Date of     Depreciation
        Description           Land     Improvements      Total     Depreciation   Construction    is Computed
-------------------------- ---------- -------------- ------------- -------------- -------------- -------------
 Summit Executive Centre        579         2,750          3,329           130        1988         5-40 yrs.
 Spectrum                     1,450        14,441         15,891           799        1984         5-40 yrs.
 Starkey Road Center             --            --             --            --        1980         5-40 yrs.
 Turtle Creek 4900               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4902               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4904               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4906               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4908               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4910               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4911               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4912               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Turtle Creek 4914               --            --             --            --        1985         5-40 yrs.
 Creekside Dr
 Telecom Technology              --            --             --            --        1991         5-40 yrs.
 Center
 Tower Place                  3,194        18,851         22,045         1,644        1988         5-40 yrs.
 Westshore Square             1,130         5,331          6,461           249        1976         5-40 yrs.
 REO Building                   795         4,649          5,444           261        1983         5-40 yrs.
 Ft. Myers, FL
 Sunrise Office Center           --           (25)           (25)           --        1974         5-40 yrs.
                              -----        ------         ------         -----
                            666,983     3,101,251      3,768,234       237,979
                            =======     =========      =========       =======

--------
(1) These assets are pledged as collateral for a $5,485,000 first mortgage loan.

(2) These assets are pledged as collateral for a $42,167,000 first mortgage loan.

(3) These assets are pledged as collateral for an $46,238,000 first mortgage loan.

(4) These assets are pledged as collateral for a $29,914,000 first mortgage loan.

(5) These assets are pledged as collateral for a $4,681,000 first mortgage loan.

(6) These assets are pledged as collateral for a $8,261,000 first mortgage loan.

(7) These assets are pledged as collateral for a $1,634,000 first mortgage loan.

(8) These assets are pledged as collateral for a $3,105,000 first mortgage loan.

(9) These assets are pledged as collateral for a $69,063,000 first mortgage loan.

(10) These assets are pledged as collateral for a $14,039,000 first mortgage loan.

(11) These assets are pledged as collateral for a $188,051,000 first mortgage loan.

(12) Reflects land transferred to Hewlett Packard property, Inacom property, Two AirPark East property, AirPark East-Simplex property and Two Airpark East.

(13 Reflects land transferred to Concourse Center 1 and Concourse Center 2 Land in progress and Land Held for Development.

(14) Reflects land sale.

(15) Reflects land transferred to Situs 1 and Situs 2.

(16) Reflects land transferred to Red Oak at Highwoods.

(17) Reflects land transferred to Highwoods Centre and Sycamore.

(18) Transferred to Land In Progress Account.

(19) Reflects land transferred to Grassmere I.

(20) Reflects transfer of land to Lakeview Ridge II and Lakeview Ridge III, and sale of 3.35 acres of land.

(21) Reflects Transfer of land to Highwoods Common.

(22) Transferred land to Newpoint Place.

(23) Sold 9.61 acres in 1999.

   The aggregate cost for Federal Income tax purposes was approximately $3,125,842,307.

                           HIGHWOODS PROPERTIES, INC.

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 1999, 1998 and 1997



A summary of activity for real estate and accumulated depreciation is as follows:



                                                                           December 31,
                                                          -----------------------------------------------
                                                               1999             1998             1997
                                                          --------------   --------------   -------------
Real Estate:
  Balance at beginning of year ........................     $4,025,472       $2,603,410      $1,390,079
  Additions:
   Acquisitions, development and improvements .........        507,475        1,447,637       1,216,687
  Cost of real estate sold ............................       (764,713)         (25,575)         (3,356)
                                                            ----------       ----------      ----------
Balance at close of year (a) ..........................     $3,768,234       $4,025,472      $2,603,410
                                                            ==========       ==========      ==========
Accumulated Depreciation:
  Balance at beginning of year ........................     $  167,989       $   86,062      $   42,194
  Depreciation expense ................................         99,386           83,462          44,002
  Real estate sold ....................................        (29,396)          (1,535)           (134)
                                                            ----------       ----------      ----------
  Balance at close of year (b) ........................     $  237,979       $  167,989      $   86,062
                                                            ==========       ==========      ==========
----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 1999, 1998 and 1997:
                                                                  1999             1998            1997
                                                            ----------       ----------      ----------
Total per schedule III ................................     $3,768,234       $4,025,472      $2,603,410
Construction in progress exclusive
  of land included in Schedule III ....................        186,925          189,465          95,387
Furniture, fixtures and equipment .....................          7,917            7,693           3,362
Property held for sale ................................        (51,603)        (129,166)             --
                                                            ----------       ----------      ----------
Total real estate assets at cost ......................     $3,911,473       $4,093,464      $2,702,159
                                                            ==========       ==========      ==========
(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 1999,
   1998 and 1997:
                                                                  1999             1998            1997
                                                            ----------       ----------      ----------
Total per schedule III ................................     $  237,979       $  167,989      $   86,062
Accumulated depreciation -- furniture, fixtures and
  equipment ...........................................          2,799            3,953           1,443
Property held for sale ................................         (2,643)          (2,670)             --
                                                            ----------       ----------      ----------
Total accumulated depreciation ........................     $  238,135       $  169,272      $   87,505
                                                            ==========       ==========      ==========