Form 10-K/A
period 1999-12-31
HIGHWOODS PROPERTIES INC
filed 2000-05-19
CIK 921082

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

     During 1999, the Company's distributions totaled $134,341,000, none of which represented return of capital for financial statement purposes. The minimum distribution per share of Common Stock required to maintain REIT status was approximately $1.92 per share in 1999, $1.62 per share in 1998, $1.56 per share in 1997 and $1.44 per share in 1996.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on May 16, 2000.


                                        HIGHWOODS PROPERTIES, INC.

                                        By: /s/  CARMAN J. LIUZZO
                                          -------------------------------------

                                          Carman J. Liuzzo, Vice-President and
                                          Chief Financial Officer