Form 10-Q
period 2000-06-30
HIGHWOODS PROPERTIES INC
filed 2000-08-14
CIK 921082

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                       Commission file number: 001 - 13100

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


                               ------------------


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

                               ------------------


     The Company has only one class of common stock, par value $.01 per share, with 58,751,536 shares outstanding as of August 7, 2000.

================================================================================

                           HIGHWOODS PROPERTIES, INC.
               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements                                                                         3
             Consolidated Balance Sheets as of  June 30, 2000
             and December 31, 1999                                                                        4
             Consolidated Statements of Income for the Three
             and Six Months Ended June 30, 2000 and 1999                                                  5
             Consolidated Statements of Stockholders' Equity
             for the Six Months Ended June 30, 2000                                                       6
             Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2000 and 1999                                                      7
             Notes to Consolidated Financial Statements                                                   9
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                    11
             Results of Operations                                                                        11
             Liquidity and Capital Resources                                                              13
             Recent Developments                                                                          16
             Possible Environmental Liabilities                                                           17
             Impact of Recently Issued Accounting Standards                                               17
             Compliance with the Americans with Disabilities Act                                          17
             Funds From Operations and Cash Available for Distributions                                   17
             Disclosure Regarding Forward-Looking Statements                                              19
             Property Information                                                                         20
             Inflation                                                                                    28
Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                   29
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                                            30
Item 2.      Changes in Securities and Use of Proceeds                                                    30
Item 3.      Defaults Upon Senior Securities                                                              30
Item 4.      Submission of Matters to a Vote of Security Holders                                          30
Item 5.      Other Information                                                                            30
Item 6.      Exhibits and Reports on Form 8-K                                                             30

                         PART I - FINANCIAL INFORMATION

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

         The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 1999 Annual Report on Form 10-K.

                           HIGHWOODS PROPERTIES, INC.

                           Consolidated Balance Sheets
                 (dollars in thousands except per share amounts)


                                                                             June 30,         December 31,
                                                                               2000               1999
                                                                         ----------------- -----------------
                                                                           (Unaudited)
Assets
Real estate assets, at cost:
  Land and improvements ...........................................       $   472,811          $ 491,273
  Buildings and tenant improvements................................         2,980,623          3,056,962
  Development in process...........................................            77,216            186,925
  Land held for development........................................           150,145            168,396
  Furniture, fixtures and equipment................................             9,310              7,917
                                                                            ---------          ---------
                                                                            3,690,105          3,911,473
  Less - accumulated depreciation..................................          (268,884)          (238,135)
                                                                            ---------          ---------
  Net real estate assets...........................................         3,421,221          3,673,338
Property held for sale.............................................           142,924             48,960
Cash and cash equivalents..........................................            44,507             34,496
Restricted cash....................................................             8,405              1,842
Accounts receivable, net...........................................            20,018             22,847
Advances to related parties........................................            13,175             15,096
Notes receivable...................................................            43,096             58,241
Accrued straight line rents receivable.............................            41,308             35,951
Investment in unconsolidated affiliates............................            60,827             38,977
Other assets:
  Deferred leasing costs...........................................            78,095             66,783
  Deferred financing costs.........................................            40,211             40,125
  Prepaid expenses and other.......................................            13,509             15,614
                                                                            ---------          ---------
                                                                              131,815            122,522
  Less - accumulated amortization..................................           (43,557)           (36,073)
                                                                            ---------          ---------
     Other assets, net.............................................            88,258             86,449
                                                                            ---------          ---------
Total Assets.......................................................        $3,883,739         $4,016,197
                                                                           ==========         ==========
Liabilities and Stockholders' Equity
Mortgages and notes payable........................................        $1,714,531         $1,766,117
Accounts payable, accrued expenses and other liabilities...........           117,206            111,945
                                                                            ---------          ---------
  Total Liabilities................................................         1,831,737          1,878,062
Minority interest..................................................           235,146            245,665
Stockholders' Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares; 8 5/8% Series A
  Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and
     outstanding at June 30, 2000 and December 31, 1999............           125,000           125,000
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share), 6,900,000 shares issued and
     outstanding at June 30, 2000 and December 31, 1999............           172,500            172,500
  8% Series D Cumulative Redeemable Preferred Shares
  (liquidation preference $250 per share), 400,000 shares issued and
     outstanding at June 30, 2000 and December 31, 1999............           100,000            100,000
Common stock, $.01 par value, 200,000,000 authorized shares; issued
    62,191,568 (includes 3,214,200 shares in treasury) and 62,068,613
   (includes 1,150,000 shares in treasury) at June 30, 2000 and
    December 31, 1999, respectively................................               621                621
Additional paid-in capital.........................................         1,600,079          1,597,494
Distributions in excess of net earnings............................          (107,601)           (77,670)
Less Treasury stock at cost, 3,214,200 shares at June 30, 2000 and
  1,150,000 shares at December 31, 1999............................           (71,601)           (25,475)
Deferred compensation - restricted stock                                       (2,142)                --
                                                                            ---------          ---------
  Total Stockholders' Equity.......................................         1,816,856          1,892,470
                                                                            ---------          ---------
         Total Liabilities and Stockholders' Equity                        $3,883,739         $4,016,197
                                                                           ==========         ==========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                        Consolidated Statements of Income

              (Unaudited and in thousands except per share amounts)


                                                               Three Months Ended                     Six Months Ended
                                                                    June 30,                              June 30,
                                                           ---------------------------          -----------------------------
                                                               2000             1999                 2000            1999
                                                           -----------     -----------          -------------   -------------

Revenue:
  Rental property.................................      $    137,719       $   142,079          $   273,620        $ 288,800
  Equity in earnings of unconsolidated affiliates.               944               490                1,887              687
  Interest and other income.......................             6,458             5,273               10,773           10,560
                                                         -----------       -----------           ----------      -----------
      Total Revenue                                          145,121           147,842              286,280          300,047

Operating expenses:
  Rental property.................................            41,427            43,761               80,888           89,106
  Depreciation and amortization...................            29,362            27,705               57,690           55,861
  Interest expense:
     Contractual..................................            27,775            29,717               54,822           61,559
     Amortization of deferred financing costs.....               577               734                1,298            1,512
                                                        ------------      ------------          -----------       ----------
                                                              28,352            30,451               56,120           63,071
  General and administrative......................             5,443             6,212               10,539           12,005
                                                        ------------      ------------          -----------       ----------
     Income before (loss)/gain on disposition of
     assets, net of income tax provision, minority
     interest and extraordinary item..............            40,537            39,713               81,043           80,004
  (Loss)/Gain on disposition of assets, net of
     income tax provision.........................           (26,062)            1,524              (19,116)           2,093
                                                        ------------      ------------          -----------       ----------
     Income before minority interest and
     extraordinary item...........................            14,475            41,237               61,927           82,097

Minority interest.................................            (1,822)           (4,879)              (7,842)         (10,705)
                                                        ------------      ------------          -----------       ----------
  Income before extraordinary item................            12,653            36,358               54,085           71,392

Extraordinary item - loss on early
  extinguishment of debt..........................              (839)             (777)              (1,034)            (777)
                                                        ------------      ------------          -----------       ----------
  Net income......................................            11,814            35,581               53,051           70,615

Dividends on preferred stock......................            (8,145)           (8,145)             (16,290)         (16,290)
                                                        ------------      ------------          -----------       ----------
Net income available for common shareholders......      $      3,669       $    27,436          $    36,761        $  54,325
                                                        ============       ===========          ===========       ===========
Net income per common share - basic:
  Income before extraordinary item................      $       0.08       $      0.46          $      0.63        $    0.90
  Extraordinary item - loss on early
     extinguishment of debt.......................             (0.01)            (0.01)               (0.01)           (0.01)
                                                        ------------      ------------          -----------       ----------
  Net income......................................      $       0.07       $      0.45          $      0.62        $    0.89
                                                        ============      ============          ===========      ============
  Weighted average shares outstanding - basic.....            59,293            61,529               59,850           60,930
                                                        ============       ===========          ===========       ===========
Net income per common share - diluted:
  Income before extraordinary item................      $       0.08       $      0.46          $      0.63        $    0.90
  Extraordinary item - loss on early extinguishment
     of debt......................................             (0.01)            (0.01)               (0.01)           (0.01)
                                                        ------------      ------------          -----------       ----------
  Net income......................................      $       0.07       $      0.45          $      0.62        $    0.89
                                                        ============       ===========          ===========       ===========
  Weighted average shares outstanding - diluted...            59,608            61,722               60,055           60,954
                                                        ============       ===========          ===========       ===========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                 Consolidated Statements of Stockholders' Equity

                     For the Six Months Ended June 30, 2000

                          (Unaudited and in thousands)

                                                                                                                        Retained
                                                                                                                        Earnings
                   Number of                                                            Additional                 (Distributions in
                    Common      Common     Series A   Series B   Series D   Treasury      Paid-In      Deferred       excess of Net
                    Shares       Stock    Preferred  Preferred   Preferred    Stock      Capital     Compensation      Earnings)
                  ----------  ---------  ----------  ---------   --------- ----------   -----------  ------------  -----------------
Balance at
December 31,
1999..........    60,918,613      $621    $125,000    $172,500    $100,000  $(25,475)   $1,597,494    $        --       $   (77,670)

Issuance of
Common
Stock..               41,804        --          --          --          --        --           707             --                --

Common
Stock
Dividends.....            --        --          --          --          --        --            --             --           (66,692)

Preferred
Stock
Dividends....             --        --          --          --          --        --            --             --           (16,290)

Issuance of
restricted
stock.........        81,151        --          --          --          --        --         1,878         (2,369)               --

Amortization
of deferred
compensation              --        --          --          --          --        --            --            227                --

Purchase of
Treasury
Stock.........    (2,064,200)       --          --          --          --   (46,126)           --             --                --

Net Income....            --        --          --          --          --        --        53,051             --            53,051
                  ----------      ----    --------    --------    --------  --------     ---------        -------         ----------
Balance at
June 30, 2000.    58,977,368      $621    $125,000    $172,500    $100,000  $(71,601)   $1,600,079        $(2,142)       $ (107,601)
                  ==========      ====    ========    ========    ========  ========     =========        =======         ==========

                         Total
                         -----
Balance at
December 31,
1999..........        $1,892,470

Issuance of
Common
Stock..                      707

Common
Stock
Dividends.....           (66,692)

Preferred
Stock
Dividends....            (16,290)

Issuance of
restricted
stock.........              (491)

Amortization
of deferred
compensation                 227

Purchase of
Treasury
Stock.........           (46,126)

Net Income....            53,051
                      ----------
Balance at
June 30, 2000.        $1,816,856
                      ==========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.
                      Consolidated Statements of Cash Flows
                          (unaudited and in thousands)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                ----------------------------
                                                                                   2000               1999
                                                                                ----------         ---------

Operating activities:
Net income............................................................         $  53,051          $  70,615
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization.........................................            57,690             55,861
Minority interest.....................................................             7,842             10,705
Loss/(Gain) on disposition of assets.................................             19,116             (2,093)
Amortization of deferred compensation.................................               227                 --
Changes in operating assets and liabilities...........................            (3,382)           (39,559)
                                                                               ---------          ---------
   Net cash provided by operating activities..........................           134,544             95,529
                                                                               ---------          ---------
Investing activities:
Additions to real estate assets.......................................          (126,256)          (245,342)
Cash paid in exchange for partnership net assets......................                --               (847)
Proceeds from disposition of real estate assets.......................           216,443            502,737
Advances to and repayments from subsidiaries .........................             1,921             (3,831)
Other ................................................................           (16,360)           (21,666)
                                                                               ---------          ---------
   Net cash provided by investing activities .........................            75,748            231,051
                                                                               ---------          ---------

Financing activities:
Distributions paid on common stock and common units...................           (76,241)           (76,147)
Dividends paid on preferred stock.....................................           (16,290)           (16,290)
Borrowings on mortgages and notes payable.............................            72,442              4,385
Repayments on mortgages and notes payable.............................           (89,028)           (22,700)
Borrowings on revolving loans.........................................           279,500            210,500
Repayments on revolving loans.........................................          (314,500)          (362,500)
Net proceeds from the sale of common stock............................               707             14,002
Net payment of deferred financing costs...............................               (86)            (4,494)
Purchase of treasury stock and units..................................           (55,549)                --
Other.................................................................            (1,227)              (777)
                                                                               ---------          ---------
   Net cash used in financing activities..............................          (200,281)          (254,021)
                                                                               ---------          ---------
Net increase in cash and cash equivalents.............................            10,011             72,559
Cash and cash equivalents at beginning of the period..................            34,496             31,445
                                                                               ---------          ---------
Cash and cash equivalents at end of the period........................         $  44,507          $ 104,004
                                                                               =========          =========
Supplemental disclosure of cash flow information:
Cash paid for interest................................................         $  68,306          $  78,057
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

                           HIGHWOODS PROPERTIES, INC.

                      Consolidated Statements of Cash Flows

                          (Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities

         The following summarizes (1) the net assets contributed by the holders of Common Units in the Operating Partnership, (2) the change in net assets contributed as a result of the reorganization of our Des Moines partnerships and
(3) the net assets acquired subject to mortgage notes payable.


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             --------------------------------
                                                                                 2000                1999
                                                                             -----------          -----------
                                                                             (Unaudited)          (Unaudited)

Assets:
Rental property and equipment, net.................................         $    1,356           $  (25,879)
Liabilities:
Mortgages and notes payable .......................................                 --              (52,165)
                                                                          ------------          -----------
     Net assets....................................................         $    1,356           $   26,286
                                                                            ==========           ==========


See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

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

         The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, no provision has been made for income taxes related to REIT taxable income to be distributed to stockholders. However, during 1999, a provision was made related to a portion of REIT taxable income that resulted from a gain on disposition of assets that was not distributed to stockholders at June 30, 1999.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 2.

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

         The accounting policies of the segments are the same as those described in Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 2000 and 1999.

                                                          Three Months                          Six Months
                                                          Ended June 30,                       Ended June 30,
                                                 ----------------------------         ----------------------------
                                                     2000             1999                2000              1999
                                                 -----------       ----------         -----------        ---------
                                                         (in thousands)                      (in thousands)
Rental Income:
Office segment............................      $   112, 032      $   117,045        $    223,449      $   239,660
Industrial segment........................            12,281           12,783              24,028           25,006
Retail segment............................             9,069            8,156              17,473           15,940
Apartment segment.........................             4,337            4,095               8,670            8,194
                                                ------------     ------------        ------------     ------------
   Total Rental Income....................      $    137,719      $   142,079        $    273,620      $   288,800
                                                ============     ============        ============     ============
Net Operating Income:
Office segment............................      $     77,215      $    79,740        $    155,314      $   163,487
Industrial segment........................            10,295           10,645              20,075           20,846
Retail segment............................             6,267            5,561              12,213           10,704
Apartment segment.........................             2,515            2,372               5,130            4,657
                                                ------------     ------------        ------------     ------------
   Total Net Operating Income.............      $     96,292      $    98,318        $    192,732      $   199,694
                                                ------------     ------------        ------------     ------------
Reconciliation to income before minority
   interest and extraordinary item:
Equity in income of unconsolidated affiliates   $        944      $       490        $      1,887      $       687
(Loss)/Gain on disposition of assets, net of
   income tax provision...................           (26,062)           1,524             (19,116)           2,093
Interest and other income.................             6,458            5,273              10,773           10,560
Interest expense..........................           (28,352)         (30,451)            (56,120)         (63,071)
General and administrative expenses.......            (5,443)          (6,212)            (10,539)         (12,005)
Depreciation and amortization.............           (29,362)         (27,705)            (57,690)         (55,861)
                                                ------------     ------------        ------------     ------------
Income before minority interest and
   extraordinary item.....................      $     14,475      $    41,237        $     61,927      $    82,097
                                                ============     ============        ============     ============
Total Assets:
Office segment............................      $  2,872,033      $ 2,950,888        $  2,872,033      $ 2,950,888
Industrial segment........................           410,855          454,023             410,855          454,023
Retail segment............................           287,412          250,534             287,412          250,534
Apartment segment.........................           114,528          119,868             114,528          119,868
Corporate and other.......................           198,911          274,548             198,911          274,548
                                                ------------     ------------        ------------     ------------
    Total Assets..........................      $  3,883,739      $ 4,049,861        $  3,883,739      $ 4,049,861
                                                ============     ============        ============     ============

3.       DISPOSITION AND JOINT VENTURE ACTIVITY

         On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. It is anticipated that DLF II will exercise its option to contribute up to an additional $24.0 million in cash to the DLF II Joint Venture before the end of 2000 to increase its ownership percentage to 80.0%. We have adopted the equity method of accounting for this joint venture.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the six months ended June 30, 2000, we sold approximately 2.5 million rentable square feet of non-core office and industrial properties and
89.0 acres of development land for gross proceeds of $153.9 million. We recorded a gain of $3.9 million related to these dispositions. Included in these sales were certain properties encompassing 887,000 square feet sold to an entity majority-owned by a related party for a selling price of $69.0 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since June 30, 2000, an additional
1.7 million square feet of non-core office and industrial properties, which are included in property held for sale in the Consolidated Balance Sheet at June 30, 2000, have been sold for gross proceeds of $137.2 million. Included in these sales were certain properties encompassing 1.1 million square feet sold to an entity majority-owned by a related party for a selling price of $100.0 million. At June 30, 2000, the carrying value of the assets held for sale was reduced to fair value based on the selling price less costs to sell. The resulting adjustment of $23.0 million to reduce the assets held for sale to fair value was recorded, and is included in the (loss)/gain on disposition of assets, net of income tax provision, in the Consolidated Income Statement.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. First, we expect to sell or contribute 20 in-service office properties encompassing 2.6 million rentable square feet valued at approximately $352.0 million to a newly created limited liability company. As part of the formation of this first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $250.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $300.0 million. Second, we expect to develop nine additional properties encompassing 861,000 rentable square feet with a budgeted cost of approximately $110.0 million (including approximately $15.0 million of development land that we currently own) to a second newly created limited liability company. We will each own 50.0% of this second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures, for which we will receive customary management fees and leasing commissions. We will be adopting the equity method of accounting in both joint ventures. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

4.       LEGAL CONTINGENCIES

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed, and we are seeking summary judgment and dismissal of all claims asserted by the plaintiff. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. At this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.

Results of Operations

         Three Months Ended June 30, 2000. Revenues from rental operations decreased $4.4 million, or 3.1%, from $142.1 million for the three months ended June 30, 1999 to $137.7 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority-owned office, industrial and retail properties offset in part by the acquisition of 0.8 million square feet of majority-owned office, industrial and retail properties and the completion of 3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Our in-service portfolio decreased from 40.0 million square feet at June 30, 1999 to
38.5 million square feet at June 30,

2000. Same property revenues, which are the revenues of the 473 in-service properties and 1,885 apartment units owned on April 1, 1999, increased 2.8% for the three months ended June 30, 2000, compared to the same three months in 1999.

         During the three months ended June 30, 2000, 240 leases representing
1.1 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.4% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $1.2 million, or 22.6%, from $5.3 million for the three months ended June 30, 1999 to $6.5 million for the comparable period in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June, 1999 and an increase in cash balances and termination fees from 1999 to 2000. For the three months ended June 30, 2000, the Company generated $260,788 in auxiliary income (vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols in 1998.

         Rental operating expenses decreased $2.4 million, or 5.5%, from $43.8 million for the three months ended June 30, 1999 to $41.4 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority owned office, industrial and retail properties offset in part by the acquisition of 0.8 million square feet of majority owned office, industrial and retail properties and the completion of
3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Rental operating expenses as a percentage of related revenues decreased from 31.2% for the three months ended June 30, 1999 to 30.1% for the comparable period in 2000.

         Depreciation and amortization for the three months ended June 30, 2000 and 1999 totaled $29.4 million and $27.7 million, respectively. The increase of $1.7 million, or 6.1%, is due to an increase in depreciable assets over the prior year. Interest expense decreased $2.1 million, or 6.9%, from $30.5 million for the three months ended June 30, 1999 to $28.4 million for the comparable period in 2000. The decrease is attributable to a decrease in the outstanding debt for the entire quarter of 2000. Interest expense for the three months ended June 30, 2000 and 1999 included $577,000 and $734,000 respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses was 3.8% of total revenue for the three months ended June 30, 2000 and 4.2% for the comparable period in 1999.

         Net income before minority interest and extraordinary item equaled $14.5 million and $41.2 million for the three months ended June 30, 2000 and 1999, respectively. The Company's net income allocated to minority interest totaled $1.8 million and $4.9 million for the three months ended June 30, 2000 and 1999, respectively. The Company recorded $8.1 million in preferred stock dividends for the three months ended June 30, 2000 and 1999.

         Six Months Ended June 30, 2000. Revenues from rental operations decreased $15.2 million, or 5.3%, from $288.8 million for the six months ended June 30, 1999 to $273.6 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 0.8 million square feet of majority-owned office, industrial and retail properties and the completion of 3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Our in-service portfolio decreased from 40.0 million square feet at June 30, 1999 to 38.5 million square feet at June 30, 2000. Same property revenues, which are the revenues of the 470 in-service properties owned on January 1, 1999, increased 3.2% for the six months ended June 30, 2000, compared to the same six months in 1999.

         During the six months ended June 30, 2000, 517 leases representing 3.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.6% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $0.2 million, or 1.9%, from $10.6 million for the six months ended June 30, 1999 to $10.8 million for the comparable period in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June, 1999 and an increase in cash balances and termination fees from 1999 to 2000. For the six months ended June 30, 2000, the Company generated $481,983 in auxiliary income

(vending and parking) as a result of acquiring multifamily communities in the merger with J.C. Nichols in 1998.

         Rental operating expenses decreased $8.2 million, or 9.2%, from $89.1 million for the six months ended June 30, 1999 to $80.9 million for the comparable period in 2000. The decrease is primarily a result of the disposition of 6.4 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 0.8 million square feet of majority-owned office, industrial and retail properties and the completion of
3.8 million square feet of development activity during the last six months of 1999 and the first six months of 2000. Rental operating expenses as a percentage of related revenues decreased from 30.9% for the six months ended June 30, 1999 to 29.6% for the comparable period in 2000.

         Depreciation and amortization for the six months ended June 30, 2000 and 1999 totaled $57.7 million and $55.9 million, respectively. The increase of $1.8 million, or 3.2%, is due to an increase in depreciable assets over the prior year. Interest expense decreased $7.0 million, or 11.1%, from $63.1 million for the six months ended June 30, 1999 to $56.1 million for the comparable period in 2000. The decrease is attributable to the decrease in the outstanding debt for the entire six months of 2000. Interest expense for the six months ended June 30, 2000 and 1999 included $1.3 million and $1.5 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased as a percentage of total revenues to 3.7% in 2000 from 4.0% in 1999.

         Net income before minority interest and extraordinary item equaled $61.9 million and $82.1 million for the six months ended June 30, 2000 and 1999, respectively. The Company's net income allocated to minority interest totaled $7.8 million and $10.7 million for the six months ended June 30, 2000 and 1999, respectively. The Company recorded $16.3 million in preferred stock dividends for the six months ended June 30, 2000 and 1999.

Liquidity and Capital Resources

         Statement of Cash Flows. For the six months ended June 30, 2000, cash provided by operating activities increased by $39.0 million, or 40.8%, to $134.5 million, as compared to $95.5 million for the same period in 1999. The increase is due to (1) the collection of a $30.0 million note receivable and (2) the accrual of an $18.0 million liability related to the DLF II Joint Venture during the six months ended June 30, 2000. Cash provided by investing activities was $75.7 million for the first six months of 2000, as compared to $231.1 million for the same period in 1999. The decrease is primarily due to the decline in disposition activity, offset in part by the decline in acquisition activity during the six months ended June 30, 2000, as compared to the same period in 1999. Cash used in financing activities was $200.3 million for the six months ended June 30, 2000, as compared to $254.0 million for the same period in 1999. The decrease is primarily due to the increase in borrowings on mortgages and notes payable and under the revolving loan from 1999 to 2000, offset in part by the decrease in net proceeds from the sale of Common Stock and the repurchase of Common Stock and Common Units in 2000. Payments of distributions remained constant at $76.2 million for the first six months of 2000 and 1999. Preferred stock dividend payments were $16.3 million for the six months ended June 30, 2000 and 1999.

         Capitalization. The Company's total indebtedness at June 30, 2000 totaled $1.7 billion and was comprised of $568.9 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 7.4%. Except as stated below, all of the mortgage and notes payable outstanding at June 30, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $450.0 million unsecured revolving loan (the "Revolving Loan") and approximately $37.8 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on June 30, 2000.

         Based on the Company's total market capitalization of $3.7 billion at June 30, 2000 (at the June 30, 2000 stock price of $23.98 and assuming the redemption for shares of Common Stock of the 8.7 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 45.9% of its total market capitalization.

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

         The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2000:

                      Notional         Maturity                                        Fixed          Fair Market
  Type of Hedge        Amount            Date           Reference Rate                 Rate              Value
  -------------       --------         --------         ---------------              --------        ------------
Swap                   $20,117          6/10/02        1-Month LIBOR + 0.75%             6.95%           $234
Collar                  80,000         10/15/01        1-Month LIBOR              5.60 - 6.25%            556


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

         Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $122.3 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

         o additional borrowings under our revolving loan (approximately $243.5 million was available as of June 30, 2000);
         o  the issuance of secured debt;
         o  the selective disposition of non-core assets; and
         o the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

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

Recent Developments

         Stock Repurchase. From January 1, 2000 to August 14, 2000, the Company repurchased 3.5 million shares of Common Stock and Common Units at a weighted average price of $23.50 per share/unit, a total purchase price of $82.6 million.

         Disposition and Joint Venture Activity. On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. It is anticipated that DLF II will exercise its option to contribute up to an additional $24 million in cash to the DLF II Joint Venture before the end of 2000 to increase its ownership percentage to 80.0%.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the six months ended June 30, 2000, we sold approximately 2.5 million rentable square feet of non-core office and industrial properties and
89.0 acres of development land for gross proceeds of $153.9 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since June 30, 2000, we have sold an additional 1.7 million square feet of non-core office and industrial properties for gross proceeds of $137.2 million.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. First, we expect to sell or contribute 20 in-service office properties encompassing 2.6 million rentable square feet valued at approximately $352.0 million to a newly created limited liability company. As part of the formation of this first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $250.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $300.0 million. Second, we expect to develop nine additional properties encompassing 861,000 rentable square feet with a budgeted cost of approximately $110.0 million (including approximately $15.0 million of development land that we currently own) to a second newly created limited liability company. We will each own 50.0% of this second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures, for which we will receive customary management fees and leasing commissions. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

         We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. As of August 14, 2000, we expect to reinvest up to $37.0 million of the net proceeds from recent disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our revolving loan, will reduce our income from operations until such development projects are placed in service.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed under "- Liquidity and Capital Resources".

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

         FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

         Cash available for distribution is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

         FFO and cash available for distribution for the three and six month periods ended June 30, 2000 and 1999 are summarized in the following table (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                       --------------------        -------------------
                                                                         2000        1999           2000         1999
                                                                       --------    --------        -------     -------
Funds from operations:
Income before minority interest and extraordinary item.............     $14,475     $41,237        $61,927     $82,097
Add/(Deduct):
   Dividends on preferred stock....................................      (8,145)     (8,145)       (16,290)    (16,290)
   Severance costs and other division closing                                --       1,233             --       1,233
     expenses .....................................................

   Loss/(Gain) on disposition of assets, net of income tax               26,062      (1,524)        19,116      (2,093)
     provision.....................................................
   Depreciation and amortization...................................      29,362      27,705         57,690      55,861
   Depreciation on unconsolidated affiliates.......................         920         745          1,798       1,222
                                                                       --------     -------       -------      -------
     Funds from operations before minority interest................      62,674      61,251        124,241     122,030
Cash available for distribution:
Add/(Deduct):
   Rental income from straight-line rents..........................      (3,995)     (3,524)        (7,795)     (7,509)
   Amortization of deferred financing costs........................         577         734          1,298       1,512
   Non-incremental revenue generating capital
    expenditures (1):
     Building improvements paid....................................      (2,296)     (2,957)        (3,665)     (4,475)
     Second generation tenant improvements paid....................      (5,048)     (4,112)        (9,830)    (10,121)
     Second generation lease commissions paid......................      (3,678)     (4,082)        (6,809)     (7,613)
                                                                       --------     -------       -------      -------
       Cash available for distribution.............................     $48,234     $47,310        $97,440     $93,824
                                                                       ========     =======       ========     =======

Weighted average common shares/common units
   outstanding - basic (2).........................................      68,043      70,445         68,649      70,329
                                                                       ========     =======       ========     =======
Weighted average common shares/common units
   outstanding - diluted (2).......................................      68,358      70,468         68,854      70,360
                                                                       ========     =======       ========     =======

Dividend payout ratios:
   Funds from operations...........................................        60.5%       62.1%          61.5%       62.3%
                                                                       ========     =======       ========     =======
   Cash available for distribution.................................        78.7%       80.4%          78.4%       81.0%
                                                                       ========     =======       ========     =======

---------------------
(1)  Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

         On July 31, 2000, the Company's Board of Directors declared a dividend of $0.57 per share for the second quarter ended June 30, 2000 ($2.28 on an annualized basis) payable on August 23, 2000 to stockholders of record as of August 10, 2000.

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

Property Information

         The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of June 30, 2000 and 1999:

                                                              Rentable           Percent Leased/
June 30, 2000                                                Square Feet            Pre-Leased
-------------                                                -----------            ----------

In-Service:
   Office.............................................        26,227,000               94%
   Industrial.........................................        10,607,000               93%
   Retail.............................................         1,660,000               94%
                                                              ----------            ------
     Total or Weighted Average........................        38,494,000               93%
                                                              ==========            ======

Development:
Completed - Not Stabilized
   Office.............................................         1,334,000               75%
   Industrial.........................................           131,000               69%
   Retail.............................................            81,000               89%
                                                              ----------            ------
     Total or Weighted Average........................         1,546,000               75%
                                                              ==========            ======

In Process
   Office.............................................         1,498,000               61%
   Industrial.........................................           395,000               82%
   Retail.............................................              ----              ----
                                                              ----------            ------
     Total or Weighted Average........................         1,893,000               65%
                                                              ==========            ======

Total:
   Office.............................................        29,059,000
   Industrial.........................................        11,133,000
   Retail.............................................         1,741,000
                                                              ----------
     Total or Weighted Average........................        41,933,000
                                                              ==========

June 30, 1999
-------------

In-Service:
   Office.............................................        26,666,000               94%
   Industrial.........................................        11,497,000               90%
   Retail.............................................         1,790,000               91%
                                                              ----------            ------
     Total or Weighted Average........................        39,953,000               93%
                                                              ==========            ======

Development:
Completed - Not Stabilized
   Office.............................................         1,951,000               78%
   Industrial.........................................           476,000               78%
   Retail.............................................           119,000               97%
                                                              ----------            ------
   Total or Weighted Average..........................         2,546,000               79%
                                                              ==========            ======

In Process
   Office.............................................         3,065,000               69%
   Industrial.........................................           472,000               17%
   Retail.............................................            81,000               53%
                                                              ----------            ------
     Total or Weighted Average........................         3,618,000               61%
                                                              ==========            ======

Total:
   Office.............................................        31,682,000
   Industrial.........................................        12,445,000
   Retail.............................................         1,990,000
                                                              ----------
   Total or Weighted Average..........................        46,117,000
                                                              ==========

         The following table sets forth certain information with respect to our properties under development as of June 30, 2000 ($ in thousands):


                                          Rentable                                 Pre-Leasing                       Estimated
In-Process                                 Square      Estimated      Cost at      Percentage        Estimated     Stabilization
            Name              Market        Feet         Cost         6/30/00         (1)            Completion          (2)
       --------------         ------     ----------   ----------     ---------   ----------------    ----------   -------------

Office:
Genus                         Orlando        30,000    $   3,307     $  2,282         100%              3Q00            3Q00
Intermedia Building 4         Tampa         211,000       29,773       20,542         100%              3Q00            3Q00
IXL                           Richmond       59,000        7,153        6,685         100%              3Q00            3Q00
ECPI Build-to-suit            Piedmont
                              Triad          30,000        3,020        2,324         100%              4Q00            4Q00
Centre Green One              Research
                              Triangle       97,000       11,246        6,111          94%              3Q00            3Q01
Intermedia Building 5         Tampa         185,000       27,633        3,758         100%              3Q00            3Q01
Deerfield III                 Atlanta        54,000        5,276        1,629          28%              4Q00            3Q01
Highwoods Plaza               Tampa          66,000        7,505        1,992          20%              4Q00            3Q01
380 Park Place                Tampa          82,000        9,675        1,847          47%              1Q01            4Q01
Maplewood                     Research
                              Triangle       36,000        3,901          624         100%              1Q01            1Q02
Highwoods Tower II            Research
                              Triangle      167,000       25,134        6,812          72%              1Q01            2Q02
Cool Springs II               Nashville     205,000       22,718        4,614           0%              2Q01            2Q02
Highwoods Centre @
  Peachtree Corners III       Atlanta        54,000        5,140          952           0%              2Q01            2Q02
North Shore Commons           Richmond      116,000       13,084        1,806          32%              2Q01            3Q02
Stony Point III               Richmond      106,000       11,425          ----         44%              2Q01            3Q02
                                          ---------    ---------     ---------        ----

In-Process Office Total or                1,498,000    $ 185,990     $ 61,978          61%
Weighted Average                          ---------    ---------     ---------        ----

Industrial:
Jones Apparel Expansion
                              Piedmont
                              Triad         209,000    $   6,071     $  2,444         100%              4Q00            4Q00
Holden Road                   Piedmont
                              Triad          64,000        2,014           33          40%              4Q00            2Q01
Tradeport Place III           Atlanta       122,000        4,780        1,500          72%              4Q00            4Q01
                                          ---------    ---------     --------         ----
In-Process Industrial Total
  or Weighted Average                       395,000    $  12,865     $  3,977          82%
                                          ---------    ---------     --------         ----

Total or Weighted Average
  of all In-Process
  Development Projects
                                          1,893,000    $ 198,855     $ 65,955          65%
                                          =========    =========     ========        =====

-------------------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.

Completed - Not                                    Rentable                              Pre-Leasing                   Estimated
  Stabilized                                        Square       Estimated   Cost at      Percentage    Estimated    Stabilization
     Name                       Market               Feet          Cost      6/30/00         (1)        Completion       (2)
----------------                ------             --------      ---------   -------     -----------    ----------   -------------

Office:
3737 Glenwood Avenue         Research Triangle      108,000       16,700      17,095          92%          3Q99          3Q00
Deerfield II                 Atlanta                 67,000        6,994       6,809         100%          3Q99          3Q00
Parkway Plaza 14             Charlotte               90,000        7,690       7,276          76%          3Q99          3Q00
Valencia Place               Kansas City            241,000       34,850      32,403          83%          1Q00          4Q00
Lakepoint II                 Tampa                  225,000       30,524      28,829          96%          4Q99          4Q00
Mallard Creek V              Charlotte              118,000       12,262      11,717          49%          4Q99          4Q00
4101 Research Commons        Research Triangle       73,000        9,311       8,771         100%          3Q99          4Q00
Highwoods Centre @
  Peachtree Corners II       Atlanta                109,000        9,238       8,869          60%          3Q99          4Q00
Capital Plaza                Orlando                303,000       53,000      32,054          50%          1Q00          4Q01
                                                  ----------  ----------   ---------       ------         -----         -----
Completed-Not Stabilized
  Office Total or                                 1,334,000     $180,569    $153,823          75%
  Weighted Average                                ----------  ----------   ---------       ------


Industrial:
Newpoint II                  Atlanta                131,000  $     5,167   $   5,300          69%          3Q99          2Q01
                                                  ----------  ----------   ---------       ------
Completed-Not Stabilized
  Industrial Total or                               131,000  $     5,167   $   5,300          69%
  Weighted Average                                ----------  ----------   ---------       ------

Retail:
Valencia Place               Kansas City             81,000  $    16,650   $  13,511          89%          1Q00          4Q00
Completed-Not Stabilized                          ----------  ----------   ---------       ------
  Retail Total or                                    81,000  $    16,650   $  13,511          89%
  Weighted                                        ----------  ----------   ---------       ------
  Average

Total or Weighted
  Average of all                                  ----------  ----------   ---------       ------
  Completed-Not Stabilized                        1,546,000   $  202,386   $ 172,634          75%
  Development Projects                            ----------  ----------   ---------       ------


Total or Weighted Average                          3,439,000   $  401,241   $ 238,589          70%
  Average of all                                   =========   ==========   =========       ======
  Development Projects

---------------

(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.

                                                               Rentable
                                                                Square       Estimated         Pre-Leasing
Development Analysis                                             Feet          Costs          Percentage (1)
                                                             -------------- ------------- -------------------
                                                                            (in thousands)
Summary by Estimated Stabilization Date:
   Third Quarter 2000..................................        565,000      $   71,617              95%
   Fourth Quarter 2000.................................      1,086,000         121,926              85%
   First Quarter 2001..................................             --              --              --
   Second Quarter 2001.................................        195,000           7,181              59%
   Third Quarter 2001..................................        402,000          51,660              76%
   Fourth Quarter 2001.................................        507,000          67,455              55%
   First Quarter 2002..................................         36,000           3,901             100%
   Second Quarter 2002.................................        426,000          52,992              28%
   Third Quarter 2002..................................        222,000          24,509              38%
                                                               -------          ------              ---
     Total or Weighted Average.........................      3,439,000      $  401,241              70%
                                                             =========      ==========             ====

Summary by Market:
   Atlanta.............................................        537,000      $   36,595              61%
   Charlotte...........................................        208,000          19,952              61%
   Kansas City.........................................        322,000          51,500              85%
   Nashville...........................................        205,000          22,718              --
   Orlando.............................................        333,000          56,307              55%
   Piedmont Triad......................................        303,000          11,105              87%
   Research Triangle...................................        481,000          66,292              87%
   Richmond............................................        281,000          31,662              51%
   Tampa...............................................        769,000         105,110              86%
                                                               -------         -------             ----
     Total or Weighted Average.........................      3,439,000      $  401,241              70%
                                                             =========      ==========             ====


     Build-to-Suit.....................................        724,000          76,957             100%
     Multi-Tenant......................................      2,715,000         324,284              62%
                                                             ---------         -------             ----
     Total or Weighted Average.........................      3,439,000      $  401,241              70%
                                                             =========      ==========             ====

                                                              Average
                                                             Rentable        Average           Pre-Leasing
                                                              Square        Estimated        Percentage (1)
                                                               Feet           Costs
                                                             -------------- ------------- -------------------
                                                                            (in thousands)
Per Property Type:
   Office..............................................        118,000      $   15,273              67%
   Industrial..........................................        131,500           4,508              78%
   Retail..............................................         81,000          16,650              89%
                                                              --------       ---------             ----
   All.................................................        118,586       $  13,836              70%
                                                              ========       =========             ====

------------------
(1) Includes the effect of letters of intent.

         The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended June 30 and March 31, 2000 and December 31 and September 30, 1999.

                                                            Office Leasing Statistics
                                                               Three Months Ended
                                     ------------------------------------------------------------------------
                                       6/30/00        3/31/00       12/31/99       9/30/99        Average
                                       -------        -------       --------       -------        -------
Net Effective Rents Related to
  Re-Leased Space:
Number of lease transactions
  (signed leases)                           221            207           251            234           228
Rentable square footage leased          990,663        931,686     1,337,611      1,015,789     1,068,937
Average per rentable square foot
  over the lease term:
     Base rent                            18.43     $    17.04    $    17.28     $    14.61    $    16.84
     Tenant improvements                  (1.39)         (1.07)        (0.90)         (0.70)        (1.02)
     Leasing commissions                  (0.57)         (0.40)        (0.36)         (0.38)        (0.43)
     Rent concessions                     (0.05)         (0.04)        (0.04)         (0.03)        (0.04)
                                     ------------   -----------   -----------    -----------   -----------
     Effective rent                       16.42          15.53         15.98          13.50         15.36
     Expense stop (1)                     (5.37)         (5.00)        (5.09)         (3.92)        (4.85)
                                     ------------   -----------   -----------    -----------   -----------
     Equivalent effective net rent   $    11.05     $    10.53    $    10.89     $     9.58    $    10.51
                                     ============   ===========   ===========    ===========   ===========
Average term in years                         5              4             5              4             4
                                     ============   ===========   ===========    ===========   ===========

Capital Expenditures Related to
  Released Space:
Tenant Improvements:
  Total dollars committed under      $5,510,054     $4,756,023    $6,224,907     $3,602,102    $5,023,271
     signed leases
  Rentable square feet                  990,663        931,686     1,337,611      1,015,789     1,068,937
                                     ------------   -----------   -----------    -----------   -----------
  Per rentable square foot           $     5.56     $     5.10    $     4.65     $     3.55    $     4.70
                                     ============   ===========   ===========    ===========   ===========
Leasing Commissions:
  Total dollars committed under
     signed leases                   $2,392,441     $1,505,559    $2,151,399     $1,560,041    $1,902,360
  Rentable square feet                  990,663        931,686     1,337,611      1,015,789     1,068,937
                                     ------------   -----------   -----------    -----------   -----------
  Per rentable square foot           $     2.41     $     1.62    $     1.61     $     1.54    $     1.78
                                     ============   ===========   ===========    ===========   ===========
Total:
  Total dollars committed under
     signed leases                   $7,902,495     $6,261,582    $8,376,306     $5,162,143    $6,925,631
  Rentable square feet                  990,663        931,686     1,337,611      1,015,789     1,068,937
                                     ------------   -----------   -----------    -----------   -----------
  Per rentable square foot           $     7.98     $     6.72    $     6.26     $     5.08    $     6.48
                                     ============   ===========   ===========    ===========   ===========
Rental Rate Trends:
  Average final rate with expense
     pass throughs                   $    16.59     $    15.79    $    16.96     $    14.09    $    15.86
  Average first year cash rental
     rate                            $    17.58     $    16.76    $    17.16     $    14.93    $    16.61
                                     ------------   -----------   -----------    -----------   -----------
  Percentage increase                      6.02%          6.11%         1.16%          5.94%         4.72%
                                     ============   ===========   ===========    ===========   ===========

------------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                          Industrial Leasing Statistics
                                                                Three Months Ended
                                      -----------------------------------------------------------------------
                                        6/30/00       3/31/00       12/31/99        9/30/99       Average
                                        -------       -------       --------        -------       -------
Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                             46            66           64              50            57
Rentable square footage leased            362,521     1,305,697      543,522         815,044       756,696
Average per rentable square foot
   over the lease term:
     Base rent                          $    5.14   $      4.34   $     5.85      $     4.86    $     5.05
     Tenant improvements                    (0.28)        (0.19)       (0.38)          (0.14)        (0.25)
     Leasing commissions                    (0.12)        (0.11)       (0.11)          (0.10)        (0.11)
     Rent concessions                       (0.01)        (0.00        (0.01)          (0.00)        (0.01)
                                      -----------   -----------   ----------      ----------    ----------
     Effective rent                          4.73          4.04         5.35            4.62          4.69
     Expense stop (1)                       (0.48)        (0.14)       (0.39)          (0.18)        (0.30)
                                      -----------   -----------   ----------      ----------    ----------
     Equivalent effective net rent      $    4.25   $      3.90   $     4.96      $     4.44    $     4.39
                                      ===========   ===========   ==========      ==========    ==========
Average term in years                           4             5            4               3             4
                                      ===========   ===========   ==========      ==========    ==========

Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under        $ 389,592   $   966,338   $1,042,852      $  692,497    $  772,820
     signed leases
   Rentable square feet                   362,521     1,305,697      543,522         815,044       759,696
                                      -----------   -----------   ----------      ----------    ----------
   Per rentable square foot             $    1.07   $      0.74   $     1.92      $     0.85    $     1.02
                                      ===========   ===========   ==========      ==========    ==========

Leasing Commissions:
   Total dollars committed under        $ 185,028   $   671,182   $  222,728      $  271,184    $  337,531
     signed leases
   Rentable square feet                   362,521     1,305,697      543,522         815,044       756,696
                                      -----------   -----------   ----------      ----------    ----------
   Per rentable square foot             $    0.51   $      0.51   $     0.41      $     0.33    $     0.45
                                      ===========   ===========   ==========      ==========    ==========

Total:
   Total dollars committed under        $ 574,620   $ 1,637,520   $1,265,580      $  963,681    $1,110,350
     signed leases
   Rentable square feet                   362,521     1,305,697      543,522         815,044       756,696
                                      -----------   -----------   ----------      ----------    ----------
   Per rentable square foot             $    1.59   $      1.25   $     2.33      $     1.18    $     1.47
                                      ===========   ===========   ==========      ==========    ==========

Rental Rate Trends:
Average final rate with expense         $    4.44   $      3.91   $     5.50      $     4.63    $     4.62
   pass throughs
Average first year cash rental rate     $    4.72   $      4.19   $     5.66      $     4.78    $     4.84
                                      -----------   -----------   ----------      ----------    ----------
Percentage increase                         6.35%          6.98%        2.84%           3.39%         4.70%
                                      ===========   ===========   ==========      ==========    ==========

----------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                               Retail Leasing Statistics
                                                                   Three Months Ended
                                      -----------------------------------------------------------------------------
                                         6/30/00         3/31/00        12/31/99        9/30/99        Average
                                         -------         -------        --------        -------        -------
Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                             15            20               28          19            21
Rentable square footage leased             37,036        37,556           85,476      70,706        57,694
Average per rentable square foot
   over the lease term:
     Base rent                        $     21.84     $   19.81       $    14.54   $   24.58     $   20.19
     Tenant improvements                    (1.97)        (0.60)           (1.51)      (0.66)        (1.19)
     Leasing commissions                    (0.57)        (0.76)           (0.59)      (0.37)        (0.57)
     Rent concessions                        0.00          0.00             0.00        0.00          0.00
                                      -----------     ---------       ----------   ---------     ---------
     Effective rent                         19.30         18.45            12.44       23.55         18.44
     Expense stop (1)                       (0.12)         0.00             0.00        0.00         (0.03)
                                      -----------     ---------       ----------   ---------     ---------
     Equivalent effective net rent    $     19.18     $   18.45       $    12.44   $   23.55     $   18.41
                                      ===========     =========       ==========   =========     =========
Average term in years                           8             5                8           5             6
                                      ===========     =========       ==========   =========     =========

Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under
     signed leases                    $   914,200     $  82,365       $1,119,000   $ 437,735     $ 638,325
   Rentable square feet                    37,036        37,556           85,476      70,706        57,694
                                      -----------     ---------       ----------   ---------     ---------
   Per rentable square foot           $     24.68     $    2.19       $    13.09   $    6.19     $   11.06
                                      ===========     =========       ==========   =========     =========

Leasing Commissions:
   Total dollars committed under
     signed leases                    $   175,122     $ 145,060       $  397,123   $ 124,241     $ 210,386
   Rentable square feet                    37,036        37,556           85,476      70,706        57,694
                                      -----------     ---------       ----------   ---------     ---------
   Per rentable square foot           $      4.73     $    3.86       $     4.65   $    1.76     $    3.65
                                      ===========     =========       ==========   =========     =========

Total:
   Total dollars committed under
     signed leases                    $ 1,089,322     $ 227,425       $1,516,123   $ 561,976     $ 848,711
   Rentable square feet                    37,036        37,556           85,476      70,706        57,694
                                      -----------     ---------       ----------   ---------     ---------
   Per rentable square foot           $     29.41     $    6.06       $    17.74   $    7.95     $   14.71
                                      ===========     =========       ==========   =========     =========

Rental Rate Trends:
Average final rate with expense
   pass throughs                      $     16.60     $   15.20       $     8.87   $   19.12     $   14.95
Average first year cash rental rate   $     19.06     $   18.68       $    12.41   $   22.30     $   18.11
                                      -----------     ---------       ----------   ---------     ---------
Percentage increase                         14.82%        22.83%           39.86%      16.63%        21.15%
                                      ===========     =========       ==========   =========     =========

------------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

         The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of June 30, 2000 assuming no tenant exercises renewal options.

 Office Properties:

                                                 Percentage of     Annual Rents                         Percentage of
                                                 Leased Square        Under          Average Annual     Leased Rents
    Year of       Number of   Total Rentable       Footage           Expiring        Rental Rate Per     Represented
    Lease          Leases      Square Feet      Represented by      Leases (1)       Square Foot for     by Expiring
  Expiration                    Expiring        Expiring Leases    (in thousands)    Expirations (1)        Leases
  ----------       ------     --------------    ---------------   ----------------   ---------------     -----------
  Remainder of
     2000           521         2,130,058            8.5%            $  35,376         $   16.61             8.5%
     2001           581         3,461,003           13.8%               57,654             16.66            13.9%
     2002           609         3,356,797           13.4%               55,888             16.65            13.5%
     2003           508         3,784,766           15.1%               63,852             16.87            15.4%
     2004           391         2,776,447           11.1%               47,401             17.07            11.4%
     2005           270         2,438,783            9.7%               39,153             16.05             9.4%
     2006            66         1,689,017            6.7%               27,623             16.35             6.7%
     2007            39           981,945            3.9%               15,266             15.55             3.7%
     2008            53         1,405,514            5.6%               21,190             15.08             5.1%
     2009            24           926,790            3.7%               14,739             15.90             3.6%
     2010 and
     thereafter      92         2,136,866            8.5%               36,411             17.04             8.8%
                -------       -----------       ---------            ---------         ---------         --------
                  3,154        25,087,986          100.0%            $ 414,553         $   16.52           100.0%
                =======        ==========       =========            =========         ==========        ========

  Industrial Properties:


                                                 Percentage of     Annual Rents                         Percentage of
                                                 Leased Square        Under          Average Annual     Leased Rents
    Year of       Number of   Total Rentable       Footage           Expiring        Rental Rate Per     Represented
    Lease          Leases      Square Feet      Represented by       Leases (1)      Square Foot for     by Expiring
  Expiration                    Expiring        Expiring Leases    (in thousands)    Expirations (1)        Leases
 -------------    --------   --------------     ---------------   ----------------   ---------------     -----------
  Remainder of
     2000            72           844,578             8.6%             4,482            $ 5.31               9.3%
     2001           106         1,721,011            17.5%             8,601              5.00              17.9%
     2002           103         1,694,857            17.2%             7,508              4.43              15.6%
     2003            75         1,242,504            12.6%             6,249              5.03              13.0%
     2004            63         2,166,835            22.1%             9,325              4.30              19.3%
     2005            29           400,902             4.1%             2,471              6.16               5.1%
     2006            11           356,062             3.6%             2,277              6.39               4.7%
     2007            11           451,348             4.6%             2,624              5.81               5.4%
     2008             6           247,737             2.5%             2,014              8.13               4.2%
     2009             6           268,813             2.7%             1,806              6.72               3.7%
     2010 and
     thereafter      12           438,976             4.5%               872              1.99               1.8%
                              -----------         --------          --------          ---------           -------
                     494        9,833,623           100.0%           $48,229         $    4.90              100.0%
                  ======       ==========         ========           =======         =========            =======

-------------------

(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Retail Properties:
                                                Percentage of
                                                   Leased
                                                   Square        Annual Rents       Average        Percentage of
                                    Total          Footage           Under       Annual Rental      Leased Rents
   Year of                         Rentable      Represented       Expiring        Rate Per        Represented by
    Lease         Number of      Square Feet     by Expiring     Leases (1)     Square Foot for      Expiring
  Expiration       Leases         Expiring         Leases       (in thousands)   Expirations (1)      Leases
  ----------      ---------     ------------    ------------    --------------  ----------------   --------------
  Remainder of
     2000             50           161,041         10.1%         $ 2,270            $14.10              7.3%
     2001             49           108,352          6.8%           3,036             28.02              9.8%
     2002             45           135,732          8.5%           2,350             17.31              7.6%
     2003             46           113,566          7.1%           2,416             21.27              7.8%
     2004             37           217,192         13.6%           2,617             12.05              8.4%
     2005             32            80,564          5.1%           2,244             27.85              7.2%
     2006             23            80,498          5.1%           1,788             22.21              5.8%
     2007             11            53,641          3.4%           1,007             18.77              3.2%
     2008             15           107,595          6.8%           3,649             33.91             11.8%
     2009             23           172,898         10.9%           3,269             18.91             10.5%
     2010 and
     thereafter       24           360,094         22.6%           6,369             17.69             20.6%
                   ------       ----------        ------          ------            ------            ------
                     355         1,591,173        100.0%          31,015            $19.49            100.0%
                   ======       ==========        ======          ======            ======            ======

Total:

                                                Percentage of
                                                   Leased
                                                   Square        Annual Rents       Average        Percentage of
                                    Total          Footage           Under       Annual Rental      Leased Rents
   Year of                         Rentable      Represented       Expiring        Rate Per        Represented by
    Lease         Number of      Square Feet     by Expiring     Leases (1)     Square Foot for      Expiring
  Expiration       Leases         Expiring         Leases       (in thousands)   Expirations (1)      Leases
  ----------      ---------     ------------    ------------    --------------  ----------------   --------------
  Remainder of
     2000            643         3,135,677         8.6%        $  42,128            $13.44              8.5%
     2001            736         5,290,366        14.5%           69,291             13.10             14.1%
     2002            757         5,187,386        14.3%           65,746             12.67             13.4%
     2003            629         5,140,836        14.1%           72,517             14.11             14.7%
     2004            491         5,160,474        14.1%           59,343             11.50             12.0%
     2005            331         2,920,249         8.0%           43,868             15.02              8.9%
     2006            100         2,125,577         5.8%           31,688             14.91              6.4%
     2007             61         1,486,934         4.1%           18,897             12.71              3.8%
     2008             74         1,760,846         4.8%           26,853             15.25              5.4%
     2009             53         1,368,501         3.7%           19,814             14.48              4.0%
     2010 and
     thereafter      128         2,935,936         8.0%           43,652             14.87              8.8%
                  -------      -----------     --------       ----------           -------          --------
                   4,003        36,512,782       100.0%         $493,797            $13.52            100.0%
                   =====        ==========       ======         ========            ======            ======

-------------

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of our accounting policies and other information related to these financial instruments.

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

         Certain Variable Rate Debt. As of June 30, 2000, the Company had approximately $151.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2001, our interest expense would be increased or decreased approximately $1.5 million. In addition, as of June 30, 2000, we had $80 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80 million of debt.

         Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at June 30, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2000 would increase by approximately $1.2 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2000 would decrease by approximately $1.0 million.

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

                          PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed, and we are seeking summary judgment and dismissal of all claims asserted by the plaintiff. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. At this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Changes in Securities and Use of Proceeds

         (c) During the three months ended June 30, 2000, the Company issued an aggregate of 9,911 shares of Common Stock in connection with the merger of Eakin & Smith, Inc. into the Company on April 1, 1996. The shares were issued to principals of Eakin & Smith, pursuant to an exemption from the registration requirements of the Securities Act of 1933. Each of the principals is an accredited investor. We exercised reasonable care to assure that the principals were not purchasing the shares with a view to their distribution.


Item 3.    Defaults Upon Senior Securities - NA

Item 4.     Submission of Matters to a Vote of Security Holders

       On May 24, 2000, we held our Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter                                           For           Against         Broker Non-Vote          Abstain
------                                           ---           -------         ---------------          -------

(A)  Election of Directors

     Gene M. Anderson....................     46,706,925         --                  --                 367,833
     Ronald P. Gibson....................     46,716,534         --                  --                 358,224
     O. Temple Sloan, Jr.................     46,716,520         --                  --                 358,238
     John L. Turner......................     46,711,267         --                  --                 363,491
     William E. Graham, Jr...............     46,728,262         --                  --                 346,496
(B)  Ratify appointment of Ernst & Young,
     LLP as independent auditors.........     46,964,653       65,271                --                  44,834

Item 5.    Other Information - NA

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
-----------     -----------

    2 Agreement to Form Limited Liability Companies, entered into as of August 9, 2000, by and among Miller Global Fund III, L.P., MGA Development Associates, L.P., Highwoods Realty Limited Partnership and Highwoods/Florida Holdings, L.P.

    27          Financial Data Schedule

(b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HIGHWOODS PROPERTIES, INC.

                                          By:
                                          /s/ RONALD P. GIBSON
                                          ------------------------
                                                  Ronald P. Gibson
                                          President and Chief Executive Officer


                                          /s/ CARMAN J. LIUZZO
                                          --------------------
                                          Carman J. Liuzzo
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

Date:  August 14, 2000