Form 10-Q
period 2000-09-30
HIGHWOODS PROPERTIES INC
filed 2000-11-14
CIK 921082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
                               ------------------



     The Company has only one class of common stock, par value $.01 per share, with 58,415,950 shares outstanding as of November 10, 2000.


================================================================================

                           HIGHWOODS PROPERTIES, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                                         3

                  Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                                        4

                  Consolidated Statements of Income for the three
                  and nine months ended September 30, 2000 and 1999                                            5

                  Consolidated Statements of Stockholders' Equity
                  for the nine months ended September 30, 2000                                                 6

                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and 1999                                                7

                  Notes to Consolidated Financial Statements                                                   9

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    11

                  Results of Operations                                                                        11

                  Liquidity and Capital Resources                                                              13

                  Recent Developments                                                                          15

                  Possible Environmental Liabilities                                                           16

                  Impact of Recently Issued Accounting Standards                                               17

                  Compliance with the Americans with Disabilities Act                                          17

                  Funds From Operations and Cash Available for Distributions                                   17

                  Disclosure Regarding Forward-Looking Statements                                              19

                  Property Information                                                                         20

                  Inflation                                                                                    28

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                   29

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                                            30

Item 2.           Changes in Securities and Use of Proceeds                                                    30

Item 3.           Defaults Upon Senior Securities                                                              30

Item 4.           Submission of Matters to a Vote of Security Holders                                          30

Item 5.           Other Information                                                                            30

Item 6.           Exhibits and Reports on Form 8-K                                                             30

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

                           HIGHWOODS PROPERTIES, INC.

                           Consolidated Balance Sheets
                 (dollars in thousands except per share amounts)

                                                                           September 30,      December 31,
                                                                               2000              1999
                                                                         -----------------  ---------------
                                                                           (Unaudited)
Assets
Real estate assets, at cost:
  Land and improvements ...........................................       $   423,699        $   491,273
  Buildings and tenant improvements................................         2,750,696          3,056,962
  Development in process...........................................            78,108            186,925
  Land held for development........................................           152,799            168,396
  Furniture, fixtures and equipment................................            10,422              7,917
                                                                           ----------         ----------
                                                                            3,415,724          3,911,473
  Less - accumulated depreciation..................................          (262,749)          (238,135)
                                                                           ----------         ----------
    Net real estate assets.........................................         3,152,975          3,673,338
Property held for sale.............................................           340,923             48,960
Cash and cash equivalents..........................................            29,906             34,496
Restricted cash....................................................             8,998              1,842
Accounts receivable, net...........................................            23,765             22,847
Advances to related parties........................................            13,164             15,096
Notes receivable...................................................            77,085             58,241
Accrued straight-line rents receivable.............................            39,415             35,951
Investment in unconsolidated affiliates............................            55,877             38,977
Other assets:
  Deferred leasing costs...........................................            76,877             66,783
  Deferred financing costs.........................................            40,229             40,125
  Prepaid expenses and other.......................................            11,112             15,614
                                                                           ----------         ----------
                                                                              128,218            122,522
  Less - accumulated amortization..................................           (45,490)           (36,073)
                                                                           ----------         ----------
     Other assets, net                                                         82,728             86,449
                                                                           ----------         ----------
Total Assets.......................................................        $3,824,836         $4,016,197
                                                                           ==========         ==========
Liabilities and Stockholders' Equity
Mortgages and Notes payable........................................        $1,686,529         $1,766,117
Accounts payable, accrued expenses and other liabilities...........           126,432            111,945
                                                                           ----------         ----------
  Total Liabilities................................................         1,812,961          1,878,062
Minority interest..................................................           213,580            245,665
Stockholders' Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
  8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and outstanding
     at September 30, 2000 and December 31, 1999...................           125,000            125,000
  8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share), 6,900,000 shares issued and
     outstanding at September 30, 2000 and December 31, 1999.......           172,500            172,500
  8% Series D Cumulative Redeemable Preferred Shares
  (liquidation preference $250 per share), 400,000 shares issued and
     outstanding at September 30, 2000 and December 31, 1999.......           100,000            100,000
Common stock, $.01 par value, 200,000,000 authorized shares; issued
   62,232,642 (includes 3,811,086 shares in treasury) and 62,068,613
   (includes 1,150,000 shares in treasury) at September 30, 2000 and
    December 31, 1999, respectively................................               622                621
Additional paid-in capital.........................................         1,601,045          1,597,494
Distributions in excess of net earnings............................          (111,321)           (77,670)
Less treasury shares at cost, 3,811,086 at September 30, 2000
  and 1,150,000 at December 31, 1999...............................           (86,791)           (25,475)
Deferred compensation - restricted stock                                       (2,760)                --
                                                                           ----------         ----------
  Total Stockholders' Equity.......................................         1,798,295          1,892,470
                                                                           ----------         ----------
Total Liabilities and Stockholders' Equity                                 $3,824,836         $4,016,197
                                                                           ==========         ==========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                        Consolidated Statements of Income
              (Unaudited and in thousands except per share amounts)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                         September 30,
                                                         -----------------------------        ------------------------------
                                                              2000              1999               2000               1999
                                                         ------------      -----------        -----------        -----------
Revenue:
  Rental property.................................      $    131,118       $   136,304        $   404,738       $    425,104
  Equity in earnings of unconsolidated affiliates.             1,320               702              3,207              1,389
  Interest and other income.......................             6,548             3,621             17,321             14,181
                                                        ------------       -----------        -----------        -----------
Total Revenue.....................................           138,986           140,627            425,266            440,674

Operating expenses:
  Rental property.................................            39,470            41,002            120,358            130,108
  Depreciation and amortization...................            30,123            26,116             87,813             81,977
  Interest expense:
     Contractual..................................            27,172            25,715             81,994             87,274
     Amortization of deferred financing costs.....               564               696              1,862              2,208
                                                        ------------       -----------        -----------        -----------
                                                              27,736            26,411             83,856             89,482
  General and administrative......................             5,719             4,883             16,258             16,888
                                                        ------------       -----------        -----------        -----------
     Income before gain/(loss) on disposition of
     land and depreciable assets, net of income tax
     provision, minority interest and extraordinary
     item.........................................            35,938            42,215            116,981            122,219
  Gain/(loss) on disposition of land and depreciable
     assets, net of income tax provision..........            10,552               846             (8,564)             2,939
                                                        ------------       -----------        -----------        -----------
     Income before minority interest and
     extraordinary item...........................            46,490            43,061            108,417            125,158

Minority interest.................................            (5,298)           (5,065)           (13,140)           (15,770)
                                                        ------------       -----------        -----------        -----------
  Income before extraordinary item................            41,192            37,996             95,277            109,388
Extraordinary item - loss on early
  extinguishment of debt..........................            (3,310)           (4,997)            (4,344)            (5,774)
                                                        ------------       -----------        -----------        -----------
  Net income......................................            37,882            32,999             90,933
                                                                                                                     103,614
Dividends on preferred stock......................            (8,145)           (8,145)           (24,435)           (24,435)
                                                        ------------       -----------        -----------        -----------
Net income available for common shareholders......      $     29,737       $    24,854        $    66,498       $     79,179
                                                        ============      ============        ===========       ============

Net income per common share - basic:
  Income before extraordinary item................      $       0.56       $      0.48        $      1.19       $       1.38
  Extraordinary item - loss on early
     extinguishment of debt.......................             (0.06)            (0.08)             (0.07)             (0.09)
                                                        ------------       -----------        -----------        -----------
  Net income......................................      $       0.50       $      0.40        $      1.12       $       1.29
                                                        ============      ============        ===========       ============
  Weighted average shares outstanding - basic.....            58,609            61,863             59,433             61,233
                                                        ============      ============        ===========       ============
Net income per common share - diluted:
  Income before extraordinary item................      $       0.56       $      0.48        $      1.19       $       1.38
  Extraordinary item - loss on early extinguishment
     of debt......................................             (0.06)            (0.08)             (0.08)             (0.09)
                                                        ------------       -----------        -----------        -----------
  Net income......................................      $       0.50       $      0.40        $      1.11       $       1.29
                                                        ============      ============        ===========       ============
  Weighted average shares outstanding - diluted...            59,029            62,169             59,672             61,493
                                                        ============      ============        ===========       ============

Distributions declared per common share                 $       0.57       $     0.555        $      1.68       $      1.635
                                                        ============      ============        ===========       ============


See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                 Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended September 30, 2000

                         (Unaudited and $ in thousands)


                 Number of                                                         Additional
                  Common     Common  Series A    Series B    Series D   Treasury    Paid-In       Deferred    Retained
                  Shares     Stock  Preferred   Preferred   Preferred    Stock      Capital     Compensation  Earnings       Total
                  ------     -----  ---------   ---------   ---------    -----      -------     ------------  --------       -----
Balance at
December 31,
1999..........  60,918,613    $621  $125,000   $172,500    $100,000  $(25,475)   $1,597,494      $    --     $(77,670)    $1,892,470
Issuance of
Common Stock..      54,026     --         --         --         --         --           892           --            --           892
Common Stock
Dividends.....          --     --         --         --         --         --            --           --     (100,149)     (100,149)
Preferred
Stock
Dividends....           --     --         --         --         --         --            --           --      (24,435)      (24,435)
Issuance of
restricted
stock.........     110,003      1         --         --         --         --         2,659       (3,151)           --         (491)
Amortization
of deferred
compensation            --     --         --         --         --         --            --          391            --          391
Purchase of
Treasury Stock  (2,661,086)    --         --         --         --    (61,316)           --           --            --      (61,316)
Net Income....          --     --         --         --         --         --            --           --        90,933       90,933
                ----------   ----   --------   --------    --------  --------    ----------      -------     ---------   ----------
Balance at
September 30,
2000..........   58,421,556   $622   $125,000   $172,500    $100,000  $(86,791)   $1,601,045      $(2,760)    $(111,321)  $1,798,295
                 ==========   ====   ========   ========    ========  ========    ==========      =======     =========   ==========

See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                      Consolidated Statements of Cash Flows

                          (Unaudited and in thousands)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                -------------------------
                                                                                  2000             1999
                                                                                --------         --------
Operating activities:
Net income............................................................       $   90,933          $103,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization.........................................           87,813            81,977
Minority interest.....................................................           13,140            15,770
Loss/(Gain) on disposition of land and depreciable assets, net of
    income tax provision..............................................            8,564            (2,939)
Amortization of deferred compensation.................................              391                --
Changes in operating assets and liabilities...........................              (12)          (23,959)
                                                                             ----------         ---------
   Net cash provided by operating activities..........................          200,829           174,463
                                                                             ----------         ---------

Investing activities:
Additions to real estate assets.......................................         (221,055)         (414,168)
Cash paid in exchange for partnership net assets......................               --              (991)
Proceeds from disposition of real estate assets......................           339,600           550,039
Repayment of advances to subsidiaries/(advances to subsidiaries)......            1,932            (4,005)
Other ................................................................          (14,600)          (37,512)
                                                                             ----------         ---------
   Net cash provided by investing activities .........................          105,877            93,363
                                                                             ----------         ---------

Financing activities:
Distributions paid on common stock and common units...................         (114,187)         (114,724)
Dividends paid on preferred stock.....................................          (24,435)          (24,435)
Borrowings on mortgages and notes payable.............................           73,198             4,385
Repayments on mortgages and notes payable.............................         (147,286)         (172,568)
Borrowings on revolving loans.........................................          295,500           408,000
Repayments on revolving loans.........................................         (301,000)         (362,500)
Net proceeds from the sale of common stock............................              401            22,940
Net payment of deferred financing costs...............................             (104)           (4,494)
Purchase of treasury stock and units..................................          (90,342)               --
Other.................................................................           (3,041)           (8,375)
                                                                             ----------         ---------
   Net cash used in financing activities..............................         (311,296)         (251,771)
                                                                             ----------         ---------
Net (decrease)/increase in cash and cash equivalents..................           (4,590)           16,055
Cash and cash equivalents at beginning of the period..................           34,496            31,445
                                                                             ----------         ---------
Cash and cash equivalents at end of the period........................       $   29,906         $  47,500
                                                                             ===========        =========

Supplemental disclosure of cash flow information:
Cash paid for interest................................................        $  94,853          $103,603
                                                                             ===========        =========

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

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                             -----------         -----------
                                                                             (Unaudited)         (Unaudited)
Assets:
Rental property and equipment, net.................................          $  (24,656)        $  (18,513)
Notes Receivable...................................................              23,775                 --
Liabilities:
Mortgages and notes payable .......................................                  --            (52,165)
                                                                             ----------         ----------
     Net assets....................................................          $     (881)        $   33,652
                                                                             ==========         ==========


See accompanying notes to consolidated financial statements.


                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September, 30, 2000
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and the Operating Partnership and their majority controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

         The extraordinary loss represents the write-off of loan origination fees and prepayment penalties paid on the early extinguishment of debt, net of the minority interest.

         The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, no provision has been made for income taxes related to REIT taxable income to be distributed to stockholders. However, during 1999, a provision was made related to a portion of REIT taxable income that resulted from a gain on disposition of assets that had not been distributed to stockholders at September 30, 1999.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138 , Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed in Item 2.

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

         The accounting policies of the segments are the same as those described in Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 2000 and 1999.

                                                           Three Months                        Nine Months
                                                         Ended September 30,               Ended September 30,
                                                     ------------------------            ------------------------
                                                       2000             1999               2000            1999
                                                     --------        --------            --------        --------
                                                         (in thousands)                      (in thousands)
Rental Income:
Office segment............................       $   106,593       $   109,581       $   333,123      $   348,337
Industrial segment........................            11,523            13,842            33,288           39,753
Retail segment............................             8,631             8,597            25,285           24,536
Apartment segment.........................             4,371             4,284            13,042           12,478
                                                 -----------       -----------       -----------      -----------
   Total Rental Income....................       $   131,118       $   136,304       $   404,738      $   425,104
                                                 ===========       ===========       ===========      ===========
Net operating income:
Office segment............................       $    74,384       $    76,082       $   231,326      $   238,944
Industrial segment........................             9,793            11,423            28,026           32,897
Retail segment............................             5,163             5,454            17,464           16,156
Apartment segment.........................             2,308             2,343             7,564            6,999
                                                 -----------       -----------       -----------      -----------
   Total Net operating income.............       $    91,648       $    95,302       $   284,380      $   294,996
                                                 -----------       -----------       -----------      -----------
Reconciliation to income before minority
   interest and extraordinary item:
Equity in income of unconsolidated affiliates    $     1,320       $       702       $     3,207      $    1, 389
Gain/(loss) on disposition of land and
   depreciable assets, net of income tax
   provision..............................            10,552               846            (8,564)           2,939
Interest and other income.................             6,548             3,621            17,321           14,181
Interest expense..........................           (27,736)          (26,411)          (83,856)         (89,482)
General and administrative expenses.......            (5,719)           (4,883)          (16,258)         (16,888)
Depreciation and amortization.............           (30,123)          (26,116)          (87,813)         (81,977)
                                                 -----------       -----------       -----------      -----------
Income before minority interest and
   extraordinary item.....................       $    46,490       $    43,061       $   108,417      $   125,158
                                                 ===========       ===========       ===========      ===========
Total assets:
Office segment............................       $ 2,874,681       $ 3,021,160       $ 2,874,681      $ 3,021,160
Industrial segment........................           365,217           496,428           365,217          496,428
Retail segment............................           269,865           256,197           269,865          256,197
Apartment segment.........................           116,163           119,356           116,183          119,356
Corporate and other.......................           198,910           227,466           198,910          227,466
                                                 -----------       -----------       -----------      -----------
Total assets..............................       $ 3,824,836       $ 4,120,607       $ 3,824,836      $ 4,120,607
                                                 ===========       ===========       ===========      ===========

3. DISPOSITION AND JOINT VENTURE ACTIVITY

         On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We initially retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. On August 31, 2000, DLF II contributed an additional $7.1 million in cash to the DLF II Joint Venture, which increased its ownership percentage to 51.0%. It is anticipated that DLF II will exercise its option to contribute up to an additional $17.0 million in cash to the DLF II Joint Venture before March 31, 2001 to increase its ownership percentage to 80.0%. We have adopted the equity method of accounting for this joint venture.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the nine months ended September 30, 2000, we sold approximately
4.6 million rentable square feet of non-core office and industrial properties and 192.0 acres of development land for gross proceeds of $339.6 million. We recorded a loss of $8.6 million related to these dispositions. Included in these sales were certain properties encompassing 2.0 million square feet sold to an entity majority-owned by a related party for a selling price of $169.0 million. Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since September 30, 2000, an additional 55,000 square feet of non-core office and industrial properties, which are included in property held for sale in the Consolidated Balance Sheet at September 30, 2000, have been sold for gross proceeds of $6.4 million.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. In the first joint venture, we expect to sell or contribute 21 in-service office properties encompassing approximately 3.0 million rentable square feet valued at approximately $345.3 million (including approximately $4.5 million of development land) to a newly created limited liability company. As part of the formation of the first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $245.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $311.0 million. In the second joint venture, we will contribute approximately $7.2 million of development land we currently own to a second newly created limited liability company. The second joint venture expects to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. We will each own 50.0% of the second joint venture. In addition, we will be the sole and exclusive manager and leasing agent for the properties in both joint ventures, and will receive customary management fees and leasing commissions. We will be adopting the equity method for both of these joint ventures. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

4. LEGAL CONTINGENCIES

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Defendants filed a summary judgment motion as to all claims asserted by the plaintiff, who opposed defendants' motion. By order dated August 28, 2000, the court granted defendants' motion as to plaintiff's claims that J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust. The court also granted in part and denied in part defendants' summary judgment motion as to the remaining claims asserted by the plaintiff. Defendants have sought reconsideration of the court's ruling as to certain of the securities claims as to which the court denied their summary judgment motion. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. However, at this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.

Results of Operations

         Three Months Ended September 30, 2000. Revenues from rental operations decreased $5.2 million, or 3.8%, from $136.3 million for the three months ended September 30, 1999 to $131.1 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties, offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of 4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Our in-service portfolio decreased from 40.8 million square feet at September 30, 1999 to 37.8 million square feet at September 30, 2000. Same property revenues, which are the revenues of the 461 in-service properties and 1,885 apartment units owned on July 1, 1999, increased 2.4% for the three months ended September 30, 2000, compared to the same three months in 1999.

         During the three months ended September 30, 2000, 226 leases representing 1.5 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.5% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $2.9 million, or 80.6%, from $3.6 million for the three months ended September 30, 1999 to $6.5 million for the comparable period in 2000. The increase was a result of an increase in development fees in 2000 related to the DLF II Joint Venture.

         Rental operating expenses decreased $1.5 million, or 3.7%, from $41.0 million for the three months ended September 30, 1999 to $39.5 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority owned office, industrial and retail properties offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of
4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Rental operating expenses as a percentage of related revenues were 30.1% for the three months ended September 30, 2000 and 1999.

         Depreciation and amortization for the three months ended September 30, 2000 and 1999 totaled $30.1 million and $26.1 million, respectively. The increase of $4.0 million, or 15.3%, is due to an increase in depreciation on leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings, due to the disposition activity in 1999 and 2000. Interest expense increased $1.3 million, or 4.9%, from $26.4 million for the three months ended September 30, 1999 to $27.7 million for the comparable period in 2000. The increase is attributable to an increase in the weighted average interest rates from 1999 to 2000. Interest expense for the three months ended September 30, 2000 and 1999 included $564,000 and $696,000 respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses was 4.1% of total revenue for the three months ended September 30, 2000 and 3.8% for the comparable period in 1999.


         Income before minority interest and extraordinary item was $46.5 million and $43.1 million for the three months ended September 30, 2000 and 1999, respectively. The Company's net income allocated to minority interest totaled $5.3 million and $5.1 million for the three months ended September 30, 2000 and 1999, respectively. The Company recorded $8.1 million in preferred stock dividends for the three months ended September 30, 2000 and 1999.

         Nine Months Ended September 30, 2000. Revenues from rental operations decreased $20.4 million, or 4.8%, from $425.1 million for the nine months ended September 30, 1999 to $404.7 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of 4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Our in-service portfolio decreased from 40.8 million square feet at September 30, 1999 to 37.8 million square feet at September 30, 2000. Same property revenues, which are the revenues of the 445 in-service properties and 1,885 apartment units owned on January 1, 1999, increased 3.1% for the nine months ended September 30, 2000, compared to the same nine months in 1999.

         During the nine months ended September 30, 2000, 743 leases representing 4.8 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.6% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $3.1 million, or 21.8 %, from $14.2 million for the nine months ended September 30, 1999 to $17.3 million for the comparable period in 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June 1999, an increase in termination fees from 1999 to 2000 and an increase in development fee income in 2000 related to the DLF II Joint Venture.

         Rental operating expenses decreased $9.7 million, or 7.5%, from $130.1 million for the nine months ended September 30, 1999 to $120.4 million for the comparable period in 2000. The decrease is primarily a result of the disposition and contribution of 7.9 million square feet of majority-owned office, industrial and retail properties offset in part by the acquisition of 700,000 square feet of majority-owned office, industrial and retail properties and the completion of 4.2 million square feet of development activity during the last three months of 1999 and the first nine months of 2000. Rental operating expenses as a percentage of related revenues decreased from 30.6% for the nine months ended September 30, 1999 to 29.8% for the comparable period in 2000.

         Depreciation and amortization for the nine months ended September 30, 2000 and 1999 totaled $87.8 million and $82.0 million, respectively. The increase of $5.8 million, or 7.1%, is due to an increase in depreciation on leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings, due to the disposition activity in 1999 and 2000. Interest expense decreased $5.6 million, or 6.3%, from $89.5 million for the nine months ended September 30, 1999 to $83.9 million for the comparable period in 2000. The decrease is attributable to the decrease in the outstanding debt for the entire nine months in 2000. Interest expense for the nine months ended September 30, 2000 and 1999 included $1.9 million and $2.2 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses as a percentage of total revenues was 3.8% in 1999 and 2000.

         Income before minority interest and extraordinary item equaled $108.4 million and $125.2 million for the nine months ended September 30, 2000 and 1999, respectively. The Company's net income allocated to minority interest totaled $13.1 million and $15.8 million for the nine months ended September 30, 2000 and 1999, respectively. The Company recorded $24.4 million in preferred stock dividends for the nine months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

         Statement of Cash Flows. For the nine months ended September 30, 2000, cash provided by operating activities increased by $26.3 million, or 15.1%, to $200.8 million, from $174.5 million for the same period in 1999. The increase is due to the collection of a $30.0 million note receivable and the accrual of an $18.0 million liability related to the DLF II Joint Venture during the nine months ended September 30, 2000. Cash provided by investing activities was $105.9 million for the first nine months of 2000, as compared to $93.4 million for the same period in 1999. The increase of $12.5 million, or 13.4% is primarily due to the decline in acquisition and development activity offset in part by the decline in the disposition activity during the nine months ended September 30, 2000, as compared to the same period in 1999. Cash used in financing activities was $311.3 million for the nine months ended September 30, 2000, as compared to $251.8 million for the same period in 1999. The increase is primarily due to the increase in borrowings on mortgages and notes payable from 1999 to 2000 and the purchase of treasury stock and units in 2000. Payments of distributions were $114.2 million and $114.7 million for the first nine months of 2000 and 1999. Preferred stock dividend payments were $24.4 million for the nine months ended September 30, 2000 and 1999.

         Capitalization. The Company's total indebtedness at September 30, 2000 totaled $1.7 billion and was comprised of $511.5 million of secured indebtedness with a weighted average interest rate of 7.9% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 7.4%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. A portion of our $450.0 million unsecured revolving loan (the "Revolving Loan") and approximately $37.0 million of floating rate notes payable assumed upon consummation of the merger with J.C. Nichols were not covered by interest rate hedge contracts on September 30, 2000.

         Based on the Company's total market capitalization of $3.7 billion at September 30, 2000 (at the September 30, 2000 stock price of $23.63 and assuming the redemption for shares of Common Stock of the 7.9 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 46.2% of its total market capitalization.

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

         The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2000:

                   Notional         Maturity                                       Fixed             Fair Market
Type of Hedge      Amount             Date             Reference Rate               Rate                 Value
-------------      --------         --------           --------------             -------            -----------

Swap               $20,006           6/10/02          1-Month LIBOR + 0.75%            6.95%             $  98
Collar              80,000          10/15/01          1-Month LIBOR             5.60 - 6.25%               298
Cap                  5,434           6/15/01          1-Month LIBOR                    7.75%             -----

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

         Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $125.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

         o additional borrowings under our Revolving Loan (approximately $214.0 million was available as of September 30, 2000);
         o    the issuance of secured debt;
         o    the selective disposition of non-core assets; and
         o the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

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

Recent Developments

         Stock Repurchase. From January 1, 2000 to November 10, 2000, the Company repurchased 3.9 million shares of Common Stock and Common Units at a weighted average price of $23.61 per share/unit, for a total purchase price of $92.7 million.

         Disposition and Joint Venture Activity. On May 9, 2000, we closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which we sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $117.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $60.0 million from third-party lenders. We initially retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and are the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which we receive customary management fees and leasing commissions. On August 31, 2000, DLF II contributed an additional $7.1 million in cash to the DLF II Joint Venture, which increased its ownership percentage to 51.0%. It is anticipated that DLF II will exercise its option to contribute up to an additional $17.0 million in cash to the DLF II Joint Venture before March 31, 2001 to increase its ownership percentage to 80.0%.

         In addition to the properties sold or contributed to the DLF II Joint Venture, during the nine months ended September 30, 2000, we sold approximately
4.6 million rentable square feet of non-core office and industrial properties and 192.0 acres of development land for gross proceeds of $339.6 million Non-core office and industrial properties generally include single buildings or business parks that do not fit our long-term strategy. Since September 30, 2000, we have sold an additional 55,000 square feet of non-core office and industrial properties for gross proceeds of $6.4 million.

         On August 9, 2000, we agreed to form two joint ventures with an institutional investor. In the first joint venture, we expect to sell or contribute 21 in-service office properties encompassing approximately 3.0 million rentable square feet valued at approximately $345.3 million (including approximately $4.5 million of development land) to a newly created limited liability company. As part of the formation of the first joint venture, the institutional investor will contribute approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture will borrow approximately $245.0 million from third-party lenders. We will retain the remaining 20.0% ownership interest and receive net cash proceeds of approximately $311.0 million. In the second joint venture, we will contribute approximately $7.2 million of development land we currently own to a second newly created limited liability company. The second joint venture expects to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. We will each own 50.0% of the second joint venture and will be the sole and exclusive manager and leasing agent for the properties in both joint ventures, for which we will receive customary management fees and leasing commissions. These transactions are subject to customary closing conditions, including the completion of due diligence, the execution of other definitive agreements and the ability to obtain satisfactory financing, and are expected to close before the end of 2000. However, we cannot assure you that these transactions will be consummated or that they will be consummated on the terms described in this quarterly report.

         We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. As of

November 10, 2000, we expect to reinvest up to $25.0 million of the net proceeds from recent disposition activity to acquire in tax-deferred exchange transactions in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our revolving loan, will reduce our income from operations until such development projects are placed in service.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of our derivatives is discussed under "-Liquidity and Capital Resources."

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

         FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. The clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

         Cash available for distribution is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

         FFO and cash available for distribution for the three and nine month periods ended September 30, 2000 and 1999 are summarized in the following table (in thousands):

                                                            Three Months Ended          Nine Months Ended
                                                              September 30,               September 30,
                                                           ---------------------     ---------------------
                                                             2000         1999         2000         1999
                                                           --------     --------     --------     --------
Funds from operations:
Income before minority interest and extraordinary
   item...........................................       $  46,490     $  43,061    $ 108,417    $ 125,158
Add/(Deduct):
   Dividends on preferred stock...................          (8,145)       (8,145)     (24,435)     (24,435)
   Severance costs and other division closing
     expenses ....................................              --            --           --        1,233
   (Gain)/Loss on disposition of land and
     depreciable assets,  net of income tax provision      (10,552)         (846)       8,564       (2,939)
   Gain on disposition of land....................           3,288            --        3,288           --
   Depreciation and amortization..................          30,123        26,116       87,813       81,977
   Depreciation of unconsolidated affiliates......           1,752           892        3,733        2,114
                                                         ---------     ---------    ---------    ---------

     Funds from operations before minority interest         62,956        61,078      187,380      183,108
Cash available for distribution:
Add/(Deduct):
   Rental income from straight-line rents.........          (3,657)       (3,436)     (11,452)     (10,945)
   Amortization of deferred financing costs.......             564           696        1,862        2,208
   Non-incremental revenue generating capital
    expenditures (1):
     Building improvements paid...................          (2,248)       (2,114)      (5,913)      (6,589)
     Second generation tenant improvements paid...          (7,900)       (7,194)     (17,730)     (17,315)
     Second generation lease commissions paid.....          (1,859)       (3,000)      (8,668)     (10,613)
                                                         ---------     ---------    ---------    ---------
       Cash available for distribution............       $  47,856     $  46,030    $ 145,479    $ 139,854
                                                         =========     =========    =========    =========
Weighted average common shares/common units
   outstanding - basic (2)........................          66,634        70,959       67,978       70,521
                                                         =========     =========    =========    =========
Weighted average common shares/common units
   outstanding - diluted (2)......................          67,055        71,294        68,218      70,535
                                                         =========     =========    =========    =========

Dividend payout ratios:
   Funds from operations..........................            60.7%         64.8%        61.2%        63.0%
                                                         =========     =========    =========    =========
   Cash available for distribution................            79.9%         86.0%        78.8%        82.5%
                                                         =========     =========    =========    =========

---------------------
(1)  Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

         On November 6, 2000, the Company's Board of Directors declared a dividend of $0.57 per share for the third quarter ended September 30, 2000 ($2.28 million on an annualized basis) payable on November 29, 2000 to stockholders of record as of November 16, 2000.

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

Property Information

         The following table sets forth certain information with respect to our majority owned in-service and development properties (excluding apartment units) as of September 30, 2000 and 1999:

                                                              Rentable           Percent Leased/
September 30, 2000                                           Square Feet           Pre-Leased
------------------                                           -----------           ----------
In-Service:
   Office.............................................        25,984,000               94%
   Industrial.........................................        10,204,000               95%
   Retail.............................................         1,569,000               94%
                                                              ----------            ------
     Total or Weighted Average........................        37,757,000               94%
                                                              ==========            ======

Development:
Completed - Not Stabilized
   Office.............................................           759,000               79%
   Industrial.........................................              ----              ----
   Retail.............................................            81,000               90%
                                                              ----------            ------
     Total or Weighted Average........................           840,000               80%
                                                              ==========            ======

In Process
   Office.............................................         1,709,000               55%
   Industrial.........................................           395,000               87%
   Retail.............................................              ----              ----
                                                              ----------            ------
     Total or Weighted Average........................         2,104,000               61%
                                                              ==========            ======

Total:
   Office.............................................        28,452,000
   Industrial.........................................        10,599,000
   Retail.............................................         1,650,000
                                                              ----------
     Total or Weighted Average........................        40,701,000
                                                              ==========

September 30, 1999
------------------
In-Service:
   Office.............................................        27,293,000               94%
   Industrial.........................................        11,805,000               91%
   Retail.............................................         1,676,000               91%
                                                              ----------            ------
     Total or Weighted Average........................        40,774,000               93%
                                                              ==========            ======

Development:
Completed - Not Stabilized
   Office.............................................         2,174,000               74%
   Industrial.........................................           383,000               55%
   Retail.............................................           119,000               97%
                                                              ----------            ------
   Total or Weighted Average..........................         2,676,000               72%
                                                              ==========            ======

In Process
   Office.............................................         2,350,000               78%
   Industrial.........................................           282,000               10%
   Retail.............................................            81,000               82%
                                                              ----------            ------
     Total or Weighted Average........................         2,713,000               71%
                                                              ==========            ======

Total:
   Office.............................................        31,817,000
   Industrial.........................................        12,470,000
   Retail.............................................         1,876,000
                                                              ----------
   Total or Weighted Average..........................        46,163,000
                                                              ==========

         The following table sets forth certain information with respect to our properties under development as of September 30, 2000 ($ in thousands):

In-Process

                                            Rentable                                    Pre-Leasing                    Estimated
                                             Square      Estimated       Cost at        Percentage     Estimated    Stabilization
            Name                Market        Feet         Cost          9/30/00            (1)       Completion         (2)
       -------------            ------     ----------   ----------      ---------     --------------  -----------   --------------
Office:
ECPI Build-to-suit            Piedmont
                              Triad             30,000    $   3,020     $    2,998           100%          4Q00          4Q00
Deerfield III                 Atlanta           54,000        5,276          2,356           100%          4Q00          3Q01
Highwoods Plaza               Tampa             66,000        7,505          5,183            20%          4Q00          3Q01
Intermedia Building 5         Tampa            185,000       27,633          6,298           100%          3Q01          3Q01
Met Life Building at
  Brookfield                  Greenville       118,000       13,220             21            67%          3Q01          4Q01
Shadow Creek                  Memphis           80,000        8,989          4,472            86%          4Q00          4Q01
380 Park Place                Tampa             82,000        9,675          2,590            47%          1Q01          4Q01
kforce.com                    Tampa            128,000       18,582            284           100%          4Q01          4Q01
Maplewood                     Research
                              Triangle          36,000        3,901          1,703           100%          1Q01          1Q02
Situs III                     Research
                              Triangle          39,000        4,543            782            94%          1Q01          1Q02
Highwoods Centre @
  Peachtree Corners III       Atlanta           54,000        5,140          1,333             0%          2Q01          2Q02
Cool Springs II               Nashville        205,000       22,718          8,950            19%          2Q01          2Q02
Highwoods Tower II            Research
                              Triangle         167,000       25,134         12,722            72%          1Q01          2Q02
ParkWest One                  Research
                              Triangle          46,000        4,364            127             0%          1Q01          1Q02
ParkWest Two                  Research                        4,544
                              Triangle          48,000                         137             0%          1Q01          1Q02
Centre Green Two              Research
                              Triangle          97,000       11,596          1,055             0%          2Q01          2Q02
Hickory Trace                 Nashville         52,000        5,933          1,511             0%          3Q01          3Q02
Stony Point III               Richmond         106,000       11,425          2,546            43%          2Q01          3Q02
North Shore Commons           Richmond         116,000       13,084          2,030            53%          2Q01          3Q02
                                             ---------    ---------     ----------          -----

In-Process Office Total or
  Weighted Average                           1,709,000    $ 206,282     $  57,098             55%
                                             ---------    ---------     ----------          -----

Industrial:
Jones Apparel Expansion       Piedmont
                              Triad            209,000      $ 6,071     $    4,241           100%          4Q00          4Q00
Holden Road                   Piedmont
                              Triad             64,000        2,014          1,032            40%          1Q01          3Q01
Tradeport Place III           Atlanta          122,000        4,780          2,659            90%          4Q00          4Q01
                                             ---------    ---------     ----------          -----

In-Process Industrial Total
  or Weighted Average                          395,000    $  12,865     $    7,932            87%
                                             ---------    ---------     ----------          -----

Total or Weighted Average
  of all In-Process
  Development Projects                       2,104,000    $ 219,147     $   65,030            61%
                                             =========    =========     ==========          =====

-------------------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95.0% occupied or one year from the date of completion.

Completed -
Not Stabilized

                                                Rentable                                 Pre-Leasing                    Estimated
                                                 Square      Estimated    Cost at        Percentage     Estimated    Stabilization
            Name                Market            Feet         Cost       9/30/00            (1)       Completion         (2)
       -------------            ------          ----------   ----------  ---------     --------------  -----------   --------------
Office:
Mallard Creek V              Charlotte            118,000      12,262      11,294           70%           4Q99            4Q00
Valencia Place               Kansas City          241,000      34,850      35,237           90%           1Q00            4Q00
Centre Green One             Research Triangle     97,000      11,246       6,856           92%           3Q00            3Q01
Capital Plaza                Orlando              303,000      53,000      44,740           69%           1Q00            4Q01
                                                ----------  ---------   ---------          -----          ----            ----
Completed-Not Stabilized
  Office Total or Weighted
  Average                                         759,000   $ 111,358   $  98,127           79%
                                                ----------  ---------   ---------          -----

Retail:
Valencia Place               Kansas City           81,000   $  16,650   $  14,842           90%           1Q00            4Q00
                                                ----------  ---------   ---------          -----
Completed-Not Stabilized
  Retail Total or Weighted
    Average                                        81,000   $  16,650    $ 14,842           90%
                                                ----------  ---------   ---------          -----
Total or Weighted Average
  of all Completed-Not
  Stabilized Development
                                                ----------  ---------   ---------          -----
  Projects                                        840,000   $ 128,008   $ 112,969           80%
                                                ----------  ---------   ---------          -----
Total or Weighted Average
  of all Development
  Projects                                      2,944,000   $ 347,155   $ 177,999           66%
                                                =========   =========   =========         ======

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

                                                               Rentable
                                                                Square       Estimated       Pre-Leasing
Development Analysis                                             Feet          Costs        Percentage (1)
                                                             -------------- ------------- -------------------
                                                                          (in thousands)
Summary by Estimated Stabilization Date:
   Fourth Quarter 2000.................................        679,000      $   72,853              90%
   First Quarter 2001..................................             --              --              --
   Second Quarter 2001.................................             --              --              --
   Third Quarter 2001..................................        466,000          53,674              79%
   Fourth Quarter 2001.................................        833,000         108,246              76%
   First Quarter 2002..................................        169,000          17,352              43%
   Second Quarter 2002.................................        523,000          64,588              30%
   Third Quarter 2002..................................        274,000          30,442              39%
                                                             ---------      ----------            -----
     Total or Weighted Average.........................      2,944,000      $  347,155              66%
                                                             =========      ==========            =====

Summary by Market:
   Atlanta.............................................        230,000      $   15,196              71%
   Charlotte...........................................        118,000          12,262              70%
   Greenville..........................................        118,000          13,220              67%
   Kansas City.........................................        322,000          51,500              90%
   Memphis.............................................         80,000           8,989              86%
   Nashville...........................................        257,000          28,651              15%
   Orlando.............................................        303,000          53,000              69%
   Piedmont Triad......................................        303,000          11,105              87%
   Research Triangle...................................        530,000          65,328              53%
   Richmond............................................        222,000          24,509              48%
   Tampa...............................................        461,000          63,395              79%
                                                             ---------      ----------            -----
     Total or Weighted Average.........................      2,944,000      $  347,155              66%
                                                             =========      ==========            =====


     Build-to-Suit.....................................        552,000      $   55,306             100%
     Multi-Tenant......................................      2,392,000         291,849              58%
                                                             ---------      ----------            -----
     Total or Weighted Average.........................      2,944,000      $  347,155              66%
                                                             =========      ==========            =====

                                                             Average
                                                             Rentable       Average
                                                              Square        Estimated      Pre-Leasing
                                                               Feet           Costs       Percentage (1)
                                                             -------------- ------------- -------------------
                                                                          (in thousands)
Per Property Type:
   Office..............................................        107,304      $   13,810              62%
   Industrial..........................................        131,667           4,288              87%
   Retail..............................................         81,000          16,650              90%
                                                             ---------      ----------            -----
   All.................................................        109,037      $   12,858              66%
                                                             =========      ==========            =====

------------------
(1) Includes the effect of letters of intent.

         The following tables set forth certain information about our leasing activities at our majority-owned in service properties (excluding apartment units) for the three months ended September 30, June 30, and March 31, 2000 and December 31, 1999.

                                                            Office Leasing Statistics
                                                               Three Months Ended
                                     ------------------------------------------------------------------------
                                       9/30/00        6/30/00       3/31/00       12/31/99        Average
                                       -------        -------       -------       --------        -------
Net Effective Rents Related to
  Re-Leased Space:
Number of lease transactions
  (signed leases)                            174            221           207           251            213
Rentable square footage leased         1,056,239        990,663       931,686     1,337,611      1,079,050
Average per rentable square foot
  over the lease term:
     Base rent                       $     15.23    $     18.43   $      17.04  $     17.28    $     17.00
     Tenant improvements                   (1.21)         (1.39)         (1.07)       (0.90)         (1.14)
     Leasing commissions                   (0.40)         (0.57)         (0.40)       (0.36)         (0.43)
     Rent concessions                      (0.03)         (0.05)         (0.04)       (0.04)         (0.04)
                                     -----------    -----------   ------------  -----------    -----------
     Effective rent                        13.59          16.42          15.53        15.98          15.39
     Expense stop (1)                      (4.03)         (5.37)         (5.00)       (5.09)         (4.87)
                                     -----------    -----------   ------------  -----------    -----------
     Equivalent effective net rent   $      9.56    $     11.05   $      10.53  $     10.89    $     10.52
                                     ===========    ===========   ============  ===========    ===========
Average term in years                          5              5              4            5              5
                                     ===========    ===========   ============  ===========    ===========
Capital Expenditures Related to
  Released Space:
Tenant Improvements:
  Total dollars committed under
     signed leases                   $ 6,676,576    $ 5,510,054   $  4,756,023  $ 6,224,907    $ 5,791,890
  Rentable square feet                 1,056,239        930,663        931,686    1,337,611      1,079,050
                                     -----------    -----------   ------------  -----------    -----------
  Per rentable square foot           $      6.32    $      5.92   $       5.10  $      4.65    $      5.37
                                     ===========    ===========   ============  ===========    ===========
Leasing Commissions:
  Total dollars committed under
     signed leases                   $ 1,910,278    $ 2,392,441   $  1,505,559  $ 2,151,399    $ 1,989,919
  Rentable square feet                 1,056,239        990,663        931,686    1,337,611      1,079,050
                                     -----------    -----------   ------------  -----------    -----------
  Per rentable square foot           $      1.81    $      2.41   $       1.62  $      1.61    $      1.84
                                     ===========    ===========   ============  ===========    ===========
Total:
  Total dollars committed under
     signed leases                   $ 8,586,853    $ 7,902,495   $  6,261,582  $ 8,376,306    $ 7,781,809
  Rentable square feet                 1,056,239        990,663        931,686    1,337,611      1,079,050
                                     -----------    -----------   ------------  -----------    -----------
  Per rentable square foot           $      8.13    $      7.98   $       6.72  $      6.26    $      7.21
                                     ===========    ===========   ============  ===========    ===========
Rental Rate Trends:
  Average final rate with expense
     pass throughs                   $     14.30    $     16.59   $      15.79  $     16.96    $     15.91
  Average first year cash rental
     rate                            $     14.96    $     17.58   $      16.76  $     17.16    $     16.62
                                     -----------    -----------   ------------  -----------    -----------
  Percentage increase                       4.61%          6.02%          6.11%        1.16%          4.43%
                                     ===========    ===========   ============  ===========    ===========

------------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                          Industrial Leasing Statistics
                                                                Three Months Ended
                                      ---------------------------------------------------------------------
                                        9/30/00       6/30/00       03/31/00       12/31/99       Average
                                        -------       -------       --------       --------       -------
Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                            31             46             66           64             52
Rentable square footage leased           349,079        362,521      1,305,697      543,522        640,205
Average per rentable square foot
   over the lease term:
     Base rent                        $     4.54     $     5.14     $     4.34   $     5.85     $     4.97
     Tenant improvements                   (0.32)         (0.28)         (0.19)       (0.38)         (0.29)
     Leasing commissions                   (0.15)         (0.12)         (0.11)       (0.11)         (0.12)
     Rent concessions                       0.00          (0.01)          0.00        (0.01)         (0.01)
                                     -----------    -----------   ------------  -----------    -----------
     Effective rent                         4.07           4.73           4.04         5.35           4.55
     Expense stop (1)                      (0.23)         (0.48)         (0.14)       (0.39)         (0.31)
                                     -----------    -----------   ------------  -----------    -----------
     Equivalent effective net rent    $     3.84     $     4.25     $     3.90   $     4.96     $     4.24
                                     ===========    ===========   ============  ===========    ===========
Average term in years                          4              4             5             4              4
                                     ===========    ===========   ============  ===========    ===========
Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under
     signed leases                    $  510,520     $  389,592     $  966,338   $1,042,852     $  727,325
   Rentable square feet                  349,079        362,521      1,305,697      543,522        640,205
                                     -----------    -----------   ------------  -----------    -----------
   Per rentable square foot           $     1.46     $     1.07     $     0.74   $     1.92     $     1.14
                                     ===========    ===========   ============  ===========    ===========

Leasing Commissions:
   Total dollars committed under
     signed leases                    $  167,772     $  185,028     $  671,182   $  222,728     $  311,678
   Rentable square feet                  349,079        362,521      1,305,697      543,522        640,205
                                     -----------    -----------   ------------  -----------    -----------
   Per rentable square foot           $     0.48     $     0.51     $     0.51   $     0.41     $     0.49
                                     ===========    ===========   ============  ===========    ===========
Total:
   Total dollars committed under
     signed leases                    $  678,292     $  574,620     $1,637,520   $1,265,580     $1,039,003
   Rentable square feet                  349,079        362,521      1,305,697      543,522        640,205
                                     -----------    -----------   ------------  -----------    -----------
   Per rentable square foot           $     1.94     $     1.59     $     1.25   $     2.33     $     1.62
                                     ===========    ===========   ============  ===========    ===========
Rental Rate Trends:
Average final rate with expense
   pass throughs                      $     4.11     $     4.44     $     3.91   $     5.50     $     4.49
Average first year cash rental rate   $     4.51     $     4.72     $     4.19   $     5.66     $     4.77
                                     -----------    -----------   ------------  -----------    -----------
Percentage increase                         9.55%          6.35%          6.98%        2.84%          6.15%
                                     ===========    ===========   ============  ===========    ===========

----------------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                               Retail Leasing Statistics
                                                                   Three Months Ended
                                      -----------------------------------------------------------------------------
                                         9/30/00         6/30/00         3/31/00     12/31/99        Average
                                         -------         -------         -------     --------        -------
Net Effective Rents Related to
   Re-Leased Space:
Number of lease transactions
   (signed leases)                            21             15             20           28             21
Rentable square footage leased            53,217         37,036         37,556       85,476         53,321
Average per rentable square foot
   over the lease term:
     Base rent                        $    22.26     $    21.84     $    19.81   $    14.54     $    19.61
     Tenant improvements                   (1.26)         (1.97)         (0.60)       (1.51)         (1.34)
     Leasing commissions                   (0.58)         (0.57)         (0.76)       (0.59)         (0.63)
     Rent concessions                      (0.03)          0.00           0.00         0.00           0.01
                                     -----------    -----------   ------------  -----------    -----------
     Effective rent                        20.39          19.30          18.45        12.44          17.65
     Expense stop (1)                       0.00          (0.12)          0.00         0.00          (0.03)
                                     -----------    -----------   ------------  -----------    -----------
     Equivalent effective net rent    $    20.39     $    19.18     $    18.45   $    12.44     $    17.62
                                     ===========    ===========   ============  ===========    ===========
Average term in years                          8              8              5            8              7
                                     ===========    ===========   ============  ===========    ===========
Capital Expenditures Related to
   Re-leased Space:
Tenant Improvements:
   Total dollars committed under
     signed leases                    $  600,136     $  914,200     $   82,365   $1,119,000     $  678,925
   Rentable square feet                   53,217         37,036         37,556       85,476         53,321
                                     -----------    -----------   ------------  -----------    -----------
   Per rentable square foot           $    11.28     $    24.68     $     2.19   $    13.09     $    12.73
                                     ===========    ===========   ============  ===========    ===========
Leasing Commissions:
   Total dollars committed under
     signed leases                    $  143,269     $  175,122     $  145,060   $  397,123     $  215,144
   Rentable square feet                   53,217         37,036         37,556       85,476         53,321
                                     -----------    -----------   ------------  -----------    -----------
   Per rentable square foot           $     2.69     $     4.73     $     3.86   $     4.65     $     4.03
                                     ===========    ===========   ============  ===========    ===========

Total:
   Total dollars committed under
     signed leases                    $  743,406     $1,089,322     $  227,425   $1,516,123     $  894,069
   Rentable square feet                   53,217         37,036         37,556       85,476         53,321
                                     -----------    -----------   ------------  -----------    -----------
   Per rentable square foot           $    13.97     $    29.41     $     6.06   $    17.74     $    16.77
                                     ===========    ===========   ============  ===========    ===========
Rental Rate Trends:
Average final rate with expense
   pass throughs                      $    13.85     $    16.60     $    15.20       $ 8.87     $    13.63
Average first year cash rental rate   $    19.40     $    19.06     $    18.68   $    12.41     $    17.39
                                     -----------    -----------   ------------  -----------    -----------
Percentage increase                        40.08%         14.82%         22.83%       39.86%         27.54%
                                     ===========    ===========   ============  ===========    ===========

------------------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

         The following tables set forth scheduled lease expirations for executed leases at our majority-owned in-service properties (excluding apartment units) as of September 30, 2000 assuming no tenant exercises renewal options.

 Office Properties:

                                                Percentage of      Annual Rents                          Percentage of
                                                Leased Square         Under           Average Annual      Leased Rents
   Year of                   Total Rentable         Footage          Expiring        Rental Rate Per      Represented
    Lease          Number     Square Feet      Represented by        Leases (1)      Square Foot for      by Expiring
  Expiration     of Leases      Expiring        Expiring Leases   (in thousands)      Expirations (1)        Leases
  ----------     ---------      --------        ---------------   --------------      ---------------    -------------
  Remainder
  of 2000            353       1,289,187            5.2%          $  21,133           $  16.39                5.1%
     2001            560       3,016,085           12.2%             52,317              17.35              12.7%
     2002            584       3,152,157           12.8%             52,861              16.77              12.8%
     2003            531       3,716,010           15.1%             63,796              17.17              15.4%
     2004            386       2,853,841           11.6%             50,191              17.59              12.1%
     2005            348       2,916,045           11.8%             48,548              16.65              11.7%
     2006             75       1,766,871            7.2%             29,222              16.54               7.1%
     2007             46       1,074,372            4.4%             16,590              15.44               4.0%
     2008             48       1,341,127            5.4%             20,352              15.18               4.9%
     2009             21         724,305            2.9%             11,480              15.85               2.8%
     2010 and
     thereafter      106       2,815,087           11.4%             46,996              16.69              11.4%
                   -----      ----------          ------          ---------           --------             ------
                   3,058      24,665,087          100.0%          $ 413,486           $  16.76             100.0%
                   =====      ==========          ======          =========           ========             ======

  Industrial Properties:

                                                Percentage of      Annual Rents                          Percentage of
                                                Leased Square         Under           Average Annual      Leased Rents
   Year of                   Total Rentable         Footage          Expiring        Rental Rate Per      Represented
    Lease          Number     Square Feet      Represented by        Leases (1)      Square Foot for      by Expiring
  Expiration     of Leases      Expiring        Expiring Leases   (in thousands)      Expirations (1)        Leases
  ----------     ---------      --------        ---------------   --------------      ---------------    -------------
  Remainder
  of 2000               48      660,609                6.9%          $   3,093           $   4.68               6.9%
     2001              101    1,598,748               16.6%              7,227               4.52              16.1%
     2002              101    1,637,433               17.0%              7,180               4.38              16.0%
     2003               77    1,293,892               13.4%              6,211               4.80              13.8%
     2004               58    2,110,324               21.9%              8,583               4.07              19.0%
     2005               35      513,612                5.3%              2,812               5.47               6.3%
     2006               11      356,062                3.7%              2,278               6.40               5.1%
     2007               12      526,748                5.5%              2,946               5.59               6.6%
     2008                4      196,045                2.0%              1,301               6.64               2.9%
     2009                6      268,813                2.8%              1,806               6.72               4.0%
     2010 and
     thereafter         13      468,199                4.9%              1,492               3.19               3.3%
                     -----   ----------              ------          ---------           --------             ------
                       466    9,630,485              100.0%          $  44,929           $   4.67             100.0%
                     =====   ==========              ======          =========           --------             ------

-------------------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Retail Properties:

                                                Percentage of
                                                   Leased
                                                   Square          Annual Rents        Average          Percentage of
                                   Total           Footage           Under           Annual Rental       Leased Rents
   Year of                       Rentable        Represented        Expiring            Rate Per        Represented by
    Lease        Number of      Square Feet      by Expiring        Leases (1)       Square Foot for       Expiring
  Expiration       Leases        Expiring          Leases         (in thousands)     Expirations (1)        Leases
  ----------     ---------      ----------      ---------------   -------------     ---------------    -------------
  Remainder
  of 2000             26           111,244          7.3%            $ 1,223            $10.99              4.0%
     2001             43            97,113          6.4%              2,748             28.30              8.9%
     2002             35            85,947          5.7%              1,826             21.25              5.9%
     2003             41           104,379          6.9%              2,282             21.86              7.4%
     2004             36           213,861         14.1%              2,657             12.42              8.6%
     2005             34            82,735          5.5%              2,284             27.61              7.4%
     2006             23            80,498          5.3%              1,902             23.63              6.2%
     2007             15            65,683          4.3%              1,181             17.98              3.8%
     2008             16           108,901          7.2%              3,613             33.18             11.7%
     2009             21           169,286         11.2%              3,177             18.77             10.3%
     2010 and
     thereafter       29           397,014         26.1%              7,908             19.92             25.8%
                   -----         ---------        ------            -------            ------            ------
                     319         1,516,661        100.0%            $30,801            $20.31            100.0%
                   =====         =========        ======            =======            ======            ======

Total:

                                                Percentage of
                                                   Leased
                                                   Square          Annual Rents        Average          Percentage of
                                   Total           Footage           Under           Annual Rental       Leased Rents
   Year of                       Rentable        Represented        Expiring            Rate Per        Represented by
    Lease        Number of      Square Feet      by Expiring        Leases (1)       Square Foot for       Expiring
  Expiration       Leases        Expiring          Leases         (in thousands)     Expirations (1)        Leases
  ----------     ---------      ----------      ---------------   -------------     ---------------    -------------
  Remainder
  of 2000            427         2,061,040         5.8%             $  25,449            $12.35              5.2%
     2001            704         4,711,946        13.2%                62,292             13.22             12.7%
     2002            720         4,875,537        13.6%                61,867             12.69             12.6%
     2003            649         5,114,281        14.2%                72,289             14.13             14.8%
     2004            480         5,178,026        14.4%                61,431             11.86             12.6%
     2005            417         3,512,392         9.8%                53,644             15.27             11.0%
     2006            109         2,203,431         6.2%                33,402             15.16              6.8%
     2007             73         1,666,803         4.7%                20,717             12.43              4.2%
     2008             68         1,646,073         4.6%                25,266             15.35              5.2%
     2009             48         1,162,404         3.2%                16,463             14.16              3.4%
     2010 and
     thereafter      148         3,680,300        10.3%                56,396             15.32             11.5%
                   -----        ----------       ------              --------            ------            ------
                   3,843        35,812,233       100.0%              $489,216            $13.66            100.0%
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

         Certain Variable Rate Debt. As of September 30, 2000, the Company had approximately $180.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2001, our interest expense would be increased or decreased approximately $1.8 million. In addition, as of September 30, 2000, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

         Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at September 30, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2000 would increase by approximately $1.0 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2000 would decrease by approximately $667,000.

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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

         On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint alleges, among other things, that in connection with the merger of J.C. Nichols and the Company, (1) J.C. Nichols and the named directors and officers of J.C. Nichols breached their fiduciary duties to J.C. Nichols' stockholders, (2) J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust, (3) all defendants participated in the dissemination of a proxy statement containing materially false and misleading statements and omissions of material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and (4) the Company filed a registration statement with the SEC containing materially false and misleading statements and omissions of material facts in violation of Sections 11 and 12(2) of the Securities Act of 1933. The plaintiff seeks equitable relief and monetary damages. We believe that the defendants have meritorious defenses to the plaintiff's allegations and intend to vigorously defend this litigation. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss. The court has granted the plaintiff's motion seeking certification of the proposed class of plaintiffs with respect to the remaining claims. Discovery in this matter has now been completed. Plaintiff John Flake passed away on or about April 2, 2000, and plaintiff's counsel has substituted his estate as the representative plaintiff in this action. Defendants filed a summary judgment motion as to all claims asserted by the plaintiff, who opposed defendants' motion. By order dated August 28, 2000, the court granted defendants' motion as to plaintiff's claims that J.C. Nichols and the named directors and officers of J.C. Nichols breached fiduciary duties to members of the J.C. Nichols Company Employee Stock Ownership Trust. The court also granted in part and denied in part defendants' summary judgment motion as to the remaining claims asserted by the plaintiff. Defendants have sought reconsideration of the court's ruling as to certain of the securities claims as to which the court denied their summary judgment motion. Due to the inherent uncertainties of the litigation process and the judicial system, we are not able to predict the outcome of this litigation. However, at this time, we do not expect the result of this litigation to have a material adverse effect on our business, financial condition and results of operations.

Item 2.  Changes in Securities and Use of Proceeds - NA

Item 3.  Defaults Upon Senior Securities - NA

Item 4.  Submission of Matters to a Vote of Security Holders - NA

Item 5.  Other Information - NA

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.     Description
-----------     -----------

    2      (1) Agreement to Form Limited Liability Companies, entered into as of
               August 9, 2000, by and among Miller Global Fund III, L.P., MGA Development Associates, L.P., Highwoods Realty Limited Partnership and Highwoods/Florida Holdings, L.P.

   27          Financial Data Schedule

----------------------

(1) Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein.


(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HIGHWOODS PROPERTIES, INC.

                                          By:

                                          /s/   RONALD P. GIBSON
                                          --------------------------------------
                                          Ronald P. Gibson
                                          President and Chief Executive Officer


                                          /s/   CARMAN J. LIUZZO
                                          --------------------------------------
                                          Carman J. Liuzzo
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

Date:  November 14, 2000