Form 10-K405
period 2000-12-31
HIGHWOODS PROPERTIES INC
filed 2001-03-30
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 2000

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

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 23, 2001 was $1,332,510,407. As of February 23, 2001, there were 56,384,105 shares of common stock, $.01 par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 15, 2001 are incorporated by reference in
Part III Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

General

     The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2000, we:

   o owned 493 in-service office, industrial and retail properties, encompassing approximately 36.2 million rentable square feet and 1,885 apartment units;

   o owned an interest (50% or less) in 65 in-service office and industrial properties, encompassing approximately 6.2 million rentable square feet and 418 apartment units;

   o owned 1,317 acres (and have agreed to purchase an additional 97 acres over the next two years) of undeveloped land suitable for future development; and

   o were developing an additional 33 properties, which will encompass approximately 3.9 million rentable square feet (including seven properties encompassing 1.1 million rentable square feet that we are developing with our joint venture partners).

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2000, the Company owned 88.0% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.


Operating Strategy

     Diversification. Since the Company's initial public offering in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. We initially owned only a limited number of office properties in North Carolina, most of which were in the Research Triangle. Today, with our various joint venture partners, our portfolio includes office, industrial, retail and multi-family properties, development projects and development land throughout the Southeast and Midwest.

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

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we have continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Our development and acquisition activities also benefit from our local market presence and knowledge. Our property-level officers have significant real estate experience in their respective markets. Because of this experience, we are in a better position to evaluate acquisition and development opportunities. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

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

     o the selective disposition of non-core assets; and

     o the sale or contribution of certain of our wholly owned properties, development projects and development land to strategic joint ventures formed with selected partners.

Recent Developments

     The following table summarizes our acquisition, disposition and joint venture activity during 2000 ($ in thousands):


     Acquisition Activity

                                         Building       Date         Rentable       Initial
Property                    Market       Type (1)     Acquired     Square Feet       Cost
-------------------------   ----------- ----------   ----------   -------------   ----------
    One Harbour Place       Tampa           O        08/01/00     208,000         $27,200
    Virginia Mutual         Richmond        O        08/25/00      58,000           7,050
    1700 Century Circle     Atlanta         O        11/17/00      27,000           2,450
    6060 Poplar             Memphis         O        12/21/00     110,000          10,312
    Ramparts                Nashville       O        12/21/00     134,000          14,777
    6000 Poplar             Memphis         O        12/29/00     132,000          13,418
                                                                  -------         -------
     Total                                                        669,000         $75,207
                                                                  =======         =======

  Disposition Activity

                                                                    Building     Date       Rentable      Sales
Property                                Market                      Type (1)     Sold     Square Feet     Price
-------------------------------------   -------------------------- ---------- ---------- ------------- -----------
   Hampton 5-9                          Piedmont Triad                  I     01/31/00       315,000   $  5,400
   2616 Phoenix Drive                   Piedmont Triad                  I     02/01/00        32,000        800
   Holly Building                       Research Triangle               O     02/11/00        20,000      2,500
   Bannister Business Center            Kansas City                     I     03/01/00        32,000      1,900
   Red Bridge Professional Building     Kansas City                     O     03/08/00        47,000      2,800
   Crestwood Shops                      Kansas City                     R     03/21/00        23,000      1,900
   Kenilworth Shops                     Kansas City                     R     03/31/00        11,000      1,100
   Fulton Corporate Center              Atlanta                         I     04/01/00       101,000      2,300
   Oak Park Building                    Kansas City                     O     05/01/00        32,000      2,700
   Pomona/Dundas/Spring Garden          Piedmont Triad                  I     05/04/00       290,000     13,900
   Colony Corporate Centre              Research Triangle               O     06/15/00        52,000      5,300
   Battlefield Business Center II       Hampton Roads                   I     06/22/00        98,000      5,900
   Highwoods Centre                     Hampton Roads                   O     06/22/00       100,000      8,800
   Birchwood                            Research Triangle               O     06/27/00        13,000      2,000
   Quivira Business Park                Kansas City                     I     06/29/00       299,000     11,100
   5301 Departure Drive                 Research Triangle               I     06/30/00        85,000      6,100
   Jacksonville Portfolio 1             Jacksonville                    O     06/30/00       924,000     68,600
   1077 Fred Drive                      Atlanta                         I     07/07/00       106,000      1,600
   Grassmere                            Nashville                       I     07/07/00       336,000     23,500
   Jacksonville Portfolio 2             Jacksonville/Tallahassee        O     07/12/00     1,074,000    100,300
   Hartford Office Building             Kansas City                     O     07/14/00        49,000      3,200
   Westwood Shops                       Kansas City                     R     07/19/00         5,000        800
   Trailwoods & 96th & Nall             Kansas City                     R     07/21/00        72,000      6,000
   Romanelli                            Kansas City                     R     08/10/00        25,000      1,900
   Ridgefield I                         Asheville                       I     08/28/00        61,000      5,300
   Triangle Business Center             Research Triangle              O/I    09/29/00       394,000     27,700
   A4 Health Systems                    Research Triangle               O     10/25/00        55,000      6,400
   Ridgefield II                        Asheville                       O     12/29/00        64,000      6,000
   Ridgefield III                       Asheville                       O     12/29/00        56,000      6,000
   Expressway Warehouse                 Research Triangle               I     12/29/00        60,000      2,265
                                                                                           ---------   --------
     Total                                                                                 4,831,000   $334,065
                                                                                           =========   ========

----------
(1)  O = Office
     I = Industrial
     R = Retail

  Joint Venture Activity

                                                                      Rentable
                                       Building         Date          Square         Sales
Name                       Market      Type (1)     Contributed        Feet          Price
------------------------   ---------- ----------   -------------   ------------   -----------
    Highwoods DLF 97/26
     DLF 99/32             Various        O          05/09/00         816,000     $117,000
    MG-HIW, LLC            Various        O          12/19/00       2,581,000      350,000
                                                                    ---------     --------
     Total                                                          3,397,000     $467,000
                                                                    =========     ========

Development Activity

     The following wholly owned development projects were placed in service during 2000 ($ in thousands):


     Placed In Service


                                                                  Month
                                                     Building     Placed      Number of     Rentable       Cost
Name                            Market               Type (1)   in Service   Properties   Square Feet    to Date
------------------------------  ------------------- ---------- ------------ ------------ ------------- -----------
Southwind Office Center D       Memphis                  O        01/00           1           64,000      $7,018
Airpark South Warehouse IV      Piedmont Triad           I        01/00           1           86,000       2,952
Highwoods Preserve I            Tampa                    O        01/00           1          208,000      28,923
Parkway Plaza 11                Charlotte                O        01/00           1           32,000       2,766
Parkway Plaza 12                Charlotte                O        01/00           1           22,000       1,929
Westwood South                  Nashville                O        02/00           1          127,000      14,131
Eastshore III                   Richmond                 O        02/00           1           80,000       8,519
Lakefront Plaza One             Hampton Roads            O        03/00           1           76,000       8,297
Caterpillar Financial           Nashville                O        03/00           1          312,000      52,110
Air Park South Warehouse III    Piedmont Triad           I        03/00           1          120,000       3,139
Highwoods Preserve II           Tampa                    O        03/00           1           34,000       1,738
Highwoods Preserve III          Tampa                    O        03/00           1          178,000      25,104
Eastshore I                     Richmond                 O        03/00           1           69,000       7,693
Lakeview Ridge III              Nashville                O        04/00           1          134,000      13,230
HIW Distribution Center         Richmond                 I        04/00           1          166,000       6,835
Highwoods Center II
  @ Tradeport                   Atlanta                  O        06/00           1           54,000       5,147
Seville Square                  Kansas City              R        06/00           1           99,000      21,379
Stony Point II                  Richmond                 O        06/00           1          141,000      14,490
ALO                             Piedmont Triad           I        06/00           1           27,000       1,171
Bluegrass Valley I              Atlanta                  I        06/00           1          136,000       5,307
Parkway Plaza 14                Charlotte                O        07/00           1           90,000       7,614
Newpoint II                     Atlanta                  I        07/00           1          131,000       6,262
Incharge Institute              Orlando                  O        08/00           1           32,000       3,522
Lakepoint II                    Tampa                    O        08/00           1          225,000      31,092
3737 Glenwood Ave.              Research Triangle        O        08/00           1          108,000      19,024
Highwoods Preserve IV           Tampa                    O        09/00           1          211,000      30,968
Highwoods VIII                  Richmond                 O        09/00           1           60,000       7,201
Jones Apparel Expansion         Piedmont Triad           I        10/00           1          209,000       5,614
ECPI                            Piedmont Triad           O        11/00           1           31,000       3,204
Mallard Creek V                 Charlotte                O        11/00           1          119,000      12,203
Valencia Place Retail           Kansas City              R        11/00           1           72,000      14,328
                                                                                  -          -------      ------
Total                                                                            31        3,453,000    $372,910
                                                                                 ==        =========    ========

----------
(1)  O = Office
     I = Industrial
     R = Retail

     As of December 31, 2000, we were developing 23 suburban office properties and three industrial properties totaling 2.9 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners seven additional properties totaling
1.1 million rentable square feet. At December 31, 2000, these seven development projects had an aggregate budgeted cost of $140.1 million and were 61.0% pre-leased.


     In-Process

                                                Rentable    Estimated    Cost at     Pre-Leasing     Estimated       Estimated
          Name                  Market        Square Feet      Cost     12/31/00   Percentage (1)   Completion   Stabilization (2)
------------------------ ------------------- ------------- ----------- ---------- ---------------- ------------ ------------------
                                                              ($ in thousands)
Office:
Highwoods Preserve V     Tampa                   185,000    $ 27,633    $12,817          100%         3Q01             3Q01
Met Life Building
  at Brookfield          Greenville              118,000      13,220      1,704           67          3Q01             4Q01
380 Park Place           Tampa                    82,000       9,675      4,961           64          1Q01             4Q01
Romac                    Tampa                   128,000      18,582      2,375          100          4Q01             4Q01
Maplewood                Research Triangle        36,000       3,901      2,308          100          1Q01             1Q02
ParkWest One             Research Triangle        46,000       4,364        574           26          1Q01             1Q02
ParkWest Two             Research Triangle        48,000       4,544        583          100          1Q01             1Q02
Situs III                Research Triangle        39,000       4,543      1,804           94          1Q01             1Q02
International Place 3    Memphis                 214,000      34,272      3,037          100          2Q02             2Q02
Cool Springs II          Nashville               205,000      22,718     13,661           19          2Q01             2Q02
Highwoods Tower II       Research Triangle       167,000      25,134     15,415           74          1Q01             2Q02
CentreGreen Two          Research Triangle        97,000      11,596      4,025           58          2Q01             2Q02
Hickory Trace            Nashville                52,000       5,933      1,164           --          3Q01             3Q02
CentreGreen Four         Research Triangle       100,000      11,764      1,800           --          3Q01             3Q02
North Shore Commons      Richmond                116,000      13,084      6,063           58          2Q01             3Q02
Stony Point III          Richmond                106,000      11,425      2,572           45          2Q01             3Q02
Highwoods Park
  at Jefferson Village   Piedmont Triad          101,000       9,839      1,917           --          4Q01             4Q02
GlenLake I               Research Triangle       158,000      19,089      1,435           --          4Q01             4Q02
                                                 -------    --------    -------          ---
In-Process
  Office Total
  or Weighted
  Average                                      1,998,000    $251,316    $78,215           56%
                                               =========    ========    =======          ===
Industrial:
Holden Road              Piedmont Triad           64,000    $  2,014    $ 1,134           40%         1Q01             3Q01
Tradeport Place IV       Atlanta                 122,000       4,447      1,612           --          3Q01             3Q02
                                               ---------    --------    -------          ---
In-Process Industrial
  Total or Weighted
  Average                                        186,000    $  6,461    $ 2,746           14%
                                               =========    ========    =======          ===
Total or Weighted
  Average of all
  In-Process
  Development
  Projects                                     2,184,000    $257,777    $80,961           53%
                                               =========    ========    =======          ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Completed-Not Stabilized

                                                                                    Percent
                                             Rentable    Estimated    Cost at       leased/       Estimated       Estimated
         Name                Market        Square Feet      Cost     12/31/00   Pre-leased (1)   Completion   Stabilization (2)
--------------------- ------------------- ------------- ----------- ---------- ---------------- ------------ ------------------
                                                           ($ in thousands)
Office:
Valencia Place        Kansas City             250,000    $ 40,586    $ 40,022          91%         1Q00             1Q01
Deerfield III         Atlanta                  54,000       5,276       3,494         100          4Q00             3Q01
CentreGreen One       Research Triangle        97,000      11,246      10,362          97          3Q00             3Q01
Shadow Creek          Memphis                  80,000       8,989       6,720          82          4Q00             4Q01
Highwoods Plaza       Tampa                    66,000       7,505       6,011          29          4Q00             4Q01
                                              -------    --------    --------         ---
Completed-Not
 Stabilized Office
 Total or Weighted
 Average                                      547,000    $ 73,602    $ 66,609          84%
                                              =======    ========    ========         ===
Industrial:
Tradeport Place III   Atlanta                 122,000    $  4,780    $  4,633          90%         4Q00             4Q01
                                              -------    --------    --------         ---
Completed-Not
 Stabilized
 Industrial Total or
 Weighted Average                             122,000    $  4,780    $  4,633          90%
                                              =======    ========    ========         ===
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development
 Projects                                     669,000    $ 78,382    $ 71,242          85%
                                              =======    ========    ========         ===
Total or Weighted
 Average of all
 Development
 Projects                                   2,853,000    $336,159    $152,203          60%
                                            =========    ========    ========         ===

----------
(1) Includes the effect of letters of intent.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

     Development Analysis


                                            Rentable       Estimated       Pre-Leasing
                                          Square Feet         Cost        Percentage (1)
                                         ------------- ----------------- ---------------
                                                        ($ in thousands)
Summary By Estimated Stabilization Date
 First Quarter 2001                          250,000        $ 40,586            91%
 Second Quarter 2001                              --              --            --
 Third Quarter 2001                          400,000          46,169            90
 Fourth Quarter 2001                         596,000          62,751            76
 First Quarter 2002                          169,000          17,352            78
 Second Quarter 2002                         683,000          93,720            63
 Third Quarter 2002                          496,000          46,653            23
 Fourth Quarter 2002                         259,000          28,928            --
                                             -------        --------            --
 Total or Weighted Average                 2,853,000        $336,159            60%
                                           =========        ========            ==
Summary by Market:
 Atlanta                                     298,000        $ 14,503            55%
 Greenville                                  118,000          13,220            67
 Kansas City                                 250,000          40,586            91
 Memphis                                     294,000          43,261            95
 Nashville                                   257,000          28,651            15
 Piedmont Triad                              165,000          11,853            16
 Research Triangle                           788,000          96,181            52
 Richmond                                    222,000          24,509            52
 Tampa                                       461,000          63,395            83
                                           ---------        --------            --
 Total or Weighted Average                 2,853,000        $336,159            60%
                                           =========        ========            ==
 Build-to-Suit                               527,000        $ 80,487           100%
 Multi-tenant                              2,326,000         255,672            51
                                           ---------        --------           ---
 Total or Weighted Average                 2,853,000        $336,159            60%
                                           =========        ========           ===

                              Average
                             Rentable         Average
                              Square         Estimated          Average
                               Feet             Cost        Pre-Leasing (1)
                            ----------   ----------------- ----------------
                                          ($ in thousands)
Average Per Property Type:
 Office                      110,652          $14,127              62%
 Industrial                  102,667            3,747              44
                             -------          -------              --
 Weighted Average            109,731          $12,929              60%
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


Employees
     As of December 31, 2000, the Company employed 542 persons, as compared to 536 at December 31, 1999.

ITEM 2. PROPERTIES
General

     As of December 31, 2000, we owned 493 in-service office, industrial and retail properties, encompassing approximately 36.2 million rentable square feet, and 1,885 apartment units. The following table sets forth information about our wholly owned in-service properties at December 31, 2000:



                                                                    Percentage of December 2000 Rental Revenue
                                Rentable                     --------------------------------------------------------
                             Square Feet (1)  Occupancy (2)   Office   Industrial   Retail   Multi-Family     Total
                            ---------------- --------------- -------- ------------ -------- -------------- ----------
Piedmont Triad ............     8,334,000           96%         6.6%       4.7%        --          --          11.3%
Atlanta ...................     6,143,000           94         10.1        3.4         --          --          13.5
Tampa .....................     4,053,000           95         13.4        0.3         --          --          13.7
Research Triangle .........     3,741,000           94         12.7        0.1         --          --          12.8
Nashville .................     2,789,000           94         10.0         --         --          --          10.0
Richmond ..................     2,698,000           96          7.5        0.4         --          --           7.9
Kansas City ...............     2,617,000           93          4.3         --        6.8%        4.0%         15.1
Charlotte .................     2,157,000           92          4.8        0.6         --          --           5.4
Greenville ................     1,220,000           93          3.2        0.2         --          --           3.4
Memphis ...................     1,086,000           93          3.4         --         --          --           3.4
Orlando ...................       662,000           95          1.4         --         --          --           1.4
Columbia ..................       426,000           77          1.2         --         --          --           1.2
Other .....................       257,000           99          0.9         --         --          --           0.9
                                ---------           --         ----        ---        ---         ---         -----
Total .....................    36,183,000           94%        79.5%       9.7%       6.8%        4.0%        100.0%
                               ==========           ==         ====        ===        ===         ===         =====

----------
(1) Excludes Kansas City's basement space and apartment units.
(2) Excludes Kansas City's apartment occupancy percentage of 95%.

     The following table sets forth certain information about our wholly owned in-service and development properties as of December 31, 2000 and 1999:


                                              December 31, 2000              December 31, 1999
                                         ----------------------------   ---------------------------
                                                            Percent                       Percent
                                            Rentable        Leased/        Rentable       Leased/
                                          Square Feet     Pre-Leased     Square Feet     Pre-Leased
                                         -------------   ------------   -------------   -----------
In-Service
  Office .............................   24,177,000            94%      26,072,000           94%
  Industrial .........................   10,357,000            95       11,325,000           94
  Retail .............................    1,649,000            94        1,579,000           94
                                         ----------            --       ----------           --
   Total or Weighted Average .........   36,183,000            94%      38,976,000           94%
                                         ==========            ==       ==========           ==
Development
  Completed -- Not Stabilized
  Office .............................      547,000            84%       1,826,000           72%
  Industrial .........................      122,000            90          503,000           77
  Retail .............................           --            --           99,000           97
                                         ----------            --       ----------           --
   Total or Weighted Average .........      669,000            85%       2,428,000           74%
                                         ==========            ==       ==========           ==
  In Process
  Office .............................    1,998,000            56%       2,089,000           87%
  Industrial .........................      186,000            14          162,000          100
  Retail .............................           --            --           81,000           83
                                         ----------          ----       ----------          ---
   Total or Weighted Average .........    2,184,000            53%       2,332,000           88%
                                         ==========          ====       ==========          ===
Total
  Office .............................   26,722,000                     29,987,000
  Industrial .........................   10,665,000                     11,990,000
  Retail .............................    1,649,000                      1,759,000
                                         ----------                     ----------
   Total .............................   39,036,000                     43,736,000
                                         ==========                     ==========

Tenants
     The following table sets forth information concerning the 20 largest tenants of our wholly owned in-service properties as of December 31, 2000:

                                                                                 Percent of Total
                                              Number          Annualized            Annualized
Tenant                                      of Leases     Rental Revenue (1)      Rental Revenue
----------------------------------------   -----------   --------------------   -----------------
                                                           ($ in thousands)
Intermedia Communications ..............        12             $ 12,979                 2.9%
Federal Government .....................        55               11,448                 2.6
Capital One Services, Inc. .............         8               10,664                 2.4
Bell South .............................        51               10,010                 2.2
AT&T ...................................         8                9,084                 2.0
Caterpillar Financial Services .........         3                8,055                 1.8
IBM ....................................         9                7,978                 1.8
Price Waterhouse Coopers ...............         7                6,522                 1.5
US Air .................................         7                5,778                 1.3
Nortel Networks Corporation ............         3                5,211                 1.2
Sara Lee ...............................         9                4,807                 1.1
Sprint .................................        11                4,386                 1.0
Lockton Companies, Inc. ................         1                2,927                 0.7
International Paper ....................         9                2,753                 0.6
Barclays American Mortgage .............         2                2,736                 0.6
Bank of America ........................        18                2,575                 0.6
Carlton, Fields, Ward Et al ............         2                2,454                 0.5
General Electric .......................        13                2,440                 0.5
Voicestream Wireless ...................         3                2,390                 0.5
BTI ....................................         4                2,335                 0.5
                                                --             --------                ----
    Total ..............................       235             $117,532                26.3%
                                               ===             ========                ====

----------
(1) Annualized Rental Revenue is December 2000 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

     The following tables set forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the years ended December 31, 2000, 1999 and 1998.



                                                                              2000
                                                          --------------------------------------------
                                                              Office       Industrial       Retail
                                                          -------------- -------------- --------------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ............          801            174             71
Rentable square footage leased ..........................    4,166,054      2,373,244        162,866
Average per rentable square foot over the lease term:
 Base rent ..............................................  $     17.05     $     4.64     $    21.99
 Tenant improvements ....................................        (1.20)         (0.24)         (1.41)
 Leasing commissions ....................................        (0.50)         (0.12)         (0.60)
 Rent concessions .......................................        (0.03)         (0.00)         (0.00)
                                                           -----------     ----------     ----------
 Effective rent .........................................  $     15.32     $     4.28     $    19.98
 Expense stop (1) .......................................        (4.76)         (0.23)         (0.03)
                                                           -----------     ----------     ----------
 Equivalent effective net rent ..........................  $     10.56     $     4.05     $    19.95
                                                           ===========     ==========     ==========
Average term in years ...................................            5              4              7
                                                           ===========     ==========     ==========
Rental Rate Trends:
Average final rate with expense pass-throughs ...........  $     15.56     $     4.16     $    15.71
Average first year cash rental rate .....................  $     16.33     $     4.46     $    19.89
                                                           -----------     ----------     ----------
Percentage increase .....................................         4.90%          7.20%         26.60%
                                                           ===========     ==========     ==========
Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
 Total dollars committed under signed leases ............  $24,215,684     $2,279,129     $2,252,002
 Rentable square feet ...................................    4,166,054      2,373,244        162,866
                                                           -----------     ----------     ----------
 Per rentable square foot ...............................  $      5.81     $     0.96     $    13.83
                                                           ===========     ==========     ==========
Leasing Commissions:
 Total dollars committed under signed leases ............  $ 9,398,696     $1,203,586     $  530,437
 Rentable square feet ...................................    4,166,054      2,373,244        162,866
                                                           -----------     ----------     ----------
 Per rentable square foot ...............................  $      2.26     $     0.51     $     3.26
                                                           ===========     ==========     ==========
Total:
 Total dollars committed under signed leases ............  $33,614,380     $3,482,715     $2,782,439
 Rentable square feet ...................................    4,166,054      2,373,244        162,866
                                                           -----------     ----------     ----------
 Per rentable square foot ...............................  $      8.07     $     1.47     $    17.08
                                                           ===========     ==========     ==========



                                                                              1999                          1998
                                                          -------------------------------------------- --------------
                                                              Office       Industrial       Retail         Office
                                                          -------------- -------------- -------------- --------------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ............        1,051            249            101          1,042
Rentable square footage leased ..........................    5,086,408      2,786,017        378,304      5,004,005
Average per rentable square foot over the lease term:
 Base rent ..............................................  $     15.58     $     5.35     $    17.24    $     16.00
 Tenant improvements ....................................         (.82)          (.28)         (1.02)         (0.81)
 Leasing commissions ....................................         (.39)          (.13)          (.44)         (0.35)
 Rent concessions .......................................         (.03)          (.01)          (.01)         (0.03)
                                                           -----------     ----------     ----------    -----------
 Effective rent .........................................  $     14.34     $     4.93     $    15.77    $     14.81
 Expense stop (1) .......................................        (4.19)          (.28)          (.07)         (4.25)
                                                           -----------     ----------     ----------    -----------
 Equivalent effective net rent ..........................  $     10.15     $     4.65     $    15.70    $     10.56
                                                           ===========     ==========     ==========    ===========
Average term in years ...................................            5              4              6              5
                                                           ===========     ==========     ==========    ===========
Rental Rate Trends:
Average final rate with expense pass-throughs ...........  $     15.13     $     5.05     $    12.21    $     14.12
Average first year cash rental rate .....................  $     15.68     $     5.24     $    16.28    $     15.12
                                                           -----------     ----------     ----------    -----------
Percentage increase .....................................         3.64%          3.76%         33.33%          7.08%
                                                           ===========     ==========     ==========    ===========
Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
 Total dollars committed under signed leases ............  $21,748,441     $3,621,621     $4,589,543    $19,144,349
 Rentable square feet ...................................    5,086,408      2,786,017        378,304      5,004,005
                                                           -----------     ----------     ----------    -----------
 Per rentable square foot ...............................  $      4.28     $     1.30     $    12.13    $      3.83
                                                           ===========     ==========     ==========    ===========
Leasing Commissions:
 Total dollars committed under signed leases ............  $ 8,990,333     $1,336,828     $1,069,227    $ 8,348,495
 Rentable square feet ...................................    5,086,408      2,786,017        378,304      5,004,005
                                                           -----------     ----------     ----------    -----------
 Per rentable square foot ...............................  $      1.77     $      .48     $     2.83    $      1.67
                                                           ===========     ==========     ==========    ===========
Total:
 Total dollars committed under signed leases ............  $30,738,774     $4,958,449     $5,658,770    $27,492,844
 Rentable square feet ...................................    5,086,408      2,786,017        378,304      5,004,005
                                                           -----------     ----------     ----------    -----------
 Per rentable square foot ...............................  $      6.04     $     1.78     $    14.96    $      5.49
                                                           ===========     ==========     ==========    ===========



                                                                     1998
                                                          --------------------------
                                                            Industrial      Retail
                                                          -------------- -----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ............          207          26
Rentable square footage leased ..........................    1,400,108      66,964
Average per rentable square foot over the lease term:
 Base rent ..............................................   $     5.81    $  14.81
 Tenant improvements ....................................        (0.26)      (0.82)
 Leasing commissions ....................................        (0.12)      (0.58)
 Rent concessions .......................................           --       (0.26)
                                                            ----------    --------
 Effective rent .........................................   $     5.43    $  13.15
 Expense stop (1) .......................................        (0.37)      (0.84)
                                                            ----------    --------
 Equivalent effective net rent ..........................   $     5.06    $  12.31
                                                            ==========    ========
Average term in years ...................................            3           6
                                                            ==========    ========
Rental Rate Trends:
Average final rate with expense pass-throughs ...........   $     5.39    $  10.35
Average first year cash rental rate .....................   $     5.58    $  12.41
                                                            ----------    --------
Percentage increase .....................................         3.53%      19.90%
                                                            ==========    ========
Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
 Total dollars committed under signed leases ............   $1,226,526    $340,620
 Rentable square feet ...................................    1,400,108      66,964
                                                            ----------    --------
 Per rentable square foot ...............................   $     0.88    $   5.09
                                                            ==========    ========
Leasing Commissions:
 Total dollars committed under signed leases ............   $  558,840    $222,315
 Rentable square feet ...................................    1,400,108      66,964
                                                            ----------    --------
 Per rentable square foot ...............................   $     0.40    $   3.32
                                                            ==========    ========
Total:
 Total dollars committed under signed leases ............   $1,785,367    $562,935
 Rentable square feet ...................................    1,400,108      66,964
                                                            ----------    --------
 Per rentable square foot ...............................   $     1.28    $   8.41
                                                            ==========    ========

-------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our wholly owned in-service properties (excluding apartment units) as of December 31, 2000, assuming no tenant exercises renewal options.


Office Properties:



                                                                                  Average     Percentage of
                                               Percentage of                       Annual     Leased Rents
                                Rentable           Leased        Annual Rents   Rental Rate    Represented
                Number of     Square Feet      Square Footage       Under        Per Square        by
     Lease        Leases       Subject to      Represented by      Expiring       Foot for      Expiring
   Expiring      Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations      Leases
-------------- ----------- ----------------- ----------------- --------------- ------------- --------------
                                                                (in thousands)
     2001           692         2,702,635           12.2%          $ 45,507      $  16.84          12.3%
     2002           530         2,771,026           12.5             44,791         16.16          12.1
     2003           525         3,462,759           15.5             59,465         17.17          16.0
     2004           341         2,694,725           12.1             47,035         17.45          12.7
     2005           393         3,011,191           13.5             49,929         16.58          13.5
     2006            88         1,881,955            8.5             31,096         16.52           8.4
     2007            43         1,040,198            4.7             16,196         15.57           4.4
     2008            44         1,221,905            5.5             17,609         14.41           4.7
     2009            18           714,403            3.2             11,267         15.77           3.0
     2010            41         1,431,499            6.4             24,234         16.93           6.5
  Thereafter         66         1,307,399            5.9             23,883         18.27           6.4
                    ---         ---------          -----           --------      --------         -----
                  2,781        22,239,695          100.0%          $371,012      $  16.68         100.0%
                  =====        ==========          =====           ========      ========         =====

Industrial Properties:



                                                                                  Average     Percentage of
                                               Percentage of                       Annual     Leased Rents
                                Rentable           Leased        Annual Rents   Rental Rate    Represented
                Number of     Square Feet      Square Footage       Under        Per Square        by
     Lease        Leases       Subject to      Represented by      Expiring       Foot for      Expiring
   Expiring      Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations      Leases
-------------- ----------- ----------------- ----------------- --------------- ------------- --------------
                                                                (in thousands)
     2001          126         1,665,614            16.7%          $ 7,845        $  4.71          17.2%
     2002          107         1,695,379            17.0             7,445           4.39          16.3
     2003           84         1,352,681            13.5             6,622           4.90          14.5
     2004           57         2,119,192            21.2             8,765           4.14          19.2
     2005           44           769,896             7.7             4,019           5.22           8.7
     2006           11           356,062             3.6             2,294           6.44           5.0
     2007           13         1,081,566            10.8             3,698           3.42           8.1
     2008            4           196,045             2.0             1,306           6.66           2.9
     2009            6           268,813             2.7             1,808           6.73           4.0
     2010            4           182,746             1.8               897           4.91           2.0
  Thereafter        10           295,453             3.0               968           3.28           2.1
                   ---         ---------           -----           -------        -------         -----
                   466         9,983,447           100.0%          $45,667        $  4.57         100.0%
                   ===         =========           =====           =======        =======         =====

----------
(1) Annual Rents Under Expiring Leases are December 2000 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:

                                                                                     Average     Percentage of
                                                  Percentage of                       Annual     Leased Rents
                                   Rentable           Leased        Annual Rents   Rental Rate    Represented
                   Number of     Square Feet      Square Footage       Under        Per Square        by
      Lease          Leases       Subject to      Represented by      Expiring       Foot for      Expiring
     Expiring       Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations      Leases
----------------- ----------- ----------------- ----------------- --------------- ------------- --------------
                                                                   (in thousands)
       2001            60           188,894            12.1%          $ 3,300       $  17.47          10.4%
       2002            34            74,376             4.8             1,406          18.90           4.4
       2003            44           110,790             7.1             2,392          21.59           7.5
       2004            36           213,861            13.7             2,670          12.48           8.4
       2005            38            88,207             5.7             2,420          27.44           7.6
       2006            24            89,285             5.7             2,098          23.50           6.6
       2007            17            72,560             4.7             1,421          19.58           4.5
       2008            16           108,901             7.0             3,582          32.89          11.3
       2009            21           169,286            10.9             3,185          18.81          10.0
       2010            15            79,314             5.1             2,367          29.84           7.5
    Thereafter         22           363,723            23.2             6,878          18.91          21.8
                       --           -------           -----           -------       --------         -----
                      327         1,559,197           100.0%          $31,719       $  20.34         100.0%
                      ===         =========           =====           =======       ========         =====

Total:

                                                                                     Average     Percentage of
                                                  Percentage of                       Annual     Leased Rents
                                   Rentable           Leased        Annual Rents   Rental Rate    Represented
                   Number of     Square Feet      Square Footage       Under        Per Square        by
      Lease          Leases       Subject to      Represented by      Expiring       Foot for      Expiring
     Expiring       Expiring   Expiring Leases   Expiring Leases     Leases (1)    Expirations      Leases
----------------- ----------- ----------------- ----------------- --------------- ------------- --------------
                                                                   (in thousands)
       2001            878         4,557,143           13.5%          $ 56,652      $  12.43          12.6%
       2002            671         4,540,781           13.4             53,642         11.81          12.0
       2003            653         4,926,230           14.6             68,479         13.90          15.3
       2004            434         5,027,778           14.9             58,470         11.63          13.0
       2005            475         3,869,294           11.5             56,368         14.57          12.6
       2006            123         2,327,302            6.9             35,488         15.25           7.9
       2007             73         2,194,324            6.5             21,315          9.71           4.8
       2008             64         1,526,851            4.5             22,497         14.73           5.0
       2009             45         1,152,502            3.4             16,260         14.11           3.6
       2010             60         1,693,559            5.0             27,498         16.24           6.1
    Thereafter          98         1,966,575            5.8             31,729         16.13           7.1
                       ---         ---------          -----           --------      --------         -----
                     3,574        33,782,339          100.0%          $448,398      $  13.27         100.0%
                     =====        ==========          =====           ========      ========         =====

----------
(1) Annual Rents Under Expiring Leases are December 2000 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Development Land

     We estimate that we can develop approximately 13.5 million square feet of office, industrial and retail space on our wholly owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe in our future development activities that our commercially zoned and unencumbered land in existing business parks gives us an advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.


ITEM 3. LEGAL PROCEEDINGS

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The terms of that settlement are now being documented. We do not believe the settlement will have a material adverse effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to our executive officers:

Name                      Age    Position and Background
----------------------   -----   ----------------------------------------------------------------------------
 Ronald P. Gibson        56      Director, President and Chief Executive Officer. Mr. Gibson is one of our
                                 founders and has served as president or managing partner of our predecessor since its formation in 1978.
 Edward J. Fritsch       42      Director, Executive Vice President, Chief Operating Officer and Secretary.
                                 Mr. Fritsch joined us in 1982 and was a partner of our predecessor.
 John L. Turner          54      Director, Vice Chairman of the Board of Directors and Chief Investment
                                 Officer. Mr. Turner co-founded the predecessor of Forsyth Properties in
                                 1975.
 Gene H. Anderson        55      Director and Senior Vice President. Mr. Anderson manages the operations of our Georgia properties. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.
 Michael F. Beale        47      Senior Vice President. Mr. Beale is responsible for our operations in
                                 Florida. Prior to joining us in 2000, Mr. Beale was vice president of Koger
                                 Equity, Inc.
 Michael E. Harris       51      Senior Vice President. Mr. Harris is responsible for our operations in
                                 Tennessee, Missouri, Kansas and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with the Company.
                                 Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc
                                 Corporation, a privately owned real estate development firm.
 Marcus H. Jackson       44      Senior Vice President. Mr. Jackson is responsible for our operations in
                                 Virginia and the Research Triangle and Piedmont Triad divisions of North
                                 Carolina. Prior to joining us in 1998, Mr. Jackson was senior vice president of Compass Development and Construction Services.
 Carman J. Liuzzo        40      Vice President, Chief Financial Officer and Treasurer. Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for
                                 Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties,
                                 Inc. Mr. Liuzzo is a certified public accountant.
 Mack D. Pridgen III     51      Vice President and General Counsel. Prior to joining us in 1997,
                                 Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

     The Common Stock has been traded on the New York Stock Exchange ("NYSE") under the symbol "HIW" since the Company's initial public offering. The following table sets forth the quarterly high and low stock prices per share reported on the NYSE for the quarters indicated and the distributions paid per share during such quarter.

                                          2000                                  1999
                         -------------------------------------- -------------------------------------
Quarter
Ended:                       High        Low      Distribution      High        Low      Distribution
------------------------ ----------- ----------- -------------- ----------- ----------- -------------
  March 31 ............. $23.50      $20.25           $.555     $25.69      $22.25           $.54
  June 30 ..............  25.94       21.31            .555      27.69       22.75            .54
  September 30 .........  27.19       23.50             .57      26.88       22.25           .555
  December 31 ..........  24.94       21.25             .57      25.63       20.25           .555

----------
     On February 23, 2001, the last reported stock price of the Common Stock on the NYSE was $24.03 per share and the Company had 1,381 stockholders of record.


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

     During 2000, the Company's distributions totaled $133,446,000, none of which represented return of capital for financial statement purposes. The minimum distribution per share of Common Stock required to maintain REIT status was approximately $2.20 per share in 2000 and $1.92 per share in 1999.

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

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 85% of the market value of the Common Stock, calculated as the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. During 2000, employees purchased 55,593 shares of Common Stock under the Employee Stock Purchase Plan.


Sales of Unregistered Securities

     During 2000, the Company issued an aggregate of 9,911 shares of Common Stock in connection with the merger of Eakin & Smith, Inc. into the Company on April 1, 1996. The shares were issued to principals of Eakin & Smith, pursuant to an exemption from the registration requirements of the Securities Act of 1933. Each of the principals is an accredited investor. We exercised reasonable care to assure that the principals were not purchasing the shares with a view to their distribution.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 ($ in thousands, except per share amounts):

                                       Year Ended     Year Ended     Year Ended     Year Ended     Year Ended
                                      December 31,   December 31,   December 31,   December 31,   December 31,
                                          2000           1999           1998           1997           1996
                                     -------------- -------------- -------------- -------------- -------------
Operating Data:
  Total revenue ....................  $   566,431    $   584,935    $   512,471    $   274,470    $   137,926
  Rental property operating
   expenses (1) ....................      159,767        174,075        154,323         76,743         35,313
  General and administrative .......       21,864         22,345         20,776         10,216          5,666
  Interest expense .................      112,827        117,134         97,011         47,394         26,610
  Depreciation and
   amortization ....................      119,443        112,347         91,705         47,533         22,095
                                      -----------    -----------    -----------    -----------    -----------
  Income before cost of
   unsuccessful transactions,
   gain on disposition of
   assets, minority interest
   and extraordinary item ..........      152,530        159,034        148,656         92,584         48,242
  Cost of unsuccessful
   transactions ....................           --         (1,500)            --             --             --
  Gain on disposition of assets             4,659          8,679          1,716             --             --
                                      -----------    -----------    -----------    -----------    -----------
  Income before minority
   interest and extraordinary
   item ............................      157,189        166,213        150,372         92,584         48,242
  Minority interest ................      (18,991)       (20,779)       (24,335)       (15,106)        (6,782)
                                      -----------    -----------    -----------    -----------    -----------
  Income before
   extraordinary item ..............      138,198        145,434        126,037         77,478         41,460
  Extraordinary item-loss on
   early extinguishment of
   debt ............................       (4,711)        (7,341)          (387)        (5,799)        (2,140)
                                      -----------    -----------    -----------    -----------    -----------
  Net income .......................      133,487        138,093        125,650         71,679         39,320
  Dividends on preferred
   stock ...........................      (32,580)       (32,580)       (30,092)       (13,117)            --
                                      -----------    -----------    -----------    -----------    -----------
  Net income available for
   common shareholders .............  $   100,907    $   105,513    $    95,558    $    58,562    $    39,320
                                      ===========    ===========    ===========    ===========    ===========
  Net income per common
   share -- basic ..................  $      1.70    $      1.72    $      1.74    $      1.51    $      1.51
                                      ===========    ===========    ===========    ===========    ===========
  Net income per common
   share -- diluted ................  $      1.70    $      1.71    $      1.74    $      1.50    $      1.50
                                      ===========    ===========    ===========    ===========    ===========
Balance Sheet Data (at end of period):
  Net real estate assets ...........  $ 3,128,259    $ 3,673,338    $ 3,924,192    $ 2,614,654    $ 1,377,874
  Total assets .....................    3,701,602      4,016,197      4,314,333      2,722,306      1,443,440
  Total mortgages and notes
   payable .........................    1,587,019      1,766,177      2,008,716        978,558        555,876
Other Data:
  Number of in-service
   properties ......................          493            563            658            481            292
  Total rentable square feet .......   36,183,000     38,976,000     44,642,000     30,721,000     17,455,000

----------
(1) Rental property operating expenses include salaries, real estate taxes, insurance, repairs and maintenance, property management, security and utilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Annual Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included under the caption " -- Disclosure Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

     You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.


Overview

     We are a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership.


Results of Operations

     Comparison of 2000 to 1999. Revenues from rental operations decreased $23.4 million, or 4.1%, from $566.8 million for the year ended December 31, 1999 to $543.4 million for the year ended December 31, 2000. The decrease was primarily a result of the disposition and contribution of 6.9 million square feet of wholly owned office, industrial and retail properties offset in part by the acquisition of 669,000 square feet of additional wholly owned office space and the completion of 3.5 million square feet of wholly-owned development activity in 2000. Our in-service wholly owned portfolio decreased from 39.0 million square feet at December 31, 1999 to 36.2 million square feet at December 31, 2000. Same property revenues, which are the revenues of the 443 in-service properties and 1,885 apartment units wholly owned on January 1, 1999, increased 2.7% for the year ended December 31, 2000, compared to the year ended December 31, 1999.

     During the year ended December 31, 2000, 1,046 leases representing 6.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $2.3 million, or 13.6%, from $16.9 million for the year ended December 31, 1999 to $19.2 million for the year ended December 31, 2000. The increase was a result of an increase in interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June 1999 and an increase in development fee income in 2000 related to the DLF II Joint Venture.

     Rental operating expenses decreased $14.3 million, or 8.2%, from $174.1 million for the year ended December 31, 1999 to $159.8 million for the year ended December 31, 2000. The decrease was primarily a result of the disposition and contribution of 6.9 million square feet of wholly owned office, industrial and retail properties offset in part by the acquisition of 669,000 square feet of additional wholly owned office space and the completion of 3.5 million square feet of wholly owned development activity in 2000. Rental operating expenses as a percentage of related revenues decreased from 30.7% for the year ended December 31, 1999 to 29.4% for the year ended December 31, 2000.

     Depreciation and amortization for the years ended December 31, 2000 and 1999 totaled $119.4 million and $112.3 million, respectively. The increase of $7.1 million, or 6.3%, was due to an increase in depreciation of leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings that resulted from the disposition activity during 1999 and 2000. Interest expense decreased $4.3 million, or 3.7%, from $117.1 million for the year ended December 31, 1999 to $112.8 million for the year ended December 31, 2000. The decrease was primarily attributable to the decrease in the outstanding debt for the entire year of 2000. Interest expense for the years ended December 31, 2000 and 1999 included $2.5 million and $2.8 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses as a percentage of total revenues was 3.8% in 1999 and 3.9% in 2000.

     Income before minority interest and extraordinary item equaled $157.2 million and $166.2 million for the years ended December 31, 2000 and 1999, respectively. The Company's net income allocated to minority interest totaled $19.0 million and $20.8 million for the years ended December 31, 2000 and 1999, respectively. The Company recorded $32.6 million in preferred stock dividends for each of the years ended December 31, 2000 and 1999.

     Comparison of 1999 to 1998. Revenues from rental operations increased $66.6 million, or 13.3%, from $500.2 million for the year ended December 31, 1998 to $566.8 million for the year ended December 31, 1999. The increase was primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of wholly owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of 8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units in 1999 (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Same property revenues, which are the revenues of the 403 in-service properties wholly owned on January 1, 1998, increased 3.0% for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     During the year ended December 31, 1999, 1,401 leases representing 8.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.9% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $5.1 million, or 43.2%, from $11.8 million for the year ended December 31, 1998 to $16.9 million for the year ended December 31, 1999. The increase was a result of higher cash balances during the year ended December 31, 1999 and additional income generated from management fees and development fees.

     Rental operating expenses increased $19.8 million, or 12.8%, from $154.3 million for the year ended December 31, 1998 to $174.1 million for the year ended December 31, 1999. The increase was primarily a result of our acquisition and development activity in 1998 and 1999. In total, we acquired or completed the development of 3.1 million rentable square feet of wholly owned office, industrial and retail properties during 1999. These additions to our portfolio were offset by the disposition of 8.8 million rentable square feet of majority-owned office, industrial and retail properties and 418 apartment units in 1999 (including the removal of certain properties from our consolidated financial statements as a result of the reorganization of the Des Moines partnerships). Rental operating expenses as a percentage of related revenues remained consistent at 31.0% in 1998 and 1999.

     Depreciation and amortization for the years ended December 31, 1999 and 1998 totaled $112.3 million and $91.7 million, respectively. The increase of $20.6 million, or 22.5%, was due to an average increase in depreciable assets and deferred leasing costs. Interest expense increased $20.1 million, or 20.7%, from $97.0 million in 1998 to $117.1 million in 1999. The increase was attributable to an average increase in outstanding debt related to our acquisition and development activities. The weighted average interest rates on outstanding debt remained consistent in 1998 and 1999. Interest expense for the years ended December 31, 1999 and 1998 included $2.8 million and $2.6 million, respectively, of amortization of deferred financing costs and of the costs related to our interest rate hedge contracts. General and administrative expenses decreased from 4.1% of total revenue in 1998 to 3.8% in 1999.

     Income before minority interest and extraordinary item equaled $166.2 million and $150.4 million for the years ended December 31, 1999 and 1998, respectively. The Company's net income allocated to minority interest totaled $20.8 million and $24.3 million for 1999 and 1998, respectively. The Company incurred extraordinary losses in 1999 and 1998 of $7.3 million and $387,000, respectively, related to the early extinguishment of debt. The Company recorded $32.6 million and $30.1 million in preferred stock dividends for the years ended December 31, 1999 and 1998, respectively.


Liquidity and Capital Resources

     Statement of Cash Flows. For the year ended December 31, 2000, the Company generated $256.4 million in cash flows from operating activities and $286.2 million from investing activities (primarily as a result of the dispositions of assets, offset in part by additions to assets). These combined cash flows of $542.6 million were used in 2000 to fund financing activities of $472.3 million, primarily consisting of repayments of unsecured debt, the repurchase of Common Stock and Common Units and the payment of distributions.

     Capitalization. The Company's total indebtedness at December 31, 2000 was $1.6 billion and was comprised of $635.7 million of secured indebtedness with a weighted average interest rate of 7.9% and $951.3 million of unsecured indebtedness with a weighted average interest rate of 7.3%. Except as stated below, all of the mortgage and notes payable outstanding at December 31, 2000 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $37.0 million of floating rate notes were not covered by interest rate hedge contracts on December 31, 2000.

     Based on the Company's total market capitalization of $3.6 billion at December 31, 2000 (at the December 31, 2000 stock price of $24.875 and assuming the redemption for shares of Common Stock of the 7.8 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 43.8% of its total market capitalization.

     On December 14, 2000, the Company obtained a new $300.0 million revolving loan (the "Revolving Loan") from a group of ten lender banks. The Revolving Loan matures in December 2003 and replaces our previous $450.0 million revolving credit facility. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 85 basis points. The Revolving Loan also includes a $150.0 million competitive bid sub-facility. At December 31, 2000, the Company had not borrowed any funds under the new Revolving Loan. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to .20% of the aggregate amount of the Revolving Loan and require compliance with certain financial covenants. At December 31, 2000, the Company was in compliance with these covenants.

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

     The following table sets forth information regarding our interest rate hedge contracts as of December 31, 2000 ($ in thousands):

                    Notional     Maturity                                  Fixed       Fair Market
 Type of Hedge      Amount         Date          Reference Rate             Rate         Value
----------------    ------       -------     -----------------------       -----        ----------
 Swap               $ 19,839     6/10/02     1-Month LIBOR + 0.75%             6.95%    $(125)
 Collar             $ 80,000    10/01/01     1-Month LIBOR                5.60-6.25%    $  (2)
 Cap                $  8,434     6/15/01     1-Month LIBOR                     7.75%    $  --

     We enter into swaps, collars and caps to limit our exposure to an increase in variable interest rates, particularly with respect to amounts outstanding under our Revolving Loan. The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net receipts from counterparties under interest rate hedge contracts were $206,894 during 2000 and were recorded as decreases to interest expense.

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

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, stockholder distributions and capital expenditures, excluding nonrecurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions. We expect to meet our short-term liquidity requirements generally through working capital and net cash provided by operating activities along with our revolving loan.

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $161.7 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity needs through a combination of:

     o borrowings under our Revolving Loan;

     o the issuance of secured debt;

     o the selective disposition of non-core assets; and

     o the sale or contribution of some of our wholly owned properties, development projects and development land to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

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

     Distributions to Stockholders. As of December 31, 2000, to maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income. Effective January 1, 2001, the Company must distribute to stockholders at least 90% of REIT taxable income to maintain qualification as a REIT. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (1) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (2) scheduled increases in base rents of existing leases;
(3) changes in rents attributable to the renewal of existing leases or replacement leases; (4) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (5) operating expenses and capital replacement needs.


Recent Developments

     Stock Repurchase. Since we commenced our share repurchase program in December 1999, the Company has repurchased 8.0 million shares of Common Stock and Common Units at a weighted average price of $23.95 per share/unit for an aggregate purchase price of approximately $190.8 million.

     Disposition Activity. Since December 31, 2000, we have sold 76,000 square feet of office properties and 277 apartment units for gross proceeds of $46.8 million. In addition, we currently have 182,000 rentable square feet of wholly owned properties and 1,395 apartment units under contract for sale in various transactions totaling $114.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2001. However, we can provide no assurance that all or parts of these transactions will be consummated.

     We expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under
Section 1031 of the Internal Revenue Code. We expect to reinvest up to $12.8 million of the remaining net proceeds from disposition activity as of December 31, 2000 and up to $152.4 million of the net proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.


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


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June, 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We will adopt SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap, collar or cap. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

     Upon adoption of SFAS No. 133/138 in January 2001, we will record a net transition adjustment of $555,962 in unrealized loss (income statement) and a net transition adjustment of $125,000 in accumulated other comprehensive income (equity) at that time. Adoption of the standard results in us recognizing $127,000 of derivative instrument liabilities. Adoption of SFAS No. 133/138 also results in a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to other comprehensive income. As in the past, these amounts will be recognized as additional interest expense when the related cash flow payments on the debt are made. In general, the amount of volatility will vary with the level of derivative activities during any period. The fair market value of our derivatives is discussed under " -- Liquidity and Capital Resources."

     Effective January 1, 2000, we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 does not change existing rules on revenue recognition. Rather, the SAB explains how existing revenue recognition guidance should be applied for transactions not specifically addressed by existing rules. The adoption of SAB 101 did not have a material impact on our net income or financial position.


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

     FFO and cash available for distribution for the years ended December 31, 2000, 1999 and 1998 are summarized in the following table (in thousands):


                                                                                    Year Ended
                                                                                   December 31,
                                                                     -----------------------------------------
                                                                         2000           1999           1998
                                                                     ------------   ------------   -----------
FFO:
Income before minority interest and extraordinary item ...........    $ 157,189      $ 166,213     $150,372
Add/(Deduct):
  Dividends to preferred shareholders ............................      (32,580)       (32,580)     (30,092)
  Cost of unsuccessful transactions ..............................           --          1,500          146
  Severance costs and other division closing expenses ............           --          1,813           --
  Gain on disposition of land and depreciable assets, net of
   income taxes ..................................................       (4,659)        (8,679)      (1,716)
  Gain on disposition of land ....................................        6,449             --           --
  Depreciation and amortization ..................................      119,443        112,347       91,705
  Depreciation on unconsolidated subsidiaries ....................        5,581          3,618          974
                                                                      ---------      ---------     --------
   FFO ...........................................................      251,423        244,232      211,389
Cash Available for Distribution:
Add/(Deduct):
  Rental income from straight-line rents .........................      (14,892)       (14,983)     (13,385)
  Amortization of deferred financing costs .......................        2,512          2,823        2,598
  Non-incremental revenue generating capital expenditures:
   Building improvements paid ....................................      (10,566)       (10,056)      (9,029)
   Second generation tenant improvements paid ....................      (22,287)       (25,043)     (20,115)
   Second generation lease commissions paid ......................      (13,033)       (13,653)     (13,055)
                                                                      ---------      ---------     --------
     Cash available for distribution .............................    $ 193,157      $ 183,320     $158,403
                                                                      =========      =========     ========
Weighted average shares/units outstanding (1) -- diluted .........       67,715         70,757       65,621
                                                                      =========      =========     ========
Dividend payout ratios:
  FFO ............................................................         60.6%          64.3%        65.2%
                                                                      =========      =========     ========
  Cash available for distribution ................................         78.9%          85.7%        87.0%
                                                                      =========      =========     ========

----------
(1) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.

Inflation

     In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their pro rata share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in operating expenses resulting from inflation. In addition, 91.7% of the leases are for remaining terms of less than seven years, which may enable us to replace existing leases with new leases at a higher base if rents on the existing leases are below the then-existing market rate.


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

     Certain Variable Rate Debt. As of December 31, 2000, the Company had approximately $37.0 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2001, our interest expense would be increased or decreased approximately $370,000.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at December 31, 2000, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2000 would increase by approximately $552,000. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2000 would decrease by approximately $761,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) List of Documents Filed as a Part of this Report

         1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

         2. Financial Statement Schedules
            See Index on Page F-1

         3. Exhibits

    Ex.          FN                                    Description
----------- ----------- ------------------------------------------------------------------------
  2.1             (1)   Operating Agreement of MG-HIW, LLC, entered into as of December 1,
                        2000, by and among Miller Global HIW 20, LLC and the Operating
                        Partnership
  3.1             (2)   Amended and Restated Articles of Incorporation of the Company
  3.2             (3)   Amended and Restated Bylaws of the Company
  4.1             (3)   Specimen of certificate representing shares of Common Stock
  4.2             (4)   Indenture among the Operating Partnership, the Company and First
                        Union National Bank of North Carolina dated as of December 1, 1996
  4.3             (5)   Specimen of certificate representing 8 5/8% Series A Cumulative
                        Redeemable Preferred Shares
  4.4             (6)   Specimen of certificate representing 8% Series B Cumulative
                        Redeemable Preferred Shares
  4.5             (7)   Specimen of certificate representing 8% Series D Cumulative
                        Redeemable Preferred Shares
  4.6             (7)   Specimen of Depositary Receipt evidencing the Depositary Shares each representing  1/10 of an 8% Series D Cumulative Redeemable
                        Preferred Share
  4.7             (7)   Deposit Agreement, dated April 23, 1998, between the Company and
                        First Union National Bank, as preferred share depositary
  4.8             (8)   Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
  4.9             (9)   Agreement to furnish certain instruments defining the rights of long-term debt holders
 10.1             (3)   Amended and Restated Agreement of Limited Partnership of the
                        Operating Partnership
 10.2             (5)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series A
                        Preferred Units
 10.3             (6)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series B
                        Preferred Units
 10.4             (7)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to Series D
                        Preferred Units
 10.5            (10)   Amendment to Amended and Restated Agreement of Limited
                        Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
 10.6            (11)   Form of Registration Rights and Lockup Agreement among the
                        Company and the Holders named therein, which agreement is signed by all Common Unit holders
 10.7            (12)   Amended and Restated 1994 Stock Option Plan
 10.8             (9)   1997 Performance Award Plan
 10.9            (13)   Form of Executive Supplemental Employment Agreement between the
                        Company and Named Executive Officers

     Ex.         FN                                 Description
------------ ---------- -------------------------------------------------------------------
  10.10         (14)    Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
  10.11         (15)    Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
  10.12         (16)    1999 Shareholder Value Plan
  10.13          (1)    Credit Agreement among Highwoods Realty Limited Partnership,
                        Highwoods Properties, Inc., the Subsidiaries named therein and the
                        Lenders named therein, dated as of December 13, 2000
  21            (13)    Schedule of subsidiaries of the Company
  23                    Consent of Ernst & Young LLP

----------
 (1) Filed as part of the Company's Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.

 (2) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

 (3) Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

 (4) Filed as part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

 (5) Filed as part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

 (6) Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

 (7) Filed as part of the Company's Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

 (8) Filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

 (9) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(10) Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(11) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(12) Filed as part of the Company's proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders.

(13) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(14) Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

(15) Filed as part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(16) Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

     (b) Reports on Form 8-K

     On December 20, 2000, the Company filed a current report on Form 8-K, dated December 14, 2000, reporting under Items 2 and 5 of the Form that it had formed a joint venture with Miller Global Properties, LLC and executed a new credit facility with a group of 10 lender banks.

     On January 25, 2001, the Company filed a current report on Form 8-K, dated January 25, 2001, reporting under Item 5 of the Form that it had repurchased a certain number of shares of common stock pursuant to its previously announced share repurchase program.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 16, 2001.


                                        HIGHWOODS PROPERTIES, INC.

                                        By: /s/  RONALD P. GIBSON
                                            ------------------------------------
                                                 Ronald P. Gibson, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


               Signature                             Title                     Date
--------------------------------------   -----------------------------   ---------------
  /s/   O. TEMPLE SLOAN, JR.             Chairman of the Board of        March 16, 2001
  ---------------------------------        Directors
        O. Temple Sloan, Jr.

  /s/   RONALD P. GIBSON                 President, Chief Executive      March 16, 2001
  ---------------------------------        Officer and Director
        Ronald P. Gibson

  /s/   EDWARD J. FRITSCH                Executive Vice President,       March 16, 2001
  ---------------------------------        Chief Operating Officer,
        Edward J. Fritsch                  Secretary and Director

  /s/   JOHN L. TURNER                   Vice Chairman of the Board      March 16, 2001
  ---------------------------------        and Chief Investment
        John L. Turner                     Officer

  /s/   GENE H. ANDERSON                 Senior Vice President and       March 16, 2001
  ---------------------------------        Director
        Gene H. Anderson

  /s/   THOMAS W. ADLER                  Director                        March 16, 2001
  ---------------------------------
        Thomas W. Adler

  /s/   KAY N. CALLISON                  Director                        March 16, 2001
  ---------------------------------
        Kay N. Callison

  /s/   WILLIAM E. GRAHAM, JR.           Director                        March 16, 2001
  ---------------------------------
        William E. Graham, Jr.

  /s/   LAWRENCE S. KAPLAN               Director                        March 16, 2001
  ---------------------------------
        Lawrence S. Kaplan

  /s/   L. GLENN ORR, JR.                Director                        March 16, 2001
  ---------------------------------
        L. Glenn Orr, Jr.

  /s/   WILLARD H. SMITH JR.             Director                        March 16, 2001
  ---------------------------------
        Willard H. Smith Jr.

  /s/   CARMAN J. LIUZZO                 Vice President and Chief        March 16, 2001
  ---------------------------------        Financial Officer (Principal
        Carman J. Liuzzo                   Financial Officer and
                                           Principal Accounting
                                           Officer) and Treasurer


                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                             -----
Highwoods Properties, Inc.
  Report of Independent Auditors .........................................................    F-2
  Consolidated Balance Sheets as of December 31, 2000 and 1999 ...........................    F-3
  Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 .    F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000,
   1999 and 1998 .........................................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999
   and 1998 ..............................................................................    F-6
  Notes to Consolidated Financial Statements .............................................    F-8
  Schedule III -- Real Estate and Accumulated Depreciation ...............................    F-32

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
HIGHWOODS PROPERTIES, INC.

     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                 /S/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 19, 2001

                           HIGHWOODS PROPERTIES, INC.

                           Consolidated Balance Sheets

                   ($ in thousands, except per share amounts)


                                                                                    December 31,
                                                                           ------------------------------
                                                                                2000             1999
                                                                           --------------   -------------
Assets
Real estate assets, at cost:
  Land and improvements ................................................     $  421,270      $  491,273
  Buildings and tenant improvements ....................................      2,742,946       3,056,962
  Development in process ...............................................         87,622         186,925
  Land held for development ............................................        145,598         168,396
  Furniture, fixtures and equipment ....................................         11,433           7,917
                                                                             ----------      ----------
                                                                              3,408,869       3,911,473
  Less -- accumulated depreciation .....................................       (280,610)       (238,135)
                                                                             ----------      ----------
  Net real estate assets ...............................................      3,128,259       3,673,338
  Property held for sale ...............................................        127,824          48,960
Cash and cash equivalents ..............................................        104,780          34,496
Restricted cash ........................................................          2,192           1,842
Accounts receivable, net of allowance of $825 and $800 at December 31,
  2000 and 1999, respectively ..........................................         24,003          22,847
Advances to related parties ............................................         27,560          15,096
Notes receivable .......................................................         80,918          58,241
Accrued straight-line rents receivable .................................         39,295          35,951
Investment in unconsolidated affiliates ................................         78,423          38,977
Other assets:
  Deferred leasing costs ...............................................         83,269          66,783
  Deferred financing costs .............................................         43,110          40,125
  Prepaid expenses and other ...........................................         11,878          15,614
                                                                             ----------      ----------
                                                                                138,257         122,522
  Less -- accumulated amortization .....................................        (49,909)        (36,073)
                                                                             ----------      ----------
   Other assets, net ...................................................         88,348          86,449
                                                                             ----------      ----------
Total Assets ...........................................................     $3,701,602      $4,016,197
                                                                             ==========      ==========
Liabilities and Stockholders' Equity
Mortgages and notes payable ............................................     $1,587,019      $1,766,117
Accounts payable, accrued expenses and other liabilities ...............        109,824         111,945
                                                                             ----------      ----------
  Total Liabilities ....................................................      1,696,843       1,878,062
Minority interest ......................................................        213,214         245,665
Stockholders' equity:
Preferred stock, $.01 par value, authorized 50,000,000 shares;
  8 5/8% Series A  Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and outstanding at
  December 31, 2000 and 1999 ...........................................        125,000         125,000
  8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at
  December 31, 2000 and 1999 ...........................................        172,500         172,500
  8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at
  December 31, 2000 and 1999, respectively .............................        100,000         100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 58,124,205 and 60,918,613 shares issued and outstanding at December 31, 2000 and
  December 31, 1999, respectively ......................................            581             609
Additional paid-in capital .............................................      1,506,161       1,572,031
Distributions in excess of net earnings ................................       (110,209)        (77,670)
Deferred compensation -- restricted stock ..............................         (2,488)             --
                                                                             ----------      ----------
  Total Stockholders' Equity ...........................................      1,791,545       1,892,470
                                                                             ----------      ----------
Total Liabilities and Stockholders' Equity .............................     $3,701,602      $4,016,197
                                                                             ==========      ==========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                        Consolidated Statements of Income

                   (in thousands, except per share amounts)

             For the Years Ended December 31, 2000, 1999 and 1998


                                                                               2000           1999           1998
                                                                           ------------   ------------   -----------
Revenue:
  Rental property ......................................................    $ 543,383      $ 566,816      $ 500,222
  Equity in earnings of unconsolidated affiliates ......................        3,863          1,185            430
  Interest and other income ............................................       19,185         16,934         11,819
                                                                            ---------      ---------      ---------
Total revenue ..........................................................      566,431        584,935        512,471
Operating expenses:
  Rental property ......................................................      159,767        174,075        154,323
  Depreciation and amortization ........................................      119,443        112,347         91,705
  Interest expense:
   Contractual .........................................................      110,315        114,311         94,413
   Amortization of deferred financing costs ............................        2,512          2,823          2,598
                                                                            ---------      ---------      ---------
                                                                              112,827        117,134         97,011
  General and administrative ...........................................       21,864         22,345         20,776
                                                                            ---------      ---------      ---------
   Income before cost of unsuccessful transactions, gain on
     disposition of assets, minority interest and extraordinary item....      152,530        159,034        148,656
   Cost of unsuccessful transactions ...................................           --         (1,500)            --
   Gain on disposition of assets .......................................        4,659          8,679          1,716
                                                                            ---------      ---------      ---------
   Income before minority interest and extraordinary item ..............      157,189        166,213        150,372
Minority interest ......................................................      (18,991)       (20,779)       (24,335)
                                                                            ---------      ---------      ---------
   Income before extraordinary item ....................................      138,198        145,434        126,037
Extraordinary item -- loss on early extinguishment
  of debt ..............................................................       (4,711)        (7,341)          (387)
                                                                            ---------      ---------      ---------
   Net income ..........................................................      133,487        138,093        125,650
Dividends on preferred shares ..........................................      (32,580)       (32,580)       (30,092)
                                                                            ---------      ---------      ---------
  Net income available for common shareholders .........................    $ 100,907      $ 105,513      $  95,558
                                                                            =========      =========      =========
Net income per common share -- basic:
  Income before extraordinary item .....................................    $    1.78      $    1.84      $    1.75
  Extraordinary item -- loss on early extinguishment of debt ...........         (.08)          (.12)          (.01)
                                                                            ---------      ---------      ---------
  Net income ...........................................................    $    1.70      $    1.72      $    1.74
                                                                            =========      =========      =========
  Weighted average common shares outstanding -- basic ..................       59,175         61,443         54,791
                                                                            =========      =========      =========
Net income per common share -- diluted:
  Income before extraordinary item .....................................    $    1.78      $    1.83      $    1.74
  Extraordinary item -- loss on early extinguishment of debt ...........         (.08)          (.12)            --
                                                                            ---------      ---------      ---------
  Net income ...........................................................    $    1.70      $    1.71      $    1.74
                                                                            =========      =========      =========
  Weighted average common shares outstanding -- diluted ................       59,347         61,529         55,076
                                                                            =========      =========      =========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                Consolidated Statements of Stockholders' Equity

              (in thousands, except for number of common shares)

             For the Years Ended December 31, 2000, 1999 and 1998


                                       Number of
                                        Common       Common     Series A    Series B
                                        Shares        Stock    Preferred   Preferred
                                    -------------- ---------- ----------- -----------
Balance at
  December 31, 1997 ............... 46,838,600       $468     $125,000    $172,500
Issuance of
  Common Stock .................... 12,036,711        120           --          --
Series D Preferred Shares
  offering ........................         --         --           --          --
Common Stock
  dividends .......................         --         --           --          --
Preferred Stock
  dividends .......................         --         --           --          --
Net income ........................         --         --           --          --
Shares issued upon
  redemption of
  Common Units ....................    989,948         11           --          --
                                    ----------       -----    --------    --------
Balance at
  December 31, 1998 ............... 59,865,259        599      125,000     172,500
Issuance of
  Common Stock ....................  1,191,462         12           --          --
Common Stock dividends ............         --         --           --          --
Preferred Stock dividends .........         --         --           --          --
Net Income ........................         --         --           --          --
Shares issued upon
  redemption of
  Common units ....................  1,258,316         12           --          --
Forward Equity
  Transaction .....................         --         --           --          --
Retirement of
  Common Stock ....................   (246,424)        (2)          --          --
Purchase of
  Treasury Stock .................. (1,150,000)       (12)          --          --
                                    ----------       ------   --------    --------
Balance at
  December 31, 1999 ............... 60,918,613        609      125,000     172,500
Issuance of
  Common Stock ....................     81,733         --           --          --
Common Stock dividends ............         --         --           --          --
Preferred Stock
  dividends .......................         --         --           --          --
Issuance of
  Restricted Stock ................    104,945          1           --          --
Amortization of Deferred
  Compensation ....................         --         --           --          --
Purchase of
  Treasury Stock .................. (2,981,086)       (29)          --          --
Net Income ........................         --         --           --          --
                                    ----------       ------   --------    --------
Balance at
  December 31, 2000 ............... 58,124,205       $581     $125,000    $172,500
                                    ==========       ======   ========    ========

                                                                                Retained
                                                                                Earnings
                                                                             (Distributions
                                                  Additional     Deferred      in Excess
                                      Series D      Paid-In       Compen-        of Net
                                     Preferred      Capital       sation       Earnings)        Total
                                    ----------- -------------- ------------ --------------- -------------
Balance at
  December 31, 1997 ............... $     --     $1,132,100    $    --      $ (28,627)       $1,401,441
Issuance of
  Common Stock ....................       --        385,951         --             --           386,071
Series D Preferred Shares
  offering ........................  100,000         (3,192)        --             --            96,808
Common Stock
  dividends .......................       --             --         --       (115,623)         (115,623)
Preferred Stock
  dividends .......................       --             --         --        (30,092)          (30,092)
Net income ........................       --             --         --        125,650           125,650
Shares issued upon
  redemption of
  Common Units ....................       --         31,733         --             --            31,744
                                    --------     ----------    -------      ---------        ----------
Balance at
  December 31, 1998 ...............  100,000      1,546,592         --        (48,692)        1,895,999
Issuance of
  Common Stock ....................       --         23,079         --             --            23,091
Common Stock dividends ............       --             --         --       (134,341)         (134,341)
Preferred Stock dividends .........       --             --         --        (32,580)          (32,580)
Net Income ........................       --             --         --        138,093           138,093
Shares issued upon
  redemption of
  Common units ....................       --         40,606         --             --            40,618
Forward Equity
  Transaction .....................       --        (12,783)        --             --           (12,783)
Retirement of
  Common Stock ....................       --             --         --           (150)             (152)
Purchase of
  Treasury Stock ..................       --        (25,463)        --             --           (25,475)
                                    --------     ----------    -------      ---------        ----------
Balance at
  December 31, 1999 ...............  100,000      1,572,031         --        (77,670)        1,892,470
Issuance of
  Common Stock ....................       --            749         --             --               749
Common Stock dividends ............       --             --         --       (133,446)         (133,446)
Preferred Stock
  dividends .......................       --             --         --        (32,580)          (32,580)
Issuance of
  Restricted Stock ................       --          2,557     (3,049)            --              (491)
Amortization of Deferred
  Compensation ....................       --             --        561             --               561
Purchase of
  Treasury Stock ..................       --        (69,176)        --             --           (69,205)
Net Income ........................       --             --         --        133,487           133,487
                                    --------     ----------    -------      ---------        ----------
Balance at
  December 31, 2000 ............... $100,000     $1,506,161    $(2,488)     $(110,209)       $1,791,545
                                    ========     ==========    =======      =========        ==========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                      Consolidated Statements of Cash Flows

                                (in thousands)

             For the Years Ended December 31, 2000, 1999 and 1998


                                                                            2000            1999             1998
                                                                       -------------   -------------   ---------------
 Operating activities:
 Net income ........................................................    $  133,487      $  138,093      $    125,650
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation .....................................................       108,119         101,534            85,046
  Amortization .....................................................        13,836          13,636             9,257
  Amortization of deferred compensation ............................           561              --                --
  Equity in earnings of unconsolidated affiliates ..................        (3,863)         (1,185)             (430)
  Loss on early extinguishment of debt .............................         4,711           7,341               387
  Minority interest ................................................        18,991          20,779            24,335
  Gain on disposition of land and depreciable assets ...............        (4,659)         (8,679)           (1,716)
 Changes in operating assets and liabilities:
  Accounts receivable ..............................................        (1,156)          5,039            (7,168)
  Prepaid expenses and other assets ................................         3,386             742               393
  Accrued straight-line rents receivable ...........................       (14,892)        (14,983)          (13,385)
  Accounts payable, accrued expenses and other liabilities .........        (2,121)        (29,700)           41,410
                                                                        ----------      ----------      ------------
     Net cash provided by operating activities .....................       256,400         232,617           263,779
                                                                        ----------      ----------      ------------
 Investing activities:
 Proceeds from disposition of real estate assets ...................       729,945         696,379            26,347
 Additions to real estate assets ...................................      (423,245)       (511,056)         (943,446)
 Advances to subsidiaries ..........................................       (12,464)         (4,676)           (1,348)
 Distributions from unconsolidated affiliates ......................         3,030           1,685                --
 Investments in notes receivable ...................................       (15,557)        (18,016)          (11,049)
 Other investing activities ........................................         4,503          (3,953)         (110,929)
                                                                        ----------      ----------      ------------
     Net cash provided by/(used in) investing activities ...........       286,212         160,363        (1,040,425)
                                                                        ----------      ----------      ------------
 Financing activities:
 Distributions paid on common stock and common units ...............      (151,890)       (154,088)         (136,891)
 Dividends paid on preferred stock .................................       (32,580)        (32,580)          (30,092)
 Net proceeds from sale of preferred stock .........................            --              --            96,808
 Net proceeds from the sale of common stock ........................            74          17,551           198,439
 Repurchase of Common Stock and Units ..............................      (101,138)        (25,475)               --
 Payment of prepayment penalties ...................................        (4,711)         (7,341)             (387)
 Borrowings on revolving loans .....................................       546,000         529,500           956,500
 Repayment of revolving loans ......................................      (775,000)       (725,000)         (846,500)
 Borrowings on mortgages and notes payable .........................       218,162         332,693           745,356
 Repayment of mortgages and notes payable ..........................      (168,260)       (321,261)         (170,304)
 Net payment of deferred financing costs ...........................        (2,985)         (3,928)          (14,984)
                                                                        ----------      ----------      ------------
     Net cash (used in)/provided by financing activities ...........      (472,328)       (389,929)          797,945
                                                                        ----------      ----------      ------------
 Net increase in cash and cash equivalents .........................        70,284           3,051            21,299
 Cash and cash equivalents at beginning of the period ..............        34,496          31,445            10,146
                                                                        ----------      ----------      ------------
 Cash and cash equivalents at end of the period ....................    $  104,780      $   34,496      $     31,445
                                                                        ==========      ==========      ============
 Supplemental disclosure of cash flow information:
 Cash paid for interest ............................................    $  134,976      $  150,364      $     95,468
                                                                        ==========      ==========      ============

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                                (in thousands)


             For the Years Ended December 31, 2000, 1999 and 1998

Supplemental disclosure of non-cash investing and financing activities: The following summarizes the net assets contributed by holders of common partnership interests ("Common Units") in Highwoods Realty Limited Partnership (the "Operating Partnership") other than Highwoods Properties, Inc. (the "Company") or acquired subject to mortgage notes payable:


                                                                          2000            1999           1998
                                                                     -------------   -------------   -----------
Assets:
Net real estate assets ...........................................     $ (56,055)      $ (78,012)    $478,224
Cash and cash equivalents ........................................            --          (4,719)      55,064
Accounts receivable and other ....................................            --          (2,975)       6,634
Investment in unconsolidated affiliates ..........................        48,054          13,830       18,218
Notes receivable .................................................         6,372          32,695       29,176
                                                                       ---------       ---------     --------
  Total Assets ...................................................     $  (1,629)      $ (39,181)    $587,316
                                                                       =========       =========     ========
Liabilities:
Mortgages and notes payable ......................................            --         (58,531)     345,106
Accounts payable, accrued expenses and other liabilities .........            --           7,604       34,044
                                                                       ---------       ---------     --------
  Total Liabilities ..............................................            --         (50,927)     379,150
                                                                       ---------       ---------     --------
   Net Assets ....................................................     $  (1,629)      $  11,746     $208,166
                                                                       =========       =========     ========

         See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") which operates in the southeastern and midwestern United States. The Company's wholly owned assets include: 493 in-service office, industrial and retail properties; 1,885 apartment units; 1,317 acres of undeveloped land suitable for future development; and an additional 26 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2000, the Company owned 88.0% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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


Basis of Presentation

     The consolidated financial statements include the accounts of the Company and the Operating Partnership and its majority-owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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


Real Estate Assets

     All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed by the straight-line method over the estimated useful life of 40 years for buildings and improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

                          HIGHWOODS PROPERTIES, INC.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

     The Company evaluates its real estate assets upon the occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate assets are considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2000, none of the Company's assets were considered impaired.

     As of December 31, 2000, the Company had 258,000 square feet of properties and 1,672 apartment units under contract for sale in various transactions totaling $161.3 million. These real estate assets have a carrying value of $127.8 million and have been classified as assets held for sale in the accompanying financial statements.


Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Restricted Cash

     The Company is required by certain mortgage notes to escrow real estate taxes with the mortgagor. At December 31, 2000 and 1999, those balances were $737,602 and $1,683,282, respectively.


Investments in Unconsolidated Affiliates

     Investments in unconsolidated affiliates are accounted for using the equity method and reflect the Company's share of income or loss of the affiliate, reduced by distributions received and increased by contributions made.


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


Income Taxes

     The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. As of December 31, 2000, to maintain qualification as a REIT, the Company must distribute to stockholders at least 95% of REIT taxable income. Effective January 1, 2001, the Company must distribute to stockholders at least 90% of REIT taxable income to maintain qualification as a REIT.

     No provision has been made for income taxes because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the period.

                          HIGHWOODS PROPERTIES, INC.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

Concentration of Credit Risk

     Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2000, the wholly owned in-service properties (excluding apartment units) were leased to 2,712 tenants in 14 geographic locations. The Company's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.


Interest Rate Risk Management

     The Company may enter into interest rate hedge contracts such as swaps, caps and collars in order to mitigate its interest rate risk on financial instruments. The Company has designated these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the applicable debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

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

     The Company is exposed to certain losses in the event of non-performance by the counterparties under the interest rate hedge contracts. The counterparties are major financial institutions, and are expected to perform fully under the agreements. However, if they were to default on their obligations under the arrangements, the Company could be required to pay the full rate under its $300.0 million unsecured revolving loan (the "Revolving Loan") and the variable rate mortgages, even if such rate were in excess of the rate in the interest rate hedge contracts. The Company would not realize a material loss as of December 31, 2000, in the event of non-performance by any one counterparty. Additionally, the Company limits the amount of credit exposure with any one institution.


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


Comprehensive Income

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130") requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company did not report any comprehensive income items in any of the years presented.


Segment Reporting

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131") establishes standards for the public reporting of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.


Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the FASB Statement No. 133, which stipulates the required adoption date to be all fiscal years beginning after June 15, 2000. In June 2000, FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. Statement No. 133, as amended by Statement No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The fair market value of the Company's derivatives is discussed in Note 3. The Company will adopt SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by locking in the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate swap, collar or cap. For financial reporting purposes, the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability.

     In connection with the adoption of SFAS No. 133/138 in January 2001, the Company recorded a net transition adjustment of $555,962 in unrealized loss (income statement) and a net transition adjustment of $125,000 in accumulated other comprehensive income (equity). Adoption of the standard has also resulted in the Company recognizing $127,000 of derivative instrument liabilities. Adoption of SFAS

                          HIGHWOODS PROPERTIES, INC.

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES -- Continued

No. 133/138 also results in a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to other comprehensive income. As in the past, these amounts will be recognized as additional interest expense when the related cash flow payments on the debt are made. In general, the amount of volatility will vary with the level of derivative activities during any period.

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 did not change existing rules on revenue recognition. Rather, it explains how existing revenue recognition guidance should be applied for transactions not specifically addressed by existing rules. The adoption of SAB 101 did not have a material impact on the Company's net income or financial position.


Reclassifications

     Certain amounts in the December 31, 1999 and 1998 Financial Statements have been reclassified to conform to the December 31, 2000 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.


2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

     On May 9, 2000, the Company closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which the Company sold or contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Company initially retained the remaining 60.0% interest in the DLF II Joint Venture, received net cash proceeds of approximately $74.0 million and is the sole and exclusive manager and leasing agent of the DLF II Joint Venture's properties, for which the Company receives customary management fees and leasing commissions. During

                          HIGHWOODS PROPERTIES, INC.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES -- Continued

2000, DLF II contributed an additional $8.2 million in cash to the DLF II Joint Venture, which increased its ownership percentage to 53.0%. The Company has adopted the equity method of accounting for this joint venture.

     On December 19, 2000, the Company formed various joint ventures with Denver-based Miller Global Properties, LLC ("Miller Global"). In the first joint venture, the Company sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million to a newly created limited liability company. As part of the formation of the first joint venture, Miller Global contributed approximately $85.0 million in cash for an 80% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Company retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. The Company has also agreed to contribute two additional development properties valued at approximately $10.3 million for a 20.0% ownership interest during the first part of 2001. The joint venture expects to borrow up to $7.2 million in connection with these two projects that will be funded by the existing third party lender. In the remaining joint ventures, the Company contributed approximately $7.5 million of development land to various newly created limited liability companies. These joint ventures expect to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. The Company and Miller Global each own 50.0% of these joint ventures. In addition, the Company is the sole and exclusive manager and leasing agent for the properties in all of these joint ventures and receives customary management fees and leasing commissions. The Company has adopted the equity method of accounting for all of these joint ventures.

     As a result of these transactions, the Company had investments accounted for under the equity method of accounting which consisted of the following at December 31, 2000 and 1999:


                                                                   2000             1999
                                                              Percent owned     Percent owned
                                                             ---------------   --------------
      Dallas County Partners .............................         50.00%           50.00%
      Dallas County Partners II ..........................         50.00            50.00
      Dallas County Partners III .........................         50.00            50.00
      Fountain Three .....................................         50.00            50.00
      Kessinger/Hunter, L.C. .............................         30.00            30.00
      4600 Madison Associates, L.P. ......................         12.50            12.50
      Schweiz-Deutschland-USA DreilanderBeteiligung Objekt
       DLF 98/29-Walker Fink-KG ..........................         22.81            22.81
      Dreilander-Fonds 97/26 and 99/32 ...................         47.00               --
      RRHWoods, LC .......................................         50.00            50.00
      Highwoods-Markel Assoc., LLC .......................         50.00            50.00
      MG-HIW, LLC ........................................         20.00               --
      MG-HIW Peachtree Corners III, LLC ..................         50.00               --
      MH-HIW Rocky Point, LLC ............................         50.00               --
      MG-HIW Metrowest I, LLC ............................         50.00               --
      MG-HIW Metrowest II, LLC ...........................         50.00               --

     Selected aggregate financial data for unconsolidated affiliates for 2000 and 1999 is presented below:


                                                                  2000              1999
                                                               -----------      -----------
                                                                       (in thousands)
      Total assets .......................................      $858,935         $374,566
      Total liabilities ..................................      $569,360         $266,832
      Net income .........................................      $ 11,753         $  5,473

                          HIGHWOODS PROPERTIES, INC.

3. MORTGAGES AND NOTES PAYABLE

     Mortgages and notes payable consisted of the following at December 31, 2000 and 1999:


                                                                  2000           1999
                                                             -------------   ------------
                                                                    (in thousands)
         Mortgage notes payable:
           9.0% mortgage note due 2005 ...................    $   37,697     $   38,400
           8.1% mortgage note due 2005 ...................        29,328         29,914
           8.2% mortgage note due 2007 ...................        71,183         42,167
           7.8% mortgage note due 2009 ...................        92,840         94,024
           7.9% mortgage note due 2009 ...................        92,861         94,027
           7.8% mortgage note due 2010 ...................       136,836             --
           8.0% mortgage notes due 2013 ..................            --         59,064
           6.0% to 10.5% mortgage notes due between
            2000 and 2022 ................................       129,736        185,080
           Industrial Revenue Bonds due 2015 .............        37,000         37,000
           Variable rate mortgage note due 2001 ..........         8,199             --
           Variable rate mortgage notes due 2021 .........            --          1,889
                                                              ----------     ----------
                                                                 635,680        581,565
                                                              ----------     ----------
         Unsecured indebtedness:
           6.75% notes due 2003 ..........................    $  100,000     $  100,000
           8.0% notes due 2003 ...........................       146,500        150,000
           7.0% notes due 2006 ...........................       110,000        110,000
           7.125% notes due 2008 .........................       100,000        100,000
           8.125% notes due 2009 .........................        50,000         50,000
           7.19% notes due 2011 ..........................       100,000        100,000
           6.835% notes due 2013 .........................       125,000        125,000
           7.5% notes due 2018 ...........................       200,000        200,000
           Variable rate note due 2002 ...................        19,839         20,552
           Revolving loan due 2001 and 2003 ..............            --        229,000
                                                              ----------     ----------
                                                                 951,339      1,184,552
                                                              ----------     ----------
                         Total ...........................    $1,587,019     $1,766,117
                                                              ==========     ==========

Secured Indebtedness

     Mortgage notes payable were secured by real estate assets with an aggregate carrying value of $1.0 billion at December 31, 2000.


Unsecured Indebtedness

     On June 24, 1997, the Operating Partnership sold $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"). The Put Option Notes bear an interest rate of 7.19%. Under certain circumstances, the Put Option Notes could become subject to early maturity on June 15, 2004.

     On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835%. Under certain circumstances, the MOPPRS could become subject to early maturity on January 31, 2003.

     On December 14, 2000, the Company obtained its new $300.0 million revolving loan (the "Revolving Loan") from a group of 10 lender banks. The Revolving Loan matures in December 2003 and replaces the Company's previous $450.0 million revolving credit facility. The Revolving Loan carries an interest rate based upon the Company's senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 85 basis points. The

                          HIGHWOODS PROPERTIES, INC.

3. MORTGAGES AND NOTES PAYABLE -- Continued

Revolving Loan also includes a $150.0 million competitive bid sub-facility. At December 31, 2000, the Company had not borrowed any funds under the Revolving Loan. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to .20% of the aggregate amount of the Revolving Loan and require compliance with certain financial covenants. At December 31, 2000, the Company was in compliance with these covenants.


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

     The following table sets forth information regarding the Company's interest rate hedge contracts as of December 31, 2000 ($ in thousands):



                   Notional     Maturity                                   Fixed        Fair Market
 Type of Hedge      Amount        Date           Reference Rate            Rate            Value
---------------   ----------   ----------   -----------------------   --------------   ------------
Swap               $19,839      6/10/02     1-Month LIBOR + 0.75%     6.95%               $ (125)
Collar             $80,000     10/01/01     1-Month LIBOR             5.60 - 6.25%        $   (2)
Cap                $ 8,434      6/15/01     1-Month LIBOR             7.75%               $   --

     The interest rate on all of the Company's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net receipts/(payments) made to counterparties under interest rate hedge contracts were ($206,894), $304,720 and $48,000 in 2000, 1999 and 1998,
respectively, and were recorded as (decreases)/increases to interest expense.

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

                          HIGHWOODS PROPERTIES, INC.

3. MORTGAGES AND NOTES PAYABLE -- Continued

Other Information

     The aggregate maturities of the mortgage and notes payable at December 31, 2000 are as follows:


Year of Maturity                    Principal Amount
--------------------------------   -----------------
                                     (in thousands)
  2001 .........................       $   19,226
  2002 .........................           58,455
  2003 .........................          262,031
  2004 .........................           13,957
  2005 .........................           80,944
  Thereafter ...................        1,152,406
                                       ----------
                                       $1,587,019
                                       ==========

     Total interest capitalized was approximately $23,669,000, $29,147,000 and $17,968,000 in 2000, 1999 and 1998, respectively.


4. EMPLOYEE BENEFIT PLANS

Management Compensation Program

     The Company's executive officers participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive's target level bonus is determined by competitive analysis and the executive's ability to influence overall performance of the Company and, assuming certain levels of the Company's performance, ranges from 40% to 85% of base salary depending on position in the Company. The eligible bonus percentage for each executive is determined by a weighted average of the Company's actual performance versus its annual plan using the following measures: return on invested capital; growth in funds from operations ("FFO") per share; property level cash flow as a percentage of plan; general and administrative expenses as a percentage of revenue; and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company's targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company's performance, annual incentive bonuses could range from zero to 200% of an executive's target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

     Beginning on January 1, 1999, the Company established a Shareholder Value Plan which allows executive officers to participate in a long term incentive plan which includes annual grants of stock options and restricted shares. The mix of awards varies by position in the Company. The stock options vest ratably over four years. The restricted shares vest 50% after three years and 50% after five years. The

                          HIGHWOODS PROPERTIES, INC.

4. EMPLOYEE BENEFIT PLANS -- Continued

awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:


                                                                             2000
                                                                         ------------
         Restricted shares outstanding at January 1, 2000 ............           --
         Number of restricted shares awarded .........................      112,903
         Restricted shares repurchased or cancelled ..................       (7,958)
                                                                            -------
         Restricted shares outstanding at December 31, 2000 ..........      104,945
                                                                            =======
         Annual expense, net .........................................     $561,000
                                                                           ========
         Average fair value per share ................................     $  24.19
                                                                           ========

     The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Common Stock plus the dividends on those shares exceeds a comparable index of the Company's peers over a three year period. The payout for this program is determined by the Company's percent change in shareholder return compared to the composite index of its peer group. If the Company's performance is not at least 100% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle begins each year under this program.

     In September 2000, the Company established a deferred compensation plan pursuant to which various executive officers could elect to defer a portion of the compensation that would otherwise be paid to the executive officer for investment in units of phantom stock. The maximum amount any executive officer can elect to defer for investment in units of phantom stock in any year is 25% each of his gross base salary and annual incentive bonus. At the end of each calendar quarter, any executive officer that elects to defer compensation in such a manner is credited with units of phantom stock at a 15% discount. Payouts will generally be made five years after the end of the calendar year in which units of phantom stock were credited.


401(k) Savings Plan

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6.0% of compensation deferred at the rate of 75.0% of employee contributions. During 2000, 1999 and 1998, the Company contributed $955,303, $763,319, and $588,000, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.


Employee Stock Purchase Plan

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 85% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may not invest more than $7,500 per quarter. Employees purchased 55,593 and 29,214 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2000 and 1999, respectively.

                          HIGHWOODS PROPERTIES, INC.

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

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2000, are as follows (in thousands):



  2001 ......................   $  425,080
  2002 ......................      394,587
  2003 ......................      342,600
  2004 ......................      285,812
  2005 ......................      229,350
  Thereafter ................      839,586
                                ----------
                                $2,517,015
                                ==========

6. RELATED PARTY TRANSACTIONS

     The Company makes advances to Highwoods Services, Inc. for working capital purposes. These advances bear interest at a rate of 8% per annum, are due on demand and totaled $27.1 million at December 31, 2000, and $15.1 million at December 31, 1999. The Company recorded interest income from these advances of $1.2 million, $1.1 million and $826,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     During 2000, the Company sold certain properties encompassing 2.0 million square feet to an entity controlled by a former executive officer and director for approximately $169.0 million, consisting of cash, shares of Common Stock, Common Units and the waiver and/or termination of certain outstanding obligations existing under various agreements between the Company and such former executive officer and director.


7. STOCKHOLDERS' EQUITY

Common Stock Distributions

     Distributions paid on Common Stock were $2.25, $2.19 and $2.10 per share for the years ended December 31, 2000, 1999 and 1998, respectively.

                          HIGHWOODS PROPERTIES, INC.

7. STOCKHOLDERS' EQUITY -- Continued

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:


                                            2000         1999         1998
                                         ----------   ----------   ----------
  Per share:
  Ordinary income ....................    $  1.67      $  1.70      $  1.84
  Capital gains ......................        .58          .49          .01
  Return of capital ..................         --           --          .25
                                          -------      -------      -------
  Total ..............................    $  2.25      $  2.19      $  2.10
                                          =======      =======      =======

     The Company's tax returns for the year ended December 31, 2000 have not been filed, and the taxability information for 2000 is based upon the best available data. The Company's tax returns have not been examined by the IRS, and therefore the taxability of distributions is subject to change.

     As of December 31, 2000, the tax basis of the Company's assets was $3,178,835,000.

     On January 30, 2001, the Board of Directors declared a Common Stock distribution of $.57 per share payable on February 22, 2001, to stockholders of record on February 9, 2001.


Preferred Stock

     On February 12, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $86.25 distribution paid per Series A Preferred Share in 2000, $67.14 will be taxed as ordinary income and $19.11 will be taxed as capital gain.

     On September 25, 1997, the Company issued 6,900,000 8% Series B Cumulative Redeemable Preferred Shares (the "Series B Preferred Shares"). The Series B Preferred Shares are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $2.00 distribution paid per Series B Preferred Share 2000, $1.56 will be taxed as ordinary income and $0.44 will be taxed as capital gain.

     On April 23, 1998, the Company issued 4,000,000 depositary shares (the "Series D Depositary Shares"), each representing a 1/10 fractional interest in an 8% Series D Cumulative Redeemable Preferred

                          HIGHWOODS PROPERTIES, INC.

7. STOCKHOLDERS' EQUITY -- Continued

Share (the "Series D Preferred Shares"). The Series D Preferred Shares are non-voting and have a liquidation preference of $250 per share for an aggregate liquidation preference of $100 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $96.8 million. Holders of Series D Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8% of the liquidation preference per annum (equivalent to $20.00 per share). On or after April 23, 2003, the Series D Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $20.00 distribution paid per Series D Preferred Share in 2000, $15.57 will be taxed as ordinary income and $4.43 will be taxed as capital gain.


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

                          HIGHWOODS PROPERTIES, INC.

7. STOCKHOLDERS' EQUITY -- Continued

Stock Repurchase

     On December 14, 1999, the Company announced that its board of directors had authorized a share repurchase plan pursuant to which the Company may, at its sole discretion, repurchase up to 10.0 million shares of its outstanding Common Stock and Common Units. As of December 31, 2000, the Company had used net proceeds from its disposition activity, either through direct payments or repayment of borrowings under the Revolving Loan, to repurchase 5.4 million shares of Common Stock and Common Units through periodic open market or privately negotiated transactions at a weighted average price of $23.36 per share.


8. EARNINGS PER SHARE

     FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the "treasury stock" method. Earnings per share data are required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.

                          HIGHWOODS PROPERTIES, INC.

8. EARNINGS PER SHARE -- Continued

     The following table sets forth the computation of basic and diluted earnings per share:


                                                                           2000              1999             1998
                                                                     ---------------   ---------------   --------------
                                                                          (in thousands, except per share amounts)
 Numerator:
  Income before minority interest and extraordinary item .........      $157,189          $166,213         $150,372
  Non-convertible preferred stock dividends (4) ..................       (32,580)          (32,580)         (30,092)
  Minority interest ..............................................       (18,991)          (20,779)         (24,335)
  General partner's portion of extraordinary item ................        (4,711)           (7,341)            (387)
                                                                        ---------         ---------        --------
 Numerator for basic earnings per share -- income available
    to common shareholders .......................................      $100,907          $105,513         $ 95,558
  Effect of dilutive securities:
    Minority interest ............................................            --(1)             --(2)            --(3)
    Minority interest portion of extraordinary item ..............            --(1)             --(2)            --(3)
                                                                        ----------        ----------       ----------
                                                                              --(1)             --(2)            --(3)
 Numerator for diluted earnings per share -- net
  income available to common shareholders -- after
  assumed conversions ............................................      $100,875          $105,513         $ 95,558
 Denominator:
 Denominator for basic earnings per share --
  weighted-average shares ........................................        59,175            61,443           54,791
  Effect of dilutive securites:
    Employee stock options (4) ...................................           162                78              240
    Warrants (4) .................................................            10                 8               45
    Common Units converted .......................................            --(1)             --(2)            --(3)
                                                                        ----------        ----------       ----------
  Dilutive potential common shares ...............................           172                86              285
 Denominator for diluted earnings per share --
  adjusted weighted average shares and assumed
  conversions ....................................................        59,347            61,529           55,076
 Basic earnings per share ........................................      $   1.70          $   1.72         $   1.74
                                                                        ==========        ==========       ==========
 Diluted earnings per share ......................................      $   1.70          $   1.71         $   1.74
                                                                        ==========        ==========       ==========

----------
(1) 8.4 million Common Units and the related $19.0 million in minority interest, net of $584,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(2) 9.3 million Common Units and the related $20.8 million in minority interest, net of $959,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(3) 10.5 million Common Units and the related $24.3 million in minority interest, net of $62,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(4) 7.7 million Common Units and the related $15.1 million in minority interest, net of $1.1 million of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

   For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 4, 7 and 9.

                          HIGHWOODS PROPERTIES, INC.

9. STOCK OPTIONS AND WARRANTS

     As of December 31, 2000, 6,000,000 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

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

     Under SFAS 123, a public entity must estimate the fair value of a stock option by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS 123 provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Company used to develop its pro forma disclosures. However, as previously noted, the Company does not believe that such models provide a reliable single measure of the fair value of employee stock options. Furthermore, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2000 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.78% and 6.67%, dividend yield of 10.91% and a weighted average expected life of the options of five years. The fair value of the options granted in 1999 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 4.21% and 6.81%, dividend yield of 10.65% and a weighted average expected life of the options of five years. The fair value of the options granted in 1998 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 3.29% and 6.01%, dividend yield of 9.0% and a weighted average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the dates of grant for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                          HIGHWOODS PROPERTIES, INC.

9. STOCK OPTIONS AND WARRANTS -- Continued

                                                                           Year ended
                                                                          December 31
                                                          --------------------------------------------
                                                               2000            1999           1998
                                                          -------------   -------------   ------------
                                                            (dollars in thousands, except per share
                                                                            amounts)
Net income -- as reported .............................     $ 100,907       $ 105,513     $95,558
Net income -- pro forma ...............................     $  98,468       $ 103,181     $93,394
Net income per share -- basic (as reported) ...........     $    1.70       $    1.72     $  1.74
Net income per share -- diluted (as reported) .........     $    1.70       $    1.71     $  1.74
Net income per share -- basic (pro forma) .............     $    1.66       $    1.68     $  1.70
Net income per share -- diluted (pro forma) ...........     $    1.66       $    1.68     $  1.70

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 2000, 1999 and 1998:



                                               Options Outstanding
                                          -----------------------------
                                                             Weighted
                                                              Average
                                               Number         Exercise
                                             of Shares         Price
                                          ---------------   -----------
Balances at December 31, 1997 .........       3,322,997      $  30.40
Options granted .......................         737,754         27.21
Options canceled ......................         (11,800)        31.11
Options exercised .....................         (25,400)        21.98
                                              ---------      --------
Balances at December 31, 1998 .........       4,023,551         29.83
Options granted .......................       1,091,051         22.24
Options canceled ......................        (614,328)        30.82
Options exercised .....................        (100,840)        19.91
                                              ---------      --------
Balances at December 31, 1999 .........       4,399,434         28.01
Options granted .......................       1,050,204         20.96
Options canceled ......................      (2,072,453)        32.17
Options exercised .....................        (103,527)        16.87
                                             ----------      --------
Balances at December 31, 2000 .........       3,273,658      $  23.06
                                             ==========      ========

                                             Options Exercisable
                                          -------------------------
                                                          Weighted
                                                          Average
                                           Number of      Exercise
                                             Shares        Price
                                          -----------   -----------
December 31, 1998 .....................   1,315,898       $ 26.65
December 31, 1999 .....................   1,227,004       $ 26.47
December 31, 2000 .....................   1,242,629       $ 24.45

     Exercise prices for options outstanding as of December 31, 2000 ranged from $9.54 to $35.88. The weighted average remaining contractual life of those options is 7.5 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2000, 1999 and 1998 was $0.90, $0.68 and $2.98, respectively.


Warrants

     In connection with various acquisitions in 1997, 1996 and 1995, the Company issued warrants to purchase shares of Common Stock.

                          HIGHWOODS PROPERTIES, INC.

9. STOCK OPTIONS AND WARRANTS -- Continued

     The following table sets forth information regarding warrants outstanding as of December 31, 2000:



                                Number of      Exercise
Date of Issuance                 Warrants       Price
----------------------------   -----------   -----------
     February 1995 .........      35,000       $ 21.00
     April 1996 ............     150,000       $ 28.00
     October 1997 ..........     538,035       $ 32.50
     December 1997 .........     120,000       $ 34.13
                                 -------
      Total ................     843,035
                                 =======

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the respective dates of issuance. All warrants are exercisable from the dates of issuance. The warrants granted in October 1997 do not have an expiration date.


10. COMMITMENTS AND CONTINGENCIES


Lease

     Certain properties in the Company's wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

     For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

     For one property, the Company has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $1,800,000 to $2,200,000 depending on the exercise date.

     The obligation for future minimum lease payments is as follows (in thousands):


  2001 .....................   $ 1,236
  2002 .....................     1,211
  2003 .....................     1,194
  2004 .....................     1,194
  2005 .....................     1,194
  Thereafter ...............    48,840
                               -------
                               $54,869
                               =======

Litigation

     On October 2, 1998, John Flake, a former stockholder of J.C. Nichols Company, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 and Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment

                          HIGHWOODS PROPERTIES, INC.

10. COMMITMENTS AND CONTINGENCIES -- Continued

motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The terms of that settlement are now being documented. The Company does not believe the settlement will have a material adverse effect on its business, financial condition or results of operations.

     In addition, the Company is a party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company's business, financial condition and results of operations.


Contracts

     The Company has entered into construction contracts totaling $417.4 million at December 31, 2000. The amounts remaining on these contracts as of December 31, 2000 totaled $81.5 million.

     The Company has entered into various contracts under which it is committed to acquire 97.4 acres of land over a three year period for an aggregate purchase price of approximately $11.5 million.


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


11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 were as follows:

                          HIGHWOODS PROPERTIES, INC.

11. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- Continued


                                                       Carrying          Fair
                                                        Amount          Value
                                                    -------------   -------------
                                                           (in thousands)
          Cash and cash equivalents .............   $  104,780      $  104,780
          Accounts and notes receivable .........   $  104,921      $  104,921
          Mortgages and notes payable ...........   $1,587,019      $1,613,783
          Interest rate hedge contracts .........   $      554      $     (127)

     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 2000, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair values of the Company's interest rate hedge contracts represent the estimated amount the Company would receive or pay to terminate or replace the financial instruments at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 2000. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

12. ACQUISITION AND DISPOSITIONS

     On July 13, 1998, the Company completed its acquisition of J.C. Nichols Company ("JCN"), a Missouri real estate operating company, pursuant to a merger agreement dated December 22, 1997 and amended on April 29, 1998. The aggregate consideration totaled $544.0 million and consisted of the issuance of approximately 5.63 million shares of the Company's Common Stock, the assumption of approximately $229.0 million of debt, approximately $15.0 million in transaction costs and a cash payment of approximately $120.0 million, net of cash acquired of approximately $59.0 million. The merger was accounted for under the purchase method of accounting. The results of operations of JCN have been included in the Company's financial statements for the period from July 13, 1998 to December 31, 1998. Unaudited pro forma information is provided in Note 13 as if the acquisition of JCN had occurred at the beginning of 1998.

     During 1999, the Company sold approximately 3.3 million rentable square feet of office and industrial properties, 49 acres of development land in the South Florida area and 36 in-service central Florida office properties encompassing 2.1 million rentable square feet for gross proceeds of approximately $488.3 million. In addition, the Company sold approximately 2.9 million rentable square feet of office and industrial properties for gross proceeds of $208.1 million. The Company recorded a gain of $8.7 million related to these dispositions.

     In addition to the properties sold or contributed to the joint ventures, during 2000, as discussed in Note 2, the Company sold approximately 4.8 million rentable square feet of office and industrial properties and 272.0 acres of development land for gross proceeds of $369.5 million. Since December 31, 2000, the Company has sold 76,000 square feet of office properties and 277 apartment units for gross proceeds of $46.8 million.

                          HIGHWOODS PROPERTIES, INC.

13. SUPPLEMENTAL PRO FORMA INFORMATION (UNAUDITED)
     The following unaudited pro forma information has been prepared assuming the acquisition of J.C. Nichols Company occurred as of January 1, 1998 (in thousands, except per share amounts):


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

                          HIGHWOODS PROPERTIES, INC.

14. SEGMENT INFORMATION -- Continued

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2000, 1999 and 1998:


                                                                              Year Ended December 31,
                                                                   ----------------------------------------------
                                                                        2000            1999            1998
                                                                   -------------   -------------   --------------
                                                                                   (in thousands)
Rental Income:
Office segment .................................................    $  445,223      $  466,027       $  428,792
Industrial segment .............................................        44,559          51,168           48,134
Retail segment .................................................        36,127          32,799           13,922
Apartment segment ..............................................        17,474          16,822            9,374
                                                                    ----------      ----------       ----------
Total Rental Income ............................................    $  543,383      $  566,816       $  500,222
                                                                    ==========      ==========       ==========
Net Operating Income:
Office segment .................................................    $  310,955      $  319,209       $  292,774
Industrial segment .............................................        37,417          42,361           39,392
Retail segment .................................................        25,054          21,685            8,869
Apartment segment ..............................................        10,190           9,486            4,864
                                                                    ----------      ----------       ----------
Total Net Operating Income .....................................    $  383,616      $  392,741       $  345,899
Reconciliation to income before minority interest and
  extraordinary item:
Equity in earnings of unconsolidated affiliates ................         3,863           1,185              430
Cost of unsuccessful transactions ..............................            --          (1,500)              --
Gain on disposition of assets ..................................         4,659           8,679            1,716
Interest and other income ......................................        19,185          16,934           11,819
Interest expense ...............................................      (112,827)       (117,134)         (97,011)
General and administrative expenses ............................       (21,864)        (22,345)         (20,776)
Depreciation and amortization ..................................      (119,443)       (112,347)         (91,705)
                                                                    ----------      ----------       ----------
Income before minority interest and extraordinary item .........    $  157,189      $  166,213       $  150,372
                                                                    ==========      ==========       ==========

                                                                                    At December 31,
                                                                   -------------------------------------------------
                                                                       2000            1999             1998
                                                                    -----------     -----------     ------------
Total Assets:
Office segment .................................................    $2,661,914      $3,002,953       $3,268,124
Industrial segment .............................................       299,660         435,022          495,675
Retail segment .................................................       273,023         258,853          239,555
Apartment segment ..............................................       118,144         118,549          139,093
Corporate and other ............................................       348,861         200,820          171,886
                                                                   -----------     -----------     ------------
Total Assets ...................................................    $3,701,602      $4,016,197       $4,314,333
                                                                   ===========     ===========     ============

15. SUBSEQUENT EVENTS (UNAUDITED)

     From January 1, 2001 to March 8, 2001, the Company repurchased 2.6 million shares of Common Stock and Common Units at a weighted average price of $25.19 per share/unit for an aggregate purchase price of approximately $65.1 million.

                          HIGHWOODS PROPERTIES, INC.

15. SUBSEQUENT EVENTS -- Continued

     In 1999, legislation affecting REITs was enacted that became effective January 1, 2001. As part of this legislation, REITs are permitted to own, directly or indirectly, taxable subsidiaries through which the REIT can provide non-customary services to its tenants without tainting the rents received by the REIT. Highwoods Services, Inc, was converted, tax-free, into a taxable REIT subsidiary on January 1, 2001.


16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

     Selected quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:


                                                                 For the year ended December 31, 2000
                                         -------------------------------------------------------------------------------------
                                          First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                                         ---------------   ----------------   ---------------   ----------------   -----------
Total Revenue ........................      $141,159          $ 145,121          $138,986           $141,165        $ 566,431
                                            --------          ---------          --------           --------        ---------
Income before cost of
  unsuccessful transactions,
  gain/(loss) on disposition of
  assets, minority interest and
  extraordinary item .................        40,506             40,537            35,938             35,549          152,530
Gain/(loss) on disposition of
  assets .............................         6,946            (26,062)           10,552             13,223            4,659
                                            --------          ---------          --------           --------        ---------
Income before minority
  interest and extraordinary
  item ...............................        47,452             14,475            46,490             48,772          157,189
Minority interest ....................        (6,020)            (1,822)           (5,298)            (5,851)         (18,991)
Extraordinary item -- loss on
  early extinguishment of
  debt ...............................          (195)              (839)           (3,310)              (367)          (4,711)
                                            --------          ---------          --------           --------        ---------
Net income ...........................        41,237             11,814            37,882             42,554          133,487
Dividends on preferred stock .........        (8,145)            (8,145)           (8,145)            (8,145)         (32,580)
                                            --------          ---------          --------           --------        ---------
Net income available for
  common shareholders ................      $ 33,092          $   3,669          $ 29,737           $ 34,409        $ 100,907
                                            ========          =========          ========           ========        =========
Net income per common
  share -- basic:
  Income before
   extraordinary item ................      $   0.55          $    0.08          $   0.56           $   0.59        $    1.78
  Extraordinary item -- loss
   on early extinguishment
   of debt ...........................            --              (0.01)            (0.06)             (0.01)           (0.08)
                                            --------          ---------          --------           --------        ---------
  Net income .........................      $   0.55          $    0.07          $   0.50           $   0.58        $    1.70
                                            ========          =========          ========           ========        =========

Net income per common
  share -- diluted:
  Income before
   extraordinary item ................      $   0.55          $    0.08          $   0.56           $   0.59        $    1.78
  Extraordinary item -- loss
   on early extinguishment
   of debt ...........................            --              (0.01)            (0.06)             (0.01)           (0.08)
                                            --------          ---------          --------           --------        ---------
  Net income .........................      $   0.55          $    0.07          $   0.50           $   0.58        $    1.70
                                            ========          =========          ========           ========        =========

                          HIGHWOODS PROPERTIES, INC.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): -- Continued


                                                              For the year ended December 31, 1999
                                      -------------------------------------------------------------------------------------
                                       First Quarter     Second Quarter     Third Quarter     Fourth Quarter       Total
                                      ---------------   ----------------   ---------------   ----------------   -----------
Total Revenue .....................      $152,205           $147,842          $140,627           $144,261        $ 584,935
                                         --------           --------          --------           --------        ---------
Income before cost of
  unsuccessful transactions,
  gain on disposition of assets,
  minority interest and
  extraordinary item ..............        40,291             39,713            42,215             36,815          159,034
Cost of unsuccessful
  transactions ....................            --                 --                --             (1,500)          (1,500)
Gain on disposition of assets .....           569              1,524               846              5,740            8,679
                                         --------           --------          --------           --------        ---------
Income before minority interest
  and extraordinary item ..........        40,860             41,237            43,061             41,055          166,213
Minority interest .................        (5,826)            (4,879)           (5,065)            (5,009)         (20,779)
Extraordinary item -- loss on
  early extinguishment of debt.....            --               (777)           (4,997)            (1,567)          (7,341)
                                         --------           --------          --------           --------        ---------
Net income ........................        35,034             35,581            32,999             34,479          138,093
Dividends on preferred stock ......        (8,145)            (8,145)           (8,145)            (8,145)         (32,580)
                                         --------           --------          --------           --------        ---------
Net income available for
  common shareholders .............      $ 26,889           $ 27,436          $ 24,854           $ 26,334        $ 105,513
                                         ========           ========          ========           ========        =========
Net income per common
  share -- basic:
  Income before
   extraordinary item .............      $   0.45           $   0.46          $   0.48           $   0.45        $    1.84
  Extraordinary item -- loss
   on early extinguishment
   of debt ........................            --              (0.01)            (0.08)             (0.03)           (0.12)
                                         --------           --------          --------           --------        ---------
  Net income ......................      $   0.45           $   0.45          $   0.40           $   0.42        $    1.72
                                         ========           ========          ========           ========        =========

Net income per common
  share -- diluted:
  Income before
   extraordinary item .............      $   0.45           $   0.46          $   0.48           $   0.44        $    1.83
  Extraordinary item -- loss
   on early extinguishment
   of debt ........................            --              (0.01)            (0.08)             (0.03)           (0.12)
                                         --------           --------          --------           --------        ---------
  Net income ......................      $   0.45           $   0.45          $   0.40           $   0.41        $    1.71
                                         ========           ========          ========           ========        =========

                           HIGHWOODS PROPERTIES, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000
                                (in thousands)

                                                                          Cost Capitalized
                                                                             Subsequent
                                                  Initial Cost             to Acquisition
                                               --------------------- --------------------------
                                    2000                Building &                 Building &
          Description           Encumbrance    Land    Improvements      Land     Improvements
------------------------------ ------------- -------- -------------- ----------- --------------
Asheville, NC
Ridgefield I                         --         636        3,607          (636)      (3,607)
Ridgefield II                        --         910        5,157          (910)      (5,157)
Ridgefield III                       --         743        4,722          (743)      (4,722)
Ridgefield IV                        --         791           --            --           --
Atlanta, GA
Two Point Royal                      --       1,793       14,951            --          294
400 North Business Park              --         979        6,112            --          189
50 Glenlake                          --       2,500       20,000            --          242
6348 Northeast Expressway         1,319         277        1,629            --          105
6438 Northeast Expressway         1,495         181        2,225            --           77
Bluegrass Lakes                      --         816        3,775            --          (11)
Bluegrass Place 1                    --         491        2,016            --           25
Bluegrass Place 2                    --         412        2,529            --           41
Bluegrass Valley 1                   --       1,363           --            --        3,641
Bluegrass Land Site V10              --       1,812           --            --           --
Bluegrass Land Site V14              --       1,419           --            --           --
1700 Century Circle                  --          --        2,456            --           --
1700 Century Center                  --       1,115        3,148            --          514
1800 Century Boulevard               --       1,441       28,939            --          608
1875 Century Boulevard               --          --        8,790            --          376
1900 Century Boulevard               --          --        4,721            --          605
2200 Century Parkway                 --          --       14,274            --        1,302
2400 Century Center                  --          --       14,970            --           20
2600 Century Parkway                 --          --       10,254            --        1,058
2635 Century Parkway                 --          --       21,083            --        1,268
2800 Century Parkway                 --          --       19,963            --          385
Chattahoochee Avenue                 --         248        1,817            --          241
Chastain Place I                     --         472        3,011            --          924
Chastain Place II                    --         607        2,097            --            8
Chastain Place III                   --         539        1,662            --           (9)
Corporate Lakes Distribution         --       1,275        7,227            --          503
 Center
Cosmopolitan North                   --       2,855        4,155            --          900
Century Plaza 1                      --       1,290        8,425            --          164
Century Plaza 2                      --       1,380        7,589            --          186
Century Plaza 3                      --         570           --            --           --
Deerfield Land                       --         879           --          (879)          --
Deerfield 1                          --       1,194        2,612        (1,194)      (2,612)
Deerfield 3                          --          --           --            --           --
EKA Chemical                         --         609        9,883            --            3
1035 Fred Drive                      --         270        1,239            --           31
1077 Fred Drive                      --         384        1,191          (384)      (1,191)
5125 Fulton Industrial Blvd          --         578        3,116            --           92
Fulton Corporate Center              --         542        2,042          (542)      (2,042)
10 Glenlake                          --       3,021       30,966        (3,021)     (30,856)
Gwinnett Distribution                --       1,128        5,943            --          399
 Center
Kennestone Corporate                 --         518        4,874            --          247
 Center
Lavista Business Park                --         821        5,244            --          619
Norcross, I, II                      --         326        1,979            --           81
Nortel                               --       3,342       32,109            --           14
Newpoint Place I                     --         825        3,799            --           20
Newpoint Place II                    --       1,436        3,321            47          556
Newpoint Place III                   --         661        1,866            --          694
Newpoint Place IV                    --          --           --            --           --
Newpoint Place                       --         187           --         3,039           10
Oakbrook I                           (6)        873        4,948            --          144


                                        Gross Amount at
                               Which Carried at Close of Period
                               ---------------------------------                                  Life on
                                                                                                   Which
                                          Building &               Accumulated      Date of     Depreciation
          Description            Land    Improvements    Total    Depreciation   Construction   is Computed
------------------------------ -------- -------------- --------- -------------- -------------- -------------
Asheville, NC
Ridgefield I                       --           --          --           --     1987             5-40 yrs.
Ridgefield II                      --           --          --           --     1989             5-40 yrs.
Ridgefield III                     --           --          --           --     1998             5-40 yrs.
Ridgefield IV                     791           --         791           --     N/A                 N/A
Atlanta, GA
Two Point Royal                 1,793       15,245      17,038        1,210     1997             5-40 yrs.
400 North Business Park           979        6,301       7,280          619     1985             5-40 yrs.
50 Glenlake                     2,500       20,242      22,742        1,648     1997             5-40 yrs.
6348 Northeast Expressway         277        1,734       2,011          170     1978             5-40 yrs.
6438 Northeast Expressway         181        2,302       2,483          230     1981             5-40 yrs.
Bluegrass Lakes                   816        3,764       4,580          301     1999             5-40 yrs.
Bluegrass Place 1                 491        2,041       2,532          174     1995             5-40 yrs.
Bluegrass Place 2                 412        2,570       2,982          218     1996             5-40 yrs.
Bluegrass Valley 1              1,363        3,641       5,004           87     2000             5-40 yrs.
Bluegrass Land Site V10         1,812           --       1,812           --     1999             5-40 yrs.
Bluegrass Land Site V14         1,419           --       1,419           --     1999             5-40 yrs.
1700 Century Circle                --        2,456       2,456            3     1983             5-40 yrs.
1700 Century Center             1,115        3,662       4,777          552     1972             5-40 yrs.
1800 Century Boulevard          1,441       29,547      30,988        2,997     1975             5-40 yrs.
1875 Century Boulevard             --        9,166       9,166          961     1976             5-40 yrs.
1900 Century Boulevard             --        5,326       5,326          677     1971             5-40 yrs.
2200 Century Parkway               --       15,576      15,576        1,828     1971             5-40 yrs.
2400 Century Center                --       14,990      14,990        1,747     1998             5-40 yrs.
2600 Century Parkway               --       11,312      11,312        1,122     1973             5-40 yrs.
2635 Century Parkway               --       22,351      22,351        2,382     1980             5-40 yrs.
2800 Century Parkway               --       20,348      20,348        2,016     1983             5-40 yrs.
Chattahoochee Avenue              248        2,058       2,306          318     1970             5-40 yrs.
Chastain Place I                  472        3,935       4,407          721     1997             5-40 yrs.
Chastain Place II                 607        2,105       2,712          292     1998             5-40 yrs.
Chastain Place III                539        1,653       2,192          182     1999             5-40 yrs.
Corporate Lakes Distribution    1,275        7,730       9,005          928     1988             5-40 yrs.
 Center
Cosmopolitan North              2,855        5,055       7,910          738     1980             5-40 yrs.
Century Plaza 1                 1,290        8,589       9,879          294     1981             5-40 yrs.
Century Plaza 2                 1,380        7,775       9,155          257     1984             5-40 yrs.
Century Plaza 3                   570           --         570           --     1984             5-40 yrs.
Deerfield Land                     --           --          --           --     N/A                 N/A
Deerfield 1                        --           --          --           --     1999             5-40 yrs.
Deerfield 3                        --           --          --           --     N/A                 N/A
EKA Chemical                      609        9,886      10,495          690     1998             5-40 yrs.
1035 Fred Drive                   270        1,270       1,540          126     1973             5-40 yrs.
1077 Fred Drive                    --           --          --           --     1973             5-40 yrs.
5125 Fulton Industrial Blvd       578        3,208       3,786          337     1973             5-40 yrs.
Fulton Corporate Center            --           --          --           --     1973             5-40 yrs.
10 Glenlake                        --          110         110           --     1998             5-40 yrs.
Gwinnett Distribution           1,128        6,342       7,470          689     1991             5-40 yrs.
 Center
Kennestone Corporate              518        5,121       5,639          508     1985             5-40 yrs.
 Center
Lavista Business Park             821        5,863       6,684          679     1973             5-40 yrs.
Norcross, I, II                   326        2,060       2,386          206     1970             5-40 yrs.
Nortel                          3,342       32,123      35,465        2,241     1998             5-40 yrs.
Newpoint Place I                  825        3,819       4,644          707     1998             5-40 yrs.
Newpoint Place II               1,483        3,877       5,360          153     1999             5-40 yrs.
Newpoint Place III                661        2,560       3,221          302     1998             5-40 yrs.
Newpoint Place IV                  --           --          --           --     N/A                 N/A
Newpoint Place                  3,226           10       3,236           --     N/A                 N/A
Oakbrook I                        873        5,092       5,965          597     1981             5-40 yrs.

                                                                            Cost Capitalized
                                                                               Subsequent
                                                    Initial Cost             to Acquisition
                                               ----------------------- --------------------------
                                     2000                 Building &                 Building &
          Description           Encumbrance      Land   Improvements       Land    Improvements
------------------------------- -------------- -------- -------------- ----------- --------------
Oakbrook II                           (6)        1,579       8,388            --        1,199
Oakbrook III                          (6)        1,480       8,388            --          220
Oakbrook IV                           (6)          953       5,400            --          154
Oakbrook V                            (6)        2,206      12,501            --          348
Oakbrook Summitt                   4,497           950       6,572            --          447
Oxford Lake Business Center           --           855       7,014            --           99
Peachtree Corners Land                --         1,394          --          (386)          --
Peachtree Corners I                   --         1,923       5,100        (1,923)      (5,100)
Peachtree Corners II                  --         1,392       4,482        (1,392)      (4,482)
Southside Distribution                --           810       1,219            --        3,370
 Center
Highwoods Center I                    --           305       3,299            --           17
 @ Tradeport
HIW Center II at Tradeport            --           635       3,474            --          768
HIW Center III at Tradeport           --            --          --            --           --
Atlanta Tradeport                     --         6,694          --          (660)          23
Tradeport I                           --           557       2,669            --          173
Tradeport II                          --           557       3,456            --           57
Tradeport III                         --            --          --           668        3,812
Tradeport IV                          --            --          --            --           --
Baltimore, MD
Sportsman Club                        --        15,291          --         8,797           --
Charlotte, NC
4101 Stuart Andrew                    --            70         510            --          254
 Boulevard
4105 Stuart Andrew                    --            26         189            --           22
 Boulevard
4109 Stuart Andrew                    --            87         636            --           65
 Boulevard
4201 Stuart Andrew                    --           110         809            --           58
 Boulevard
4205 Stuart Andrew                    --           134         979            --           60
 Boulevard
4209 Stuart Andrew                    --            91         665            --           80
 Boulevard
4215 Stuart Andrew                    --           133         978            --           74
 Boulevard
4301 Stuart Andrew                    --           232       1,702            --          121
 Boulevard
4321 Stuart Andrew                    --            73         534            --           41
 Boulevard
4601 Park Square                      --         2,601       7,802            --          270
Alston & Bird                         --         2,362       5,379             4           40
First Citizens Building               --           647       5,528            --          493
Twin Lakes Distribution               --         2,816       6,570            --            1
 Center
Mallard Creek I                       --         1,248       4,142            --          143
Mallard Creek III                     --           845       4,762            --           82
Mallard Creek IV                      --           348       1,152            --            3
Mallard Creek V                       --         1,665       8,738            --        1,461
Mallard Creek VI                      --           834          --            --           --
NationsFord Business Park             --         1,206          --        (1,206)          --
Oakhill Land                          --         2,796          --            --           --
Oak Hill Business Park                (6)          750       4,248            --           93
 English
Oak Hill Business Park Laurel         (6)          471       2,671            --          398
Oak Hill Business Park+B150           --         1,403       5,611            --          611
 Live Oak
Oak Hill Business Park                (6)        1,073       6,078            --          446
 Scarlett
Oak Hill Business Park                (6)        1,243       7,044            --          634
 Twin Oak
Oak Hill Business Park                (6)          442       2,505            --          880
 Willow
Oak Hill Business Park Water          (6)        1,623       9,196            --          829
Pinebrook                             --           846       4,607            --          272
Parkway Plaza Building 1              --         1,110       4,741            --          670
Parkway Plaza Building 2              --         1,694       6,777            --        1,227

                                          Gross Amount at
                                Which Carried at Close of Period
                                --------------------------------                                  Life on
                                                                                                   Which
                                           Building &              Accumulated      Date of     Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction   is Computed
------------------------------- -------- -------------- -------- -------------- -------------- -------------
Oakbrook II                       1,579       9,587      11,166       1,430     1983             5-40 yrs.
Oakbrook III                      1,480       8,608      10,088       1,069     1984             5-40 yrs.
Oakbrook IV                         953       5,554       6,507         636     1985             5-40 yrs.
Oakbrook V                        2,206      12,849      15,055       1,559     1985             5-40 yrs.
Oakbrook Summitt                    950       7,019       7,969         781     1981             5-40 yrs.
Oxford Lake Business Center         855       7,113       7,968         740     1985             5-40 yrs.
Peachtree Corners Land            1,008          --       1,008          --     N/A                 N/A
Peachtree Corners I                  --          --          --          --     1999             5-40 yrs.
Peachtree Corners II                 --          --          --          --     1999             5-40 yrs.
Southside Distribution              810       4,589       5,399         451     1988             5-40 yrs.
 Center
Highwoods Center I                  305       3,316       3,621         346     1999             5-40 yrs.
 @ Tradeport
HIW Center II at Tradeport          635       4,242       4,877         258     1999             5-40 yrs.
HIW Center III at Tradeport          --          --          --          --     N/A                 N/A
Atlanta Tradeport                 6,034          23       6,057          --     N/A                 N/A
Tradeport I                         557       2,842       3,399         243     1999             5-40 yrs.
Tradeport II                        557       3,513       4,070         333     1999             5-40 yrs.
Tradeport III                       668       3,812       4,480           8     1999             5-40 yrs.
Tradeport IV                         --          --          --          --     N/A                 N/A
Baltimore, MD
Sportsman Club                   24,088          --      24,088          --     N/A                 N/A
Charlotte, NC
4101 Stuart Andrew                   70         764         834         224     1984             5-40 yrs.
 Boulevard
4105 Stuart Andrew                   26         211         237          43     1984             5-40 yrs.
 Boulevard
4109 Stuart Andrew                   87         701         788         109     1984             5-40 yrs.
 Boulevard
4201 Stuart Andrew                  110         867         977         144     1982             5-40 yrs.
 Boulevard
4205 Stuart Andrew                  134       1,039       1,173         165     1982             5-40 yrs.
 Boulevard
4209 Stuart Andrew                   91         745         836         127     1982             5-40 yrs.
 Boulevard
4215 Stuart Andrew                  133       1,052       1,185         173     1982             5-40 yrs.
 Boulevard
4301 Stuart Andrew                  232       1,823       2,055         286     1982             5-40 yrs.
 Boulevard
4321 Stuart Andrew                   73         575         648          87     1982             5-40 yrs.
 Boulevard
4601 Park Square                  2,601       8,072      10,673         567     1972             5-40 yrs.
Alston & Bird                     2,366       5,419       7,785         396     1965             5-40 yrs.
First Citizens Building             647       6,021       6,668       1,141     1989             5-40 yrs.
Twin Lakes Distribution           2,816       6,571       9,387         487     1991             5-40 yrs.
 Center
Mallard Creek I                   1,248       4,285       5,533         338     1986             5-40 yrs.
Mallard Creek III                   845       4,844       5,689         330     1990             5-40 yrs.
Mallard Creek IV                    348       1,155       1,503          76     1993             5-40 yrs.
Mallard Creek V                   1,665      10,199      11,864         460     1999             5-40 yrs.
Mallard Creek VI                    834          --         834          --     N/A                 N/A
NationsFord Business Park            --          --          --          --     N/A                 N/A
Oakhill Land                      2,796          --       2,796          --     N/A                 N/A
Oak Hill Business Park              750       4,341       5,091         500     1984             5-40 yrs.
 English
Oak Hill Business Park Laurel       471       3,069       3,540         435     1984             5-40 yrs.
Oak Hill Business Park+B150       1,403       6,222       7,625         898     1989             5-40 yrs.
 Live Oak
Oak Hill Business Park            1,073       6,524       7,597         808     1982             5-40 yrs.
 Scarlett
Oak Hill Business Park            1,243       7,678       8,921         911     1985             5-40 yrs.
 Twin Oak
Oak Hill Business Park              442       3,385       3,827         619     1982             5-40 yrs.
 Willow
Oak Hill Business Park Water      1,623      10,025      11,648       1,430     1985             5-40 yrs.
Pinebrook                           846       4,879       5,725         467     1986             5-40 yrs.
Parkway Plaza Building 1          1,110       5,411       6,521         758     1982             5-40 yrs.
Parkway Plaza Building 2          1,694       8,004       9,698       1,667     1983             5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                                  Initial Cost            to Acquisition
                                              --------------------- --------------------------
                                    2000               Building &                 Building &
          Description          Encumbrance     Land  Improvements       Land    Improvements
------------------------------ ------------- ------- -------------- ----------- --------------
Parkway Plaza Building 3            (3)       1,570       6,282            --          532
Parkway Plaza Building 6            --           --       2,438            --          526
Parkway Plaza Building 7            --           --       4,648            --          237
Parkway Plaza Building 8            --           --       4,698            --          203
Parkway Plaza Building 9            --           --       6,008            --           28
Parkway Plaza Building 10           --           --       2,328           160          217
Parkway Plaza Bldg 12               --          112       1,489            --          265
Parkway Plaza Bldg 14               --          483       6,077            --          440
Columbia, SC
Center Point I                      --        1,313       7,441            --           99
Center Point II                     --        1,183       8,724             1           12
Center Point V                      --          265       1,279            --          330
Center Point VI                     --          265          --            --           --
Fontaine I                          --        1,219       6,907            --          326
Fontaine II                         --          941       5,335            --          778
Fontaine III                        --          853       4,833            --           87
Fontaine V                          --          395       2,237            --            3
Piedmont Triad, NC
Concourse Center 1                  --          946       7,646           180           63
ECPI                                --          431       2,522            --           --
Bissell Land                        --          990          --            --           --
6348 Burnt Poplar                   --          721       2,883            --           26
6350 Burnt Poplar                   --          339       1,365            --           17
Chimney Rock A/B                    --        1,610       3,757             1          293
Chimney Rock C                      --          604       1,408            --            5
Chimney Rock D                      --          236         550            --            7
Chimney Rock E                      --        1,692       3,948             1           55
Chimney Rock F                      --        1,431       3,338             1            3
Chimney Rock G                      --        1,044       2,435             1           12
Deep River Corporate Center         --        1,033       5,855            --          310
Airpark East-Copier                 (2)         252       1,008           (29)         124
 Consultants
Airpark East-Building 1             (2)         377       1,510            --          101
Airpark East-Building 2             (2)         461       1,842            --           27
Airpark East-Building 3             (2)         321       1,283            --           85
Airpark East-HewlettPackard         (2)         149         727           315          205
Airpark East-Inacom Building        (2)         106         478           159          294
Airpark East-Simplex                (2)         103         526           168          259
Airpark East-Building A             (2)         541       2,913           (33)         550
Airpark East-Building B             (2)         779       3,200           (43)         381
Airpark East-Building C             (2)       2,384       9,535            --          668
Airpark East-Building D             (2)         271       3,213           579          727
Airpark East Expansion              --           --          --            36           --
Airpark East Land                   --        1,317          --        (1,317)          --
Airpark East-Service                (2)         275       1,099           (39)         133
 Center 1
Airpark East-Service                (2)         222         889           (31)         119
 Center 2
Airpark East-Service                (2)         304       1,214            --           66
 Center 3
Airpark East-Service                (2)         224         898            --          198
 Center 4
Airpark East-Service Court          (2)         194         774           (24)          57
Airpark East-Warehouse 1            (2)         384       1,535           (29)          67
Airpark East-Warehouse 2            (2)         372       1,488            --           86
Airpark East-Warehouse 3            (2)         370       1,480           (30)          49
Airpark East-Warehouse 4            (2)         657       2,628            --          179
Airpark East-Highland               (2)         175         699           (30)         386
206 South Westgate Drive            --           91         664           (91)        (664)
207 South Westgate Drive            --          138       1,012          (138)      (1,012)
300 South Westgate Drive            --           68         496           (68)        (496)
305 South Westgate Drive            --           30         220           (30)        (220)
307 South Westgate Drive            --           66         485           (66)        (485)
309 South Westgate Drive            --           68         496           (68)        (496)
311 South Westgate Drive            --           75         551           (75)        (551)
315 South Westgate Drive            --           54         396           (54)        (396)
317 South Westgate Drive            --           81         597           (81)        (597)

                                        Gross Amount at
                                Which Carried at Close of Period
                                ---------------------------------                                  Life on
                                                                                                    Which
                                           Building &               Accumulated      Date of     Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction    is Computed
------------------------------ --------- -------------- --------- -------------- -------------- -------------
Parkway Plaza Building 3         1,570        6,814       8,384        1,111     1984             5-40 yrs.
Parkway Plaza Building 6            --        2,964       2,964          591     1996             5-40 yrs.
Parkway Plaza Building 7            --        4,885       4,885          625     1985             5-40 yrs.
Parkway Plaza Building 8            --        4,901       4,901          617     1986             5-40 yrs.
Parkway Plaza Building 9            --        6,036       6,036          765     1984             5-40 yrs.
Parkway Plaza Building 10          160        2,545       2,705          453     1999             5-40 yrs.
Parkway Plaza Bldg 12              112        1,754       1,866           95     1999             5-40 yrs.
Parkway Plaza Bldg 14              483        6,517       7,000          331     1999             5-40 yrs.
Columbia, SC
Center Point I                   1,313        7,540       8,853          848     1988             5-40 yrs.
Center Point II                  1,184        8,736       9,920        1,190     1996             5-40 yrs.
Center Point V                     265        1,609       1,874          266     1997             5-40 yrs.
Center Point VI                    265           --         265           --     N/A                 N/A
Fontaine I                         574        7,233       7,807          792     1985             5-40 yrs.
Fontaine II                        941        6,113       7,054        1,154     1987             5-40 yrs.
Fontaine III                       853        4,920       5,773          569     1988             5-40 yrs.
Fontaine V                         395        2,240       2,635          242     1990             5-40 yrs.
Piedmont Triad, NC
Concourse Center 1               1,126        7,709       8,835          489     1999             5-40 yrs.
ECPI                               431        2,522       2,953           13     2000             5-40 yrs.
Bissell Land                       990           --         990           --     N/A                 N/A
6348 Burnt Poplar                  721        2,909       3,630          427     1990             5-40 yrs.
6350 Burnt Poplar                  339        1,382       1,721          203     1992             5-40 yrs.
Chimney Rock A/B                 1,611        4,050       5,661          257     1981             5-40 yrs.
Chimney Rock C                     604        1,413       2,017           96     1983             5-40 yrs.
Chimney Rock D                     236          557         793           37     1983             5-40 yrs.
Chimney Rock E                   1,693        4,003       5,696          273     1985             5-40 yrs.
Chimney Rock F                   1,432        3,341       4,773          229     1987             5-40 yrs.
Chimney Rock G                   1,045        2,447       3,492          166     1987             5-40 yrs.
Deep River Corporate Center      1,033        6,165       7,198          803     1989             5-40 yrs.
Airpark East-Copier                223        1,132       1,355          175     1990             5-40 yrs.
 Consultants
Airpark East-Building 1            377        1,611       1,988          269     1990             5-40 yrs.
Airpark East-Building 2            461        1,869       2,330          276     1986             5-40 yrs.
Airpark East-Building 3            321        1,368       1,689          229     1986             5-40 yrs.
Airpark East-HewlettPackard        464          932       1,396          225     1996             5-40 yrs.
Airpark East-Inacom Building       265          772       1,037          205     1996             5-40 yrs.
Airpark East-Simplex               271          785       1,056          172     1997             5-40 yrs.
Airpark East-Building A            508        3,463       3,971          682     1986             5-40 yrs.
Airpark East-Building B            736        3,581       4,317          684     1988             5-40 yrs.
Airpark East-Building C          2,384       10,203      12,587        1,611     1990             5-40 yrs.
Airpark East-Building D            850        3,940       4,790          804     1997             5-40 yrs.
Airpark East Expansion             (36)          --         (36)          --     N/A                 N/A
Airpark East Land                   --           --          --           --     N/A                 N/A
Airpark East-Service               236        1,232       1,468          238     1985             5-40 yrs.
 Center 1
Airpark East-Service               191        1,008       1,199          165     1985             5-40 yrs.
 Center 2
Airpark East-Service               304        1,280       1,584          232     1985             5-40 yrs.
 Center 3
Airpark East-Service               224        1,096       1,320          165     1985             5-40 yrs.
 Center 4
Airpark East-Service Court         170          831       1,001          144     1990             5-40 yrs.
Airpark East-Warehouse 1           355        1,602       1,957          256     1985             5-40 yrs.
Airpark East-Warehouse 2           372        1,574       1,946          261     1985             5-40 yrs.
Airpark East-Warehouse 3           340        1,529       1,869          232     1986             5-40 yrs.
Airpark East-Warehouse 4           657        2,807       3,464          451     1988             5-40 yrs.
Airpark East-Highland              145        1,085       1,230          122     1990             5-40 yrs.
206 South Westgate Drive            --           --          --           --     1986             5-40 yrs.
207 South Westgate Drive            --           --          --           --     1986             5-40 yrs.
300 South Westgate Drive            --           --          --           --     1986             5-40 yrs.
305 South Westgate Drive            --           --          --           --     1985             5-40 yrs.
307 South Westgate Drive            --           --          --           --     1985             5-40 yrs.
309 South Westgate Drive            --           --          --           --     1985             5-40 yrs.
311 South Westgate Drive            --           --          --           --     1985             5-40 yrs.
315 South Westgate Drive            --           --          --           --     1985             5-40 yrs.
317 South Westgate Drive            --           --          --           --     1985             5-40 yrs.

                                                                             Cost Capitalized
                                                                                Subsequent
                                                    Initial Cost              to Acquisition
                                              ----------------------- -----------------------------
                                    2000                 Building &                    Building &
          Description          Encumbrance      Land   Improvements        Land      Improvements
------------------------------ -------------- -------- -------------- -------------- --------------
319 South Westgate Drive             --            54         396            (54)          (396)
Inman Road Land                      --         2,357          --             --             --
7906 Industrial Village Road         --            62         455             --             23
7908 Industrial Village Road         --            62         455             --             34
7910 Industrial Village Road         --            62         455             --             47
Jefferson Pilot Land                608        13,560          --        (13,560)            --
Airpark North - DC1                  (2)          723       2,891             --            206
Airpark North - DC2                  (2)        1,094       4,375             --             95
Airpark North - DC3                  (2)          378       1,511             --            215
Airpark North - DC4                  (2)          377       1,508             --            141
Airpark North Land                   (2)          804          --             --             --
2606 Phoenix Drive-                  --            63         466             --             --
 100 Series
2606 Phoenix Drive-                  --            63         466             --             84
 200 Series
2606 Phoenix Drive-                  --            31         229             --            100
 300 Series
2606 Phoenix Drive-                  --            52         382             --             11
 400 Series
2606 Phoenix Drive-                  --            64         471             --             20
 500 Series
2606 Phoenix Drive-                  --            78         575             --             16
 600 Series
Network Construction                 --            --         533             --            200
Highwoods Park Blg I              4,461            --          --             --             --
Holden Rd.                           --            --          --             --             --
5 Dundas Circle                      --            72         531            (72)          (531)
7 Dundas Circle                      --            75         552            (75)          (552)
8 Dundas Circle                      --            84         617            (84)          (617)
302 Pomona Drive                     --            84         617            (84)          (617)
304 Pomona Drive                     --            22         163            (22)          (163)
306 Pomona Drive                     --            50         368            (50)          (368)
308 Pomona Drive                     --            72         531            (72)          (531)
9 Dundas Circle                      --            51         373            (51)          (373)
2616 Phoenix Drive                   --           135         990           (135)          (990)
500 Radar Road                       --           202       1,484             --            118
502 Radar Road                       --            39         285             --             80
504 Radar Road                       --            39         285             --             14
506 Radar Road                       --            39         285             --             12
Regency One-Piedmont                 --           515       2,347             --            579
 Center
Regency Two-Piedmont                 --           435       1,859             --            509
 Center
Sears Cenfact                        --           861       3,446            (31)            43
4000 Spring Garden Street            --           127         933           (127)          (933)
4002 Spring Garden Street            --            39         290            (39)          (290)
4004 Spring Garden Street            --           139       1,019           (139)        (1,019)
Airpark South Warehouse I            --           537       2,934              8           (427)
Airpark South Warehouse 2            --           733       2,548             11            (37)
Airpark South Warehouse 3            --           599       2,365             --             --
Airpark South Warehouse 4            --           489       2,175              7            287
Airpark South Warehouse VI           --         1,690       3,915             26              3
Airpark West-1                       (3)          954       3,817             --            390
Airpark West-2                       (3)          887       3,536             (3)           505
Airpark West-4                       (3)          226         903             --            132
Airpark West-5                       (3)          242         966             --            127
Airpark West-6                       (3)          326       1,308             --            128
7327 West Friendly Avenue            --            60         441             --             11
7339 West Friendly Avenue            --            63         465             --             27
7341 West Friendly Avenue            --           113         831             --            108
7343 West Friendly Avenue            --            72         531             --             26
7345 West Friendly Avenue            --            66         485             --             14
7347 West Friendly Avenue            --            97         709             --             63
7349 West Friendly Avenue            --            53         388             --             14
7351 West Friendly Avenue            --           106         778             --             30
7353 West Friendly Avenue            --           123         901             --             16
7355 West Friendly Avenue            --            72         525             --             21

                                        Gross Amount at
                               Which Carried at Close of Period
                               ---------------------------------                                  Life on
                                                                                                   Which
                                          Building &               Accumulated      Date of     Depreciation
          Description            Land    Improvements    Total   Depreciation   Construction    is Computed
------------------------------ -------- -------------- --------- -------------- -------------- -------------
319 South Westgate Drive            --          --          --          --      1985             5-40 yrs.
Inman Road Land                  2,357          --       2,357          --      N/A                 N/A
7906 Industrial Village Road        62         478         540          65      1985             5-40 yrs.
7908 Industrial Village Road        62         489         551          75      1985             5-40 yrs.
7910 Industrial Village Road        62         502         564          74      1985             5-40 yrs.
Jefferson Pilot Land            12,089          --      12,089          --      N/A                 N/A
Airpark North - DC1                723       3,097       3,820         455      1986             5-40 yrs.
Airpark North - DC2              1,094       4,470       5,564         674      1987             5-40 yrs.
Airpark North - DC3                378       1,726       2,104         362      1988             5-40 yrs.
Airpark North - DC4                377       1,649       2,026         290      1988             5-40 yrs.
Airpark North Land                 804          --         804          --      N/A                 N/A
2606 Phoenix Drive-                 63         466         529          64      1989             5-40 yrs.
 100 Series
2606 Phoenix Drive-                 63         550         613          66      1989             5-40 yrs.
 200 Series
2606 Phoenix Drive-                 31         329         360          67      1989             5-40 yrs.
 300 Series
2606 Phoenix Drive-                 52         393         445          60      1989             5-40 yrs.
 400 Series
2606 Phoenix Drive-                 64         491         555          78      1989             5-40 yrs.
 500 Series
2606 Phoenix Drive-                 78         591         669          94      1989             5-40 yrs.
 600 Series
Network Construction                --         733         733          94      1988             5-40 yrs.
Highwoods Park Blg I                --          --          --          --      N/A                 N/A
Holden Rd.                          --          --          --          --      N/A                 N/A
5 Dundas Circle                     --          --          --          --      1987             5-40 yrs.
7 Dundas Circle                     --          --          --          --      1986             5-40 yrs.
8 Dundas Circle                     --          --          --          --      1986             5-40 yrs.
302 Pomona Drive                    --          --          --          --      1987             5-40 yrs.
304 Pomona Drive                    --          --          --          --      1987             5-40 yrs.
306 Pomona Drive                    --          --          --          --      1987             5-40 yrs.
308 Pomona Drive                    --          --          --          --      1987             5-40 yrs.
9 Dundas Circle                     --          --          --          --      1986             5-40 yrs.
2616 Phoenix Drive                  --          --          --          --      1985             5-40 yrs.
500 Radar Road                     202       1,602       1,804         257      1981             5-40 yrs.
502 Radar Road                      39         365         404          79      1986             5-40 yrs.
504 Radar Road                      39         299         338          43      1986             5-40 yrs.
506 Radar Road                      39         297         336          43      1986             5-40 yrs.
Regency One-Piedmont               515       2,926       3,441         524      1996             5-40 yrs.
 Center
Regency Two-Piedmont               435       2,368       2,803         584      1996             5-40 yrs.
 Center
Sears Cenfact                      830       3,489       4,319         513      1989             5-40 yrs.
4000 Spring Garden Street           --          --          --          --      1983             5-40 yrs.
4002 Spring Garden Street           --          --          --          --      1983             5-40 yrs.
4004 Spring Garden Street           --          --          --          --      1983             5-40 yrs.
Airpark South Warehouse I          545       2,507       3,052         269      1998             5-40 yrs.
Airpark South Warehouse 2          744       2,511       3,255          97      1999             5-40 yrs.
Airpark South Warehouse 3          599       2,365       2,964          56      1999             5-40 yrs.
Airpark South Warehouse 4          496       2,462       2,958         164      1999             5-40 yrs.
Airpark South Warehouse VI       1,716       3,918       5,634         179      1999             5-40 yrs.
Airpark West-1                     954       4,207       5,161         905      1984             5-40 yrs.
Airpark West-2                     884       4,041       4,925         814      1985             5-40 yrs.
Airpark West-4                     226       1,035       1,261         214      1985             5-40 yrs.
Airpark West-5                     242       1,093       1,335         202      1985             5-40 yrs.
Airpark West-6                     326       1,436       1,762         282      1985             5-40 yrs.
7327 West Friendly Avenue           60         452         512          62      1987             5-40 yrs.
7339 West Friendly Avenue           63         492         555          75      1989             5-40 yrs.
7341 West Friendly Avenue          113         939       1,052         158      1988             5-40 yrs.
7343 West Friendly Avenue           72         557         629          79      1988             5-40 yrs.
7345 West Friendly Avenue           66         499         565          75      1988             5-40 yrs.
7347 West Friendly Avenue           97         772         869         145      1988             5-40 yrs.
7349 West Friendly Avenue           53         402         455          62      1988             5-40 yrs.
7351 West Friendly Avenue          106         808         914         121      1988             5-40 yrs.
7353 West Friendly Avenue          123         917       1,040         125      1988             5-40 yrs.
7355 West Friendly Avenue           72         546         618          74      1988             5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                 Initial Cost            to Acquisition
                                             ---------------------- --------------------------
                                    2000               Building &                 Building &
          Description          Encumbrance     Land  Improvements       Land    Improvements
------------------------------ ------------- ------- -------------- ----------- --------------
150 Stratford                       --        2,777      11,459            --          112
ALO                                 --          177         986            --            2
Chesapeake                          (3)       1,236       4,944            --            8
Forsyth Corporate Center            (6)         326       1,850            --          652
The Knollwood-370                   (2)       1,819       7,451            --          476
The Knollwood-380                   (2)       2,977      11,912            --          570
The Knollwood-Retail @ 380          (2)          --           1            --          141
RMIC                                --        1,091       5,525        (1,091)      (5,525)
Robinhood                           --          290       1,159            --          130
101 Stratford                       --        1,205       6,810            --          381
Consolidated Center/                --          625       2,126            --           56
 Building I
Consolidated Center/                --          625       4,376            --          138
 Building II
Consolidated Center/                --          680       3,522            --           51
 Building III
Consolidated Center/                --          376       1,624            --          184
 Building IV
Champion Headquarters               --        1,725       6,280        (1,725)      (6,280)
Hampton Park - Building 5           --          318         742          (318)        (742)
Hampton Park - Building 6           --          371         866          (371)        (866)
Hampton Park - Building 7           --          212         495          (212)        (495)
Hampton Park - Building 8           --          212         495          (212)        (495)
Hampton Park - Building 9           --          212         495          (212)        (495)
5100 Indiana Avenue                 --          490       1,143            --            2
Madison Park - Building 5610        --          211         493            --           --
Madison Park - Building 5620        --          941       2,196            --           --
Madison Park - Building 5630        --        1,486       3,468            --           13
Madison Park - Building 5635        --          893       2,083            --           --
Madison Park - Building 5640        --        3,632       8,476            --           35
Madison Park - Building 5650        --        1,081       2,522            --            1
Madison Park - Building 5660        --        1,910       4,456            --           83
Madison Park - Building 5655        --        5,891      13,753            --            1
711 Almondridge                     --          301         702            --           25
710 Almondridge                     --        1,809       4,221           523        5,211
500 Northridge                      --        1,789       4,174            --            6
520 Northridge                      --        1,645       3,876            --          243
531 Northridge Warehouse            --        4,992      11,648            --          174
531 Northridge Office               --          766       1,788            --            1
540 Northridge                      --        2,038       4,755            --          415
550 Northridge                      --          472       1,102            --          154
US Airways                          (6)       2,625      14,824            --          209
University Commercial               --          429       1,771            --          170
 Center-Landmark 03
University Commercial               --          514       2,058            --          181
 Center-Archer 04
University Commercial               --          276       1,155            --           66
 Center-Service Center 1
University Commercial               --          215         859            --          127
 Center-Service Center 2
University Commercial               --          167         668            --           26
 Center-Service Center 3
University Commercial               --          203         812            --            8
 Center-Warehouse 1
University Commercial               --          196         786            --           13
 Center-Warehouse 2
Westpoint Business Park-BMF         --          795       3,181            --            3
Westpoint Business                  --          346       1,384            --            1
 Park-Luwabahnson
Westpoint Business Park-            --          120         480            --           38
 3 & 4
Westpoint Business Park             --        1,759          --        (1,759)          --
Westpoint Business Park-Wp          --          393       1,570            --           69
 11
Westpoint Business Park-Wp          --          382       1,531            --           42
 12
Westpoint Business Park-Wp          --          297       1,192            --           41
 13

                                       Gross Amount at
                               Which Carried at Close of Period
                               --------------------------------                                 Life on
                                                                                                 Which
                                         Building &              Accumulated      Date of     Depreciation
          Description            Land   Improvements    Total  Depreciation   Construction    is Computed
------------------------------ ------- -------------- -------- -------------- -------------- -------------
150 Stratford                   2,777      11,571      14,348       1,858         1991         5-40 yrs.
ALO                               177         988       1,165          13         1998         5-40 yrs.
Chesapeake                      1,236       4,952       6,188         729         1993         5-40 yrs.
Forsyth Corporate Center          326       2,502       2,828         468         1985         5-40 yrs.
The Knollwood-370               1,819       7,927       9,746       1,309         1994         5-40 yrs.
The Knollwood-380               2,977      12,482      15,459       2,095         1990         5-40 yrs.
The Knollwood-Retail @ 380         --         142         142          56         1995         5-40 yrs.
RMIC                               --          --          --          --         1998         5-40 yrs.
Robinhood                         290       1,289       1,579         233         1989         5-40 yrs.
101 Stratford                   1,205       7,191       8,396         557         1986         5-40 yrs.
Consolidated Center/              625       2,182       2,807         170         1983         5-40 yrs.
 Building I
Consolidated Center/              625       4,514       5,139         368         1983         5-40 yrs.
 Building II
Consolidated Center/              680       3,573       4,253         279         1989         5-40 yrs.
 Building III
Consolidated Center/              376       1,808       2,184         195         1989         5-40 yrs.
 Building IV
Champion Headquarters              --          --          --          --         1993         5-40 yrs.
Hampton Park - Building 5          --          --          --          --         1981         5-40 yrs.
Hampton Park - Building 6          --          --          --          --         1980         5-40 yrs.
Hampton Park - Building 7          --          --          --          --         1983         5-40 yrs.
Hampton Park - Building 8          --          --          --          --         1984         5-40 yrs.
Hampton Park - Building 9          --          --          --          --         1985         5-40 yrs.
5100 Indiana Avenue               490       1,145       1,635          73         1982         5-40 yrs.
Madison Park - Building 5610      211         493         704          31         1988         5-40 yrs.
Madison Park - Building 5620      941       2,196       3,137         141         1983         5-40 yrs.
Madison Park - Building 5630    1,486       3,481       4,967         223         1983         5-40 yrs.
Madison Park - Building 5635      893       2,083       2,976         134         1986         5-40 yrs.
Madison Park - Building 5640    3,632       8,511      12,143         544         1985         5-40 yrs.
Madison Park - Building 5650    1,081       2,523       3,604         162         1984         5-40 yrs.
Madison Park - Building 5660    1,910       4,539       6,449         285         1984         5-40 yrs.
Madison Park - Building 5655    5,891      13,754      19,645         882         1987         5-40 yrs.
711 Almondridge                   301         727       1,028          56         1988         5-40 yrs.
710 Almondridge                 2,332       9,432      11,764         300         1989         5-40 yrs.
500 Northridge                  1,789       4,180       5,969         274         1988         5-40 yrs.
520 Northridge                  1,645       4,119       5,764         274         1988         5-40 yrs.
531 Northridge Warehouse        4,992      11,822      16,814         757         1989         5-40 yrs.
531 Northridge Office             766       1,789       2,555         116         1989         5-40 yrs.
540 Northridge                  2,038       5,170       7,208         311         1987         5-40 yrs.
550 Northridge                    472       1,256       1,728         126         1989         5-40 yrs.
US Airways                      2,625      15,033      17,658       1,177       1970-1987      5-40 yrs.
University Commercial             429       1,941       2,370         315         1985         5-40 yrs.
 Center-Landmark 03
University Commercial             514       2,239       2,753         387         1986         5-40 yrs.
 Center-Archer 04
University Commercial             276       1,221       1,497         212         1983         5-40 yrs.
 Center-Service Center 1
University Commercial             215         986       1,201         190         1983         5-40 yrs.
 Center-Service Center 2
University Commercial             167         694         861         105         1984         5-40 yrs.
 Center-Service Center 3
University Commercial             203         820       1,023         120         1983         5-40 yrs.
 Center-Warehouse 1
University Commercial             196         799         995         117         1983         5-40 yrs.
 Center-Warehouse 2
Westpoint Business Park-BMF       795       3,184       3,979         467         1986         5-40 yrs.
Westpoint Business                346       1,385       1,731         204         1990         5-40 yrs.
 Park-Luwabahnson
Westpoint Business Park-          120         518         638          78         1988         5-40 yrs.
 3 & 4
Westpoint Business Park            --          --          --          --          N/A            N/A
Westpoint Business Park-Wp        393       1,639       2,032         256         1988         5-40 yrs.
 11
Westpoint Business Park-Wp        382       1,573       1,955         232         1988         5-40 yrs.
 12
Westpoint Business Park-Wp        297       1,233       1,530         182         1988         5-40 yrs.
 13

                                                                            Cost Capitalized
                                                                               Subsequent
                                                    Initial Cost             to Acquisition
                                               ----------------------- --------------------------

                                     2000                 Building &                 Building &
          Description           Encumbrance      Land   Improvements       Land    Improvements
------------------------------- -------------- -------- -------------- ----------- --------------
Westpoint Business                    --           640       2,577            --            25
 Park-Fairchild
Westpoint Business                    --           178         590            --           452
 Park-Warehouse5
Greenville, SC
385 Land                              --         1,800          --            --            --
Nationsbank Plaza                     --           642       9,349            --         1,883
Brookfield Plaza                      (6)        1,489       8,437            --           345
Brookfield-CRS Sirrine                --         3,022      17,125            --            24
Brookfield-YMCA                       --            33         189            --            16
385 Building 1                        --         1,413       1,401            --         2,783
Patewood I                            --           942       5,016            --            71
Patewood II                           --           942       5,018            --           285
Patewood III                          (6)          835       4,733            --           158
Patewood IV                           (6)        1,210       6,856            --            14
Patewood V                            (6)        1,677       9,503            --            22
Patewood VI                           --         2,375       9,643            --           (32)
769 Pelham Road                       --           705       2,778            --             3
Patewood Business Center              --         1,312       7,436            --           252
Highwoods Properties                  --            --          --         2,692        70,201
Jacksonville, FL
9A Land                               --         3,915          --            --            --
Belfort Park I                        --         1,322       4,285        (1,322)       (4,285)
Belfort Park II                       --           831       5,066          (831)       (5,066)
Belfort Park III                      --           647       4,063          (647)       (4,063)
Belfort Park VI                       --            --          --           656            --
Belfort Park VII                      --            --          --         2,103            --
CIGNA Building                        --           381       1,592          (381)       (1,592)
Harry James Building                  --           272       1,360          (272)       (1,360)
Independent Square                    --         3,985      44,633        (3,985)      (44,633)
Three Oaks Plaza                      --         1,630      14,036        (1,630)      (14,036)
Reflections                           --           958       9,877          (958)       (9,877)
Southpoint Building                   --           594       3,987          (594)       (3,987)
SWD Land Annex                        --            --          --             1             5
Highwoods Center                      --         1,143       6,476        (1,143)       (6,476)
Life of the South Building            --           184       4,750          (184)       (4,750)
Tallahasse, FL
Blair Stone Building                  --         1,550      32,988        (1,550)      (32,988)
215 South Monroe St.                  --         1,950      17,853        (1,950)      (17,853)
 Building
Shawnee Mission, KS
Corinth Square North Shops            (4)        2,693      10,772            --            64
Corinth Shops South                   (4)        1,043       4,172            --            13
Fairway Shops                      2,620           673       2,694            --           127
Prairie Village Rest & Bank           (7)           --          --            --           247
Prairie Village Shops                 (7)        3,289      13,157            --         1,216
Shannon Valley Shopping            6,258         1,669       6,678            --         1,844
 Center
Trailwood III Shops                   --           223         893          (223)         (893)
Trailwood Shops                       --           458       1,831          (458)       (1,831)
Valencia Place                        (5)           --       2,245           441        10,927
Westwood Shops                        --           113         453          (113)         (453)
Brymar Building                       --           329       1,317            --             2
Corinth Executive Square              --           514       2,054            --           286
Corinth Ofice Building               821           529       2,116            --            20
Fairway North Building             4,500           753       3,013            --           252
Fairway West Building              3,775           851       3,402            --           223
Hartford Office Building              --           568       2,271          (568)       (2,271)
Land-Kansas                           --        27,484         121        (8,985)         (121)
Nichols Building                     870           490       1,959            --            73
Oak Park Building                     --           368       1,470          (368)       (1,470)
Prairie Village Office Center         --           749       2,997            --           102
OUIVIRA Business Park A               --           191         447          (191)         (447)
QUIVIRA Business Park B               --           179         417          (179)         (417)
QUIVIRA Business Park C               --           189         440          (189)         (440)
QUIVIRA Business Park D               --           154         360          (154)         (360)

                                         Gross Amount at
                                Which Carried at Close of Period
                                ---------------------------------                                  Life on
                                                                                                    Which
                                           Building &               Accumulated      Date of     Depreciation
          Description             Land    Improvements    Total   Depreciation   Construction    is Computed
------------------------------- -------- -------------- --------- -------------- -------------- -------------
Westpoint Business                  640       2,602       3,242          380         1990         5-40 yrs.
 Park-Fairchild
Westpoint Business                  178       1,042       1,220          292         1995         5-40 yrs.
 Park-Warehouse5
Greenville, SC
385 Land                          1,800          --       1,800           --          N/A            N/A
Nationsbank Plaza                   642      11,232      11,874        1,250         1973         5-40 yrs.
Brookfield Plaza                  1,489       8,782      10,271        1,115         1987         5-40 yrs.
Brookfield-CRS Sirrine            3,022      17,149      20,171        1,849         1990         5-40 yrs.
Brookfield-YMCA                      33         205         238           33         1990         5-40 yrs.
385 Building 1                    1,413       4,184       5,597          604         1998         5-40 yrs.
Patewood I                          942       5,087       6,029          497         1985         5-40 yrs.
Patewood II                         942       5,303       6,245          560         1987         5-40 yrs.
Patewood III                        835       4,891       5,726          651         1989         5-40 yrs.
Patewood IV                       1,210       6,870       8,080          741         1989         5-40 yrs.
Patewood V                        1,677       9,525      11,202        1,027         1990         5-40 yrs.
Patewood VI                       2,375       9,611      11,986        1,103         1999         5-40 yrs.
769 Pelham Road                     705       2,781       3,486          202         1989         5-40 yrs.
Patewood Business Center          1,312       7,688       9,000          841         1983         5-40 yrs.
Highwoods Properties              2,692      70,201      72,893        1,348         1998         5-40 yrs.
Jacksonville, FL
9A Land                           3,915          --       3,915           --          N/A            N/A
Belfort Park I                       --          --          --           --         1988         5-40 yrs.
Belfort Park II                      --          --          --           --         1988         5-40 yrs.
Belfort Park III                     --          --          --           --         1988         5-40 yrs.
Belfort Park VI                     656          --         656           --          N/A            N/A
Belfort Park VII                  2,103          --       2,103           --          N/A            N/A
CIGNA Building                       --          --          --           --         1972         5-40 yrs.
Harry James Building                 --          --          --           --         1982         5-40 yrs.
Independent Square                   --          --          --           --         1975         5-40 yrs.
Three Oaks Plaza                     --          --          --           --         1972         5-40 yrs.
Reflections                          --          --          --           --         1985         5-40 yrs.
Southpoint Building                  --          --          --           --         1980         5-40 yrs.
SWD Land Annex                        1           5           6            1          N/A            N/A
Highwoods Center                     --          --          --           --         1991         5-40 yrs.
Life of the South Building           --          --          --           --         1964         5-40 yrs.
Tallahasse, FL
Blair Stone Building                 --          --          --           --         1994         5-40 yrs.
215 South Monroe St.                 --          --          --           --         1976         5-40 yrs.
 Building
Shawnee Mission, KS
Corinth Square North Shops        2,693      10,836      13,529          713         1962         5-40 yrs.
Corinth Shops South               1,043       4,185       5,228          267         1953         5-40 yrs.
Fairway Shops                       673       2,821       3,494          215         1940         5-40 yrs.
Prairie Village Rest & Bank          --         247         247            2         1948         5-40 yrs.
Prairie Village Shops             3,289      14,373      17,662          995         1948         5-40 yrs.
Shannon Valley Shopping           1,669       8,522      10,191          633         1988         5-40 yrs.
 Center
Trailwood III Shops                  --          --          --           --         1986         5-40 yrs.
Trailwood Shops                      --          --          --           --         1968         5-40 yrs.
Valencia Place                      441      13,172      13,613           89         1999         5-40 yrs.
Westwood Shops                       --          --          --           --         1926         5-40 yrs.
Brymar Building                     329       1,319       1,648           91         1968         5-40 yrs.
Corinth Executive Square            514       2,340       2,854          200         1973         5-40 yrs.
Corinth Ofice Building              529       2,136       2,665          135         1960         5-40 yrs.
Fairway North Building              753       3,265       4,018          254         1985         5-40 yrs.
Fairway West Building               851       3,625       4,476          302         1983         5-40 yrs.
Hartford Office Building             --          --          --           --         1978         5-40 yrs.
Land-Kansas                      19,290          --      20,081           --          N/A            N/A
Nichols Building                    490       2,032       2,522          155         1978         5-40 yrs.
Oak Park Building                    --          --          --           --         1976         5-40 yrs.
Prairie Village Office Center       749       3,099       3,848          232         1960         5-40 yrs.
OUIVIRA Business Park A              --          --          --           --         1975         5-40 yrs.
QUIVIRA Business Park B              --          --          --           --         1973         5-40 yrs.
QUIVIRA Business Park C              --          --          --           --         1973         5-40 yrs.
QUIVIRA Business Park D              --          --          --           --         1973         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                                 Initial Cost             to Acquisition
                                             ---------------------- --------------------------

                                  2000                 Building &                 Building &
        Description         Encumbrance       Land   Improvements       Land    Improvements
--------------------------- --------------- -------- -------------- ----------- --------------
QUIVIRA Business Park E            --          251         586           (251)        (586)
QUIVIRA Business Park F            --          171         400           (171)        (400)
QUIVIRA Business Park G            --          205         477           (205)        (477)
QUIVIRA Business Park H            --          175         407           (175)        (407)
QUIVIRA Business Park J            --          360         839           (360)        (839)
QUIVIRA Business Park L            --           98         222            (98)        (222)
QUIVIRA Business Park K            --           95         222            (95)        (222)
QUIVIRA Business Park SWB          --          257         600           (257)        (600)
Kansas City, MO
48th & Penn                        (5)         418       3,765             --          812
Balcony Retail                     (5)         889       8,002             --        2,945
Brookside Shopping Center       3,699        2,002       8,602            154          649
Court of the Penguins              (5)         566       5,091             --          491
Colonial Shops                     --          138         550             --           14
Crestwood Shops                    --          253       1,013           (253)      (1,013)
Esplanade                          (5)         748       6,734             --        1,407
Land Under Ground Leases           --        9,789         114(18)     (8,688)        (114)
 Retail
Ground Leases Retail KH            --          677          --             --           --
Halls Block                        (5)         275       2,478             --        3,335
Kenilworth                         --          113         452           (113)        (452)
Macy's Block                       (5)         504       4,536             --          503
Millcreek Retail                   (5)         602       5,422             --        1,714
Nichols Block Retail               (5)         600       5,402             --          795
96th & Nall Shops                  --           99         397            (99)        (397)
Plaza Central                      (5)         405       3,649             --        1,452
Plaza Savings South                (5)         357       3,211             --        1,724
Romanelli Annex Shops              --           24          97            (24)         (97)
Red Bridge Shops                   --        1,091       4,364             --        1,007
Romanelli Shops                    --          219         875           (219)        (875)
Seville Shops West                 (5)         300       2,696             --        9,494
Seville Square                     (5)          --      20,973             --          719
Swanson Block                      (5)         949       8,537             --        3,769
Theater Block                      (5)       1,197      10,769             --        4,321
Time Block Retail                  (5)       1,292      11,627             --        4,330
Triangle                           (5)         308       2,771             --          539
Corinth Gardens                    --          283       1,603             --          119
Coach House North               8,000        1,604       9,092             --          322
Coach House South              20,000        3,707      21,008             --          582
Coach Lamp                         --          870       4,929             --          302
Corinth Paddock                    --        1,050       5,949             --          411
Corinth Place                   4,500          639       3,623             --           95
Rental Houses                      --           --          --             --           --
Kenilworth                      6,910        2,160      12,240             --          565
Kirkwood Circle                    --        3,000          --         (3,000)          --
Mission Valley                    994          576       3,266             --          105
Neptune                         4,372        1,073       6,079             --           81
Parklane                           --          273       1,548             --          108
Regency House                   4,063        1,853      10,500             --        1,468
St. Charles Apartments             --           --          --             --           --
Sulgrave                        7,546        2,621      14,855             --        1,279
Tama Apartments (HPI)              --           --          94             --           --
Wornall Road Apartments            --           30         171             --           14
4900 Main Building                 --           --      12,809             --          337
63rd & Brookside Building          --           71         283             --           14
Balcony Office                     (5)          65         585             --           94
Bannister Business Center          --          306         713           (306)        (713)
Esplanade Block Office             (5)         375       3,374             --          261
Marley Continental Homes           --          180       1,620           (180)      (1,620)
 of KS
Millcreek Office                   (5)          79         717             --          183
Land-Missouri                      --        3,794         190           (434)          --
Nichols Block Office               (5)          74         668             --           76
One Ward Parkway                   --          666       2,663             --          212
Park Plaza Building                (5)       1,352       5,409             --          276
Parkway Building                   --          395       1,578             --          135

                                     Gross Amount at
                            Which Carried at Close of Period
                            ---------------------------------                                  Life on
                                                                                                Which
                                       Building &               Accumulated      Date of     Depreciation
        Description           Land    Improvements    Total   Depreciation   Construction    is Computed
--------------------------- -------- -------------- --------- -------------- -------------- -------------
QUIVIRA Business Park E         --           --          --           --         1973         5-40 yrs.
QUIVIRA Business Park F         --           --          --           --         1973         5-40 yrs.
QUIVIRA Business Park G         --           --          --           --         1973         5-40 yrs.
QUIVIRA Business Park H         --           --          --           --         1973         5-40 yrs.
QUIVIRA Business Park J         --           --          --           --         1973         5-40 yrs.
QUIVIRA Business Park L         --           --          --           --         1985         5-40 yrs.
QUIVIRA Business Park K         --           --          --           --         1985         5-40 yrs.
QUIVIRA Business Park SWB       --           --          --           --         1973         5-40 yrs.
Kansas City, MO
48th & Penn                    418        4,577       4,995          415         1948         5-40 yrs.
Balcony Retail                 889       10,947      11,836          687         1925         5-40 yrs.
Brookside Shopping Center    2,156        9,251      11,407          582         1919         5-40 yrs.
Court of the Penguins          566        5,582       6,148          446         1945         5-40 yrs.
Colonial Shops                 138          564         702           44         1907         5-40 yrs.
Crestwood Shops                 --           --          --           --         1932         5-40 yrs.
Esplanade                      748        8,141       8,889          586         1928         5-40 yrs.
Land Under Ground Leases     1,101           --       1,101           --          N/A            N/A
 Retail
Ground Leases Retail KH        677           --         677           --          N/A            N/A
Halls Block                    275        5,813       6,088          198         1964         5-40 yrs.
Kenilworth                      --           --          --           --         1965         5-40 yrs.
Macy's Block                   504        5,039       5,543          364         1926         5-40 yrs.
Millcreek Retail               602        7,136       7,738          585         1920         5-40 yrs.
Nichols Block Retail           600        6,197       6,797          435         1930         5-40 yrs.
96th & Nall Shops               --           --          --           --         1976         5-40 yrs.
Plaza Central                  405        5,101       5,506          455         1958         5-40 yrs.
Plaza Savings South            357        4,935       5,292          275         1948         5-40 yrs.
Romanelli Annex Shops           --           --          --           --         1963         5-40 yrs.
Red Bridge Shops             1,091        5,371       6,462          294         1959         5-40 yrs.
Romanelli Shops                 --           --          --           --         1925         5-40 yrs.
Seville Shops West             300       12,190      12,490          656         1999         5-40 yrs.
Seville Square                  --       21,692      21,692          818         1999         5-40 yrs.
Swanson Block                  949       12,306      13,255          687         1967         5-40 yrs.
Theater Block                1,197       15,090      16,287        1,033         1928         5-40 yrs.
Time Block Retail            1,292       15,957      17,249          957         1929         5-40 yrs.
Triangle                       308        3,310       3,618          265         1925         5-40 yrs.
Corinth Gardens                283        1,722       2,005          109         1961         5-40 yrs.
Coach House North            1,604        9,414      11,018          586         1986         5-40 yrs.
Coach House South            3,707       21,590      25,297        1,326         1984         5-40 yrs.
Coach Lamp                     870        5,231       6,101          321         1961         5-40 yrs.
Corinth Paddock              1,050        6,360       7,410          391         1973         5-40 yrs.
Corinth Place                  639        3,718       4,357          230         1987         5-40 yrs.
Rental Houses                   --           --          --           --          N/A         5-40 yrs.
Kenilworth                   2,160       12,805      14,965          799         1965         5-40 yrs.
Kirkwood Circle                 --           --          --           --          N/A            N/A
Mission Valley                 576        3,371       3,947          210         1964         5-40 yrs.
Neptune                      1,073        6,160       7,233          386         1988         5-40 yrs.
Parklane                       273        1,656       1,929           99         1924         5-40 yrs.
Regency House                1,853       11,968      13,821          829         1960         5-40 yrs.
St. Charles Apartments          --           --          --           --         1922         5-40 yrs.
Sulgrave                     2,621       16,134      18,755        1,030         1967         5-40 yrs.
Tama Apartments (HPI)           --           94          94            4         1965         5-40 yrs.
Wornall Road Apartments         30          185         215           11         1918         5-40 yrs.
4900 Main Building              --       13,146      13,146          852         1986         5-40 yrs.
63rd & Brookside Building       71          297         368           20         1919         5-40 yrs.
Balcony Office                  65          679         744           38         1928         5-40 yrs.
Bannister Business Center       --           --          --           --         1985         5-40 yrs.
Esplanade Block Office         375        3,635       4,010          218         1945         5-40 yrs.
Marley Continental Homes        --           --          --           --          N/A         5-40 yrs.
 of KS
Millcreek Office                79          900         979           54         1925         5-40 yrs.
Land-Missouri                3,360          190       3,550           12          N/A         5-40 yrs.
Nichols Block Office            74          744         818           64         1938         5-40 yrs.
One Ward Parkway               666        2,875       3,541          289         1980         5-40 yrs.
Park Plaza Building          1,352        5,685       7,037          412         1983         5-40 yrs.
Parkway Building               395        1,713       2,108          169       1906-1910      5-40 yrs.

                                                                              Cost Capitalized
                                                                                 Subsequent
                                                      Initial Cost             to Acquisition
                                                  ---------------------- --------------------------

                                       2000                 Building &                 Building &
           Description           Encumbrance       Land   Improvements       Land    Improvements
-------------------------------- --------------- -------- -------------- ----------- --------------
Romanelli Annex Office                  --            73        294            (73)         (294)
 Building
Red Bridge Professional                 --           405      1,621           (405)       (1,621)
 Building
Somerset                                --            30        122             --            --
Two Brush Creek Plaza                   --           961      3,845             --           182
Theatre Block Office                    (5)          242      2,179             --           142
Time Block Office                       (5)          199      1,792             --           503
Valencia Place Office                   --         1,530     27,548             --         4,665
HPI Rental Houses                       --            --        949             --            --
HPI St. Charles Apartments              --            45        165             --            --
HPI 4900 Main St                        --         3,202        --              --            --
HPI Challenger                      19,000        19,095        --              --            --
Memphis, TN
Atrium I & II                           --         1,530      6,121             40           374
Centrum                                 --         1,013      5,488             --           268
Colonnade                               --         1,300      7,994             --           (19)
Hickory Hill Medical Plaza              --           398      2,256             --            18
3400 Players Club Parkway               (6)        1,005      5,515             --             9
International Place Phase II            --         4,847     27,469             --         1,176
Kirby Centre                            --           525      2,973             --           125
International Place Phase III           --         2,566        --              --            --
6000 Poplar Ave                         --         2,340     11,385             --          (210)
6060 Poplar Ave                         --         1,980      8,677             --          (289)
Shadow Creek I                          --           973      5,493             --            --
Southwind Office Center "A"             --           996      5,643             --           272
Southwind Office Center "B"             --         1,356      7,684             --           356
Southwind Office Center "D"             --           744      6,232             --          (131)
Southwind Office Center "C"             (6)        1,070      5,924             --            --
Norfolk, VA
Battlefield Business Center II          --           774      4,387           (774)       (4,387)
Greenbriar Business Center              --           936      5,305             --            63
Hampton Center Two                      --           945      6,567             --           801
Riverside II                           675             2      9,148            481        (9,148)
Nashville, TN
3322 West End                           --         3,021     27,266              4           273
3401 Westend                            --         6,103     23,343         (1,147)       (1,857)
5310 Maryland Way                       --         1,923      7,360           (368)       (1,082)
Ayers Land                              --         1,164        --              --            --
Southpointe                             --         1,655      9,059             --           (98)
BNA Corporate Center                11,049            --     22,588             --        (2,066)
Caterpillar Financial Center            --            --      2,964          5,120        39,499
Century City Plaza I                    --           903      3,612             --           552
Cool Springs Land                       --            --        --           7,412            --
Cool Springs-Building II                --            --        --              --            --
Cool Springs I                          --         1,983     13,854             --            75
Eastpark 1, 2, 3                     3,630         3,137     11,842           (766)       (1,099)
Grassmere sold                          --          1779         --(19)     (1,779)           --
Grassmere I                             --         1,251      7,091         (1,251)       (7,091)
Grassmere II                            --         2,260     12,804         (2,260)      (12,804)
Grassmere III                           --         1,340      7,592         (1,340)       (7,592)
Highwoods Plaza I                       --         1,772      9,029             --            68
Highwoods Plaza II                      --         1,448      6,948             --         1,549
Harpeth on The Green II                 --         1,419      5,677              1           572
Harpeth on the Green III                --         1,658      6,633              2           465
Harpeth on the Green IV                 --         1,709      6,835              5           729
Harpeth on the Green V                  --           662      5,771             --          (124)
Lakeview Ridge                          --         2,179      7,545           (411)       (1,125)
Lakeview Ridge II                       --           605      5,883             --           (41)
Lakeview Ridge III                      --         1,073      9,708             --           692
The Ramparts at Brentwood               --         2,394     12,806             --        (1,052)
The Sparrow Building                    --         1,262      5,047             --           272
Grassmere/Thousdale Land                --           760         --           (760)           --
Winners Circle                          --         1,495      7,072              2           236
Westwood South                          --         2,106     10,517             --           510

                                          Gross Amount at
                                 Which Carried at Close of Period
                                 --------------------------------                                   Life on
                                                                                                     Which
                                            Building &               Accumulated      Date of     Depreciation
           Description             Land    Improvements    Total   Depreciation   Construction    is Computed
-------------------------------- -------- -------------- --------- -------------- -------------- -------------
Romanelli Annex Office                --          --          --           --         1963         5-40 yrs.
 Building
Red Bridge Professional               --          --          --           --         1972         5-40 yrs.
 Building
Somerset                              30         122         152            7         1998         5-40 yrs.
Two Brush Creek Plaza                961       4,027       4,988          305         1983         5-40 yrs.
Theatre Block Office                 242       2,321       2,563          148         1928         5-40 yrs.
Time Block Office                    199       2,295       2,494          143         1945         5-40 yrs.
Valencia Place Office              1,530      32,213      33,743          390         1999         5-40 yrs.
HPI Rental Houses                     --         949         949           58         1960         5-40 yrs.
HPI St. Charles Apartments            45         165         210           10         1922         5-40 yrs.
HPI 4900 Main St                   3,202          --       3,202           --          N/A         5-40 yrs.
HPI Challenger                    19,095          --      19,095           --          N/A         5-40 yrs.
Memphis, TN
Atrium I & II                      1,570       6,495       8,065          679         1984         5-40 yrs.
Centrum                            1,013       5,756       6,769          551         1979         5-40 yrs.
Colonnade                          1,300       7,975       9,275          944         1998         5-40 yrs.
Hickory Hill Medical Plaza           398       2,274       2,672          250         1988         5-40 yrs.
3400 Players Club Parkway          1,005       5,524       6,529          919         1997         5-40 yrs.
International Place Phase II       4,847      28,645      33,492        3,508         1988         5-40 yrs.
Kirby Centre                         525       3,098       3,623          347         1984         5-40 yrs.
International Place Phase III      2,566          --       2,566           --          N/A            N/A
6000 Poplar Ave                    2,340      11,175      13,515           12         1985         5-40 yrs.
6060 Poplar Ave                    1,980       8,388      10,368            9         1987         5-40 yrs.
Shadow Creek I                       973       5,493       6,466           11         2000         5-40 yrs.
Southwind Office Center "A"          996       5,915       6,911          687         1991         5-40 yrs.
Southwind Office Center "B"        1,356       8,040       9,396          961         1990         5-40 yrs.
Southwind Office Center "D"          744       6,101       6,845          400         1999         5-40 yrs.
Southwind Office Center "C"        1,070       5,924       6,994          423         1998         5-40 yrs.
Norfolk, VA
Battlefield Business Center II        --          --          --           --         1987         5-40 yrs.
Greenbriar Business Center           936       5,368       6,304          585         1984         5-40 yrs.
Hampton Center Two                   945       7,368       8,313          457         1999         5-40 yrs.
Riverside II                         483          --         483           --         1999         5-40 yrs.
Nashville, TN
3322 West End                      3,025      27,539      30,564          839         1986         5-40 yrs.
3401 Westend                       4,956      21,486      26,442        3,004         1982         5-40 yrs.
5310 Maryland Way                  1,555       6,278       7,833          738         1994         5-40 yrs.
Ayers Land                         1,164          --       1,164           --          N/A            N/A
Southpointe                        1,655       8,961      10,616        1,229         1998         5-40 yrs.
BNA Corporate Center                  --      20,522      20,522        2,626         1985         5-40 yrs.
Caterpillar Financial Center       5,120      42,463      47,583          819         1999         5-40 yrs.
Century City Plaza I                 903       4,164       5,067          630         1987         5-40 yrs.
Cool Springs Land                  7,412          --       7,412           --          N/A            N/A
Cool Springs-Building II              --          --          --           --          N/A            N/A
Cool Springs I                     1,983      13,929      15,912        1,255         1999         5-40 yrs.
Eastpark 1, 2, 3                   2,371      10,743      13,114        1,543         1978         5-40 yrs.
Grassmere sold                        --          --          --           --          N/A            N/A
Grassmere I                           --          --          --           --         1984         5-40 yrs.
Grassmere II                          --          --          --           --         1985         5-40 yrs.
Grassmere III                         --          --          --           --         1990         5-40 yrs.
Highwoods Plaza I                  1,772       9,097      10,869        1,727         1996         5-40 yrs.
Highwoods Plaza II                 1,448       8,497       9,945        1,577         1997         5-40 yrs.
Harpeth on The Green II            1,420       6,249       7,669          765         1984         5-40 yrs.
Harpeth on the Green III           1,660       7,098       8,758          827         1987         5-40 yrs.
Harpeth on the Green IV            1,714       7,564       9,278          978         1989         5-40 yrs.
Harpeth on the Green V               662       5,647       6,309          822         1998         5-40 yrs.
Lakeview Ridge                     1,768       6,420       8,188          763         1986         5-40 yrs.
Lakeview Ridge II                    605       5,842       6,447          865         1998         5-40 yrs.
Lakeview Ridge III                 1,073      10,400      11,473          632         1999         5-40 yrs.
The Ramparts at Brentwood          2,394      11,754      14,148           13         1986         5-40 yrs.
The Sparrow Building               1,262       5,319       6,581          565         1982         5-40 yrs.
Grassmere/Thousdale Land              --          --          --           --          N/A            N/A
Winners Circle                     1,497       7,308       8,805          607         1987         5-40 yrs.
Westwood South                     2,106      11,027      13,133          701         1999         5-40 yrs.

                                                                         Cost Capitalized
                                                                            Subsequent
                                                  Initial Cost            to Acquisition
                                              --------------------- --------------------------

                                    2000               Building &                 Building &
          Description          Encumbrance     Land  Improvements       Land    Improvements
------------------------------ ------------- ------- -------------- ----------- --------------
Orlando, FL
Sunport Center                       --       1,505       9,777            --           107
Oakridge Center                      --       4,700      18,761            --           805
Sandlake Southwest                   --       1,025       4,049        (1,025)       (4,049)
Lake Mary Land                       --       2,804          --            --            --
InCharge Institute                   --         501       2,085            --
MetroWest Center                     --       1,344       7,618            --           330
Landmark I                           --       6,785      28,243        (6,785)      (28,243)
Landmark II                          --       6,785      28,206        (6,785)      (28,206)
C N A Maitland I                     --       1,858      16,129        (1,858)      (15,817)
Maitland Building B                  --       1,115       8,121        (1,115)       (8,121)
C N A Maitland II                    --         743       2,639          (743)       (2,636)
Hard Rock Caf-                       --       1,305       3,570        (1,305)       (2,409)
MetroWest Land                       --          --          --         3,044            --
One Winter Park                      --       1,000       3,652        (1,000)       (3,652)
The Palladium                        --       1,400       5,500        (1,400)       (5,500)
201 Pine Street Building             --       4,400      29,836        (4,400)      (29,836)
Capital Plaza                        --          --          --            --           (14)
Capital Plaza III                    --          --          --         2,970            --
Pine Street Parking                  --       1,030       8,087        (1,030)       (8,087)
Interlachen Village               2,026       1,100       2,689            --            66
Signature Plaza                      --       4,300      30,294        (4,300)      (30,294)
Research Triangle, NC
Blue Ridge II                        --         463       1,485            --           (15)
Blue Ridge I                         --         722       4,538            --         1,053
3600 Glenwood Avenue                 --          --      10,994            --            --
3645 Trust Drive - One North         --         520       2,949           268           460
 Commerce Center
3737 Glenwood Ave.                   --          --      15,889            --         1,889
4101 Research Commons                --       1,349       6,928            --            --
4201 Research Commons                --       1,204       7,715        (1,204)       (7,715)
4301 Research Commons                --         900       7,425          (900)       (7,425)
4401 Research Commons                --       1,249       8,929            --         4,938
4501 Research Commons                --         785       4,448          (785)       (4,448)
4800 North Park                      --       2,678      17,673            --           307
4900 North Park                   1,334         770       1,989            --           275
5000 North Park                      (6)      1,010       4,697            --         1,110
5200 Green's Dairy - One             --         169         959            --            40
 North Commerce Center
5220 Green's Dairy - One             --         382       2,165            --           196
 North Commerce Center
5301 Departure Drive                 --         882       5,000          (882)       (5,000)
Amica                                --         289       1,517            --            91
Arrowwood                            --         955       3,406            --           631
Aspen                                --         560       2,088            --           453
Birchwood                            --         201         907          (201)         (907)
BTI                                  --          --      15,504            --         3,867
BTI Houses                           --         250         250          (250)         (250)
Capital Center                       --         851          --          (474)         (377)
Cedar East                           --         563       2,491            --           268
Cedar West                           --         563       2,475            --           614
CentreGreen 1                        --       1,677       7,133            --            --
Clintrials Land Parcel 2             --         657          --            --            --
Clintrials Land Parcel 3             --         548          --            --            --
Colony Corporate Center              --         613       3,296          (613)       (3,296)
Concourse                            --         986      12,069          (986)      (12,069)
Cape Fear                            --         131          --            --         2,627
Creekstone Crossing                  --         728       3,841            --           100
Catawba                              --         125       1,635            --           293
Cottonwood                           --         609       3,253            --             8
Cypress                              --         567       1,729            --           164
Day Tract Land                       --       3,860          --            --            --
Dogwood                              --         766       2,777            --            23
EPA Annex                            --       2,601      10,920            --           111
Expressway Warehouse                 --         242          --          (242)           --
Global Software                      (6)        465       7,471            --            --

                                        Gross Amount at
                               Which Carried at Close of Period
                               ---------------------------------                                  Life on
                                                                                                   Which
                                         Building &                Accumulated      Date of     Depreciation
          Description            Land   Improvements     Total   Depreciation   Construction    is Computed
------------------------------ ------- -------------- ---------- -------------- -------------- -------------
Orlando, FL
Sunport Center                  1,505       9,884       11,389          800         1990         5-40 yrs.
Oakridge Center                 4,700      19,566       24,266        1,654       1966-1992      5-40 yrs.
Sandlake Southwest                 --          --           --           --         1986         5-40 yrs.
Lake Mary Land                  2,804          --        2,804           --          N/A            N/A
InCharge Institute                501       2,085        2,586           23         2000         5-40 yrs.
MetroWest Center                1,344       7,948        9,292          904         1988         5-40 yrs.
Landmark I                         --          --           --           --         1983         5-40 yrs.
Landmark II                        --          --           --           --         1985         5-40 yrs.
C N A Maitland I                   --         312          312           --         1998         5-40 yrs.
Maitland Building B                --          --           --           --         1999         5-40 yrs.
C N A Maitland II                  --           3            3           --         1998         5-40 yrs.
Hard Rock Caf-                     --       1,161        1,161           --         1998         5-40 yrs.
MetroWest Land                  3,044          --        3,044           --          N/A            N/A
One Winter Park                    --          --           --           --         1982         5-40 yrs.
The Palladium                      --          --           --           --         1988         5-40 yrs.
201 Pine Street Building           --          --           --           --         1980         5-40 yrs.
Capital Plaza                      --         (14)         (14)          --          N/A         5-40 yrs.
Capital Plaza III               2,970          --        2,970           --         1999         5-40 yrs.
Pine Street Parking                --          --           --           --         1999         5-40 yrs.
Interlachen Village             1,100       2,755        3,855          248         1987         5-40 yrs.
Signature Plaza                    --          --           --           --         1986         5-40 yrs.
Research Triangle, NC
Blue Ridge II                     463       1,470        1,933          527         1988         5-40 yrs.
Blue Ridge I                      722       5,591        6,313        1,153         1982         5-40 yrs.
3600 Glenwood Avenue               --      10,994       10,994        1,042         1986         5-40 yrs.
3645 Trust Drive - One North      788       3,409        4,197          366         1984         5-40 yrs.
 Commerce Center
3737 Glenwood Ave.                 --      17,778       17,778          688         1999         5-40 yrs.
4101 Research Commons           1,349       6,928        8,277           49         1999         5-40 yrs.
4201 Research Commons              --          --           --           --         1991         5-40 yrs.
4301 Research Commons              --          --           --           --         1989         5-40 yrs.
4401 Research Commons           1,249      13,867       15,116        4,651         1987         5-40 yrs.
4501 Research Commons              --          --           --           --         1985         5-40 yrs.
4800 North Park                 2,678      17,980       20,658        3,025         1985         5-40 yrs.
4900 North Park                   770       2,264        3,034          472         1984         5-40 yrs.
5000 North Park                 1,010       5,807        6,817        1,455         1980         5-40 yrs.
5200 Green's Dairy - One          169         999        1,168          119         1984         5-40 yrs.
 North Commerce Center
5220 Green's Dairy - One          382       2,361        2,743          279         1984         5-40 yrs.
 North Commerce Center
5301 Departure Drive               --          --           --           --         1984         5-40 yrs.
Amica                             289       1,608        1,897          327         1983         5-40 yrs.
Arrowwood                         955       4,037        4,992          882         1979         5-40 yrs.
Aspen                             560       2,541        3,101          555         1980         5-40 yrs.
Birchwood                          --          --           --           --         1983         5-40 yrs.
BTI                                --      19,371       19,371        1,275         1995         5-40 yrs.
BTI Houses                         --          --           --           --          N/A         5-40 yrs.
Capital Center                    377        (377)          --           --          N/A            N/A
Cedar East                        563       2,759        3,322          582         1981         5-40 yrs.
Cedar West                        563       3,089        3,652          768         1981         5-40 yrs.
CentreGreen 1                   1,677       7,133        8,810           61         2000         5-40 yrs.
Clintrials Land Parcel 2          657          --          657           --          N/A            N/A
Clintrials Land Parcel 3          548          --          548           --          N/A            N/A
Colony Corporate Center            --          --           --           --         1985         5-40 yrs.
Concourse                          --          --           --           --         1986         5-40 yrs.
Cape Fear                         131       2,627        2,758        1,776         1979         5-40 yrs.
Creekstone Crossing               728       3,941        4,669          580         1990         5-40 yrs.
Catawba                           125       1,928        2,053        1,225         1980         5-40 yrs.
Cottonwood                        609       3,261        3,870          548         1983         5-40 yrs.
Cypress                           567       1,893        2,460          437         1980         5-40 yrs.
Day Tract Land                  3,860          --        3,860           --          N/A            N/A
Dogwood                           766       2,800        3,566          461         1983         5-40 yrs.
EPA Annex                       2,601      11,031       13,632        1,634         1966         5-40 yrs.
Expressway Warehouse               --          --           --           --         1990         5-40 yrs.
Global Software                   465       7,471        7,936        1,720         1996         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------

                                 2000                 Building &                 Building &
        Description         Encumbrance      Land   Improvements       Land    Improvements
--------------------------- -------------- -------- -------------- ----------- --------------
Hawthorn                          --          904        3,782            --          214
Highwoods Health Club             --          142          524            --        2,516
Holiday Inn Reservations          --          867        2,735            --          132
 Center
Holly                             --          300        1,144          (300)      (1,144)
Healthsource                      --        1,294       10,593            10        1,696
Highwoods Tower One               (6)         203       16,914            --          554
Highwoods Tower Two             8,199          --           --            --           --
Highwoods Centre                  --          532        7,902            --         (127)
Ironwood                          --          319        1,276            --          367
Kaiser                            --          133        3,625            --          567
Laurel                            --          884        2,524            --          449
Lake Plaza East                   --          856        4,893          (856)      (4,893)
Highwoods Office Center           --        1,103           49          (746)          --
 North
Highwoods Office Center           --        2,519           --            --           --
 South
Leatherwood                       --          213          851            --          445
Martin Land                       --           --           --            --           --
Maplewood                         --           --           --            --           --
A4 Health Systems                 --          717        3,418          (717)      (3,418)
Creekstone Park                   --          796           --          (647)          --
Northpark I                       --          405           --            93        3,774
North Park - Land                 --          962           --           510           --
Phase I - One North               --          768        4,353            --          395
 Commerce Center
\`W' Building - One North         --        1,163        6,592            --        1,513
 Commerce Center
Overlook                          --          398       10,401            --          592
Pamlico/Roanoke                   --          269           --            20       11,087
Raleigh Corp Center Lot D         --           --           --         2,039           --
Red Oak at Highwoods              --          389        6,086            --          358
Rexwoods Center I                 (3)         775           --           103        3,749
Rexwoods II                       --          355           --             7        1,851
Rexwoods III                      --          886           --            34        2,916
Rexwoods IV                       --          586           --            --        3,629
Rexwoods V                        (6)       1,301        5,979            --           60
Riverbirch                        (6)         448           --            21        4,281
Situs I                           --          693        2,917          (693)      (2,917)
Situs II                          --          718        5,950          (718)      (5,950)
Situs III                         --           --           --            --           --
Six Forks Center I                --          666        2,663            --          499
Six Forks Center II               --        1,086        4,345            --          435
Six Forks Center III              (6)         862        4,411            --          431
Smoketree Tower                   --        2,353       11,802            --        1,684
South Square I                    (3)         606        3,785            --          557
South Square II                   --          525        4,710            --          297
Sycamore                          (6)         255        5,830            --           --
Building 2A - Triangle            --          377        4,004          (377)      (4,004)
 Business Center
Building 2B - Triangle            --          118        1,225          (118)      (1,225)
 Business Center
Building 3 - Triangle             --          409        5,349          (409)      (5,349)
 Business Center
Building 7 - Triangle             --          414        6,301         2,610       (6,301)
 Business Center
Weston                            --        1,544           --        (1,544)          --
Willow Oak                        (6)         458        4,685            --        1,776
Richmond, VA
Highwoods Distribution            --           --           --         6,690           --
 Center
Airport Center I                  --          708        4,374            --          998
Airport Center 2                  --          362        2,896            --          305
Capital One Building I            --        1,278       10,690            --          313
Capital One Building II           --          477        3,946            --          243
Capital One Building III          --        1,278       11,515            --         (171)
Capital One Parking Deck          --           --        2,288            --          132

                                     Gross Amount at
                            Which Carried at Close of Period
                            ---------------------------------                                  Life on
                                                                                                Which
                                       Building &               Accumulated      Date of     Depreciation
        Description           Land    Improvements    Total   Depreciation   Construction    is Computed
--------------------------- -------- -------------- --------- -------------- -------------- -------------
Hawthorn                       904        3,996       4,900        2,044         1987         5-40 yrs.
Highwoods Health Club          142        3,040       3,182          347         1998         5-40 yrs.
Holiday Inn Reservations       867        2,867       3,734          492         1984         5-40 yrs.
 Center
Holly                           --           --          --           --         1984         5-40 yrs.
Healthsource                 1,304       12,289      13,593        1,678         1996         5-40 yrs.
Highwoods Tower One            203       17,468      17,671        4,473         1991         5-40 yrs.
Highwoods Tower Two             --           --          --           --          N/A            N/A
Highwoods Centre               532        7,775       8,307          747         1998         5-40 yrs.
Ironwood                       319        1,643       1,962          422         1978         5-40 yrs.
Kaiser                         133        4,192       4,325        1,711         1988         5-40 yrs.
Laurel                         884        2,973       3,857          528         1982         5-40 yrs.
Lake Plaza East                 --           --          --           --         1984         5-40 yrs.
Highwoods Office Center        357           49         406           15          N/A            N/A
 North
Highwoods Office Center      2,519           --       2,519           --          N/A            N/A
 South
Leatherwood                    213        1,296       1,509          373         1979         5-40 yrs.
Martin Land                     --           --          --           --          N/A            N/A
Maplewood                       --           --          --           --          N/A            N/A
A4 Health Systems               --           --          --           --         1996         5-40 yrs.
Creekstone Park                 --           --          --           --          N/A            N/A
Northpark I                    498        3,774       4,272          523         1997         5-40 yrs.
North Park - Land            1,472           --       1,472           --          N/A            N/A
Phase I - One North            768        4,748       5,516          607         1981         5-40 yrs.
 Commerce Center
\`W' Building - One North    1,163        8,105       9,268        1,171         1983         5-40 yrs.
 Commerce Center
Overlook                       398       10,993      11,391          754         1999         5-40 yrs.
Pamlico/Roanoke                289       11,087      11,376        3,432         1980         5-40 yrs.
Raleigh Corp Center Lot D    2,039           --       2,039           --          N/A            N/A
Red Oak at Highwoods           389        6,444       6,833          491         1999         5-40 yrs.
Rexwoods Center I              878        3,749       4,627        1,136         1990         5-40 yrs.
Rexwoods II                    362        1,851       2,213          344         1993         5-40 yrs.
Rexwoods III                   920        2,916       3,836          712         1992         5-40 yrs.
Rexwoods IV                    586        3,629       4,215          958         1995         5-40 yrs.
Rexwoods V                   1,301        6,039       7,340          788         1998         5-40 yrs.
Riverbirch                     469        4,281       4,750        1,443         1987         5-40 yrs.
Situs I                         --           --          --           --         1996         5-40 yrs.
Situs II                        --           --          --           --         1998         5-40 yrs.
Situs III                       --           --          --           --          N/A            N/A
Six Forks Center I             666        3,162       3,828          497         1982         5-40 yrs.
Six Forks Center II          1,086        4,780       5,866          732         1983         5-40 yrs.
Six Forks Center III           862        4,842       5,704          881         1987         5-40 yrs.
Smoketree Tower              2,353       13,486      15,839        2,815         1984         5-40 yrs.
South Square I                 606        4,342       4,948          862         1988         5-40 yrs.
South Square II                525        5,007       5,532          906         1989         5-40 yrs.
Sycamore                       255        5,830       6,085          996         1997         5-40 yrs.
Building 2A - Triangle          --           --          --           --         1984         5-40 yrs.
 Business Center
Building 2B - Triangle          --           --          --           --         1984         5-40 yrs.
 Business Center
Building 3 - Triangle           --           --          --           --         1988         5-40 yrs.
 Business Center
Building 7 - Triangle        3,024           --       3,024           --         1986         5-40 yrs.
 Business Center
Weston                          --           --          --           --          N/A            N/A
Willow Oak                     458        6,461       6,919        1,989         1995         5-40 yrs.
Richmond, VA
Highwoods Distribution       6,690           --       6,690           --          N/A            N/A
 Center
Airport Center I               708        5,372       6,080          728         1997         5-40 yrs.
Airport Center 2               362        3,201       3,563          251         1998         5-40 yrs.
Capital One Building I       1,278       11,003      12,281          565         1999         5-40 yrs.
Capital One Building II        477        4,189       4,666          200         1999         5-40 yrs.
Capital One Building III     1,278       11,344      12,622          484         1999         5-40 yrs.
Capital One Parking Deck        --        2,420       2,420           79         1999         5-40 yrs.

                                                                        Cost Capitalized
                                                                           Subsequent
                                                Initial Cost             to Acquisition
                                           ----------------------- --------------------------

                                  2000                Building &                 Building &
         Description         Encumbrance     Land   Improvements       Land    Improvements
---------------------------- ------------- -------- -------------- ----------- --------------
1309 Cary Street                   --         171          685            --            77
4900 Cox                           --       1,324        5,305            --           165
Technology Park 1                  --         541        2,166            --           146
Development Opportunity            --          29           --            --            --
 Strip
East Shore I                       --          --        1,254           953         4,492
East Shore II                      --         907        6,662            --           110
East Shore III                     --          --        2,220         1,319         3,965
Eastshore Four                     --       1,183           --            --            --
Grove Park                         --         349        2,685           364         3,149
Grove Park II                      --         907           --            --            --
Highwoods Distribution             --         517        5,714            --           405
 Center
Highwoods One                      (6)      1,846        8,613            --         1,985
Richfood Holdings Building         --         785        5,170            --         1,375
North Shore Commons                --          71           --           (71)           --
Highwoods Five                     --         806        4,948            --           936
Sadler & Cox Land                  --          --           --         1,682            --
IXL Building                       --         907        4,937            --            --
Highwoods Common                   --         547        4,342           (26)         (774)
Innsbrook Centre                   --         914        6,768            --           184
Liberty Mutual Building         3,169       1,205        4,819            --           608
Mercer Plaza                       --       1,556       12,350            --            --
Markel-American                    --       1,372        8,667            --           896
North Park Building                --       2,163        8,659            --           328
North Shore Commons                --          --           --            --            --
 Bldg A
Hamilton Beach Building            --       1,086        4,344            --           329
Pavillion - Richmond               --         401           --            --            --
One Shockoe Plaza                  --          --       19,324            --        (3,954)
Pickles Land                      731         850           --            --            --
Stony Point I                      --       1,384       11,445            --         1,050
Stony Point II                     --       1,561       10,949            --         1,496
Technology Park 2                  --         264        1,058            --            46
Vantage Place-A                    --         203          811            --           147
Vantage Place-B                    --         233          931            --           129
Vantage Place-C                    --         235          940            --            89
Vantage Place-D                    --         218          873            --           187
Vantage Point                      --       1,089        4,354            --           206
Waterfront Plaza                   --         585        2,347            --           626
Westshore I                        --         358        1,431            --            28
Westshore II                       --         545        2,181            --            34
Westshore III                      --         961        3,601            --         1,348
Virginia Mutual                    --       1,301        6,034            --          (252)
South Florida
Debartolo Land                     --       1,727           --        (1,727)           --
The 1800 Eller Drive               --          --        9,724            --           491
 Building
Tampa, FL
5400 Gray Street                   --         350          295            --             8
Anchor Glass                       --       1,281       11,034        (1,281)      (11,034)
Atrium                             --       1,639        9,286          (287)        2,219
Bayshore Place                     --       2,248       10,323        (2,248)      (10,323)
Bay View                           --       1,304        5,964            --           178
Bay Vista Garden Center            --         447        4,777            --            11
Bay Vista Garden Center II         --       1,328        6,981           134           400
Bay Vista Office Center            --         935        4,480            --           295
Bay Vista Retail Center            --         283        1,135            --            31
Countryside Place                  --         843        3,731            --           114
Clearwater Point                              317        1,531            --            38
Cypress Center Land                --       1,410           --            --            --
Cypress Commons                    --       1,211       11,488            --             7
Cypress Center I Cigna             --       3,171       12,635            --             3
Cypress Center III                 --       1,190        7,690            --             5
Cypress West                    2,054         615        4,988            --           191
Brookwood Day Care Center          --          61          347            --            25

                                      Gross Amount at
                             Which Carried at Close of Period
                             ---------------------------------                                  Life on
                                                                                                 Which
                                        Building &               Accumulated      Date of     Depreciation
         Description           Land    Improvements    Total   Depreciation   Construction    is Computed
---------------------------- -------- -------------- --------- -------------- -------------- -------------
1309 Cary Street                171          762         933           97         1987         5-40 yrs.
4900 Cox                      1,324        5,470       6,794          724         1991         5-40 yrs.
Technology Park 1               541        2,312       2,853          339         1991         5-40 yrs.
Development Opportunity          29           --          29           --          N/A            N/A
 Strip
East Shore I                    953        5,746       6,699          112          N/A            N/A
East Shore II                   907        6,772       7,679          520         1999         5-40 yrs.
East Shore III                1,319        6,185       7,504          145         1999         5-40 yrs.
Eastshore Four                1,183           --       1,183           --          N/A            N/A
Grove Park                      713        5,834       6,547          794         1997         5-40 yrs.
Grove Park II                   907           --         907           --          N/A            N/A
Highwoods Distribution          517        6,119       6,636          316         1999         5-40 yrs.
 Center
Highwoods One                 1,846       10,598      12,444        2,009         1996         5-40 yrs.
Richfood Holdings Building      785        6,545       7,330          872         1997         5-40 yrs.
North Shore Commons              --           --          --           --          N/A            N/A
Highwoods Five                  806        5,884       6,690          546         1998         5-40 yrs.
Sadler & Cox Land             1,682           --       1,682           --          N/A            N/A
IXL Building                    907        4,937       5,844           36         2000         5-40 yrs.
Highwoods Common                521        3,568       4,089          137         1999         5-40 yrs.
Innsbrook Centre                914        6,952       7,866          190         1989         5-40 yrs.
Liberty Mutual Building       1,205        5,427       6,632          690         1990         5-40 yrs.
Mercer Plaza                  1,556       12,350      13,906          324         1984         5-40 yrs.
Markel-American               1,372        9,563      10,935          780         1998         5-40 yrs.
North Park Building           2,163        8,987      11,150        1,110         1989         5-40 yrs.
North Shore Commons              --           --          --           --          N/A            N/A
 Bldg A
Hamilton Beach Building       1,086        4,673       5,759          636         1986         5-40 yrs.
Pavillion - Richmond            401           --         401           --          N/A            N/A
One Shockoe Plaza                --       15,370      15,370        1,916         1996         5-40 yrs.
Pickles Land                    850           --         850           --          N/A            N/A
Stony Point I                 1,384       12,495      13,879        1,161         1990         5-40 yrs.
Stony Point II                1,561       12,445      14,006          714         1999         5-40 yrs.
Technology Park 2               264        1,104       1,368          160         1991         5-40 yrs.
Vantage Place-A                 203          958       1,161          186         1987         5-40 yrs.
Vantage Place-B                 233        1,060       1,293          180         1988         5-40 yrs.
Vantage Place-C                 235        1,029       1,264          171         1987         5-40 yrs.
Vantage Place-D                 218        1,060       1,278          215         1988         5-40 yrs.
Vantage Point                 1,089        4,560       5,649          690         1990         5-40 yrs.
Waterfront Plaza                585        2,973       3,558          545         1988         5-40 yrs.
Westshore I                     358        1,459       1,817          181         1995         5-40 yrs.
Westshore II                    545        2,215       2,760          268         1995         5-40 yrs.
Westshore III                   961        4,949       5,910          770         1997         5-40 yrs.
Virginia Mutual               1,301        5,782       7,083           44         1996         5-40 yrs.
South Florida
Debartolo Land                   --           --          --           --          N/A            N/A
The 1800 Eller Drive             --       10,215      10,215          573         1983         5-40 yrs.
 Building
Tampa, FL
5400 Gray Street                350          303         653           24         1973         5-40 yrs.
Anchor Glass                     --           --          --           --         1988         5-40 yrs.
Atrium                        1,352       11,505      12,857        1,111         1989         5-40 yrs.
Bayshore Place                   --           --          --           --         1990         5-40 yrs.
Bay View                      1,304        6,142       7,446          477         1982         5-40 yrs.
Bay Vista Garden Center         447        4,788       5,235          348         1982         5-40 yrs.
Bay Vista Garden Center II    1,462        7,381       8,843          720         1997         5-40 yrs.
Bay Vista Office Center         935        4,775       5,710          450         1982         5-40 yrs.
Bay Vista Retail Center         283        1,166       1,449           91         1987         5-40 yrs.
Countryside Place               843        3,845       4,688          316         1988         5-40 yrs.
Clearwater Point                317        1,569       1,886          122         1981         5-40 yrs.
Cypress Center Land           1,410           --       1,410           --          N/A            N/A
Cypress Commons               1,211       11,495      12,706        1,121         1985         5-40 yrs.
Cypress Center I Cigna        3,171       12,638      15,809        1,441         1982         5-40 yrs.
Cypress Center III            1,190        7,695       8,885          322         1983         5-40 yrs.
Cypress West                    615        5,179       5,794          460         1985         5-40 yrs.
Brookwood Day Care Center        61          372         433           43         1986         5-40 yrs.

                                                                          Cost Capitalized
                                                                             Subsequent
                                                 Initial Cost              to Acquisition
                                           ------------------------- --------------------------

                                  2000                  Building &                 Building &
         Description         Encumbrance      Land    Improvements       Land    Improvements
---------------------------- ------------- ---------- -------------- ----------- --------------
Expo Building                      --           171            969          --            23
Feathersound II                 2,227           800          7,282          --           367
Fireman's Fund Building            --           500          4,107          --            95
Fireman's fund Land                --         1,000             --          --            --
Federated                          --         6,028             --          --            --
Horizon Office Building            (1)           --          6,114          --           172
Highwoods Preserve I               --            --          2,268       1,618        18,970
Highwoods Preserve III             --            --          1,524       1,488        17,165
Highwoods Preserve IV              --         1,639         16,355          --         6,717
Highwoods Preserve V               --            --             --          --            --
Highwoods Plaza                    --           545          4,650          --           344
Highwoods Preserve Land            --         3,231             --          --            --
ROMAC                              --            --             --          --            --
Lakepointe II                      (1)        2,000         20,376          --         2,817
Lakeside                           (1)           --          7,272          --           106
Lakepointe I                       (1)        2,100         31,390          --           444
Northside Square Office            --           601          3,601          --           103
 Building
Northside Square Retail            --           800          2,808          --            61
 Building
One Harbour Place                  (3)        2,015         25,252          --             1
Parkside                           (1)           --          9,193          --           277
Pavillion Office Building          (1)           --         16,022          --           205
Pavilion Parking Garage            (1)           --          5,618          --            --
Park Place                         --         1,508             --          --            --
REO Building                       --           795          4,484          --           181
Registry I                         --           744          4,216          --           337
Registry II                        --           908          5,147          --           394
Registry Square                    --           344          1,951          --           104
Rocky Point Land                   --         3,484             --          --            --
Sabal Business Center I            --           375          2,127          --           128
Sabal Business Center II           --           342          1,935          --           137
Sabal Business Center III          --           290          1,642          --            45
Sabal Business Center IV           --           819          4,638          --             7
Sabal Business Center V            --         1,026          5,813          --            86
Sabal Business Center VI           --         1,609          9,116          --            80
Sabal Business Center VII          --         1,519          8,605          --            44
Sabal Lake Building                --           572          3,241          --           152
Sabal Industrial Park Land         --           473             --          --            --
Sabal Park Plaza                   --           611          3,460          --           384
Sabal Tech Center                  --           548          3,107          --            97
Summit Executive Centre            --           579          2,749          --             1
Spectrum                           (1)        1,450         14,173          --           264
Sabal Pavilion - Phase I           --           660          8,633         304           (69)
Sabal Pavilion - Phase II          --           357             --          --            --
Tower Place                        --         3,194         18,098      (3,194)      (18,098)
USF&G                              --         1,366          7,742          --         1,391
Westshore Square                2,811         1,130          5,155          --            16
                                              -----         ------      ------       -------
                                            668,327      3,039,068     (83,902)     (245,198)
                                            =======      =========     =======      ========

                                        Gross Amount at
                                Which Carried at Close of Period
                              -------------------------------------                                  Life on
                                                                                                      Which
                                          Building &                  Accumulated      Date of     Depreciation
         Description            Land     Improvements      Total    Depreciation   Construction    is Computed
---------------------------- ---------- -------------- ------------ -------------- -------------- -------------
Expo Building                     171            992        1,163           109        1981         5-40 yrs.
Feathersound II                   800          7,649        8,449           714        1986         5-40 yrs.
Fireman's Fund Building           500          4,202        4,702           365        1982         5-40 yrs.
Fireman's fund Land             1,000             --        1,000            --         N/A            N/A
Federated                       6,028             --        6,028            --         N/A            N/A
Horizon Office Building            --          6,286        6,286           524        1980         5-40 yrs.
Highwoods Preserve I            1,618         21,238       22,856           492        1999         5-40 yrs.
Highwoods Preserve III          1,488         18,689       20,177           352        1999         5-40 yrs.
Highwoods Preserve IV           1,639         23,072       24,711           160        1999         5-40 yrs.
Highwoods Preserve V               --             --           --            --         N/A            N/A
Highwoods Plaza                   545          4,994        5,539            34        1999         5-40 yrs.
Highwoods Preserve Land         3,231             --        3,231            --         N/A            N/A
ROMAC                              --             --           --            --         N/A            N/A
Lakepointe II                   2,000         23,193       25,193           715        1999         5-40 yrs.
Lakeside                           --          7,378        7,378           592        1978         5-40 yrs.
Lakepointe I                    2,100         31,834       33,934         2,595        1986         5-40 yrs.
Northside Square Office           601          3,704        4,305           304        1986         5-40 yrs.
 Building
Northside Square Retail           800          2,869        3,669           227        1986         5-40 yrs.
 Building
One Harbour Place               2,015         25,253       27,268           237        1985         5-40 yrs.
Parkside                           --          9,470        9,470           763        1979         5-40 yrs.
Pavillion Office Building          --         16,227       16,227         1,314        1982         5-40 yrs.
Pavilion Parking Garage            --          5,618        5,618           168        1999         5-40 yrs.
Park Place                      1,508             --        1,508            --         N/A            N/A
REO Building                      795          4,665        5,460           384        1983         5-40 yrs.
Registry I                        744          4,553        5,297           546        1985         5-40 yrs.
Registry II                       908          5,541        6,449           667        1987         5-40 yrs.
Registry Square                   344          2,055        2,399           225        1988         5-40 yrs.
Rocky Point Land                3,484             --        3,484            --         N/A            N/A
Sabal Business Center I           375          2,255        2,630           259        1982         5-40 yrs.
Sabal Business Center II          342          2,072        2,414           273        1984         5-40 yrs.
Sabal Business Center III         290          1,687        1,977           187        1984         5-40 yrs.
Sabal Business Center IV          819          4,645        5,464           501        1984         5-40 yrs.
Sabal Business Center V         1,026          5,899        6,925           652        1988         5-40 yrs.
Sabal Business Center VI        1,609          9,196       10,805           994        1988         5-40 yrs.
Sabal Business Center VII       1,519          8,649       10,168           935        1990         5-40 yrs.
Sabal Lake Building               572          3,393        3,965           425        1986         5-40 yrs.
Sabal Industrial Park Land        473             --          473            --         N/A            N/A
Sabal Park Plaza                  611          3,844        4,455           648        1987         5-40 yrs.
Sabal Tech Center                 548          3,204        3,752           341        1989         5-40 yrs.
Summit Executive Centre           579          2,750        3,329           200        1988         5-40 yrs.
Spectrum                        1,450         14,437       15,887         1,211        1984         5-40 yrs.
Sabal Pavilion - Phase I          964          8,564        9,528           443        1998         5-40 yrs.
Sabal Pavilion - Phase II         357             --          357            --         N/A            N/A
Tower Place                        --             --           --            --        1988         5-40 yrs.
USF&G                           1,366          9,133       10,499         1,402        1988         5-40 yrs.
Westshore Square                1,130          5,171        6,301           383        1976         5-40 yrs.
                                -----         ------       ------         -----
                              596,439      2,793,870    3,443,117       280,772
                              =======      =========    =========       =======

---------
 (1) These assets are pledged as collateral for a $71,183,000 first mortgage loan.

 (2) These assets are pledged as collateral for a $45,396,000 first mortgage loan.

 (3) These assets are pledged as collateral for a $29,328,000 first mortgage loan.

 (4) These assets are pledged as collateral for a $7,883,000 first mortgage loan.

 (5) These assets are pledged as collateral for a $136,836,000 first mortgage loan.

 (6) These assets are pledged as collateral for a $185,701,000 first mortgage loan.

 (7) These assets are pledged as collateral for a $11,141,000 first mortgage loan.

      The aggregate cost for Federal Income tax purposes was approximately $3,118,840,000.

                           HIGHWOODS PROPERTIES, INC.

                              NOTE TO SCHEDULE III
                                (in thousands)

                     As of December 31, 2000, 1999 and 1998



    A summary of activity for real estate and accumulated depreciation is as follows:

                                                                           December 31,
                                                          -----------------------------------------------
                                                               2000             1999             1998
                                                          --------------   --------------   -------------
Real Estate:
  Balance at beginning of year ........................     $3,768,234       $4,025,472      $2,603,410
  Additions
   Acquisitions, development and improvements .........        403,012          507,475       1,447,637
   Cost of real estate sold ...........................       (733,608)        (764,713)        (25,575)
                                                            ----------       ----------      ----------
  Balance at close of year (a) ........................     $3,437,638       $3,768,234      $4,025,472
                                                            ==========       ==========      ==========
  Accumulated Depreciation
  Balance at beginning of year ........................     $  237,979       $  167,989      $   86,062
   Depreciation expense ...............................        108,752           99,386          83,462
   Real estate sold ...................................        (65,959)         (29,396)         (1,535)
                                                            ----------       ----------      ----------
  Balance at close of year (b) ........................     $  280,772       $  237,979      $  167,989
                                                            ==========       ==========      ==========
----------
(a) Reconciliation of total cost to balance sheet caption at December 31, 2000, 1999 and 1998
   (in thousands)
                                                                  2000             1999            1998
                                                            ----------       ----------      ----------
Total per schedule III ................................     $3,443,117       $3,768,234      $4,025,472
Construction in progress exclusive of land included in
   schedule III .......................................         87,622          186,925         189,465
Furniture, fixtures and equipment .....................         11,433            7,917           7,693
Property held for sale ................................       (133,303)         (51,603)       (129,166)
                                                            ----------       ----------      ----------
Total real estate assets at cost ......................     $3,408,869       $3,911,473      $4,093,464
                                                            ==========       ==========      ==========
----------
(b) Reconciliation of total accumulated depreciation to balance sheet caption at December 31, 2000,
   1999 and 1998 (in thousands)
                                                                  2000             1999            1998
                                                            ----------       ----------      ----------
Total per Schedule III ................................     $  280,772       $  237,979      $  167,989
Accumulated depreciation -- furniture, fixtures and
   equipment ..........................................          5,317            2,799           3,953
Property held for sale ................................         (5,479)          (2,643)         (2,670)
                                                            ----------       ----------      ----------
Total accumulated depreciation ........................     $  280,610       $  238,135      $  169,272
                                                            ==========       ==========      ==========