Form 10-Q
period 2001-03-31
HIGHWOODS PROPERTIES INC
filed 2001-05-15
CIK 921082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                       Commission file number: 001-13100

                               ----------------

                           HIGHWOODS PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                Maryland                               56-1871668
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

                 3100 Smoketree Court, Suite 600, Raleigh, N.C.
                    l(Address of principal executive office)

                                     27604
                                   (Zip Code)

                                 (919) 872-4924
              Registrant's telephone number, including area code:

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                               ----------------

   The Company has only one class of common stock, par value $.01 per share, with 53,875,783 shares outstanding as of May 1, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           HIGHWOODS PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I  FINANCIAL INFORMATION

 Item 1. Financial Statements...........................................     3

         Consolidated Balance Sheets as of March 31, 2001 and December
         31, 2000.......................................................     4

         Consolidated Statements of Income for the three months ended
         March 31, 2001 and 2000........................................     5

         Consolidated Statements of Stockholders' Equity for the three months ended
          March 31, 2001................................................     6

         Consolidated Statements of Cash Flows for the three months ended March 31,
          2001 and 2000.................................................     7

         Notes to Consolidated Financial Statements.....................     9

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    12

         Results of Operations..........................................    12

         Liquidity and Capital Resources................................    13

         Recent Developments............................................    14

         Possible Environmental Liabilities.............................    15

         Compliance with the Americans with Disabilities Act............    16

         Funds From Operations and Cash Available for Distributions.....    16

         Disclosure Regarding Forward-Looking Statements................    18

         Property Information...........................................    19

         Inflation......................................................    27

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    28

 PART II OTHER INFORMATION

 Item 1. Legal Proceedings..............................................    28

 Item 6. Exhibits and Reports on Form 8-K...............................    29

                         PART I--FINANCIAL INFORMATION

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

   The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2000 Annual Report on Form 10-K.

                           HIGHWOODS PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,   December 31,
                                                           2001          2000
                                                        -----------  ------------
                                                        (Unaudited)
                        ASSETS
Real estate assets, at cost:
 Land and improvements................................  $  415,301    $  421,270
 Buildings and tenant improvements....................   2,790,722     2,742,946
 Development in process...............................     110,425        87,622
 Land held for development............................     148,374       145,598
 Furniture, fixtures and equipment....................      11,736        11,433
                                                        ----------    ----------
                                                         3,476,558     3,408,869
 Less--accumulated depreciation.......................    (306,120)     (280,610)
                                                        ----------    ----------
 Net real estate assets...............................   3,170,438     3,128,259
Property held for sale................................      96,910       127,824
Cash and cash equivalents.............................      46,119       104,780
Restricted cash.......................................       2,145         2,192
Accounts receivable, net..............................      18,389        24,003
Advances to related parties...........................         --         27,560
Notes receivable......................................      71,559        80,918
Accrued straight-line rents receivable................      41,996        39,295
Investment in unconsolidated affiliates...............      78,777        78,423
Other assets:
 Deferred leasing costs...............................      88,953        83,269
 Deferred financing costs (See Note 4)................      26,350        43,110
 Prepaid expenses and other...........................      11,161        11,878
                                                        ----------    ----------
                                                           126,464       138,257
 Less--accumulated amortization.......................     (48,605)      (49,909)
                                                        ----------    ----------
   Other assets, net..................................      77,859        88,348
                                                        ----------    ----------
Total Assets..........................................  $3,604,192    $3,701,602
                                                        ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable...........................  $1,606,208    $1,587,019
Accounts payable, accrued expenses and other
 liabilities..........................................     107,375       109,824
                                                        ----------    ----------
 Total Liabilities....................................   1,713,583     1,696,843
Minority interest.....................................     211,201       213,214

Stockholders' Equity:
Preferred stock, $.01 par value, 50,000,000 authorized
 shares;
 8 5/8% Series A Cumulative Redeemable Preferred
  Shares (liquidation preference $1,000 per share),
  125,000 shares issued and outstanding at March 31,
  2001 and December 31, 2000..........................     125,000       125,000
 8% Series B Cumulative Redeemable Preferred Shares
  (liquidation preference $25 per share),
  6,900,000 shares issued and outstanding at March
  31, 2001 and December 31, 2000......................     172,500       172,500
 8% Series D Cumulative Redeemable Preferred Shares
  (liquidation preference $250 per share),
  400,000 shares issued and outstanding at March 31,
  2001 and December 31, 2000..........................     100,000       100,000
Common stock, $.01 par value, 200,000,000 authorized
 shares; 54,239,673 shares issued and outstanding at
 March 31, 2001 and 58,124,205 at December 31, 2000...         542           581
Additional paid-in capital............................   1,408,002     1,506,161
Distributions in excess of net earnings...............    (111,972)     (110,209)
Accumulated other comprehensive loss (See Note 4).....     (10,598)          --
Deferred compensation--restricted stock...............      (4,066)       (2,488)
                                                        ----------    ----------
 Total Stockholders' Equity...........................   1,679,408     1,791,545
                                                        ----------    ----------
Total Liabilities and Stockholders' Equity............  $3,604,192    $3,701,602
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except per share amounts)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Revenue:
  Rental property.......................................... $128,621  $136,574
  Equity in earnings of unconsolidated affiliates..........      833       943
  Interest and other income................................    7,813     3,642
                                                            --------  --------
Total Revenue..............................................  137,267   141,159
Operating expenses:
  Rental property..........................................   36,909    39,461
  Depreciation and amortization............................   29,206    28,328
  Interest expense:
    Contractual............................................   28,321    27,047
    Amortization of deferred financing costs...............      665       721
                                                            --------  --------
                                                              28,986    27,768
  General and administrative...............................    5,212     5,096
                                                            --------  --------
    Income before gain on disposition of land and
     depreciable assets, minority interest and
     extraordinary item ...................................   36,954    40,506
  Gain on disposition of land and depreciable assets.......    7,071     6,946
                                                            --------  --------
    Income before minority interest and extraordinary
     item..................................................   44,025    47,452
Minority interest..........................................   (5,251)   (6,020)
                                                            --------  --------
  Income before extraordinary item.........................   38,774    41,432
Extraordinary item--loss on early extinguishment of debt...     (193)     (195)
                                                            --------  --------
  Net income...............................................   38,581    41,237
Dividends on preferred stock...............................   (8,145)   (8,145)
                                                            --------  --------
Net income available for common shareholders............... $ 30,436  $ 33,092
                                                            ========  ========
Net income per common share--basic:
  Income before extraordinary item......................... $   0.54  $   0.55
  Extraordinary item--loss on early extinguishment of
   debt....................................................      --        --
                                                            --------  --------
  Net income............................................... $   0.54  $   0.55
                                                            ========  ========
  Weighted average shares outstanding--basic...............   56,393    60,406
                                                            ========  ========
Net income per common share--diluted:
  Income before extraordinary item......................... $   0.54  $   0.55
  Extraordinary item--loss on early extinguishment of
   debt....................................................      --        --
                                                            --------  --------
  Net income............................................... $   0.54  $   0.55
                                                            ========  ========
  Weighted average shares outstanding--diluted.............   56,659    60,492
                                                            ========  ========
Distributions declared per common share.................... $   0.57  $  0.555
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 2001
               (Unaudited and in thousands except share amounts)

                                                                                             Accumulated
                  Number of                                        Additional                   Other     Distributions
                    Common    Common Series A  Series B  Series D   Paid-In      Deferred   Comprehensive in excess of
                    Shares    Stock  Preferred Preferred Preferred  Capital    Compensation     Loss      Net Earnings
                  ----------  ------ --------- --------- --------- ----------  ------------ ------------- -------------
Balance at
 December 31,
 2000...........  58,124,205   $581  $125,000  $172,500  $100,000  $1,506,161    $(2,488)          --       $(110,209)
Issuance of
 Common Stock...      11,178    --        --        --        --           68        --            --             --
Common Stock
 Dividends......         --     --        --        --        --          --         --            --         (32,199)
Preferred Stock
 Dividends......         --     --        --        --        --          --         --            --          (8,145)
Issuance of
 restricted
 stock..........      71,190    --        --        --        --        1,779     (1,779)          --             --
Amortization of
 deferred
 compensation...         --     --        --        --        --          --         201           --             --
Repurchase of
 Common Stock...  (3,966,900)   (39)      --        --        --     (100,006)       --            --             --
Net Income......         --     --        --        --        --          --         --            --          38,581
Reclassification
 of derivative
 instruments....         --     --        --        --        --          --         --        (10,598)           --
                  ----------   ----  --------  --------  --------  ----------    -------      --------      ---------
Total other
 comprehensive
 loss...........
Balance at March
 31, 2001.......  54,239,673   $542  $125,000  $172,500  $100,000  $1,408,002    $(4,066)     $(10,598)     $(111,972)
                  ==========   ====  ========  ========  ========  ==========    =======      ========      =========
                                  Other
                              Comprehensive
                    Total         Loss
                  ----------- -------------
Balance at
 December 31,
 2000...........  $1,791,545         --
Issuance of
 Common Stock...          68         --
Common Stock
 Dividends......     (32,199)        --
Preferred Stock
 Dividends......      (8,145)        --
Issuance of
 restricted
 stock..........         --          --
Amortization of
 deferred
 compensation...         201         --
Repurchase of
 Common Stock...    (100,045)        --
Net Income......      38,581      38,581
Reclassification
 of derivative
 instruments....     (10,598)   (10,598)
                  ----------- -------------
Total other
 comprehensive
 loss...........                  27,983
                              =============
Balance at March
 31, 2001.......  $1,679,408
                  ===========


          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
Operating activities:
Net income.................................................  $ 38,581  $41,237
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization............................    29,871   29,049
  Amortization of deferred compensation....................       201      --
  Minority interest........................................     5,251    6,020
  Equity in earnings of unconsolidated affiliates..........      (833)    (943)
Loss on early extinguishment of debt.......................       193      195
Gain on disposition of land and depreciable assets.........    (7,071)  (6,946)
Transition adjustment upon adoption of FASB 133............       556      --
Loss on ineffective portion of derivative instruments......       466       --
Changes in operating assets and liabilities................      (446)  (9,507)
                                                             --------  -------
    Net cash provided by operating activities..............    66,769   59,105
                                                             --------  -------
Investing activities:
Additions to real estate assets............................   (59,310) (49,787)
Proceeds from disposition of real estate assets............    49,700   20,666
Payment from advances to subsidiaries......................    27,560    1,237
Distributions from unconsolidated affiliates...............     1,333      622
Investments in notes receivable............................     8,684   (5,001)
Other investing activities.................................    (5,705)  (1,046)
                                                             --------  -------
    Net cash provided by /(used in) investing activities...    22,262  (33,309)
                                                             --------  -------

Financing activities:
Distributions paid on common stock and common units........   (36,506) (38,438)
Dividends paid on preferred stock..........................    (8,145)  (8,145)
Payment of prepayment penalties............................      (193)    (195)
Borrowings on mortgages and notes payable..................    16,402   72,215
Repayments on mortgages and notes payable..................   (33,733) (67,334)
Borrowings on revolving loans..............................    69,000  129,000
Repayments on revolving loans..............................   (47,000) (88,000)
Net proceeds from the sale of common stock.................        68      107
Net change in deferred financing costs.....................      (738)    (418)
Repurchase of common stock and units.......................  (106,847) (35,301)
                                                             --------  -------
    Net cash used in financing activities..................  (147,692) (36,509)
                                                             --------  -------
Net decrease in cash and cash equivalents..................   (58,661) (10,713)
Cash and cash equivalents at beginning of the period.......   104,780   34,496
                                                             --------  -------
Cash and cash equivalents at end of the period.............  $ 46,119  $23,783
                                                             ========  =======

Supplemental disclosure of cash flow information:
Cash paid for interest.....................................  $ 23,489  $24,583
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                          (Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities

   The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership and the net assets acquired subject to mortgage notes payable.

                                                         Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------- ----------
                                                       (Unaudited) (Unaudited)
Assets:
Notes receivable .....................................   $   675        --
Cash and cash equivalents.............................       551        --
Rental property and equipment, net....................    19,881     $1,356

Liabilities:
Accounts payable, accrued expenses and other
 liabilities..........................................    22,520        --
Mortgages and notes payable...........................     1,392        --
                                                         -------     ------
  Net assets..........................................   $(2,805)    $1,356
                                                         =======     ======


          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of the Company and the Operating Partnership and their majority-controlled affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

   Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

   The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.

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

                           HIGHWOODS PROPERTIES, INC.

   The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three months ended March 31, 2001 and 2000.

                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
Rental Income:
Office segment........................................ $  103,941  $  110,510
Industrial segment....................................     11,715      13,115
Retail segment........................................      9,695       8,395
Apartment segment.....................................      3,270       4,554
                                                       ----------  ----------
    Total Rental Income............................... $  128,621  $  136,574
                                                       ==========  ==========
Net Operating Income:
Office segment........................................ $   73,361  $   77,396
Industrial segment....................................      9,976      10,851
Retail segment........................................      6,584       6,049
Apartment segment.....................................      1,791       2,817
                                                       ----------  ----------
    Total Net Operating Income........................     91,712      97,113
                                                       ----------  ----------
Reconciliation to income before minority interest and
 extraordinary item:
Equity in income of unconsolidated affiliates.........        833         943
Gain on disposition assets............................      7,071       6,946
Interest and other income.............................      7,813       3,642
Interest expense......................................    (28,986)    (27,768)
General and administrative expense....................     (5,212)     (5,096)
Depreciation and amortization.........................    (29,206)    (28,328)
                                                       ----------  ----------
Income before minority interest and extraordinary
 item................................................. $   44,025  $   47,452
                                                       ==========  ==========
Total Assets:
Office segment........................................ $2,700,177  $2,996,001
Industrial segment....................................    337,605     438,389
Retail segment........................................    243,538     272,664
Apartment segment.....................................     86,761     115,387
Corporate and other...................................    236,111     198,910
                                                       ----------  ----------
    Total Assets...................................... $3,604,192  $4,021,351
                                                       ==========  ==========

3. LEGAL CONTINGENCIES

   On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders, and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 Sections 11 and 12(2) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the Company. By order dated June 18, 1999, the court granted in part and denied in

                           HIGHWOODS PROPERTIES, INC.

part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The parties have executed a Stipulation of Settlement, which has been submitted to the court. The final settlement hearing is scheduled for May 24, 2001. We do not believe the settlement will have a material adverse effect on our business, financial condition or results of operations.

4. DERIVATIVE FINANCIAL INSTRUMENTS

   On January 1, 2001, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, we recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in our recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

   Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold these derivatives for trading or speculative purposes.

   All of our derivatives are designated as cashflow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk) at March 31, 2001. The effective portion of the cumulative loss on the derivative instruments was $10.6 million at March 31, 2001 and is reported as a component of AOCL in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at March 31, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.5 million. The ineffective portion of our derivatives' changes in fair value has resulted in a loss of $1.0 million and is reported in interest and other income on the Consolidated Statements of Income at March 31, 2001.

   Derivative liabilities totaling approximately $860,788 related to our interest rate swap, cap and collar agreements, with a notional amount of $113.1 million, are recorded in other accounts payable, accrued expenses and other liabilities in the Consolidated Condensed Balance Sheets at March 31, 2001. The fair value of our interest rate swap, cap and collar agreements was ($860,788) at March 31, 2001 and is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap, cap and collar agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.

Results of Operations

   Three Months Ended March 31, 2001. Revenues from rental operations decreased $8.0 million, or 5.9%, from $136.6 million for the three months ended March 31, 2000 to $128.6 million for the comparable period in 2001. The decrease is primarily a result of the disposition of and contribution of 6.5 million square feet of wholly owned office, industrial and retail properties and 277 apartment units, offset in part by the acquisition of 741,000 square feet of wholly owned office properties and the completion of 2.2 million square feet of development activity during the last nine months of 2000 and the first three months of 2001. Our in-service portfolio decreased from 40.2 million square feet at March 31, 2000 to 36.5 million square feet at March 31, 2001. Same property revenues, which are the revenues of the 455 in-service properties and 1,608 apartment units owned on January 1, 2000, increased 3.3% for the three months ended March 31, 2001, compared to the same three months in 2000.

   During the three months ended March 31, 2001, 161 leases representing 1.1 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 7.9% higher than the average rate per square foot on the expired leases.

   Interest and other income increased $4.2 million, or 116.7%, from $3.6 million for the three months ended March 31, 2000 to $7.8 million for the comparable period in 2001. The increase was a result of an increase in interest income and third party fee income partly offset by an adjustment related to the adoption of FASB 133.

   Rental operating expenses decreased $2.6 million, or 6.6%, from $39.5 million for the three months ended March 31, 2000 to $36.9 million for the comparable period in 2001. The decrease is primarily a result of the disposition of and contribution of 6.5 million square feet of wholly owned office, industrial and retail properties and 277 apartment units, offset in part by the acquisition of 741,000 square feet of wholly owned office properties and the completion of 2.2 million square feet of development activity during the last nine months of 2000 and the first three months of 2001. Rental operating expenses as a percentage of related revenues was 28.7% and 28.9% for the three months ended March 31, 2001 and 2000, respectively.

   Depreciation and amortization for the three months ended March 31, 2001 and 2000 totaled $29.2 million and $28.3 million, respectively. The increase of $878,000, or 3.1%, is due to an increase in tenant improvements in 2000 and 2001. Interest expense increased $1.2 million, or 4.3%, from $27.8 million for the three months ended March 31, 2000 to $29.0 million for the comparable period in 2001. The increase is attributable to a decrease in capitalized interest in 2001 from 2000. Interest expense for the three months ended March 31, 2001 and 2000 included $665,000 million and $721,000 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased 0.2% from 3.6% of total revenue for the three months ended March 31, 2000 to 3.8% for the comparable period in 2001.

   Income before minority interest and extraordinary item was $44.0 million and $47.5 million for the three months ended March 31, 2001 and 2000, respectively. The Company's net income allocated to minority interest totaled $5.3 million and $6.0 million for the three months ended March 31, 2001 and 2000, respectively. The Company recorded $8.1 million in preferred stock dividends for the three months ended March 31, 2001 and 2000.

Liquidity and Capital Resources

   Statement of Cash Flows. For the three months ended March 31, 2001, the Company generated $66.8 million in cash flows from operating activities and $22.3 million in investing activities (primarily as a result of dispositions of real estate assets and repayments from subsidiaries, partly offset by additions to real estate assets). These combined cash flows of $89.1 million were used during the quarter to partly fund financing activities of $147.7 million, primarily consisting of the repurchase of Common Stock and Common Units and the payment of distributions.

   Capitalization. Our total indebtedness at March 31, 2001 totaled $1.6 billion and was comprised of $629.0 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.0 billion of unsecured indebtedness with a weighted average interest rate of 7.3%. Except as stated below, all of the mortgage and notes payable outstanding at March 31, 2001 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $32.5 million of floating rate notes were not covered by interest rate hedge contracts on March 31, 2001.

   Based on the Company's total market capitalization of $3.5 billion at March 31, 2001 (at the March 31, 2001 stock price of $24.65 and assuming the redemption for shares of Common Stock of the 7.7 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 45.5% of its total market capitalization.

   To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our $300.0 million unsecured revolving loan (the "Revolving Loan") bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

   The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2001:

                                                                       Fair
                  Notional Maturity                         Fixed     Market
Type of Hedge      Amount    Date      Reference Rate       Rate       Value
-------------     -------- -------- --------------------  ---------  ---------
Swap............. $19,671  06/10/02 1-Month LIBOR + 0.75% 6.95%      $(392,540)
Collar........... $80,000  10/15/01 1-Month LIBOR         5.60-6.25% $(468,248)
Cap.............. $13,434  06/15/01 1-Month LIBOR         7.75%            --

   The interest rate on our variable rate debt is adjusted at one-month intervals, subject to settlements under these contracts. Net
(receipts)/payments made to counterparties under interest rate hedge contracts were $(24,105) during the first quarter of 2001 and $7,545 during the first quarter of 2000 and were recorded as (decreases)/increases to interest expense.

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

   Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $80.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

   . borrowings under our Revolving Loan (approximately $248.0 million was available at March 31, 2001);

   .  the issuance of secured debt;

   .  the selective disposition of non-core assets; and

   . the sale or contribution of some of our wholly owned properties to strategic joint ventures to be formed with selected partners interested in investing with us, which will have the net effect of generating additional capital through such sale or contributions.

   Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. We remain committed to maintaining a flexible and conservative capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the Revolving Loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or the incurrence of other debt.

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

Recent Developments

   Stock Repurchases. On April 25, 2001, we announced that we had essentially completed our previously announced 10.0 million share and unit repurchase program pursuant to which we repurchased 9.9 million shares of Common Stock and Common Units at a weighted average price of $24.18 per share/unit, for a total purchase price of $239.2 million. In addition, the Company announced that its board of directors has authorized the repurchase of up to an additional 5 million shares of Common Stock and Common Units. To date, we have not repurchased any shares or units under our new program.

   Disposition Activity. During the three months ended March 31, 2001, we sold approximately 76,000 rentable square feet of office properties, 277 apartment units and 73.0 acres of development land for gross proceeds of $49.7 million. In addition, we currently have 182,000 rentable square feet of wholly owned properties and 1,395 apartment units under contract for sale in various transactions totaling $120.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close at various times throughout 2001. However we can provide no assurance that all or parts of these transactions will be consummated.

   As of May 14, 2001, we expect to use a portion of the net proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We expect to reinvest up to $10.0 million of the net proceeds from completed disposition activity and up to $112.0 million of the net proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.

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

   FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of depreciable assets, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of the definition of FFO. This clarification provides that amortization of deferred financing costs and depreciation of non-real estate assets are no longer to be added back to net income in arriving at FFO. In October 1999, NAREIT issued an additional clarification effective as of January 1, 2000 stipulating that FFO should include both recurring and non-recurring operating results. Consistent with this clarification, non-recurring items that are not defined as "extraordinary" under GAAP will be reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property will continue to be excluded from the calculation of FFO.

   Cash available for distribution is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

   FFO and cash available for distribution for the three month period ended March 31, 2001 and 2000 are summarized in the following table (in thousands):

                                                              Three Months
                                                                  Ended
                                                                March 30,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
Funds from operations:
Income before minority interest and extraordinary item...... $44,025  $47,452
Add/(Deduct):
  Dividends to preferred stockholders.......................  (8,145)  (8,145)
  Transition adjustment upon adoption of FASB 133...........     556      --
  Gain on disposition of land and depreciable assets........  (7,071)  (6,946)
  Gain on disposition of land...............................   1,026      --
  Depreciation and amortization.............................  29,206   28,328
  Depreciation of unconsolidated affiliates.................   1,992      878
                                                             -------  -------
    Funds from operations...................................  61,589   61,567
Cash available for distribution:
Add/(Deduct):
  Rental income from straight-line rents....................  (3,102)  (3,800)
  Amortization of deferred financing costs..................     665      721
  Non-incremental revenue generating capital
   expenditures(1):
    Building improvements paid..............................  (1,073)  (1,369)
    Second generation tenant improvements paid..............  (3,755)  (4,782)
    Second generation lease commissions paid................  (4,787)  (3,131)
                                                             -------  -------
      Cash available for distribution....................... $49,537  $49,206
                                                             =======  =======
Weighted average common shares/common units outstanding--
 basic(2)...................................................  64,094   69,256
                                                             =======  =======
Weighted average common shares/common units outstanding--
 diluted(2).................................................  64,359   69,341
                                                             =======  =======
Dividend payout ratios:
  Funds from operations.....................................    59.6%    62.5%
                                                             =======  =======
  Cash available for distribution...........................    74.1%    78.2%
                                                             =======  =======

--------
(1) Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

   On April 25, 2001, the Company's Board of Directors declared a dividend for the first quarter ended March 31, 2001 of $0.57 per share ($2.28 on an annualized basis) payable on May 17, 2001 to stockholders of record on May 4, 2001.

Disclosure Regarding Forward-Looking Statements

   Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under "Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

  . our markets could suffer unexpected increases in development of office, industrial and retail properties;

  . the financial condition of our tenants could deteriorate;

  . the costs of our development projects could exceed our original estimates;

  . we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

  . we may not be able to lease or release space quickly or on as favorable terms as old leases;

  . we may have incorrectly assessed the environmental condition of our properties;

  . an unexpected increase in interest rates would increase our debt service costs;

  . we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

  . we could lose key executive officers; and

  . our southeastern markets may suffer an unexpected decline in economic growth or increase in unemployment rates.

   Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Property Information

   The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2001 and 2000:

                                                      Rentable   Percent Leased/
March 31, 2001                                       Square Feet   Pre-Leased
--------------                                       ----------- ---------------
In-Service:
  Office............................................ 24,509,000         94%
  Industrial........................................ 10,358,000         95%
  Retail(1).........................................  1,645,000         94%
                                                     ----------        ---
  Total or Weighted Average......................... 36,512,000         94%
                                                     ==========        ===
Development:
Completed--Not Stabilized
  Office............................................    524,000         78%
  Industrial........................................    306,000         52%
  Retail............................................        --         --
                                                     ----------        ---
  Total or Weighted Average.........................    830,000         69%
                                                     ==========        ===
In Process
  Office............................................  2,079,000         52%
  Industrial........................................    122,000        --
  Retail............................................     20,000         34%
                                                     ----------        ---
  Total or Weighted Average.........................  2,221,000         49%
                                                     ==========        ===
Total:
  Office............................................ 27,112,000
  Industrial........................................ 10,786,000
  Retail............................................  1,665,000
                                                     ----------
  Total or Weighted Average......................... 39,563,000
                                                     ==========

                                                      Rentable   Percent Leased/
March 31, 2000                                       Square Feet   Pre-Leased
--------------                                       ----------- ---------------
In-Service:
  Office............................................ 27,517,000         94%
  Industrial........................................ 11,153,000         93%
  Retail............................................  1,543,000         95%
                                                     ----------        ---
  Total or Weighted Average......................... 40,213,000         94%
                                                     ==========        ===
Development:
Completed--Not Stabilized
  Office............................................  1,745,000         69%
  Industrial........................................    297,000         60%
  Retail............................................    180,000         94%
                                                     ----------        ---
  Total or Weighted Average.........................  2,222,000         70%
                                                     ==========        ===
In Process
  Office............................................  1,101,000         78%
  Industrial........................................    284,000         57%
  Retail............................................        --         --
                                                     ----------        ---
  Total or Weighted Average.........................  1,385,000         74%
                                                     ==========        ===
Total:
  Office............................................ 30,363,000
  Industrial........................................ 11,734,000
  Retail............................................  1,723,000
                                                     ----------
  Total or Weighted Average......................... 43,820,000
                                                     ==========

--------
(1) Excludes basement space

   As of March 31, 2001, we were developing 24 suburban office properties, 4 industrial properties and 1 retail property totaling 3.1 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners seven additional properties totaling 859,000 rentable square feet. At March 31, 2001, these seven development projects had an aggregate budgeted cost of $107.1 million and were 67.0% pre-leased.

In-Process

                                           Rentable
                                            Square   Estimated Cost at  Pre-Leasing  Estimated    Estimated
         Name                 Market         Feet      Cost    3/31/01 Percentage(1) Completion Stabilization
         ----            ----------------- --------- --------- ------- ------------- ---------- --------------
                                                     ($ in thousands)
Office:
Highwoods Preserve V     Tampa               185,000 $ 27,633  $17,273      100%        3Q01         3Q01
Met Life Building at
 Brookfield(2)           Greenville          118,000   13,220    3,938       67%        3Q01         4Q01
Romac                    Tampa               128,000   18,582    5,967      100%        4Q01         4Q01
Verizon Wireless(2)      Greenville          193,000   16,356    2,975      100%        1Q02         1Q02
International Place 3    Memphis             214,000   34,272    5,462      100%        2Q02         2Q02
Cool Springs II          Nashville           205,000   22,718   16,294       19%        2Q01         2Q02
Centre Green Two(2)      Research Triangle    97,000   11,596    6,225       61%        2Q01         2Q02
ParkWest One(2)          Research Triangle    46,000    4,364    1,871       28%        2Q01         2Q02
ParkWest Two(2)          Research Triangle    48,000    4,544    1,998      100%        2Q01         2Q02
Hickory Trace            Nashville            52,000    5,933    4,260      --          3Q01         3Q02
Centre Green Four(2)     Research Triangle   100,000   11,764    4,418      --          3Q01         3Q02
North Shore Commons A    Richmond            115,000   13,084    9,003       58%        2Q01         3Q02
Stony Point III(2)       Richmond            107,000   11,425    2,577       45%        2Q01         3Q02
Shadow Creek II(2)       Memphis              81,000    8,750    1,877      --          4Q01         4Q02
Highwoods Park at
 Jefferson Village(2)    Piedmont Triad      101,000    9,839    1,159      --          4Q01         4Q02
GlenLake I(2)            Research Triangle   158,000   19,089    3,011      --          4Q01         4Q02
Seven Springs I(2)       Nashville           131,000   15,556    3,739      --          1Q02         1Q03
                                           --------- --------  -------     ----
In-Process Office Total
 or Weighted Average                       2,079,000 $248,725  $92,047       52%
                                           ========= ========  =======     ====
Industrial:
Tradeport Place IV       Atlanta             122,000 $  4,447   $1,988      --          3Q01         3Q02
                                           --------- --------  -------     ----
In-Process Industrial
 Total or Weighted
 Average                                     122,000 $  4,447   $1,988      --
                                           ========= ========  =======     ====
Retail:
Plaza Redevelopment
 (Granada Shops)         Kansas City          20,000 $  4,680     $176       34%        4Q01         4Q01
                                           --------- --------  -------     ----
In-Process Retail Total
 or Weighted Average                          20,000 $  4,680     $176       34%
                                           ========= ========  =======     ====
Total or Weighted
 Average of all
 In-Process Development
 Projects                                  2,221,000 $257,852  $94,211       49%
                                           ========= ========  =======     ====

--------
(1) Letters of intent comprise 2% of the Total Pre-Leasing Percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                            Rentable
                                             Square   Estimated Cost at   Pre-Leasing  Estimated    Estimated
          Name                 Market         Feet      Cost    3/31/01  Percentage(1) Completion Stabilization
          ----            ----------------- --------- --------- -------- ------------- ---------- -------------
                                                       ($ in thousands)
Office:
Deerfield III             Atlanta              54,000 $  5,276  $  4,185      100%        4Q00        3Q01
Shadow Creek              Memphis              80,000    8,989     7,547       82%        4Q00        4Q01
380 Park Place            Tampa                82,000    9,675     8,419       78%        1Q01        4Q01
Highwoods Plaza           Tampa                66,000    7,505     6,436       30%        4Q00        1Q02
Situs III                 Research Triangle    39,000    4,543     2,693       94%        1Q01        1Q02
Maplewood                 Research Triangle    36,000    3,901     3,240      100%        1Q01        1Q02
Highwoods Tower II        Research Triangle   167,000   25,134    19,601       75%        1Q01        2Q02
                                            --------- --------  --------      ---         ----        ----
Office Total or Weighted
 Average                                      524,000 $ 65,023   $52,121       78%
                                            ========= ========  ========      ===
Industrial:
Holden Road               Piedmont Triad       64,000 $  2,014    $1,750       60%        1Q01        3Q01
Tradeport Place III       Atlanta             122,000    4,780     4,568      100%        4Q00        4Q01
Enterprise Center I       Piedmont Triad      120,000    3,807     3,218      --          4Q00        4Q01
                                            --------- --------  --------      ---
Completed-Not Stabilized
 Retail Total or
 Weighted Average                             306,000 $ 10,601    $9,536       52%
                                            ========= ========  ========      ===
Total or Weighted
 Average of all
 Completed-Not
 Stabilized
 Development Projects                         830,000 $ 75,624  $ 61,657       69%
                                            --------- --------  --------      ---
Total or Weighted
 Average of all
 Development Projects                       3,051,000 $333,476  $155,868       54%
                                            ========= ========  ========      ===

--------
(1)   Letters of intent comprise 2% of the Total Pre-Leasing Percentage.

                      Rentable
                       Square  Estimated  Pre-Leasing
                        Feet     Cost    Percentage(1)
                      -------- --------- -------------
                               (in thousands)
Development Analysis

Summary by Estimated Stabilization Date:
  Second Quarter 2001...................................       --       --   --
  Third Quarter 2001....................................   303,000 $ 34,923  92%
  Fourth Quarter 2001...................................   670,000   63,733  69%
  First Quarter 2002....................................   334,000   32,305  85%
  Second Quarter 2002...................................   777,000  102,628  64%
  Third Quarter 2002....................................   496,000   46,653  23%
  Fourth Quarter 2002...................................   340,000   37,678 --
  First Quarter 2003....................................   131,000   15,556 --
                                                         --------- -------- ---
    Total or Weighted Average........................... 3,051,000 $333,476  54%
                                                         ========= ======== ===
Summary by Market:
  Atlanta...............................................   298,000 $ 14,503  59%
  Greenville............................................   311,000   29,576  87%
  Kansas City...........................................    20,000    4,680  34%
  Memphis...............................................   375,000   52,011  75%
  Nashville.............................................   388,000   44,207  10%
  Piedmont Triad........................................   285,000   15,660  13%
  Research Triangle.....................................   691,000   84,935  46%
  Richmond..............................................   222,000   24,509  52%
  Tampa.................................................   461,000   63,395  86%
                                                         --------- -------- ---
    Total or Weighted Average........................... 3,051,000 $333,476  54%
                                                         ========= ======== ===
  Build-to-Suit.........................................   720,000 $ 96,843 100%
  Multi-Tenant.......................................... 2,331,000  236,633  40%
                                                         --------- -------- ---
    Total or Weighted Average........................... 3,051,000 $333,476  54%
                                                         ========= ======== ===

                                                Average
                                                Rentable  Average
                                                 Square  Estimated  Pre-Leasing
                                                  Feet     Cost    Percentage(1)
                                                -------- --------- -------------
                                                         (in thousands)
Per Property Type:
  Office....................................... 108,458   $13,073        57%
  Industrial................................... 107,000     3,762        37%
  Retail.......................................  20,000     4,680        34%
                                                -------   -------       ---
  All.......................................... 105,207   $11,499        54%
                                                =======   =======       ===

--------
(1) Letters of intent comprise 2% of the Total pre-leasing percentage.

   The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended March 31, 2001 and December 31, September 30 and June 30, 2000.

                                        Office Leasing Statistics
                                            Three Months Ended
                         ------------------------------------------------------------
                           3/31/01     12/31/00     9/30/00     6/30/00     Average
                         -----------  -----------  ----------  ----------  ----------
Net Effective Rents
 Related to Re-Leased
 Space:
Number of lease
 transactions
 (signed leases)........         132          199         174         221         182
Rentable square footage
 leased.................     941,419    1,187,466   1,056,239     990,663   1,043,947
Average per rentable
 square foot over the
 lease term:
   Base rent............ $     17.73  $     17.51  $    15.23  $    18.43  $    17.23
   Tenant improvements..       (1.13)       (1.14)      (1.21)      (1.39)      (1.22)
   Leasing commissions..       (0.57)       (0.59)      (0.40)      (0.57)      (0.53)
   Rent concessions.....       (0.01)       (0.03)      (0.03)      (0.05)      (0.03)
                         -----------  -----------  ----------  ----------  ----------
   Effective rent.......       16.02        15.75       13.59       16.42       15.45
   Expense stop(1)......       (2.96)       (4.73)      (4.03)     ( 5.37)      (4.27)
                         -----------  -----------  ----------  ----------  ----------
   Equivalent effective
    net rent............ $     13.06  $     11.02  $     9.56  $    11.05  $    11.17
                         ===========  ===========  ==========  ==========  ==========
Average term in years...         5.3          4.6         4.9         4.6         4.8
                         ===========  ===========  ==========  ==========  ==========
Capital Expenditures
 Related to Released
 Space:
Tenant Improvements:
  Total dollars
   committed under
   signed leases........ $ 7,103,609  $ 7,273,031  $6,676,576  $5,510,054  $6,640,817
  Rentable square feet..     941,419    1,187,466   1,056,239     990,663   1,043,947
                         -----------  -----------  ----------  ----------  ----------
  Per rentable square
   foot................. $      7.55  $      6.12  $     6.32  $     5.56  $     6.36
                         ===========  ===========  ==========  ==========  ==========
Leasing Commissions:
  Total dollars
   committed under
   signed leases........ $ 3,361,410  $ 2,873,345  $1,910,278  $2,392,441  $2,634,369
  Rentable square feet..     941,419    1,187,466   1,056,239     990,663   1,043,947
                         -----------  -----------  ----------  ----------  ----------
  Per rentable square
   foot................. $      3.57  $      2.42  $     1.81  $     2.41  $     2.52
                         ===========  ===========  ==========  ==========  ==========
Total:
  Total dollars
   committed under
   signed leases........ $10,465,020  $10,146,377  $8,586,853  $7,902,495  $9,275,186
  Rentable square feet..     941,419    1,187,466   1,056,239     990,663   1,043,947
                         -----------  -----------  ----------  ----------  ----------
  Per rentable square
   foot................. $     11.12  $      8.54  $     8.13  $     7.98  $     8.88
                         ===========  ===========  ==========  ==========  ==========
Rental Rate Trends:
  Average final rate
   with expense pass
   throughs............. $     15.05  $     15.83  $    14.30     $ 16.59  $    15.44
  Average first year
   cash rental rate..... $     16.04  $     16.38  $    14.96     $ 17.58  $    16.24
                         -----------  -----------  ----------  ----------  ----------
  Percentage increase...         6.6%         3.5%        4.6%        6.0%        5.2%
                         ===========  ===========  ==========  ==========  ==========

--------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                               Industrial Leasing Statistics Three Months
                                                 Ended
                              ------------------------------------------------
                              3/31/01   12/31/00  9/30/00   6/30/00   Average
                              --------  --------  --------  --------  --------
Net Effective Rents Related
 to Re-Leased Space:
Number of lease transactions
 (signed leases)                    27        31        31        46        34
Rentable square footage
 leased.....................   190,663   355,947   349,079   362,521   314,553
Average per rentable square
 foot over the lease term:
  Base rent.................  $   5.88  $   5.29  $   4.54  $   5.14  $   5.21
  Tenant improvements.......     (0.20)    (0.29)    (0.32)    (0.28)    (0.27)
  Leasing commissions.......     (0.09)    (0.15)    (0.15)    (0.12)    (0.13)
  Rent concessions..........     (0.00)    (0.00)    (0.00)    (0.01)    (0.00)
                              --------  --------  --------  --------  --------
  Effective rent............      5.59      4.85      4.07      4.73      4.81
  Expense stop (1)..........     (0.74)    (0.30)    (0.23)    (0.48)    (0.44)
                              --------  --------  --------  --------  --------
  Equivalent effective net
   rent.....................  $   4.85  $   4.55  $   3.84  $   4.25  $   4.37
                              ========  ========  ========  ========  ========
Average term in years.......       2.5       2.7       3.6       4.2       3.3
                              ========  ========  ========  ========  ========
Capital Expenditures Related
 to Re-leased Space:
Tenant Improvements:
  Total dollars committed
   under signed leases......  $ 91,304  $412,679  $510,520  $389,592  $351,023
  Rentable square feet......   190,663   355,947   349,079   362,521   314,553
                              --------  --------  --------  --------  --------
  Per rentable square foot..  $   0.48  $   1.16  $   1.46  $   1.07  $   1.12
                              ========  ========  ========  ========  ========
Leasing Commissions:
  Total dollars committed
   under signed leases......  $ 61,239  $145,117  $167,772  $185,028  $139,789
  Rentable square feet......   190,663   355,947   349,079   362,521   314,553
                              --------  --------  --------  --------  --------
  Per rentable square foot..  $   0.32  $   0.41  $   0.48  $   0.51  $   0.44
                              ========  ========  ========  ========  ========
Total:
  Total dollars committed
   under signed leases......  $152,542  $557,796  $678,292  $574,620  $490,813
  Rentable square feet......   190,663   355,947   349,079   362,521   314,553
                              --------  --------  --------  --------  --------
  Per rentable square foot..  $   0.80  $   1.57  $   1.94  $   1.59  $   1.56
                              ========  ========  ========  ========  ========
Rental Rate Trends:
Average final rate with
 expense pass throughs......  $   4.89  $   4.92  $   4.11  $   4.44  $   4.59
Average first year cash
 rental rate................  $   5.06  $   5.23  $   4.51  $   4.72  $   4.88
                              --------  --------  --------  --------  --------
Percentage increase.........       3.4%      6.3%      9.6%      6.4%      6.3%
                              ========  ========  ========  ========  ========

--------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                            Retail Leasing Statistics Three Months Ended
                           --------------------------------------------------
                           3/31/01   12/31/00  9/30/00    6/30/00    Average
                           --------  --------  --------  ----------  --------
Net Effective Rents
 Related to Re-Leased
 Space:
Number of lease
 transactions (signed
 leases)..................        9        15        21          15        15
Rentable square footage
 leased...................   38,618    35,057    53,217      37,036    40,982
Average per rentable
 square foot over the
 lease term:
    Base rent............. $  29.31  $  24.07  $  22.26  $    21.84  $  24.37
    Tenant improvements...    (1.86)    (1.90)    (1.26)      (1.97)    (1.75)
    Leasing commissions...    (0.29)    (0.49)    (0.58)      (0.57)    (0.48)
    Rent concessions......    (0.22)    (0.00)    (0.03)      (0.00)    (0.06)
                           --------  --------  --------  ----------  --------
    Effective rent........    26.94     21.68     20.39       19.30     22.08
    Expense stop (1)......     0.00      0.00      0.00      ( 0.12)    (0.03)
                           --------  --------  --------  ----------  --------
    Equivalent effective
     net rent............. $  26.94  $  21.68  $  20.39  $    19.18  $  22.05
                           ========  ========  ========  ==========  ========
Average term in years.....      9.3       6.7       7.6         8.3       8.0
                           ========  ========  ========  ==========  ========
Capital Expenditures
 Related to Re-leased
 Space:
Tenant Improvements:
  Total dollars committed
   under signed
   leases................. $729,480  $655,301  $600,136  $  914,200  $724,779
  Rentable square feet....   38,618    35,057    53,217      37,036    40,982
                           --------  --------  --------  ----------  --------
  Per rentable square
   foot................... $  18.89  $  18.69  $  11.28  $    24.68  $  17.69
                           ========  ========  ========  ==========  ========
Leasing Commissions:
Total dollars committed
 under signed leases...... $ 93,045  $ 66,986  $143,269  $  175,122  $119,606
  Rentable square feet....   38,618    35,057    53,217      37,036    40,982
                           --------  --------  --------  ----------  --------
  Per rentable square
   foot................... $   2.41  $   1.91  $   2.69  $     4.73  $   2.92
                           ========  ========  ========  ==========  ========
Total:
  Total dollars committed
   under signed
   leases................. $822,525  $722,287  $743,406  $1,089,322  $844,385
  Rentable square feet....   38,618    35,057    53,217      37,036    40,982
                           --------  --------  --------  ----------  --------
  Per rentable square
   foot................... $  21.30  $  20.60  $  13.97  $    29.41  $  20.60
                           ========  ========  ========  ==========  ========
Rental Rate Trends:
Average final rate with
 expense pass throughs.... $  12.91  $  18.41  $  13.85  $    16.60  $  15.44
Average first year cash
 rental rate.............. $  19.70  $  22.57  $  19.40  $    19.06  $  20.18
                           --------  --------  --------  ----------  --------
Percentage increase.......     52.6%     22.6%     40.1%       14.8%     30.7%
                           ========  ========  ========  ==========  ========

--------
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

   The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of March 31, 2001, assuming no tenant exercises renewal options.

Office Properties:

                                                   Percentage of                               Percentage of
                                                   Leased Square  Annual Rents Average Annual  Leased Rents
    Year of                        Total Rentable     Footage        Under     Rental Rate Per  Represented
     Lease                Number    Square Feet   Represented by    Expiring   Square Foot for  by Expiring
   Expiration            of Leases    Expiring    Expiring Leases  Leases(1)   Expirations(1)     Leases
   ----------            --------- -------------- --------------- ------------ --------------- -------------
                                                           (in thousands)
2001....................     599      2,431,357        10.5%         $40,152       $16.51          10.3%
2002....................     548      3,154,987        13.7%          52,079        16.51          13.4%
2003....................     548      3,542,989        15.3%          59,604        16.82          15.3%
2004....................     368      2,659,604        11.5%          46,824        17.61          12.1%
2005....................     419      3,100,350        13.4%          52,818        17.04          13.6%
2006....................     157      2,281,087         9.9%          37,545        16.46           9.7%
2007....................      46      1,070,034         4.6%          16,668        15.58           4.3%
2008....................      48      1,269,730         5.5%          19,018        14.98           4.9%
2009....................      18        714,403         3.1%          11,431        16.00           2.9%
2010....................      44      1,501,620         6.5%          26,205        17.45           6.7%
2011 and thereafter.....      45      1,382,964         6.0%          26,231        18.97           6.8%
                           -----     ----------       ------        --------       ------         ------
                           2,840     23,109,125       100.0%        $388,575       $16.81         100.0%
                           =====     ==========       ======        ========       ======         ======

Industrial Properties:

                                                   Percentage of                               Percentage of
                                                   Leased Square  Annual Rents Average Annual  Leased Rents
    Year of                        Total Rentable     Footage        Under     Rental Rate Per  Represented
     Lease                Number    Square Feet   Represented by    Expiring   Square Foot for  by Expiring
   Expiration            of Leases    Expiring    Expiring Leases  Leases(1)   Expirations(1)     Leases
   ----------            --------- -------------- --------------- ------------ --------------- -------------
                                                           (in thousands)
2001....................    110      1,450,864         14.5%         $6,694         $4.61          14.4%
2002....................    111      1,774,868         17.8%          7,797          4.39          16.7%
2003....................     90      1,370,468         13.7%          6,875          5.02          14.7%
2004....................     62      2,136,315         21.5%          8,912          4.17          19.1%
2005....................     42        684,591          6.9%          3,995          5.84           8.6%
2006....................     17        503,707          5.0%          2,806          5.57           6.0%
2007....................     13      1,081,566         10.8%          4,425          4.09           9.5%
2008....................      4        196,045          2.0%          1,306          6.66           2.8%
2009....................      6        268,813          2.7%          1,819          6.77           3.9%
2010....................      4        182,746          1.8%          1,043          5.71           2.2%
2011 and thereafter.....      6        326,680          3.3%            969          2.97           2.1%
                            ---      ---------        ------        -------         -----         ------
                            465      9,976,663        100.0%        $46,641         $4.68         100.0%
                            ===      =========        ======        =======         =====         ======

--------
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Retail Properties:

                                                   Percentage of                                 Percentage of
                                                   Leased Square                 Average Annual  Leased Rents
    Year of                        Total Rentable     Footage      Annual Rents  Rental Rate Per  Represented
     Lease                Number    Square Feet   Represented by  Under Expiring Square Foot for  by Expiring
   Expiration            of Leases    Expiring    Expiring Leases   Leases(1)    Expirations(1)     Leases
   ----------            --------- -------------- --------------- -------------- --------------- -------------
                                                            (in thousands)
2001....................      46        153,464        10.0%           $2,830        $18.44           8.7%
2002....................      33         69,975         4.5%            1,389         19.85           4.3%
2003....................      44        108,530         7.1%            2,460         22.67           7.6%
2004....................      35        213,016        13.8%            2,658         12.48           8.2%
2005....................      39         90,406         5.9%            2,543         28.13           7.8%
2006....................      23         80,907         5.3%            1,971         24.36           6.1%
2007....................      18         74,779         4.9%            1,492         19.95           4.6%
2008....................      16        108,901         7.1%            3,607         33.12          11.1%
2009....................      21        169,286        11.0%            3,184         18.81           9.8%
2010....................      17         94,138         6.1%            2,471         26.25           7.6%
2011 and thereafter.....      24        375,561        24.3%            7,801         20.77          24.2%
                           -----     ----------       ------         --------        ------         ------
                             316      1,538,963       100.0%         $ 32,406        $21.06         100.0%
                           =====     ==========       ======         ========        ======         ======

Total:

                                                   Percentage of                                 Percentage of
                                                   Leased Square   Annual Rents  Average Annual  Leased Rents
    Year of                        Total Rentable     Footage     Under Expiring Rental Rate Per  Represented
     Lease                Number    Square Feet   Represented by    Leases(1)    Square Foot for  by Expiring
   Expiration            of Leases    Expiring    Expiring Leases (in thousands) Expirations(1)     Leases
   ----------            --------- -------------- --------------- -------------- --------------- -------------
2001....................     755      4,035,685        11.7%          $49,676        $12.31          10.6%
2002....................     692      4,999,830        14.4%           61,265         12.25          13.1%
2003....................     682      5,021,987        14.5%           68,939         13.73          14.7%
2004....................     465      5,008,935        14.6%           58,394         11.66          12.5%
2005....................     500      3,875,347        11.2%           59,356         15.32          12.7%
2006....................     197      2,865,701         8.3%           42,322         14.77           9.1%
2007....................      77      2,226,379         6.4%           22,585         10.14           4.8%
2008....................      68      1,574,676         4.5%           23,931         15.20           5.1%
2009....................      45      1,152,502         3.3%           16,434         14.26           3.5%
2010....................      65      1,778,504         5.1%           29,719         16.71           6.4%
2011 and thereafter.....      75      2,085,205         6.0%           35,001         16.79           7.5%
                           -----     ----------       ------         --------        ------         ------
                           3,621     34,624,751       100.0%         $467,622        $13.51         100.0%
                           =====     ==========       ======         ========        ======         ======

--------
(1) Includes operating expenses pass throughs and excludes the effect of future contractual rent increases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of our accounting policies and other information related to these financial instruments.

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

   Certain Variable Rate Debt. As of March 31, 2001, the Company had approximately $32.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2002, our interest expense would be increased or decreased approximately $325,000. In addition, as of March 31, 2001, we had $22.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $22.0 million of debt.

   Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at March 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2001 would increase by approximately $559,000. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2001 would decrease by approximately $648,000.

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

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

   On October 2, 1998, John Flake, a former stockholder of J.C. Nichols, filed a putative class action lawsuit on behalf of himself and the other former stockholders of J.C. Nichols in the United States District Court for the District of Kansas against J.C. Nichols, certain of its former officers and directors and the Company. The complaint asserts claims against J.C. Nichols and certain named directors and officers of J.C. Nichols for breach of fiduciary duty to J.C. Nichols' stockholders, and to members of the J.C. Nichols Company Employee Stock Ownership Trust, as well as claims under Section 14(a) of the Securities Exchange Act of 1934 Sections 11 and 1292) of the Securities Act of 1933 variously against J.C. Nichols, the named directors and officers of J.C. Nichols and the company. By order dated June 18, 1999, the court granted in part and denied in part our motion to dismiss, and the court thereafter certified the proposed class of plaintiffs with respect to the remaining claims. By order dated August 28, 2000, the court granted in part and denied in part defendants' summary judgment motion. Defendants sought reconsideration of the court's ruling with respect to certain of the securities claims as to which the court denied their summary judgment motion, and by order dated January 11, 2001, the court granted in part that reconsideration motion. On the eve of the trial of this matter, the parties settled all their remaining claims. The parties have executed a Stipulation of Settlement, which has been submitted to the court. The final settlement hearing is scheduled for May 24, 2001. We do not believe the settlement will have a material adverse effect on our business, financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K

   On January 25, 2001, we filed a Current Report on Form 8-K reporting under
Item 5 that we had repurchased additional shares of Common Stock and Common
Units.

   On April 27, 2001, we filed a Current Report on Form 8-K reporting under Items 5 and 7 that we had essentially completed our previously announced 10 million share and unit repurchase program and that our board of directors had authorized the repurchase of up to an additional 5 million shares of Common Stock and Common Units.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Highwoods Properties, Inc.

                                                   /s/  Ronald P. Gibson
                                          By: _________________________________
                                                      Ronald P. Gibson
                                               President and Chief Executive
                                                          Officer

                                                   /s/  Carman J. Liuzzo
                                          By: _________________________________
                                                      Carman J. Liuzzo
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

Date: May 15, 2001