Form 10-Q
period 2001-06-30
HIGHWOODS PROPERTIES INC
filed 2001-08-14
CIK 921082

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                              __________________


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001

                       Commission file number: 001-13100

                              __________________

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


                              __________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                              __________________

     The Company has only one class of common stock, par value $.01 per share, with 53,817,223 shares outstanding as of July 27, 2001.

================================================================================

                          HIGHWOODS PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                          ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements........................................................................................    3

          Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.......................................    4

          Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000.................    5

          Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2001......................    6

          Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000.......................    7

          Notes to Consolidated Financial Statements..................................................................    9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   12

          Results of Operations.......................................................................................   12

          Liquidity and Capital Resources.............................................................................   13

          Recent Developments.........................................................................................   15

          Possible Environmental Liabilities..........................................................................   15

          Compliance with the Americans with Disabilities Act.........................................................   16

          Funds From Operations and Cash Available for Distributions..................................................   16

          Disclosure Regarding Forward-Looking Statements.............................................................   18

          Property Information........................................................................................   20

          Inflation...................................................................................................   28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................................   29

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.........................................................   30

Item 6.   Exhibits and Reports on Form 8-K............................................................................   30

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

                          HIGHWOODS PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                                         June 30,     December 31,
                                                                                                           2001           2000
                                                                                                           ----           ----
                                                                                                        (Unaudited)
                                             ASSETS
Real estate assets, at cost:
    Land and improvements.......................................................................       $     423,705   $   421,270
    Buildings and tenant improvements...........................................................           2,850,270     2,742,946
    Development in process......................................................................             128,790        87,622
    Land held for development...................................................................             150,938       145,598
    Furniture, fixtures and equipment...........................................................              12,527        11,433
                                                                                                       -------------   -----------

                                                                                                           3,566,230     3,408,869
    Less--accumulated depreciation..............................................................            (330,858)     (280,610)
                                                                                                       -------------   -----------
    Net real estate assets......................................................................           3,235,372     3,128,259
Property held for sale..........................................................................              57,937       127,824
Cash and cash equivalents.......................................................................              30,113       104,780
Restricted cash.................................................................................               2,295         2,192
Accounts receivable, net........................................................................              22,795        24,003
Advances to related parties.....................................................................                  --        27,560
Notes receivable................................................................................              61,325        80,918
Accrued straight-line rents receivable..........................................................              45,146        39,295
Investment in unconsolidated affiliates.........................................................              75,484        78,423
Other assets:
    Deferred leasing costs......................................................................              95,574        83,269
    Deferred financing costs (Se Notes 3 and 4).................................................              26,185        43,110
    Prepaid expenses and other..................................................................               9,807        11,878
                                                                                                       --------------  -----------
                                                                                                             131,566       138,257
    Less--accumulated amortization..............................................................             (52,018)      (49,909)
                                                                                                       -------------   -----------
        Other assets, net.......................................................................              79,548        88,348
                                                                                                       -------------   -----------
Total Assets....................................................................................       $   3,610,015   $ 3,701,602
                                                                                                       =============   ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable.....................................................................       $   1,655,459   $ 1,587,019
Accounts payable, accrued expenses and other liabilities........................................              92,937       109,824
                                                                                                       -------------   -----------
    Total Liabilities...........................................................................           1,748,396     1,696,843
Minority interest...............................................................................             213,197       213,214


Stockholders' Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
    8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and 104,945 shares outstanding at June 30, 2001 and 125,000
      shares issued and outstanding at December 31, 2000........................................             104,945       125,000
    8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share),
      6,900,000 shares issued and outstanding at June 30, 2001 and December 31, 2000............             172,500       172,500
    8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share),
      400,000 shares issued and outstanding at June 30, 2001 and December 31, 2000..............             100,000       100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,817,223 shares issued and
 outstanding at June 30, 2001 and 58,124,205 shares issued and outstanding at December 31, 2000.                 538           581
Additional paid-in capital......................................................................           1,399,404     1,506,161
Distributions in excess of net earnings.........................................................            (114,702)     (110,209)
Accumulated other comprehensive loss (See Notes 3 and 4)........................................             (10,227)           --
Deferred compensation--restricted stock.........................................................              (4,036)       (2,488)
                                                                                                       -------------   -----------
    Total Stockholders' Equity..................................................................           1,648,422     1,791,545
                                                                                                       -------------   -----------
Total Liabilities and Stockholders' Equity......................................................       $   3,610,015   $ 3,701,602
                                                                                                       =============   ===========


         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited and in thousands except per share amounts)


                                                                              Three Months                     Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                         ----------------------        ------------------------
                                                                           2001           2000            2001           2000
                                                                     -------------   ----------     --------------     ---------
Revenue:
    Rental property.........................................          $ 126,194        $ 137,719    $   254,815       $   273,620
    Equity in earnings of unconsolidated affiliates.........              1,592              944          2,425             1,887
    Interest and other income...............................              7,780            6,458         15,593            10,773
                                                                      ---------        ----------   -----------       -----------
Total Revenue...............................................            135,566          145,121        272,833           286,280

Operating expenses:
    Rental property.........................................             38,363           41,427         75,272            80,888
    Depreciation and amortization...........................             29,117           29,362         58,323            57,690
    Interest expense:
         Contractual........................................             26,253           27,775         54,574            54,822
         Amortization of deferred financing costs...........                675              577          1,340             1,298
                                                                      ---------        ----------   -----------       -----------
                                                                         26,928           28,352         55,914            56,120

    General and administrative..............................              5,451            5,443         10,663            10,539
                                                                      ---------        ----------   -----------       -----------
          Income before gain/(loss) on disposition of land
          and depreciable assets, minority interest and
          extraordinary item................................             35,707           40,537         72,661            81,043
Gain/(loss) on disposition of land and depreciable assets...              5,670          (26,062)        12,741           (19,116)
                                                                      ---------        ---------    -----------       -----------
         Income before minority interest and
         extraordinary item.................................             41,377           14,475         85,402            61,927

Minority interest...........................................             (5,095)          (1,822)       (10,346)           (7,842)
                                                                      ---------        ---------    -----------       -----------
         Income before extraordinary item...................             36,282           12,653         75,056            54,085

Extraordinary item--loss on early extinguishment of debt....               (325)            (839)          (518)           (1,034)
                                                                      ---------        ---------    -----------       -----------
         Net income.........................................             35,957           11,814         74,538            53,051
Dividends on preferred stock................................             (7,929)          (8,145)       (16,074)          (16,290)
                                                                      ---------        ---------    -----------       -----------
         Net income available for common shareholders.......          $  28,028        $   3,669    $    58,464       $    36,761
                                                                      =========        =========    ===========       ===========


Net income per common share--basic:
    Income before extraordinary item........................          $    0.53        $    0.08    $      1.07       $      0.63

    Extraordinary item--loss on early extinguishment
       of debt..............................................              (0.01)           (0.01)         (0.01)            (0.01)
                                                                      ---------        ---------    -----------       -----------
    Net income..............................................          $    0.52        $    0.07    $      1.06       $      0.62
                                                                      ---------        =========    ===========       ===========
    Weighted average shares outstanding--basic..............             53,927           59,293         55,153            59,850
                                                                      =========        =========    ===========       ===========

Net income per common share--diluted:
    Income before extraordinary item........................          $    0.52        $    0.08    $      1.06       $      0.63
    Extraordinary item--loss on early extinguishment
       of debt..............................................              (0.01)           (0.01)         (0.01)            (0.01)
                                                                      ---------        ---------    -----------       -----------
    Net income..............................................          $    0.51        $    0.07    $      1.05       $      0.62
                                                                      ---------        =========    ===========       ===========
    Weighted average shares outstanding--diluted............             54,318           59,608         55,542            60,055
                                                                      =========        =========    ===========       ===========
Distributions declared per common share.....................                .57             .555           1.14              1.11
                                                                      =========        =========    ===========       ===========


         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the Six Months Ended June 30, 2001
               (Unaudited and in thousands except share amounts)


                                                                                                                     Accumulated
                               Number of                                                Additional                      Other
                                 Common    Common   Series A    Series B    Series D     Paid-In        Deferred    Comprehensive
                                 Shares    Stock   Preferred   Preferred   Preferred     Capital      Compensation      Loss
                                 ------    -----   ---------   ---------   ---------     -------      ------------      ----
Balance at December 31,
  2000.....................    58,124,205   $ 581  $ 125,000   $ 172,500   $ 100,000     $1,506,161     $  (2,488)   $       --

Issuance of Common
  Stock....................        21,481      --         --          --          --            602            --           --
Common Stock
  Dividends................            --      --         --          --          --             --            --           --
Preferred Stock
  Dividends................            --      --         --          --          --             --            --           --
Issuance of restricted
  stock....................        81,137      --         --          --          --          2,028        (2,028)          --
Amortization of deferred
  compensation.............            --      --         --          --          --             --           480           --
Repurchase of Common
  Stock....................    (4,409,600)    (43)        --          --          --       (110,941)           --           --
Repurchase of Preferred
Stock......................            --      --    (20,055)         --          --          1,554

Net Income.................            --      --         --          --          --             --            --           --
Reclassification of
  derivative instruments...            --      --         --          --          --             --            --      (10,227)
                               ----------  ------  ---------   ---------    --------     ----------  ------------    ---------

Balance at June 30,
  2001.....................    53,817,223  $  538  $ 104,945   $ 172,500   $ 100,000     $1,399,404      $ (4,036)   $ (10,227)
                               ==========  ======  =========   =========   =========     ==========  ============    =========

                                   Distributions
                                   in excess of
                                        Net
                                     Earnings         Total
                                     --------         -----
Balance at December 31,
  2000.....................       $ (110,209)      $1,791,545

Issuance of Common
  Stock....................               --              602
Common Stock
  Dividends................          (62,957)         (62,957)
Preferred Stock
  Dividends................          (16,074)         (16,074)
Issuance of restricted
  stock....................               --               --
Amortization of deferred
  compensation.............               --              480
Repurchase of Common
  Stock....................               --         (110,984)
Repurchase of Preferred
Stock......................                           (18,501)

Net Income.................           74,538           74,538
Reclassification of
  derivative instruments...               --          (10,227)
                                  ----------       ----------

Balance at June 30,
  2001.....................       $ (114,702)      $1,648,422
                                  ==========       ==========


         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited and in thousands)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                          2001          2000
                                                                                                          ----          ----
Operating activities:
Net income...........................................................................................   $  74,538     $   53,051
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................................      59,663         58,988
    Amortization of deferred compensation............................................................         480            227
    Minority interest................................................................................      10,346          7,842
    Equity in earnings of unconsolidated affiliates..................................................      (2,425)        (1,887)
(Gain)/loss on disposition of land and depreciable assets............................................     (12,741)        19,116
Loss on early extinguishment of debt.................................................................         518          1,034
Transition adjustment upon adoption of FASB 133......................................................         556            ---
Loss on ineffective portion of derivative instruments................................................         428            ---
Changes in operating assets and liabilities..........................................................     (14,326)        (3,827)
                                                                                                        ---------     ----------
         Net cash provided by operating activities...................................................     117,037        134,544
                                                                                                        ---------     ----------
Investing activities:
Additions to real estate assets......................................................................    (140,630)      (126,256)
Proceeds from disposition of real estate assets......................................................     105,500        216,443
Repayment of advances to subsidiaries................................................................      27,560          1,921
Distributions from unconsolidated affiliates.........................................................       4,350          3,180
Investments in notes receivable......................................................................      18,918         15,145
Other investing activities...........................................................................      (9,920)       (34,685)
                                                                                                        ---------     ----------
         Net cash provided by investing activities...................................................       5,778         75,748
                                                                                                        ---------     ----------

Financing activities:
Distributions paid on common stock and common units..................................................     (71,603)       (76,241)
Dividends paid on preferred stock....................................................................     (16,074)       (16,290)
Loss on early extinguishment of debt.................................................................        (518)        (1,034)
Borrowings on mortgages and notes payable............................................................       8,780         72,442
Repayments on mortgages and notes payable............................................................     (92,671)       (89,028)
Borrowings on revolving loans........................................................................     215,000        279,500
Repayments on revolving loans........................................................................    (103,500)      (314,500)
Net proceeds from the sale of common stock...........................................................       2,157            707
Net change in deferred financing costs...............................................................        (164)          ( 86)
Repurchase of stock and units........................................................................    (138,889)       (55,549)
Other................................................................................................         ---           (202)
                                                                                                        ---------     ----------
         Net cash used in financing activities.......................................................    (197,482)      (200,281)
                                                                                                        ---------     ----------
Net (decrease)/increase in cash and cash equivalents.................................................     (74,667)        10,011
Cash and cash equivalents at beginning of the period.................................................     104,780         34,496
                                                                                                        ---------     ----------
Cash and cash equivalents at end of the period.......................................................   $  30,113     $   44,507
                                                                                                        =========     ==========

Supplemental disclosure of cash flow information:
Cash paid for interest...............................................................................   $  61,837     $   68,306
                                                                                                        =========     ==========

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

                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                         2001          2000
                                                                                                         ----          ----
                                                                                                     (Unaudited)   (Unaudited)
Assets:
Notes receivable ..................................................................................   $   675       $    ---
Cash and cash equivalents..........................................................................     1,074            ---
Rental property and equipment, net.................................................................    48,646          1,356

Liabilities:
Accounts payable, accrued expenses and other liabilities...........................................     2,084            ---
Mortgages and notes payable........................................................................    48,831            ---
                                                                                                      -------       --------
     Net assets....................................................................................   $  (520)      $  1,356
                                                                                                      =======       ========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and the Operating Partnership and their wholly owned affiliates. All significant intercompany balances and transactions have been eliminated.

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

     Minority interest in the Company represents Common Units owned by various individuals and entities other than the Company in the Operating Partnership, the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares of Common Stock outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships which are owned by various individuals and entities other than the Company.

     Certain amounts in the June 30, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 2001 and 2000.

                                                          Three Months                      Six Months
                                                         Ended June 30,                   Ended June 30,
                                                   --------------------------       --------------------------
                                                      2001            2000             2001            2000
                                                   ---------      -----------       ----------     -----------
                                                         (in thousands)                    (in thousands)
Rental Income:
Office segment............................        $  104,044      $   112,032       $  209,812     $   223,449
Industrial segment........................            11,933           12,281           23,513          24,028
Retail segment............................             8,653            9,069           18,355          17,473
Apartment segment.........................             1,564            4,337            3,135           8,670
                                                  ----------      -----------       ----------     -----------
   Total rental income....................        $  126,194      $   137,719       $  254,815     $   273,620
                                                  ==========      ===========       ==========     ===========
Net operating income:
Office segment............................        $   71,400      $    77,215       $  145,898     $   155,314
Industrial segment........................             9,989           10,295           19,837          20,075
Retail segment............................             5,584            6,267           12,175          12,213
Apartment segment.........................               858            2,515            1,633           5,130
                                                  ----------      -----------       ----------     -----------
   Total net operating income.............        $   87,831      $    96,292       $  179,543     $   192,732
                                                  ----------      -----------       ----------     -----------

Reconciliation to income before minority
   interest and extraordinary item:
Equity in income of unconsolidated affiliates     $    1,592      $       944       $    2,425     $     1,887
Gain/(loss) on disposition of  land and
   depreciable assets.....................             5,670          (26,062)          12,741         (19,116)
Interest and other income.................             7,780            6,458           15,593          10,773
Interest expense..........................           (26,928)         (28,352)         (55,914)        (56,120)
General and administrative expenses.......            (5,451)          (5,443)         (10,663)        (10,539)
Depreciation and amortization.............           (29,117)         (29,362)         (58,323)        (57,690)
                                                  ----------      -----------       ----------     -----------
Income before minority interest and
   extraordinary item.....................        $   41,377      $    14,475       $   85,402     $    61,927
                                                  ==========      ===========       ==========     ===========

Total assets:
Office segment............................        $2,708,324      $ 2,872,033       $2,708,324     $ 2,872,033
Industrial segment........................           398,740          410,855          398,740         410,855
Retail segment............................           258,135          287,412          258,135         287,412
Apartment segment.........................            39,607          114,528           39,607         114,528
Corporate and other.......................           205,209          198,911          205,209         198,911
                                                  ----------      -----------       ----------     -----------
Total assets..............................        $3,610,015      $ 3,883,739       $3,610,015     $ 3,883,739
                                                  ==========      ===========       ==========     ===========


3.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     All of our derivatives are designated as cashflow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk) at June 30, 2001. The effective portion of the cumulative loss on the derivative instruments was $10.2 million at June 30, 2001 and is reported as a component of AOCL in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at June 30, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million. The ineffective portion of our derivatives' changes in fair value has resulted in a loss of $984,000 for the six months ended June 30, 2001 and is included in interest and other income on the Consolidated Statements of Income at June 30, 2001.

     Derivative liabilities totaling approximately $844,000 related to our interest rate swap, cap and collar agreements, with a notional amount of $99.5 million, are recorded in other accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at June 30, 2001. The fair value of our interest rate swap, cap and collar agreements was ($844,000) at June 30, 2001 and is based on individual market values as calculated monthly using a published forward curve for the floating portion and the agreed upon fixed rate for the fixed portion of the interest rate swap, cap and collar agreements.


4.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of accumulated other comprehensive loss are as follows:

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                 -----------------------
                                                                                                   2001            2000
                                                                                                 --------        -------
Net Income................................................................................       $ 74,538        $ 53,051
Accumulated other comprehensive loss:
   Unrealized derivative gains/(losses) on cashflow hedges................................           (414)            ---
   Reclassification of past hedging relationships.........................................        (10,597)            ---
   Amortization of past hedging relationships.............................................            784             ---
                                                                                                 --------        --------
     Total accumulated comprehensive loss.................................................        (10,227)            ---

     Total comprehensive income...........................................................       $ 64,311        $ 53,051
                                                                                                 ========        ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.


Results of Operations

     Three Months Ended June 30, 2001. Revenues from rental operations decreased $11.5 million, or 8.4% from $137.7 million for the three months ended June 30, 2000 to $126.2 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office, industrial and retail properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Our in-service portfolio decreased from 38.5 million square feet at June 30, 2000 to 36.7 million square feet at June 30, 2001. Same property revenues, which are the revenues of the 465 in-service properties and 725 apartment units owned on April 1, 2000, increased 3.1% for the three months ended June 30, 2001, compared to the same three months in 2000.

         During the three months ended June 30, 2001, 192 leases representing 937,000 square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.9% higher than the average rate per square foot on the expired leases.

         Interest and other income increased $1.3 million, or 20.0% from $6.5 million for the three months ended June 30, 2000 to $7.8 million for the comparable period in 2001. The increase was a result of an increase in interest income, and leasing, development and management fees, partly offset by an adjustment related to the adoption of FASB 133.

         Rental operating expenses decreased $3.0 million, or 7.2% from $41.4 million for the three months ended June 30, 2000 to $38.4 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office, industrial and retail properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Rental operating expenses as a percentage of related revenues was 30.4% for the three months ended June 30, 2001 and 30.1% for the three months ended June 30, 2000.

         Depreciation and amortization for the three months ended June 30, 2001 and 2000 totaled $29.1 million and $29.4 million, respectively. The decrease of $0.3 million, or 1.0% is due to a decrease in depreciable assets over the prior year. Interest expense decreased $1.5 million, or 5.3% from $28.4 million for the three months ended June 30, 2000 to $26.9 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates for the entire quarter of 2001 partly offset by a decrease in capitalized interest in 2001. Interest expense for the three months ended June 30, 2001 and 2000 included $675,000 and $577,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses was 4.0% of total revenue for the three months ended June 30, 2001 and 3.7% for the comparable period in 2000.

         Net income before minority interest and extraordinary item equaled $41.4 million and $14.5 million for the three months ended June 30, 2001 and 2000, respectively. The Company's net income allocated to minority interest totaled $5.1 million and $1.8 million for the three months ended June 30, 2001 and 2000, respectively. The Company recorded $7.9 million in preferred stock dividends for the three months ended June 30, 2001 and $8.1 million in preferred stock dividends for the six months ended June 30, 2000.

     Six Months Ended June 30, 2001. Revenues from rental operations decreased $18.8 million, or 6.9% from $273.6 million for the six months ended June 30, 2000 to $254.8 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Our in-service portfolio decreased from 38.5 million square feet at June 30, 2000 to 36.7 million square feet at June 30, 2001. Same property revenues, which are the revenues of the 454 in-service properties and 725 apartment units owned on January 1, 2000, increased 2.8% for the six months ended June 30, 2001, compared to the same six months in 2000.

     During the six months ended June 30, 2001, 360 leases representing 2.1 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 6.5% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $4.8 million, or 44.4% from $10.8 million for the six months ended June 30, 2000 to $15.6 million for the comparable period in 2001. The increase was a result of an increase in interest income and leasing, development and management fees, partly offset by an adjustment related to the adoption of FASB 133.

     Rental operating expenses decreased $5.6 million, or 6.9%, from $80.9 million for the six months ended June 30, 2000 to $75.3 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 4.7 million square feet of wholly owned office, industrial and retail properties and 1,160 apartment units, offset in part by the acquisition of 740,000 square feet of wholly owned office properties and the completion of 2.1 million square feet of development activity during the last six months of 2000 and the first six months of 2001. Rental operating expenses as a percentage of related revenues was 29.6% for the six months ended June 30, 2001 and 2000.

     Depreciation and amortization for the six months ended June 30, 2001 and 2000 totaled $58.3 million and $57.7 million, respectively. The increase of $0.6 million, or 1.0%, is due to an increase in tenant improvements in 2000 and 2001, partly offset by a decrease in depreciable assets from 2000 to 2001. Interest expense decreased $0.3 million, or 0.5%, from $56.1 million for the six months ended June 30, 2000 to $55.8 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates for the six months ended June 30, 2001, partly offset by a decrease in capitalized interest in 2001. Interest expense for the six months ended June 30, 2001 and 2000 included $1.3 million of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses increased from 3.7% of total revenue for the six months ended June 30, 2000 to 3.9% for the comparable period in 2001.

     Income before minority interest and extraordinary item was $85.4 million and $61.9 million for the six months ended June 30, 2001 and 2000, respectively. The Company's net income allocated to minority interest totaled $10.3 million and $7.8 million for the six months ended June 30, 2001 and 2000, respectively. The Company recorded $16.1 million in preferred stock dividends for the six months ended June 30, 2001 and $16.3 million in preferred stock dividends for the six months ended June 30, 2000.

Liquidity and Capital Resources

     Statement of Cash Flows. For the six months ended June 30, 2001, the Company generated $117.0 million in cash flows from operating activities and $5.8 million in investing activities (primarily as a result of dispositions of real estate assets, collection of notes receivable and repayments from subsidiaries, partly offset by additions to real estate assets). These combined cash flows of $123.0 million were used during the quarter to partly fund financing activities of $197.5 million, primarily consisting of the repurchase of Common Stock, Common Units and Preferred Stock and the payment of distributions.

     Capitalization. Our total indebtedness at June 30, 2001 totaled $1.7 billion and was comprised of $593.0 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 7.1%. Except as stated below, all of the mortgage and notes payable outstanding at June 30, 2001 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $76.3 million of floating rate notes were not covered by interest rate hedge contracts on June 30, 2001.

     Based on the Company's total market capitalization of $3.7 billion at June 30, 2001 (at the June 30, 2001 stock price of $26.65 and assuming the redemption for shares of Common Stock of the 7.6 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 45.1% of its total market capitalization.

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

     The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2001:

                                                                                                              Fair
                                    Notional        Maturity                                                 Market
Type of Hedge                        Amount           Date           Reference Rate        Fixed Rate         Value
-------------                        ------           ----           --------------        ----------         -----
Swap...........................     $19,504         06/10/02     1-Month LIBOR + 0.75%     6.95%           $(413,903)
Collar.........................     $80,000         10/15/01     1-Month LIBOR             5.60-6.25%      $(430,022)

     The interest rate on our variable rate debt is adjusted at one-month intervals, subject to settlements under these contracts. Net payments made to counterparties under interest rate hedge contracts were $214,853 during the first six months of 2001 and were recorded as increases to interest expense.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $75.0 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

     . borrowings under our Revolving Loan (approximately $160.0 million was available at June 30, 2001);

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


Recent Developments

     Stock Repurchases. On May 31, 2001, we completed our previously announced
10.0 million share and unit repurchase program pursuant to which we repurchased shares of Common Stock and Common Units at a weighted average price of $24.19 and a total purchase price of $241.9 million. In addition, on April 25, 2001, we announced that our board of directors has authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. As of July 27, 2001, we have repurchased 81,622 shares of Common Stock and Common Units at a weighted average purchase price of $24.99 per share and a total purchase price of $2.0 million under this new repurchase program. Separately, on June 19, 2001, we repurchased in a privately negotiated transaction 20,055 Series A Preferred Shares at $922.50 per share, for a total purchase price of $18.5 million.

     Disposition Activity. During the six months ended June 30, 2001, we sold approximately 164,000 rentable square feet of office properties, 1,160 apartment units and 98.8 acres of development land for gross proceeds of $105.5 million. In addition, we currently have 326,000 rentable square feet of wholly owned properties and 413 apartment units under contract for sale in various transactions totaling $75.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close at various times throughout 2001. However, we can provide no assurance that all or parts of these transactions will be consummated.

         As of August 10, 2001, we expect to use a portion of the cash proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We expect to reinvest up to $14.2 million of the cash proceeds from completed disposition activity and up to $64.7 million of the cash proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.

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

     FFO and cash available for distribution for the three month period ended June 30, 2000 and 2001 are summarized in the following table (in thousands):

                                                                    Three Months Ended            Six Months Ended
                                                                         June 30,                     June 30,
                                                                 -------------------------     ----------------------
                                                                    2001          2000            2001         2000
                                                                 ----------   ------------     ----------   ---------
Funds from operations:
Income before minority interest and extraordinary item.....     $    41,377   $  14,475        $ 85,402     $ 61,927
Add/(Deduct):
  Dividends on preferred stock.............................          (7,929)     (8,145)        (16,074)     (16,290)
  Transition adjustment upon adoption of FAS 133...........              --          --             556           --
  (Gain)/loss on disposition of land and depreciable
    assets.................................................          (5,670)     26,062         (12,741)      19,116
  Gain on disposition of land..............................             537          --           1,563           --
  Depreciation and amortization............................          29,117      29,362          58,323       57,690
  Depreciation on unconsolidated affiliates................           1,912         920           3,904        1,798
                                                                -----------   ---------        --------     --------
    Funds from operations..................................          59,344      62,674         120,933      124,241
Cash available for distribution:
Add/(Deduct):
  Rental income from straight-line rents...................          (3,550)     (3,995)         (6,652)      (7,795)
  Amortization of deferred financing costs.................             675         577           1,340        1,298
  Non-incremental revenue generating capital
   expenditures (1):
    Building improvements paid.............................          (2,014)     (2,296)         (3,087)      (3,665)
    Second generation tenant improvements paid.............          (4,021)     (5,048)         (7,776)      (9,830)
    Second generation lease commissions paid...............          (3,541)     (3,678)         (8,328)      (6,809)
                                                                -----------   ---------        --------     --------
      Cash available for distribution......................     $    46,893   $  48,234        $ 96,430     $ 97,440
                                                                ===========   =========        ========     ========
Weighted average common shares/common units
  outstanding - basic (2)..................................          61,571      68,043          62,826       68,649
                                                                ===========   =========        ========     ========
Weighted average common shares/common units
  outstanding - diluted (2)................................          61,962      68,358          63,215       68,854
                                                                ===========   =========        ========     ========

Dividend payout ratios:
  Funds from operations....................................            59.5%       60.5%           59.6%        61.5%
                                                                ===========   =========        ========     ========
  Cash available for distribution..........................            75.3%       78.7%           74.7%        78.4%
                                                                ===========   =========        ========     ========

____________

(1)  Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

     On July 31, 2001, the Company's Board of Directors declared a dividend for the second quarter ended June 30, 2001 of $0.585 per share ($2.34 on an annualized basis) payable on August 23, 2001 to stockholders of record on August 10, 2001.


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

Property Information

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of June 30, 2001 and 2000:

                                                                                                  Rentable     Percent Leased/
June 30, 2001                                                                                    Square Feet     Pre-Leased
-------------                                                                                    -----------     ----------
In-Service:
     Office.................................................................................     24,639,000          93%
     Industrial.............................................................................     10,396,000          93%
     Retail (1).............................................................................      1,628,000          95%
                                                                                               ------------      ------
     Total or Weighted Average..............................................................     36,663,000          93%
                                                                                               ============      ======
Development:
Completed--Not Stabilized
     Office.................................................................................      1,019,000          51%
     Industrial.............................................................................        184,000          21%
     Retail.................................................................................             --          --
                                                                                               ------------      ------

     Total or Weighted Average..............................................................      1,203,000          47%
                                                                                               ============      ======
In Process
     Office.................................................................................      1,669,000          61%
     Industrial.............................................................................        258,000           9%
     Retail.................................................................................         20,000          72%
                                                                                               ------------      ------
     Total or Weighted Average..............................................................      1,947,000          54%
                                                                                               ============      ======
Total:
     Office.................................................................................     27,327,000
     Industrial.............................................................................     10,838,000
     Retail (1).............................................................................      1,648,000
                                                                                               ------------
     Total or Weighted Average..............................................................     39,813,000
                                                                                               ============

                                                                                                  Rentable     Percent Leased/
June 30, 2000                                                                                    Square Feet      Pre-Leased
-------------                                                                                    -----------      ----------
In-Service:
     Office..................................................................................    26,227,000           94%
     Industrial..............................................................................    10,607,000           93%
     Retail..................................................................................     1,660,000           94%
                                                                                               ------------         ----
     Total or Weighted Average...............................................................    38,494,000           93%
                                                                                               ============         ====
Development:
Completed--Not Stabilized
     Office..................................................................................     1,334,000           75%
     Industrial..............................................................................       131,000           69%
     Retail..................................................................................        81,000           89%
                                                                                               ------------         ----
     Total or Weighted Average...............................................................     1,546,000           75%
                                                                                               ============         ====
In Process
     Office..................................................................................     1,498,000           61%
     Industrial..............................................................................       395,000           82%
     Retail..................................................................................            --           --
                                                                                               ------------         ----

     Total or Weighted Average...............................................................     1,893,000           65%
                                                                                               ============         ====
Total:
     Office..................................................................................    29,059,000
     Industrial..............................................................................    11,133,000
     Retail..................................................................................     1,741,000
                                                                                               ------------
     Total or Weighted Average...............................................................    41,933,000
                                                                                               ============

___________

(1)  Excludes basement space.

     As of June 30, 2001, we were developing 24 suburban office properties, 4 industrial properties and 1 retail property totaling 3.2 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners five additional properties totaling 660,000 rentable square feet. At June 30, 2001, these five development projects had an aggregate budgeted cost of $99.7 million and were 60.0% pre-leased.


In-Process


                                                     Rentable
                                                      Square      Estimated      Cost at     Pre-Leasing   Estimated    Estimated
           Name                      Market            Feet          Cost        6/30/01    Percentage(1)  Completion Stabilization
           ----                      ------            ----          ----        -------    -------------- ---------- -------------
                                                                     ($ in thousands)
Office:
Highwoods Preserve V             Tampa                185,000      $  27,633     $ 22,936        100%          3Q01        3Q01
Met Life Building at
   Brookfield(2)                 Greenville           117,000         13,220        8,058         75%          3Q01        4Q01
Romac                            Tampa                128,000         18,582       12,288        100%          4Q01        4Q01
Verizon Wireless(2)              Greenville           193,000         16,356        7,745        100%          1Q02        1Q02
International Place 3            Memphis              214,000         34,272       12,821        100%          2Q02        2Q02
1825 Century Center              Atlanta              101,000         16,254          570        100%          3Q02        3Q02
Highwoods Center III at
   Tradeport(2)                  Atlanta               43,000          4,037          825        100%          4Q01        3Q02
Hickory Trace                    Nashville             52,000          5,933        5,145         15%          3Q01        3Q02
Centre Green Four(2)             Research Triangle    100,000         11,764        7,351         --           3Q01        3Q02
Shadow Creek II(2)               Memphis               81,000          8,750        3,870         --           4Q01        4Q02
Highwoods Park at Jefferson
   Village(2)                    Piedmont Triad       101,000          9,839        4,704         --           4Q01        4Q02
GlenLake I(2)                    Research Triangle    158,000         22,417       12,733         --           4Q01        4Q02
Seven Springs I(2)               Nashville            131,000         15,556        8,164         --           1Q02        1Q03
Innslake(2)                      Richmond              65,000          7,214        2,604        100%          4Q01        1Q03
                                                    ---------      ---------     --------     ------
In-Process Office Total or
   Weighted Average                                 1,669,000      $ 211,827     $109,814         61%
                                                    =========      =========     ========     ======

Industrial:
Newpoint IV                      Atlanta              136,000      $   5,288     $  1,762         --           3Q01        3Q02
Tradeport Place IV               Atlanta              122,000          4,447        3,152         18%          3Q01        3Q02
                                                    ---------      ---------     --------     ------
In-Process Industrial Total or
   Weighted Average                                   258,000      $   9,735     $  4,914          9%
                                                    =========      =========     ========     ======

Retail:
Plaza Redevelopment (Granada
   Shops)                        Kansas City           20,000      $   4,680     $  1,402         72%          4Q01        4Q01
                                                    ---------      ---------     --------   --------
In-Process Retail Total or
   Weighted Average                                    20,000      $   4,680     $  1,402         72%
                                                    =========      =========     ========   ========
Total or Weighted Average of
   all In-Process Development
   Projects                                         1,947,000      $ 226,242     $116,130         54%
                                                    =========      =========     ========   ========

________________

(1)  Letters of intent comprise 5% of the Total Pre-Leasing Percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                                 Rentable
                                                  Square        Estimated       Cost at     Pre-Leasing   Estimated  Estimated
           Name                 Market            Feet             Cost        6/30/01     Percentage(1) Completion Stabilization
           -----                -------           -----            ----        --------    ------------- ---------- -------------
                                                                    ($ in thousands)
Office:
Deerfield III             Atlanta                  54,000      $    5,276     $  4,309             --         4Q00       4Q01
Shadow Creek              Memphis                  80,000           8,989        7,912             75%        4Q00       4Q01
380 Park Place            Tampa                    82,000           9,675        9,104             92%        1Q01       4Q01
Highwoods Plaza           Tampa                    66,000           7,505        6,601             37%        4Q00       1Q02
Cool Springs II           Nashville               205,000          22,718       18,192             19%        2Q01       2Q02
Highwoods Tower II        Research Triangle       167,000          25,134       22,161             75%        1Q01       2Q02
Centre Green Two          Research Triangle        97,000          11,596        9,036             31%        2Q01       2Q02
ParkWest One              Research Triangle        46,000           4,364        3,192             55%        2Q01       2Q02
North Shore Commons A     Richmond                115,000          13,084       12,624             62%        2Q01       3Q02
Stony Point III           Richmond                107,000          11,425        9,997             69%        2Q01       3Q02
                                             ------------      ----------     --------        -------
Office Total or Weighted
   Average                                      1,019,000      $  119,766     $103,128             51%
                                             ============      ==========     ========        =======
Industrial:
Holden Road               Piedmont Triad           64,000      $    2,014     $  2,467             60%        1Q01       3Q01
Enterprise Center I       Piedmont Triad          120,000           3,807        3,310             --         4Q00       4Q01
                                             ------------      ----------     --------        -------
Industrial Total or
Weighted Average                                  184,000      $    5,821     $  5,777             21%
                                             ============      ==========     ========        =======

Total or Weighted
   Average of all
   Completed-Not
Stabilized
    Development Projects                        1,203,000      $  125,587    $ 108,905             47%
                                             ------------      ----------    ---------        -------
Total or Weighted
   Average of all
   Development Projects                         3,150,000      $  351,829    $ 225,035             52%
                                             ============      ==========    =========        =======


______________

(1)    Letters of intent comprise 5% of the Total Pre-Leasing Percentage.


                                                                   Rentable
                                                                    Square            Estimated         Pre-Leasing
                                                                     Feet                Cost          Percentage(1)
                                                                     ----                ----          -------------
                                                                                  (in thousands)
Development Analysis

 Summary by Estimated Stabilization Date:
     Third Quarter 2001.....................................         249,000           $  29,647              90%
     Fourth Quarter 2001....................................         601,000              64,229              61%
     First Quarter 2002.....................................         259,000              23,861              84%
     Second Quarter 2002....................................         729,000              98,084              59%
     Third Quarter 2002.....................................         776,000              72,232              41%
     Fourth Quarter 2002....................................         340,000              41,006              --
     First Quarter 2003.....................................         196,000              22,770              33%
                                                                   ---------           ---------           -----
        Total or Weighted Average...........................       3,150,000           $ 351,829              52%
                                                                   =========           =========           =====
Summary by Market:
     Atlanta ...............................................         456,000           $  35,302              36%
     Greenville.............................................         310,000              29,576              91%
     Kansas City............................................          20,000               4,680              72%
     Memphis                                                         375,000              52,011              73%
     Nashville..............................................         388,000              44,207              12%
     Piedmont Triad.........................................         285,000              15,660              13%
     Research Triangle......................................         568,000              75,275              32%
     Richmond...............................................         287,000              31,723              73%
     Tampa..................................................         461,000              63,395              90%
                                                                   ---------           ---------           -----
        Total or Weighted Average...........................       3,150,000           $ 351,829              52%
                                                                   =========           =========           =====

     Build-to-Suit..........................................         821,000           $ 113,097             100%
     Multi-Tenant...........................................       2,329,000             238,732              34%
                                                                   ---------           ---------           -----
        Total or Weighted Average...........................       3,150,000           $ 351,829              52%
                                                                   =========           =========           =====

                                                                   Average
                                                                   Rentable            Average
                                                                    Square            Estimated         Pre-Leasing
                                                                    Feet                 Cost         Percentage(1)
                                                                    -----                ----         -------------
                                                                                     (in thousands)
Per Property Type:
     Office.................................................         112,000           $  13,816              58%
     Industrial.............................................         110,500               3,889              14%
     Retail.................................................          20,000               4,680              72%
                                                                   ---------           ---------           -----
     All....................................................         108,621           $  12,132              52%
                                                                   =========           =========           =====


_______________

(1)  Letters of intent comprise 5% of the Total pre-leasing percentage.

         The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended June 30 and March 31, 2001 and December 31 and September 30, 2000.

                                                                              Office Leasing Statistics
                                                                              -------------------------
                                                                                 Three Months Ended
                                                                                 ------------------
                                                        6/30/01         3/31/01          12/31/00          9/30/00         Average
                                                        -------         -------          --------          -------         -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)......            155              132             199              174             165
Rentable square footage leased....................        773,415          941,419       1,187,466        1,056,239         989,635
Average per rentable square foot over the lease
  term:
  Base rent.......................................    $     16.36      $     17.73     $     17.51      $     15.23     $     16.71
  Tenant improvements.............................          (1.17)           (1.13)          (1.14)           (1.21)          (1.16)
  Leasing commissions.............................          (0.67)           (0.57)          (0.59)           (0.40)          (0.56)
  Rent concessions................................          (0.03)           (0.01)          (0.03)           (0.03)          (0.03)
                                                      -----------      -----------     -----------      -----------     -----------
  Effective rent..................................          14.49            16.02           15.75            13.59           14.96
  Expense stop (1)................................          (3.37)           (2.96)          (4.73)           (4.03)          (3.77)
                                                      -----------      -----------     -----------      -----------     -----------
  Equivalent effective net rent...................    $     11.12      $     13.06     $     11.02      $      9.56     $     11.19
                                                      ===========      ===========     ===========      ===========     ===========
Average term in years.............................            4.9              5.3             4.6              4.9             4.9
                                                      ===========      ===========     ===========      ===========     ===========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases.....    $ 5,052,983      $ 7,103,609     $ 7,273,031      $ 6,676,576     $ 6,526,550
  Rentable square feet............................        773,415          941,419       1,187,466        1,056,239         989,635
                                                      -----------      -----------     -----------      -----------     -----------
  Per rentable square foot........................    $      6.53      $      7.55     $      6.12      $      6.32     $      6.59
                                                      ===========      ===========     ===========      ===========     ===========

Leasing Commissions:
  Total dollars committed under signed leases.....    $ 1,991,418      $ 3,361,410     $ 2,873,345      $ 1,910,278     $ 2,534,113
  Rentable square feet............................        773,415          941,419       1,187,466        1,056,239         989,635
                                                      -----------      -----------     -----------      -----------     -----------
  Per rentable square foot........................    $      2.57      $      3.57     $      2.42      $      1.81     $      2.56
                                                      ===========      ===========     ===========      ===========     ===========

Total:
  Total dollars committed under signed leases.....    $ 7,044,401      $10,465,020     $10,146,377        8,586,853     $ 9,060,663
  Rentable square feet............................        773,415          941,419       1,187,466        1,056,239         989,635
                                                      -----------      -----------     -----------      -----------     -----------
  Per rentable square foot........................    $      9.11      $     11.12     $      8.54      $      8.13     $      9.16
                                                      ===========      ===========     ===========      ===========     ===========

Rental Rate Trends:
Average final rate with expense pass throughs.....    $     14.84      $     15.05     $     15.83      $     14.30     $     15.00
Average first year cash rental rate...............    $     15.54      $     16.04     $     16.38      $     14.96     $     15.73
                                                      -----------      -----------     -----------      -----------     -----------
Percentage increase...............................            4.7%             6.6%            3.5%             4.6%            4.9%
                                                      ===========      ===========     ===========      ===========     ===========

______________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                                               Industrial Leasing Statistics
                                                                               -----------------------------
                                                                                    Three Months Ended
                                                                                    ------------------
                                                          6/30/01           3/31/01        12/31/00         9/30/00         Average
                                                          -------           -------        --------         -------         -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases).........            23               27               31              31            28
Rentable square footage leased.......................       153,507          190,663          355,947         349,079       262,299
Average per rentable square foot over the lease term:
  Base rent..........................................     $    5.84         $   5.88        $    5.29       $    4.54     $    5.39
  Tenant improvements................................         (0.27)           (0.20)           (0.29)          (0.32)        (0.27)
  Leasing commissions................................         (0.15)           (0.09)           (0.15)          (0.15)        (0.14)
  Rent concessions...................................           0.0             0.00              0.0             0.0          0.00
                                                          ---------         --------        ---------       ---------     ---------
  Effective rent.....................................          5.42             5.59             4.85            4.07          4.98
  Expense stop (1)...................................         (0.49)           (0.74)            (0.3)          (0.23)        (0.44)
                                                          ---------         --------        ---------       ---------     ---------
  Equivalent effective net rent......................     $    4.93         $   4.85        $    4.55       $    3.84     $    4.54
                                                          =========         ========        =========       =========     =========

  Average term in years..............................           2.5              2.5              2.7             3.6           2.8
                                                          =========         ========        =========       =========     =========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases........     $ 175,777         $ 91.304        $ 412,679       $ 510,520     $ 297,570
  Rentable square feet...............................       153,507          190,663          355,947         349,079       262,299
                                                          ---------         --------        ---------       ---------     ---------
  Per rentable square foot...........................     $    1.15         $   0.48             1.16       $    1.46     $    1.13
                                                          =========         ========        =========       =========     =========

Leasing Commissions:
  Total dollars committed under signed leases........     $  63,679         $ 61,239        $ 145,117       $ 167,772     $ 109,452
  Rentable square feet...............................       153,507          190,663          355,947         349,079       262,299
                                                          ---------         --------        ---------       ---------     ---------
  Per rentable square foot...........................     $    0.41         $   0.32        $    0.41       $    0.48     $    0.42
                                                          =========         ========        =========       =========     =========
Total:
  Total dollars committed under signed leases........     $ 239,456         $152,542        $ 557,796       $ 678,292     $ 407,022
  Rentable square feet...............................       153,507          190,663          355,947         349,079       262,299
                                                          ---------         --------        ---------       ---------     ---------
  Per rentable square foot...........................     $    1.56         $   0.80        $    1.57       $    1.94     $    1.55
                                                          =========         ========        =========       =========     =========

Rental Rate Trends:
Average final rate with expense pass throughs........     $    5.73         $   4.89        $    4.92       $    4.11     $    4.91
Average first year cash rental rate..................     $    5.75         $   5.06        $    5.23       $    4.51     $    5.14
                                                          ---------         --------        ---------       ---------     ---------
Percentage increase..................................           0.4%             3.4%             6.3%            9.6%          4.5%
                                                          =========         ========        =========       =========     =========

________________________

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                                                  Retail Leasing Statistics
                                                                                  -------------------------
                                                                                     Three Months Ended
                                                                                     ------------------
                                                            6/30/01        3/31/01       12/31/00         9/30/00        Average
                                                            -------        -------       --------         --------       -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases).............         14              9             15               21            15
Rentable square footage leased...........................     21,072         38,618         35,057           53,217        36,991
Average per rentable square foot over the lease term:
  Base rent..............................................  $   22.84      $   29.31      $   24.07        $   22.26     $   24.62
  Tenant improvements....................................      (0.66)         (1.86)         (1.90)           (1.26)        (1.42)
  Leasing commission.....................................      (0.57)         (0.29)         (0.49)           (0.58)        (0.48)
  Rent concessions.......................................       0.00          (0.22)          0.00            (0.03)        (0.06)
                                                           ---------      ---------      ---------        ---------     ---------
  Effective rent.........................................      21.61          26.94          21.68            20.39         22.66
  Expense stop (1).......................................       0.00           0.00           0.00             0.00          0.00
                                                           ---------      ---------      ---------        ---------     ---------
  Equivalent effective net rent..........................  $   21.61      $   26.94      $   21.68        $   20.39     $   22.66
                                                           =========      =========      =========        =========     =========
  Average term in years..................................        5.3            9.3            6.7              7.6           7.2
                                                           =========      =========      =========        =========     =========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases............  $ 121,713      $ 729,480      $ 655,301        $ 600,136     $ 526,658
  Rentable square feet...................................     21,072         38,618         35,057           53,217        36,991
                                                           ---------      ---------      ---------        ---------     ---------
  Per rentable square foot...............................  $    5.78      $   18.89      $   18.69        $   11.28     $   14.24
                                                           =========      =========      =========        =========     =========

Leasing Commissions:
  Total dollars committed under signed leases............  $  61,537      $  93,045      $  66,986        $ 143,269     $  91,209
  Rentable square feet...................................     21,072         38,618         35,057           53,217        36,991
                                                           ---------      ---------      ---------        ---------     ---------
  Per rentable square foot...............................  $    2.92      $    2.41      $    1.91        $    2.69     $    2.47
                                                           =========      =========      =========        =========     =========

Total:
  Total dollars committed under signed leases............  $ 183,249      $ 822,525      $ 722,287        $ 743,406     $ 617,867
  Rentable square feet...................................     21,072         38,618         35,057           53,217        36,991
                                                           ---------      ---------      ---------        ---------     ---------
  Per rentable square foot...............................  $    8.70      $   21.30      $   20.60        $   13.97     $   16.70
                                                           ==========     =========      =========        =========     =========

Rental Rate Trends:
Average final rate with expense pass throughs............  $   17.99      $   12.91      $   18.41        $   13.85      $  15.79
Average first year cash rental rate......................  $   21.51      $   19.70      $   22.57        $   19.40      $  20.80
                                                           ---------      ---------      ---------        ---------     ---------
Percentage increase......................................       19.6%          52.6%          22.6%            40.1%         31.7%
                                                           =========      =========      =========        =========     =========

____________
(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of June 30, 2001, assuming no tenant exercises renewal options.


Office Properties:

                                                           Percentage of                                         Percentage of
                                                           Leased Square     Annual Rents      Average Annual    Leased Rents
         Year of                        Total Rentable        Footage            Under        Rental Rate Per     Represented
          Lease              Number      Square Feet      Represented by       Expiring       Square Foot for     By Expiring
       Expiration           of Leases      Expiring       Expiring Leases      Lease (1)       Expirations(1)       Leases
       -----------          ---------      --------       ---------------      ---------       --------------       ------
                                                                              (in thousands)
Remainder of 2001........       291         1,260,498               5.4%        $  21,387            $ 16.97            5.3%
2002.....................       587         3,253,381              13.9%           54,925              16.88           13.8%
2003.....................       558         3,719,252              16.0%           62,888              16.91           15.8%
2004.....................       407         2,751,890              11.8%           49,038              17.82           12.2%
2005.....................       422         3,073,860              13.2%           52,935              17.22           13.2%
2006.....................       219         2,426,243              10.4%           41,860              17.25           10.4%
2007.....................        57         1,128,307               4.8%           17,754              15.74            4.4%
2008.....................        63         1,594,191               6.8%           24,838              15.58            6.2%
2009.....................        19           714,403               3.1%           12,105              16.94            3.0%
2010.....................        47         1,585,627               6.8%           27,768              17.51            6.9%
2011 and thereafter......       205         1,815,546               7.8%           35,226              19.40            8.8%
                              -----        ----------             ------        ---------            -------          ------
                              2,875        23,323,198             100.0%        $ 400,724            $ 17.18          100.0%
                              =====        ==========             ======        =========            =======          ======



Industrial Properties:

                                                             Percentage of                                       Percentage of
                                                             Leased Square     Annual Rents     Average Annual    Leased Rents
         Year of                          Total Rentable        Footage            Under        Rental Rate Per    Represented
          Lease                  Number    Square Feet      Represented by       Expiring       Square Foot for    by Expiring
       Expiration              of Leases    Expiring       Expiring Leases      Leases(1)      Expirations(1)       Leases
       -----------             ---------    --------       ---------------      ---------      --------------       ------
                                                                               (in thousands)
Remainder of 2001..........      68         1,217,255              12.6%        $   5,085            $  4.18           11.0%
2002.......................     118         1,849,649              19.1%            8,204               4.44           17.7%
2003.......................      89         1,098,740              11.4%            6,039               5.50           13.0%
2004.......................      72         2,132,957              22.1%            9,056               4.25           19.5%
2005.......................      42           684,591               7.1%            4,076               5.95            8.8%
2006.......................      23           496,125               5.1%            3,142               6.33            6.8%
2007.......................      13         1,081,566              11.2%            4,714               4.36           10.2%
2008.......................       7           241,961               2.5%            1,326               5.48            2.9%
2009.......................       6           268,813               2.8%            1,923               7.15            4.2%
2010.......................       4           182,746               1.9%            1,057               5.78            2.3%
2011 and thereafter........      29           410,248               4.2%            1,690               4.12            3.6%
                                ---         ---------             ------        ---------            -------          ------
                                471         9,664,651             100.0%        $  46,312            $  4.79          100.0%
                                ===         =========             ======        =========            =======          ======

__________________
(1) Includes operating expense pass throughs and excludes the effect of future contractual rent increases.

Retail Properties:


                                                                Percentage of                                          Percentage of
                                                                Leased Square      Annual Rents      Average Annual     Leased Rents
          Year of                           Total Rentable         Footage            Under         Rental Rate Per     Represented
           Lease                 Number      Square Feet       Represented by        Expiring       Square Foot for     by Expiring
        Expiration             of Leases       Expiring        Expiring Leases      Leases(1)        Expirations(1)        Leases
        -----------            ---------       --------        ---------------      ---------        --------------        ------
                                                                                  (in thousands)
Remainder of 2001........            24          69,466               4.5%          $  1,997            $  28.75              6.0%
2002.....................            41         103,999               6.8%             1,688               16.23              5.1%
2003.....................            42         107,311               7.0%             2,479               23.10              7.5%
2004.....................            37         215,604              14.1%             2,737               12.69              8.3%
2005.....................            40          95,532               6.2%             2,645               27.69              8.0%
2006.....................            28          85,718               5.6%             2,124               24.78              6.4%
2007.....................            19          76,254               5.0%             1,601               21.00              4.8%
2008.....................            19         112,174               7.3%             3,601               32.10             10.9%
2009.....................            20         168,523              11.0%             3,198               18.98              9.7%
2010.....................            17          94,138               6.2%             2,567               27.27              7.8%
2011 and thereafter......            29         401,308              26.3%             8,451               21.06             25.5%
                               --------      ----------            ------           --------            --------           ------
Total:                              316       1,530,027             100.0%          $ 33,088            $  21.63            100.0%
                               ========      ==========            ======           ========            ========           ======


                                                                Percentage of                                          Percentage of
                                                                Leased Square      Annual Rents      Average Annual     Leased Rents
          Year of                           Total Rentable         Footage            Under         Rental Rate Per     Represented
           Lease                 Number      Square Feet       Represented by        Expiring       Square Foot for     by Expiring
        Expiration             of Leases       Expiring        Expiring Leases      Leases(1)        Expirations(1)        Leases
        -----------            ---------       --------        ---------------      ---------        --------------        ------
                                                                                  (in thousands)
Remainder of 2001........           383       2,547,219               7.4%          $ 28,469            $  11.18              5.9%
2002.....................           746       5,207,029              15.1%            64,817               12.45             13.5%
2003.....................           689       4,925,303              14.3%            71,406               14.50             15.0%
2004.....................           516       5,100,451              14.8%            60,831               11.93             12.7%
2005.....................           504       3,853,983              11.2%            59,656               15.48             12.4%
2006.....................           270       3,008,086               8.7%            47,126               15.67              9.8%
2007.....................            89       2,286,127               6.6%            24,069               10.53              5.0%
2008.....................            89       1,948,326               5.6%            29,765               15.28              6.2%
2009.....................            45       1,151,739               3.3%            17,226               14.96              3.6%
2010.....................            68       1,862,511               5.4%            31,392               16.85              6.5%
2011 and thereafter......           263       2,627,102               7.6%            45,367               17.27              9.4%
                               --------      ----------            ------           --------            --------           ------
                                  3,662      34,517,876             100.0%          $480,124            $  13.91            100.0%
                               ========      ==========            ======           ========            ========           ======

--------------

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

     Certain Variable Rate Debt. As of June 30, 2001, the Company had approximately $76.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2002, our interest expense would be increased or decreased approximately $763,000. In addition, as of June 30, 2001, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at June 30, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2001 would increase by approximately $438,000. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2001 would decrease by approximately $1.3 million.

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

                          PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 15, 2001, we held our Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter                                            For           Against         Abstain
------                                        ----------      ----------      ----------
(A)  Election of Directors
     Edward J. Fritsch...................     39,888,013           --          7,551,673
     William E. Graham, Jr...............     46,507,587           --            932,099
     Lawrence S. Kaplan..................     46,508,464           --            931,222
     L. Glenn Orr, Jr....................     46,510,731           --            928,955
(B)  Ratify appointment of Ernst & Young,
     LLP as independent auditors.........     47,181,780         185,386          72,519

Item 6.  Exhibits and Reports On Form 8-K

         (b)  Reports on Form 8-K

         On April 27, 2001, we filed a Current Report on Form 8-K reporting under Items 5 and 7 that we had essentially completed our previously announced
10.0 million share and unit repurchase program and that our board of directors had authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HIGHWOODS PROPERTIES, INC.

                                          By:    /s/ RONALD P. GIBSON
                                             -----------------------------------
                                                      Ronald P. Gibson
                                                 President and Chief Executive

                                          By:    /s/ CARMAN J. LIUZZO
                                             -----------------------------------
                                                     Carman J. Liuzzo
                                                  Chief Financial Officer
                                                (Principal Accounting Officer)


Date: August 14, 2001