Form 10-Q
period 2001-09-30
HIGHWOODS PROPERTIES INC
filed 2001-11-14
CIK 921082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

                        Commission file number: 001-13100

                              ____________________

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


                              ____________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [_]


                              ____________________


     The Company has only one class of common stock, par value $.01 per share, with 52,856,405 shares outstanding as of November 1, 2001.

================================================================================

                           HIGHWOODS PROPERTIES, INC.

            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements ......................................................................................     3

          Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 ................................     4

          Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000 .........     5

          Consolidated Statements of Stockholders' Equity for the nine months ended
               September 30, 2001 ...................................................................................     6

          Consolidated Statements of Cash Flows for the nine months ended September 30,
               2001 and 2000 ........................................................................................     7

          Notes to Consolidated Financial Statements ................................................................     9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....................    12

          Results of Operations .....................................................................................    12

          Liquidity and Capital Resources ...........................................................................    13

          Recent Developments .......................................................................................    15

          Possible Environmental Liabilities ........................................................................    15

          Compliance with the Americans with Disabilities Act .......................................................    16

          Funds From Operations and Cash Available for Distributions ................................................    16

          Disclosure Regarding Forward-Looking Statements ...........................................................    18

          Property Information ......................................................................................    20

          Inflation .................................................................................................    28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ................................................    29

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

                           HIGHWOODS PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                      September 30,    December 31,
                                                                                                          2001            2000
                                                                                                          ----            ----
                                                                                                       (Unaudited)
                                                ASSETS
Real estate assets, at cost:
    Land and improvements .........................................................................    $   431,512     $   421,270
    Buildings and tenant improvements .............................................................      2,877,617       2,742,946
    Development in process ........................................................................        144,326          87,622
    Land held for development .....................................................................        145,932         145,598
    Furniture, fixtures and equipment .............................................................         13,125          11,433
                                                                                                       -----------     -----------
                                                                                                         3,612,512       3,408,869
    Less--accumulated depreciation ................................................................       (355,009)       (280,610)
                                                                                                       -----------     -----------
    Net real estate assets ........................................................................      3,257,503       3,128,259
Property held for sale ............................................................................         30,991         127,824
Cash and cash equivalents .........................................................................         53,148         104,780
Restricted cash ...................................................................................          2,930           2,192
Accounts receivable, net ..........................................................................         22,137          24,003
Advances to related parties .......................................................................             --          27,560
Notes receivable ..................................................................................         53,365          80,918
Accrued straight-line rents receivable ............................................................         47,433          39,295
Investment in unconsolidated affiliates ...........................................................         76,672          78,423
Other assets:
    Deferred leasing costs ........................................................................         99,568          83,269
    Deferred financing costs (See Notes 3 and 4) ..................................................         26,157          43,110
    Prepaid expenses and other ....................................................................         11,524          11,878
                                                                                                       -----------     -----------
                                                                                                           137,249         138,257
    Less--accumulated amortization ................................................................        (55,902)        (49,909)
                                                                                                       -----------     -----------
        Other assets, net .........................................................................         81,347          88,348
                                                                                                       -----------     -----------
Total Assets ......................................................................................    $ 3,625,526     $ 3,701,602
                                                                                                       ===========     ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgages and notes payable .......................................................................    $ 1,679,157     $ 1,587,019
Accounts payable, accrued expenses and other liabilities ..........................................        106,003         109,824
                                                                                                       -----------     -----------
    Total Liabilities .............................................................................      1,785,160       1,696,843
Minority interest .................................................................................        213,956         213,214

Stockholders' Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
    8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 125,000 shares issued and 104,945 shares outstanding at September 30, 2001 and
      125,000 shares issued and outstanding at December 31, 2000 ..................................        104,945         125,000
    8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share),
      6,900,000 shares issued and outstanding at September 30, 2001 and December 31, 2000 .........        172,500         172,500
    8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share),
      400,000 shares issued and outstanding at September 30, 2001 and December 31, 2000 ...........        100,000         100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,108,631 shares issued and outstanding at September 30, 2001 and 58,124,205 shares issued and outstanding at December
      31, 2000 ....................................................................................            531             581
Additional paid-in capital ........................................................................      1,382,033       1,506,161
Distributions in excess of net earnings ...........................................................       (119,912)       (110,209)
Accumulated other comprehensive loss (See Notes 3 and 4) ..........................................         (9,936)             --
Deferred compensation--restricted stock ...........................................................         (3,751)         (2,488)
                                                                                                       -----------     -----------
    Total Stockholders' Equity ....................................................................      1,626,410       1,791,545
                                                                                                       -----------     -----------
Total Liabilities and Stockholders' Equity ........................................................    $ 3,625,526     $ 3,701,602
                                                                                                       ===========     ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited and in thousands except per share amounts)

                                                                                Three Months                     Nine Months
                                                                             Ended September 30,             Ended September 30,
                                                                          -------------------------       -------------------------
                                                                            2001            2000            2001            2000
                                                                          ---------       ---------       ---------       ---------
Revenue:
     Rental property ...............................................      $ 125,794       $ 131,118       $ 380,609       $ 404,738
     Equity in earnings of unconsolidated affiliates ...............          3,241           1,320           5,666           3,207
     Interest and other income .....................................          5,106           6,548          20,699          17,321
                                                                          ---------       ---------       ---------       ---------
Total Revenue ......................................................        134,141         138,986         406,974         425,266

Operating expenses:
     Rental property ...............................................         37,697          39,470         112,969         120,358
     Depreciation and amortization .................................         29,503          30,123          87,826          87,813
     Interest expense:
          Contractual ..............................................         26,381          27,172          80,955          81,994
          Amortization of deferred financing costs .................            324             564           1,664           1,862
                                                                          ---------       ---------       ---------       ---------
                                                                             26,705          27,736          82,619          83,856

     General and administrative ....................................          4,784           5,719          15,447          16,258
                                                                          ---------       ---------       ---------       ---------
          Income before gain/(loss) on disposition of land
          and depreciable assets, minority interest and
          extraordinary item .......................................         35,452          35,938         108,113         116,981
     Gain/(loss) on disposition of land and depreciable
          assets ...................................................          3,357          10,552          16,098          (8,564)
                                                                          ---------       ---------       ---------       ---------
          Income before minority interest and extraordinary item ...         38,809          46,490         124,211         108,417

Minority interest ..................................................         (4,820)         (5,298)        (15,166)        (13,140)
                                                                          ---------       ---------       ---------       ---------
     Income before extraordinary item ..............................         33,989          41,192         109,045          95,277

Extraordinary item--loss on early extinguishment of debt ...........            ---          (3,310)           (518)         (4,344)
                                                                          ---------       ---------       ---------       ---------
     Net income ....................................................         38,989          37,882         108,527          90,933
Dividends on preferred stock .......................................         (7,713)         (8,145)        (23,787)        (24,435)
                                                                          ---------       ---------       ---------       ---------
Net income available for common shareholders .......................      $  26,276       $  29,737       $  84,740       $  66,498
                                                                          =========       =========       =========       =========

Net income per common share--basic:
     Income before extraordinary item ..............................      $    0.49       $    0.56       $    1.56       $    1.19
     Extraordinary item--loss on early extinguishment of debt ......            ---           (0.06)          (0.01)          (0.07)
                                                                          ---------       ---------       ---------       ---------
     Net income ....................................................      $    0.49       $    0.50       $    1.55       $    1.12
                                                                          =========       =========       =========       =========
     Weighted average shares outstanding--basic ....................         53,748          58,609          54,680          59,433
                                                                          =========       =========       =========       =========

Net income per common share--diluted:
     Income before extraordinary item ..............................      $    0.49       $    0.56       $    1.55       $    1.19
     Extraordinary item--loss on early extinguishment of debt ......            ---           (0.06)          (0.01)          (0.08)
                                                                          ---------       ---------       ---------       ---------
     Net income ....................................................      $    0.49       $    0.50       $    1.54       $    1.11
                                                                          =========       =========       =========       =========
     Weighted average shares outstanding--diluted ..................         54,169          59,029          55,074          59,672
                                                                          =========       =========       =========       =========

Distributions declared per common share ............................          0.585             .57            1.73            1.68
                                                                          =========       =========       =========       =========

           See accompanying notes to consolidated financial statements

                           HIGHWOODS PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2001
                (Unaudited and in thousands except share amounts)

                                            Number of                                                                 Additional
                                             Common          Common         Series A       Series B        Series D     Paid-In
                                              Shares          Stock        Preferred      Preferred       Preferred     Capital
                                              ------          -----        ---------       ---------      ---------     -------
Balance at December 31, 2000 .........     58,124,205    $      581     $   125,000     $   172,500    $   100,000    $ 1,506,161
Issuance of Common Stock .............         40,678            --              --              --             --            817
Common Stock Dividends ...............             --            --              --              --             --             --
Preferred Stock Dividends ............             --            --              --              --             --             --
Issuance of restricted stock .........         80,848            --              --              --             --          2,018
Amortization of deferred
  compensation .......................             --            --              --              --             --             --
Repurchase of Common Stock ...........     (5,137,100)          (50)             --              --             --       (128,517)
Repurchase of Preferred Stock ........             --            --         (20,055)             --             --          1,554
Net Income ...........................             --            --              --              --             --             --
Reclassification of derivative
  instruments ........................             --            --              --              --             --             --
                                          -----------    ----------     -----------     -----------    -----------    -----------

Balance at September 30, 2001 ........     53,108,631    $      531     $   104,945     $   172,500    $   100,000    $ 1,382,033
                                          ===========    ==========     ===========     ===========    ===========    ===========

                                                                 Accumulated         Distributions
                                                                     Other            in excess of
                                              Deferred          Comprehensive             Net
                                            Compensation             Loss               Earnings                Total
                                            ------------             ----               --------                -----
Balance at December 31, 2000 ........     $    (2,488)          $        --           $  (110,209)          $ 1,791,545
Issuance of Common Stock ............              --                    --                    --                   817
Common Stock Dividends ..............              --                    --               (94,443)              (94,443)
Preferred Stock Dividends ...........              --                    --               (23,787)              (23,787)
Issuance of restricted stock ........          (2,018)                   --                    --                    --
Amortization of deferred
  compensation ......................             755                    --                    --                   755
Repurchase of Common Stock ..........              --                    --                    --              (128,567)
Repurchase of Preferred Stock .......                                                                           (18,501)
Net Income ..........................              --                    --               108,527               108,527
Reclassification of derivative
  instruments .......................              --                (9,936)                   --                (9,936)
                                          -----------           -----------           -----------           -----------

Balance at September 30, 2001 .......     $    (3,751)          $    (9,936)          $  (119,912)          $ 1,626,410
                                          ===========           ===========           ===========           ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                          2001          2000
                                                                                                          ----          ----
Operating activities:
Net income ....................................................................................       $   108,527   $    90,933
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ............................................................            89,490        89,675
     Amortization of deferred compensation ....................................................               755           391
     Minority interest ........................................................................            15,166        13,140
     Equity in earnings of unconsolidated affiliates ..........................................            (5,666)       (3,207)
(Gain)/loss on disposition of land and depreciable assets .....................................           (16,098)        8,564
Loss on early extinguishment of debt ..........................................................               518         4,344
Transition adjustment upon adoption of FASB 133 ...............................................               556           ---
Loss on ineffective portion of derivative instruments .........................................               428           ---
Changes in operating assets and liabilities ...................................................           (17,426)       (3,011)
                                                                                                      -----------   -----------
          Net cash provided by operating activities ...........................................           176,250       200,829
                                                                                                      -----------   -----------
Investing activities:
Additions to real estate assets ...............................................................          (192,919)     (221,055)
Proceeds from disposition of real estate assets ...............................................           157,000       339,600
Repayment of advances to subsidiaries .........................................................            27,560         1,932
Distributions from unconsolidated affiliates ..................................................             6,866         2,066
Proceeds from notes receivable ................................................................            26,878         4,931
Other investing activities ....................................................................            (8,608)      (21,597)
                                                                                                      -----------   -----------
          Net cash provided by investing activities ...........................................            16,777       105,877
                                                                                                      -----------   -----------

Financing activities:
Distributions paid on common stock and common units ...........................................          (107,611)     (114,187)
Dividends paid on preferred stock .............................................................           (23,787)      (24,435)
Loss on early extinguishment of debt ..........................................................              (518)       (4,344)
Borrowings on mortgages and notes payable .....................................................            12,780        73,198
Repayments on mortgages and notes payable .....................................................          (100,187)     (147,286)
Borrowings on revolving loans .................................................................           349,000       295,500
Repayments on revolving loans .................................................................          (220,000)     (301,000)
Net proceeds from the sale of common stock ....................................................               817           401
Net change in deferred financing costs ........................................................               155          (104)
Repurchase of common stock and units and preferred stock and units.............................          (155,308)      (90,342)
Other .........................................................................................               ---         1,303
                                                                                                      -----------   -----------
          Net cash used in financing activities ...............................................          (244,659)     (311,296)
                                                                                                      -----------   -----------
Net decrease in cash and cash equivalents .....................................................           (51,632)       (4,590)
Cash and cash equivalents at beginning of the period ..........................................           104,780        34,496
                                                                                                      -----------   -----------
Cash and cash equivalents at end of the period ................................................       $    53,148   $    29,906
                                                                                                      ===========   ===========

Supplemental disclosure of cash flow information:
Cash paid for interest ........................................................................       $    85,147   $    94,853
                                                                                                      ===========   ===========

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

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                         -------------
Assets:
Notes receivable .........................................................         $      675    $   23,775
Cash and cash equivalents ................................................              6,880           ---
Rental property and equipment, net .......................................             58,012       (24,656)

Liabilities:
Accounts payable, accrued expenses and other liabilities .................              7,241           ---
Mortgages and notes payable ..............................................             58,545           ---
                                                                                   ----------    ----------
     Net assets ..........................................................         $     (219)   $     (881)
                                                                                   ==========    ==========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

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

     Certain amounts in the September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

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

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and nine months ended September 30, 2001 and 2000.

                                                                         Three Months                          Nine Months
                                                                     Ended September 30,                   Ended September 30,
                                                               ------------------------------        ------------------------------
                                                                  2001               2000               2001               2000
                                                               -----------        -----------        -----------        -----------
                                                                       (in thousands)                        (in thousands)
Rental Income:
Office segment .........................................       $   104,778        $   106,593        $   316,893        $   333,123
Industrial segment .....................................            11,623             11,523             35,137             33,288
Retail segment .........................................             8,970              8,631             27,325             25,285
Apartment segment ......................................               423              4,371              1,254             13,042
                                                               -----------        -----------        -----------        -----------
   Total rental income .................................       $   125,794        $   131,118        $   380,609        $   404,738
                                                               ===========        ===========        ===========        ===========
Net operating income:
Office segment .........................................       $    72,181        $    74,384        $   219,352        $   231,326
Industrial segment .....................................             9,612              9,793             29,450             28,026
Retail segment .........................................             6,077              5,163             18,252             17,464
Apartment segment ......................................               227              2,308                586              7,564
                                                               -----------        -----------        -----------        -----------
   Total net operating income ..........................       $    88,097        $    91,648        $   267,640        $   284,380
                                                               -----------        -----------        -----------        -----------
Reconciliation to income before minority interest and
   extraordinary item:
Equity in income of unconsolidated affiliates ..........             3,241              1,320              5,666              3,207
Gain/(loss) on disposition of land and depreciable
   assets ..............................................             3,357             10,552             16,098             (8,564)
Interest and other income ..............................             5,106              6,548             20,699             17,321
Interest expense .......................................           (26,705)           (27,736)           (82,619)           (83,856)
General and administrative expenses ....................            (4,784)            (5,719)           (15,447)           (16,258)
Depreciation and amortization ..........................           (29,503)           (30,123)           (87,826)           (87,813)
                                                               -----------        -----------        -----------        -----------
Income before minority interest and extraordinary
   item ................................................       $    38,809        $    46,490        $   124,211        $   108,417
                                                               ===========        ===========        ===========        ===========
Total assets:
Office segment .........................................       $ 2,745,314        $ 2,874,681        $ 2,745,314        $ 2,874,681
Industrial segment .....................................           386,475            365,217            386,475            365,217
Retail segment .........................................           259,739            269,865            259,739            269,865
Apartment segment ......................................            10,202            116,163             10,202            116,163
Corporate and other ....................................           223,796            198,910            223,796            198,910
                                                               -----------        -----------        -----------        -----------
Total assets ...........................................       $ 3,625,526        $ 3,824,836        $ 3,625,526        $ 3,824,836
                                                               ===========        ===========        ===========        ===========

3.   DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities," as amended. This Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, we recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in our recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

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

     All of our derivatives are designated as cashflow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk) at September 30, 2001. The effective portion of the cumulative loss on the derivative instruments was $9.9 million at September 30, 2001 and is reported as a component of AOCL in partners' capital and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at September 30, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million. The ineffective portion of our derivatives' changes in fair value has resulted in a loss of $685,000 for the nine months ended September 30, 2001 which is included in interest and other income on the Consolidated Statements of Income.

     Derivative liabilities totaling approximately $646,000 related to our interest rate swap and collar agreements, with a notional amount of $99.3 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at September 30, 2001. The fair value of our interest rate swap and collar agreements was $(646,000) at September 30, 2001. To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

4.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of accumulated other comprehensive loss are as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     ---------      --------
Net Income .....................................................     $ 108,527      $ 90,933
Accumulated other comprehensive loss:
   Unrealized derivative losses on cashflow hedges .............          (514)          ---
   Reclassification of past hedging relationships ..............       (10,597)          ---
   Amortization of past hedging relationships ..................         1,175           ---
                                                                     ---------      --------
     Total accumulated comprehensive loss ......................        (9,936)          ---
                                                                     ---------      --------
     Total comprehensive income ................................     $  98,591      $ 90,933
                                                                     =========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in the report and is based primarily on the consolidated financial statements of the Company.

Results of Operations

     Three Months Ended September 30, 2001. Revenues from rental operations decreased $5.3 million, or 4.0%, from $131.1 million for the three months ended September 30, 2000 to $125.8 million for the comparable period in 2001. The decrease is primarily a result of the disposition of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Our in-service portfolio decreased from 37.8 million square feet at September 30, 2000 to 36.9 million square feet at September 30, 2001. Same property revenues, which are the revenues of the 468 in-service properties owned on July 1, 2000, increased 3.1% for the three months ended September 30, 2001, compared to the same three months of 2000.

     During the three months ended September 30, 2001, 170 leases representing
1.0 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 1.9% higher than the average rate per square foot on the expired leases.

     Interest and other income decreased $1.5 million, or 22.7%, from $6.6 million for the three months ended September 30, 2000 to $5.1 million for the comparable period in 2001. The decrease was a result of a decrease in development fee income and interest income, partly offset by an increase in management fee income and an adjustment related to the adoption of SFAS 133 in 2001.

     Rental operating expenses decreased $1.8 million, or 4.6%, from $39.5 million for the three months ended September 30, 2000 to $37.7 million for the comparable period in 2001. The decrease is primarily a result of the disposition and contribution of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Rental operating expenses as a percentage of related revenues was 30.1% for the three months ended September 30, 2000 and 30.0% for the three months ended September 30, 2001.

     Depreciation and amortization for the three months ended September 30, 2001 and 2000 was $29.5 million and $30.1 million, respectively. The decrease of $0.6 million, or 2.0%, is due to a decrease in depreciable assets over the prior year. Interest expense decreased $1.0 million, or 3.6%, from $27.7 million for the three months ended September 30, 2000 to $26.7 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates in 2001, partly offset by a decrease in capitalized interest in 2001. Interest expense for the three months ended September 30, 2001 and 2000 included $324,000 and $564,000 respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses decreased 0.5% from 4.1% of total revenue for the three months ended September 30, 2000 to 3.6% for the comparable period in 2001.

     Income before minority interest and extraordinary item was $38.8 million and $46.5 million for the three months ended September 30, 2001 and 2000, respectively. The Operating Partnership recorded $7.7 million in preferred unit distributions for the three months ended September 30, 2001 and $8.1 million in preferred unit distributions for the three months ended September 30, 2000.

     Nine Months Ended September 30, 2001. Revenues from rental operations decreased $24.1 million, or 6.0%, from $404.7 million for the nine months ended September 30, 2000 to $380.6 million for the comparable period in 2001. The decrease is primarily a result of the disposition of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Our in-service portfolio decreased from 37.8 million square feet at September 30, 2000 to 36.9 million square feet at September 30, 2001. Same property revenues, which are the revenues of the 451 in-service properties owned on January 1, 2000, increased 2.5% for the nine months ended September 30, 2001, compared to the same nine months of 2000.

     During the nine months ended September 30, 2001, 530 leases representing
3.0 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.1% higher than the average rate per square foot on the expired leases.

     Interest and other income increased $3.4 million, or 19.7%, from $17.3 million for the nine months ended September 30, 2000 to $20.7 million for the comparable period in 2001. The increase was a result of an increase in interest income, leasing, development and management fees, partly offset by an adjustment related to the adoption of SFAS 133.

     Rental operating expenses decreased $7.4 million, or 6.1%, from $120.4 million for the nine months ended September 30, 2000 to $113.0 million for the comparable period in 2001. The decrease is primarily a result of the disposition of 2.7 million square feet of wholly owned office and industrial properties and 1,672 apartment units, offset in part by the acquisition of 475,000 square feet of wholly owned office and industrial properties and the completion of 1.3 million square feet of development activity during the last three months of 2000 and the first nine months of 2001. Rental operating expenses as a percentage of related revenues remained constant at 29.7% for the nine months ended September 30, 2000 and 2001.

     Depreciation and amortization for the nine months ended September 30, 2001 and 2000 was $87.8 million. Interest expense decreased $1.3 million, or 1.5%, from $83.9 million for the nine months ended September 30, 2000 to $82.6 million for the comparable period in 2001. The decrease is attributable to a decrease in outstanding debt and weighted average interest rates for the nine months ended September 30, 2001, partly offset by the decrease in capitalized interest in 2001. Interest expense for the nine months ended September 30, 2001 and 2000 included $1.7 million and $1.9 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. General and administrative expenses remained constant at 3.8% of total revenue for the nine months ended September 30, 2000 and 2001.

     Income before minority interest and extraordinary item was $124.2 million and $108.4 million for the nine months ended September 30, 2001 and 2000, respectively. The Company's net income allocated to minority interest totaled $15.2 million and $13.1 million for the nine months ended September 30, 2001 and 2000, respectively. The Company recorded $23.8 million in preferred stock dividends for the nine months ended September 30, 2001 and $24.4 million in preferred stock dividends for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     Statement of Cash Flows. For the nine months ended September 30, 2001, the Company generated $176.3 million in cash flows from operating activities and $16.8 million in investing activities (primarily as a result of the disposition of real estate assets, collection of notes receivable and repayments from subsidiaries, partly offset by additions to real estate assets). These combined cash flows of $193.1 million were used during the nine months to partly fund financing activities of $244.7 million, primarily consisting of the repurchase of Common Stock, Common Units and Preferred Stock and the payment of distributions.

     Capitalization. The Company's total indebtedness at September 30, 2001 totaled $1.7 billion and was comprised of approximately $599.3 million of secured indebtedness with a weighted average interest rate of 7.6% and approximately $1.1 billion of unsecured indebtedness with a weighted average interest rate of 6.9%. Except as stated below, all of the mortgage and notes payable outstanding at September 30, 2001 were either fixed rate obligations or variable rate obligations covered by interest rate hedge contracts. Approximately $103.5 million of floating rate notes were not covered by interest rate hedge contracts on September 30, 2001.

     Based on the Company's total market capitalization of $3.6 billion at September 30, 2001 (at the September 30, 2001 stock price of $24.75 and assuming the redemption for shares of Common Stock of the 7.6 million Common Units of minority interest in the Operating Partnership), the Company's debt represented approximately 47.2% of its total market capitalization.

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

     The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2001:

                                                                                                                     Fair
                                    Notional        Maturity                                                        Market
Type of Hedge                        Amount           Date              Reference Rate           Fixed Rate         Value
-------------                        ------           ----              --------------           ----------         -----
Swap .............................  $19,334         6/10/02        1-Month LIBOR + 0.75%               6.95%     $(514,828)
Collar ...........................  $80,000        10/15/01        1-Month LIBOR                5.60 - 6.25%     $(131,444)


     The interest rates on our variable rate debt is adjusted at one-month intervals, subject to settlements under these contracts. Net payments made to counterparties under interest rate hedge contracts were $703,603 during the first nine months of 2001 and were recorded as increases to interest expense.

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

     Our short-term (within the next 12 months) liquidity needs also include, among other things, the funding of approximately $76.2 million of our existing development activity. We expect to fund our short-term liquidity needs through a combination of:

     . borrowings under our Revolving Loan (approximately $141.5 million was available at September 30, 2001);

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

Recent Developments

     Unit Repurchases. On May 31, 2001, the Company completed its previously announced 10.0 million share and unit repurchase program pursuant to which the Company repurchased Common Stock and Common Units at a weighted average per share price of $24.19 for a total purchase price of $241.9 million. In addition, on April 25, 2001, the Company announced that its board of directors has authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. As of November 6, 2001, the Company has repurchased 1.2 million shares of Common Stock and Common Units at a weighted average purchase price of $24.41 per share and a total purchase price of $29.1 million under this new repurchase program. Separately, on June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 Series A Preferred Shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit is retired.

     Disposition Activity. During the nine months ended September 30, 2001, we sold approximately 248,000 rentable square feet of office properties, 1,672 apartment units and 173.0 acres of development land for gross proceeds of $157.0 million. In addition, we currently have 300,250 rentable square feet of wholly owned properties and 81.0 acres of land under contract for sale in various transactions totaling $53.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close at various times throughout 2001. However, we can provide no assurance that all or parts of these transactions will be consummated.

     As of November 12, 2001, we expect to use a portion of the cash proceeds from our recent and pending disposition activity to reinvest in tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We expect to reinvest up to $38.0 million of the cash proceeds from completed disposition activity and up to $36.0 million of the cash proceeds from pending disposition activity to acquire, in tax-deferred exchange transactions, in-service properties, development land and development projects located in core markets and in sub-markets where we have a strong presence. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there may be some delay in reinvesting such proceeds. Delays in reinvesting such proceeds will reduce our income from operations. In addition, the use of net proceeds from dispositions to fund development activity, either through direct payments or repayment of borrowings under our Revolving Loan, will reduce our income from operations until such development projects are placed in service.

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

     FFO and cash available for distribution for the three month period ended September 30, 2000 and 2001 are summarized in the following table (in thousands):

                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,              September 30,
                                                                          --------------------       --------------------
                                                                            2001         2000          2001         2000
                                                                          --------     -------       --------     -------
Funds from operations:
Income before minority interest and extraordinary item                $   38,809    $  46,490      $  124,211     $ 108,417
Add/(Deduct):
   Dividends on preferred stock ...................................       (7,713)      (8,145)        (23,787)      (24,435)
   Transition adjustment upon adoption of FAS 133 .................          ---          ---             556           ---
   (Gain)/loss on disposition of land and depreciable assets ......       (3,357)     (10,552)        (16,098)        8,564
   (Loss)/Gain on disposition of land .............................         (538)       3,288           1,025         3,288
   Depreciation and amortization ..................................       29,503       30,123          87,826        87,813
   Depreciation on unconsolidated affiliates ......................        1,911        1,752           5,815         3,733
                                                                      ----------    ---------      ----------     ---------
       Funds from operations ......................................       58,615       62,956         179,548       187,380
Cash available for distribution:
Add/(Deduct):
   Rental income from straight-line rents .........................       (2,701)      (3,657)         (8,947)      (11,452)
   Amortization of deferred financing costs .......................          324          564           1,664         1,862
   Non-incremental revenue generating capital expenditures (1):
     Building improvements paid ...................................       (2,872)      (2,248)         (5,959)       (5,913)
     Second generation tenant improvements paid ...................       (4,834)      (7,900)        (12,610)      (17,730)
     Second generation lease commissions paid .....................       (2,867)      (1,859)        (11,195)       (8,668)
                                                                      ----------    ---------      ----------     ---------
       Cash available for distribution ............................   $   45,665     $ 47,856      $  142,501     $ 145,479
                                                                      ==========     ========      ==========     =========
Weighted average common shares/common units outstanding -
   basic (2) ......................................................       61,363       66,634          62,333        67,978
                                                                      ==========     ========      ==========     =========
Weighted average common shares/common units outstanding -
   diluted (2) ....................................................       61,783       67,055          62,727        68,218
                                                                      ==========     ========      ==========     =========
Dividend payout ratios:
   Funds from operations ..........................................         61.7%        60.7%           60.3%         61.2%
                                                                      ===========   =========      ==========     =========
   Cash available for distribution ................................         79.1%        79.9%           75.9%         78.8%
                                                                      ===========   =========      ==========     =========

___________________

(1)  Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per share and per Common Unit basis; therefore, the resultant per share information is unaffected by the conversion.

     On November 6, 2001, the Company's Board of Directors declared a dividend for the third quarter ended September 30, 2001 of $0.585 per share ($2.34 on an annualized basis) payable on November 29, 2001 to stockholders of record on November 16, 2001.

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

Property Information

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of September 30, 2001 and 2000:

                                                                               Rentable       Percent Leased/
September 30, 2001                                                            Square Feet       Pre-Leased
------------------                                                            -----------       ----------
In-Service:
     Office ............................................................       24,829,000          92.9%
     Industrial ........................................................       10,396,000          92.3%
     Retail (1) ........................................................        1,628,000          95.1%
                                                                              -----------          ----
     Total or Weighted Average .........................................       36,853,000          92.7%
                                                                              ===========          ====
Development:
Completed--Not Stabilized
     Office ............................................................        1,188,000          62.1%
     Industrial ........................................................          184,000          37.2%
     Retail ............................................................               --            --
                                                                              -----------          ----
     Total or Weighted Average .........................................        1,372,000          58.8%
                                                                              ===========          ====
In Process
     Office ............................................................        1,285,000          52.5%
     Industrial ........................................................          258,000          47.3%
     Retail ............................................................           20,000          90.0%
                                                                              -----------          ----
     Total or Weighted Average .........................................        1,563,000          52.1%
                                                                              ===========          ====
Total:
     Office ............................................................       27,302,000
     Industrial ........................................................       10,838,000
     Retail (1) ........................................................        1,648,000
                                                                              -----------
     Total or Weighted Average .........................................       39,788,000
                                                                              ===========

                                                                               Rentable       Percent Leased/
September 30, 2000                                                            Square Feet       Pre-Leased
------------------                                                            -----------       ----------
In-Service:
     Office ............................................................       25,984,000          94.0%
     Industrial ........................................................       10,204,000          94.5%
     Retail ............................................................        1,569,000          94.4%
                                                                              -----------          ----
     Total or Weighted Average .........................................       37,757,000          94.1%
                                                                              ===========          ====
Development:
Completed--Not Stabilized
     Office ............................................................          759,000          79.0%
     Industrial ........................................................               --            --
     Retail ............................................................           81,000          90.0%
                                                                              -----------          ----
     Total or Weighted Average .........................................          840,000          80.0%
                                                                              ===========          ====
In Process
     Office ............................................................        1,709,000          55.0%
     Industrial ........................................................          395,000          87.0%
     Retail ............................................................               --            --
                                                                              -----------          ----
     Total or Weighted Average .........................................        2,104,000          61.0%
                                                                              ===========          ====
Total:
     Office ............................................................       28,452,000
     Industrial ........................................................       10,599,000
     Retail ............................................................        1,650,000
                                                                              -----------
     Total or Weighted Average .........................................       40,701,000
                                                                              ===========

___________

(1)  Excludes basement space.

     As of September 30, 2001, we were developing 23 suburban office properties, four industrial properties and one retail property totaling 2.9 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners five additional properties totaling 660,000 rentable square feet. At September 30, 2001, these development projects had an aggregate budgeted cost of $99.7 million and were 62.0% pre-leased.

In-Process

                                                     Rentable
                                                      Square   Estimated    Cost at    Pre-Leasing    Estimated    Estimated
           Name                       Market           Feet      Cost       9/30/01   Percentage(1)  Completion  Stabilization
           ----                       ------           ----      ----       -------   -------------  ----------  -------------
                                                                      ($ in thousands)

Office:

Highwoods Center III at
   Tradeport(2)                  Atlanta               43,000  $   4,037    $  2,329       100%         4Q01         4Q01
Verizon Wireless(2)              Greenville           193,000     16,356      11,731       100%         1Q02         1Q02
International Place 3            Memphis              214,000     34,272      20,592       100%         2Q02         2Q02
Innslake(2)                      Richmond              65,000      7,214       4,529       100%         4Q01         2Q02
1825 Century Center(2)           Atlanta              102,000     16,254       1,019       100%         3Q02         3Q02
Shadow Creek II(2)               Memphis               81,000      8,750       5,522        19%         4Q01         4Q02
Highwoods Park at Jefferson
   Village(2)                    Piedmont Triad        98,000     11,290       8,945        --          4Q01         4Q02
Centre Green Four                Research Triangle    100,000     11,764       8,786        --          4Q01         4Q02
GlenLake I(2)                    Research Triangle    158,000     22,417      16,379        --          4Q01         4Q02
Seven Springs I(2)               Nashville            131,000     15,556      10,984         2%         1Q02         1Q03
801 Corporate Center Drive(2)    Research Triangle    100,000     12,016         828        40%         4Q02         2Q04
                                                    ---------  ---------   ---------      ----
In-Process Office Total or
   Weighted Average                                 1,285,000  $ 159,926   $  91,644        53%
                                                    =========  =========   ==========      ====
Industrial:
Tradeport Place IV               Atlanta              122,000  $   4,447   $   3,765       100%         4Q01         4Q01
Newpoint IV                      Atlanta              136,000      5,288       3,503        --%         4Q01         4Q02
                                                     ---------  ---------   ----------      ----
In-Process Industrial Total or
   Weighted Average                                   258,000  $   9,735   $   7,268        47%
                                                     =========  =========   ==========      ====
Retail:
Plaza Redevelopment (Granada
   Shops)                        Kansas City           20,000  $   4,680   $   3,017        90%         4Q01         4Q01
                                                     ---------  ---------   ----------      ----
In-Process Retail Total or
   Weighted Average                                    20,000  $   4,680   $   3,017        90%
                                                     =========  =========   ==========      ====
Total or Weighted Average of
   all In-Process Development
   Projects                                         1,563,000  $ 174,341   $ 101,929        52%
                                                    =========  =========   ==========      ====

____________

(1)  Letters of intent comprise 4% of the Total Pre-Leasing Percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                                    Rentable
                                                    Square        Estimated       Cost at Pre-Leasing   Estimated  Estimated
           Name                  Market              Feet            Cost        9/30/01  Percentage(1) Completion Stabilization
           ----                  ------              ----            ----        -------  ------------- ---------- -------------
                                                                     ($ in thousands)
Office:
380 Park Place                Tampa                   82,000    $    9,675    $    9,758            92%   1Q01         4Q01
Highwoods Plaza               Tampa                   66,000         7,505         6,861            37%   4Q00         1Q02
Deerfield III                 Atlanta                 54,000         5,276         4,135            --    4Q00         2Q02
Met Life Building at
   Brookfield                 Greenville             117,000        13,220        12,177            75%   3Q01         2Q02
Cool Springs II               Nashville              205,000        22,718        18,649            40%   2Q01         2Q02
Highwoods Tower II            Research Triangle      167,000        25,134        22,132            89%   1Q01         2Q02
Centre Green Two              Research Triangle       97,000        11,596         9,923            31%   2Q01         2Q02
ParkWest One                  Research Triangle       46,000         4,364         3,717            74%   2Q01         2Q02
Shadow Creek                  Memphis                 80,000         8,989         8,074            75%   4Q00         3Q02
Hickory Trace                 Nashville               52,000         5,933         5,762            51%   3Q01         3Q02
North Shore Commons A         Richmond               115,000        13,084        13,684            79%   2Q01         3Q02
Stony Point III               Richmond               107,000        11,425        10,751            73%   2Q01         3Q02
                                                  ----------    ----------    ----------    ----------
Office Total or Weighted
   Average                                         1,188,000    $  138,919    $  125,623            62%
                                                  ==========    ==========    ==========    ==========

Industrial:
Holden Road                   Piedmont Triad          64,000    $    2,014    $    2,490            60%   1Q01         2Q02
Enterprise Center I           Piedmont Triad         120,000         3,807         3,398            25%   4Q00         2Q02
                                                  ----------    ----------    ----------    ----------

Industrial Total or
Weighted Average                                     184,000    $    5,821         5,888            37%
                                                  ==========    ==========    ==========    ==========
Total or Weighted
   Average of all
   Completed-Not
   Stabilized
   Development Projects                            1,372,000    $  144,740    $  131,511            59%
                                                  ----------    ----------    ----------    ----------
Total or Weighted
   Average of all
   Development Projects                            2,935,000    $  319,081    $  233,440            55%
                                                  ==========    ==========    ==========    ==========

________________

(1)   Letters of intent comprise 4% of the Grand Total Pre-Leasing Percentage.

                                                                   Rentable
                                                                    Square            Estimated         Pre-Leasing
                                                                     Feet                Cost          Percentage(1)
                                                                     ----                ----          -------------
                                                                                    (in thousands)
Development Analysis

Summary by Estimated Stabilization Date:
     Fourth Quarter 2001 .....................................       267,000         $    22,839               97%
     First Quarter 2002 ......................................       259,000              23,861               84%
     Second Quarter 2002 .....................................     1,149,000             129,615               64%
     Third Quarter 2002 ......................................       456,000              55,685               78%
     Fourth Quarter 2002 .....................................       573,000              59,509                3%
     First Quarter 2003 ......................................       131,000              15,556                2%
     Second Quarter 2004 .....................................       100,000              12,016               40%
                                                                  ----------         -----------             ----
        Total or Weighted Average ............................     2,935,000         $   319,081               55%
                                                                  ==========         ===========             ====
Summary by Market:
     Atlanta .................................................       457,000         $    35,302               58%
     Greenville ..............................................       310,000              29,576               91%
     Kansas City .............................................        20,000               4,680               90%
     Memphis .................................................       375,000              52,011               77%
     Nashville ...............................................       388,000              44,207               29%
     Piedmont Triad ..........................................       282,000              17,111               24%
     Research Triangle .......................................       668,000              87,291               38%
     Richmond ................................................       287,000              31,723               82%
     Tampa ...................................................       148,000              17,180               67%
                                                                  ----------     ---------------             ----
        Total or Weighted Average ............................     2,935,000         $   319,081               55%
                                                                  ==========         ===========             ====

     Build-to-Suit ...........................................       509,000         $    66,882              100%
     Multi-Tenant ............................................     2,426,000             252,199               46%
                                                                  ----------         -----------             ----
        Total or Weighted Average ............................     2,935,000         $   319,081               55%
                                                                  ==========         ===========             ====

                                                                   Average
                                                                   Rentable            Average
                                                                    Square            Estimated         Pre-Leasing
                                                                     Feet                Cost          Percentage(1)
                                                                     ----                ----          -------------
                                                                                     (in thousands)
Per Property Type:
     Office ..................................................       107,522         $    12,993               57%
     Industrial ..............................................       110,500               3,889               43%
     Retail ..................................................        20,000               4,680               90%
                                                                  ----------         -----------             ----
     All .....................................................       104,821         $    11,396               55%
                                                                  ==========         ===========             ====

_____________

(1)  Letters of intent comprise 4% of the Total Pre-Leasing Percentage.

         The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended September 30, June 30 and March 31, 2001 and December 31, 2000.

                                                                                   Office Leasing Statistics
                                                                                   -------------------------
                                                                                    Three Months Ended
                                                                                    -----------------
                                                              9/30/01        6/30/01      3/31/01        12/31/00         Average
                                                              -------        -------      -------        --------         -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ........             135            155          132             199            155
Rentable square footage leased ......................         630,043        773,415      941,419       1,187,466        883,086
Average per rentable square foot over the lease term:
  Base rent .........................................      $    17.03     $    16.36  $     17.73     $     17.51    $     17.16
  Tenant improvements ...............................           (0.90)         (1.17)       (1.13)          (1.14)         (1.09)
  Leasing commissions ...............................           (0.59)         (0.67)       (0.57)          (0.59)         (0.60)
  Rent concessions ..................................           (0.11)         (0.03)       (0.01)           (0.3)         (0.05)
                                                           ----------     ----------  -----------     -----------    -----------
  Effective rent ....................................           15.43          14.49        16.02           15.75          15.42
  Expense stop (1) ..................................           (4.54)         (3.37)       (2.96)          (4.73)        (3.90)
                                                           ----------     ----------  -----------     -----------    -----------
  Equivalent effective net rent .....................      $    10.89     $    11.12  $     13.06     $     11.02    $     11.52
                                                           ==========     ==========  ===========     ===========    ===========
Average term in years                                             4.5            4.9          5.3             4.6            4.8
                                                           ==========     ==========  ===========     ===========    ===========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases .......      $2,431,063     $5,052,983  $ 7,103,609     $ 7,273,031    $ 5,465,172
  Rentable square feet ..............................         630,043        773,415      941,419       1,187,466        883,086
                                                           ----------     ----------  -----------     -----------    -----------
  Per rentable square foot ..........................      $     3.86     $     6.53  $      7.55     $      6.12    $      6.19
                                                           ==========     ==========  ===========     ===========    ===========

Leasing Commissions:
  Total dollars committed under signed leases .......      $1,018,216     $1,991,418  $ 3,361,410       2,873,345      2,311,097
  Rentable square feet ..............................         630,043        773,415      941,419       1,187,466        883,086
                                                           ----------     ----------  -----------     -----------    -----------
  Per rentable square foot ..........................      $     1.62     $     2.57  $      3.57     $      2.42    $      2.62
                                                           ==========     ==========  ===========     ===========    ===========

Total:
  Total dollars committed under signed leases .......      $3,449,279      7,044,401  $10,465,020     $10,146,377    $ 7,776,269
  Rentable square feet ..............................         630,043        773,415      941,419       1,187,466        883,086
                                                           ----------     ----------  -----------     -----------    -----------
  Per rentable square foot ..........................      $     5.47     $     9.11  $     11.12     $      8.54    $      8.81
                                                           ==========     ==========  ===========     ===========    ===========

Rental Rate Trends:
Average final rate with expense pass throughs .......      $    16.27     $    14.84  $     15.05     $     15.83    $     15.49
Average first year cash rental rate .................      $    16.51     $    15.54  $     16.04     $     16.38    $     16.12
                                                           ----------     ----------  -----------     -----------    -----------
Percentage increase .................................             1.5%           4.7%         6.6%            3.5%           4.0%
                                                           ==========     ==========  ===========     ===========    ===========

_____________

(1) "Expense Stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which will not be reimbursed by our tenants.

                                                                               Industrial Leasing Statistics
                                                                               -----------------------------
                                                                                    Three Months Ended
                                                                                    ------------------
                                                          9/30/01         6/30/01         3/31/01        12/31/00         Average
                                                          -------         -------         -------        --------         -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ........            26              23              27              31              27
Rentable square footage leased ......................       285,241         153,507         190,663         355,947         246,340
Average per rentable square foot over the lease term:

  Base rent .........................................   $      4.71     $      5.84     $      5.88     $      5.29     $      5.43


  Tenant improvements ...............................         (0.38)          (0.27)          (0.20)          (0.29)          (0.28)
  Leasing commissions ...............................         (0.11)          (0.15)          (0.09)          (0.15)          (0.13)
  Rent concessions ..................................           ---             ---             ---             ---             ---
                                                        -----------     -----------     -----------     -----------     -----------
  Effective rent ....................................          4.22            5.42            5.59            4.85            5.02
  Expense stop (1) ..................................         (0.30)          (0.49)          (0.74)          (0.30)          (0.46)
                                                        -----------     -----------     -----------     -----------     -----------
  Equivalent effective net rent .....................   $      3.92     $      4.93     $      4.85     $      4.55     $      4.56
                                                        ===========     ===========     ===========     ===========     ===========
  Average term in years .............................           3.3             2.5             2.5             2.7             2.7
                                                        ===========     ===========     ===========     ===========     ===========

Capital Expenditures Related to Re-Leased Space:

Tenant Improvements:
  Total dollars committed under signed leases .......   $   606,380     $   175,777     $    91,304     $   412,679     $   321,535
  Rentable square feet ..............................       285,241         153,507         190,663         355,947         246,340
                                                        -----------     -----------     -----------     -----------     -----------
  Per rentable square foot ..........................   $      2.13     $      1.15     $      0.48     $      1.16     $      1.31
                                                        ===========     ===========     ===========     ===========     ===========

Leasing Commissions:
  Total dollars committed under signed leases .......   $    87,034     $    63,679     $    61,239     $   145,117     $    89,267
  Rentable square feet...............................       285,241         153,507         190,663         355,947         246,340
                                                        -----------     -----------     -----------     -----------     -----------
  Per rentable square foot ..........................   $      0.31     $      0.41     $      0.32     $      0.41     $      0.36
                                                        ===========     ===========     ===========     ===========     ===========

Total:
  Total dollars committed under signed leases .......   $   693,414     $   239,456     $   152,542     $   557,796     $   410,802
  Rentable square feet ..............................       285,241         153,507         190,663         355,947         246,340
                                                        -----------     -----------     -----------     -----------     -----------
  Per rentable square foot ..........................   $      2.43     $      1.56     $      0.80     $      1.57     $      1.67
                                                        ===========     ===========     ===========     ===========     ===========

Rental Rate Trends:

Average final rate with expense pass throughs .......   $      4.85     $      5.73     $      4.89     $      4.92     $      5.10
Average first year cash rental rate .................   $      4.60     $      5.75            5.06     $      5.23     $      5.16
                                                        -----------     -----------     -----------     -----------     -----------
Percentage (decrease)/increase ......................          (5.1)%           0.4%            3.4%            6.3%            1.2%
                                                        ===========     ===========     ===========     ===========     ===========

___________

(1) "Expense Stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which will not be reimbursed by our tenants.

                                                                                 Retail Leasing Statistics
                                                                                 -------------------------
                                                                                    Three Months Ended
                                                                                    ------------------
                                                           9/30/01       6/30/01         3/31/01         12/31/00         Average
                                                           -------       -------         -------         --------         -------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) ........             9              14               9              15              12
Rentable square footage leased ......................        40,283          21,072          38,618          35,057          33,758
Average per rentable square foot over the lease term:
  Base rent .........................................   $     16.33     $     22.84     $     29.31     $     24.07     $     23.14
  Tenant improvements ...............................         (1.49)          (0.66)          (1.86)          (1.90)          (1.48)
  Leasing commission ................................         (0.75)          (0.57)          (0.29)          (0.49)          (0.52)
  Rent concessions ..................................           ---             ---           (0.22)            ---           (0.06)
                                                        -----------     -----------     -----------     -----------     -----------
  Effective rent ....................................         14.09           21.61           26.94           21.68           21.08
  Expense stop (1) ..................................           ---             ---             ---             ---             ---
                                                        -----------     -----------     -----------     -----------     -----------
  Equivalent effective net rent .....................   $     14.09     $     21.61     $     26.94     $     21.68     $     21.08
                                                        ===========     ===========     ===========     ===========     ===========
  Average term in years .............................           8.8             5.3             9.3             6.7             7.5
                                                        ===========     ===========     ===========     ===========     ===========

Capital Expenditures Related to Re-Leased Space:
Tenant Improvements:
  Total dollars committed under signed leases .......   $   526,500     $   121,713     $   729,480     $   655,301     $   508,248
  Rentable square feet ..............................        40,283          21,072          38,618          35,057          33,758
                                                        -----------     -----------     -----------     -----------     -----------
  Per rentable square foot ..........................   $     13.07     $      5.78     $     18.89     $     18.69     $     15.06
                                                        ===========     ===========     ===========     ===========     ===========

Leasing Commissions:
  Total dollars committed under signed leases .......   $   196,296     $    61,537     $    93,045     $    66,986     $   104,466
  Rentable square feet ..............................        40,283          21,072          38,618          35,057          33,758
                                                        -----------     -----------     -----------     -----------     -----------
  Per rentable square foot ..........................   $      4.87     $      2.92     $      2.41     $      1.91     $      3.09
                                                        ===========     ===========     ===========     ===========     ===========

Total:
  Total dollars committed under signed leases .......   $   722,796     $   183,249     $   822,525     $   722,287     $   612,714
  Rentable square feet ..............................        40,283          21,072          38,618          35,057          33,758
                                                        -----------     -----------     -----------     -----------     -----------
  Per rentable square foot ..........................   $     17.94     $      8.70     $     21.30     $     20.60     $     18.15
                                                        ===========     ===========     ===========     ===========     ===========

Rental Rate Trends:
Average final rate with expense pass throughs .......   $     11.28     $     17.99     $     12.91     $     18.41     $     15.15
Average first year cash rental rate .................   $     14.82     $     21.51     $     19.70     $     22.57     $     19.65
                                                        -----------     -----------     -----------     -----------     -----------
Percentage increase .................................          31.4%           19.6%           52.6%           22.6%           29.7%
                                                        ===========     ===========     ===========     ===========     ===========

_____________

(1) "Expense Stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of September 30, 2001, assuming no tenant exercises renewal options.


Office Properties:


                                                          Percentage of                                         Percentage of
                                                           Leased Square     Annual Rents      Average Annual    Leased Rents
         Year of                        Total Rentable        Footage            Under        Rental Rate Per     Represented
          Lease              Number      Square Feet      Represented by       Expiring       Square Foot for     By Expiring
       Expiration           of Leases      Expiring       Expiring Leases      Lease (1)       Expirations(1)       Leases
       -----------          ---------      --------       ---------------      ---------       --------------       ------
                                                                            (in  thousands)
Remainder of 2001 .......       224           656,109               2.8%        $  10,558            $ 16.09            2.6%
2002 ....................       554         3,014,927              13.0%           51,040              16.93           12.8%
2003 ....................       573         3,717,421              15.9%           63,050              16.96           15.7%
2004 ....................       443         2,796,127              12.0%           49,686              17.77           12.4%
2005 ....................       411         3,131,218              13.4%           54,335              17.35           13.5%
2006 ....................       295         2,671,036              11.5%           45,889              17.18           11.4%
2007 ....................        56           803,317               3.5%           12,891              16.05            3.2%
2008 ....................        77         1,810,679               7.8%           27,274              15.06            6.8%
2009 ....................        23         1,058,870               4.6%           18,556              17.52            4.6%
2010 ....................        40         1,493,144               6.4%           27,621              18.50            6.9%
2011 and thereafter .....        97         2,114,025               9.1%           40,445              19.13           10.1%
                              -----        ----------             -----         ---------            -------          -----
                              2,793        23,266,873             100.0%        $ 401,345            $ 17.25          100.0%
                              =====        ==========             =====         =========            =======          =====

Industrial Properties:

                                                            Percentage of                                        Percentage of
                                                            Leased Square     Annual Rents     Average Annual    Leased Rents
         Year of                         Total Rentable        Footage            Under        Rental Rate Per    Represented
          Lease              Number       Square Feet      Represented by       Expiring       Square Foot for    by Expiring
       Expiration           of Leases       Expiring       Expiring Leases      Leases(1)      Expirations(1)       Leases
       -----------          ---------       --------       ---------------      ---------      --------------       ------
                                                                             (in thousands)
Remainder of 2001 .......          37          442,918              4.6%        $    2,070            $ 4.67            4.5%
2002 ....................         122        2,339,745             24.3%             9,960              4.26           21.7%
2003 ....................         107        1,189,986             12.4%             6,317              5.31           13.8%
2004 ....................          81        2,167,998             22.5%             9,177              4.23           20.0%
2005 ....................          42          740,121              7.7%             4,303              5.81            9.4%
2006 ....................          31          627,930              6.5%             3,897              6.21            8.5%
2007 ....................          14        1,093,166             11.4%             4,530              4.14            9.9%
2008 ....................           7          241,961              2.5%             1,501              6.20            3.3%
2009 ....................           6          268,813              2.8%             1,865              6.94            4.1%
2010 ....................           4          182,746              1.9%             1,063              5.82            2.3%
2011 and thereafter .....          11          331,074              3.4%             1,145              3.46            2.5%
                                 ----        ---------            ------        ----------            ------          -----
                                  462        9,626,458            100.0%        $   45,828            $ 4.76          100.0%
                                 ====        =========            ======        ==========            ======          =====

_____________

(1) Annualized Rental Revenue is September 2001 rental revenue (base rent plus operating pass throughs) multiplied by 12.

Retail Properties:

                                                            Percentage of                                          Percentage of
                                                            Leased Square      Annual Rents      Average Annual     Leased Rents
          Year of                        Total Rentable        Footage            Under         Rental Rate Per     Represented
           Lease              Number       Square Feet      Represented by        Expiring       Square Foot for     by Expiring
        Expiration          of Leases       Expiring       Expiring Leases      Leases(1)        Expirations(1)        Leases
        -----------         ---------       --------       ---------------      ---------        --------------        ------
                                                                              (in thousands)
Remainder of 2001 .......          9           32,506               2.1%        $     327            $  10.06              0.9%
2002 ....................         36           77,424               5.0%            1,645               21.25              4.6%
2003 ....................         47          149,431               9.7%            2,997               20.06              8.3%
2004 ....................         34          152,448               9.9%            2,171               14.24              6.0%
2005 ....................         49          157,307              10.2%            3,085               19.61              8.6%
2006 ....................         28           86,546               5.6%            2,195               25.36              6.1%
2007 ....................         23           83,888               5.4%            1,847               22.02              5.1%
2008 ....................         23          100,444               6.5%            3,429               34.14              9.5%
2009 ....................         17          138,829               9.0%            2,823               20.33              7.8%
2010 ....................         20          125,470               8.1%            3,195               25.46              8.9%
2011 and thereafter .....         41          438,556               28.5%          12,274               27.99             34.2%
                            --------       ----------             ------        ---------            --------            -----
                                 327        1,542,849              100.0%       $  35,988            $  23.33            100.0%
                            ========       ==========             ======        =========            ========            =====
Total:

                                                            Percentage of                                           Percentage of
                                                            Leased Square      Annual Rents      Average Annual     Leased Rents
          Year of                        Total Rentable        Footage             Under         Rental Rate Per     Represented
           Lease              Number       Square Feet      Represented by       Expiring        Square Foot for     by Expiring
        Expiration           of Leases      Expiring       Expiring Leases       Leases(1)       Expirations(1)        Leases
        -----------          ---------      --------       ---------------       ---------       --------------        ------
                                                                              (in thousands)
Remainder of 2001 .......        270        1,131,533               3.3%        $  12,955            $  11.45              2.7%
2002 ....................        712        5,432,096              15.7%           62,645               11.53             13.0%
2003 ....................        727        5,056,838              14.7%           72,364               14.31             14.9%
2004 ....................        558        5,116,573              14.8%           61,034               11.93             12.6%
2005 ....................        502        4,028,646              11.7%           61,723               15.32             12.8%
2006 ....................        354        3,385,512               9.8%           51,981               15.35             10.8%
2007 ....................         93        1,980,371               5.8%           19,268                9.73              4.0%
2008 ....................        107        2,153,084               6.3%           32,204               14.96              6.7%
2009 ....................         46        1,466,512               4.3%           23,244               15.85              4.8%
2010 ....................         64        1,801,360               5.2%           31,879               17.70              6.6%
2011 and thereafter .....        149        2,883,655               8.4%           53,864               18.68             11.1%
                            --------       ----------             ------        ---------            --------            -----
                               3,582       34,436,180              100.0%       $ 483,161            $  14.03            100.0%
                            ========       ==========             ======        =========            ========            =====

______________

(1) Annualized Rental Revenue is September 2001 rental revenue (base rent plus operating pass throughs) multiplied by 12.

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

     Certain Variable Rate Debt. As of September 30, 2001, the Company had approximately $103.5 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2002, our interest expense would be increased or decreased approximately $1.0 million. In addition, as of September 30, 2001, we had $80.0 million of additional variable rate debt outstanding that was protected by an interest rate collar that effectively keeps the interest rate within a range of 65 basis points. We do not believe that a 100 basis point increase or decrease in interest rates would materially affect our interest expense with respect to this $80.0 million of debt.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contracts in effect at September 30, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2001 would increase by approximately $130,403. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2001 would decrease by approximately $132,269.

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

                                      Highwoods Properties, Inc.

                                      By:        /s/ Ronald P. Gibson
                                          --------------------------------------
                                                     Ronald P. Gibson
                                           President and Chief Executive Officer

                                      By:        /s/ Carman J. Liuzzo
                                          --------------------------------------
                                                     Carman J. Liuzzo
                                                 Chief Financial Officer
                                             (Principal Accounting Officer)

Date: November 14, 2001