Form 10-K
period 2001-12-31
HIGHWOODS PROPERTIES INC
filed 2002-03-25
CIK 921082

===============================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended December 31, 2001

                                      OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from    to

                        Commission file number 1-13100
                        ------------------------------

                          HIGHWOODS PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

              Maryland                               56-1871668
   (State or other jurisdiction        (I.R.S. Employer Identification No.)
 of incorporation or organization)

                        3100 Smoketree Court, Suite 600
                             Raleigh, N.C. 27604
              (Address of principal executive offices) (Zip Code)

                                 919-872-4924
        (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
Title of Each Class                                        Which Registered
-------------------------------------------------------------------------------
Common stock, $.01 par value..........................  New York Stock Exchange
8 5/8% Series A Cumulative Redeemable Preferred Shares  New York Stock Exchange
8% Series B Cumulative Redeemable Preferred Shares....  New York Stock Exchange
Depositary Shares Each Representing a 1/10 Fractional
Interest in an 8% Series D Cumulative Redeemable
Preferred Share.......................................  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 26, 2002 was $1,412,352,570. As of February 26, 2002, there were 52,897,100 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 20, 2002, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of the Form 10-K.

===============================================================================

                          HIGHWOODS PROPERTIES, INC.

                               TABLE OF CONTENTS

Item No.                                                               Page No.
--------                                                               --------

              PART I

   1.    Business.......................................................   3
   2.    Properties.....................................................  12
   3.    Legal Proceedings..............................................  17
   4.    Submission of Matters to a Vote of Security Holders............  17
   X.    Executive Officers of the Registrant...........................  18

              PART II

   5.    Market for Registrant's Common Stock and Related Stockholder
           Matters......................................................  19
   6.    Selected Financial Data........................................  20
   7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  21
  7A.    Quantitative and Qualitative Disclosures About Market Risk.....  32
   8.      Financial Statements.........................................  32
   9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.........................................  32

              PART III

  10.    Directors and Executive Officers of the Registrant.............  33
  11.    Executive Compensation.........................................  33
  12.    Security Ownership of Certain Beneficial Owners and Management.  33
  13.    Certain Relationships and Related Transactions.................  33

              PART IV

  14.    Exhibits and Reports on Form 8-K...............................  34

                                    PART I

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

                               ITEM 1.  BUSINESS

GENERAL

     The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2001, we:

     . owned 498 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet and 213 apartment units;

     . owned an interest (50% or less) in 74 in-service office and industrial properties, encompassing approximately 7.2 million rentable square feet and 418 apartment units;

     . owned 1,327 acres of undeveloped land suitable for future development; and

     . were developing an additional 25 properties, which will encompass approximately 2.8 million rentable square feet (including three properties encompassing 347,000 rentable square feet that we are developing with our joint venture partners).

     The following summarizes our capital recycling program during the past three years ending December 31, 2001:

                                             2001     2000     1999     Total
                                           -------   ------   ------  --------
Office, Industrial and Retail Properties
  (rentable square feet in thousands)
    Dispositions /(1)/                       (268)  (4,743)  (7,595)  (12,606)
    Contributions to Joint Ventures /(1)/    (118)  (2,199)  (1,198)   (3,515)
    Developments Placed In-Service          1,351    3,480    2,167     6,998
    Acquisitions                               72      669      960     1,701
                                           -------  -------  -------  --------
    Net Change in Wholly-owned
     In-Service Properties                  1,037   (2,793)  (5,666)   (7,422)
                                           =======  =======  =======  ========
Apartment Properties
  (in units)
    Dispositions                           (1,672)      --       --    (1,672)
                                           =======  =======  =======  ========
-------------------
/(1)/ Excludes wholly-owned development properties sold or contributed to joint ventures.

     In addition to the above property activity, we repurchased $148.8 million, $101.8 million and $25.5 million of Common Stock and Common Units during 2001, 2000 and 1999, respectively, and $18.5 million of Preferred Stock during 2001.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2001, the Company owned 87.7% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's Common Stock or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

     The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

OPERATING STRATEGY

     Diversification. Since the Company's initial public offering in 1994, we have significantly reduced our dependence on any particular market, property type or tenant. We initially owned only a limited number of office properties in North Carolina, most of which were in the Research Triangle. Today, with our various joint venture partners, our portfolio includes office, industrial and retail properties, development projects and development land throughout the Southeast and Midwest.

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

     Managed Growth Strategy. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. As we expanded into new markets, we have continued to maintain this localized approach by combining with local real estate operators with many years of development and management experience in their respective markets. Our capital recycling activities also benefit from our local market presence and knowledge. Our property-level officers have significant real estate experience in their respective markets. Because of this experience, we are in a better position to evaluate capital recycling opportunities. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

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

     Flexible Capital Structure. We are committed to maintaining a flexible capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements, including funding our existing and future development activity, through a combination of any one or more of:

     . borrowings under our unsecured and secured revolving credit facilities;

     .     the issuance of unsecured debt;

     .     the issuance of secured debt;

     . the issuance of equity securities by both the Company and the Operating Partnership;

     .     the selective disposition of non-core assets; and

     . the sale or contribution of our wholly-owned properties, development projects and development land to strategic joint ventures formed with unrelated investors.

CAPITAL RECYCLING PROGRAM

     The following table summarizes our capital recycling program during 2001 ($ in thousands):

ACQUISITION ACTIVITY

                                         Building    Date      Rentable      Initial
Property                Market         Type /(1)/  Acquired   Square Feet      Cost
--------                ------         ----------  --------   -----------    -------
  University Center     Charlotte            O     1/17/01       72,000     $  1,513
                                                                -------     --------
    Total                                                        72,000     $  1,513
                                                                =======     ========

DISPOSITION ACTIVITY

                                         Building   Date       Rentable        Sales
Property                Market         Type /(1)/   Sold      Square Feet      Price
--------                ------         ----------  -------    -----------    --------
  Regency House         Kansas City          M     2/13/01          N/A      $ 12,000
  Sulgrave              Kansas City          M     2/13/01          N/A        25,900
  Lakefront Plaza One   Norfolk              O      3/2/01       76,000         8,400
  Coach House North     Kansas City          M     5/31/01          N/A        10,200
  Coach House South     Kansas City          M     5/31/01          N/A        27,900
  Coach Lamp            Kansas City          M     5/31/01          N/A         6,800
  Corinth Place         Kansas City          M     5/31/01          N/A         5,400
  5100 Indiana Avenue   Piedmont Triad       I     6/27/01       88,000         2,200
  Expo Building         Tampa                O     8/15/01       26,000         1,300
  Kirby Centre          Memphis              O     9/27/01       32,000         2,800
  Corinth Gardens       Kansas City          M     9/28/01          N/A         2,200
  Corinth Paddock       Kansas City          M     9/28/01          N/A         7,800
  Kenilworth            Kansas City          M     9/28/01          N/A        17,100
  Mission Valley        Kansas City          M     9/28/01          N/A         4,300
  Clearwater Pointe     Tampa                O     9/28/01       26,000         1,700
  Robinhood             Piedmont Triad       O    11/29/01       20,000         1,800
                                                               --------     ---------
    Total                                                       268,000     $ 137,800
                                                               ========     =========

JOINT VENTURE ACTIVITY

                                        Building    Date        Rentable        Sales
  Property              Market          Type/(1)/ Contributed  square Feet      Price
  --------              ------          --------  -----------  -----------    --------
  Situs III             Research Triangle   O      7/30/01       39,000       $   5,100
  ECPI/Concourse Center
    One                 Piedmont Triad      O     12/19/01      118,000          14,280
                                                               --------       ---------
    Total                                                       157,000       $  19,380
                                                               --------       ---------

/(1)/ O  = Office
      I  = Industrial
      M  = Multifamily

DEVELOPMENT ACTIVITY

     The following wholly-owned development projects were placed in service during 2001 ($ in thousands):

Placed In-Service

                                                       Month
                                           Building    Placed     Number of   Rentable        Cost
Name                  Market              Type/(1)/  In-Service  Properties  Square Feet     to Date
----                  ------               --------  ----------  ----------  -----------   ---------
Centre Green One      Research Triangle         O       02/01         1           97,000   $  11,082
Valencia Place        Kansas City               O       02/01         1          250,000      39,685
Maplewood             Research Triangle         O       04/01         1           36,000       3,978
Tradeport Place III   Atlanta                   I       05/01         1          122,000       4,787
ParkWest Two          Research Triangle         O       05/01         1           48,000       3,856
Highwoods Preserve V  Tampa                     O       07/01         1          185,000      24,400
Romac                 Tampa                     O       09/01         1          128,000      14,078
Highwoods Center III
  at Tradeport        Atlanta                   O       11/01         1           43,000       3,533
Shadow Creek          Memphis                   O       12/01         1           80,000       8,628
Tradeport Place IV    Atlanta                   I       12/01         1          122,000       3,964
Deerfield III         Atlanta                   O       12/01         1           54,000       4,306
Enterprise Center I   Piedmont Triad            I       12/01         1          120,000       3,695
Highwoods Plaza       Tampa                     O       12/01         1           66,000       6,866
                                                                    ---        ---------   ---------
Total                                                                13        1,351,000   $ 132,858
                                                                    ===        =========   =========

---------------
/(1)/ O = Office
      I = Industrial

     As of December 31, 2001, we were developing 19 suburban office properties, two industrial properties, and one retail property totaling 2.4 million rentable square feet of office, industrial and retail space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners (and therefore, are not included in the following table) three additional properties totaling 347,000 rentable square feet. At December 31, 2001, these three development projects had an aggregate budgeted cost of $45.8 million and were 58.0% pre-leased.

IN-PROCESS


                                               Rentable    Estimated  Cost at   Pre-Leasing     Estimated   Estimated
Name                     Market              Square Feet     Cost     12/31/01  Percentage/(1)/ Completion  Stabilization/(2)/
----                     ------              -----------   ---------  --------  --------------  ----------  -----------------
                                                  ($ in thousands)
Office:
Verizon Wireless         Greenville            193,000      $16,356    $16,124       100%          1Q02            1Q02
International Place 3    Memphis               214,000       34,272     26,761       100           2Q02            2Q02
1825 Century Center/(3)/ Atlanta               101,000       16,254      2,560       100           3Q02            3Q02
Seven Springs I          Nashville             131,000       15,556     11,719         4           1Q02            1Q03
801 Raleigh Corporate
  Center /(3)/           Research Triangle     100,000       12,016      1,396        40           4Q02            2Q04
                                               -------      -------    -------       ----          ----            ----

Total or Weighted
  Average of all
  In-Process
  Development Projects                         739,000      $94,454    $58,560        75%
                                               =======      =======    =======       ====

/(1)/ Letters of intent comprise 5.0% of the total pre-leasing percentage. /(2)/ We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.
/(3)/ We are developing these properties for a third party and own an option to purchase each property.

COMPLETED-NOT STABILIZED

                                                                             Percent
                                          Rentable     Estimated   Cost at   Leased/        Estimated   Estimated
Name                   Market             Square Feet     Cost     12/31/01 Pre-leased/(1)/ Completion  Stabilization/(2)/
----                   ------             -----------  ---------   --------  -------------  ----------  -------------
                                                          ($ in thousands)
Office:
380 Park Place         Tampa                   82,000   $  9,697   $  9,591          93%       1Q01        1Q02
Innslake               Richmond                65,000      7,192      7,102         100        4Q01        2Q02
Met Life Building at
  Brookfield           Greenville             117,000     13,220     12,502          84        3Q01        2Q02
Cool Springs II        Nashville              205,000     22,718     19,280          70        2Q01        2Q02
Highwoods Tower II     Research Triangle      167,000     25,134     22,065          94        1Q01        2Q02
Hickory Trace          Nashville               52,000      5,933      5,578          53        3Q01        3Q02
ParkWest One           Research Triangle       46,000      4,364      4,036          74        2Q01        3Q02
North Shore Commons A  Richmond               115,000     13,084     12,479          79        2Q01        3Q02
Stony Point III        Richmond               107,000     11,425     11,040          73        2Q01        3Q02
Shadow Creek II        Memphis                 81,000      8,750      6,919          19        4Q01        4Q02
Highwoods Park
  at Jefferson Village Piedmond Triad          98,000     11,290      9,370           4        4Q01        4Q02
Centre Green Two       Research Triangle       97,000     11,596      9,872          31        2Q01        1Q03
Centre Green Four      Research Triangle      100,000     11,764      9,186          50        4Q01        2Q03
GlenLake One           Research Triangle      158,000     22,417     17,801          --        4Q01        2Q03
                                          -----------   --------   --------         ---
Completed-Not
  Stabilized Office
  Total or Weighted
  Average                                   1,490,000   $178,584   $156,821          58%
                                          ===========   ========   ========         ===
Industrial:
Holden Road            Piedmont Triad          64,000   $  2,014   $  1,872          60%       1Q01        2Q02
Newpoint IV            Atlanta                136,000      5,288      4,182          29        4Q01        4Q02
                                          -----------  ---------   --------         ---
Completed-Not
  Stabilized
  Industrial Total or
  Weighted Average                            200,000   $  7,302   $  6,054          39%
                                          ===========   ========   ========         ===
Retail:
Granada Shops          Kansas City             20,000   $  4,680   $  4,131          90%       4Q01        4Q02
                                          -----------   --------   --------         ---
Completed-Not
  Stabilized Retail
  Total or Weighted
  Average                                      20,000  $  4,680    $  4,131          90%
                                          ===========  ========    ========         ===
Total or Weighted
  Average of all
  Completed-Not Stabilized
  Development Projects                      1,710,000  $190,566    $167,006          57%
                                         ============  ========    ========         ===
Total or Weighted
  Average of all
  Development Projects                      2,449,000  $285,020    $225,566          62%
                                         ============  ========    ========         ===

---------------
/(1)/  Letters of intent comprise 5.0% of the total pre-leasing percentage.

/(2)/ We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

DEVELOPMENT ANALYSIS

                                            Rentable       Estimated      Pre-Leasing
                                           Square Feet       Cost        Percentage/(1)/
                                           -----------     -----------   --------------
                                                        ($ in thousands)
Summary By Estimated Stabilization Date
   First Quarter 2002...................     275,000       $  26,053           98%
   Second Quarter 2002..................     832,000         104,550           86
   Third Quarter 2002...................     421,000          51,060           79
   Fourth Quarter 2002..................     335,000          30,008           23
   First Quarter 2003...................     228,000          27,152           15
   Second Quarter 2003..................     258,000          34,181           19
   Second Quarter 2004..................     100,000          12,016           40
                                           ---------       ---------          ---
   Total or Weighted Average............   2,449,000       $ 285,020           62%
                                           =========       =========          ===
Summary by Market:
   Atlanta..............................     237,000       $  21,542           59%
   Greenville...........................     310,000          29,576           94
   Kansas City..........................      20,000           4,680           90
   Memphis..............................     295,000          43,022           78
   Nashville............................     388,000          44,207           45
   Piedmont Triad.......................     162,000          13,304           26
   Research Triangle....................     668,000          87,291           47
   Richmond.............................     287,000          31,701           82
   Tampa................................      82,000           9,697           93
                                           ---------       ---------          ---
   Total or Weighted Average............   2,449,000       $ 285,020           62%
                                           =========       =========          ===
   Build-to-Suit........................     508,000       $  66,882          100%
   Multi-tenant.........................   1,941,000         218,138           52
                                           ---------       ---------          ---
   Total or Weighted Average............   2,449,000       $ 285,020           62%
                                           =========       =========          ===

                                            Average
                                            Rentable        Average
                                             Square       Estimated        Average
                                              Feet           Cost        Pre-Leasing/(1)/
                                           ---------     --------------  ---------------
                                                        ($ in thousands)
Average Per Property By Type:
   Office...............................     117,316        $ 14,370           64%
   Industrial...........................     100,000           3,651           39
   Retail...............................      20,000           4,680           90
                                           ---------       ---------          ---
   Weighted Average.....................     111,318        $ 12,955           62%
                                           =========       =========          ===

---------------
/(1)/  Letters of intent comprise 5.0% of the total pre-leasing percentage.

COMPETITION

     Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

EMPLOYEES

     As of December 31, 2001, the Company employed 540 persons.

RISK FACTORS

     An investment in our capital stock involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this annual report before purchasing our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

     Adverse conditions in the real estate market may impair our ability to make distributions to you. Events or conditions which are beyond our control may adversely affect our ability to generate revenues in excess of operating expenses, including debt service and capital expenditures. Such events or conditions could include:

     . general and regional economic conditions, particularly in the southeastern region of the United States;

     .    changes in interest rate levels and the availability of financing;

     . increases in operating costs, including real estate taxes and insurance premiums, due to inflation and other factors, which may not necessarily be offset by increased rents; and

     .    inability of a significant number of tenants to pay rent.

     Future acquisitions may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire and may acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Although we anticipate financing future acquisitions and renovations through a combination of advances under our revolving loans and other forms of secured or unsecured financing, no assurance can be given that we will have the financial resources to make suitable acquisitions or renovations. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

     In addition to acquisitions, we periodically consider developing and constructing properties. Risks associated with development and construction activities include:

     .    the unavailability of favorable financing;

     .    construction costs exceeding original estimates;

     . construction and lease-up delays resulting in increased debt service expense and construction costs; and

     . insufficient occupancy rates and rents at a newly completed property causing a property to be unprofitable.

     Development activities are also subject to risks relating to our inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

     Because holders of our Common Units, including some of our officers and directors, may suffer adverse tax consequences upon the sale of some of our properties, we may sometimes make decisions that are not in your best interest. Holders of Common Units may suffer adverse tax consequences upon certain of our properties' sales. Therefore, holders of Common Units, including certain of our officers and directors, may have different objectives regarding the appropriate pricing and timing of a property's sale. Although we are the sole general partner of the Operating Partnership and have the exclusive authority to sell an individual property, officers and directors who hold Common Units may influence us not to sell certain properties even if such sale might be financially advantageous to stockholders.

     The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have invested, and may continue to invest, as a partner or a co-venturer. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our instructions or requests or contrary to provisions in our joint venture agreements that could harm us, including jeopardize our qualification as a REIT. We may also risk an impasse on decisions because neither the partner nor the co-venturer would have full control over the partnership or joint venture.

     Our insurance coverage on our properties may be inadequate. We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Our existing insurance policies expire in July 2002. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions to our stockholders.

     We may be unable to repay or refinance our existing indebtedness. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations and the inability to refinance existing indebtedness. A portion of our existing indebtedness will become due in the next several years. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to make distributions to stockholders. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect our cash flow and ability to make distributions and, depending on the number of properties foreclosed on, could threaten our continued viability.

     We may be subject to taxation as a regular corporation if we fail to maintain our REIT status. Our failure to qualify as a REIT would have serious adverse consequences to our stockholders. Many of the requirements for taxation as a REIT, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income, excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to stockholders. This would likely have a significant adverse effect of the value of our securities. In addition, we would no longer be required to make any distributions to stockholders.

     We may need to borrow money or sell assets in order to make required distributions. In order to make the distributions required to maintain our REIT status, we may need to borrow funds. To obtain the favorable tax treatment associated with REIT qualification, we generally will be required to distribute to stockholders at least 90% of our annual REIT taxable income, excluding net capital gain. We intend to make distributions to stockholders to comply with the distribution provisions of the Internal Revenue Code and to avoid income and other taxes. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis or liquidate funds on adverse terms to meet the REIT qualification distribution requirements.

     Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a "control premium" for their shares. Provisions contained in our charter and bylaws, as well as Maryland general corporation law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a "control premium" for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

     . Ownership limit. Our charter prohibits direct or constructive ownership by any person of more than 9.8% of our outstanding capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void.

     . Preferred stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interests.

     . Staggered board. Our board of directors is divided into three classes. As a result each director serves for a three-year term. This staggering of our board may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

     . Maryland control share acquisition statute. Maryland law limits the voting rights of "control shares" of a corporation in the event of a "control share acquisition."

     . Maryland unsolicited takeover statute. Under Maryland law, our board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

     . Anti-Takeover Protections of Operating Partnership Agreement. The Operating Partnership Agreement contains certain provisions that may require a potential acquiror to maintain the Operating Partnership structure and maintain the limited partners' right to continue to hold Common Units with future redemption rights. These provisions might limit the possibility of a change of control transaction involving the Company, even if such a transaction would be in your best interest.

     . Dilutive Effect of Shareholders' Rights Plan. On October 4, 1997, our board of directors adopted a Shareholders' Rights Plan and declared a distribution of one preferred share purchase right for each outstanding share of Common Stock. The rights were issued on October 16, 1997 to each stockholder of record on such date. Since the rights would cause substantial dilution to a person or group that attempts to acquire us on terms of which our board of directors does not approve, such rights could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders. The rights should not interfere with any merger or other business combination the board of directors approves since we may redeem the rights for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15% or more of the Common Stock.

                              ITEM 2.  PROPERTIES
GENERAL

     As of December 31, 2001, we owned 498 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet, and 213 apartment units. The following table sets forth information about our wholly-owned in-service properties at December 31, 2001:

                                                 Percentage of December 2001 Rental Revenue
                      Rentable                  --------------------------------------------
                    Square Feet/(1)/ Occupancy    Office    Industrial    Retail      Total
                     --------------  ---------    ------    ----------    ------    --------
Piedmont Triad.......   8,233,000       92.3%       6.5%        4.4%          --       10.9%
Atlanta..............   6,484,000       89.9        9.9         3.3           --       13.2
Tampa................   4,383,000       93.5       15.3         0.3           --       15.6
Research Triangle....   3,923,000       91.9       12.6         0.2           --       12.8
Kansas City..........   2,857,000       94.7        4.7          --          7.8%      12.5
Nashville............   2,787,000       90.3       10.4          --           --       10.4
Richmond.............   2,703,000       98.4        8.4         0.4           --        8.8
Charlotte............   2,229,000       89.1        4.5         0.6           --        5.1
Greenville...........   1,216,000       86.5        3.3         0.2           --        3.5
Memphis..............   1,134,000       91.1        4.1          --           --        4.1
Orlando..............     664,000       90.5        1.3          --           --        1.3
Columbia.............     426,000       77.6        1.2          --           --        1.2
Other................     182,000       99.4        0.6          --           --        0.6
                       ----------       ----       ----         ---          ---      -----
Total                  37,221,000       91.9%      82.8%        9.4%         7.8%     100.0%
                       ==========       ====       ====         ===          ===      =====

---------------
/(1)/  Excludes Kansas City's basement space.

     The following table sets forth information about our wholly-owned in-service and development properties as of December 31, 2001 and 2000:

                                               December 31, 2001                   December 31, 2000
                                         -----------------------------      -----------------------------
                                                              Percent                            Percent
                                           Rentable           Leased/         Rentable           Leased/
                                         Square Feet        Pre-Leased      Square Feet        Pre-Leased
                                         -----------        ----------      -----------        ----------
In-Service
   Office............................     24,945,000            91.9%        24,177,000            94.0%
   Industrial........................     10,640,000            91.9         10,357,000            95.0
   Retail /(1)/......................      1,636,000            96.0          1,649,000            94.4
                                         -----------            ----        -----------            ----
      Total or Weighted Average......     37,221,000            91.9%        36,183,000            94.1%
                                         ===========            ====        ===========            ====
Development
   Completed -- Not Stabilized
   Office............................      1,490,000            58.4%           547,000            84.0%
   Industrial........................        200,000            39.2            122,000            90.0
   Retail............................         20,000            90.0                 --              --
                                         -----------            ----        -----------            ----
      Total or Weighted Average......      1,710,000            56.5%           669,000            85.0%
                                         ===========            ====        ===========            ====
In-Process
   Office............................        739,000            74.9%         1,998,000            56.0%
   Industrial........................             --              --            186,000            14.0
   Retail............................             --              --                 --              --
                                         -----------            ----        -----------            ----
      Total or Weighted Average......        739,000            74.9%         2,184,000            53.0%
                                         ===========            ====        ===========            ====
Total
   Office............................     27,174,000                         26,722,000
   Industrial........................     10,840,000                         10,665,000
   Retail /(1)/.......................     1,656,000                          1,649,000
                                         -----------                        -----------
      Total..........................     39,670,000                         39,036,000
                                         ===========                        ===========

-----------------
/(1)/  Excludes Kansas City's basement space.

Tenants

     The following table sets forth information concerning the 20 largest tenants of our wholly-owned properties as of December 31, 2001:

                                        Number              Annualized            Annualized
Tenant                                of Leases         Rental Revenue /(1)/    Rental Revenue
------                                ---------         --------------------    --------------
                                                          ($ in thousands)
AT&T...............................      12                 $  14,432                3.0%
Intermedia Communications /(2)/....       5                    14,329                2.9
Federal Government.................      56                    11,761                2.4
Capital One Services...............       9                    10,150                2.1
Caterpillar Financial Services.....       1                     7,677                1.6
IBM................................       7                     7,513                1.5
State of Georgia...................      10                     6,888                1.4
PricewaterhouseCoopers.............       7                     6,841                1.4
US Air.............................       9                     6,621                1.4
Northern Telecom, Inc..............       3                     5,331                1.1
WorldCom...........................      17                     4,711                1.0
Bell South.........................      13                     4,652                1.0
Sara Lee...........................       8                     4,384                0.9
DST Realty, Inc....................      12                     3,223                0.7
BB&T...............................       9                     3,160                0.6
Lockton Companies, Inc.............       1                     3,060                0.6
Volvo..............................       5                     2,946                0.6
International Paper Co.............      10                     2,886                0.6
Romac..............................       1                     2,867                0.6
Business Telecom, Inc..............       4                     2,775                0.6
                                        ---                 ---------               ----
Total..............................     199                 $ 126,207               26.0%
                                        ===                 =========               ====

-----------------
/(1)/ Annualized Rental Revenue is December 2001 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
/(2)/  A wholly-owned subsidiary of WorldCom.

     The following tables set forth information about leasing activities at our wholly-owned in-service properties (excluding apartment units) for the years ended December 31, 2001, 2000 and 1999.

                                                                              2001
                                                        -----------------------------------------------
                                                            Office        Industrial          Retail
                                                        -------------   -------------      ------------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)                      538             107                44
Rentable square footage leased......................        2,782,331       1,524,276           125,992
Average per rentable square foot over the
   lease term:......................................
   Base rent .......................................   $        17.24    $       4.99      $      21.06
   Tenant improvements..............................            (1.10)          (0.27)            (1.16)
   Leasing commissions..............................            (0.70)          (0.11)            (0.61)
   Rent concessions  ...............................            (0.06)              -             (0.06)
                                                       --------------    ------------      ------------
   Effective rent...................................   $        15.38    $       4.61      $      19.23
   Expense stop /(1)/.................................          (3.84)          (0.43)                -
                                                       --------------    ------------      ------------
   Equivalent effective net rent....................   $        11.54    $       4.18      $      19.23
                                                       ==============    ============      ============
Average term in years...............................              4.8             2.6               7.5
                                                       ==============    ============      ============
Rental Rate Trends:
Average final rate with expense
   Pass-throughs....................................   $        15.66    $       4.76      $      14.08
Average first year cash rental rate.................   $        16.34    $       4.73      $      18.06
                                                       --------------    ------------      ------------
Percentage increase.................................             4.34%          (0.80%)           28.26%
                                                       ==============    ============      ============

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under
   signed leases....................................   $    7,648,567    $    468,962        $  424,192
   Rentable square feet.............................        2,782,331       1,524,276           125,992
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         2.75    $       0.31      $       3.37
                                                       ==============    ============      ============

Leasing Commissions:
   Total dollars committed under
   Signed leases....................................   $    7,648,567    $    468,962      $    424,192
   Rentable square feet.............................        2,782,331       1,524,276           125,992
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         2.75    $       0.31      $       3.37
                                                       ==============    ============      ============
Total:
   Total dollars committed under
   Signed leases....................................   $   24,883,337    $  2,004,013      $  1,950,745
   Rentable square feet.............................        2,782,331       1,524,276           125,992
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         8.94    $       1.31      $      15.48
                                                       ==============    ============      ============

                                                                              2000
                                                        -----------------------------------------------
                                                            Office        Industrial          Retail
                                                        -------------   -------------      ------------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)                      801             174                71
Rentable square footage leased......................        4,166,054       2,373,244           162,866
Average per rentable square foot over the
   lease term:
   Base rent........................................   $        17.05     $      4.64      $      21.99
   Tenant improvements..............................            (1.20)          (0.24)            (1.41)
   Leasing commissions..............................            (0.50)          (0.12)            (0.60)
   Rent concessions.................................            (0.03)              -                 -
                                                       --------------    ------------      ------------
   Effective rent...................................   $        15.32    $       4.28      $      19.98
   Expense stop /(1)/...............................            (4.76)          (0.23)            (0.03)
                                                       --------------    ------------      ------------
   Equivalent effective net rent....................   $        10.56    $       4.05      $      19.95
                                                       ==============    ============      ============
Average term in years...............................              4.6             4.1               7.0
                                                       ==============    ============      ============
Rental Rate Trends:
Average final rate with expense
   Pass-throughs....................................   $        15.56    $       4.16      $      15.71
Average first year cash rental rate.................   $        16.33    $       4.46      $      19.89
                                                       --------------    ------------      ------------
Percentage increase.................................             4.90%           7.20%            26.60%
                                                       ==============    ============      ============
Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under
   signed leases....................................   $   24,215,684    $  2,279,129      $  2,252,002
   Rentable square feet.............................        4,166,054       2,373,244           162,866
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         5.81    $       0.96      $      13.83
                                                       ==============    ============      ============
Leasing Commissions:
   Total dollars committed under
   Signed leases....................................   $    9,398,696    $  1,203,586      $    530,437
   Rentable square feet.............................        4,166,054       2,373,244           162,866
                                                       --------------    ------------      ------------
Per rentable square foot............................   $         2.26    $       0.51      $       3.26
                                                       ==============    ============      ============
Total:
   Total dollars committed under
   Signed leases....................................   $   33,614,380    $  3,482,715      $  2,782,439
   Rentable square feet.............................        4,166,054       2,373,244           162,866
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         8.07    $       1.47      $      17.08
                                                       ==============    ============      ============

                                                                              1999
                                                        -----------------------------------------------
                                                            Office        Industrial          Retail
                                                        -------------   -------------      ------------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)                    1,051             249               101
Rentable square footage leased......................        5,086,408       2,786,017           378,304
Average per rentable square foot over the
   lease term:
   Base rent........................................   $        15.58    $       5.35      $      17.24
   Tenant improvements..............................            (0.82)          (0.28)            (1.02)
   Leasing commissions..............................            (0.39)          (0.13)            (0.44)
   Rent concessions.................................            (0.03)          (0.01)            (0.01)
                                                       --------------    ------------      ------------
   Effective rent...................................   $        14.34    $       4.93      $      15.77
   Expense stop /(1)/...............................            (4.19)          (0.28)            (0.07)
                                                       --------------    ------------      ------------
   Equivalent effective net rent....................   $        10.15    $       4.65      $      15.70
                                                       ==============    ============      ============
Average term in years...............................              4.6             3.7               6.4
                                                       ==============    ============      ============

Rental Rate Trends:
Average final rate with expense
   Pass-throughs....................................   $        15.13    $       5.05      $      12.21
Average first year cash rental rate.................   $        15.68    $       5.24      $      16.28
                                                       --------------    ------------      ------------
Percentage increase.................................             3.64%           3.76%            33.33%
                                                       ==============    ============      ============

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under
   signed leases....................................   $   21,748,441    $  3,621,621      $  4,589,543
   Rentable square feet.............................        5,086,408       2,786,017           378,304
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         4.28    $       1.30      $      12.13
                                                       ==============    ============      ============
Leasing Commissions:
   Total dollars committed under
   Signed leases....................................   $    8,990,333    $  1,336,828      $  1,069,227
   Rentable square feet.............................        5,086,408       2,786,017           378,304
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         1.77    $       0.48      $       2.83
                                                       ==============    ============      ============
Total:
   Total dollars committed under
   Signed leases....................................   $   30,738,774    $  4,958,449      $  5,658,770
   Rentable square feet.............................         5,086,40       2,786,017           378,304
                                                       --------------    ------------      ------------
   Per rentable square foot.........................   $         6.04    $       1.78      $      14.96
                                                       ==============    ============      ============

-----------------
/(1)/ "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations for executed leases at our wholly-owned properties (excluding apartment units) as of December 31, 2001, assuming no tenant exercises renewal options.

OFFICE PROPERTIES:

                                                                                Average     Percentage of
                                          Percentage of                         Annual       Leased Rents
                          Rentable           Leased        Annual Rents        Rental Rate    Represented
            Number of    Square Feet     Square Footage       Under            Per Square         by
 Lease       Leases      Subject to      Represented by     Expiring             Foot for      Expiring
Expiring    Expiring   Expiring Leases  Expiring Leases     Leases /(1)/       Expirations      Leases
--------    --------   ---------------  ---------------  ---------------       -----------  ---------------
                                                         ($ in thousands)
  2002        697        3,246,295           13.9%         $ 54,591           $16.82           13.6%
  2003        563        3,659,444           15.8            62,603            17.11           15.6
  2004        468        2,798,023           12.0            48,934            17.49           12.2
  2005        451        3,131,115           13.4            54,953            17.55           13.6
  2006        419        2,783,494           12.0            48,503            17.43           12.0
  2007         66          942,377            4.0            14,936            15.85            3.7
  2008         86        1,859,431            8.0            28,101            15.11            7.0
  2009         26        1,136,417            4.9            18,990            16.71            4.7
  2010         41        1,419,478            6.1            26,317            18.54            6.5
  2011         38          882,132            3.8            18,044            20.45            4.5
Thereafter     84        1,428,058            6.1            26,665            18.67            6.6
           ------       ----------          -----          --------          -------        -------
            2,939       23,286,264          100.0%         $402,637           $17.29          100.0%
           ======       ==========          =====          ========          =======        =======


INDUSTRIAL PROPERTIES:

                                                                                 Average       Percentage of
                                         Percentage of                            Annual        Leased Rents
                           Rentable         Leased          Annual Rents        Rental Rate     Represented
            Number of    Square Feet    Square Footage         Under            Per Square          by
 Lease       Leases       Subject to    Represented by       Expiring            Foot for        Expiring
Expiring    Expiring   Expiring Leases  Expiring Leases     Leases /(1)/        Expirations       Leases
--------    --------   ---------------  ---------------   ----------------      -----------   --------------
                                                          ($ in thousands)
  2002       133        2,104,382          21.9%           $  9,337               $4.44           20.5%
  2003       117        1,284,888          13.3               6,701                5.22           14.6
  2004        89        2,544,294          26.5              10,254                4.03           22.5
  2005        42          725,542           7.5               4,253                5.86            9.3
  2006        39          757,279           7.9               4,585                6.05           10.0
  2007        16        1,177,306          12.2               4,903                4.16           10.7
  2008         8          252,274           2.6               1,611                6.39            3.5
  2009         6          268,813           2.8               1,890                7.03            4.1
  2010         4          182,746           1.9               1,063                5.82            2.3
  2011         1           33,555           0.3                 159                4.74            0.3
Thereafter    11          297,519           3.1                 986                3.31            2.2
            ----       ----------         -----            --------               -----          ------
             466        9,628,598         100.0%           $ 45,742               $4.75          100.0%
            ====       ==========         =====            ========               =====          ======

-----------------
/(1)/ Annual Rents Under Expiring Leases are December 2001 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

RETAIL PROPERTIES:

                                                                                    Average    Percentage of
                                         Percentage of                               Annual     Leased Rents
                           Rentable          Leased         Annual Rents          Rental Rate   Represented
            Number of    Square Feet     Square Footage         Under              Per Square        by
   Lease      Leases      Subject to     Represented by       Expiring              Foot for      Expiring
Expiring    Expiring   Expiring Leases  Expiring Leases      Leases /(1)/         Expirations      Leases
---------   --------   ---------------  ---------------   ---------------         -----------   ------------
                                                          ($ in thousands)

   2002         40          106,061          6.8%            $ 1,631                $15.38            4.3%
   2003         48          128,732          8.2               2,973                 23.09            7.9
   2004         35          154,003          9.8               2,202                 14.30            5.8
   2005         51          161,312         10.3               3,119                 19.34            8.3
   2006         34          106,658          6.8               2,658                 24.92            7.0
   2007         25           85,895          5.5               1,891                 22.02            5.0
   2008         24          108,038          6.9               3,764                 34.84           10.0
   2009         17          138,661          8.9               2,813                 20.29            7.4
   2010         20          125,470          8.0               3,195                 25.46            8.5
   2011         15           82,880          5.3               1,798                 21.69            4.8
Thereafter      29          366,356         23.5              11,720                 31.99           31.0
              ----        ---------        -----             -------                ------          ------
               338        1,564,066        100.0%            $37,764                $24.14          100.0%
              ====        =========        =====             =======                ======          ======

TOTAL:

                                                                                  Average      Percentage of
                                         Percentage of                             Annual       Leased Rents
                           Rentable          Leased        Annual Rents         Rental Rate     Represented
             Number of    Square Feet     Square Footage     Under                Per Square         by
  Lease       Leases      Subject to     Represented by      Expiring             Foot for        Expiring
 Expiring    Expiring  Expiring Leases  Expiring Leases     Leases /(1)/        Expirations        Leases
---------    --------  ---------------  ---------------  ----------------       -----------    ------------
                                                         ($ in thousands)

  2002           870      5,456,738          15.8%            $ 65,559             $12.01           13.5%
  2003           728      5,073,064          14.7               72,277              14.25           14.8
  2004           592      5,496,320          15.9               61,390              11.17           12.6
  2005           544      4,017,969          11.7               62,325              15.51           12.8
  2006           492      3,647,431          10.6               55,746              15.28           11.5
  2007           107      2,205,578           6.4               21,730               9.85            4.5
  2008           118      2,219,743           6.4               33,476              15.08            6.9
  2009            49      1,543,891           4.5               23,693              15.35            4.9
  2010            65      1,727,694           5.0               30,575              17.70            6.3
  2011            54        998,567           2.9               20,001              20.03            4.1
Thereafter       124      2,091,933           6.1               39,371              18.82            8.1
               -----     ----------         -----             --------             ------          -----
               3,743     34,478,928         100.0%            $486,143             $14.10          100.0%
               =====     ==========         =====             ========             ======          =====

-----------------
/(1)/ Annual Rents Under Expiring Leases are December 2001 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

DEVELOPMENT LAND

     We estimate that we can develop approximately 13.7 million square feet of office, industrial and retail space on our wholly-owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                  ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our executive officers:

Name                       Age           Position and Background
----                       ---           -----------------------
Ronald P. Gibson           57            Director, President and Chief Executive Officer.
                                         Mr. Gibson is one of our founders and has served as president or managing partner of our predecessor since its formation in 1978.

Edward J. Fritsch          43            Director, Executive Vice President, Chief Operating Officer and Secretary.
                                         Mr. Fritsch joined us in 1982 and was a partner of our predecessor.

Gene H. Anderson           56            Director and Senior Vice President.
                                         Mr. Anderson manages the operations of our Georgia properties and the
                                         Piedmont Triad division of North Carolina. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the
                                         Company.

Michael F. Beale           48            Senior Vice President.
                                         Mr. Beale is responsible for our operations in Florida. Prior to joining us in
                                         2000, Mr. Beale was vice president of Koger Equity, Inc.

Michael E. Harris          52            Senior Vice President.
                                         Mr. Harris is responsible for our operations in Tennessee, Missouri, Kansas and Charlotte. Mr. Harris was executive vice president of Crocker Realty
                                         Trust prior to its merger with us. Before joining Crocker Realty Trust, Mr.
                                         Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm.

Marcus H. Jackson          45            Senior Vice President.
                                         Mr. Jackson is responsible for our operations in Virginia and the Research
                                         Triangle division of North Carolina. Prior to joining us in 1998, Mr. Jackson was senior vice president of Compass Development and Construction
                                         Services.

Carman J. Liuzzo           41            Vice President, Chief Financial Officer and Treasurer.
                                         Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell
                                         Restaurant Properties, Inc. Mr. Liuzzo is a certified public accountant.

Mack D. Pridgen III        52            Vice President and General Counsel.
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

Quarter                    2001                               2000
             --------------------------------  --------------------------------
Ended:          High      Low    Distribution     High      Low    Distribution
-----           -----     -----  ------------     -----     -----  ------------
March 31     $  25.99  $  24.00     $ .57      $  23.50  $  20.25      $ .555
June 30         26.65     24.15       .57         25.94     21.31        .555
September 30    26.67     23.45      .585         27.19     23.50         .57
December 31     26.42     23.52      .585         24.94     21.25         .57

------------------

     On February 26, 2002, the last reported stock price of the Common Stock on the NYSE was $26.70 per share and the Company had 1,474 stockholders of record.

     The Company intends to continue to pay regular quarterly distributions to holders of shares of Common Stock and holders of Common Units. Although the Company intends to maintain its current distribution rate, future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant.

     During 2001, the Company's Common Stock distributions totaled $125,380,000, $8,924,000 of which represented return of capital for income tax purposes. In accordance with the 1999 Tax Relief Extension Act, the 95.0% distribution requirement was reduced to 90.0% beginning in 2001. The minimum distribution per share of Common Stock required to maintain REIT status (excluding any distribution of net capital gains) was approximately $1.52 per share in 2001 and $1.54 per share in 2000.

     The Company has instituted a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their distributions in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company may issue additional shares of Common Stock or repurchase Common Stock in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Stock Purchase Plan.

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 85.0% of the market value of the Common Stock, calculated as the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may contribute up to 25.0% of their pay. During 2001, employees purchased 40,935 shares of Common Stock under the Employee Stock Purchase Plan.

                        ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 ($ in thousands, except per share amounts):

                                                      2001          2000          1999          1998          1997
                                                  -----------   -----------   -----------   -----------   -----------
Operating Data:
  Total revenue.................................. $   540,615   $   566,431   $   584,935   $   512,471   $   274,470
  Rental property operating expenses.............     154,942       159,767       174,075       154,323        76,743
  General and administrative.....................      21,404        21,864        22,345        20,776        10,216
  Interest expense...............................     108,501       112,827       117,134        97,011        47,394
  Depreciation and amortization..................     121,067       119,443       112,347        91,705        47,533
                                                  -----------   -----------   -----------   -----------   -----------
  Income before cost of unsuccessfultransactions,
    Gain on disposition of land and depreciable
    assets, minority interest and extraordinary
    item.........................................     134,701       152,530       159,034       148,656        92,584
  Cost of unsuccessful transactions..............           -             -        (1,500)            -             -
  Gain on disposition of land and depreciable
    assets.......................................      16,172         4,659         8,679         1,716             -
                                                  -----------   -----------   -----------   -----------   -----------
  Income before minority interest and
    Extraordinary item...........................     150,873       157,189       166,213       150,372        92,584
  Minority interest..............................     (18,948)      (18,991)      (20,779)      (24,335)      (15,106)
                                                  -----------   -----------   -----------   -----------   -----------
  Income before extraordinary item...............     131,925       138,198       145,434       126,037        77,478
  Extraordinary item-loss on early
    Extinguishment of debt.......................        (714)       (4,711)       (7,341)         (387)       (5,799)
                                                  -----------   -----------   -----------   -----------   -----------
  Net income.....................................     131,211       133,487       138,093       125,650        71,679
  Dividends on preferred stock...................     (31,500)      (32,580)      (32,580)      (30,092)      (13,117)
                                                  -----------   -----------   -----------   -----------   -----------
  Net income available for common shareholders... $    99,711   $   100,907   $   105,513   $    95,558   $    58,562
                                                  ===========   ===========   ===========   ===========   ===========
  Net income per common share - basic............ $      1.84   $      1.70   $      1.72   $      1.74   $      1.51
                                                  ===========   ===========   ===========   ===========   ===========
  Net income per common share - diluted.......... $      1.83   $      1.70   $      1.71   $      1.74   $      1.50
                                                  ===========   ===========   ===========   ===========   ===========
  Distributions declared per common share........ $      2.31   $      2.25   $      2.19   $      2.10   $      1.98
                                                  ===========   ===========   ===========   ===========   ===========

Balance Sheet Data
  (at end of period):
  Net real estate assets......................... $ 3,280,155   $ 3,128,259   $ 3,673,338   $ 3,924,192   $ 2,614,654
  Total assets..................................    3,648,286     3,701,602     4,016,197     4,314,333     2,722,306
  Total mortgages and notes payable..............   1,719,230     1,587,019     1,766,177     2,008,716       978,558

Other Data:
  Number of in-service properties................         498           493           563           658           481
  Total rentable square feet.....................  37,221,000    36,183,000    38,976,000    44,642,000    30,721,000

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading "Business". You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

          . speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

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

          .  we could lose key executive officers; and

          . our southeastern and midwestern markets may suffer additional declines in economic growth.

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in "Business - Risk Factors" set forth elsewhere in this Annual Report.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2001, we:

          . owned 498 in-service office, industrial and retail properties, encompassing approximately 37.2 million rentable square feet and 213 apartment units;

          . owned an interest (50% or less) in 74 in-service office and industrial properties, encompassing approximately 7.2 million rentable square feet and 418 apartment units;

          . owned 1,327 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development; and

          . were developing an additional 25 properties, which will encompass approximately 2.8 million rentable square feet (including three properties encompassing 347,000 rentable square feet that we are developing with our joint venture partners).

     The following summarizes our capital recycling program during the past three years ending December 31, 2001:


                                              2001     2000     1999     Total
                                            --------  -------  -------  -------
Office, Industrial and Retail Properties
  (rentable square feet in thousands)
    Dispositions /(1)/.....................   (268)  (4,743)  (7,595)  (12,606)
    Contributions to Joint Ventures /(1)/..   (118)  (2,199)  (1,198)   (3,515)
    Developments Placed In-Service.........  1,351    3,480    2,167     6,998
    Acquisitions...........................     72      669      960     1,701
                                            --------  -------  -------  -------
    Net Change in Wholly-owned
      In-Service Properties................  1,037   (2,793)  (5,666)   (7,422)
                                            ========  =======  =======  =======

Apartment Properties
  (in units)
    Dispositions........................... (1,672)      --       --    (1,672)
                                            ========  =======  =======  =======

-----------------
/(1)/ Excludes wholly-owned development properties sold or contributed to joint ventures.

     In addition to the above property activity, we repurchased $148.8 million, $101.8 million and $25.5 million of Common Stock and Common Units during 2001, 2000 and 1999, respectively, and $18.5 million of Preferred Stock during 2001.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2001, the Company owned 87.7% of the Common Units in the Operating Partnership.

RESULTS OF OPERATIONS

     The following table sets forth information regarding our results of operations for the years ended December 31, 2001, 2000 and 1999 ($ in millions):


                                                     Year Ended December 31,      2001        2000
                                                    --------------------------   to 2000     to 1999
                                                       2001     2000     1999    $ Change    $ Change
                                                    ---------  -------  -------  ----------  ---------
Revenue:
  Rental property.................................. $  506.8   $543.4   $566.8   $  (36.6)  $  (23.4)
  Equity in earnings of unconsolidated affiliates..      8.9      3.8      1.2        5.1        2.6
  Interest and other income........................     24.9     19.2     16.9        5.7        2.3
                                                    ---------  -------  -------  ----------  ---------
Total revenue                                          540.6    566.4    584.9      (25.8)     (18.5)
Operating expenses:................................
  Rental property..................................    154.9    159.8    174.1       (4.9)     (14.3)
  Depreciation and amortization....................    121.1    119.4    112.3        1.7        7.1
  Interest expense:
    Contractual....................................    106.5    110.3    114.3       (3.8)      (4.0)
    Amortization of deferred financing costs.......      2.0      2.5      2.8       (0.5)      (0.3)
                                                    ---------  -------  -------  ----------  ---------
                                                       108.5    112.8    117.1       (4.3)      (4.3)
  General and administrative.......................     21.4     21.9     22.4       (0.5)      (0.5)
                                                    ---------  -------  -------  ----------  ---------
    Income before gain on disposition of land
      and depreciable assets, minority
      interest and extraordinary item..............    134.7    152.5    159.0      (17.8)      (6.5)
    Cost of unsuccessful transactions..............       --       --     (1.5)        --        1.5
    Gain on disposition of land and
      depreciable assets...........................     16.2      4.7      8.7       11.5       (4.0)
                                                    ---------  -------  -------  ----------  ---------
    Income before minority interest and
      extraordinary item...........................    150.9    157.2    166.2       (6.3)      (9.0)
Minority interest..................................    (19.0)   (19.0)   (20.8)        --        1.8
                                                    ---------  -------  -------  ----------  ---------
    Income before extraordinary item                   131.9    138.2    145.4       (6.3)      (7.2)
Extraordinary item -- loss on early extinguishment
   of debt.........................................     (0.7)    (4.7)    (7.3)       4.0        2.6
                                                    ---------  -------  -------  ----------  ---------
    Net income.....................................    131.2    133.5    138.1       (2.3)      (4.6)
Dividends on preferred shares......................    (31.5)   (32.6)   (32.6)       1.1         --
                                                    ---------  -------  -------  ----------  ---------
  Net income available for common
    Shareholders................................... $   99.7   $100.9   $105.5   $   (1.2)  $   (4.6)
                                                    =========  =======  =======  ==========  =========

     Comparison of 2001 to 2000. Revenues from rental operations decreased $36.6 million, or 6.7%, from $543.4 million for the year ended December 31, 2000 to $506.8 million for the year ended December 31, 2001. The decrease was primarily a result of the changes in our property portfolio as a result of our capital recycling program and a decrease in the average occupancy rates from 93.8% in 2000 to 92.9% in 2001, offset in part by an increase in rental rates on new leases and rollovers. Additionally, due to lower expected economic growth and increasing market vacancy rates in our core markets, we expect a slight decline in occupancy during 2002. Our in-service wholly-owned portfolio increased from 36.2 million square feet at December 31, 2000 to 37.2 million square feet at December 31, 2001.

     Same property rental revenues, which are the revenues of the 449 in-service properties wholly-owned on January 1, 2000, increased $6.7 million, or 1.66%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was primarily a result of scheduled increases in rental rates on existing leases, an overall increase in rental rates on new leases and rollovers and an increase in recoveries from tenants. Partially offsetting the increase in rental revenue was a decrease in termination fees from $4.0 million in 2000 to $2.5 million in 2001. In addition, same store straight-line rent declined from $6.3 million in 2000 to $4.4 million in 2001. Same store average occupancy declined from 94.2% in 2000 to 93.2% in 2001.

     During the year ended December 31, 2001, 689 second generation leases representing 4.4 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.7% higher than the average rate per square foot on the previous leases.

     Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other income. Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Recoveries from tenants represent reimbursements for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

     Equity in earnings of unconsolidated affiliates increased $5.1 million from $3.8 million for the year ended December 31, 2000 to $8.9 million for the year ended December 31, 2001. The increase was primarily a result of the inclusion of a full year of earnings in 2001 for two joint ventures that were formed with unrelated investors during May and December of 2000. We account for our investments in unconsolidated joint ventures using the equity method of accounting because we do not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years.

     Interest and other income increased $5.7 million, or 29.7%, from $19.2 million for the year ended December 31, 2000 to $24.9 million for the year ended December 31, 2001. The increase resulted from additional interest income and leasing and management fees earned from our joint ventures during 2001, partly offset by an adjustment related to the adoption of SFAS 133 (see Consolidated Financial Statements Note #8) along with other income generated from our apartments which were sold during 2001.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $4.9 million, or 3.1%, from $159.8 million for the year ended December 31, 2000 to $154.9 million for the year ended December 31, 2001. The decrease was primarily a result of the net decrease in our property portfolio as a result of our capital recycling program along with a decrease in variable expenses related to lower average occupancy. Rental operating expenses as a percentage of related revenues increased from 29.4% for the year ended December 31, 2000 to 30.6% for the year ended December 31, 2001.

     Same property rental property expenses, which are the expenses of the 449 in-service properties wholly-owned on January 1, 2000, increased $5.3 million, or 4.4 %, for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was primarily a result of increases in real estate taxes, utilities and small increases in various other rental expense accounts. The increase in real estate taxes is primarily due to higher property tax assessments.

     Depreciation and amortization for the years ended December 31, 2001 and 2000 totaled $121.1 million and $119.4 million, respectively. The increase of $1.7 million, or 1.4%, was due to an increase in the amortization of leasing commissions and tenant improvements, partly offset by a decrease in the depreciation on buildings that resulted from owning fewer properties as a result of our capital recycling program during 2001 and 2000.

     Interest expense decreased $4.3 million, or 3.8 %, from $ 112.8 million for the year ended December 31, 2000 to $108.5 million for the year ended December 31, 2001. The decrease was primarily attributable to the decrease in the weighted average interest rates for the entire year of 2001, partly offset by an increase in the average outstanding debt in 2001. Interest expense for the years ended December 31, 2001 and 2000 included $2.0 million and $2.5 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts.

     General and administrative expenses as a percentage of total revenues was 4.0% in 2001 and 3.9% in 2000.

     Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized interest for the years ended December 31, 2001 and 2000 was $16.9 million and $23.7 million, respectively.

     Gain on dispositions of assets increased $11.5 million from $4.7 million for the year ended December 31, 2000 to $16.2 million for the year ended December 31, 2001. During 2001, the primary source of the gain was the disposition of 1,672 apartment units. During 2000, the Jacksonville portfolio was sold at a loss, which was offset by gains recognized on joint venture transactions along with dispositions of land and office, industrial, and retail properties.

     Income before minority interest and extraordinary item equaled $150.9 million and $157.2 million for the years ended December 31, 2001 and 2000, respectively. The Company's net income allocated to minority interest totaled $19.0 million for the years ended December 31, 2001 and 2000, respectively. The Company recorded $31.5 million and $32.6 million in preferred stock dividends for each of the years ended December 31, 2001 and 2000, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred stock during 2001.

     Comparison of 2000 to 1999. Revenues from rental operations decreased $23.4 million, or 4.1%, from $566.8 million for the year ended December 31, 1999 to $543.4 million for the year ended December 31, 2000. The decrease was primarily a result of the changes in our portfolio as a result of our capital recycling program, which was partially offset by an increase in rental rates on new leases and rollovers and a slight increase in average occupancy from 93.2% in 1999 to 93.8% in 2000. Our in-service wholly-owned portfolio decreased from
39.0 million square feet at December 31, 1999 to 36.2 million square feet at December 31, 2000.

     Same property rental property revenues, which are the revenues of the 443 in-service properties wholly-owned on January 1, 1999, increased $6.3 million, or 1.7 %, for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase was primarily a result of scheduled increases in rental rates on existing leases, an overall increase in rental rates on new leases and rollovers and an increase in termination fees from $3.0 million in 1999 to $4.0 million in 2000. Partially offsetting the increase in rental revenues was a decrease in same property straight-line rent from $7.0 million in 1999 to $6.3 million in 2000. Same store average occupancy remained flat at 93.2% for 2000 and 1999.

     During the year ended December 31, 2000, 1,046 second generation leases representing 6.3 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.9% higher than the average rate per square foot on the expired leases.

     Equity in earnings of unconsolidated affiliates increased $2.6 million from $1.2 million for the year ended December 31, 1999 to $3.8 million for the year ended December 31, 2000. The increase was primarily a result of the inclusion of a full year of earnings for a joint venture that was formed with unrelated investors during 1999 and a partial year of earnings for a joint venture formed with unrelated investors during 2000.

     Interest and other income increased $2.3 million, or 13.6%, from $16.9 million for the year ended December 31, 1999 to $19.2 million for the year ended December 31, 2000. The increase resulted from additional interest income related to a $30.0 million note receivable that was recorded as a result of certain property dispositions in June 1999 and an increase in development fee income in 2000 related to a joint venture.

     Rental operating expenses decreased $14.3 million, or 8.2%, from $174.1 million for the year ended December 31, 1999 to $159.8 million for the year ended December 31, 2000. The decrease was primarily a result of the net decrease in our property portfolio as a result of our capital recycling program. Rental operating expenses as a percentage of related revenues decreased from 30.7% for the year ended December 31, 1999 to 29.4% for the year ended December 31, 2000.

     Same property rental property expenses, which are the expenses of the 443 in-service properties wholly-owned on January 1, 1999, increased $1.6 million, or 1.4 %, for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase was primarily a result of small increases in various rental expense accounts.

     Depreciation and amortization for the years ended December 31, 2000 and 1999 totaled $119.4 million and $112.3 million, respectively. The increase of $7.1 million, or 6.3%, was due to an increase in amortization of leasing commissions and tenant improvements, partly offset by a decrease in depreciation on buildings that resulted from owning fewer buildings as a result of our capital recycling program during 1999 and 2000.

     Interest expense decreased $4.3 million, or 3.7%, from $117.1 million for the year ended December 31, 1999 to $112.8 million for the year ended December 31, 2000. The decrease was primarily attributable to the decrease in the outstanding debt for the entire year of 2000. Interest expense for the years ended December 31, 2000 and 1999 included $2.5 million and $2.8 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. Capitalized interest for the years ended December 31, 2000 and 1999 was $23.7 million and $29.1 million, respectively.

     General and administrative expenses as a percentage of total revenues was 3.8% in 1999 and 3.9% in 2000.

     Gain on dispositions of assets decreased $4.0 million from $8.7 million for the year ended December 31, 1999 to $4.7 million for the year ended December 31, 2000. During 2000, the Jacksonville portfolio was sold at a loss, which was offset by gains on joint venture transactions along with dispositions of land and office, industrial, and retail properties. During 1999, the sale of the Baltimore portfolio along with other office, industrial and retail properties generated a gain, which was offset by a slight loss on the disposition of the South Florida portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows. The following table sets forth the changes in the Company's cash flows from 2000 to 2001 ($ in thousands):

                                                            Year Ended December 31,
                                                     ----------------------------------
                                                            2001                2000             Change
                                                     --------------      --------------     --------------
Cash Provided By Operating Activities                $      247,564      $      256,400     $      (8,836)
Cash (Used in)/Provided By Investing Activities            (139,645)            286,212          (425,857)
Cash Used in Financing Activities                          (212,123)           (472,328)          260,205

     The decrease in cash provided by operating activities was primarily the result of our capital recycling program and a decrease in average occupancy rates for our wholly-owned portfolio. Real estate taxes were higher in 2001 primarily due to higher property assessments. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     The increase in cash used for investing activities was primarily a result of a decrease of $568.6 million in the proceeds from the disposition of real estate assets in 2001, partly offset by the collection of advances from subsidiaries of $27.6 million in 2001, the collection of notes receivables in the amount of $37.2 million in 2001 and the reduction in additions to real estate assets of $71.3 million in 2001.

     The decrease in cash used in financing activities was primarily a result of a decrease of $307.4 million in net repayments on the unsecured revolving loan, mortgages and notes payable in 2001 and a $10.1 million decrease in the payment of distributions on the Common Stock and Common Units and the payment of dividends on the Preferred Stock, partly offset by an increase of $47.0 million related to the repurchase of Common Stock and Common Units and an increase of $18.5 million related to the repurchase of Preferred Stock during 2001.

     Capitalization. Based on our total market capitalization of $3.66 billion at December 31, 2001 (at the December 31, 2001 stock price of $25.95 and assuming the redemption for shares of Common Stock of the 7.4 million Common Units of minority interest in the Operating Partnership), our debt represented approximately 47.0% of our total market capitalization. Our total indebtedness at December 31, 2001 was $1.72 billion and was comprised of $540.1 million of secured indebtedness with a weighted average interest rate of 8.0% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 6.4%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

The following table sets forth the maturity schedule of our long-term debt as of December 31, 2001 ($ in thousands):


                                             ---------------------------------------------------
                                                                    2-3       4-5     6 or more
                                              Total       1 Year   Years     Years      Years
                                             ----------  -------  --------  --------  ----------
Fixed Rate Debt:
     Unsecured:
         MOPPRS /(1)/....................    $  125,000  $    --  $     --  $     --  $  125,000
         Put Option Notes /(2)/..........       100,000       --        --        --     100,000
         Notes...........................       706,500       --   246,500   110,000     350,000
         Term Loan.......................        19,165   19,165        --        --          --
     Secured:
         Mortgages and loans payable.....       536,143   27,664    23,853    91,901     392,725
                                             ----------  -------  --------  --------  ----------
     Total Fixed Rate Debt...............     1,486,808   46,829   270,353   201,901     967,725
                                             ----------  -------  --------  --------  ----------
Variable Rate Debt:
     Unsecured:
         Revolving Loan..................       228,500       --   228,500        --          --
     Secured:
         Revolving Loan..................         3,922       --     3,922        --          --
                                             ----------  -------  --------  --------  ----------
     Total Variable Rate Debt                   232,422       --   232,422        --          --
                                             ----------  -------  --------  --------  ----------
Total Long Term Debt.....................    $1,719,230  $46,829  $502,775  $201,901  $  967,725
                                             ==========  =======  ======== =========  ==========


------------------------
   /(1)/ On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835% from the date of issuance through January 31, 2003. After January 31, 2003, the interest rate to maturity on such MOPPRS will be 5.715% plus the applicable spread determined as of January 31, 2003. In connection with the initial issuance of the MOPPRS, a counter party was granted a remarketing option to purchase the MOPPRS from the holders thereof on January 31, 2003 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the MOPPRS from the holders on January 31, 2003 at 100.0% of the principal amount plus accrued and unpaid interest.

   /(2)/ On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

          We currently have a $300.0 million unsecured revolving loan (with $228.5 million outstanding at December 31, 2001) that matures in December 2003 and a $55.2 million secured revolving loan (with $3.9 million outstanding at December 31, 2001) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under our secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. In addition, based on our current expectation of future operating performance, we expect to remain in compliance for the foreseeable future.

     Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet.
Our joint ventures have approximately $587.6 million of outstanding debt. All of the joint venture debt is nonrecourse to the Company except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $8.7 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been initially guaranteed in part by the Company subject to a pro rata indemnity from the Company's joint venture partner. The Company's guarantee of the MG-HIW Rocky Point, LLC debt represented 50.0% of the outstanding loan balance at December 31, 2001 and will decrease to 15.0% in the first quarter of 2002.

     Interest Rate Hedging Activities. To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     The following table sets forth information regarding our interest rate hedge contract as of December 31, 2001 ($ in thousands):

                Notional    Maturity                         Fixed  Fair Market
Type of Hedge    Amount       Date     Reference Rate         Rate     Value
-------------   --------    -------- ---------------------  -------  -----------
Swap          $ 19,165      6/10/02  1-Month LIBOR + 0.75%    6.95%  $     (411)

     The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $1.0 million during 2001 and were recorded as additional interest expense.

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties, other than normal recurring building improvements, tenant improvements and lease commissions.

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $55.0 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

     . borrowings under our unsecured revolving loan (up to $74.6 million of availability, as of March 12, 2002);

     . borrowings under our secured revolving loan (up to $46.4 million of availability, as of March 12, 2002);

     .      the selective disposition of non-core assets;

     . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

     . the issuance of secured debt (at December 31, 2001, we had $2.7 billion of unencumbered real estate assets at cost).

     Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the two revolving loans and long-term unsecured debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the unsecured revolving loan. We do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

     We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions to stockholders discussed below and satisfy other cash payments may be adversely affected.

     Distributions to Stockholders. To maintain qualification as a REIT, the Company must distribute to stockholders at least 90% of REIT taxable income. In accordance with the 1999 Tax Relief Extension Act, the 95% distribution requirement was reduced to 90% beginning in 2001. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenuegenerating expenditures. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Board of Directors regarding distributions: (1) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (2) scheduled increases in base rents of existing leases; (3) changes in rents attributable to the renewal of existing leases or replacement leases; (4) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (5) operating expenses and capital replacement needs.

     Share and Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of February 19, 2002, the Company had repurchased 1.4 million shares of Common Stock and Common Units at a weighted average purchase price of $24.49 per share and a total purchase price of $33.1 million under this new repurchase program. In determining whether or not to repurchase additional capital stock, we will consider, among other factors, the effect of repurchases on our liquidity and the price of our Common Stock.

     On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 Series A Preferred Shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit in the Operating Partnership was retired.

     Disposition Activity. As part of our ongoing capital recycling program, since December 31, 2001 through February 19, 2002, we have sold 128,000 square feet of office properties and 43.0 acres of development land for gross proceeds of $22.1 million. In addition, at February 19, 2002, we had 396,000 square feet of office properties and 165.0 acres of land under contract for sale in various transactions totaling $96.2 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the first and second quarters of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated.

     When properties are identified as held for sale, we discontinue depreciation and estimate the net proceeds expected from the disposition of such properties. If, in our opinion, the net sales price of the properties that have been identified for sale is less than the net book value of the properties, a valuation allowance is established. Additionally, on a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired. A property's value is impaired only if our estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the property over the fair value of the property. We do not believe that the value of any of our rental properties is impaired.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. We do not anticipate that these standards will have a material adverse effect on our liquidity, financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending December 31, 2002. We do not expect this pronouncement to have a material impact on our liquidity, financial position or results of operations.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS

     We consider funds from operations ("FFO") to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below.

     FFO and cash available for distributions should not be considered as alternatives to net income as an indication of our performance or to cash flows as a measure of liquidity. FFO equals net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Amortization of deferred financing costs and depreciation of non-real estate assets are not added back to net income in arriving at FFO. In addition, FFO includes both recurring and non-recurring operating results. As a result, non-recurring items that are not defined as "extraordinary" under GAAP are reflected in the calculation of FFO. Gains and losses from the sale of depreciable operating property are excluded from the calculation of FFO.

     Cash available for distribution is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the years ended December 31, 2001, 2000 and 1999 are summarized in the following table ($ in thousands):

                                                                           ---------------------------------------
                                                                                      Year Ended December 31
                                                                                2001         2000         1999
                                                                           ------------- ------------ -------------
FFO:
Income before minority interest and extraordinary item..................   $    150,873  $   157,189  $   166,213
Add/(Deduct):
     Dividends to preferred shareholders................................        (31,500)     (32,580)     (32,580)
     Transition loss upon adoption of FAS 133...........................            556           --           --
     Cost of unsuccessful transactions..................................             --           --        1,500
     Severance costs and other division closing expenses................             --           --        1,813
     Gain on disposition of land and depreciable assets.................        (16,172)      (4,659)      (8,679)
     Gain on disposition of land........................................          4,702        6,449           --
     Depreciation and amortization......................................        121,067      119,443      112,347
     Depreciation on unconsolidated subsidiaries........................          8,483        5,581        3,618
                                                                           ------------ ------------ ------------
          FFO...........................................................        238,009      251,423      244,232

Cash Available for Distribution:
Add/(Deduct):
     Rental income from straight-line rents.............................        (11,257)     (14,892)     (14,983)
     Amortization of deferred financing costs...........................          2,005        2,512        2,823
     Non-incremental revenue generating capital expenditures /(1)/:
       Building improvements paid.......................................         (8,345)     (10,566)     (10,056)
       Second generation tenant improvements paid.......................        (19,704)     (22,287)     (25,043)
       Second generation lease commissions paid.........................        (15,697)     (13,033)     (13,653)
                                                                           ------------ ------------ ------------
          Cash available for distribution...............................   $    185,011 $    193,157 $    183,320
                                                                           ============ ============ ============
Weighted average shares/units outstanding /(2)/ -- basic ...............         61,839       67,544       70,671
                                                                           ============ ============ ============
Weighted average shares/units outstanding /(2)/ -- diluted..............         62,182       67,715       70,757
                                                                           ============ ============ ============

Dividend payout ratios:
     FFO................................................................           60.3%        60.6%        63.5%
                                                                           ============ ============ ============
     Cash available for distribution....................................           77.6%        78.9%        85.7%
                                                                           ============ ============ ============


------------------------
/(1)/     Amounts represent cash expenditures.
/(2)/     Assumes redemption of Common Units for shares of Common Stock.
Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.

INFLATION

     In the last five years, inflation has not had a significant impact on us because of the relatively low inflation rate in our geographic areas of operation. Most of the leases require the tenants to pay their share of increases in operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to inflation.

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

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our two revolving loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     Variable Rate Debt. As of December 31, 2001, the Company had approximately $232.4 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2002, our interest expense would be increased or decreased approximately $2.3 million.

     Interest Rate Hedge Contract. For a discussion of our interest rate hedge contract in effect at December 31, 2001, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Capitalization." If interest rates increase by 100 basis
                     --------------
points, the aggregate fair market value of this interest rate hedge contract as of December 31, 2001 would increase by approximately $83,668. If interest rates decrease by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of December 31, 2001 would decrease by approximately $83,804.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparty under the hedge contract. We expect the counterparty, which is a major financial institution, to perform fully under this contract. However, if the counterparty was to default on its obligation under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

                          ITEM 8. FINANCIAL STATEMENTS

     See page F-1 of the financial report included herein.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
  None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" of the Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2002 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

                        ITEM 11. EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the section titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Voting Securities and Principal Stockholders" of the Proxy Statement is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section under the heading "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of Documents Filed as a Part of this Report

        1. Consolidated Financial Statements and Report of Independent Auditors See Index on Page F-1

        2.    Exhibits

        Ex.    FN                                           Description
      -----   -----   --------------------------------------------------------------------------------
       2.1   /(1)/    Operating Agreement of MG-HIW, LLC, entered into as of December 1, 2000, by and among Miller Global HIW 20, LLC and the Operating Partnership
       3.1   /(2)/    Amended and Restated Articles of Incorporation of the Company
       3.2   /(3)/    Amended and Restated Bylaws of the Company
       4.1   /(3)/    Specimen of certificate representing shares of Common Stock
       4.2   /(4)/    Indenture among the Operating Partnership, the Company and First Union National
                      Bank of North Carolina dated as of December 1, 1996
       4.3   /(5)/    Specimen of certificate representing 8 5/8% Series A Cumulative Redeemable
                      Preferred Shares
       4.4   /(6)/    Specimen of certificate representing 8% Series B Cumulative Redeemable Preferred
                      Shares
       4.5   /(7)/    Specimen of certificate representing 8% Series D Cumulative Redeemable Preferred
                      Shares
       4.6   /(7)/    Specimen of Depositary Receipt evidencing the Depositary Shares each representing
                      1/10 of an 8% Series D Cumulative Redeemable Preferred Share
       4.7   /(7)/    Deposit Agreement, dated April 23, 1998, between the Company and First Union
                      National Bank, as preferred share depositary
       4.8   /(8)/    Rights Agreement, dated as of October 6, 1997, between the Company and First Union
                      National Bank, as rights agent
       4.9   /(9)/    Agreement to furnish certain instruments defining the rights of long-term debt holders
      10.1   /(3)/    Amended and Restated Agreement of Limited Partnership of the Operating Partnership
      10.2   /(5)/    Amendment to Amended and Restated Agreement of Limited Partnership of the
                      Operating Partnership with respect to Series A Preferred Units
      10.3   /(6)/    Amendment to Amended and Restated Agreement of Limited Partnership of the
                      Operating Partnership with respect to Series B Preferred Units
      10.4   /(7)/    Amendment to Amended and Restated Agreement of Limited Partnership of the
                      Operating Partnership with respect to Series D Preferred Units
      10.5  /(10)/    Amendment to Amended and Restated Agreement of Limited Partnership of the
                      Operating Partnership with respect to certain rights of limited partners upon a change of control
      10.6  /(11)/    Form of Registration Rights and Lockup Agreement among the Company and the
                      Holders named therein, which agreement is signed by all Common Unit holders
      10.7  /(12)/    Amended and Restated 1994 Stock Option Plan
      10.8   /(9)/    1997 Performance Award Plan
      10.9  /(13)/    Form of Executive Supplemental Employment Agreement between the Company and
                      Named Executive Officers

       Ex.     FN                                         Description
     ------- -------   --------------------------------------------------------------------------------
      10.10 /(14)/    Form of warrants to purchase Common Stock of the Company issued to John L.
                      Turner, William T. Wilson III and John E. Reece II
      10.11 /(15)/    Form of warrants to purchase Common Stock of the Company issued to W. Brian
                      Reames, John W. Eakin and Thomas S. Smith
      10.12 /(16)/    1999 Shareholder Value Plan
      10.13 /(1)/     Credit Agreement among Highwoods Realty Limited Partnership, Highwoods
                      Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of December 13, 2000
      21    /(13)/    Schedule of subsidiaries of the Company
      23              Consent of Ernst & Young LLP

-------------

/(1)/ Filed as part of the Company's Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.

/(2)/ Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company's Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

/(3)/ Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

/(4)/ Filed as part of the Operating Partnership's Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

/(5)/ Filed as part of the Company's Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

/(6)/ Filed as part of the Company's Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

/(7)/ Filed as part of the Company's Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

/(8)/ Filed as part of the Company's Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

/(9)/ Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

/(10)/ Filed as part of the Operating Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

/(11)/ Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

/(12)/ Filed as part of the Company's proxy statement on Schedule 14A relating to the 1997 Annual Meeting of Stockholders.

/(13)/ Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

/(14)/ Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

/(15)/ Filed as part of the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

/(16)/ Filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

     The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

         (b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 15, 2002.

                               HIGHWOODS PROPERTIES, INC.

                               By:/s/         RONALD P. GIBSON
                                  -------------------------------------------
                                        Ronald P. Gibson, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                  Title                            Date
       ---------                  -----                            ----

  /s/  O. Temple Sloan, Jr.   Chairman of the Board of           March 15, 2002
  --------------------------  Directors
      O. Temple Sloan, Jr.

  /s/  Ronald P. Gibson       President, Chief Executive         March 15, 2002
  --------------------------  Officer and Director
      Ronald P. Gibson

  /s/  Edward J. Fritsch      Executive Vice President,          March 15, 2002
  --------------------------  Chief Operating Officer,
      Edward J. Fritsch       Secretary and Director


  /s/  John L. Turner         Vice Chairman of the Board         March 15, 2002
  --------------------------  and Director
      John L. Turner

  /s/  Gene H. Anderson       Senior Vice President and          March 15, 2002
  --------------------------  Director
      Gene H. Anderson

  /s/  Thomas W. Adler        Director                           March 15, 2002
  --------------------------
      Thomas W. Adler

  /s/  Kay N. Callison        Director                           March 15, 2002
  --------------------------
      Kay N. Callison

  /s/  William E. Graham, Jr. Director                           March 15, 2002
  --------------------------
      William E. Graham, Jr.

  /s/  Lawrence S. Kaplan     Director                           March 15, 2002
  --------------------------
      Lawrence S. Kaplan

  /s/  L. Glenn Orr, Jr.      Director                           March 15, 2002
  --------------------------
      L. Glenn Orr, Jr.

  /s/  Willard H. Smith, Jr.  Director                           March 15, 2002
  --------------------------
      Willard H. Smith Jr.

  /s/  Carman J. Liuzzo       Vice President and Chief           March 15, 2002
  --------------------------  Financial Officer (Principal
      Carman J. Liuzzo        Financial Officer and Principal
                              Accounting Officer) and Treasurer

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Highwoods Properties, Inc

     Report of Independent Auditors....................................     F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000......     F-3
     Consolidated Statements of Income for the Years Ended December
           31, 2001, 2000, and 1999....................................     F-4
     Consolidated Statements of St ockholders' Equity for the Years
          Ended December 31, 2001, 2000 and 1999.......................     F-5
     Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999............................     F-6
     Notes to Consolidated Financial Statements........................     F-8

     All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Highwoods Properties, Inc.

     We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /S/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 19, 2002

                          HIGHWOODS PROPERTIES, INC.

                          Consolidated Balance Sheets

                  ($ in thousands, except per share amounts)

                                                                                              December 31,
                                                                                 ----------------------------------
                                                                                      2001                  2000
                                                                                 ------------          ------------
Assets
Real estate assets, at cost:
     Land and improvements...................................................    $    442,467          $    421,270
     Buildings and tenant improvements.......................................       2,942,260             2,742,946
     Development in process..................................................         108,118                87,622
     Land held for development...............................................         153,468               145,598
     Furniture, fixtures and equipment.......................................          19,398                11,433
                                                                                 ------------          ------------
                                                                                    3,665,711             3,408,869
     Less -- accumulated depreciation........................................        (385,556)             (280,610)
                                                                                 ------------          ------------
     Net real estate assets..................................................       3,280,155             3,128,259
     Property held for sale..................................................          82,031               127,824
Cash and cash equivalents....................................................             576               104,780
Restricted cash..............................................................           5,685                 2,192
Accounts receivable, net of allowance of $1,087 and $825 at
     December 31, 2001 and 2000, respectively................................          23,659                23,205
Advances to related parties..................................................             788                28,358
Notes receivable.............................................................          43,761                80,918
Accrued straight-line rents receivable.......................................          49,078                39,295
Investment in unconsolidated affiliates......................................          83,393                78,423
Other assets:
     Deferred leasing costs..................................................         102,502                83,269
     Deferred financing costs................................................          26,121                43,110
     Prepaid expenses and other..............................................          10,461                11,878
                                                                                 ------------          ------------
                                                                                      139,084               138,257
     Less -- accumulated amortization........................................         (59,924)              (49,909)
                                                                                 ------------          ------------
        Other assets, net....................................................          79,160                88,348
                                                                                 ------------          ------------
Total Assets.................................................................    $  3,648,286          $  3,701,602
                                                                                 ============          ============

Liabilities and Stockholders' Equity
Mortgages and notes payable..................................................    $  1,719,230          $  1,587,019
Accounts payable, accrued expenses and other liabilities.....................         120,235               109,824
                                                                                 ------------          ------------
     Total Liabilities.......................................................       1,839,465             1,696,843
Minority interest............................................................         203,181               213,214
Stockholders' equity:
Preferred stock, $.01 par value, authorized 50,000,000 shares;
     8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 and 125,000 shares issued and
     outstanding at December 31, 2001 and 2000, respectively.................         104,945               125,000
     8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at
     December 31, 2001 and 2000..............................................         172,500               172,500
     8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at
     December 31, 2001 and 2000..............................................         100,000               100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 52,891,822 and 58,124,205 shares issued and outstanding at December 31, 2001
     and 2000................................................................             529                   581
Additional paid-in capital...................................................       1,376,546             1,506,161
Distributions in excess of net earnings......................................        (135,878)             (110,209)
Accumulated other comprehensive loss.........................................          (9,441)                    -
Deferred compensation -- restricted stock....................................          (3,561)               (2,488)
                                                                                 ------------          ------------
     Total Stockholders' Equity..............................................       1,605,640             1,791,545
                                                                                 ------------          ------------
Total Liabilities and Stockholders' Equity...................................    $  3,648,286          $  3,701,602
                                                                                 ============          ============

                   See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                      Consolidated Statements of Income

                   ($ in thousands, except per share amounts)

             For the Years Ended December 31, 2001, 2000 and 1999

                                                                               2001                2000                1999
                                                                             ---------           ---------           ---------
Revenue:
   Rental property.......................................................    $ 506,850           $ 543,383           $ 566,816
   Equity in earnings of unconsolidated affiliates.......................        8,911               3,863               1,185
   Interest and other income.............................................       24,854              19,185              16,934
                                                                             ---------           ---------           ---------
Total revenue............................................................      540,615             566,431             584,935
Operating expenses:
   Rental property.......................................................      154,942             159,767             174,075
   Depreciation and amortization.........................................      121,067             119,443             112,347
   Interest expense:
     Contractual.........................................................      106,496             110,315             114,311
     Amortization of deferred financing costs............................        2,005               2,512               2,823
                                                                             ---------           ---------           ---------
                                                                               108,501             112,827             117,134
   General and administrative............................................       21,404              21,864              22,345
                                                                             ---------           ---------           ---------
     Income before cost of unsuccessful transactions, gain on
       disposition of land and depreciable assets, minority interest
       and extraordinary item............................................      134,701             152,530             159,034
     Cost of unsuccessful transactions...................................            -                   -              (1,500)
     Gain on disposition of land and depreciable assets..................       16,172               4,659               8,679
                                                                             ---------           ---------           ---------
     Income before minority interest and extraordinary item..............      150,873             157,189             166,213
Minority interest........................................................      (18,948)            (18,991)            (20,779)
                                                                             ---------           ---------           ---------
     Income before extraordinary item....................................      131,925             138,198             145,434
Extraordinary item -- loss on early extinguishment of debt...............         (714)             (4,711)             (7,341)
                                                                             ---------           ---------           ---------
     Net income..........................................................      131,211             133,487             138,093
Dividends on preferred shares............................................      (31,500)            (32,580)            (32,580)
                                                                             ---------           ---------           ---------
   Net income available for common shareholders..........................    $  99,711           $ 100,907           $ 105,513
                                                                             =========           =========           =========
Net income per common share -- basic:
   Income before extraordinary item......................................    $    1.85           $    1.78           $    1.84
   Extraordinary item -- loss on early extinguishment of debt............        (0.01)              (0.08)              (0.12)
                                                                             ---------           ---------           ---------
   Net income............................................................    $    1.84           $    1.70           $    1.72
                                                                             =========           =========           =========
   Weighted average common shares outstanding -- basic...................       54,228              59,175              61,443
                                                                             =========           =========           =========
Net income per common share -- diluted:
   Income before extraordinary item......................................    $    1.84           $    1.78           $    1.83
   Extraordinary item -- loss on early extinguishment of debt............        (0.01)              (0.08)              (0.12)
                                                                             ---------           ---------           ---------
   Net income............................................................    $    1.83           $    1.70           $    1.71
                                                                             =========           =========           =========
   Weighted average common shares outstanding -- diluted.................       54,571              59,347              61,529
                                                                             =========           =========           =========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.
               Consolidated Statements of Stockholders' Equity

              ($ in thousands, except for number of common shares)

             For the Years Ended December 31, 2001, 2000 and 1999

                                                                                                 Accumulated  Retained
                                                                                                   Other      Earnings
                          Number of                                         Additional  Deferred  Compre- (Distributions
                           Common     Common  Series A  Series B  Series D   Paid-In     Compen-  hensive  in Excess of
                           Shares     Stock   Preferred Preferred Preferred  Capital     sation    Loss   Net Earnings)   Total
                         ----------  -------  --------- --------- --------- ----------  -------  -------- ------------ -----------
Balance at
   December 31, 1998.... 59,865,259   $ 599   $125,000  $172,500  $100,000  $1,546,592  $     -   $     -   $ (48,692) $ 1,895,999
Issuance of
   Common Stock.........  1,191,462      12          -         -         -      23,079        -         -           -       23,091
Common Stock
   dividends............          -       -          -         -         -           -        -         -    (134,341)    (134,341)
Preferred Stock
   dividends............          -       -          -         -         -           -        -         -     (32,580)     (32,580)
Net Income..............          -       -          -         -         -           -        -         -     138,093      138,093
Shares issued upon
   redemption of
   Common Units.........  1,258,316      12          -         -         -      40,606        -         -           -       40,618
Forward Equity
   Transaction..........          -       -          -         -         -     (12,783)       -         -           -      (12,783)
Retirement of
   Common Stock.........   (246,424)     (2)         -         -         -           -        -         -        (150)        (152)
Repurchase of
   Common Stock......... (1,150,000)    (12)         -         -         -     (25,463)       -         -           -      (25,475)
                         ----------  -------  --------- --------- --------- ----------  -------  -------- ------------ -----------
Balance at
   December 31, 1999.... 60,918,613     609    125,000   172,500   100,000   1,572,031        -         -     (77,670)   1,892,470
Issuance of
   Common Stock.........     81,733       -          -         -         -         749        -         -           -          749
Common Stock
   dividends............          -       -          -         -         -           -        -         -    (133,446)    (133,446)
Preferred Stock
   dividends............          -       -          -         -         -           -        -         -     (32,580)     (32,580)
Issuance of
   Restricted Stock.....    104,945       1          -         -         -       2,557   (3,049)        -           -         (491)
Amortization of Deferred
   Compensation.........          -       -          -         -         -           -      561         -           -          561
Repurchase of
   Common Stock......... (2,981,086)    (29)         -         -         -     (69,176)       -         -           -      (69,205)
Net Income..............          -       -          -         -         -           -        -         -     133,487      133,487
                         ----------  -------  --------- --------- --------- ----------  -------  -------- ------------ -----------
Balance at
   December 31, 2000.... 58,124,205     581    125,000   172,500   100,000   1,506,161   (2,488)        -    (110,209)   1,791,545
Issuance of
   Common Stock.........     72,256       -          -         -         -       1,424        -         -           -        1,424
Common Stock
   dividends............          -       -          -         -         -           -        -         -    (125,380)    (125,380)
Preferred Stock
   dividends............          -       -          -         -         -           -        -         -     (31,500)     (31,500)
Issuance of
   Restricted Stock.....     84,661       -          -         -         -       2,109   (2,109)        -           -            -
Amortization of Deferred
   Compensation.........          -       -          -         -         -           -    1,036         -           -        1,036
Repurchase of
   Common Stock......... (5,389,300)    (52)         -         -         -    (134,702)       -         -           -     (134,754)
Repurchase of
   Preferred Stock......          -       -    (20,055)        -         -       1,554        -         -           -      (18,501)
Accumulated Other
   Comprehensive Loss...          -       -          -         -         -           -        -    (9,441)          -       (9,441)
Net Income..............          -       -          -         -         -           -        -         -     131,211      131,211
                         ----------  -------  --------- --------- --------- ----------  -------  -------- ------------ -----------
Balance at
   December 31, 2001.... 52,891,822   $ 529   $104,945  $172,500  $100,000  $1,376,546  $(3,561)  $(9,441)  $(135,878) $ 1,605,640
                         ==========  =======  ========= ========= ========= ==========  =======  ======== ============ ===========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                    Consolidated Statements of Cash Flows

                                ($ in thousands)

             For the Years Ended December 31, 2001, 2000 and 1999

                                                                            2001            2000                1999
                                                                         ---------       ---------           ---------
Operating activities:
Net income.........................................................      $ 131,211       $ 133,487           $ 138,093
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation....................................................        107,179         108,119             101,534
   Amortization....................................................         15,893          13,836              13,636
   Amortization of deferred compensation...........................          1,036             561                   -
   Equity in earnings of unconsolidated affiliates.................         (8,911)         (3,863)             (1,185)
   Loss on early extinguishment of debt............................            714           4,711               7,341
   Minority interest...............................................         18,948          18,991              20,779
   Gain on disposition of land and depreciable assets..............        (16,172)         (4,659)             (8,679)
   Transition loss upon adoption of SFAS 133.......................            556               -                   -
   Loss on ineffective portion of derivative instruments...........            559               -                   -
Changes in operating assets and liabilities:
   Accounts receivable.............................................           (454)         (1,156)              5,039
   Prepaid expenses and other assets...............................         (2,076)          3,386                 742
   Accrued straight-line rents receivable..........................        (11,257)        (14,892)            (14,983)
   Accounts payable, accrued expenses and other liabilities........         10,338          (2,121)            (29,700)
                                                                         ---------       ---------           ---------
     Net cash provided by operating activities.....................        247,564         256,400             232,617
                                                                         ---------       ---------           ---------

Investing activities:
Proceeds from disposition of real estate assets....................        161,389         729,945             696,379
Additions to real estate assets....................................       (351,983)       (423,245)           (511,056)
(Advances to)/Repayments from subsidiaries.........................         27,570         (12,464)             (4,676)
Distributions from unconsolidated affiliates.......................          9,722           3,030               1,685
(Advances)/Repayments of notes receivable..........................         37,157         (15,557)            (18,016)
Other investing activities.........................................        (23,500)          4,503              (3,953)
                                                                         ---------       ---------           ---------
     Net cash (used in)/provided by investing activities...........       (139,645)        286,212             160,363
                                                                         ---------       ---------           ---------

Financing activities:
Distributions paid on common stock and common units................       (142,889)       (151,890)           (154,088)
Dividends paid on preferred stock..................................        (31,500)        (32,580)            (32,580)
Repurchase of preferred stock......................................        (18,501)              -                   -
Net proceeds from the sale of common stock.........................          1,424             749              17,551
Repurchase of common stock and units...............................       (148,787)       (101,813)            (25,475)
Payment of prepayment penalties....................................           (714)         (4,711)             (7,341)
Borrowings on revolving loans......................................        594,000         546,000             529,500
Repayment of revolving loans.......................................       (365,500)       (775,000)           (725,000)
Borrowings on mortgages and notes payable..........................         76,707         218,162             332,693
Repayment of mortgages and notes payable...........................       (176,918)       (168,260)           (321,261)
Net change in deferred financing costs.............................            555          (2,985)             (3,928)
                                                                         ---------       ---------           ---------
     Net cash used in financing activities.........................       (212,123)       (472,328)           (389,929)
                                                                         ---------       ---------           ---------
Net (decrease)/increase in cash and cash equivalents...............       (104,204)         70,284               3,051
Cash and cash equivalents at beginning of the period...............        104,780          34,496              31,445
                                                                         ---------       ---------           ---------
Cash and cash equivalents at end of the period.....................      $     576       $ 104,780           $  34,496
                                                                         =========       =========           =========

Supplemental disclosure of cash flow information:
Cash paid for interest.............................................      $ 125,624       $ 134,976           $ 150,364
                                                                         =========       =========           =========

         See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                                ($ in thousands)

             For the Years Ended December 31, 2001, 2000 and 1999

Supplemental disclosure of non-cash investing and financing activities:
     The following summarizes the net assets contributed by holders of common partnership interests ("Common Units") in Highwoods Realty Limited Partnership (the "Operating Partnership") other than Highwoods Properties, Inc. (the "Company") or acquired subject to mortgage notes payable:

                                                               2001       2000         1999
                                                             -------    --------     ---------
Assets:
Net real estate assets....................................   $ 6,516    $(56,055)    $(78,012)
Cash and cash equivalents.................................        40          --       (4,719)
Accounts receivable and other.............................        --          --       (2,975)
Investment in unconsolidated affiliates...................        --      48,054       13,830
Notes receivable..........................................        --       6,372       32,695
                                                             -------    --------     --------
    Total Assets..........................................   $ 6,556    $ (1,629)    $(39,181)
                                                             =======    ========     ========

Liabilities:
Mortgages and notes payable...............................     3,922          --      (58,531)
Accounts payable, accrued expenses and other liabilities..        73          --        7,604
                                                             -------    --------     --------
    Total Liabilities.....................................     3,995          --      (50,927)
                                                             -------    --------     --------
       Net Assets.........................................   $ 2,561    $ (1,629)    $ 11,746
                                                             =======    ========     ========

               See accompanying notes to consolidated financial statements.

                          HIGHWOODS PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2001

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company's wholly-owned assets include: 498 in-service office, industrial and retail properties; 213 apartment units; 1,327 acres of undeveloped land suitable for future development; and an additional 20 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2001, the Company owned 87.7% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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

     Minority interest represents Common Units in the Operating Partnership owned by various individuals and entities other than the Company. The Operating Partnership is the entity that owns substantially all of the Company's properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares of Common Stock outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships which are owned by various individuals and entities other than the Company.

     The extraordinary loss represents the payment of prepayment penalties and the writeoff of loan origination fees related to the early extinguishment of debt and is shown net of the minority interest's share in the loss.

REAL ESTATE ASSETS

     All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

                          HIGHWOODS PROPERTIES, INC.

     The Company evaluates its real estate assets upon the occurrence of significant adverse changes in their operations to assess whether any impairment indicators are present that affect the recovery of the recorded value. If any real estate assets are considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. As of December 31, 2001, none of the Company's assets were considered impaired.

     As of December 31, 2001, the Company had 524,000 square feet of office properties and 208 acres of land under contract for sale in various transactions totaling $118.3 million. These real estate assets have a carrying value of $82.0 million and have been classified as assets held for sale in the accompanying financial statements.

CASH EQUIVALENTS

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RESTRICTED CASH

     Restricted cash includes security deposits for the Company's commercial properties and construction-related escrows. In addition, the Company maintains escrow and reserve funds for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     As required by GAAP, investments in unconsolidated affiliates are accounted for using the equity method of accounting because the Company does not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company's balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years.

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

INCOME TAXES

     The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. As of December 31, 2001, to maintain qualification as a REIT, the Company was required to distribute to stockholders at least 90% of REIT taxable income, excluding capital gains.

     No provision has been made for income taxes because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the period.

                          HIGHWOODS PROPERTIES, INC.

CONCENTRATION OF CREDIT RISK

     Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2001, the wholly-owned properties (excluding apartment units) were leased to 2,974 tenants in 14 geographic locations. The Company's tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.

STOCK COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 11, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 becomes effective beginning January 1, 2002. Adoption of these standards is not expected to have a material adverse effect on the Company's liquidity, financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. The new standard becomes effective for the year ending December 31, 2002. Adoption of this pronouncement is not expected to have a material impact on the Company's liquidity, financial position or results of operations.

RECLASSIFICATIONS

     Certain amounts in the December 31, 2000 and 1999 Financial Statements have been reclassified to conform to the December 31, 2001 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. In accordance with GAAP, the Company has accounted for its joint venture activity using the equity method of accounting, as the Company does not control these joint ventures. As a result, the assets and liabilities of the Company's joint ventures are not included on its balance sheet. The Company's joint ventures have approximately $587.6 million of outstanding debt. All of the joint venture debt is non-recourse to the Company except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $8.7 million of construction debt related to the MG-HIW Rocky Point,

                          HIGHWOODS PROPERTIES, INC.

LLC, which has been initially guaranteed in part by the Company subject to a pro rata indemnity from the Company's joint venture partner. The Company's guarantee of the MG-HIW Rocky Point, LLC debt represented 50.0% of the outstanding loan balance at December 31, 2001 and will decrease to 15.0% in the first quarter of 2002.

     The following is a summary of the various joint ventures in which the Company has a minority equity interest, including the names of the unrelated investors, the value of the property contributed to the joint venture, the debt obtained by the joint venture, the cash proceeds received by the Company and the ownership percentage of the Company in each joint venture.

     In connection with its merger with J.C. Nichols in July of 1998, the Company acquired a 49.0% interest in Board of Trade Investment Company, a 30.0% interest in Kessinger Hunter, LLC, and a 12.50% interest in 4600 Madison Associates, L.P. The Company is the sole and exclusive property manager of the Board of Trade Investment Company and the 4600 Madison Associates, L.P. joint ventures, for which it received $123,202, $124,396 and $150,737 in fees in 2001, 2000 and 1999, respectively. In addition, Kessinger Hunter, LLC is the sole and exclusive property manager, leasing and sales agent and provides certain construction related services for certain wholly-owned properties of the Company, and received $5.8 million, $7.1 million and $5.7 million for these related services from the Company in 2001, 2000 and 1999, respectively. The Company has adopted the equity method of accounting for these joint ventures.

     In addition, in connection with its merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain joint venture properties located in the Des Moines area. As a result of the merger, the Company acquired an ownership interest of 50.0% or more in a series of nine joint ventures with R&R Investors (the "Des Moines Joint Ventures"). Certain of these properties were previously included in the Company's consolidated financial statements. On June 2, 1999, the Company agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest. Accordingly, the Company has adopted the equity method of accounting for its investment in each of the Des Moines Joint Ventures as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Company.

     On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker
Fink-KG ("DLF"), pursuant to which the Company sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the "DLF I Joint Venture"). DLF contributed approximately $56.0 million for a 77.19% interest in the DLF I Joint Venture, and the DLF I Joint Venture borrowed approximately $71.0 million from third-party lenders. The Company retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive property manager and leasing agent of the DLF I Joint Venture's properties, for which the Company received fees of $808,926, $762,670 and $607,000 in 2001, 2000 and 1999, respectively. The Company has adopted the equity method of accounting for its investment in this joint venture.

     On May 9, 2000, the Company closed a transaction with Dreilander-Fonds 97/26 and 99/32 ("DLF II") pursuant to which the Company contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the "DLF II Joint Venture"). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Company initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of approximately $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Company decreased its ownership percentage to 42.93% as of December 31, 2001. The Company is the sole and exclusive property manager and leasing agent of the DLF II Joint Venture's properties, for which the Company received fees of $491,200 and $208,600 in 2001 and 2000, respectively. The Company has adopted the equity method of accounting for this joint venture.

                          HIGHWOODS PROPERTIES, INC.

     On December 19, 2000, the Company formed various joint ventures with Denver-based Miller Global Properties, LLC ("Miller Global"). In the first joint venture, the Company sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million to a newly created limited liability company. As part of the formation of the first joint venture, Miller Global contributed approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Company retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. During 2001, the Company contributed a 39,000 square feet development project to the first joint venture for $5.1 million. The Company retained a 20.0% interest and the joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party. In the remaining joint ventures, the Company contributed approximately $7.5 million of development land to various newly created limited liability companies. These joint ventures expect to develop four properties encompassing 435,000 rentable square feet with a budgeted cost of approximately $61.0 million. The Company and Miller Global each own 50.0% of these joint ventures. The Company is the sole and exclusive developer of these properties, and received $553,270 and $263,549 in development fees in 2001 and 2000, respectively. In addition, the Company is the sole and exclusive property manager and leasing agent for the properties in all of these joint ventures and received fees of $1.5 million and $73,793 in 2001 and 2000, respectively. The Company has adopted the equity method of accounting for all of the joint ventures with Miller Global.

     In connection with one of the joint ventures with Miller Global, the Company guaranteed Miller Global, which has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of Miller Global's equity. If the minimum internal rate of return is not achieved upon the sale of the assets or winding up of the joint venture, Miller Global would receive a disproportionately greater interest of the cash proceeds related to the assets subject to the internal rate of return guarantee. Based upon the current operating performance of the assets and the Company's estimate of the residual value of the subject assets, the estimated internal rate of return for Miller Global with respect to those assets exceeds the minimum required return. As a result, the Company does not currently expect that its interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee.

     Additionally, during 1999 and 2001, the Company closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Company sold or contributed certain office properties to newly created limited partnerships. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Company retained the remaining 50.0% interest, received net cash proceeds and is the sole and exclusive property manager and leasing agent of the joint venture's properties, for which the Company received fees of $53,636 and $31,152 in 2001 and 2000, respectively. The Company has adopted the equity method of accounting for both of these joint ventures.

                          HIGHWOODS PROPERTIES, INC.

     The following tables set forth information regarding the Company's joint venture activity as recorded on the joint venture's books at December 31, 2001 and 2000 ($ in thousands):

                                                             December 31, 2001                       December 31, 2000
                                                   ------------------------------------  ----------------------------------
                                    Percent         Total                    Total        Total                   Total
                                     Owned          Assets      Debt      Liabilities     Assets      Debt     Liabilities
                                  -----------      ---------  --------   --------------  --------   --------  -------------
Balance Sheet Data:
Board of Trade
   Investment Company.............  49.00%     $   7,372  $   1,076    $    1,258   $   7,634   $   1,222    $    1,479
Dallas County Partners /(1)/......  50.00%        44,786     35,495        40,967      44,041      34,568        40,055
Dallas County Partners II /(1)/...  50.00%        19,891     24,601        25,778      17,881      25,517        26,747
Fountain Three /(1)/..............  50.00%        37,218     26,049        33,200      30,159      22,630        26,485
Kessinger/Hunter, LLC.............  30.00%        16,225         --           802      15,914          --           678
4600 Madison Associates, LP.......  12.50%        23,972     17,955        18,624      24,980      18,538        19,135
Schweiz-Deutschland-USA
   DreilanderBeteiligung
   Objekt DLF 98/29-Walker Fink-KG. 22.81%       143,960     69,113        70,979     144,737      69,958        71,506
Dreilander-Fonds 97/26 and 99/32..  42.93%/(2)/  122,820     60,000        62,422     119,129      56,485        58,000
RRHWoods, LLC /(1)/...............  50.00%        82,740     66,038        69,098      82,704      67,539        70,965
Highwoods-Markel Associates, LLC..  50.00%        16,436     11,625        12,563      16,977      11,625        12,525
MG-HIW, LLC.......................  20.00%       353,531    242,240       247,950     347,358     238,567       240,956
MG-HIW Peachtree Corners III, LLC.  50.00%         3,503      2,299         2,445       2,667       1,572         1,572
MG-HIW Rocky Point, LLC...........  50.00%        28,212     17,322        19,695       4,595          --           261
MG-HIW Metrowest I, LLC...........  50.00%         1,600         --            --       1,506          --            --
MG-HIW Metrowest II, LLC..........  50.00%         8,683      3,763         4,034       3,764          --           821
Concourse Center Associates, LLC    50.00%        14,551     10,000        10,016          --          --            --
                                               ---------  ---------    ----------   ---------   ---------    ----------
Total                                          $ 925,500  $ 587,576    $  619,831   $ 864,046   $ 548,221    $  571,185
                                               =========  =========    ==========   =========   =========    ==========

                                                   For the Year Ended December 31, 2001
                                        --------------------------------------------------------------
                                                       Operating                   Depr/   Net Income/
                                         Revenue         Expense    Interest       Amort     (Loss)
                                        --------   -------------   ---------   ---------   -----------
Income Statement Data:
Board of Trade
    Investment Company.............    $   2,524       $   1,666   $      90    $    311    $    457
Dallas County Partners /(1)/.......       11,148           4,905       2,715       1,883       1,645
Dallas County Partners II /(1)/....        7,614           2,750       2,550       1,066       1,248
Fountain Three /(1)/...............        6,747           2,912       2,109       1,676          50
Kessinger/Hunter, LLC..............       12,897          10,210          --         469       2,218
4600 Madison Associates, LP........        4,726           2,084       1,294       1,589        (241)
Schweiz-Deutschland-USA
    DreilanderBeteiligung
    Objekt DLF 98/29-Walker
    Fink-KG........................       20,305           5,474       4,712       3,288       6,831
Dreilander-Fonds 97/26
    and 99/32......................       17,691           4,159       4,589       3,239       5,704
RRHWoods, LLC /(1)/................       14,632           6,950       3,454       3,298         930
Highwoods-Markel
    Associates, LLC................        3,215           1,811         965         668        (229)
MG-HIW, LLC........................       50,457          17,584      15,418       8,701       8,754
MG-HIW Peachtree
    Corners III, LLC...............            1              38          --          --         (37)
MG-HIW Rocky Point, LLC............           18              --          --          --          18
MG-HIW Metrowest I, LLC............           --              21          --          --         (21)
MG-HIW Metrowest II, LLC...........           52              67          --          26         (41)
Concourse Center
    Associates, LLC................           66              16          41          --           9
                                       ---------       ---------   ---------    --------    --------
Total                                  $ 152,093       $  60,647   $  37,937    $ 26,214    $ 27,295
                                       =========       =========   =========    ========    ========

                                                   For the Year Ended December 31, 2000
                                        ------------------------------------------------------------
                                                      Operating                 Depr/    Net Income/
                                         Revenue        Expense    Interest     Amort      (Loss)
                                         -------        -------    --------     -----    -----------
Income Statement Data:
Board of Trade
   Investment Company..............     $  2,688        $ 1,708     $    95    $    274   $     611
Dallas County Partners /(1)/.......        9,375          4,567       2,555       1,762         491
Dallas County Partners II /(1)/....        5,752          2,329       2,640       1,062        (279)
Fountain Three /(1)/...............        5,779          2,191       1,739       1,333         516
Kessinger/Hunter, LLC..............       13,146         10,004          --         519       2,623
4600 Madison Associates, LP........        4,438          1,885       1,343       1,516        (306)
Schweiz-Deutschland-USA
    DreilanderBeteiligung
    Objekt DLF 98/29-Walker
    Fink-KG........................       19,889          5,074       4,768       3,156       6,891
Dreilander-Fonds 97/26
    and 99/32......................        8,021          1,913       1,999       1,390       2,719
RRHWoods, LLC /(1)/................       12,422          6,367       4,034       3,243      (1,222)
Highwoods-Markel
    Associates, LLC................        2,592            786         793         289         724
MG-HIW, LLC........................        1,610            563         811         289         (53)
MG-HIW Peachtree
    Corners III, LLC...............           --             --          --          --          --
MG-HIW Rocky Point, LLC............           --             --          --          --          --
MG-HIW Metrowest I, LLC............           --             --          --          --          --
MG-HIW Metrowest II, LLC...........           --             --          --          --          --
Concourse Center
    Associates, LLC................           --             --          --          --          --
                                       ---------      ---------   ---------    --------    --------
Total                                   $ 85,712       $ 37,387     $ 20,777   $ 14,833   $  12,715
                                       =========      =========   =========    ========    ========

------------------------
/(1)/   Des Moines Joint Ventures
/(2)/ The Company decreased its ownership percentage from 47.05% at December 31, 2000 to 42.93% at December 31, 2001.

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE

     The Company's mortgages and notes payable consisted of the following at December 31, 2001 and 2000:

                                                      2001             2000
                                                  ------------     ------------
                                                        ($ in thousands)
Mortgage and loans payable:
   9.0% mortgage loan due 2005 ..................  $   36,929       $   37,697
   8.1% mortgage loan due 2005 ..................      28,693           29,328
   8.2% mortgage loan due 2007 ..................      69,868           71,183
   7.8% mortgage loan due 2009 ..................      91,449           92,840
   7.9% mortgage loan due 2009 ..................      91,491           92,861
   7.8% mortgage loan due 2010 ..................     134,966          136,836
   6.0% to 10.5% mortgage loans due between
      2001 and 2022 .............................      82,747          129,736
   Industrial Revenue Bonds due 2015 ............          --           37,000
   Variable rate mortgage loan due 2001 .........          --            8,199
   Secured Revolving Loan due 2003 ..............       3,922               --
                                                   ----------       ----------
                                                      540,065          635,680
                                                   ----------       ----------
Unsecured indebtedness:
   6.75% notes due 2003 .........................  $  100,000       $  100,000
   8.0% notes due 2003 ..........................     146,500          146,500
   7.0% notes due 2006 ..........................     110,000          110,000
   7.125% notes due 2008 ........................     100,000          100,000
   8.125% notes due 2009 ........................      50,000           50,000
   Put Option Notes due 2011 /(1)/ ..............     100,000          100,000
   MOPPRS due 2013 /(2)/ ........................     125,000          125,000
   7.5% notes due 2018 ..........................     200,000          200,000
   Term loan due 2002 ...........................      19,165           19,839
   Unsecured Revolving Loan due 2003 ............     228,500               --
                                                   ----------       ----------
                                                    1,179,165          951,339
                                                   ----------       ----------
      Total .....................................  $1,719,230       $1,587,019
                                                   ==========       ==========

     The aggregate maturities of the mortgages and notes payable at December 31, 2001 are as follows:

Year of Maturity                                Principal Amount
----------------                                ----------------
                                                ($ in thousands)
2002........................................      $    46,829
2003........................................          490,044 /(2)/
2004........................................           12,731 /(1)/
2005........................................           79,605
2006........................................          122,296
Thereafter..................................          967,725
                                                  -----------
                                                  $ 1,719,230
                                                  ===========

---------------
/(1)/ On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counterparty was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

/(2)/ On February 2, 1998, the Operating Partnership sold $125.0 million of
      MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835% from the date of issuance through

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- Continued

     January 31, 2003. After January 31, 2003, the interest rate to maturity on such MOPPRS will be 5.715% plus the applicable spread determined as of January 31, 2003. In connection with the initial issuance of the MOPPRS, a counterparty was granted a remarketing option to purchase the MOPPRS from the holders thereof on January 31, 2003 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the MOPPRS from the holders on January 31, 2003 at 100.0% of the principal amount plus accrued and unpaid interest.

SECURED INDEBTEDNESS

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $923.0 million at December 31, 2001.

UNSECURED INDEBTEDNESS

     The Operating Partnership's unsecured notes of $931.5 million bear coupon interest rates from 6.75% to 8.125% with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS and Put Option Notes, are redeemable at any time at the option of the Company, subject to certain conditions including the payment of make-whole amounts.

     The Company currently has a $300.0 million unsecured revolving loan (with $228.5 million outstanding at December 31, 2001) that matures in December 2003 and a $55.2 million secured revolving loan (with $3.9 million outstanding at December 31, 2001) that matures in March 2003. The Company's unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to the Company from time to time by the various rating agencies, the Company's unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and the Company's secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. The Company currently has a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under the Company's unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under the Company's secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, the Company is currently required to pay an annual facility fee equal to .20% of the total commitment on the unsecured revolving loan.

     The terms of each of the Company's revolving loans and the indenture that governs the Operating Partnership's outstanding unsecured notes require the Company to comply with various operating and financial covenants and performance ratios. The Company is currently in compliance with all such requirements.

INTEREST RATE HEDGE CONTRACTS

     To meet in part its long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. Borrowings under the two revolving loans bear interest at variable rates. The Company's long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates. In addition, the Company has assumed fixed rate and variable rate debt in connection with acquiring properties. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes.

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. MORTGAGES AND NOTES PAYABLE -- Continued

     The following table sets forth information regarding the Company's interest rate hedge contract as of December 31, 2001 ($ in thousands):

               Notional    Maturity                         Fixed   Fair Market
Type of Hedge   Amount       Date     Reference Rate         Rate     Value
-------------   ------    ---------   --------------       -------  -----------

Swap            $19,165   6/10/02    1-Month LIBOR + 0.75%   6.95%  $    (411)

     The interest rate on all of the Company's variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. Net (receipts)/payments made to counterparties under interest rate hedge contracts were $1,003,159, ($206,894) and $304,720 in 2001, 2000 and
1999, respectively, and were recorded as increases/(decreases) to interest expense.

     In addition, the Company is exposed to certain losses in the event of non-performance by the counterparty under the interest rate hedge contract. The Company expects the counterparty, which is a major financial institution, to perform fully under the contract. However, if the counterparty was to default on its obligations under the interest rate hedge contract, the Company could be required to pay the full rates on its debt, even if such rates were in excess of the rate in the contract.

OTHER INFORMATION

     Total interest capitalized was approximately $16,947,000, $23,669,000, and $29,147,000 in 2001, 2000 and 1999, respectively.

4. EMPLOYEE BENEFIT PLANS

MANAGEMENT COMPENSATION PROGRAM

     The Company's executive officers participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive's target level bonus is determined by competitive analysis and the executive's ability to influence overall performance of the Company and, assuming certain levels of the Company's performance, ranges from 40.0% to 85.0% of base salary depending on position in the Company. The eligible bonus percentage for each executive is determined by a weighted average of the Company's actual performance versus its annual plan using the following measures: return on invested capital; growth in funds from operations ("FFO") per share; property level cash flow as a percentage of plan; general and administrative expenses as a percentage of revenue; and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company's targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company's performance, annual incentive bonuses could range from zero to 200.0% of an executive's target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

     Beginning on January 1, 1999, the Company established an executive compensation program which allows executive officers to participate in a long term incentive plan which includes annual grants of stock options, restricted shares and grants of units in the Shareholder Value Plan. The stock options vest ratably over four years. The restricted shares vest 50.0% after three years and 50.0% after five years. The restricted share awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. EMPLOYEE BENEFIT PLANS - Continued

                                                            2001
                                                         ----------
Restricted shares outstanding at January 1, 2001......      104,945
Number of restricted shares awarded...................       89,910
Restricted shares repurchased or cancelled............       (5,249)
                                                         ----------
Restricted shares outstanding at December 31, 2001....      189,606
                                                         ==========
Annual expense, net...................................   $1,036,000
                                                         ==========
Average fair value per share..........................   $    24.82
                                                         ==========

     The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Common Stock plus the dividends on those shares exceeds a comparable index of the Company's peers over a three year period. The payout for this program is determined by the Company's percent change in shareholder return compared to the composite index of its peer group. If the Company's performance is not at least 100.0% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle begins each year under this program.

     In September 2000, the Company established a deferred compensation plan pursuant to which various executive officers could elect to defer a portion of the compensation that would otherwise be paid to the executive officer for investment in units of phantom stock. The maximum amount any executive officer can elect to defer for investment in units of phantom stock in any year is 25.0% each of his gross base salary and annual incentive bonus. At the end of each calendar quarter, any executive officer that elects to defer compensation in such a manner is credited with units of phantom stock at a 15.0% discount. Payouts will generally be made five years after the end of the calendar year in which units of phantom stock were credited. The units of phantom stock are recorded at market value at the date of grant as unearned compensation and amortized over the five year period.

401(K) SAVINGS PLAN

     The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6.0% of compensation deferred at the rate of 75.0% of employee contributions. During 2001, 2000 and 1999, the Company contributed $648,509, $955,303 and $763,319, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.

EMPLOYEE STOCK PURCHASE PLAN

     In August 1997, the Company instituted an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant's account balance is applied to acquire shares of Common Stock at 85.0% of the market value of the Common Stock, calculated as the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant can contribute up to 25.0% of their pay. Employees purchased 40,935 and 55,593 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2001 and 2000, respectively.

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

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. RENTAL INCOME - Continued

     Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2001, are as follows ($ in thousands):

2002........................   $   428,611
2003........................       377,999
2004........................       321,962
2005........................       264,185
2006........................       209,805
Thereafter..................       728,696
                               -----------
                               $ 2,331,258
                               ===========

6. RELATED PARTY TRANSACTIONS

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

     The Company has advanced $788,000 to an officer and director related to certain expenses paid by the Company on behalf of the officer and director.

7. STOCKHOLDERS' EQUITY

COMMON STOCK DISTRIBUTIONS

     Distributions paid on Common Stock were $2.31, $2.25 and $2.19 per share for the years ended December 31, 2001, 2000 and 1999, respectively.

     For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:

                                            2001        2000        1999
                                           ------      ------      ------
Per share:
   Ordinary income.....................    $ 1.81      $ 1.67      $ 1.70
   Capital gains.......................       .33         .58         .49
   Return of capital...................       .17          --          --
                                           ------      ------      ------
      Total............................    $ 2.31      $ 2.25      $ 2.19
                                           ======      ======      ======

     The Company's tax returns for the year ended December 31, 2001 have not been filed, and the taxability information for 2001 is based upon the best available data. The Company's tax returns have not been examined by the IRS, and therefore the taxability of distributions is subject to change.

     As of December 31, 2001, the tax basis of the Company's assets was $2.8 billion.

     On January 29, 2002, the Board of Directors declared a Common Stock distribution of $.585 per share payable on February 21, 2002, to stockholders of record on February 8, 2002.

                           HIGHWOODS PROPERTIES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. STOCKHOLDERS' EQUITY -- Continued

PREFERRED STOCK

     On February 12, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares"). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company's Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $86.25 distribution paid per Series A Preferred Share in 2000, $67.14 will be taxed as ordinary income and $19.11 will be taxed as capital gain. On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 of these shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit is retired.

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

STOCK REPURCHASES

     On April 25, 2001, the Company announced that its Board of Directors has authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. As of February 19, 2002, the Company has repurchased
1.4 million shares of Common Stock and Common Units at a weighted purchase price of $24.49 per share and a total purchase price of $33.1 million under this new repurchase program. In determining whether or not to repurchase additional capital stock, the Company will consider, among other factors, the effect of the repurchases on its liquidity and the price of its Common Stock. On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 Series A Preferred Shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit in the Operating Partnership was retired.

8. DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, the Company recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. DERIVATIVE FINANCIAL INSTRUMENTS -- Continued

in AOCL. Adoption of the standard also resulted in the Company recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

     The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate the Company's interest rate risk with respect to various debt instruments. The Company does not hold these derivatives for trading or speculative purposes.

     On the date that the Company enters into a derivative contract, it designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Company also assesses and documents, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

     All of the Company's derivatives are designated as cashflow hedges at December 31, 2001. The effective portion of the cumulative loss on the derivative instruments was $9.4 million at December 31, 2001 and was reported as a component of AOCL in stockholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2001 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million. The ineffective portion of the Company's derivatives' changes in fair value has resulted in a loss of $554,000 for the year ended December 31, 2001 which is included in interest and other income on the Consolidated Statements of Income.

     Derivative liabilities totaling approximately $411,000 related to the Company's interest rate swap agreement, with a notional amount of $19.2 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2001. The fair value of our interest rate swap agreement was $(411,000) at December 31, 2001. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss represents net income plus the results of certain non-stockholders' equity changes not reflected in the Consolidated Statements of Income. The components of accumulated other comprehensive loss are as follows ($ in thousands):

                                                                                    December 31,    December 31,
                                                                                        2001           2000
                                                                                    ------------    -----------
Net Income.........................................................                   $131,211        $133,487
Accumulated other comprehensive loss:
 Unrealized derivative losses on cashflow hedges...................                       (411)             --
 Reclassification of past hedging relationships....................                    (10,597)             --
 Amortization of past hedging relationships........................                      1,567              --
                                                                                      --------        --------
  Total accumulated comprehensive loss.............................                     (9,441)             --
                                                                                      --------        --------
  Total comprehensive income.......................................                   $121,770        $133,487
                                                                                      ========        ========

10. EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                         2001            2000            1999
                                                                      ----------      ----------      ----------
                                                                      ($ in thousands, except per share amounts)
Numerator:
     Income before minority interest and extraordinary item........   $ 150,873       $ 157,189       $ 166,213
     Non-convertible preferred stock dividends /(4)/...............     (31,500)        (32,580)        (32,580)
     Minority interest.............................................     (18,948)        (18,991)        (20,779)
     General partner's portion of extraordinary item...............        (714)         (4,711)         (7,341)
                                                                      ----------      ----------      ----------
Numerator for basic earnings per share -- income available to
          common shareholders......................................   $  99,711       $ 100,907       $ 105,513
     Effect of dilutive securities:
          Minority interest........................................          --              --              --
          Minority interest portion of extraordinary item..........          --              --              --
                                                                      ---------       ---------       ---------
                                                                             --              --              --

Numerator for diluted earnings per share -- net
     income available to common shareholders - after assumed
     conversions...................................................   $  99,711       $ 100,907       $ 105,513

Denominator:
Denominator for basic earnings per share --
     weighted average shares.......................................      54,228          59,175          61,443
     Effect of dilutive securites:
          Employee stock options /(4)/.............................         337             162              78
          Warrants /(4)/...........................................           6              10               8
          Common Units converted...................................          --              --              --
                                                                      ---------       ---------       ---------
     Dilutive potential common shares..............................         343             172              86
Denominator for diluted earnings per share --
     adjusted weighted average shares and assumed conversions......      54,571          59,347          61,529
Basic earnings per share...........................................   $    1.84       $    1.70       $    1.72
                                                                      =========       =========       =========
Diluted earnings per share.........................................   $    1.83 /(1)/ $    1.70 /(2)/ $    1.71 /(3)/
                                                                      =========       =========       =========

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. EARNINGS PER SHARE -- Continued

--------------

/(1)/ 7.6 million Common Units and the related $18.9 million in minority interest, net of $88,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

/(2)/ 8.4 million Common Units and the related $19.0 million in minority interest, net of $584,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

/(3)/ 9.3 million Common Units and the related $20.8 million in minority interest, net of $959,000 of the minority interest's portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

/(4)/ For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 4, 7 and 11.

The number of potentially convertible shares of common stock related to warrants and stock options are as follows:

                                                                                      December 31,    December 31,
                                                                                         2001            2000
                                                                                      ------------    ------------
Outstanding warrants...............................................                        843,035         843,035
Outstanding stock options..........................................                      3,854,624       3,273,658
Possible future issuance under stock option plan...................                      1,776,587       2,401,540
                                                                                      ------------    ------------
                                                                                         6,474,246       6,518,233
                                                                                      ============    ============

     As of December 31, 2001, the Company had 147,108,178 common shares available to be issued.

11. STOCK OPTIONS AND WARRANTS

     As of December 31, 2001, 6,000,000 shares of the Company's authorized Common Stock were reserved for issuance upon the exercise of options under the Amended and Restated 1994 Stock Option Plan. Options generally vest over a four- or five-year period beginning with the date of grant.

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

     Under SFAS 123, a public entity must estimate the fair value of a stock option by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS 123 provides examples of possible pricing models and includes the Black-

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. STOCK OPTIONS AND WARRANTS -- Continued

Scholes pricing model, which the Company used to develop its pro forma disclosures. However, as previously noted, the Company does not believe that such models provide a reliable single measure of the fair value of employee stock options. Furthermore, the Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2001 was estimated at the dates of the grant using the following weighted average assumptions: risk-free interest rates ranging between 5.76% and 6.11%, dividend yield of 9.00%, expected volatility of 17.2% and a weighted average expected life of the options of four years. The fair value of the options granted in 2000 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.78% and 6.67%, dividend yield of 10.91%, expected volatility of 21.5% and a weighted average expected life of the options of five years. The fair value of the options granted in 1999 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 4.21% and 6.81%, dividend yield of 10.65%, expected volatility of 22.0% and a weighted average expected life of the options of five years. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the dates of grant for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below:

                                                                                  Year ended
                                                                                 December 31,
                                                                       --------------------------------------
                                                                         2001         2000          1999
                                                                       ---------     ---------     ----------
                                                                   ($ in thousands, except per share amounts)
Net income available for common shareholders -- as reported........   $ 99,711      $100,907      $105,513
Net income available for common shareholders -- pro forma..........   $ 97,396      $ 98,468      $103,181
Net income per share -- basic (as reported)........................   $   1.84      $   1.71      $   1.72
Net income per share -- diluted (as reported)......................   $   1.83      $   1.70      $   1.71
Net income per share -- basic (pro forma)..........................   $   1.80      $   1.66      $   1.68
Net income per share -- diluted (pro forma)........................   $   1.79      $   1.66      $   1.68

     The following table summarizes information about employees' and Board of Directors' stock options outstanding at December 31, 2001, 2000 and 1999:

                                                                             Options Outstanding
                                                                           --------------------------
                                                                                           Weighted
                                                                                           Average
                                                                              Number      Exercise
                                                                             of Shares      Price
                                                                           -----------     ---------
Balances at December 31, 1998.............................................   4,023,551      $ 29.83
Options granted...........................................................   1,091,051        22.24
Options canceled..........................................................    (614,328)       30.82
Options exercised.........................................................    (100,840)       19.91
                                                                           -----------     --------

Balances at December 31, 1999.............................................   4,399,434        28.01
Options granted...........................................................   1,050,204        20.96
Options canceled..........................................................  (2,072,453)       32.17
Options exercised.........................................................    (103,527)       16.87
                                                                           -----------     --------

Balances at December 31, 2000.............................................   3,273,658        23.06
Options granted...........................................................     741,883        25.02
Options canceled..........................................................    (119,123)       26.98
Options exercised.........................................................     (41,794)       18.27
                                                                           -----------     --------

Balances at December 31, 2001.............................................   3,854,624      $ 23.38
                                                                           ===========     ========

                           HIGHWOODS PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. STOCK OPTIONS AND WARRANTS -- Continued

                                                                              Options Exercisable
                                                                           --------------------------
                                                                                            Weighted
                                                                                            Average
                                                                               Number       Exercise
                                                                             of Shares       Price
                                                                            -----------   -----------
December 31, 1999.........................................................   1,227,004      $ 26.47
December 31, 2000.........................................................   1,242,629      $ 24.45
December 31, 2001.........................................................   1,712,626      $ 23.76

     Exercise prices for options outstanding as of December 31, 2001 ranged from $9.54 to $30.70. The weighted average remaining contractual life of those options is 7.1 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2001, 2000 and 1999 was $1.11, $0.90 and $0.68, respectively.

WARRANTS

     In connection with various acquisitions in 1997, 1996 and 1995, the Company issued warrants to purchase shares of Common Stock.

     The following table sets forth information regarding warrants outstanding as of December 31, 2001:

                                                                            Number of      Exercise
Date of Issuance                                                             Warrants       Price
----------------                                                            ----------    ----------
February 1995.............................................................     35,000       $ 21.00
April 1996................................................................    150,000       $ 28.00
October 1997..............................................................    538,035       $ 32.50
December 1997.............................................................    120,000       $ 34.13
                                                                             --------
    Total.................................................................    843,035
                                                                             ========

     The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the respective dates of issuance. All warrants are exercisable from the dates of issuance. The warrants granted in October 1997 do not have an expiration date.

12. COMMITMENTS AND CONTINGENCIES

LAND LEASES

     Certain properties in the Company's wholly-owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

     For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85% of appraised value or $35,000 per acre.

     For one property, the Company has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $1,800,000 to $2,200,000 depending on the exercise date.

                           HIGHWOODS PROPERTIES, INC.

     The obligation for future minimum lease payments is as follows ($ in thousands):

2002....................       $    1,221
2003....................            1,203
2004....................            1,204
2005....................            1,206
2006....................            1,183
Thereafter..............           47,639
                               ----------
                               $   53,656
                               ==========

LITIGATION

     The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company's business, financial condition and results of operations.

CONTRACTS

     The Company has entered into construction contracts totaling $101.7 million as of December 31, 2001. The amounts remaining to be paid under these contracts as of December 31, 2001 totaled $30.5 million.

     The Company has entered into various contracts under which it is committed to acquire eight acres of land over a three year period for an aggregate purchase price of approximately $628,000.

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

13. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 were as follows:

                           HIGHWOODS PROPERTIES, INC.

                                                     Carrying          Fair
                                                      Amount           Value
                                                   -------------   ------------
                                                         ($ in thousands)

Cash and cash equivalents.......................    $       576    $       576
Accounts and notes receivable...................    $    67,420    $    67,420
Mortgages and notes payable.....................    $(1,719,230)   $(1,714,534)
Interest rate hedge contract....................    $      (411)   $      (411)

     The fair values for the Company's fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company's estimated incremental borrowing rate at December 31, 2001, for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

     The fair value of the Company's interest rate hedge contract represents the estimated amount the Company would receive or pay to terminate or replace the financial instrument at current market rates.

     Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 2001. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

14. ACQUISITIONS AND DISPOSITIONS

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

     During 2000, the Company contributed to joint ventures or sold approximately 8.2 million rentable square feet of office, industrial and retail properties and 272 acres of development land for gross proceeds of $801.1 million. The Company recorded a gain of $4.7 million related to these dispositions.

     During 2001, the Company contributed to joint ventures or sold approximately 425,000 rentable square feet of office and industrial properties,
215.7 acres of development land and 1,672 Apartment Units for gross proceeds of $180.3 million. The Company recorded a gain of $16.2 million related to these dispositions. Since December 31, 2001 through February 19, 2002, the Company has sold 128,000 square feet of office properties and 43.0 acres of development land for gross proceeds of $22.1 million.

15. SEGMENT INFORMATION

     The sole business of the Company is the acquisition, development and operation of rental real estate properties. The Company operates office, industrial and retail properties and apartment units. There are no material intersegment transactions.

     The Company's chief operating decision maker ("CDM") assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

                           HIGHWOODS PROPERTIES, INC.

     The accounting policies of the segments are the same as those described in
Note 1. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2001, 2000 and 1999 ($ in thousands):

                                                                              Year Ended December 31
                                                                     --------------------------------------
                                                                        2001           2000          1999
                                                                     ----------      ---------     --------
Rental Income:
Office segment.............................................          $  413,539    $  445,223    $  466,027
Industrial segment.........................................              47,046        44,559        51,168
Retail segment.............................................              37,734        36,127        32,799
Apartment segment..........................................               8,531        17,474        16,822
                                                                     ----------    ----------    ----------
Total Rental Income........................................          $  506,850    $  543,383    $  566,816
                                                                     ==========    ==========    ==========

Net Operating Income:
Office segment.............................................             282,734    $  310,955    $  319,209
Industrial segment.........................................              38,940        37,417        42,361
Retail segment.............................................              25,319        25,054        21,685
Apartment segment..........................................               4,915        10,190         9,486
                                                                     ----------    ----------    ----------
Total Net Operating Income.................................          $  351,908    $  383,616    $  392,741

Reconciliation to income before minority interest and
    extraordinary item:
Equity in earnings of unconsolidated affiliates............               8,911         3,863         1,185
Cost of unsuccessful transactions..........................                  --            --        (1,500)
Gain on disposition of land and depreciable assets.........              16,172         4,659         8,679
Interest and other income..................................              24,854        19,185        16,934
Interest expense...........................................            (108,501)     (112,827)     (117,134)
General and administrative expenses........................             (21,404)      (21,864)      (22,345)
Depreciation and amortization..............................            (121,067)     (119,443)     (112,347)
                                                                     ----------    ----------    ----------
Income before minority interest and extraordinary item.....          $  150,873    $  157,189    $  166,213
                                                                     ==========    ==========    ==========

                                                                                 At December 31
                                                                     --------------------------------------
                                                                        2001           2000          1999
                                                                     ----------    ----------    ----------
Total Assets:
Office segment.............................................          $2,859,876    $2,661,914    $3,002,953
Industrial segment.........................................             343,606       299,660       435,022
Retail segment.............................................             263,622       273,023       258,853
Apartment segment..........................................              10,397       118,144       118,549
Corporate and other........................................             170,785       348,861       200,820
                                                                     ----------    ----------    ----------
Total Assets...............................................          $3,648,286    $3,701,602    $4,016,197
                                                                     ==========    ==========    ==========

                           HIGHWOODS PROPERTIES, INC.

16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited):

     Selected quarterly financial data for the years ended December 31, 2001 and 2000 are as follows ($ in thousands):

                                                                             For the year ended December 31, 2001
                                                    -----------------------------------------------------------------------------
                                                    First Quarter   Second Quarter   Third Quarter   Fourth Quarter      Total
                                                    -------------   --------------   -------------   --------------    --------

Total Revenue...........................              $  137,267      $ 135,566        $ 134,141       $ 133,641      $ 540,615
                                                      ----------      ---------        ---------       ---------      ---------

Income before gain on disposition of land
   and depreciable assets, minority interest
   and extraordinary item...............                  36,954         35,707           35,452          26,588        134,701
Gain on disposition of land
  and depreciable assets................                   7,071          5,670            3,357              74         16,172
                                                      ----------      ---------        ---------       ---------      ---------
Income before minority interest
   and extraordinary item...............                  44,025         41,377           38,809          26,662        150,873
Minority interest.......................                  (5,251)        (5,095)          (4,820)         (3,782)       (18,948)
Extraordinary item -- loss on
   early extinguishment of debt........                     (193)          (325)               --           (196)          (714)
                                                      ----------      ---------        ---------       ---------      ---------

Net income..............................                  38,581         35,957           33,989          22,684        131,211
Dividends on preferred stock............                  (8,145)        (7,929)          (7,713)         (7,713)       (31,500)
                                                      ----------      ---------        ---------       ---------      ---------

Net income available for
   common shareholders..................              $   30,436      $  28,028        $  26,276       $  14,971      $  99,711
                                                      ==========      =========        =========       =========      =========

Net income per common
   share -- basic:
   Income before
    extraordinary item..................              $     0.54      $    0.53        $    0.49       $    0.29      $    1.85
   Extraordinary item -- loss
    on early extinguishment
    of debt.............................                      --          (0.01)           --              --             (0.01)
                                                      ----------      ---------        ---------       ---------      ---------

   Net income...........................              $     0.54      $    0.52        $    0.49       $    0.29      $    1.84
                                                      ==========      =========        =========       =========      =========

Net income per common
   share -- diluted:
   Income before
    extraordinary item..................              $     0.54      $    0.52        $    0.49       $    0.29      $    1.84
   Extraordinary item -- loss
    on early extinguishment
    of debt.............................                      --          (0.01)              --              --          (0.01)
                                                      ----------      ---------        ---------       ---------      ---------

   Net income...........................              $     0.54      $    0.51        $    0.49       $    0.29      $    1.83
                                                      ==========      =========        =========       =========      =========

                           HIGHWOODS PROPERTIES, INC.

    ($ in thousands)

                                                                             For the year ended December 31, 2000
                                                    ------------------------------------------------------------------------------
                                                    First Quarter   Second Quarter   Third Quarter   Fourth Quarter     Total
                                                    -------------   --------------   -------------   --------------   ----------

Total Revenue...........................              $  141,159      $ 145,121        $ 138,986       $ 141,165      $ 566,431
                                                      ----------      ---------        ---------       ---------      ---------

Income before cost of
    unsuccessful transactions,
    gain/(loss) on disposition of
    assets, minority interest and
    extraordinary item..................                  40,506         40,537           35,938          35,549        152,530
Gain/(loss) on disposition of assets....                   6,946        (26,062)          10,552          13,223          4,659
                                                      ----------      ---------        ---------       ---------      ---------

Income before minority interest
    and extraordinary item..............                  47,452         14,475           46,490          48,772        157,189
Minority interest.......................                  (6,020)        (1,822)          (5,298)         (5,851)       (18,991)
Extraordinary item -- loss on early
    extinguishment of debt..............                    (195)          (839)          (3,310)           (367)        (4,711)
                                                      ----------      ---------        ---------       ---------      ---------

Net income..............................                  41,237         11,814           37,882          42,554        133,487
Dividends on preferred stock............                  (8,145)        (8,145)          (8,145)         (8,145)       (32,580)
                                                      ----------      ---------        ---------       ---------      ---------

Net income available for common
    shareholders........................              $   33,092      $   3,669        $  29,737       $  34,409      $ 100,907
                                                      ==========      =========        =========       =========      =========

Net income per common
    share -- basic:
    Income before
    extraordinary item..................              $     0.55      $    0.08        $    0.56       $    0.59      $    1.78
    Extraordinary item -- loss
    on early extinguishment
    of debt.............................                      --          (0.01)           (0.06)          (0.01)         (0.08)
                                                      ----------      ---------        ---------       ---------      ---------

    Net income..........................              $     0.55      $    0.07        $    0.50       $    0.58      $    1.70
                                                      ==========      =========        =========       =========      =========

Net income per common
    share -- diluted:
    Income before
    extraordinary item..................              $     0.55      $    0.08        $    0.56       $    0.59      $    1.78
    Extraordinary item -- loss
    on early extinguishment
    of debt.............................                      --          (0.01)           (0.06)          (0.01)         (0.08)
                                                      ----------      ---------        ---------       ---------      ---------

    Net income..........................              $     0.55      $    0.07        $    0.50       $    0.58      $    1.70
                                                      ==========      =========        =========       =========      =========

HIGHWOODS PROPERTIES, INC.

SCHEDULE III  -  REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2001
(In Thousands)

                                                                                                         Cost Capitalized subsequent
                                                                                      Initial Cost              to Acquistion
                                                                                      ------------       ---------------------------
                                                                     2001                   Building &                 Building &
            Description                      JDE         City    Encumberance     Land     Improvements     Land      Improvements
-------------------------------------    -----------  --------- --------------  --------  -------------- ---------  ----------------
Atlanta, GA
Two Point Royal                             20060      Atlanta                    1,793       14,951           -             373
400 North Business Park                     20070      Atlanta                      979        6,112           -             241
50 Glenlake                                 20080      Atlanta                    2,500       20,000           -             285
6348 Northeast Expressway                   20090      Atlanta                      277        1,629           -             107
6438 Northeast Expressway                   20100      Atlanta                      181        2,225           -             122
Bluegrass Lakes I                           20110      Atlanta                      816        3,775           -             (11)
Bluegrass Place I                           20130      Atlanta                      491        2,016           -              30
Bluegrass Place II                          20140      Atlanta                      412        2,529           -              41
Bluegrass Valley                            20150      Atlanta                    1,363            -           -           3,641
Bluegrass Land Site V10                     20160      Atlanta                    1,823            -           -               -
Bluegrass Land Site V14                     20170      Atlanta                    2,365            -           -               -
1700 Century Circle                         28330      Atlanta                        -        2,456           -               -
1700 Century Center                         20180      Atlanta                    1,115        3,148           -             567
1800 Century Boulevard                      20190      Atlanta                    1,441       28,939           -             857
1875 Century Boulevard                      20200      Atlanta                        -        8,790           -             483
1900 Century Boulevard                      20210      Atlanta                        -        4,721           -             815
2200 Century Parkway                        20220      Atlanta                        -       14,274           -           1,667
2400 Century Center                         20230      Atlanta                        -       14,970           -              50
2600 Century Parkway                        20240      Atlanta                        -       10,254           -           1,162
2635 Century Parkway                        20250      Atlanta                        -       21,083           -           1,379
2800 Century Parkway                        20260      Atlanta                        -       19,963           -             670
Chattahoochee Avenue                        20270      Atlanta                      248        1,817           -             285
Chastain Place I                            20280      Atlanta                      472        3,011           -             952
Chastain Place II                           20290      Atlanta                      607        2,097           -              16
Chastain Place III                          20300      Atlanta                      539        1,662           -              (1)
Corporate Lakes                             20320      Atlanta                    1,275        7,227           -             589
Cosmopolitan North                          20330      Atlanta                    2,855        4,155           -           1,328
Century Plaza I                             20340      Atlanta                    1,290        8,425           -           1,091
Century Plaza II                            20350      Atlanta                    1,380        7,589           -             363
Century Plaza III                           20360      Atlanta                      570            -         293               -
EKA Chemical                                20400      Atlanta                      609        9,883           -               3
1035 Fred Drive                             20410      Atlanta                      270        1,239           -              38
5125 Fulton Industrial Drive                20430      Atlanta                      578        3,116           -              92
Gwinnett Distribution Center                20470      Atlanta                    1,128        5,943           -             415
Kennestone Corporate Center                 20480      Atlanta                      518        4,874           -             309
La Vista Business Park                      20490      Atlanta                      821        5,244           -             673
Norcross I & II                             20500      Atlanta                      326        1,979           -             103
Nortel                                      20510      Atlanta                    3,342       32,109           -              14
Newpoint Place I                            20520      Atlanta                      825        3,799           -              20
Newpoint Place II                           20530      Atlanta                    1,436        3,321          47           1,536
Newpoint Place III                          20540      Atlanta                      661        1,866           -             705
Newpoint Place Land                         20550      Atlanta                      187            -       1,141              10
Oakbrook I                                  20570      Atlanta        (6)           873        4,948           -             273
Oakbrook II                                 20580      Atlanta        (6)         1,579        8,388           -           1,299
Oakbrook III                                20590      Atlanta        (6)         1,480        8,388           -             339
Oakbrook IV                                 20600      Atlanta        (6)           953        5,400           -             401
Oakbrook V                                  20610      Atlanta        (6)         2,206       12,501           -             898
Oakbrook Summit                             20620      Atlanta                      950        6,572           -             706
Oxford Lake Business Center                 20630      Atlanta                      855        7,014           -             259
Peachtree Corners Land                      20650      Atlanta                    1,232            -                           -
Southside Distribution Center               20690      Atlanta                      810        1,219           -           3,391
Highwoods Center I at Tradeport             20720      Atlanta                      305        3,299           -             118
Highwoods Center II at Tradeport            20710      Atlanta                      635        3,474           -             757
Highwoods Center III at Tradeport           28590      Atlanta                      402        2,121           3             123
Tradeport Land                              20730      Atlanta                    5,726            -                          23

                                          Gross Amount at Which                                                           Life on
                                          Carried at Close of Period                                                       Which
                                          --------------------------
                                                        Building &                     Accumulated        Date of      Depreciation
                                            Land       Improvements      Total(12)     Depreciation     Construction    is Computed
                                          --------   ----------------   -----------   --------------   --------------  -------------
Atlanta, GA
Two Point Royal                            1,793         15,324             17,117         1,634             1997          5-40 yrs.
400 North Business Park                      979          6,353              7,332           794             1985          5-40 yrs.
50 Glenlake                                2,500         20,285             22,785         2,193             1997          5-40 yrs.
6348 Northeast Expressway                    277          1,736              2,013           217             1978          5-40 yrs.
6438 Northeast Expressway                    181          2,347              2,528           295             1981          5-40 yrs.
Bluegrass Lakes I                            816          3,764              4,580           477             1999          5-40 yrs.
Bluegrass Place I                            491          2,046              2,537           225             1995          5-40 yrs.
Bluegrass Place II                           412          2,570              2,982           282             1996          5-40 yrs.
Bluegrass Valley                           1,363          3,641              5,004           232             2000          5-40 yrs.
Bluegrass Land Site V10                    1,823              -              1,823             -             1999          5-40 yrs.
Bluegrass Land Site V14                    2,365              -              2,365             -             1999          5-40 yrs.
1700 Century Circle                            -          2,456              2,456            64             1983          5-40 yrs.
1700 Century Center                        1,115          3,715              4,830           732             1972          5-40 yrs.
1800 Century Boulevard                     1,441         29,796             31,237         3,829             1975          5-40 yrs.
1875 Century Boulevard                         -          9,273              9,273         1,222             1976          5-40 yrs.
1900 Century Boulevard                         -          5,536              5,536           932             1971          5-40 yrs.
2200 Century Parkway                           -         15,941             15,941         2,397             1971          5-40 yrs.
2400 Century Center                            -         15,020             15,020         2,588             1998          5-40 yrs.
2600 Century Parkway                           -         11,416             11,416         1,503             1973          5-40 yrs.
2635 Century Parkway                           -         22,462             22,462         3,048             1980          5-40 yrs.
2800 Century Parkway                           -         20,633             20,633         2,555             1983          5-40 yrs.
Chattahoochee Avenue                         248          2,102              2,350           415             1970          5-40 yrs.
Chastain Place I                             472          3,963              4,435           987             1997          5-40 yrs.
Chastain Place II                            607          2,113              2,720           435             1998          5-40 yrs.
Chastain Place III                           539          1,661              2,200           284             1999          5-40 yrs.
Corporate Lakes                            1,275          7,816              9,091         1,204             1988          5-40 yrs.
Cosmopolitan North                         2,855          5,483              8,338         1,039             1980          5-40 yrs.
Century Plaza I                            1,290          9,516             10,806           589             1981          5-40 yrs.
Century Plaza II                           1,380          7,952              9,332           487             1984          5-40 yrs.
Century Plaza III                            863              -                863             -             1984          5-40 yrs.
EKA Chemical                                 609          9,886             10,495           937             1998          5-40 yrs.
1035 Fred Drive                              270          1,277              1,547           159             1973          5-40 yrs.
5125 Fulton Industrial Drive                 578          3,208              3,786           423             1973          5-40 yrs.
Gwinnett Distribution Center               1,128          6,358              7,486           876             1991          5-40 yrs.
Kennestone Corporate Center                  518          5,183              5,701           664             1985          5-40 yrs.
La Vista Business Park                       821          5,917              6,738           882             1973          5-40 yrs.
Norcross I & II                              326          2,082              2,408           262             1970          5-40 yrs.
Nortel                                     3,342         32,123             35,465         3,045             1998          5-40 yrs.
Newpoint Place I                             825          3,819              4,644         1,006             1998          5-40 yrs.
Newpoint Place II                          1,483          4,857              6,340           417             1999          5-40 yrs.
Newpoint Place III                           661          2,571              3,232           456             1998          5-40 yrs.
Newpoint Place Land                        1,328             10              1,338             -              N/A             N/A
Oakbrook I                                   873          5,221              6,094           759             1981          5-40 yrs.
Oakbrook II                                1,579          9,687             11,266         1,787             1983          5-40 yrs.
Oakbrook III                               1,480          8,727             10,207         1,325             1984          5-40 yrs.
Oakbrook IV                                  953          5,801              6,754           831             1985          5-40 yrs.
Oakbrook V                                 2,206         13,399             15,605         2,114             1985          5-40 yrs.
Oakbrook Summit                              950          7,278              8,228         1,048             1981          5-40 yrs.
Oxford Lake Business Center                  855          7,273              8,128           858             1985          5-40 yrs.
Peachtree Corners Land                     1,232              -              1,232             -              N/A             N/A
Southside Distribution Center                810          4,610              5,420           571             1988          5-40 yrs.
Highwoods Center I at Tradeport              305          3,417              3,722           550             1999          5-40 yrs.
Highwoods Center II at Tradeport             635          4,231              4,866           503             1999          5-40 yrs.
Highwoods Center III at Tradeport            405          2,244              2,649             7             2001          5-40 yrs.
Tradeport Land                             5,726             23              5,749             1              N/A             N/A

                                                                                                         Cost Capitalized subsequent
                                                                                    Initial Cost                to Acquistion
                                                                                -----------------------  ---------------------------
                                                                    2001                   Building &                  Building &
            Description                JDE           City        Encumberance    Land     Improvements      Land      Improvements
----------------------------------  -----------  -------------  --------------  -------  --------------  ----------  ---------------
Tradeport Place I                      20740         Atlanta                       557        2,669            -          184
Tradeport Place II                     20750         Atlanta                       557        3,456            -           59
Tradeport Place III                    20760         Atlanta                         -            -          668        3,835
Tradeport Place IV                     28260         Atlanta                       661        3,182            -          (12)

Baltimore, MD
Sportsman Club Land                    20770        Baltimore                   24,700            -            -            -

Charlotte, NC                                                                                                  -
Ridgefield                             20030        Charlotte                      793            -            -            -
4101 Stuart Andrew Boulevard           20800        Charlotte                       70          510            -          265
4105 Stuart Andrew Boulevard           20810        Charlotte                       26          189            -           34
4109 Stuart Andrew Boulevard           20820        Charlotte                       87          636            -           72
4201 Stuart Andrew Boulevard           20830        Charlotte                      110          809            -           88
4205 Stuart Andrew Boulevard           20840        Charlotte                      134          979            -           63
4209 Stuart Andrew Boulevard           20850        Charlotte                       91          665            -          106
4215 Stuart Andrew Boulevard           20860        Charlotte                      133          978            -           94
4301 Stuart Andrew Boulevard           20870        Charlotte                      232        1,702            -          171
4321 Stuart Andrew Boulevard           20880        Charlotte                       73          534            -           42
4601 Park Square                       20890        Charlotte                    2,601        7,802            -          322
Alston & Bird                          20900        Charlotte                    2,362        5,379            4           40
First Citizens Building                20910        Charlotte                      647        5,528            -          699
Twin Lakes Distribution Center         20920        Charlotte                    2,816        6,570            -            1
Mallard Creek I                        20930        Charlotte                    1,248        4,142            -          605
Mallard Creek III                      20940        Charlotte                      845        4,762            -          140
Mallard Creek IV                       20950        Charlotte                      348        1,152            -            4
Mallard Creek V                        20960        Charlotte                    1,665        8,738            -        2,145
Mallard Creek VI                       20970        Charlotte                      839            -                         -
Oakhill Land                           20990        Charlotte                    2,796            -                         -
Oakhill Business Park English Oak      21000        Charlotte         (6)          750        4,248            -          300
Oakhill Business Park Laurel Oak       21010        Charlotte         (6)          471        2,671            -          405
Oakhill Business Park Live Oak         21020        Charlotte                    1,403        5,611            -        1,152
Oakhill Business Park Scarlet Oak      21030        Charlotte         (6)        1,073        6,078            -          545
Oakhill Business Park Twin Oak         21040        Charlotte         (6)        1,243        7,044            -          653
Oakhill Business Park Willow Oak       21050        Charlotte         (6)          442        2,505            -          890
Oakhill Business Park Water Oak        21060        Charlotte         (6)        1,623        9,196            -          933
Pinebrook                              21070        Charlotte                      846        4,607            -          387
One Parkway Plaza Building             21080        Charlotte                    1,110        4,741            -          884
Two Parkway Plaza Building             21090        Charlotte                    1,694        6,777            -        1,428
Three Parkway Plaza Building           21100        Charlotte         (3)        1,570        6,282            -          815
Six Parkway Plaza Building             21110        Charlotte                        -        2,438            -          531
Seven Parkway Plaza Building           21120        Charlotte                        -        4,648            -          253
Eight Parkway Plaza Building           21130        Charlotte                        -        4,698            -          203
Nine Parkway Plaza Building            21140        Charlotte                        -        6,008            -           40
Eleven Parkway Plaza Building          21150        Charlotte                        -        2,328          160          219
Twelve Parkway Plaza Building          21160        Charlotte                      112        1,489            -          302
Fourteen Parkway Plaza Building        21170        Charlotte                      483        6,077            -          963
385 Land                               22420        Charlotte                    1,801            -            -            -
University Center                      28400        Charlotte                    1,296          216                        (7)
University Center - Land               28410        Charlotte                    7,840            -            -            -
Oakhill Land                           28700        Charlotte                    1,148            -            -            -

Columbia, SC
Centerpoint I                          21270         Columbia                    1,313        7,441            -          437
Centerpoint II                         21280         Columbia                    1,183        8,724            1           12
Centerpoint V                          21290         Columbia                      265        1,279            -          341
Centerpoint VI                         21300         Columbia                      276            -                         -
Fontaine I                             21310         Columbia                    1,219        6,907            -        1,842
Fontaine II                            21320         Columbia                      941        5,335            -          792
Fontaine III                           21330         Columbia                      853        4,833            -           94
Fontaine V                             21340         Columbia                      395        2,237            -           19

Piedmont Triad, NC                                                                                             -            -
Concourse Center 1                     21360      Piedmont Triad                   946        7,646         (946)      (7,646)
ECPI                                   21370      Piedmont Triad                   431        2,522         (431)      (2,522)
Bissell Land                           21380      Piedmont Triad                   990            -         (990)           -
6348 Burnt Poplar                      21390      Piedmont Triad                   721        2,883            -           26
6350 Burnt Poplar                      21400      Piedmont Triad                   339        1,365            -           64
Chimney Rock A/B                       21410      Piedmont Triad                 1,610        3,757            1          510
Chimney Rock C                         21420      Piedmont Triad                   604        1,408            -            6




                                          Gross Amount at Which                                                           Life on
                                          Carried at Close of Period                                                       Which
                                          --------------------------
                                                        Building &                     Accumulated        Date of      Depreciation
                                            Land       Improvements      Total(12)     Depreciation     Construction    is Computed
                                          --------   ----------------   -----------   --------------   --------------  -------------
Tradeport Place I                             557          2,853           3,410             420             1999        5-40 yrs.
Tradeport II                                  557          3,515           4,072             581             1999        5-40 yrs.
Tradeport III                                 668          3,835           4,503             275             1999        5-40 yrs.
Tradeport IV                                  661          3,170           3,831               -             2001        5-40 yrs.

Baltimore, MD
Sportsman Club Land                        24,700              -          24,700               -              N/A           N/A

Charlotte, NC
Ridgefield                                    793              -             793               -              N/A           N/A
4101 Stuart Andrew Boulevard                   70            775             845             266             1984        5-40 yrs.
4105 Stuart Andrew Boulevard                   26            223             249              52             1984        5-40 yrs.
4109 Stuart Andrew Boulevard                   87            708             795             136             1984        5-40 yrs.
4201 Stuart Andrew Boulevard                  110            897           1,007             174             1982        5-40 yrs.
4205 Stuart Andrew Boulevard                  134          1,042           1,176             199             1982        5-40 yrs.
4209 Stuart Andrew Boulevard                   91            771             862             168             1982        5-40 yrs.
4215 Stuart Andrew Boulevard                  133          1,072           1,205             210             1982        5-40 yrs.
4301 Stuart Andrew Boulevard                  232          1,873           2,105             359             1982        5-40 yrs.
4321 Stuart Andrew Boulevard                   73            576             649             108             1982        5-40 yrs.
4601 Park Square                            2,601          8,124          10,725             792             1972        5-40 yrs.
Alston & Bird                               2,366          5,419           7,785             534             1965        5-40 yrs.
First Citizens Building                       647          6,227           6,874           1,390             1989        5-40 yrs.
Twin Lakes Distribution Center              2,816          6,571           9,387             588             1991        5-40 yrs.
Mallard Creek I                             1,248          4,747           5,995             501             1986        5-40 yrs.
Mallard Creek III                             845          4,902           5,747             469             1990        5-40 yrs.
Mallard Creek IV                              348          1,156           1,504             105             1993        5-40 yrs.
Mallard Creek V                             1,665         10,883          12,548           1,023             1999        5-40 yrs.
Mallard Creek VI                              839              -             839               -              N/A           N/A
Oakhill Land                                2,796              -           2,796               -              N/A           N/A
Oakhill Business Park English Oak             750          4,548           5,298             644             1984        5-40 yrs.
Oakhill Business Park Laurel Oak              471          3,076           3,547             554             1984        5-40 yrs.
Oakhill Business Park Live Oak              1,403          6,763           8,166           1,211             1989        5-40 yrs.
Oakhill Business Park Scarlet Oak           1,073          6,623           7,696           1,051             1982        5-40 yrs.
Oakhill Business Park Twin Oak              1,243          7,697           8,940           1,191             1985        5-40 yrs.
Oakhill Business Park Willow Oak              442          3,395           3,837             813             1982        5-40 yrs.
Oakhill Business Park Water Oak             1,623         10,129          11,752           1,794             1985        5-40 yrs.
Pinebrook                                     846          4,994           5,840             654             1986        5-40 yrs.
One Parkway Plaza Building                  1,110          5,625           6,735             997             1982        5-40 yrs.
Two Parkway Plaza Building                  1,694          8,205           9,899           2,043             1983        5-40 yrs.
Three Parkway Plaza Building                1,570          7,097           8,667           1,378             1984        5-40 yrs.
Six Parkway Plaza Building                      -          2,969           2,969             746             1996        5-40 yrs.
Seven Parkway Plaza Building                    -          4,901           4,901             757             1985        5-40 yrs.
Eight Parkway Plaza Building                    -          4,901           4,901             747             1986        5-40 yrs.
Nine Parkway Plaza Building                     -          6,048           6,048             918             1984        5-40 yrs.
Eleven Parkway Plaza                          160          2,547           2,707             387             1999        5-40 yrs.
Twelve Parkway Plaza                          112          1,791           1,903             203             1999        5-40 yrs.
Fourteen Parkway Plaza Building               483          7,040           7,523             733             1999        5-40 yrs.
385 Land                                    1,801              -           1,801               -              N/A           N/A
University Center                           1,296            209           1,505               4             2001        5-40 yrs.
University Center - Land                    7,840              -           7,840               -              N/A           N/A
Oakhill Land                                1,148              -           1,148               -              N/A           N/A

Columbia, SC
Centerpoint I                               1,313          7,878           9,191           1,118             1988        5-40 yrs.
Centerpoint II                              1,184          8,736           9,920           1,530             1996        5-40 yrs.
Centerpoint V                                 265          1,620           1,885             356             1997        5-40 yrs.
Centerpoint VI                                276              -             276               -              N/A           N/A
Fontaine I                                  1,219          8,749           9,968           1,089             1985        5-40 yrs.
Fontaine II                                   941          6,127           7,068           1,416             1987        5-40 yrs.
Fontaine III                                  853          4,927           5,780             696             1988        5-40 yrs.
Fontaine V                                    395          2,256           2,651             298             1990        5-40 yrs.

Piedmont Triad, NC
Concourse Center 1                              -              -               -                             1999        5-40 yrs.
ECPI                                            -              -               -                             2000        5-40 yrs.
Bissell Land                                    -              -               -               -              N/A           N/A
6348 Burnt Poplar                             721          2,909           3,630             501             1990        5-40 yrs.
6350 Burnt Poplar                             339          1,429           1,768             250             1992        5-40 yrs.
Chimney Rock A/B                            1,611          4,267           5,878             445             1981        5-40 yrs.
Chimney Rock C                                604          1,414           2,018             136             1983        5-40 yrs.

                                                                                                        Cost Capitalized subsequent
                                                                                    Initial Cost               to Acquistion
                                                                               -----------------------  ---------------------------
                                                                   2001                   Building &                  Building &
            Description                 JDE          City      Encumberance      Land     Improvements    Land       Improvements
---------------------------------    ---------  -------------- --------------  --------  -------------  --------   ----------------
Chimney Rock D                         21430    Piedmont Triad                    236           550          -              53
Chimney Rock E                         21440    Piedmont Triad                  1,692         3,948          1              55
Chimney Rock F                         21450    Piedmont Triad                  1,431         3,338          1               3
Chimney Rock G                         21460    Piedmont Triad                  1,044         2,435          1              12
Deep River Corporate Center            21470    Piedmont Triad                  1,033         5,855          -             318
Airpark East-Copier Consultants        21480    Piedmont Triad      (2)           252         1,008        (29)            124
Airpark East-Building 1                21490    Piedmont Triad      (2)           377         1,510          -             160
Airpark East-Building 2                21500    Piedmont Triad      (2)           461         1,842          -              31
Airpark East-Building 3                21510    Piedmont Triad      (2)           321         1,283          -             153
Airpark East-HewlettPackard            21520    Piedmont Triad      (2)           149           727        315             337
Airpark East-Inacom Building           21530    Piedmont Triad      (2)           106           478        159             294
Airpark East-Simplex                   21540    Piedmont Triad      (2)           103           526        168             260
Airpark East-Building A                21550    Piedmont Triad      (2)           541         2,913        (33)            676
Airpark East-Building B                21560    Piedmont Triad      (2)           779         3,200        (43)            433
Airpark East-Building C                21570    Piedmont Triad      (2)         2,384         9,535          -           1,721
Airpark East-Building D                21580    Piedmont Triad      (2)           271         3,213        579             730
Airpark East-Service Center 1          21610    Piedmont Triad      (2)           275         1,099        (39)            134
Airpark East-Service Center 2          21620    Piedmont Triad      (2)           222           889        (31)            119
Airpark East-Service Center 3          21630    Piedmont Triad      (2)           304         1,214          -              65
Airpark East-Service Center 4          21640    Piedmont Triad      (2)           224           898          -             186
Airpark East-Service Court             21650    Piedmont Triad      (2)           194           774        (24)             57
Airpark East-Warehouse 1               21660    Piedmont Triad      (2)           384         1,535        (29)             99
Airpark East-Warehouse 2               21670    Piedmont Triad      (2)           372         1,488          -              99
Airpark East-Warehouse 3               21680    Piedmont Triad      (2)           370         1,480        (30)             55
Airpark East-Warehouse 4               21690    Piedmont Triad      (2)           657         2,628          -             182
Airpark East-Highland                  21700    Piedmont Triad      (2)           175           699        (30)            376
Inman Road Land                        21830    Piedmont Triad                  2,363             -                          -
7906 Industrial Village Road           21840    Piedmont Triad                     62           455          -              23
7908 Industrial Village Road           21850    Piedmont Triad                     62           455          -              34
7910 Industrial Village Road           21860    Piedmont Triad                     62           455          -              50
Jefferson Pilot Land                   21870    Piedmont Triad                 11,199             -          -               -
Airpark North-DC1                      21880    Piedmont Triad      (2)           723         2,891        134             229
Airpark North-DC2                      21890    Piedmont Triad      (2)         1,094         4,375        203             107
Airpark North-DC3                      21900    Piedmont Triad      (2)           378         1,511         70             215
Airpark North-DC4                      21910    Piedmont Triad      (2)           377         1,508         70             141
Airpark North Land                     21920    Piedmont Triad                    804             -       (804)              -
2606 Phoenix Drive-100 Series          21940    Piedmont Triad                     63           466          -               3
2606 Phoenix Drive-200 Series          21950    Piedmont Triad                     63           466          -              89
2606 Phoenix Drive-300 Series          21960    Piedmont Triad                     31           229          -             125
2606 Phoenix Drive-400 Series          21970    Piedmont Triad                     52           382          -              23
2606 Phoenix Drive-500 Series          21980    Piedmont Triad                     64           471          -              24
2606 Phoenix Drive-600 Series          21990    Piedmont Triad                     78           575          -              31
2606 Phoenix Drive-700 Series          22000    Piedmont Triad                      -           533          -             203
2606 Phoenix Drive-800 Series          22010    Piedmont Triad                                2,308                        214
Highwoods Park Building 1              28670    Piedmont Triad                  1,980         7,273         12             237
500 Radar Road                         22110    Piedmont Triad                    202         1,484          -             124
502 Radar Road                         22120    Piedmont Triad                     39           285          -              80
504 Radar Road                         22130    Piedmont Triad                     39           285          -              15
506 Radar Road                         22140    Piedmont Triad                     39           285          -              14
Regency One-Piedmont Center            22150    Piedmont Triad                    515         2,347          -             578
Regency Two-Piedmont Center            22160    Piedmont Triad                    435         1,859          -             531
Sears Cenfact                          22170    Piedmont Triad                    861         3,446        (31)            348
Airpark South Warehouse 1              22210    Piedmont Triad                    537         2,934          8            (423)
Airpark South Warehouse 2              22220    Piedmont Triad                    733         2,548         11             (36)
Airpark South Warehouse 3              22230    Piedmont Triad                    599         2,365          -               -
Airpark South Warehouse 4              22240    Piedmont Triad                    489         2,175          7             244
Airpark South Warehouse 6              22250    Piedmont Triad                  1,690         3,915         26               6
Airpark West 1                         22270    Piedmont Triad      (3)           954         3,817          -             847
Airpark West 2                         22280    Piedmont Triad      (3)           887         3,536         (3)            528
Airpark West 4                         22290    Piedmont Triad      (3)           226           903          -             186
Airpark West 5                         22300    Piedmont Triad      (3)           242           966          -             160
Airpark West 6                         22310    Piedmont Triad      (3)           326         1,308          -             163
7327 West Friendly Avenue              22320    Piedmont Triad                     60           441          -              22
7339 West Friendly Avenue              22330    Piedmont Triad                     63           465          -              41
7341 West Friendly Avenue              22340    Piedmont Triad                    113           831          -             134
7343 West Friendly Avenue              22350    Piedmont Triad                     72           531          -              27
7345 West Friendly Avenue              22360    Piedmont Triad                     66           485          -              25
7347 West Friendly Avenue              22370    Piedmont Triad                     97           709          -              84
7349 West Friendly Avenue              22380    Piedmont Triad                     53           388          -              17
7351 West Friendly Avenue              22390    Piedmont Triad                    106           778          -              30



                                      Gross Amount at Which                                                           Life on
                                      Carried at Close of Period                                                       Which
                                      --------------------------
                                                    Building &                     Accumulated        Date of      Depreciation
            Description                 Land       Improvements      Total(12)     Depreciation     Construction    is Computed
---------------------------------     --------   ---------------    -----------   --------------   --------------  -------------
Chimney Rock D                            236            603             839             98             1983         5-40 yrs.
Chimney Rock E                          1,693          4,003           5,696            384             1985         5-40 yrs.
Chimney Rock F                          1,432          3,341           4,773            319             1987         5-40 yrs.
Chimney Rock G                          1,045          2,447           3,492            232             1987         5-40 yrs.
Deep River Corporate Center             1,033          6,173           7,206            997             1989         5-40 yrs.
Airpark East-Copier Consultants           223          1,132           1,355            212             1990         5-40 yrs.
Airpark East-Building 1                   377          1,670           2,047            331             1990         5-40 yrs.
Airpark East-Building 2                   461          1,873           2,334            325             1986         5-40 yrs.
Airpark East-Building 3                   321          1,436           1,757            282             1986         5-40 yrs.
Airpark East-HewlettPackard               464          1,064           1,528            280             1996         5-40 yrs.
Airpark East-Inacom Building              265            772           1,037            252             1996         5-40 yrs.
Airpark East-Simplex                      271            786           1,057            213             1997         5-40 yrs.
Airpark East-Building A                   508          3,589           4,097            833             1986         5-40 yrs.
Airpark East-Building B                   736          3,633           4,369            808             1988         5-40 yrs.
Airpark East-Building C                 2,384         11,256          13,640          2,093             1990         5-40 yrs.
Airpark East-Building D                   850          3,943           4,793            993             1997         5-40 yrs.
Airpark East-Service Center 1             236          1,233           1,469            284             1985         5-40 yrs.
Airpark East-Service Center 2             191          1,008           1,199            199             1985         5-40 yrs.
Airpark East-Service Center 3             304          1,279           1,583            263             1985         5-40 yrs.
Airpark East-Service Center 4             224          1,084           1,308            219             1985         5-40 yrs.
Airpark East-Service Court                170            831           1,001            169             1990         5-40 yrs.
Airpark East-Warehouse 1                  355          1,634           1,989            306             1985         5-40 yrs.
Airpark East-Warehouse 2                  372          1,587           1,959            314             1985         5-40 yrs.
Airpark East-Warehouse 3                  340          1,535           1,875            276             1986         5-40 yrs.
Airpark East-Warehouse 4                  657          2,810           3,467            547             1988         5-40 yrs.
Airpark East-Highland                     145          1,075           1,220            147             1990         5-40 yrs.
Inman Road Land                         2,363              -           2,363              -              N/A            N/A
7906 Industrial Village Road               62            478             540             78             1985         5-40 yrs.
7908 Industrial Village Road               62            489             551             95             1985         5-40 yrs.
7910 Industrial Village Road               62            505             567             93             1985         5-40 yrs.
Jefferson Pilot Land                   11,199              -          11,199              -              N/A            N/A
Airpark North - DC1                       857          3,120           3,977            552             1986         5-40 yrs.
Airpark North - DC2                     1,297          4,482           5,779            793             1987         5-40 yrs.
Airpark North - DC3                       448          1,726           2,174            427             1988         5-40 yrs.
Airpark North - DC4                       447          1,649           2,096            346             1988         5-40 yrs.
Airpark North Land                          -              -               -              -              N/A            N/A
2606 Phoenix Drive-100 Series              63            469             532             75             1989         5-40 yrs.
2606 Phoenix Drive-200 Series              63            555             618            100             1989         5-40 yrs.
2606 Phoenix Drive-300 Series              31            354             385             81             1989         5-40 yrs.
2606 Phoenix Drive-400 Series              52            405             457             72             1989         5-40 yrs.
2606 Phoenix Drive-500 Series              64            495             559             94             1989         5-40 yrs.
2606 Phoenix Drive-600 Series              78            606             684            115             1989         5-40 yrs.
2606 Phoenix Drive-700 Series               -            736             736            132             1988         5-40 yrs.
2606 Phoenix Drive-800 Series               -          2,522           2,522             65                          5-40 yrs.
Highwoods Park Building 1               1,992          7,510           9,502             23             2001         5-40 yrs.
500 Radar Road                            202          1,608           1,810            309             1981         5-40 yrs.
502 Radar Road                             39            365             404             99             1986         5-40 yrs.
504 Radar Road                             39            300             339             53             1986         5-40 yrs.
506 Radar Road                             39            299             338             51             1986         5-40 yrs.
Regency One-Piedmont Center               515          2,925           3,440            635             1996         5-40 yrs.
Regency Two-Piedmont Center               435          2,390           2,825            714             1996         5-40 yrs.
Sears Cenfact                             830          3,794           4,624            637             1989         5-40 yrs.
Airpark South Warehouse 1                 545          2,511           3,056            385             1998         5-40 yrs.
Airpark South Warehouse 2                 744          2,512           3,256            160             1999         5-40 yrs.
Airpark South Warehouse 3                 599          2,365           2,964            115             1999         5-40 yrs.
Airpark South Warehouse 4                 496          2,419           2,915            290             1999         5-40 yrs.
Airpark South Warehouse 6               1,716          3,921           5,637            275             1999         5-40 yrs.
Airpark West 1                            954          4,664           5,618          1,078             1984         5-40 yrs.
Airpark West 2                            884          4,064           4,948          1,026             1985         5-40 yrs.
Airpark West 4                            226          1,089           1,315            255             1985         5-40 yrs.
Airpark West 5                            242          1,126           1,368            243             1985         5-40 yrs.
Airpark West 6                            326          1,471           1,797            329             1985         5-40 yrs.
7327 West Friendly Avenue                  60            463             523             75             1987         5-40 yrs.
7339 West Friendly Avenue                  63            506             569             93             1989         5-40 yrs.
7341 West Friendly Avenue                 113            965           1,078            195             1988         5-40 yrs.
7343 West Friendly Avenue                  72            558             630             96             1988         5-40 yrs.
7345 West Friendly Avenue                  66            510             576             88             1988         5-40 yrs.
7347 West Friendly Avenue                  97            793             890            172             1988         5-40 yrs.
7349 West Friendly Avenue                  53            405             458             73             1988         5-40 yrs.
7351 West Friendly Avenue                 106            808             914            143             1988         5-40 yrs.

                                                                                                         Cost Capitalized subsequent
                                                                                      Initial Cost              to Acquistion
                                                                                   --------------------  ---------------------------
                                                                                   2001      Building &               Building &
                    Description                 JDE       City       Encumberance  Land     Improvements    Land      Improvements
---------------------------------------------- -----  -------------- ------------ ------    ------------   ------     ------------
7353 West Friendly Avenue                      22400  Piedmont Triad                 123         901            -             16
7355 West Friendly Avenue                      22410  Piedmont Triad                  72         525            -             23
150 Stratford                                  26180  Piedmont Triad               2,777      11,459            -            536
ALO                                            26190  Piedmont Triad                 177         986            -              8
Chesapeake                                     26200  Piedmont Triad     (3)       1,236       4,944            -              7
Forsyth Corporate Center                       26210  Piedmont Triad     (6)         326       1,850            -            678
The Knollwood-370                              26230  Piedmont Triad     (2)       1,819       7,451            -            513
The Knollwood-380                              26240  Piedmont Triad     (2)       2,977      11,912            -            903
The Knollwood -380 Retail                      26260  Piedmont Triad     (2)           -           1            -            141
Robinhood                                      26280  Piedmont Triad                 290       1,159         (290)        (1,159)
101 Stratford                                  26290  Piedmont Triad               1,205       6,810            -            620
160 Stratford - Land                           28370  Piedmont Triad               1,327           -            -              -
Consolidated Center/ Building I                26300  Piedmont Triad                 625       2,126            -             89
Consolidated Center/ Building II               26310  Piedmont Triad                 625       4,376            -            151
Consolidated Center/ Building III              26320  Piedmont Triad                 680       3,522            -             55
Consolidated Center/ Building IV               26330  Piedmont Triad                 376       1,624            -            216
5100 Indiana Avenue                            26440  Piedmont Triad                 490       1,143         (490)        (1,143)
Madison Park - Building 5610                   26460  Piedmont Triad                 211         493            -              -
Madison Park - Building 5620                   26470  Piedmont Triad                 941       2,196            -              1
Madison Park - Building 5630                   26480  Piedmont Triad               1,486       3,468            -             25
Madison Park - Building 5635                   26490  Piedmont Triad                 893       2,083            -            441
Madison Park - Building 5640                   26500  Piedmont Triad               3,632       8,476            -             35
Madison Park - Building 5650                   26510  Piedmont Triad               1,081       2,522            -              1
Madison Park - Building 5660                   26520  Piedmont Triad               1,910       4,456            -             10
Madison Park - Building 5655                   26530  Piedmont Triad               5,891      13,753            -              1
711 Almondridge                                26550  Piedmont Triad                 301         702            -             26
710 Almondridge                                26560  Piedmont Triad               1,809       4,221          523          5,284
500 Northridge                                 26570  Piedmont Triad               1,789       4,174            -              6
520 Northridge                                 26580  Piedmont Triad               1,645       3,876            -            243
531 Northridge Warehouse                       26590  Piedmont Triad               4,992      11,648            -            174
531 Northridge Office                          26600  Piedmont Triad                 766       1,788            -              1
540 Northridge                                 26610  Piedmont Triad               2,038       4,755            -            479
550 Northridge                                 26620  Piedmont Triad                 472       1,102            -            154
US Airways                                     26630  Piedmont Triad     (6)       2,625      14,824            -            209
University Commercial Center-Landmark 3        26660  Piedmont Triad                 429       1,771            -            171
University Commercial Center-Archer 4          26670  Piedmont Triad                 514       2,058            -            201
University Commercial Center-Service Center 1  26680  Piedmont Triad                 276       1,155            -             93
University Commercial Center-Service Center 2  26690  Piedmont Triad                 215         859            -            127
University Commercial Center-Service Center 3  26700  Piedmont Triad                 167         668            -            149
University Commercial Center-Warehouse 1       26710  Piedmont Triad                 203         812            -              9
University Commercial Center-Warehouse 2       26720  Piedmont Triad                 196         786            -             14
Westpoint Business Park-BMF                    26730  Piedmont Triad                 795       3,181            -              4
Westpoint Business Park-Luwabahnson            26740  Piedmont Triad                 346       1,384            -              1
Westpoint Business Park-3 & 4                  26750  Piedmont Triad                 120         480            -             38
Westpoint Business Park Land                   26760  Piedmont Triad               1,861           -                           1
Westpoint Business Park-Wp 11                  26780  Piedmont Triad                 393       1,570            -             86
Westpoint Business Park-Wp 12                  26790  Piedmont Triad                 382       1,531            -             72
Westpoint Business Park-Wp 13                  26800  Piedmont Triad                 297       1,192            -             43
Westpoint Business Park-Fairchild              26810  Piedmont Triad                 640       2,577            -             25
Westpoint Business Park-Warehouse 5            26820  Piedmont Triad                 178         590            -            529
Enterprise Warehouse I                         28420  Piedmont Triad                 487       2,960            -             23
Brigham Road - Land                            28710  Piedmont Triad               7,249           -            -              -

Greenville, SC
385 Land                                       22420    Greenville                 1,800           -                           -
Bank of America Plaza                          22430    Greenville                   642       9,349            -          2,042
MetLife @ Brookfield                           28490    Greenville                 1,023       8,336            8          1,868
Brookfield Plaza                               22440    Greenville       (6)       1,489       8,437            -          1,024
Brookfield-Jacobs-Sirrine                      22450    Greenville                 3,022      17,125            -             24
Brookfield YMCA                                22460    Greenville                    33         189            -             19
IKON at Patewood                               22470    Greenville                 1,413       1,401            -          2,783
Patewood I                                     22480    Greenville                   942       5,016            -             72
Patewood II                                    22490    Greenville                   942       5,018            -            285
Patewood III                                   22500    Greenville       (6)         835       4,733            -            158
Patewood IV                                    22510    Greenville       (6)       1,210       6,856            -            132
Patewood V                                     22520    Greenville       (6)       1,677       9,503            -            110
Patewood VI                                    22530    Greenville                 2,375       9,643            -            (25)
770 Pelham Road                                22540    Greenville                   705       2,778            -             52
Patewood Business Center                       22550    Greenville                 1,312       7,436            -            332

                                                         Gross Amount at Which                                           Life on
                                                         Carried at Close of Period                                        Which
                                                         ---------------------------
                                                                Building &                     Accumulated    Date of   Depreciation
                Description         JDE      City        Land  Improvements         Total(12) Depreciation Construction is Computed
---------------------------------  ----- -------------- ------ ------------         --------- ------------ ------------ ------------
7353 West Friendly Avenue          22400 Piedmont Triad    123        917              1,040          149       1988     5-40 yrs.
7355 West Friendly Avenue          22410 Piedmont Triad     72        548                620           93       1988     5-40 yrs.
150 Stratford                      26180 Piedmont Triad  2,777     11,995             14,772        2,199       1991     5-40 yrs.
ALO                                26190 Piedmont Triad    177        994              1,171           38       1998     5-40 yrs.
Chesapeake                         26200 Piedmont Triad  1,236      4,951              6,187          853       1993     5-40 yrs.
Forsyth Corporate Center           26210 Piedmont Triad    326      2,528              2,854          590       1985     5-40 yrs.
The Knollwood-370                  26230 Piedmont Triad  1,819      7,964              9,783        1,535       1994     5-40 yrs.
The Knollwood-380                  26240 Piedmont Triad  2,977     12,815             15,792        2,481       1990     5-40 yrs.
The Knollwood -380 Retail          26260 Piedmont Triad      -        142                142           70       1995     5-40 yrs.
Robinhood                          26280 Piedmont Triad      -          -                  -            -       1989     5-40 yrs.
101 Stratford                      26290 Piedmont Triad  1,205      7,430              8,635          792       1986     5-40 yrs.
160 Stratford - Land               28370 Piedmont Triad  1,327          -              1,327            -        N/A        N/A
Consolidated Center/ Building I    26300 Piedmont Triad    625      2,215              2,840          236       1983     5-40 yrs.
Consolidated Center/ Building II   26310 Piedmont Triad    625      4,527              5,152          497       1983     5-40 yrs.
Consolidated Center/ Building III  26320 Piedmont Triad    680      3,577              4,257          369       1989     5-40 yrs.
Consolidated Center/ Building IV   26330 Piedmont Triad    376      1,840              2,216          282       1989     5-40 yrs.
5100 Indiana Avenue                26440 Piedmont Triad      -          -                  -            -       1982     5-40 yrs.
Madison Park - Building 5610       26460 Piedmont Triad    211        493                704           44       1988     5-40 yrs.
Madison Park - Building 5620       26470 Piedmont Triad    941      2,197              3,138          196       1983     5-40 yrs.
Madison Park - Building 5630       26480 Piedmont Triad  1,486      3,493              4,979          310       1983     5-40 yrs.
Madison Park - Building 5635       26490 Piedmont Triad    893      2,524              3,417          372       1986     5-40 yrs.
Madison Park - Building 5640       26500 Piedmont Triad  3,632      8,511             12,143          758       1985     5-40 yrs.
Madison Park - Building 5650       26510 Piedmont Triad  1,081      2,523              3,604          226       1984     5-40 yrs.
Madison Park - Building 5660       26520 Piedmont Triad  1,910      4,466              6,376          398       1984     5-40 yrs.
Madison Park - Building 5655       26530 Piedmont Triad  5,891     13,754             19,645        1,230       1987     5-40 yrs.
711 Almondridge                    26550 Piedmont Triad    301        728              1,029           80       1988     5-40 yrs.
710 Almondridge                    26560 Piedmont Triad  2,332      9,505             11,837          538       1989     5-40 yrs.
500 Northridge                     26570 Piedmont Triad  1,789      4,180              5,969          382       1988     5-40 yrs.
520 Northridge                     26580 Piedmont Triad  1,645      4,119              5,764          394       1988     5-40 yrs.
531 Northridge Warehouse           26590 Piedmont Triad  4,992     11,822             16,814        1,055       1989     5-40 yrs.
531 Northridge Office              26600 Piedmont Triad    766      1,789              2,555          162       1989     5-40 yrs.
540 Northridge                     26610 Piedmont Triad  2,038      5,234              7,272          444       1987     5-40 yrs.
550 Northridge                     26620 Piedmont Triad    472      1,256              1,728          185       1989     5-40 yrs.
US Airways                         26630 Piedmont Triad  2,625     15,033             17,658        1,554      970-1987  5-40 yrs.
University Commercial Center-
 Landmark 3                        26660 Piedmont Triad    429      1,942              2,371          377       1985     5-40 yrs.
University Commercial Center-
 Archer 4                          26670 Piedmont Triad    514      2,259              2,773          463       1986     5-40 yrs.
University Commercial Center-
 Service Center 1                  26680 Piedmont Triad    276      1,248              1,524          249       1983     5-40 yrs.
University Commercial Center-
 Service  Center 2                 26690 Piedmont Triad    215        986              1,201          224       1983     5-40 yrs.
University Commercial Center-
 Service  Center 3                 26700 Piedmont Triad    167        817                984          143       1984     5-40 yrs.
University Commercial Center-
 Warehouse 1                       26710 Piedmont Triad    203        821              1,024          141       1983     5-40 yrs.
University Commercial Center-
 Warehouse 2                       26720 Piedmont Triad    196        800                996          138       1983     5-40 yrs.
Westpoint Business Park-BMF        26730 Piedmont Triad    795      3,185              3,980          547       1986     5-40 yrs.
Westpoint Business Park-
 Luwabahnson                       26740 Piedmont Triad    346      1,385              1,731          239       1990     5-40 yrs.
Westpoint Business Park-3 & 4      26750 Piedmont Triad    120        518                638           94       1988     5-40 yrs.
Westpoint Business Park Land       26760 Piedmont Triad  1,861          1              1,862            -                5-40 yrs.
Westpoint Business Park-Wp 11      26780 Piedmont Triad    393      1,656              2,049          311       1988     5-40 yrs.
Westpoint Business Park-Wp 12      26790 Piedmont Triad    382      1,603              1,985          280       1988     5-40 yrs.
Westpoint Business Park-Wp 13      26800 Piedmont Triad    297      1,235              1,532          213       1988     5-40 yrs.
Westpoint Business Park-Fairchild  26810 Piedmont Triad    640      2,602              3,242          446       1990     5-40 yrs.
Westpoint Business Park-Warehouse5 26820 Piedmont Triad    178      1,119              1,297          348       1995     5-40 yrs.
Enterprise Warehouse I             28420 Piedmont Triad    487      2,983              3,470            -                5-40 yrs.
Brigham Road - Land                28710 Piedmont Triad  7,249          -              7,249            -        N/A        N/A

Greenville, SC
385 Land                           22420   Greenville    1,800          -              1,800            -        N/A        N/A
Bank of America Plaza              22430   Greenville      642     11,391             12,033        1,709       1973     5-40 yrs.
MetLife @ Brookfield               28490   Greenville    1,031     10,204             11,235          105       2001     5-40 yrs.
Brookfield Plaza                   22440   Greenville    1,489      9,461             10,950        1,614       1987     5-40 yrs.
Brookfield-Jacobs-Sirrine          22450   Greenville    3,022     17,149             20,171        2,278       1990     5-40 yrs.
Brookfield YMCA                    22460   Greenville       33        208                241           39       1990     5-40 yrs.
IKON at Patewood                   22470   Greenville    1,413      4,184              5,597          816       1998     5-40 yrs.
Patewood I                         22480   Greenville      942      5,088              6,030          627       1985     5-40 yrs.
Patewood II                        22490   Greenville      942      5,303              6,245          731       1987     5-40 yrs.
Patewood III                       22500   Greenville      835      4,891              5,726          777       1989     5-40 yrs.
Patewood IV                        22510   Greenville    1,210      6,988              8,198          916       1989     5-40 yrs.
Patewood V                         22520   Greenville    1,677      9,613             11,290        1,353       1990     5-40 yrs.
Patewood VI                        22530   Greenville    2,375      9,618             11,993        1,615       1999     5-40 yrs.
770 Pelham Road                    22540   Greenville      705      2,830              3,535          274       1989     5-40 yrs.
Patewood Business Center           22550   Greenville    1,312      7,768              9,080        1,140       1983     5-40 yrs.

                                                                                                         Cost Capitalized subsequent
                                                                                     Initial Cost               to Acquistion
                                                                                  ---------------------  --------------------------
                                                                        2001                Building &                Building &
         Description                          JDE        City       Encumberance   Land    Improvements      Land    Improvements
------------------------------------------- ------- -------------- -------------- ------- --------------- --------- ---------------
Highwoods Properties (HPI)
HPI Rental Houses                            27980    Kansas City                      -         949             -          39
HPI St. Charles Apartments                   27990    Kansas City                     29         165             -         (11)
HPI 4900 Main St                             28010    Kansas City                  3,202           -             -           -
HPI Challenger                               28030    Kansas City        19,000   19,095           -             -           -
HPI JCN Land                                 28040    Kansas City                    871           -             -           -

Highwood Services Inc.  (HSI)
Romac                                        28140       Tampa                     1,256      17,950             -           -
International Place 3                        22880      Memphis                        -      25,761             -           -

Jacksonville, FL
9A Land                                      22640    Jacksonville                 4,446           -             -           -
Belfort Park VI - Land                       22700    Jacksonville                   594           -             -           -
Belfort Park VII - Land                      22710    Jacksonville                 1,941           -             -           -

Shawnee Mission, KS
Corinth Square North Shops                   26900  Shawnee Mission  (4)           2,693      10,772             -         630
Corinth Shops South                          26910  Shawnee Mission  (4)           1,043       4,172             -         125
Fairway Shops                                26930  Shawnee Mission       2,533      673       2,694             -         191
Prairie Village Rest & Bank                  27050  Shawnee Mission                    -           -             -       1,372
Prairie Village Shops                        27060  Shawnee Mission                3,289      13,157             -       3,042
Shannon Valley Shopping Center               27120  Shawnee Mission       6,091    1,669       6,678             -       1,877
Brymar Building                              27470  Shawnee Mission                  329       1,317             -          23
Corinth Executive Building                   27490  Shawnee Mission                  514       2,054             -         675
Corinth Office Building                      27510  Shawnee Mission         774      529       2,116             -         365
Fairway North                                27540  Shawnee Mission                  753       3,013             -         468
Fairway West                                 27550  Shawnee Mission       2,775      851       3,402             -         425
Land - Kansas                                27630  Shawnee Mission               14,893           -             -           -
Nichols Building                             27670  Shawnee Mission         820      490       1,959             -         210
Prairie Village Office Center                27760  Shawnee Mission                  749       2,997             -         364

Kansas City, MO
4900 Main                                    27410    Kansas City                      -      12,809             -         167
63rd & Brookside                             27420    Kansas City                     71         283             -          29
Brookside Shopping Center                    26850    Kansas City                  2,002       8,602           154         875
Coach House North                            27230    Kansas City                  1,604       9,092        (1,604)     (9,092)
Coach House South                            27240    Kansas City                  3,707      21,008        (3,707)    (21,008)
Coach Lamp                                   27250    Kansas City                    870       4,929          (870)     (4,929)
Colonial Shops                               26880    Kansas City                    138         550             -          78
Corinth Gardens                              27220    Kansas City                    283       1,603          (283)     (1,603)
Corinth Paddock                              27260    Kansas City                  1,050       5,949        (1,050)     (5,949)
Corinth Place                                27270    Kansas City                    639       3,623          (639)     (3,623)
Country Club Plaza - 48th & Penn             26830    Kansas City    (5)             418       3,765             -       1,866
Country Club Plaza - Balcony Office          27440    Kansas City    (5)              65         585             -         211
Country Club Plaza - Balcony Retail          26840    Kansas City    (5)             889       8,002             -       4,756
Country Club Plaza - Court of the Penguins   26870    Kansas City    (5)             566       5,091             -       2,464
Country Club Plaza - Esplanade Office        27530    Kansas City    (5)             375       3,374             -         295
Country Club Plaza - Esplanade Retail        26920    Kansas City    (5)             748       6,734             -       3,587
Country Club Plaza - Halls Block             26970    Kansas City    (5)             275       2,478             -       2,647
Country Club Plaza - Macy Block              26990    Kansas City    (5)             504       4,536             -       1,680
Country Club Plaza - Millcreek Office        27650    Kansas City    (5)              79         717             -         234
Country Club Plaza - Millcreek Retail        27000    Kansas City    (5)             602       5,422             -       2,310
Country Club Plaza - Nichols Block Office    27680    Kansas City    (5)              74         668             -          83
Country Club Plaza - Nichols Retail          27010    Kansas City    (5)             600       5,402             -       1,809
Country Club Plaza - Plaza Central           27030    Kansas City    (5)             405       3,649             -      (1,774)
Country Club Plaza - Seville Shops West      27100    Kansas City    (5)             300       2,696             -      12,788
Country Club Plaza - Seville Square          27110    Kansas City    (5)               -      20,973             -       2,048
Country Club Plaza - Swanson Block           27130    Kansas City    (5)             949       8,537             -       2,975
Country Club Plaza - Theatre Office          27950    Kansas City    (5)             242       2,179             -         497
Country Club Plaza - Theatre Retail          27150    Kansas City    (5)           1,197      10,769             -       6,136
Country Club Plaza - Time Office             27960    Kansas City    (5)             199       1,792             -         676
Country Club Plaza - Time Retail             27160    Kansas City    (5)           1,292      11,627             -       3,673
Country Club Plaza - Triangle Block          27170    Kansas City    (5)             308       2,771             -         (79)
Country Club Plaza - Valencia Place Office   27970    Kansas City    (5)           1,530      27,548             -       8,552
Country Club Plaza - Valencia Place Retail   27190    Kansas City    (5)               -       2,245           441      15,041
Ground Leases Retail KH                      26950    Kansas City                    677           -             -           -
Kenilworth                                   27290    Kansas City                  2,160      12,240        (2,160)    (12,240)
Land - Missouri                              27660    Kansas City                  3,794         190          (434)          -
Land Under Ground Leases Retail              26940    Kansas City                  9,789         114        (8,688)       (114)

                                             Gross Amount at Which                                                      Life on
                                             Carried at Close of Period                                                  Which
                                             ----------
                                                          Building &                   Accumulated       Date of      Depreciation
         Description                             Land    Improvements     Total(12)   Depreciation    Construction    is Computed
-------------------------------------------- ---------- --------------- ------------ -------------- --------------- --------------
Highwoods Properties (HPI)
HPI Rental Houses                                    -        988             988           83            1960         5-40 yrs.
HPI St. Charles Apartments                          29        154             183           14            1922         5-40 yrs.
HPI 4900 Main St                                 3,202          -           3,202            -             N/A         5-40 yrs.
HPI Challenger                                  19,095          -          19,095            -             N/A         5-40 yrs.
HPI JCN Land                                       871          -             871            -             N/A            N/A

Highwood Services Inc.  (HSI)
Romac                                            1,256     17,950          19,206            -            2001         5-40 yrs.
International Place 3                                -     25,761          25,761            -            2001         5-40 yrs.

Jacksonville, FL
9A Land                                          4,446          -           4,446            -             N/A            N/A
Belfort Park VI - Land                             594          -             594            -             N/A            N/A
Belfort Park VII - Land                          1,941          -           1,941            -             N/A            N/A

Shawnee Mission, KS
Corinth Square North Shops                       2,693     11,402          14,095        1,017            1962         5-40 yrs.
Corinth Shops South                              1,043      4,297           5,340          384            1953         5-40 yrs.
Fairway Shops                                      673      2,885           3,558          305            1940         5-40 yrs.
Prairie Village Rest & Bank                          -      1,372           1,372           44            1948         5-40 yrs.
Prairie Village Shops                            3,289     16,199          19,488        1,474            1948         5-40 yrs.
Shannon Valley Shopping Center                   1,669      8,555          10,224          912            1988         5-40 yrs.
Brymar Building                                    329      1,340           1,669          128            1968         5-40 yrs.
Corinth Executive Building                         514      2,729           3,243          308            1973         5-40 yrs.
Corinth Office Building                            529      2,481           3,010          213            1960         5-40 yrs.
Fairway North                                      753      3,481           4,234          404            1985         5-40 yrs.
Fairway West                                       851      3,827           4,678          443            1983         5-40 yrs.
Land - Kansas                                   14,893          -          14,893            -             N/A            N/A
Nichols Building                                   490      2,169           2,659          237            1978         5-40 yrs.
Prairie Village Office Center                      749      3,361           4,110          350            1960         5-40 yrs.

Kansas City, MO
4900 Main                                            -     12,976          12,976        1,199            1986         5-40 yrs.
63rd & Brookside                                    71        312             383           31            1919         5-40 yrs.
Brookside Shopping Center                        2,156      9,477          11,633          833            1919         5-40 yrs.
Coach House North                                    -          -               -            -            1986         5-40 yrs.
Coach House South                                    -          -               -            -            1984         5-40 yrs.
Coach Lamp                                           -          -               -            -            1961         5-40 yrs.
Colonial Shops                                     138        628             766           64            1907         5-40 yrs.
Corinth Gardens                                      -          -               -            -            1961         5-40 yrs.
Corinth Paddock                                      -          -               -            -            1973         5-40 yrs.
Corinth Place                                        -          -               -            -            1987         5-40 yrs.
Country Club Plaza - 48th & Penn                   418      5,631           6,049          597            1948         5-40 yrs.
Country Club Plaza - Balcony Office                 65        796             861           87            1928         5-40 yrs.
Country Club Plaza - Balcony Retail                889     12,758          13,647        1,081            1925         5-40 yrs.
Country Club Plaza - Court of the Penguins         566      7,555           8,121          677            1945         5-40 yrs.
Country Club Plaza - Esplanade Office              375      3,669           4,044          309            1945         5-40 yrs.
Country Club Plaza - Esplanade Retail              748     10,321          11,069          902            1928         5-40 yrs.
Country Club Plaza - Halls Block                   275      5,125           5,400          280            1964         5-40 yrs.
Country Club Plaza - Macy Block                    504      6,216           6,720          513            1926         5-40 yrs.
Country Club Plaza - Millcreek Office               79        951           1,030           97            1925         5-40 yrs.
Country Club Plaza - Millcreek Retail              602      7,732           8,334          865            1920         5-40 yrs.
Country Club Plaza - Nichols Block Office           74        751             825           95            1938         5-40 yrs.
Country Club Plaza - Nichols Retail                600      7,211           7,811          616            1930         5-40 yrs.
Country Club Plaza - Plaza Central                 405      1,875           2,280          653            1958         5-40 yrs.
Country Club Plaza - Seville Shops West            300     15,484          15,784        1,119            1999         5-40 yrs.
Country Club Plaza - Seville Square                  -     23,021          23,021        1,356            1999         5-40 yrs.
Country Club Plaza - Swanson Block                 949     11,512          12,461          969            1967         5-40 yrs.
Country Club Plaza - Theatre Office                242      2,676           2,918          255            1928         5-40 yrs.
Country Club Plaza - Theatre Retail              1,197     16,905          18,102        1,572            1928         5-40 yrs.
Country Club Plaza - Time Office                   199      2,468           2,667          226            1945         5-40 yrs.
Country Club Plaza - Time Retail                 1,292     15,300          16,592        1,336            1929         5-40 yrs.
Country Club Plaza - Triangle Block                308      2,692           3,000          387            1925         5-40 yrs.
Country Club Plaza - Valencia Place Office       1,530     36,100          37,630        1,750            1999         5-40 yrs.
Country Club Plaza - Valencia Place Retail         441     17,286          17,727          673            1999         5-40 yrs.
Ground Leases Retail KH                            677          -             677            -             N/A            N/A
Kenilworth                                           -          -               -            -            1965         5-40 yrs.
Land - Missouri                                  3,360        190           3,550           16             N/A         5-40 yrs.
Land Under Ground Leases Retail                  1,101          -           1,101            -             N/A            N/A

                                                                                                         Cost Capitalized subsequent
                                                                                      Initial Cost              to Acquistion
                                                                                ------------------------ ---------------------------
                                                                     2001                   Building &                 Building &
            Description                      JDE         City    Encumberance     Land     Improvements     Land      Improvements
-------------------------------------    -----------  --------- --------------  --------  -------------- ---------  ----------------
Mission Valley                              27310   Kansas City                     576        3,266         (576)        (3,266)
Neptune Apartments                          27320   Kansas City        4,298      1,073        6,079            -            215
One Ward Parkway                            27720   Kansas City                     666        2,663            -            651
Park Plaza                                  27740   Kansas City   (5)             1,352        5,409                       1,275
Parklane                                    27330   Kansas City                     273        1,548            -            135
Parkway Building                            27770   Kansas City                     395        1,578            -            289
Plaza Savings South                         27040   Kansas City   (5)               357        3,211            -          2,690
Red Bridge Shops                            27080   Kansas City                   1,091        4,364            -            642
Regency House                               27350   Kansas City                   1,853       10,500       (1,853)       (10,500)
Somerset                                    27920   Kansas City                      30          122            -              -
Sulgrave                                    27370   Kansas City                   2,621       14,855       (2,621)       (14,855)
Two Brush Creek                             27940   Kansas City                     961        3,845            -            285
Wornall Road Apartments                     27400   Kansas City                      30          171            -             21

Memphis, TN
Atrium I & II                               22810     Memphis                     1,530        6,121           40            512
Centrum                                     22820     Memphis                     1,013        5,488            -            354
The Colonnade                               22830     Memphis                     1,300        7,994            -              1
Hickory Hill Medical Plaza                  22840     Memphis                       398        2,256            -            131
3400 Players Club Parkway                   22850     Memphis     (6)             1,005        5,515            -             10
International Place 2                       22860     Memphis                     4,847       27,469            -          1,301
Kirby Centre                                22870     Memphis                       525        2,973         (525)        (2,973)
6000 Poplar Ave                             28290     Memphis                     2,340       11,385            -            (85)
6060 Poplar Ave                             28300     Memphis                     1,980        8,677            -             26
Shadow Creek I                              28310     Memphis                       973        5,493            -          1,537
Shadow Creek II                             28650     Memphis                       723        6,041           11           (247)
Southwind Building A                        22890     Memphis                       996        5,643            -            295
Southwind Building B                        22900     Memphis                     1,356        7,684            -            422
Southwind Building C                        22920     Memphis     (6)             1,070        5,924            -              -
Southwind Building D                        22910     Memphis                       744        6,232            -            (36)


Norfolk, VA
Greenbrier Business Center                  22570     Norfolk                       936        5,305            -            177
Hampton Center Two                          22590     Norfolk                       945        6,567         (945)        (6,567)
Riverside II                                22580     Norfolk                         2        9,148          964         (9,148)


Nashville, TN
3322 West End                               22930    Nashville                    3,021       27,266            4            507
3401 Westend                                22940    Nashville                    6,103       23,343       (1,147)          (594)
5310 Maryland Way                           22950    Nashville                    1,923        7,360         (368)        (1,036)
Hickory Trace                               22960    Nashville                    1,164        4,321            -            245
SouthPointe                                 22970    Nashville                    1,655        9,059            -             (1)
BNA Corporate Center                        22980    Nashville        10,814          -       22,588            -         (1,554)
Caterpillar Financial Center                22990    Nashville                    5,120       31,553            -         10,946
Century City Plaza I                        23000    Nashville                      903        3,612            -            642
Cool Springs Land                           23010    Nashville                    7,645            -            -              -
Cool Springs I                              23030    Nashville                    1,983       13,854            -          1,345
Cool Springs II                             23020    Nashville                    2,285       15,535            -            837
Eastpark I, II, & III                       23040    Nashville                    3,137       11,842         (766)          (475)
Highwoods Plaza I                           23090    Nashville                    1,772        9,029            -            241
Highwoods Plaza II                          23100    Nashville                    1,448        6,948            -          1,590
Harpeth on the Green II                     23110    Nashville                    1,419        5,677            1            769
Harpeth on the Green III                    23120    Nashville                    1,658        6,633            2            500
Harpeth on the Green IV                     23130    Nashville                    1,709        6,835            5            904
Harpeth on The Green V                      23140    Nashville                      662        5,771            -             23
Lakeview Ridge I                            23150    Nashville                    2,179        7,545         (411)        (1,107)
Lakeview Ridge II                           23160    Nashville                      605        5,883            -            (40)
Lakeview Ridge III                          23170    Nashville                    1,073        9,708            -          2,099
The Ramparts at Brentwood                   28320    Nashville                    2,394       12,806            -           (516)
Seven Springs - Land I                      28500    Nashville                    3,115            -            -              -
Seven Springs - Land  II                    28620    Nashville                    1,778            -            -              -
Sparrow Building                            23190    Nashville                    1,262        5,047            -            318
Winners Circle                              23210    Nashville                    1,495        7,072            2            645
Westwood South                              23220    Nashville                    2,106       10,517            -            670

Orlando, FL

Sunport Center                              23230     Orlando                     1,505        9,777            -            107
Oakridge Office Park                        23240     Orlando                     4,700       18,761            -            853

                                          Gross Amount at Which                                                           Life on
                                          Carried at Close of Period                                                       Which
                                          --------------------------
                                                        Building &                     Accumulated        Date of      Depreciation
                                            Land       Improvements      Total(12)     Depreciation     Construction    is Computed
                                          --------   ----------------   -----------   --------------   --------------  -------------
Mission Valley                                   -               -               -              -           1964           5-40 yrs.
Neptune Apartments                           1,073           6,294           7,367            548           1988           5-40 yrs.
One Ward Parkway                               666           3,314           3,980            444           1980           5-40 yrs.
Park Plaza                                   1,352           6,684           8,036            624           1983           5-40 yrs.
Parklane                                       273           1,683           1,956            143           1924           5-40 yrs.
Parkway Building                               395           1,867           2,262            252         1906-1910        5-40 yrs.
Plaza Savings South                            357           5,901           6,258            492           1948           5-40 yrs.
Red Bridge Shops                             1,091           5,006           6,097            492           1959           5-40 yrs.
Regency House                                    -               -               -              -           1960           5-40 yrs.
Somerset                                        30             122             152             11           1998           5-40 yrs.
Sulgrave                                         -               -               -              -           1967           5-40 yrs.
Two Brush Creek                                961           4,130           5,091            428           1983           5-40 yrs.
Wornall Road Apartments                         30             192             222             16           1918           5-40 yrs.

Memphis, TN
Atrium I & II                                1,570           6,633           8,203            898           1984           5-40 yrs.
Centrum                                      1,013           5,842           6,855            726           1979           5-40 yrs.
The Colonnade                                1,300           7,995           9,295          1,313           1998           5-40 yrs.
Hickory Hill Medical Plaza                     398           2,387           2,785            327           1988           5-40 yrs.
3400 Players Club Parkway                    1,005           5,525           6,530          1,204           1997           5-40 yrs.
International Place 2                        4,847          28,770          33,617          4,423           1988           5-40 yrs.
Kirby Centre                                     -               -               -              -           1984           5-40 yrs.
6000 Poplar Ave                              2,340          11,300          13,640            301           1985           5-40 yrs.
6060 Poplar Ave                              1,980           8,703          10,683            235           1987           5-40 yrs.
Shadow Creek I                                 973           7,030           8,003            380           2000           5-40 yrs.
Shadow Creek II                                734           5,794           6,528             19           2001           5-40 yrs.
Southwind Building A                           996           5,938           6,934            882           1991           5-40 yrs.
Southwind Building B                         1,356           8,106           9,462          1,230           1990           5-40 yrs.
Southwind Building C                         1,070           5,924           6,994            690           1998           5-40 yrs.
Southwind Building D                           744           6,196           6,940            746           1999           5-40 yrs.


Norfolk, VA
Greenbrier Business Center                     936           5,482           6,418            744           1984           5-40 yrs.
Hampton Center Two                               -               -               -                          1999           5-40 yrs.
Riverside II                                   966               -             966              -           1999           5-40 yrs.


Nashville, TN
3322 West End                                3,025          27,773          30,798          1,546           1986           5-40 yrs.
3401 Westend                                 4,956          22,749          27,705          3,845           1982           5-40 yrs.
5310 Maryland Way                            1,555           6,324           7,879            898           1994           5-40 yrs.
Hickory Trace                                1,164           4,566           5,730             41            N/A             N/A
SouthPointe                                  1,655           9,058          10,713          1,859           1998           5-40 yrs.
BNA Corporate Center                             -          21,034          21,034          3,309           1985           5-40 yrs.
Caterpillar Financial Center                 5,120          42,499          47,619          2,213           1999           5-40 yrs.
Century City Plaza I                           903           4,254           5,157            801           1987           5-40 yrs.
Cool Springs Land                            7,645               -           7,645              -            N/A             N/A
Cool Springs II                              2,285          16,372          18,657            306            N/A             N/A
Cool Springs I                               1,983          15,199          17,182          2,052           1999           5-40 yrs.
Eastpark I, II, & III                        2,371          11,367          13,738          1,953           1978           5-40 yrs.
Highwoods Plaza I                            1,772           9,270          11,042          2,199           1996           5-40 yrs.
Highwoods Plaza II                           1,448           8,538           9,986          2,131           1997           5-40 yrs.
Harpeth on the Green II                      1,420           6,446           7,866            979           1984           5-40 yrs.
Harpeth on the Green III                     1,660           7,133           8,793          1,054           1987           5-40 yrs.
Harpeth on the Green IV                      1,714           7,739           9,453          1,282           1989           5-40 yrs.
Harpeth on The Green V                         662           5,794           6,456          1,176           1998           5-40 yrs.
Lakeview Ridge I                             1,768           6,438           8,206            928           1986           5-40 yrs.
Lakeview Ridge II                              605           5,843           6,448          1,288           1998           5-40 yrs.
Lakeview Ridge III                           1,073          11,807          12,880          1,168           1999           5-40 yrs.
The Ramparts at Brentwood                    2,394          12,290          14,684            284           1986           5-40 yrs.
Seven Springs - Land I                       3,115               -           3,115              -            N/A             N/A
Seven Springs - Land  II                     1,778               -           1,778              -            N/A             N/A
Sparrow Building                             1,262           5,365           6,627            710           1982           5-40 yrs.
Winners Circle                               1,497           7,717           9,214            848           1987           5-40 yrs.
Westwood South                               2,106          11,187          13,293          1,314           1999           5-40 yrs.

Orlando, FL
Sunport Center                               1,505           9,884          11,389          1,050           1990           5-40 yrs.
Oakridge Office Park                         4,700          19,614          24,314          2,201         1966-1992        5-40 yrs.

                                                                                                         Cost Capitalized subsequent
                                                                                     Initial Cost               to Acquistion
                                                                                  ---------------------- --------------------------
                                                                        2001                Building &                Building &
         Description                      JDE          City         Encumberance   Land    Improvements      Land    Improvements
--------------------------------------- -------   --------------   -------------- ------- -------------- --------- ---------------
Lake Mary Land                           23340        Orlando                       9,156          -                          5
In Charge Institute                      23380        Orlando                         501      2,085             -          708
MetroWest Center Land                    23390        Orlando                       1,344      7,618             -          441
Hard Rock Cafe                           23460        Orlando                       1,305      3,570        (1,305)      (2,409)
MetroWest Land                           23470        Orlando                       3,044          -             -            -
Capital Plaza Land                       23520        Orlando                       3,075          -             -            -
Interlachen Village                      23560        Orlando            1,995      1,100      2,689             -          143

Research Triangle, NC
Corporate Property                       11000   Research Triangle                                          21,769       31,738
Blue Ridge I                             23610   Research Triangle                    722      4,538             -        1,096
Blue Ridge II                            23600   Research Triangle                    463      1,485             -           (6)
3600 Glenwood Avenue                     23640   Research Triangle                      -     10,994             -            -
3645 Trust Drive - One North Commerce
  Center                                 23650   Research Triangle                    520      2,949           268          460
3737 Glenwood Avenue                     23660   Research Triangle                      -     15,889             -        2,438
4401 Research Commons                    23720   Research Triangle                  1,249      8,929             -        6,265
4800 North Park                          23740   Research Triangle                  2,678     17,673             -        1,454
4900 North Park                          23750   Research Triangle       1,274        770      1,989             -          301
5000 North Park                          23760   Research Triangle   (6)            1,010      4,697             -        1,752
5200 Greens Dairy-One North Commerce
  Center                                 23770   Research Triangle                    169        959             -          168
5220 Greens Dairy-One North Commerce
  Center                                 23780   Research Triangle                    382      2,165             -          292
Amica                                    23810   Research Triangle                    289      1,517             -           91
Arcadis                                  28580   Research Triangle                    828          -             -            -
Arrowwood                                23820   Research Triangle                    955      3,406             -          665
Aspen Building                           23830   Research Triangle                    560      2,088             -          556
4300 Six Forks Road                      23850   Research Triangle                      -     15,504             -        4,263
Capital Center Land                      23870   Research Triangle                    851          -
Cedar East                               23880   Research Triangle                    563      2,491             -          501
Cedar West                               23890   Research Triangle                    563      2,475             -          784
CentreGreen One - Weston                 28200   Research Triangle                  1,677      7,133            70        1,632
CentreGreen Two - Weston                 28440   Research Triangle                  1,763      7,478            42          467
CentreGreen Three Land - Weston          28690   Research Triangle                  2,226          -             -            -
CentreGreen Five Land - Weston           28680   Research Triangle                  3,402          -             -            -
Inveresk Land Parcel 2                   23900   Research Triangle                    657          -             -            -
Inveresk Land Parcel 3                   23910   Research Triangle                    548          -             -            -
Cape Fear                                23950   Research Triangle                    131          -             -        2,715
Creekstone Crossings                     23960   Research Triangle                    728      3,841             -          274
Catawba                                  23980   Research Triangle                    125      1,635             -          355
Cottonwood                               23990   Research Triangle                    609      3,253             -           33
Cypress                                  24000   Research Triangle                    567      1,729             -          441
GlenLake Land                            28120   Research Triangle                  3,860          -             -            -
Dogwood                                  24010   Research Triangle                    766      2,777             -           23
EPA Annex                                24020   Research Triangle                  2,601     10,920             -          183
Global Software                          24040   Research Triangle   (6)              465      7,471             -           93
Hawthorn                                 24050   Research Triangle                    904      3,782             -          274
Pulse Athletic Club at Highwoods         24060   Research Triangle                    142        524             -        2,516
Holiday Inn Reservations Center          24070   Research Triangle                    867      2,735             -          135
Healthsource                             24090   Research Triangle                  1,294     10,593            10        1,696
Highwoods Tower One                      24100   Research Triangle   (6)              203     16,914             -          890
Highwoods Tower Two                      24110   Research Triangle                    365     20,164             -        1,651
Highwoods Centre-Weston                  24120   Research Triangle                    532      7,902             -         (128)
Ironwood                                 24130   Research Triangle                    319      1,276             -          451
Kaiser                                   24140   Research Triangle                    133      3,625             -          873
Laurel                                   24150   Research Triangle                    884      2,524             -          689
Highwoods Office Center North Land       24170   Research Triangle                  1,458         49                          -
Highwoods Office Center South Land       24180   Research Triangle                  4,917          -                          -
Leatherwood                              24190   Research Triangle                    213        851             -          509
Maplewood                                24210   Research Triangle                    149      2,928             -          662
Creekstone Park                          24230   Research Triangle                    796          -          (647)           -
Northpark - Wake Forest                  24240   Research Triangle                    405          -            93        3,982
Northpark Land - Wake Forest             24250   Research Triangle                  1,586          -                          -
ParkWest One - Weston                    28450   Research Triangle                    374      2,938             4          314
ParkWest Two - Weston                    28460   Research Triangle                    488      2,642             4          490
ParkWest Three - Land - Weston           28470   Research Triangle                    465          -             -            -
Phase I - One North Commerce Center      24260   Research Triangle                    768      4,353             -          482
W Building - One North Commerce Center   24270   Research Triangle                  1,163      6,592             -        1,795
Overlook                                 24280   Research Triangle                    398     10,401             -          668
Pamlico                                  24290   Research Triangle                    269          -            20       11,087
Raleigh Corp Center Lot D                24320   Research Triangle                  1,211          -                          -
Red Oak                                  24330   Research Triangle                    389      6,086             -          436

                                               Gross Amount at Which                                                      Life on
                                               Carried at Close of Period                                                  Which
                                               ----------
                                                            Building &                   Accumulated       Date of      Depreciation
         Description                               Land    Improvements     Total(12)   Depreciation    Construction    is Computed
---------------------------------------------- ---------- --------------- ------------ -------------- --------------- --------------
Lake Mary Land                                    9,156             5          9,161            1            N/A            N/A
In Charge Institute                                 501         2,793          3,294          164           2000         5-40 yrs.
MetroWest Center Land                             1,344         8,059          9,403        1,147           1988         5-40 yrs.
Hard Rock Cafe                                        -         1,161          1,161            -           1998         5-40 yrs.
MetroWest Land                                    3,044             -          3,044            -            N/A            N/A
Capital Plaza Land                                3,075             -          3,075            -            N/A            N/A
Interlachen Village                               1,100         2,832          3,932          327           1987         5-40 yrs.

Research Triangle, NC
Corporate Property                               21,769        31,738         53,507        6,238             -          5-40 yrs.
Blue Ridge II                                       463         1,479          1,942          570           1988         5-40 yrs.
Blue Ridge I                                        722         5,634          6,356        1,398           1982         5-40 yrs.
3600 Glenwood Avenue                                  -        10,994         10,994        1,317           1986         5-40 yrs.
3645 Trust Drive - One North Commerce
  Center                                            788         3,409          4,197          461           1984         5-40 yrs.
3737 Glenwood Avenue                                  -        18,327         18,327        1,344           1999         5-40 yrs.
4401 Research Commons                             1,249        15,194         16,443        5,616           1987         5-40 yrs.
4800 North Park                                   2,678        19,127         21,805        3,699           1985         5-40 yrs.
4900 North Park                                     770         2,290          3,060          566           1984         5-40 yrs.
5000 North Park                                   1,010         6,449          7,459        1,700           1980         5-40 yrs.
5200 Greens Dairy-One North Commerce
  Center                                            169         1,127          1,296          172           1984         5-40 yrs.
5220 Greens Dairy-One North Commerce
  Center                                            382         2,457          2,839          409           1984         5-40 yrs.
Amica                                               289         1,608          1,897          369           1983         5-40 yrs.
Arcadis                                             828             -            828            -            N/A            N/A
Arrowwood                                           955         4,071          5,026        1,048           1979         5-40 yrs.
Aspen Building                                      560         2,644          3,204          679           1980         5-40 yrs.
4300 Six Forks Road                                   -        19,767         19,767        1,859           1995         5-40 yrs.
Capital Center Land                                 851             -            851            -            N/A            N/A
Cedar East                                          563         2,992          3,555          710           1981         5-40 yrs.
Cedar West                                          563         3,259          3,822          929           1981         5-40 yrs.
CentreGreen One - Weston                          1,747         8,765         10,512          545           2000         5-40 yrs.
CentreGreen Two - Weston                          1,805         7,945          9,750          180           2001         5-40 yrs.
CentreGreen Three Land - Weston                   2,226             -          2,226            -            N/A            N/A
CentreGreen Five Land - Weston                    3,402             -          3,402            -            N/A            N/A
Inveresk Land Parcel 2                              657             -            657            -            N/A            N/A
Inveresk Land Parcel 3                              548             -            548            -            N/A            N/A
Cape Fear                                           131         2,715          2,846        1,888           1979         5-40 yrs.
Creekstone Crossings                                728         4,115          4,843          703           1990         5-40 yrs.
Catawba                                             125         1,990          2,115        1,295           1980         5-40 yrs.
Cottonwood                                          609         3,286          3,895          631           1983         5-40 yrs.
Cypress                                             567         2,170          2,737          539           1980         5-40 yrs.
GlenLake Land                                     3,860             -          3,860            -            N/A            N/A
Dogwood                                             766         2,800          3,566          532           1983         5-40 yrs.
EPA Annex                                         2,601        11,103         13,704        1,917           1966         5-40 yrs.
Global Software                                     465         7,564          8,029        2,073           1996         5-40 yrs.
Hawthorn                                            904         4,056          4,960        2,186           1987         5-40 yrs.
Pulse Athletic Club at Highwoods                    142         3,040          3,182          521           1998         5-40 yrs.
Holiday Inn Reservations Center                     867         2,870          3,737          570           1984         5-40 yrs.
Healthsource                                      1,304        12,289         13,593        2,075           1996         5-40 yrs.
Highwoods Tower One                                 203        17,804         18,007        4,989           1991         5-40 yrs.
Highwoods Tower Two                                 365        21,815         22,180          516           2001         5-40 yrs.
Highwoods Centre-Weston                             532         7,774          8,306        1,161           1998         5-40 yrs.
Ironwood                                            319         1,727          2,046          496           1978         5-40 yrs.
Kaiser                                              133         4,498          4,631        1,944           1988         5-40 yrs.
Laurel                                              884         3,213          4,097          690           1982         5-40 yrs.
Highwoods Office Center North Land                1,458            49          1,507           17            N/A            N/A
Highwoods Office Center South Land                4,917             -          4,917            -            N/A            N/A
Leatherwood                                         213         1,360          1,573          459           1979         5-40 yrs.
Maplewood                                           149         3,590          3,739          122            N/A         5-40 yrs.
Creekstone Park                                     149             -            149            -            N/A            N/A
Northpark - Wake Forest                             498         3,982          4,480          734           1997         5-40 yrs.
Northpark Land - Wake Forest                      1,586             -          1,586            -            N/A            N/A
ParkWest One - Weston                               378         3,252          3,630           51           2001         5-40 yrs.
ParkWest Two - Weston                               492         3,132          3,624           99           2001         5-40 yrs.
ParkWest Three - Land - Weston                      465             -            465            -            N/A            N/A
Phase I - One North Commerce Center                 768         4,835          5,603          761           1981         5-40 yrs.
W Building - One North Commerce Center            1,163         8,387          9,550        1,543           1983         5-40 yrs.
Overlook                                            398        11,069         11,467        1,371           1999         5-40 yrs.
Pamlico                                             289        11,087         11,376        3,890           1980         5-40 yrs.
Raleigh Corp Center Lot D                         1,211             -          1,211            -            N/A            N/A
Red Oak                                             389         6,522          6,911          825           1999         5-40 yrs.

                                                                                                         Cost Capitalized subsequent
                                                                                      Initial Cost              to Acquistion
                                                                                      ------------       ---------------------------
                                                                     2001                   Building &                 Building &
            Description              JDE            City         Encumberance     Land     Improvements     Land      Improvements
-------------------------------- -----------  ----------------- --------------  --------  -------------- ---------  ----------------
Rexwoods Center I                    24350    Research Triangle       (3)          775             -         103         3,917
Rexwoods Center II                   24360    Research Triangle                    355             -           7         1,905
Rexwoods Center III                  24370    Research Triangle                    886             -          34         2,923
Rexwoods Center IV                   24380    Research Triangle       (3)          586             -           -         3,676
Rexwoods Center V                    24390    Research Triangle       (6)        1,301         5,979           -            93
Riverbirch                           24400    Research Triangle       (6)          448             -          21         4,565
Six Forks Center I                   24430    Research Triangle                    666         2,663           -           600
Six Forks Center II                  24440    Research Triangle                  1,086         4,345           -           929
Six Forks Center III                 24450    Research Triangle       (6)          862         4,411           -           587
Smoketree Tower                      24460    Research Triangle                  2,353        11,802           -         2,275
South Square I                       24470    Research Triangle                    606         3,785           -         1,063
South Square II                      24480    Research Triangle                    525         4,710           -           427
Sycamore                             24490    Research Triangle       (6)          255         5,830           -            73
Weston  - Land                       24540    Research Triangle                  6,337             -           -             -
Willow Oak                           24550    Research Triangle       (6)          458         4,685           -         1,875

Richmond, VA
Airport Center I                     24570         Richmond                        708         4,374           -         1,016
Airport Center II                    24580         Richmond                        362         2,896           -           310
Capital One Building I               24590         Richmond                      1,278        10,690           -           314
Capital One Building II              24600         Richmond                        477         3,946           -           243
Capital One Building III             24610         Richmond                      1,278        11,515           -          (171)
Capital One Parking Deck             24620         Richmond                          -         2,288           -           141
1309 E. Cary Street                  24630         Richmond                        171           685           -           100
4900 Cox Road                        24640         Richmond                      1,324         5,305           -           675
Technology Park 1                    24650         Richmond                        541         2,166           -           391
Development Opportunity Strip        28340         Richmond                         45             -           -             -
East Shore I                         24660         Richmond                          -         1,254         953         5,301
East Shore II                        24670         Richmond                        907         6,662           -           114
East Shore III                       24680         Richmond                          -         2,220       1,319         4,520
East Shore IV                        28390         Richmond                      2,345             -         261             -
Grove Park I                         24690         Richmond                        349         2,685         364         3,159
Grove Park II                        24700         Richmond                        983             -                         -
Highwoods Distribution Center        24710         Richmond                        517         5,714           -           545
Highwoods One                        24720         Richmond           (6)        1,846         8,613           -         2,008
Highwoods Two                        24730         Richmond                        785         5,170           -         1,375
Highwoods Five                       24760         Richmond                        806         4,948           -           947
Sadler & Cox Land                    24770         Richmond                      1,745             -                         -
Highwoods Plaza                      24790         Richmond                        907         4,937           -         1,025
Highwoods Commons                    24800         Richmond                        547         4,342         (26)          (42)
Innsbrook Centre                     24810         Richmond                        914         6,768           -           216
Innslake Center                      28560         Richmond                        791         4,730           -           587
Liberty Mutual                       24820         Richmond        3,067         1,205         4,819           -           680
Mercer Plaza                         24830         Richmond                      1,556        12,350           -             1
Markel American                      24840         Richmond                      1,372         8,667           -           949
North Park                           24850         Richmond                      2,163         8,659           -           655
North Shore Commons  A               24860         Richmond                      1,344        10,447           -         1,085
North Shore Commons  B - Land        24870         Richmond                      1,810             -           -             -
North Shore Commons  C - Land        24880         Richmond                      1,667             -           -             -
Hamilton Beach                       24890         Richmond                      1,086         4,344           -           475
Pavillion - Richmond                 24900         Richmond                        401             -        (401)            -
One Shockoe Plaza                    24910         Richmond                          -        19,324           -        (3,954)
Pickles Land                         28240         Richmond                      1,276             -           -             -
Stony Point I                        24930         Richmond                      1,384        11,445           -         1,251
Stony Point II                       24940         Richmond                      1,561        10,949           -         1,773
Stony Point III                      28430         Richmond                      1,181         8,131           -         1,059
Stony Point F Land                   24950         Richmond                      2,589             -           -             -
Technology Park 2                    24960         Richmond                        264         1,058           -            99
Vantage Place A                      24980         Richmond                        203           811           -           178
Vantage Place B                      24990         Richmond                        233           931           -           152
Vantage Place C                      25000         Richmond                        235           940           -           186
Vantage Place D                      25010         Richmond                        218           873           -           211
Vantage Pointe                       25020         Richmond                      1,089         4,354           -           599
Waterfront Plaza                     25030         Richmond                        585         2,347           -           750
West Shore I                         25040         Richmond                        358         1,431           -            69
West Shore II                        25050         Richmond                        545         2,181           -            57
West Shore III                       25060         Richmond                        961         3,601           -         1,370
Virginia Mutual                      28250         Richmond                      1,301         6,034           -          (219)

South Florida



                                          Gross Amount at Which                                                           Life on
                                          Carried at Close of Period                                                       Which
                                          --------------------------
                                                        Building &                     Accumulated        Date of      Depreciation
                                            Land       Improvements      Total(12)     Depreciation     Construction    is Computed
                                          --------   ----------------   -----------   --------------   --------------  -------------
Rexwoods Center I                            878           3,917           4,795          1,257             1990          5-40 yrs.
Rexwoods Center II                           362           1,905           2,267            418             1993          5-40 yrs.
Rexwoods Center III                          920           2,923           3,843            794             1992          5-40 yrs.
Rexwoods Center IV                           586           3,676           4,262          1,111             1995          5-40 yrs.
Rexwoods Center V                          1,301           6,072           7,373          1,110             1998          5-40 yrs.
Riverbirch                                   469           4,565           5,034          1,678             1987          5-40 yrs.
Six Forks Center I                           666           3,263           3,929            623             1982          5-40 yrs.
Six Forks Center II                        1,086           5,274           6,360            923             1983          5-40 yrs.
Six Forks Center III                         862           4,998           5,860          1,065             1987          5-40 yrs.
Smoketree Tower                            2,353          14,077          16,430          3,351             1984          5-40 yrs.
South Square I                               606           4,848           5,454          1,030             1988          5-40 yrs.
South Square II                              525           5,137           5,662          1,069             1989          5-40 yrs.
Sycamore                                     255           5,903           6,158          1,333             1997          5-40 yrs.
Weston  - Land                             6,337               -           6,337              -              N/A             N/A
Willow Oak                                   458           6,560           7,018          2,161             1995          5-40 yrs.

Richmond, VA
Airport Center I                             708           5,390           6,098            949             1997          5-40 yrs.
Airport Center II                            362           3,206           3,568            371             1998          5-40 yrs.
Capital One Building I                     1,278          11,004          12,282            984             1999          5-40 yrs.
Capital One Building II                      477           4,189           4,666            349             1999          5-40 yrs.
Capital One Building III                   1,278          11,344          12,622            913             1999          5-40 yrs.
Capital One Parking Deck                       -           2,429           2,429            139             1999          5-40 yrs.
1309 E. Cary Street                          171             785             956            139             1987          5-40 yrs.
4900 Cox Road                              1,324           5,980           7,304            867             1991          5-40 yrs.
Technology Park 1                            541           2,557           3,098            476             1991          5-40 yrs.
Development Opportunity Strip                 45               -              45              -              N/A             N/A
East Shore I                                 953           6,555           7,508            327              N/A             N/A
East Shore II                                907           6,776           7,683            902             1999          5-40 yrs.
East Shore III                             1,319           6,740           8,059            380             1999          5-40 yrs.
East Shore IV                              2,606               -           2,606              -              N/A             N/A
Grove Park I                                 713           5,844           6,557          1,104             1997          5-40 yrs.
Grove Park II                                983               -             983              -              N/A             N/A
Highwoods Distribution Center                517           6,259           6,776            563             1999          5-40 yrs.
Highwoods One                              1,846          10,621          12,467          2,499             1996          5-40 yrs.
Highwoods Two                                785           6,545           7,330          1,204             1997          5-40 yrs.
Highwoods Five                               806           5,895           6,701            888             1998          5-40 yrs.
Sadler & Cox Land                          1,745               -           1,745              -              N/A             N/A
Highwoods Plaza                              907           5,962           6,869            264             2000          5-40 yrs.
Highwoods Commons                            521           4,300           4,821            435             1999          5-40 yrs.
Innsbrook Centre                             914           6,984           7,898            353             1989          5-40 yrs.
Innslake Center                              791           5,317           6,108             15             2001          5-40 yrs.
Liberty Mutual                             1,205           5,499           6,704            966             1990          5-40 yrs.
Mercer Plaza                               1,556          12,351          13,907            637             1984          5-40 yrs.
Markel American                            1,372           9,616          10,988          1,120             1998          5-40 yrs.
North Park                                 2,163           9,314          11,477          1,437             1989          5-40 yrs.
North Shore Commons  A                     1,344          11,532          12,876            218                           5-40 yrs.
North Shore Commons  B - Land              1,810               -           1,810              -              N/A             N/A
North Shore Commons  C - Land              1,667               -           1,667              -              N/A             N/A
Hamilton Beach                             1,086           4,819           5,905            784             1986          5-40 yrs.
Pavillion - Richmond                           -               -               -              -              N/A             N/A
One Shockoe Plaza                              -          15,370          15,370          2,310             1996          5-40 yrs.
Pickles Land                               1,276               -           1,276              -              N/A             N/A
Stony Point I                              1,384          12,696          14,080          1,640             1990          5-40 yrs.
Stony Point II                             1,561          12,722          14,283          1,306             1999          5-40 yrs.
Stony Point III                            1,181           9,190          10,371            193                           5-40 yrs.
Stony Point F Land                         2,589               -           2,589              -              N/A             N/A
Technology Park 2                            264           1,157           1,421            205             1991          5-40 yrs.
Vantage Place A                              203             989           1,192            236             1987          5-40 yrs.
Vantage Place B                              233           1,083           1,316            246             1988          5-40 yrs.
Vantage Place C                              235           1,126           1,361            245             1987          5-40 yrs.
Vantage Place D                              218           1,084           1,302            269             1988          5-40 yrs.
Vantage Pointe                             1,089           4,953           6,042            904             1990          5-40 yrs.
Waterfront Plaza                             585           3,097           3,682            706             1988          5-40 yrs.
West Shore I                                 358           1,500           1,858            234             1995          5-40 yrs.
West Shore II                                545           2,238           2,783            328             1995          5-40 yrs.
West Shore III                               961           4,971           5,932          1,039             1997          5-40 yrs.
Virginia Mutual                            1,301           5,815           7,116            196             1996          5-40 yrs.

South Florida

                                                                                                         Cost Capitalized subsequent
                                                                                      Initial Cost              to Acquistion
                                                                                      ------------       ---------------------------
                                                                     2001                   Building &                 Building &
            Description                   JDE         City       Encumberance     Land     Improvements     Land      Improvements
------------------------------------- ----------- ------------- --------------  --------  -------------- ---------  ----------------
The 1800 Eller Drive Building            25080    South Florida                       -        9,724             -          491

Tampa, FL
5400 Gray Street                         25100       Tampa                          350          295                          5
Atrium                                   25120       Tampa                        1,639        9,286          (287)       2,230
Bay View Commons Land                    25200       Tampa                          200            -             -            -
Bay View Office Centre                   25210       Tampa                        1,304        5,964             -          396
Bay Vista Gardens                        25220       Tampa                          447        4,777             -           26
Bay Vista Gardens II                     25230       Tampa                        1,328        6,981           134          396
Bay Vista Office Building                25250       Tampa                          935        4,480             -          516
Bay Vista Retail                         25260       Tampa                          283        1,135             -          116
Countryside Place                        25270       Tampa                          843        3,731             -          146
Clearwater Point                         25280       Tampa                          317        1,531          (317)      (1,531)
Cypress Center Land                      25320       Tampa                        1,456            -             -            -
Cypress Commons                          25330       Tampa                        1,211       11,488             -          120
Cypress Center I                         25340       Tampa                        3,171       12,635             -           13
Cypress Center III                       25350       Tampa                        1,190        7,690             -           18
Cypress West                             25360       Tampa              2,020       615        4,988             -          775
Brookwood Day Care Center                25370       Tampa                           61          347             -           28
Expo Building                            25380       Tampa                          171          969          (171)        (969)
Feathersound Corporate Center II         25400       Tampa              2,191       800        7,282             -          550
Firemans Fund Building                   25410       Tampa                          500        4,107             -          103
Fireman's Fund Land                      25420       Tampa                        1,002            -                          -
Federated Land                           25450       Tampa                        6,028            -        (6,028)           -
Horizon                                  25460       Tampa         (1)                -        6,114             -          554
Highwoods Preserve I                     25470       Tampa                            -        2,268         1,618       23,368
Highwoods Preserve II                    25480       Tampa                           42          274                      1,517
Highwoods Preserve III                   25490       Tampa                            -        1,524         1,488       21,140
Highwoods Preserve IV                    25500       Tampa                        1,639       16,355             -        8,576
Highwoods Preserve V                     25510       Tampa                        1,440       21,189             -          (68)
Highwoods Plaza                          25530       Tampa                          545        4,650             -        1,462
Highwoods Preserve Land                  25540       Tampa                        5,403            -                          -
Romac                                    28140       Tampa                            -            -             -            -
LakePointe I                             25640       Tampa         (1)            2,000       20,376             -        6,324
LakePointe II                            25660       Tampa         (1)            2,100       31,390             -          552
Lakeside                                 25650       Tampa         (1)                -        7,272             -          123
Northside Square Office                  25720       Tampa                          601        3,601             -          220
Northside Square Office/Retail           25730       Tampa                          800        2,808             -           86
One Harbour Place                        28180       Tampa         (3)            2,015       25,252             -          531
Parkside                                 25740       Tampa         (1)                -        9,193             -          373
Pavilion                                 25750       Tampa         (1)                -       16,022             -          516
Pavilion Parking Garage                  25760       Tampa                            -        5,618             -            -
380 Park Place                           25770       Tampa                        1,508        6,782             -          722
REO Building                             25790       Tampa                          795        4,484             -          292
Registry I                               25800       Tampa                          744        4,216             -          648
Registry II                              25810       Tampa                          908        5,147             -          532
Registry Square                          25820       Tampa                          344        1,951             -          167
Sabal Business Center I                  25840       Tampa                          375        2,127             -          234
Sabal Business Center II                 25850       Tampa                          342        1,935             -          142
Sabal Business Center III                25860       Tampa                          290        1,642             -           49
Sabal Business Center IV                 25870       Tampa                          819        4,638             -          222
Sabal Business Center V                  25880       Tampa                        1,026        5,813             -          242
Sabal Business Center VI                 25890       Tampa                        1,609        9,116             -          101
Sabal Business Center VII                25900       Tampa                        1,519        8,605             -           81
Sabal Lake Building                      25910       Tampa                          572        3,241             -          152
Sabal Industrial Park Land               25920       Tampa                          488            -                          -
Sabal Park Plaza                         25930       Tampa                          611        3,460             -          416
Sabal Tech Center                        25940       Tampa                          548        3,107             -           97
Summit Office Building                   25950       Tampa                          579        2,749             -           13
Spectrum                                 25960       Tampa         (1)            1,450       14,173             -          298
Sabal Pavilion I                         25970       Tampa                          660        8,633           304        2,686
Sabal Pavilion II                        25980       Tampa                          533            -                          -
USF&G                                    26130       Tampa                        1,366        7,742             -        1,391
Westshore Square                         26140       Tampa              2,721     1,130        5,155             -          224


                                                                                653,279    2,674,368        (6,978)     300,851
                                                                             =======================================================

                                          Gross Amount at Which                                                           Life on
                                          Carried at Close of Period                                                       Which
                                          --------------------------
                                                        Building &                     Accumulated        Date of      Depreciation
                                            Land       Improvements      Total(12)     Depreciation     Construction    is Computed
                                          --------   ----------------   -----------   --------------   --------------  -------------
The 1800 Eller Drive Building                  -           10,215          10,215             573           1983          5-40 yrs.

Tampa, FL
5400 Gray Street                             350              300             650              32           1973          5-40 yrs.
Atrium                                     1,352           11,516          12,868           1,463           1989          5-40 yrs.
Bay View Commons Land                        200                -             200               -            N/A           N/A
Bay View Office Centre                     1,304            6,360           7,664             660           1982          5-40 yrs.
Bay Vista Gardens                            447            4,803           5,250             471           1982          5-40 yrs.
Bay Vista Gardens II                       1,462            7,377           8,839             960           1997          5-40 yrs.
Bay Vista Office Building                    935            4,996           5,931             648           1982          5-40 yrs.
Bay Vista Retail                             283            1,251           1,534             140           1987          5-40 yrs.
Countryside Place                            843            3,877           4,720             449           1988          5-40 yrs.
Clearwater Point                               -                -               -               -           1981          5-40 yrs.
Cypress Center Land                        1,456                -           1,456               -            N/A           N/A
Cypress Commons                            1,211           11,608          12,819           1,912           1985          5-40 yrs.
Cypress Center I                           3,171           12,648          15,819           2,411           1982          5-40 yrs.
Cypress Center III                         1,190            7,708           8,898             533           1983          5-40 yrs.
Cypress West                                 615            5,763           6,378             708           1985          5-40 yrs.
Brookwood Day Care Center                     61              375             436              53           1986          5-40 yrs.
Expo Building                                  -                -               -               -           1981          5-40 yrs.
Feathersound Corporate Center II             800            7,832           8,632           1,018           1986          5-40 yrs.
Firemans Fund Building                       500            4,210           4,710             478           1982          5-40 yrs.
Fireman's Fund Land                        1,002                -           1,002               -            N/A           N/A
Federated Land                                 -                -               -               -            N/A
Horizon                                        -            6,668           6,668             708           1980          5-40 yrs.
Highwoods Preserve I                       1,618           25,636          27,254           1,439           1999          5-40 yrs.
Highwoods Preserve II                         42            1,791           1,833             153           2001          5-40 yrs.
Highwoods Preserve III                     1,488           22,664          24,152           1,027           1999          5-40 yrs.
Highwoods Preserve IV                      1,639           24,931          26,570             764           1999          5-40 yrs.
Highwoods Preserve V                       1,440           21,121          22,561             270           2001          5-40 yrs.
Highwoods Plaza                              545            6,112           6,657             226           1999          5-40 yrs.
Highwoods Preserve Land                    5,403                -           5,403               -            N/A           N/A
Romac                                          -                -               -               -            N/A           N/A
LakePointe I                               2,000           26,700          28,700           1,728           1999          5-40 yrs.
Lakeside                                       -            7,395           7,395             776           1978          5-40 yrs.
LakePointe II                              2,100           31,942          34,042           3,431           1986          5-40 yrs.
Northside Square Office                      601            3,821           4,422             439           1986          5-40 yrs.
Northside Square Office/Retail               800            2,894           3,694             317           1986          5-40 yrs.
One Harbour Place                          2,015           25,783          27,798             977           1985          5-40 yrs.
Parkside                                       -            9,566           9,566           1,007           1979          5-40 yrs.
Pavilion                                       -           16,538          16,538           1,742           1982          5-40 yrs.
Pavilion Parking Garage                        -            5,618           5,618             308           1999          5-40 yrs.
380 Park Place                             1,508            7,504           9,012             152            N/A           N/A
REO Building                                 795            4,776           5,571             529           1983          5-40 yrs.
Registry I                                   744            4,864           5,608             718           1985          5-40 yrs.
Registry II                                  908            5,679           6,587             852           1987          5-40 yrs.
Registry Square                              344            2,118           2,462             293           1988          5-40 yrs.
Sabal Business Center I                      375            2,361           2,736             355           1982          5-40 yrs.
Sabal Business Center II                     342            2,077           2,419             349           1984          5-40 yrs.
Sabal Business Center III                    290            1,691           1,981             236           1984          5-40 yrs.
Sabal Business Center IV                     819            4,860           5,679             655           1984          5-40 yrs.
Sabal Business Center V                    1,026            6,055           7,081             826           1988          5-40 yrs.
Sabal Business Center VI                   1,609            9,217          10,826           1,227           1988          5-40 yrs.
Sabal Business Center VII                  1,519            8,686          10,205           1,153           1990          5-40 yrs.
Sabal Lake Building                          572            3,393           3,965             529           1986          5-40 yrs.
Sabal Industrial Park Land                   488                -             488               -            N/A           N/A
Sabal Park Plaza                             611            3,876           4,487             768           1987          5-40 yrs.
Sabal Tech Center                            548            3,204           3,752             425           1989          5-40 yrs.
Summit Office Building                       579            2,762           3,341             269           1988          5-40 yrs.
Spectrum                                   1,450           14,471          15,921           1,625           1984          5-40 yrs.
Sabal Pavilion I                             964           11,319          12,283             921           1998          5-40 yrs.
Sabal Pavilion II                            533                -             533               -            N/A           N/a
USF&G                                      1,366            9,133          10,499           1,802           1988          5-40 yrs.
Westshore Square                           1,130            5,379           6,509             535           1976          5-40 yrs.


                                         646,301        2,975,219       3,621,520         377,201
                                        =========================================================


                                                                                                             Initial Cost
                                                                                                       ------------------------
                                                                                            2001                   Building &
            Description                      JDE         City                           Encumberance     Land     Improvements
-------------------------------------    -----------  ---------                        --------------  --------  --------------
 (1) These assets are pledged as collateral for a $69,868,000 first mortgage loan.
 (2) These assets are pledged as collateral for an $44,479,000 first mortgage loan.
 (3) These assets are pledged as collateral for a $28,693,000 first mortgage loan.
 (4) These assets are pledged as collateral for a $7,504,000 first mortgage loan.
 (5) These assets are pledged as collateral for a $134,966,000 first mortgage loan.
 (6) These assets are pledged as collateral for a $182,939,000 first mortgage loan.

Cost Capitalized subsequent  Gross Amount at Which                                                           Life on
       to Acquistion         Carried at Close of Period                                                       Which
---------------------------  --------------------------
              Building &                   Building &                     Accumulated        Date of      Depreciation
   Land      Improvements      Land       Improvements      Total(12)     Depreciation     Construction    is Computed
---------  ----------------  --------   ---------------    -----------   --------------   --------------  -------------

                            HIGHWOODS PROPERTIES INC.

                              NOTE TO SCHEDULE III
                                 (In Thousands)

                     As of December 31, 2001, 2000, and 1999

A summary of activity for Real estate and accumulated depreciation is as follows

                                                                                                     December 31,
                                                                                       ------------------------------------------
                                                                                          2001            2000            1999
                                                                                       ----------      ----------      ----------
Real Estate:
   Balance at beginning of year ..................................................      3,443,117       3,768,234       4,025,472
   Additions
      Acquisitions, Development and Improvments ..................................        336,678         403,012         507,475
      Cost of real estate sold ...................................................       (158,275)       (728,129)       (764,713)
                                                                                       ----------      ----------      ----------
   Balance at close of year (a) ..................................................      3,621,520       3,443,117       3,768,234
                                                                                       ==========      ==========      ==========

Accumulated Depreciaition
   Balance at beginning of year ..................................................        280,772         237,979         167,989
      Depreciation expense .......................................................        104,789         103,435          99,386
      Real estate sold ...........................................................         (8,360)        (60,642)        (29,396)
                                                                                       ----------      ----------      ----------
   Balance at close of year (b) ..................................................        377,201         280,772         237,979
                                                                                       ==========      ==========      ==========

--------------------------------------------------------------------------------
(a) Reconciliation of total cost to balance sheet caption at December 31, 2001, 2000, and 1999 (in Thousands)


                                                                                          2001            2000            1999
                                                                                       ----------      ----------      ----------
Total per schedule III ...........................................................      3,621,520       3,443,117       3,768,234
Constuction in progress exclusive
   of land included in schedule III ..............................................        108,118          87,622         186,925
Furniture, fixtures and equipment ................................................         19,398          11,433           7,917
Property held for sale ...........................................................        (83,325)       (133,303)        (51,603)
                                                                                       ----------      ----------      ----------
Total real estate assets at cost .................................................      3,665,711       3,408,869       3,911,473
                                                                                       ==========      ==========      ==========

--------------------------------------------------------------------------------
(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2001, 2000, and 1999 (in Thousands)

                                                                                          2001            2000            1999
                                                                                       ----------      ----------      ----------
Total per Schedule III ...........................................................        377,201         280,772         237,979
Accumulated Depreciation - furniture, fixtures and equipment......................          9,649           5,317           2,799
Property held for sale ...........................................................         (1,294)         (5,479)         (2,643)
                                                                                       ----------      ----------      ----------
Total accumulated depreciation ...................................................        385,556         280,610         238,135
                                                                                       ==========      ==========      ==========