Form 10-Q
period 2002-03-31
HIGHWOODS PROPERTIES INC
filed 2002-05-14
CIK 921082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                        Commission file number: 001-13100

                                    ---------


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

                                      27604
                                   (Zip Code)

                                 (919) 872-4924
              (Registrant's telephone number, including area code)


                                    ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

                                    ---------

     The Company has only one class of common stock, par value $.01 per share, with 52,906,199 shares outstanding as of May 7, 2002.

================================================================================

                           HIGHWOODS PROPERTIES, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements .................................................................    3

           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ...............    4

           Consolidated Statements of Income for the three months ended March 31, 2002
              and 2001 ..........................................................................    5

           Consolidated Statements of Stockholders' Equity for the three months ended
              March 31, 2002 ....................................................................    6

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002
              and 2001 ..........................................................................    7

           Notes to Consolidated Financial Statements ...........................................    9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations ........................................................................   14

           Disclosure Regarding Forward-Looking Statements ......................................   14

           Overview .............................................................................   14

           Results of Operations ................................................................   16

           Liquidity and Capital Resources ......................................................   18

           Impact of Recently Issued Accounting Standards .......................................   22

           Funds From Operations and Cash Available for Distributions ...........................   22

           Property Information .................................................................   24

           Inflation ............................................................................   32

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...........................   33

                         PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements

     We refer to (1) Highwoods Properties, Inc. as the "Company," (2) Highwoods Realty Limited Partnership as the "Operating Partnership," (3) the Company's common stock as "Common Stock" and (4) the Operating Partnership's common partnership interests as "Common Units."

     The information furnished in the accompanying balance sheets, statements of income, statements of stockholders' equity and statements of cash flows reflects all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

     The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2001 Annual Report on Form 10-K.

                           HIGHWOODS PROPERTIES, INC.

                           Consolidated Balance Sheets

                                ($ in thousands)

                                                                                                 March 31,     December 31,
                                                                                                   2002            2001
                                                                                                -----------    -----------
                                                                                                (Unaudited)
Assets
Real estate assets, at cost:
   Land and improvements ..............................................................         $   448,160    $   440,100
   Buildings and tenant improvements ..................................................           2,964,482      2,930,792
   Development in process .............................................................              82,787        108,118
   Land held for development ..........................................................             162,009        151,337
   Furniture, fixtures and equipment ..................................................              19,666         19,398
                                                                                                -----------    -----------
                                                                                                  3,677,104      3,649,745
   Less - accumulated depreciation ....................................................            (411,429)      (384,104)
                                                                                                -----------    -----------
   Net real estate assets .............................................................           3,265,675      3,265,641
Property held for sale ................................................................              72,985         96,545
Cash and cash equivalents .............................................................               3,863            576
Restricted cash .......................................................................               4,412          5,685
Accounts receivable, net ..............................................................              20,513         23,659
Advances to related parties ...........................................................                 788            788
Notes receivable ......................................................................              39,852         43,761
Accrued straight-line rents receivable ................................................              51,118         49,078
Investment in unconsolidated affiliates ...............................................              83,257         83,393
Other assets:
   Deferred leasing costs .............................................................             106,812        102,502
   Deferred financing costs ...........................................................              26,055         26,121
   Prepaid expenses and other .........................................................              10,843         10,461
                                                                                                -----------    -----------
                                                                                                    143,710        139,084
   Less - accumulated amortization ....................................................             (64,073)       (59,924)
                                                                                                -----------    -----------
     Other assets, net ................................................................              79,637         79,160
                                                                                                -----------    -----------
Total Assets ..........................................................................         $ 3,622,100    $ 3,648,286
                                                                                                ===========    ===========

Liabilities and Stockholders' Equity
Mortgages and notes payable ...........................................................         $ 1,725,032    $ 1,719,230
Accounts payable, accrued expenses and other liabilities ..............................             102,078        120,235
                                                                                                -----------    -----------
   Total Liabilities ..................................................................           1,827,110      1,839,465
Minority interest .....................................................................             200,918        203,181
Stockholders' Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference
$1,000 per share), 104,945 shares issued and outstanding at March 31, 2002 and
December 31, 2001 .....................................................................             104,945        104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at March 31, 2002 and December
31, 2001 ..............................................................................             172,500        172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at March 31, 2002 and December
31, 2001 ..............................................................................             100,000        100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 52,906,199 and
52,891,822 shares issued and outstanding at March 31, 2002 and December 31, 2001,
respectively ..........................................................................                 529            529
Additional paid-in capital ............................................................           1,375,874      1,376,546
Distributions in excess of net earnings ...............................................            (147,501)      (135,878)
Accumulated other comprehensive loss ..................................................              (8,853)        (9,441)
Deferred compensation--restricted stock ...............................................              (3,422)        (3,561)
                                                                                                -----------    -----------
   Total Stockholders' Equity .........................................................           1,594,072      1,605,640
                                                                                                -----------    -----------
Total Liabilities and Stockholders' Equity ............................................         $ 3,622,100    $ 3,648,286
                                                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                        Consolidated Statements of Income

             (Unaudited and $ in thousands except per share amounts)

                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                                2002               2001
                                                                                             ----------         ---------
Revenue:
   Rental property ......................................................................    $  124,971         $ 128,203
   Equity in earnings of unconsolidated affiliates ......................................         2,564               833
   Interest and other income ............................................................         3,415             7,813
                                                                                             ----------         ---------
Total Revenue ...........................................................................       130,950           136,849

Operating expenses:
   Rental property ......................................................................        38,506            36,805
   Depreciation and amortization ........................................................        31,286            29,125
   Interest expense:
     Contractual ........................................................................        26,034            28,321
     Amortization of deferred financing costs ...........................................           339               665
                                                                                             ----------         ---------
                                                                                                 26,373            28,986
   General and administrative ...........................................................         5,174             5,212
                                                                                             ----------         ---------
     Income before gain on disposition of land and depreciable assets, minority
       interest, discontinued operations and extraordinary item .........................        29,611            36,721
   Gain on disposition of land and depreciable assets ...................................           944             7,071
                                                                                             ----------         ---------
     Income before minority interest, discontinued operations and extraordinary item ....        30,555            43,792

Minority interest .......................................................................        (3,722)           (5,223)
                                                                                             ----------         ---------
   Income from continuing operations ....................................................        26,833            38,569
Discontinued Operations
   Income from discontinued operations, net of minority interest ........................           202               205
                                                                                             ----------         ---------
   Net income before extraordinary item .................................................        27,035            38,774
Extraordinary item--loss on early extinguishment of debt ................................             -              (193)
                                                                                             ----------         ---------
   Net income ...........................................................................        27,035            38,581
Dividends on preferred stock ............................................................        (7,713)           (8,145)
                                                                                             ----------         ---------
Net income available for common shareholders ............................................    $   19,322         $  30,436
                                                                                             ==========         =========

Net income per common share--basic:
   Income from continuing operations ....................................................    $     0.36         $    0.54
   Income from discontinued operations ..................................................             -                 -
   Extraordinary item--loss on early extinguishment of debt .............................             -                 -
                                                                                             ----------         ---------
   Net income ...........................................................................    $     0.36         $    0.54
                                                                                             ==========         =========
   Weighted average shares outstanding--basic ...........................................        52,896            56,393
                                                                                             ==========         =========

Net income per common share--diluted:
   Income from continuing operations ....................................................    $     0.36         $    0.54
   Income from discontinued operations ..................................................             -                 -
   Extraordinary item--loss on early extinguishment of debt .............................             -                 -
                                                                                             ----------         ---------
   Net income ...........................................................................    $     0.36         $    0.54
                                                                                             ==========         =========
   Weighted average shares outstanding--diluted .........................................        53,393            56,659
                                                                                             ==========         =========
Distributions declared per common share .................................................    $    0.585         $    0.57
                                                                                             ==========         =========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                 Consolidated Statements of Stockholders' Equity

                    For the Three Months Ended March 31, 2002

          (Unaudited, in thousands except for number of common shares)

                                                                                            Accumulated
                                                                                               Other
                         Number of                                      Additional Deferred   Compre-     Distributions
                          Common   Common  Series A  Series B  Series D  Paid-In   Compen-    hensive     in Excess of
                          Shares   Stock  Preferred Preferred Preferred  Capital    sation     Loss       Net Earnings       Total
                         --------- ------ --------- --------- --------- ---------- -------- ------------  -------------      -----
Balance at
 December 31, 2001 ...  52,891,822  $ 529  $104,945  $172,500  $100,000 $1,376,546 $ (3,561)$    (9,441) $  (135,878)   $ 1,605,640

Issuance of
 Common Stock ........       9,317      -         -         -         -        203        -           -            -            203

Common Stock
 Dividends ...........           -      -         -         -         -          -        -           -      (30,945)       (30,945)

Preferred Stock
 Dividends ...........           -      -         -         -         -          -        -           -       (7,713)        (7,713)

Issuance of restricted
 stock ...............       5,060      -         -         -         -        136     (136)          -            -              -

Amortization of
 deferred
 compensation ........           -      -         -         -         -          -      275           -            -            275

Retirement of stock
 options .............           -      -         -         -         -     (1,011)       -           -            -         (1,011)

Net Income ...........           -      -         -         -         -          -        -           -       27,035         27,035

Other comprehensive
 income ..............           -      -         -         -         -          -        -         588            -            588
                        ----------  -----  --------  --------  -------- ---------- -------- -----------  -----------    -----------

Balance at
  March 31, 2002 .....  52,906,199  $ 529  $104,945  $172,500  $100,000 $1,375,874 $ (3,422)$    (8,853) $  (147,501)   $ 1,594,072
                        ==========  =====  ========  ========  ======== ========== ======== ===========  ===========    ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                      Consolidated Statements of Cash Flows

                         (Unaudited and $ in thousands)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                          2002           2001
                                                                                     -------------   ------------
Operating activities:
Net income .........................................................................   $  27,035      $  38,581
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ...................................................      31,705         29,871
   Amortization of deferred compensation ...........................................         275            201
   Minority interest ...............................................................       3,750          5,251
   Equity in earnings of unconsolidated affiliates .................................      (2,564)          (833)
Loss on early extinguishment of debt ...............................................          --            193
Gain on disposition of land and depreciable assets .................................        (944)        (7,071)
Transition adjustment upon adoption of FASB 133 ....................................          --            556
Loss on ineffective portion of derivative instruments ..............................          --            466
Changes in operating assets and liabilities ........................................     (16,635)          (446)
                                                                                       ---------      ---------
     Net cash provided by operating activities .....................................      42,622         66,769
                                                                                       ---------      ---------

Investing activities:
Additions to real estate assets ....................................................     (13,602)       (59,310)
Proceeds from disposition of real estate assets ....................................      23,200         49,700
Payment from advances to subsidiaries ..............................................          --         27,560
Distributions from unconsolidated affiliates .......................................       2,384          1,333
Investments in notes receivable ....................................................       4,409          8,684
Other investing activities .........................................................      (3,953)        (5,705)
                                                                                       ---------      ---------
     Net cash provided by investing activities .....................................      12,438         22,262
                                                                                       ---------      ---------

Financing activities:
Distributions paid on common stock and common units ................................     (35,229)       (36,506)
Dividends paid on preferred stock ..................................................      (7,713)        (8,145)
Payment of prepayment penalties ....................................................          --           (193)
Borrowings on mortgages and notes payable ..........................................      12,362         16,402
Repayments on mortgages and notes payable ..........................................     (22,844)       (33,733)
Borrowings on revolving loans ......................................................     137,000         69,000
Repayments on revolving loans ......................................................    (132,500)       (47,000)
Net proceeds from the sale of common stock .........................................         203             68
Net change in deferred financing costs .............................................         654           (738)
Repurchase of common stock and units ...............................................      (2,216)      (106,847)
Other financing activities .........................................................      (1,490)            --
                                                                                       ---------      ---------
     Net cash used in financing activities .........................................     (51,773)      (147,692)
                                                                                       ---------      ---------
Net increase/(decrease) in cash and cash equivalents ...............................       3,287        (58,661)
Cash and cash equivalents at beginning of the period ...............................         576        104,780
                                                                                       ---------      ---------
Cash and cash equivalents at end of the period .....................................   $   3,863      $  46,119
                                                                                       =========      =========

Supplemental disclosure of cash flow information:
Cash paid for interest .............................................................   $  23,332      $  23,489
                                                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                         (Unaudited and $ in thousands)

Supplemental disclosure of non-cash investing and financing activities:

     The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership and the net assets acquired subject to mortgage notes payable:

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                    -----------    -----------
Assets:
Notes receivable ..............................................................      $     500      $     675
Cash and cash equivalents .....................................................             41            551
Rental property and equipment, net ............................................         12,812         19,881

Liabilities:
Mortgages and notes payable ...................................................         11,784         22,520
Accounts payable, accrued expenses and other liabilities ......................            136          1,392
                                                                                     ---------      ---------
   Net assets .................................................................      $   1,433      $  (2,805)
                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (Unaudited)

1.   DESCRIPTION OF THE COMPANY

     Highwoods Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company's wholly-owned assets include: 501 in-service office, industrial and retail properties; 213 apartment units; 1,277 acres of undeveloped land suitable for future development; and an additional 16 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2002, the Company owned 87.8% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share (subject to certain adjustments) of Common Stock.

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

2.   BASIS OF PRESENTATION

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

     Certain amounts in the March 31, 2001 and December 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

                           HIGHWOODS PROPERTIES, INC.

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

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

     Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three months ended March 31, 2002 and 2001 ($ in thousands):


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                    -----------    -----------
Rental Income:
Office segment ................................................................     $  103,964     $  103,523
Industrial segment ............................................................         10,664         11,715
Retail segment ................................................................          9,964          9,695
Apartment segment .............................................................            379          3,270
                                                                                    ----------     ----------
   Total Rental Income ........................................................     $  124,971     $  128,203
                                                                                    ==========     ==========
Net Operating Income:
Office segment ................................................................     $   70,610     $   73,047
Industrial segment ............................................................          8,828          9,976
Retail segment ................................................................          6,835          6,584
Apartment segment .............................................................            192          1,791
                                                                                    ----------     ----------
   Total Net Operating Income .................................................         86,465         91,398
                                                                                    ----------     ----------
Reconciliation to income before gain on disposition of land
   and depreciable assets, minority interest, discontinued
   operations and extraordinary item:
Equity in earnings of unconsolidated affiliates ...............................          2,564            833
Interest and other income .....................................................          3,415          7,813
Interest expense ..............................................................        (26,373)       (28,986)
General and administrative expense ............................................         (5,174)        (5,212)
Depreciation and amortization .................................................        (31,286)       (29,125)
                                                                                    ----------     ----------
Income before gain on disposition of land and depreciable assets, minority
   interest, discontinued operations and extraordinary item ...................     $   29,611     $   36,721
                                                                                    ==========     ==========


                                                          As of March 31,
                                                    --------------------------
                                                       2002            2001
                                                    -----------    -----------
Total Assets:
Office segment .................................... $2,857,422     $2,700,177
Industrial segment ................................    325,941        337,605
Retail segment ....................................    258,876        243,538
Apartment segment .................................     10,791         86,761
Corporate and other ...............................    169,070        236,111
                                                    ----------     ----------
   Total Assets ................................... $3,622,100     $3,604,192
                                                    ==========     ==========

                           HIGHWOODS PROPERTIES, INC.

4.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by generally accepted accounting principals, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of March 31, 2002, our joint ventures have approximately $590.2 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations (2) with respect to $3.4 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Rocky Point, LLC debt represented 15.00% of the outstanding loan balance at March 31, 2002 and (3) with respect to $2.4 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at March 31, 2002. Selected financial data for unconsolidated affiliates for the three months ended March 31, 2002 and 2001 is presented below ($ in thousands):

                                                        2002            2001
                                                    Percent Owned  Percent Owned
                                                    -------------  -------------
     Board of Trade Investment Company ............     49.00%          49.00%
     Dallas County Partners I, LP .................     50.00           50.00
     Dallas County Partners II, LP ................     50.00           50.00
     Dallas County Partners III, LP ...............     50.00           50.00
     Fountain Three ...............................     50.00           50.00
     Kessinger/Hunter, LLC ........................     30.00           30.00
     4600 Madison Associates, LP ..................     12.50           12.50
     Dreilander-Fonds 98/29 .......................     22.81           22.81
     Dreilander-Fonds 97/26 and 99/32 .............     42.93           44.70
     RRHWoods, LLC ................................     50.00           50.00
     Highwoods-Markel Associates, LLC .............     50.00           50.00
     MG-HIW, LLC ..................................     20.00           20.00
     MG-HIW Peachtree Corners, LLC ................     50.00           50.00
     MG-HIW Rocky Point, LLC ......................     50.00           50.00
     MG-HIW Metrowest I, LLC ......................     50.00           50.00
     MG-HIW Metrowest II, LLC .....................     50.00           50.00
     Concourse Center Associates, LLC .............     50.00              --

                                                       2002           2001
                                                    -----------    -----------
     Total assets .................................  $921,270       $ 863,530
     Total liabilities ............................   615,597         571,862
     Total net income .............................     8,844           3,097

5.   DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001, we adopted Financial Accounting Standards Board Statement (SFAS) No. 133/138, "Accounting for Derivative Instruments and Hedging Activities", as amended. This statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss ("AOCL") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. In connection with the adoption of SFAS 133/138 in January 2001, we recorded a net transition adjustment of $555,962 of unrealized loss in interest and other income and a net transition adjustment of $125,000 in AOCL. Adoption of the standard also resulted in us recognizing $127,000 of derivative instrument liabilities and a reclassification of approximately $10.6 million of deferred financing costs from past cashflow hedging relationships from other assets to AOCL.

                           HIGHWOODS PROPERTIES, INC.

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

     On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in accumulated other comprehensive loss, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. We also assess and document, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

     All of our derivatives are designated as cashflow hedges at March 31, 2002. The effective portion of the cumulative loss on the derivative instruments was $8.9 million at March 31, 2002 and was reported as a component of AOCL in stockholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). We expect that the portion of the cumulative loss recorded in AOCL at March 31, 2002 associated with the derivative instruments which will be recognized within the next 12 months will be approximately $1.6 million.

     Derivative liabilities totaling approximately $207,080 related to our interest rate swap agreement, with a notional amount of $19.0 million, are recorded in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets at March 31, 2002. The fair value of our interest rate swap agreement was $(207,080) at March 31, 2002. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

6. Other Comprehensive Income/(loss)

     Other comprehensive income/(loss) represents net income plus the results of certain non-stockholders' equity changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       2002              2001
                                                                                    -----------      -----------
Net Income ................................................................          $  27,035         $ 38,581
   Other comprehensive income/(loss):
   Unrealized derivative losses on cashflow hedges ........................                204             (411)
   Reclassification of past hedging relationships .........................                 --          (10,597)
   Amortization of past hedging relationships .............................                384            1,567
                                                                                     ---------         --------
     Total other comprehensive income/(loss) ..............................                588           (9,441)
                                                                                     ---------         --------
     Total comprehensive income ...........................................          $  27,623         $ 29,140
                                                                                     =========         ========

                           HIGHWOODS PROPERTIES, INC.

7. Discontinued Operations

     As of January 1, 2002, we have adopted FASB 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and the appropriate amounts are disclosed separately under income from discontinued operations on the consolidated income statement. Below represents the revenues, rental operating expenses, depreciation and amortization, net income and net carrying value of the properties held for sale at March 31, 2002 (which are expected to be sold during the second and third quarters of 2002), as a result of our capital recycling program and included in income from discontinued operations at March 31, 2001 and 2002 ($ in thousands):

                                                                Rental     Depreciation     Net Income
                             Rentable                Rental    Operating        and      (net of minority  Net Carrying
                    Type    Square Feet   Acreage   Revenues   Expenses    Amortization      interest)        Value
                   ----------------------------------------------------------------------------------------------------
March 31, 2002
--------------
                    Office     155,000       --       $  432     $   68       $   80           $ 250            $12,310
                    Land            --       16           --         55           --             (48)             2,132
                             ------------------------------------------------------------------------------------------
                    Total      155,000       16       $  432     $  123       $   80           $ 202            $14,442
                             ==========================================================================================

March 31, 2001
--------------
                    Office     155,000       --       $  418     $   62       $   81           $ 242            $12,582
                    Land            --       16           --         42           --             (37)             2,132
                             ------------------------------------------------------------------------------------------
                    Total      155,000       16       $  418     $  104       $   81           $ 205            $14,714
                             ==========================================================================================

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

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in "Business - Risk Factors" set forth elsewhere in our 2001 Annual Report.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

     We are a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At March 31, 2002, we:

          . owned 501 in-service office, industrial and retail properties, encompassing approximately 37.5 million rentable square feet and 213 apartment units;

          . owned an interest (50% or less) in 75 in-service office and industrial properties, encompassing approximately 7.5 million rentable square feet and 418 apartment units;

        . owned 1,277 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development; and

        . were developing an additional 20 properties, which will encompass approximately 2.2 million rentable square feet (including two properties encompassing 142,000 rentable square feet that we are developing with our joint venture partners).

     The following summarizes our capital recycling program since the beginning of 2000:

                                                       Three Months
                                                           Ended       Year Ended  Year Ended
                                                      March 31, 2002      2001        2000
                                                     ----------------  ----------  ----------
Office, Industrial and Retail Properties
   (rentable square feet in thousands)
     Dispositions (1) ............................          (128)          (268)     (4,743)
     Contributions to Joint Ventures (1) .........            --           (118)     (2,199)
     Developments Placed In-Service ..............           404          1,351       3,480
     Acquisitions ................................            --             72         669
                                                         -------        -------     -------
     Net Change in Wholly-owned
       In-Service Properties .....................           276          1,037      (2,793)
                                                         =======        =======     =======

Apartment Properties
   (in units)
     Dispositions ................................            --         (1,672)         --
                                                         =======        =======     =======

----------

(1) Excludes wholly-owned development properties sold or contributed to joint ventures.

     In addition to the above property activity, we repurchased $2.2 million, $147.4 million and $100.2 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Stock during 2001.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At March 31, 2002, the Company owned 87.8 % of the Common Units in the Operating Partnership.

Results of Operations

     The following table sets forth information regarding our results of operations for the three months ended March 31, 2002 and 2001 ($ in millions):

                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                           2002            2001        $ Change
                                                                                      -------------    -------------  ----------
Revenue:
   Rental property ..............................................................       $   125.0        $   128.2     $  (3.2)
   Equity in earnings of unconsolidated affiliates ..............................             2.6              0.8         1.8
   Interest and other income ....................................................             3.4              7.8        (4.4)
                                                                                        ---------        ---------     -------
Total revenue ...................................................................           131.0            136.8        (5.8)
Operating expenses:
   Rental property ..............................................................            38.5             36.8         1.7
   Depreciation and amortization ................................................            31.3             29.1         2.2
   Interest expense:
     Contractual ................................................................            26.0             28.3        (2.3)
     Amortization of deferred financing costs ...................................             0.4              0.7        (0.3)
                                                                                        ---------        ---------     -------
                                                                                             26.4             29.0        (2.6)
   General and administrative ...................................................             5.2              5.2          --
                                                                                        ---------        ---------     -------
     Income before gain on disposition of land and depreciable assets,
       minority interest, discontinued operations and extraordinary item ........            29.6             36.7        (7.1)
   Gain on disposition of land and depreciable assets ...........................             0.9              7.1        (6.2)
                                                                                        ---------        ---------     -------
     Income before minority interest, discontinued operations and
       extraordinary item .......................................................            30.5             43.8       (13.3)
Minority interest ...............................................................            (3.7)            (5.2)        1.5
                                                                                        ---------        ---------     -------
   Income from continuing operations ............................................            26.8             38.6       (11.8)
Discontinued operations
   Income from discontinued operations, net of minority interest ................             0.2              0.2          --
                                                                                        ---------        ---------     -------
   Net income before extraordinary item .........................................            27.0             38.8       (11.8)
Extraordinary item -- loss on early extinguishment
   of debt ......................................................................              --             (0.2)        0.2
                                                                                        ---------        ---------     -------
   Net income ...................................................................            27.0             38.6       (11.6)
Dividends on preferred stock ....................................................            (7.7)            (8.1)        0.4
                                                                                        ---------        ---------     -------
   Net income available for common
     shareholders ...............................................................       $    19.3        $    30.5     $ (11.2)
                                                                                        =========        =========     =======

     Revenues from rental operations decreased $3.2 million, or 2.5%, from $128.2 million for the quarter ended March 31, 2001 to $125.0 million for the quarter ended March 31, 2002. The decrease was primarily a result of a decrease in the average occupancy rates from 94.2% in the first quarter of 2001 to 89.0% in the first quarter of 2002 and a decrease in our property portfolio as a result of our capital recycling program. Additionally, due to lower expected economic growth and increasing market vacancy rates in our core markets, we expect a slight decline in occupancy during the remaining three quarters of 2002. Our in-service wholly-owned portfolio increased from 36.3 million square feet at March 31, 2001 to 37.5 million square feet at March 31, 2002.

     Same property rental revenues, which are the revenues of the 483 in-service properties wholly-owned on January 1, 2001, decreased $2.6 million, or 2.2%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. This decrease was primarily a result of lower same store average occupancy, which declined from 94.2% in the first quarter of 2001 to 88.9% in the first quarter of 2002. Partially offsetting the decrease in rental revenue was an increase in termination fees from $1.4 million in the first quarter of 2001 to $1.8 million in the first quarter of 2002. In addition, same store straight line rent was $3.1 million in the first quarter of 2001 and $2.4 million in the first quarter of 2002.

     During the quarter ended March 31, 2002, 137 second generation leases representing 532,000 square feet of office, industrial and retail space were executed at an average rate per square foot which was 0.3% higher than the average rate per square foot on the previous leases.

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

     Equity in earnings of unconsolidated affiliates increased $1.8 million from $0.8 million for the quarter ended March 31, 2001 to $2.6 million for the quarter ended March 31, 2002. The increase was primarily a result of the an increase in occupancy rates in 2002 for certain joint ventures formed with unrelated investors and earnings from a joint venture formed with unrelated investors in late December 2001. We account for our investments in unconsolidated joint ventures using the equity method of accounting because we do not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years.

     Interest and other income decreased $4.4 million, or 56.4%, from $7.8 million for the quarter ended March 31, 2001 to $3.4 million for the quarter ended March 31, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the first quarter of 2002 and a decrease in interest income in the first quarter of 2002 due to lower cash balances during the period. During 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were used in our stock repurchase program.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $1.7 million, or 4.6%, from $36.8 million for the quarter ended March 31, 2001 to $38.5 million for the quarter ended March 31, 2002. The increase was primarily a result of an increase in real estate taxes in 2002. Rental operating expenses as a percentage of related revenues increased from 28.7% for the quarter ended March 31, 2001 to 30.8% for the quarter ended March 31, 2002.

     Same property rental property expenses, which are the expenses of the 483 in-service properties wholly-owned on January 1, 2001, decreased $587,000, or 1.7%, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expense accounts.

     Depreciation and amortization for the quarters ended March 31, 2002 and 2001 totaled $31.3 million and $29.1 million, respectively. The increase of $2.2 million, or 7.6%, was due to an increase in the amortization of leasing commissions and tenant improvements, partly offset by a decrease in the depreciation expense as a result of our capital recycling program during 2002 and 2001.

     Interest expense decreased $2.6 million, or 9.0%, from $29.0 million for the quarter ended March 31, 2001 to $26.4 million for the quarter ended March 31, 2002. The decrease was primarily attributable to the decrease in the weighted average interest rates for the quarter ended March 31, 2002, partly offset by an increase in the average outstanding debt for the quarter ended March 31, 2002. Interest expense for the quarters ended March 31, 2002 and 2001 included $339,000 and $665,000, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts.

     General and administrative expenses as a percentage of total revenues was 4.0% in the first quarter of 2002 and 3.8% in the first quarter of 2001.

     Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, wages, property taxes, insurance and other project costs incurred during the period of development. Capitalized interest for the quarters ended March 31, 2002 and 2001 was $4.0 million and $3.0 million, respectively.

     Gain on disposition of land and depreciable assets decreased $6.2 million from $7.1 million for the quarter ended March 31, 2001 to $944,000 for the quarter ended March 31, 2002. In 2001, the majority of the gain was a result of the disposition of 277 apartment units. In 2002, the majority of the gain was a result of the sale of 128,000 rentable square feet of office property.

     Income before gain on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item equaled $29.6 million and $36.7 million for the quarters ended March 31, 2002 and 2001, respectively. The Company's net income allocated to minority interest totaled $3.7 million and $5.2 million for the quarters ended March 31, 2002 and 2001, respectively. The Company recorded $7.7 million and $8.1 million in preferred stock dividends for each of the quarters ended March 31, 2002 and 2001, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred stock during 2001.

Liquidity and Capital Resources

     Statement of Cash Flows. The following table sets forth the changes in the Company's cash flows from the first quarter of 2001 to the first quarter of 2002 ($ in thousands):

                                                      Quarter Ended March 31,
                                                   -----------------------------
                                                       2002             2001          Change
                                                   ------------     ------------   ------------
     Cash Provided By Operating Activities         $  42,622        $   66,769     $ (24,147)
     Cash Provided By Investing Activities            12,438            22,262        (9,824)
     Cash Used in Financing Activities               (51,773)         (147,692)       95,919

     The decrease in cash provided by operating activities was primarily the result of our capital recycling program and a decrease in average occupancy rates for our wholly-owned portfolio. Real estate taxes were higher in the first quarter of 2002 primarily due to higher property assessments. The level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     The decrease in cash provided by investing activities was primarily a result of a decrease of $26.5 million in the proceeds from the disposition of real estate assets from the first quarter of 2001 to the first quarter of 2002, and a decrease in the collection of advances from subsidiaries of $27.6 million from the first quarter of 2001 to the first quarter of 2002, partly offset by the reduction in additions to real estate assets of $45.7 million from the first quarter of 2001 to the first quarter of 2002.

     The decrease in cash used in financing activities was primarily a result of a decrease of $104.6 million in the repurchase of Common Stock and Common Units from the first quarter of 2001 and the first quarter of 2002, partly offset by an increase of $10.7 million in net repayment on the unsecured revolving loan, mortgages and notes payable from the first quarter of 2001 to the first quarter of 2002.

     Capitalization. Based on our total market capitalization of $3.8 billion at March 31, 2002 (at the March 31, 2002 stock price of $28.09 and assuming the redemption for shares of Common Stock of the 7.3 million Common Units of minority interest in the Operating Partnership), our debt represented approximately 45.5% of our total market capitalization. Our total indebtedness at March 31, 2002 was $1.7 billion and was comprised of $541.5 million of secured indebtedness with a weighted average interest rate of 7.8% and $1.2 billion of unsecured indebtedness with a weighted average interest rate of 6.4%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

     The following table sets forth the maturity schedule of our long-term debt as of March 31, 2002 ($ in thousands):


                                                   ----------------------------------------------------------------
                                                                                Within       Within       Within
                                                                   Within         2-3          4-5       6 or more
                                                      Total        1 Year        Years        Years        Years
                                                   -----------  -----------  -----------  -----------   -----------
Fixed Rate Debt:
     Unsecured:
         MOPPRS (1) .............................  $   125,000  $        --  $        --  $        --   $   125,000
         Put Option Notes (2) ...................      100,000           --           --           --       100,000
         Notes ..................................      706,500           --      246,500      110,000       350,000
         Term Loan ..............................       18,996       18,996           --           --            --
     Secured:
         Mortgages and loans payable ............      525,252       20,283       64,170      113,928       326,871
                                                   -----------  -----------  -----------  -----------   -----------
     Total Fixed Rate Debt ......................    1,475,748       39,279      310,670      223,928       901,871
                                                   -----------  -----------  -----------  -----------   -----------

Variable Rate Debt:
     Unsecured:
         Revolving Loan .........................      233,000           --      233,000           --            --
     Secured:
         Revolving Loan .........................       11,784           --       11,784           --            --
         Mortgage loan payable ..................        4,500          246          526          576         3,152
                                                   -----------  -----------  -----------  -----------   -----------
     Total Variable Rate Debt ...................      249,284          246      245,310          576         3,152
                                                   -----------  -----------  -----------  -----------   -----------

Total Long Term Debt ............................  $ 1,725,032  $    39,525  $   555,980  $   224,504   $   905,023
                                                   ===========  ===========  ===========  ===========   ===========

----------------------

(1) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835% from the date of issuance through January 31, 2003. After January 31, 2003, the interest rate to maturity on such MOPPRS will be 5.715% plus the applicable spread determined as of January 31, 2003. In connection with the initial issuance of the MOPPRS, a counter party was granted a remarketing option to purchase the MOPPRS from the holders thereof on January 31, 2003 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the MOPPRS from the holders on January 31, 2003 at 100.0% of the principal amount plus accrued and unpaid interest.

(2) On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $943.0 million at March 31, 2002.

     The Operating Partnership's unsecured notes of $931.5 million bear interest rates ranging from 6.75% to 8.125%, with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS and Put Option Notes, are redeemable at any time at our option, subject to certain conditions including the payment of make-whole amounts.

     We currently have a $300.0 million unsecured revolving loan (with $233.0 million outstanding at March 31, 2002) that matures in December 2003 and a $55.2 million secured revolving loan (with $11.8 million outstanding at March 31, 2002) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under our secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. In addition, based on our current expectation of future operating performance, we expect to remain in compliance for the foreseeable future.

     Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by generally accepted accounting principals, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of March 31, 2002, our joint ventures have approximately $590.2 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations (2) with respect to $3.4 million of construction debt related to the MG-HIW Rocky Point, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Rocky Point, LLC debt represented 15.00% of the outstanding loan balance at March 31, 2002 and (3) with respect to $2.4 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at March 31, 2002.

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

     The following table sets forth information regarding our interest rate hedge contract as of March 31, 2002 ($ in thousands):

                   Notional      Maturity                                     Fixed        Fair Market
Type of Hedge       Amount         Date              Reference Rate           Rate           Value
-------------       ------      ---------       ---------------------       ---------     ------------
Swap               $ 18,996      6/10/02        1-Month LIBOR + 0.75%         6.95%        $    (207)

     The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $207,276 during 2002 and were recorded as additional interest expense.

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

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $42.0 million of our existing development activity. See "Business -- Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

          . borrowings under our unsecured revolving loan (up to $85.0 million of availability as of May 3, 2002);

          . borrowings under our secured revolving loan (up to $40.9 million of availability as of May 3, 2002);

          .    the selective disposition of non-core assets;

          . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

          . the issuance of secured debt (at March 31, 2002, we had $2.8 billion of unencumbered real estate assets at cost).

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

     Share and Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of May 1, 2002, under the new repurchase program, the Company had repurchased 1.4 million shares of Common Stock and Common Units at a weighted average purchase price of $24.55 per share and a total purchase price of $33.9 million under this new repurchase program. In determining whether or not to repurchase additional capital stock, we will consider, among other factors, the effect of repurchases on our liquidity and the price of our Common Stock.

     Disposition Activity. As part of our ongoing capital recycling program, during the three months ended March 31, 2002, we have sold 128,000 square feet of office properties and 50.9 acres of development land for gross proceeds of $23.2 million. In addition, we had 551,152 square feet of office properties and
128.8 acres of land under contract for sale in various transactions totaling $103.4 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the second and third quarters of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated.

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

Impact of Recently Issued Accounting Standards

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. We adopted SFAS No. 144 in the first quarter of 2002. The net income from discontinued operations, net of minority interest, for properties meeting the criteria in accordance with SFAS No. 144 is reflected in the consolidated statements of income as Discontinued Operations for all periods presented.

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

     FFO equals income from continuing operations before minority interest (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of depreciable property and dividends paid to preferred shareholders, plus depreciation and amortization. In addition, FFO includes both recurring and non-recurring operating results and income from discontinued operations. As a result, non-recurring items that are not defined as "extraordinary" under GAAP are reflected in the calculation of FFO.

     Cash available for distribution is defined as funds from operations increased by the amortization of deferred financing activities and reduced by rental income from straight-line rents and non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space.

     FFO and cash available for distribution for the three months ended March 31, 2002 and 2001 are summarized in the following table (in thousands):

                                                                                      Three Months Ended March 31
                                                                                    ------------------------------
                                                                                        2002              2001
                                                                                    -------------    -------------
FFO:
Income before gain on disposition of land and depreciable assets, minority
     interest, discontinued operations and extraordinary item ...................    $    29,611       $  36,721
Add/(Deduct):
     Dividends to preferred shareholders ........................................         (7,713)         (8,145)
     Transition adjustment upon adoption of FAS 133 .............................             --             556
     Income from discontinued operations ........................................            230             233
     (Loss)/Gain on disposition of land .........................................           (232)          1,026
     Depreciation and amortization ..............................................         31,366          29,206
     Depreciation on unconsolidated subsidiaries ................................          2,484           1,992
                                                                                     -----------       ---------
         FFO ....................................................................         55,746          61,589

Cash Available for Distribution:
Add/(Deduct):
     Rental income from straight-line rents .....................................         (2,367)         (3,102)
     Amortization of deferred financing costs ...................................            339             665
     Non-incremental revenue generating capital expenditures (1):
       Building improvements paid ...............................................           (751)         (1,073)
       Second generation tenant improvements paid ...............................         (3,531)         (3,755)
       Second generation lease commissions paid .................................         (2,610)         (4,787)
                                                                                     -----------       ---------
         Cash available for distribution ........................................    $    46,826       $  49,537
                                                                                     ===========       =========
Weighted average shares/units outstanding (2) -- basic ..........................         60,249          64,094
                                                                                     ===========       =========
Weighted average shares/units outstanding (2) -- diluted ........................         60,747          64,359
                                                                                     ===========       =========

Dividend payout ratios:
     FFO ........................................................................           63.7%           59.6%
                                                                                     ===========       =========
     Cash available for distribution ............................................           75.9%           74.1%
                                                                                     ===========       =========

-----------------------

(1)  Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.

Property Information

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2002 and 2001:

                                                         March 31, 2002                 March 31, 2001
                                                   --------------------------    -----------------------------
                                                                    Percent                         Percent
                                                      Rentable      Leased/         Rentable        Leased/
                                                    Square Feet   Pre-Leased       Square Feet    Pre-Leased
                                                   -------------- -----------    --------------- -------------
In-Service
     Office .....................................     25,214,000        89.0%       24,509,000          93.8%
     Industrial .................................     10,607,000        84.3        10,358,000          95.3
     Retail (1) .................................      1,651,000        96.0         1,645,000          94.4
                                                      ----------       -----        ----------         -----
       Total or Weighted Average ................     37,472,000        88.0%       36,512,000          94.2%
                                                      ==========       =====        ==========         =====

Development
     Completed -- Not Stabilized
     Office .....................................      1,472,000        51.3%          524,000          78.0%
     Industrial .................................        136,000        29.4           306,000          52.0
     Retail .....................................         20,000        90.0                --            --
                                                      ----------       -----        ----------         -----
       Total or Weighted Average ................      1,628,000        49.9%          830,000          69.0%
                                                      ==========       =====        ==========         =====

In-Process
     Office .....................................        415,000        85.5%        2,079,000          52.0%
     Industrial .................................             --          --           122,000            --
     Retail .....................................             --          --            20,000          34.0
                                                      ----------        ----        ----------         -----
       Total or Weighted Average ................        415,000        85.5%        2,221,000          49.0%
                                                      ==========       =====        ==========         =====

Total
     Office .....................................     27,101,000                    27,112,000
     Industrial .................................     10,743,000                    10,786,000
     Retail (1) .................................      1,671,000                     1,665,000
                                                      ----------                    ----------
       Total ....................................     39,515,000                    39,563,000
                                                      ==========                    ==========


---------------------

(1)  Excludes Kansas City's basement space.

     As of March 31, 2002, we were developing 16 suburban office properties, one industrial property and one retail property totaling 2.0 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partners two additional properties totaling 142,000 rentable square feet. At March 31, 2002, these two development projects had an aggregate anticipated total investment of $16.9 million and were 8.0% pre-leased.

In-Process

                                                           Anticipated
                                               Rentable       Total       Investment    Pre-Leasing    Estimated     Estimated
Name                        Market           Square Feet    Investment    at 03/31/02  Percentage (1)  Completion Stabilization (2)
----                        ------           -----------  --------------  -----------  --------------  ---------- -----------------
                                                               ($ in thousands)
Office:

International Place 3       Memphis              214,000  $   34,272      $    29,170        100%         2Q02           2Q02
1825 Century Center (3)     Atlanta              101,000      16,254           11,746        100          3Q02           3Q02
801 Raleigh Corporate
   Center (3)               Research Triangle    100,000      12,016            3,635         40          4Q02           2Q04
                                               ---------  ----------      -----------       ----
In-Process Office
   Total or Weighted
   Average                                       415,000  $   62,542      $    44,551         86%
                                               =========  ==========      ===========       ====

Total or Weighted
   Average of all
   In-Process
   Development Projects                          415,000  $   62,542      $    44,551         86%
                                               =========  ==========      ===========       ====

--------------------

(1)  Letters of intent comprise 4% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.
(3) We are developing these properties for a third party and own an option to purchase each property.

Completed--Not Stabilized

                                                            Anticipated
                                                Rentable       Total     Investment    Pre-Leasing    Estimated       Estimated
Name                      Market              Square Feet   Investment   at 03/31/02  Percentage (1)  Completion  Stabilization (2)
----                      ------              -----------   -----------  -----------  --------------  ----------  -----------------
                                                                 ($ in thousands)
Office:
Highwoods Tower II        Research Triangle       167,000   $   25,134   $  21,949        94%           1Q01          2Q02
Met Life Building
   At Brookfield          Greenville              115,000       13,220      12,379        83            3Q01          3Q02
Cool Springs II           Nashville               205,000       22,718      21,111        70            2Q01          3Q02
Hickory Trace             Nashville                52,000        5,933       5,714        77            3Q01          3Q02
ParkWest One              Research Triangle        46,000        4,364       4,113        74            2Q01          3Q02
North Shore
   Commons A              Richmond                115,000       14,300      13,773        79            2Q01          3Q02
Stony Point III           Richmond                107,000       11,425      10,825        73            2Q01          3Q02
Shadow Creek II           Memphis                  81,000        8,750       6,839        19            4Q01          4Q02
Highwoods Park at
   Jefferson Village      Piedmont Triad           98,000       11,290       9,789         4            4Q01          4Q02
Seven Springs I           Nashville               131,000       15,556      12,248         8            1Q02          1Q03
Centre Green Two          Research Triangle        97,000       11,596       9,798        31            2Q01          1Q03
Centre Green Four         Research Triangle       100,000       11,764       9,088        33            4Q01          2Q03
GlenLake I                Research Triangle       158,000       22,417      18,090        15            4Q01          2Q03
                                              -----------   ----------   ---------      ----
Office Total
   or Weighted
   Average                                      1,472,000   $  178,467   $ 155,716        51%
                                              ===========   ==========   =========      ====

Industrial:
Newpont IV                Atlanta                 136,000   $    5,288   $   4,283        29%           4Q01          4Q02
                                              -----------   ----------   ---------      ----
Completed-Not
   Stabilized Industrial
   Total or Weighted
   Average                                        136,000   $    5,288   $   4,283        29%
                                              ===========   ==========   =========      ====

Retail:
Granada Shops             Kansas City              20,000   $    4,680   $   4,131        90%           4Q01          4Q02
                                              -----------   ----------   ---------      ----
Completed-Not
   Stabilized Retail
   Total or Weighted
   Average                                         20,000   $    4,680   $   4,131        90%
                                              ===========   ==========   =========      ====

Total or Weighted
   Average of all
   Completed-
   Not Stabilized
   Development Projects                         1,628,000   $  188,435   $ 164,130        50%
                                              ===========   ==========   =========      ====

Total or Weighted
   Average of all
   Development Projects                         2,043,000   $  250,977   $ 208,681        57%
                                              ===========   ==========   =========      ====

--------------

(1)  Letters of intent comprise 4% of the total pre-leasing percentage.
(2) We generally consider a development project to be stabilized upon the earlier of the first date such project is at least 95% occupied or one year from the date of completion.

Development Analysis

                                                                         Anticipated
                                                          Rentable          Total         Pre-Leasing
                                                         Square Feet     Investment      Percentage (1)
                                                        -------------   -------------   ----------------
                                                                      ($ in thousands)
Summary by Estimated Stabilization Date:
     Second Quarter 2002 .............................      381,000      $  59,406              97%
     Third Quarter 2002 ..............................      741,000         88,214              79%
     Fourth Quarter 2002 .............................      335,000         30,008              23%
     First Quarter 2003 ..............................      228,000         27,152              18%
     Second Quarter 2003 .............................      258,000         34,181              22%
     Second Quarter 2004 .............................      100,000         12,016              40%
                                                          ---------      ---------             ---
     Total or Weighted Average .......................    2,043,000      $ 250,977              57%
                                                          =========      =========             ===

Summary by Market:
     Atlanta .........................................      237,000      $  21,542              59%
     Greenville ......................................      115,000         13,220              83%
     Kansas City .....................................       20,000          4,680              90%
     Memphis .........................................      295,000         43,022              78%
     Nashville .......................................      388,000         44,207              50%
     Piedmont Triad ..................................       98,000         11,290               4%
     Research Triangle ...............................      668,000         87,291              47%
     Richmond ........................................      222,000         25,725              76%
                                                          ---------      ---------             ---
     Total or Weighted Average .......................    2,043,000      $ 250,977              57%
                                                          =========      =========             ===

     Build-to-Suit ...................................      315,000      $  50,526             100%
     Multi-Tenant ....................................    1,728,000        200,451              49%
                                                          ---------      ---------             ---
     Total or Weighted Average .......................    2,043,000      $ 250,977              57%
                                                          =========      =========             ===


                                                        Average         Average
                                                        Rentable      Anticipated
                                                         Square           Total        Average
                                                          Feet         Investment   Pre-Leasing (1)
                                                        ---------       ---------   ---------------
                                                                    ($ in thousands)
Average Per Property By Type:
     Office ..........................................    117,938       $ 15,063          59%
     Industrial ......................................    136,000          5,288          29%
     Retail ..........................................     20,000          4,680          90%
                                                         --------       --------         ---
     Weighted Average ................................    113,500       $ 13,943          57%
                                                         ========       ========         ===

------------------

(1)  Letters of intent comprise 4% of the total pre-leasing percentage.

     The following tables set forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended March 31, 2002 and December 31, September 30 and June 30, 2001.

                                                                      Office Leasing Statistics Three Months Ended
                                                     ---------------------------------------------------------------------------
                                                       3/31/02        12/31/01         9/30/01         6/30/01        Average
                                                     -----------   ------------     -------------   -------------  -------------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) .....           110           116               135             155            129
Rentable square footage leased ...................       417,102       437,454           630,043         773,415        564,504
Average per rentable square foot over the
   lease term:
   Base rent .....................................   $     16.83    $    17.85       $     17.03     $     16.36    $     17.02
   Tenant improvements ...........................         (0.98)        (1.19)            (0.90)          (1.17)         (1.06)
   Leasing commissions ...........................         (0.78)        (0.97)            (0.59)          (0.67)         (0.75)
   Rent concessions ..............................         (0.15)        (0.11)            (0.11)          (0.03)         (0.10)
                                                     -----------    ----------       -----------     -----------    -----------
   Effective rent ................................   $     14.92    $    15.58       $     15.43     $     14.49    $     15.11
   Expense stop(1) ...............................         (5.17)        (4.50)            (4.54)          (3.37)         (4.40)
                                                     -----------    ----------       -----------     -----------    -----------
   Equivalent effective net rent .................   $      9.75    $    11.08       $     10.89     $     11.12    $     10.71
                                                     ===========    ==========       ===========     ===========    ===========

Average term in years ............................           4.1           4.6               4.5             4.9            4.5
                                                     ===========    ==========       ===========     ===========    ===========

Capital Expenditures Related to Released Space:
Tenant Improvements:

   Total dollars committed under
   signed leases .................................   $ 2,031,231   $ 2,647,115       $ 2,431,063     $ 5,052,983    $ 3,040,598
   Rentable square feet ..........................       417,102       437,454           630,043         773,415        564,504
                                                     -----------   -----------       -----------     -----------    -----------
   Per rentable square foot ......................   $      4.87   $      6.05       $      3.86     $      6.53    $      5.39
                                                     ===========   ===========       ===========     ===========    ===========
Leasing Commissions:
   Total dollars committed under
   signed leases .................................   $   984,220   $ 1,277,523       $ 1,018,216     $ 1,991,418    $ 1,317,844
   Rentable square feet ..........................       417,102       437,454           630,043         773,415        564,504
                                                     -----------   -----------       -----------     -----------    -----------
   Per rentable square foot ......................   $      2.36   $      2.92       $      1.62     $      2.57    $      2.33
                                                     ===========   ===========       ===========     ===========    ===========
Total:
   Total dollars committed under
   signed leases .................................   $ 3,015,450   $ 3,924,637       $ 3,449,279     $ 7,044,401    $ 4,358,442
   Rentable square feet ..........................       417,102       437,454           630,043         773,415        564,504
                                                     -----------   -----------       -----------     -----------    -----------
   Per rentable square foot ......................   $      7.23   $      8.97       $      5.47     $      9.11    $      7.72
                                                     ===========   ===========       ===========     ===========    ===========

Rental Rate Trends:
Average final rate with expense
   pass throughs .................................   $     16.45   $     16.47       $     16.27     $     14.84    $     16.01
Average first year cash rental rate ..............   $     15.84   $     17.25       $     16.51     $     15.54    $     16.28
                                                     -----------   -----------       -----------     -----------    -----------
Percentage (decrease)/increase ...................          (3.8)%         4.7%              1.5%            4.7%           1.7%
                                                     ===========   ===========       ===========     ===========    ===========

--------------------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                                     Industrial Leasing Statistics Three Months Ended
                                                              ---------------------------------------------------------------
                                                               3/31/02      12/31/01       9/30/01     6/30/01      Average
                                                              ---------    ----------     ---------   ---------   -----------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) .............           15            31            26          23           24
Rentable square footage leased ...........................       78,844       894,865       285,241     153,507      353,114
Average per rentable square foot over the lease term:
   Base rent .............................................    $    6.95    $     3.52     $    4.71   $    5.84   $     5.26
   Tenant improvements ...................................        (1.10)        (0.24)        (0.38)      (0.27)       (0.50)
   Leasing commissions ...................................        (0.21)        (0.10)        (0.11)      (0.15)       (0.14)
   Rent concessions ......................................           --            --            --          --           --
                                                              ---------    ----------     ---------   ---------   ----------
   Effective rent ........................................    $    5.64    $     3.18     $    4.22   $    5.42   $     4.62
   Expense stop (1) ......................................        (0.72)        (0.18)        (0.30)      (0.49)       (0.42)
                                                              ---------    ----------     ---------   ---------   ----------
   Equivalent effective net rent .........................    $    4.92    $     3.00     $    3.92   $    4.93   $     4.19
                                                              =========    ==========     =========   =========   ==========

Average term in years ....................................          4.1           2.2           3.3         2.5          3.0
                                                              =========    ==========     =========   =========   ==========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under signed leases ...........    $ 386,263    $  661,591     $ 606,380   $ 175,777   $  457,503
   Rentable square feet ..................................       78,844       894,865       285,241     153,507      353,114
                                                              ---------    ----------     ---------   ---------   ----------
   Per rentable square foot ..............................    $    4.90    $     0.74     $    2.13   $    1.15   $     1.30
                                                              =========    ==========     =========   =========   ==========
Leasing Commissions:
   Total dollars committed under signed leases ...........    $  44,100    $  257,010     $  87,034   $  63,679   $  112,956
   Rentable square feet ..................................       78,844       894,865       285,241     153,507      353,114
                                                              ---------    ----------     ---------   ---------   ----------
   Per rentable square foot ..............................    $    0.56    $     0.29     $    0.31   $    0.41   $     0.32
                                                              =========    ==========     =========   =========   ==========
Total:
   Total dollars committed under signed leases ...........    $ 430,363    $  918,601     $ 693,414   $ 239,456   $  570,458
   Rentable square feet ..................................       78,844       894,865       285,241     153,507      353,114
                                                              ---------    ----------     ---------   ---------   ----------
   Per rentable square foot ..............................    $    5.46    $     1.03     $    2.43   $    1.56   $     1.62
                                                              =========    ==========     =========   =========   ==========

Rental Rate Trends:
Average final rate with expense pass throughs ............    $    6.99    $     3.58     $    4.85   $    5.73   $     5.29
Average first year cash rental rate ......................    $    6.69    $     3.49     $    4.60   $    5.75   $     5.13
                                                              ---------    ----------     ---------   ---------   ----------
Percentage (decrease)/increase ...........................         (4.2)%        (2.3)%        (5.1)%       0.4%        (2.9)%
                                                              =========    ==========     =========   =========   ==========

----------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

                                                                       Retail Leasing Statistics Three Months Ended
                                                              --------------------------------------------------------------
                                                                3/31/02      12/31/01      9/30/01     6/30/01      Average
                                                              -----------   ----------    ---------   ----------   ---------
Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases) .............             12           12            9           14          12
Rentable square footage leased ...........................         59,649       26,019       40,283       21,072      36,756
Average per rentable square foot over the lease term:
   Base rent .............................................    $     25.66   $    15.75    $   16.33   $    22.84   $   20.15
   Tenant improvements ...................................          (1.87)       (0.63)       (1.49)       (0.66)      (1.16)
   Leasing commissions ...................................          (0.35)       (0.82)       (0.75)       (0.57)      (0.62)
   Rent concessions ......................................          (0.02)          --           --           --       (0.01)
                                                              -----------   ----------    ---------   ----------   ---------
   Effective rent ........................................    $     23.42   $    14.30    $   14.09   $    21.61   $   18.35
   Expense stop (1) ......................................             --           --           --           --          --
                                                              -----------   ----------    ---------   ----------   ---------
   Equivalent effective net rent .........................    $     23.42   $    14.30    $   14.09   $    21.61   $   18.35
                                                              ===========   ==========    =========   ==========   =========

Average term in years ....................................            6.5          6.7          8.8          5.3         6.8
                                                              ===========   ==========    =========   ==========   =========

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
   Total dollars committed under signed leases ...........    $   738,605   $  148,860    $ 526,500   $  121,713   $ 383,919
   Rentable square feet ..................................         59,649       26,019       40,283       21,072      36,756
                                                              -----------   ----------    ---------   ----------   ---------
   Per rentable square foot ..............................    $     12.38   $     5.72    $   13.07   $     5.78   $   10.45
                                                              ===========   ==========    =========   ==========   =========
Leasing Commissions:
   Total dollars committed under signed leases ...........    $    61,981   $   73,314    $ 196,296   $   61,537   $  98,282
   Rentable square feet ..................................         59,649       26,019       40,283       21,072      36,756
                                                              -----------   ----------    ---------   ----------   ---------
   Per rentable square foot ..............................    $      1.04   $     2.82    $    4.87   $     2.92   $    2.67
                                                              ===========   ==========    =========   ==========   =========
Total:
   Total dollars committed under signed leases ...........    $   800,586   $  222,174    $ 722,796   $  183,250   $ 482,201
   Rentable square feet ..................................         59,649       26,019       40,283       21,072      36,756
                                                              -----------   ----------    ---------   ----------   ---------
   Per rentable square foot ..............................    $     13.42   $     8.54    $   17.94   $     8.70   $   13.12
                                                              ===========   ==========    =========   ==========   =========

Rental Rate Trends:
Average final rate with expense pass throughs ............    $     18.25   $    14.16    $   11.28   $    17.99   $   15.42
Average first year cash rental rate ......................    $     23.54   $    16.24    $   14.82   $    21.51   $   19.03
                                                              -----------   ----------    ---------   ----------   ---------
Percentage increase ......................................           28.9%        14.7%        31.4%        19.6%       23.4%
                                                              ===========   ==========    =========   ==========   =========

----------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) which we will not be reimbursed by our tenants.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of March 31, 2002, assuming no tenant exercises renewal options.

Office Properties:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                Rentable            Leased         Annual Rents     Rental Rate        Represented
              Number of        Square Feet      Square Footage         Under        Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002          632            2,817,270             12.2%          $ 46,969          $16.67              11.9%
   2003          549            3,454,440             15.1%            59,785           17.31              15.1%
   2004          497            2,907,224             12.6%            52,347           18.01              13.2%
   2005          413            3,104,392             13.5%            54,093           17.42              13.7%
   2006          313            2,799,525             12.2%            50,280           17.96              12.7%
   2007           97            1,368,541              5.9%            21,137           15.44               5.3%
   2008           78            1,824,503              7.9%            28,934           15.86               7.3%
   2009           22              711,208              3.1%            12,327           17.33               3.1%
   2010           41            1,394,039              6.1%            24,623           17.66               6.2%
   2011           39            1,344,417              5.8%            22,822           16.98               5.8%
Thereafter        64            1,279,727              5.6%            22,757           17.78               5.7%
               -----           ----------            -----           --------          ------             -----

               2,745           23,005,286            100.0%          $396,074          $17.22             100.0%
               =====           ==========            =====           ========          ======             =====

Industrial Properties:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                Rentable            Leased         Annual Rents     Rental Rate        Represented
              Number of        Square Feet      Square Footage         Under        Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002          138            1,763,116             19.5%          $  8,225          $ 4.67              19.1%
   2003           91            1,157,795             12.8%             6,104            5.27              14.1%
   2004           94            2,567,310             28.4%            10,372            4.04              24.0%
   2005           43              713,572              7.9%             4,187            5.87               9.7%
   2006           38              781,946              8.7%             4,589            5.87              10.6%
   2007           19            1,179,641             13.1%             4,932            4.18              11.4%
   2008            7              214,340              2.4%             1,394            6.50               3.2%
   2009            6              268,813              3.0%             1,907            7.09               4.4%
   2010            3               46,508              0.5%               329            7.07               0.8%
   2011            1               33,555              0.4%               159            4.74               0.4%
Thereafter        10              297,519              3.3%               987            3.32               2.3%
                ----           ----------            -----           --------          ------             -----

                 450            9,024,115            100.0%          $ 43,185          $ 4.79             100.0%
                ====           ==========            =====           ========          ======             =====

----------

(1) Annual Rents Under Expiring Leases are March 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

Retail Properties:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                Rentable            Leased         Annual Rents     Rental Rate        Represented
              Number of        Square Feet      Square Footage         Under        Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      ---------      ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002           43              122,465              7.8%          $  1,901          $15.52               5.8%
   2003           38              102,067              6.5%             2,372           23.24               7.3%
   2004           39              208,315             13.2%             2,268           10.89               7.0%
   2005           41               95,027              6.0%             2,391           25.16               7.3%
   2006           36              103,317              6.5%             3,005           29.09               9.2%
   2007           25               96,990              6.1%             1,734           17.88               5.3%
   2008           24              120,168              7.6%             3,472           28.89              10.7%
   2009           21              168,355             10.7%             3,832           22.76              11.8%
   2010           18               97,372              6.2%             2,531           25.99               7.8%
   2011           20              108,418              6.9%             2,230           20.57               6.9%
Thereafter        22              355,906             22.5%             6,817           19.15              20.9%
                ----           ----------            -----           --------          ------             -----

                 327            1,578,400            100.0%          $ 32,553          $20.62             100.0%
                ====           ==========            =====           ========          ======             =====

Total:

                                                                                      Average         Percentage of
                                                 Percentage of                        Annual          Leased Rents
                                Rentable            Leased         Annual Rents     Rental Rate        Represented
              Number of        Square Feet      Square Footage         Under        Per Square             by
  Lease        Leases          Subject to       Represented by       Expiring        Foot for           Expiring
Expiring      Expiring       Expiring Leases    Expiring Leases     Leases (1)      Expirations          Leases
--------      --------       ---------------    ---------------   --------------    -----------        -----------
                                                                 ($ in thousands)
   2002          813            4,702,851             14.0%          $ 57,095          $12.14              12.1%
   2003          678            4,714,302             14.0%            68,261           14.48              14.4%
   2004          630            5,682,849             16.9%            64,987           11.44              13.8%
   2005          497            3,912,991             11.6%            60,671           15.51              12.9%
   2006          387            3,684,788             11.0%            57,874           15.71              12.3%
   2007          141            2,645,172              7.9%            27,803           10.51               5.9%
   2008          109            2,159,011              6.4%            33,800           15.66               7.2%
   2009           49            1,148,376              3.4%            18,066           15.73               3.8%
   2010           62            1,537,919              4.6%            27,483           17.87               5.8%
   2011           60            1,486,390              4.4%            25,211           16.96               5.3%
Thereafter        96            1,933,152              5.8%            30,561           15.81               6.5%
               -----           ----------            -----           --------          ------             -----

               3,522           33,607,801            100.0%          $471,812          $14.04             100.0%
               =====           ==========            =====           ========          ======             =====

----------

(1) Annual Rents Under Expiring Leases are March 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

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

     To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving loans bear interest at variable rates. Our long-term debt, which consists of long-term financings and the issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

     Certain Variable Rate Debt. As of March 31, 2002, the Company had approximately $268.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2002, our interest expense would be increased or decreased approximately $2.7 million.

     Interest Rate Hedge Contracts. For a discussion of our interest rate hedge contract in effect at March 31, 2002, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources--Capitalization." If interest rates increase by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of March 31, 2002 would increase by approximately $38,283. If interest rates decrease by 100 basis points, the aggregate fair market value of this interest rate hedge contract as of March 31, 2002 would decrease by approximately $38,431.

     In addition, we are exposed to certain losses in the event of nonperformance by the counterparties under the hedge contract. We expect the counterparties, which are major financial institutions, to perform fully under this contract. However, if the counterparties were to default on their obligations under the interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rates in the contract.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Highwoods Properties, Inc.

                                  By:     /s/ Ronald P. Gibson
                                      -----------------------------------------
                                              Ronald P. Gibson
                                         President and Chief Executive Officer

                                  By:     /s/ Carman J. Liuzzo
                                      -----------------------------------------
                                              Carman J. Liuzzo
                                           Chief Financial Officer
                                        (Principal Accounting Officer)

Date: May 14, 2002