Form 10-Q
period 2002-06-30
HIGHWOODS PROPERTIES INC
filed 2002-08-14
CIK 921082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                        Commission file number: 001-13100

                               ------------------

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

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               ------------------

     The Company has only one class of common stock, par value $.01 per share, with 53,415,547 shares outstanding as of August 1, 2002.

================================================================================

                           HIGHWOODS PROPERTIES, INC.

               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................................................       3

           Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001........................       4

           Consolidated Statements of Income for the three and six months ended June 30, 2002
            and 2001....................................................................................       5

           Consolidated Statements of Stockholders' Equity for the six months ended
            June 30, 2002...............................................................................       6

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002
            and 2001....................................................................................       7

           Notes to Consolidated Financial Statements...................................................       9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................................      14

           Disclosure Regarding Forward-Looking Statements..............................................      14

           Overview.....................................................................................      14

           Critical Accounting Policies.................................................................      15

           Results of Operations........................................................................      18

           Liquidity and Capital Resources..............................................................      21

           Recent Developments..........................................................................      25

           Impact of Recently Issued Accounting Standards...............................................      25

           Funds From Operations and Cash Available for Distributions...................................      26

           Property Information.........................................................................      28

           Inflation....................................................................................      37

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................      38

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds....................................................      39

Item 4.    Submission of Matters to a Vote of Security Holders..........................................      39

Item 6.    Exhibits and Reports on Form 8-K.............................................................      39

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

                           HIGHWOODS PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                ($ in thousands)

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               2002             2001
                                                                                          --------------    --------------
                                                                                           (UNAUDITED)
ASSETS
Real estate assets, at cost:
  Land and improvements.........................................................          $      443,929    $      437,399
  Buildings and tenant improvements.............................................               2,949,380         2,924,384
  Development in process........................................................                  53,787           108,118
  Land held for development.....................................................                 183,267           153,468
  Furniture, fixtures and equipment.............................................                  19,842            19,398
                                                                                          --------------    --------------
                                                                                               3,650,205         3,642,767
  Less - accumulated depreciation...............................................                (431,065)         (381,773)
                                                                                          --------------    --------------
  Net real estate assets........................................................               3,219,140         3,260,994
Property held for sale..........................................................                  68,754           101,292
Cash and cash equivalents.......................................................                  14,194               576
Restricted cash.................................................................                   4,556             5,685
Accounts receivable, net........................................................                  15,423            23,659
Advances to related parties.....................................................                     788               788
Notes receivable................................................................                  33,181            43,761
Accrued straight-line rents receivable..........................................                  49,407            49,078
Investment in unconsolidated affiliates.........................................                  79,603            83,393
Other assets:
  Deferred leasing costs........................................................                 110,584           102,135
  Deferred financing costs......................................................                  25,916            26,121
  Prepaid expenses and other....................................................                  12,086            10,461
                                                                                          --------------    --------------
                                                                                                 148,586           138,717
  Less - accumulated amortization...............................................                 (67,867)          (59,657)
                                                                                          --------------    --------------
    Other assets, net...........................................................                  80,719            79,060
                                                                                          --------------    --------------
Total Assets....................................................................          $    3,565,765    $    3,648,286
                                                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and notes payable.....................................................          $    1,675,358    $    1,719,230
Accounts payable, accrued expenses and other liabilities........................                  99,275           120,235
                                                                                          --------------    --------------
  Total Liabilities.............................................................               1,774,633         1,839,465
Minority interest...............................................................                 192,879           203,181
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 50,000,000 authorized shares:
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference
 $1,000 per share), 104,945 shares issued and outstanding at June 30, 2002 and
 December 31, 2001..............................................................                 104,945           104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at June 30, 2002 and
 December 31, 2001..............................................................                 172,500           172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at June 30, 2002 and
 December 31, 2001..............................................................                 100,000           100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,423,488 and
 52,891,822 shares issued and outstanding at June 30, 2002 and
 December 31, 2001, respectively................................................                     534               529
Additional paid-in capital......................................................               1,390,238         1,376,546
Distributions in excess of net earnings.........................................                (157,223)         (135,878)
Accumulated other comprehensive loss............................................                  (8,260)           (9,441)
Deferred compensation--restricted stock.........................................                  (4,481)           (3,561)
                                                                                          --------------    --------------
  Total Stockholders' Equity....................................................               1,598,253         1,605,640
                                                                                          --------------    --------------
Total Liabilities and Stockholders' Equity......................................          $    3,565,765    $    3,648,286
                                                                                          ==============    ==============

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

             (Unaudited and $ in thousands except per share amounts)

                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   -------------------------
                                                                      2002          2001           2002         2001
                                                                  -----------   -------------   -----------   -----------
REVENUE:
  Rental property...........................................      $   118,613   $     124,385   $   242,569   $   251,226
  Equity in earnings of unconsolidated affiliates...........            2,475           1,592         5,039         2,425
  Interest and other income.................................            2,764           7,774         6,169        15,585
                                                                  -----------   -------------   -----------   -----------
Total Revenue...............................................          123,852         133,751       253,777       269,236
OPERATING EXPENSES:
  Rental property...........................................           36,940          37,775        75,059        74,167
  Depreciation and amortization.............................           31,298          28,773        62,309        57,630
  Interest expense:
    Contractual.............................................           27,117          26,253        53,151        54,574
    Amortization of deferred financing costs................              341             675           680         1,340
                                                                  -----------   -------------   -----------   -----------
                                                                       27,458          26,928        53,831        55,914
General and administrative..................................            5,537           5,451        10,711        10,663
                                                                  -----------   -------------   -----------   -----------
    Income before gain on disposition of land and
     depreciable assets, minority interest, discontinued
     operations and extraordinary item......................           22,619          34,824        51,867        70,862
  Gain on disposition of land and depreciable assets........            6,673           5,670         7,617        12,741
                                                                  -----------   -------------   -----------   -----------
    Income before minority interest, discontinued operations
     and extraordinary item.................................           29,292          40,494        59,484        83,603
Minority interest...........................................           (3,471)         (4,985)       (7,149)      (10,124)
                                                                  -----------   -------------   -----------   -----------
  Income from continuing operations.........................           25,821          35,509        52,335        73,479
DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of minority
   interest.................................................               43             773           564         1,576
  Gain on sale of discontinued operations, net of minority
   interest.................................................            2,611               -         2,611             -
                                                                  -----------   -------------   -----------   -----------
                                                                        2,654             773         3,175         1,576

Net income before extraordinary item........................           28,475          36,282        55,510        75,055
Extraordinary item--loss on early extinguishment of debt....                -            (325)            -          (518)
                                                                  -----------   -------------   -----------   -----------
  Net income................................................           28,475          35,957        55,510        74,537
Dividends on preferred stock................................           (7,713)         (7,929)      (15,426)      (16,074)
                                                                  -----------   -------------   -----------   -----------
Net income available for common shareholders................      $    20,762   $      28,028   $    40,084   $    58,463
                                                                  ===========   =============   ===========   ===========

NET INCOME PER COMMON SHARE--BASIC:
  Income from continuing operations.........................      $      0.34   $        0.52   $      0.70   $      1.04
  Income from discontinued operations.......................             0.05            0.01          0.06          0.03
  Extraordinary item--loss on early extinguishment  of debt.                -           (0.01)            -         (0.01)
                                                                  -----------   -------------   -----------   -----------
  Net income................................................      $      0.39   $        0.52   $      0.76   $      1.06
                                                                  ===========   =============   ===========   ===========
  Weighted average shares outstanding--basic................           53,205          53,927        53,060        55,153
                                                                  ===========   =============   ===========   ===========

NET INCOME PER COMMON SHARE--DILUTED:
  Income from continuing operations.........................      $      0.34   $        0.51   $      0.69   $      1.03
  Income from discontinued operations.......................             0.05            0.01          0.06          0.03
  Extraordinary item--loss on early extinguishment of debt..                -           (0.01)            -         (0.01)
                                                                  -----------   -------------   -----------   -----------
  Net income................................................      $      0.39   $        0.51   $      0.75   $      1.05
                                                                  ===========   =============   ===========   ===========
  Weighted average shares outstanding--diluted..............           53,691          54,318        53,512        55,542
                                                                  ===========   =============   ===========   ===========
Distributions declared per common share.....................      $     0.585   $        0.57   $      1.17   $      1.14
                                                                  ===========   =============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

       (Unaudited and $ in thousands, except for number of common shares)

                                NUMBER OF
                                 COMMON         COMMON        SERIES A         SERIES B       SERIES D
                                 SHARES         STOCK        PREFERRED        PREFERRED       PREFERRED
                              ------------     --------     ------------     ------------    -----------
Balance at
 December 31, 2001              52,891,822     $    529     $    104,945     $    172,500    $   100,000

Issuance of
 Common Stock                      474,586            5                -                -              -

Common Stock
 Dividends                               -            -                -                -              -

Preferred Stock
 Dividends                               -            -                -                -              -

Issuance of
 restricted stock                   57,080            -                -                -              -

Amortization of
 deferred compensation                   -            -                -                -              -

Net Income                               -            -                -                -              -

Other comprehensive
 income                                  -            -                -                -              -
                              ------------     --------     ------------     ------------    -----------
Balance at
 June 30, 2002                  53,423,488     $    534     $    104,945     $    172,500    $   100,000
                              ============     ========     ============     ============    ===========

                                                            ACCUMULATED
                                                              OTHER
                               ADDITIONAL      DEFERRED       COMPRE-        DISTRIBUTIONS
                                PAID-IN        COMPEN-        HENSIVE        IN EXCESS OF
                                CAPITAL         SATION        LOSS           NET EARNINGS       TOTAL
                              ------------     --------     ------------     -------------   -----------
Balance at
 December 31, 2001            $  1,376,546     $ (3,561)    $     (9,441)    $    (135,878)  $ 1,605,640

Issuance of
 Common Stock                       12,125            -                -                 -        12,130

Common Stock
 Dividends                               -            -                -           (61,429)      (61,429)

Preferred Stock
 Dividends                               -            -                -           (15,426)      (15,426)

Issuance of
 restricted stock                    1,567       (1,567)               -                 -             -

Amortization of
 deferred compensation                   -          647                -                 -           647

Net Income                               -            -                -            55,510        55,510

Other comprehensive
 income                                  -            -            1,181                 -         1,181
                              ------------     --------     ------------     -------------   -----------
Balance at
 June 30, 2002                $  1,390,238     $ (4,481)    $     (8,260)    $    (157,223)  $ 1,598,253
                              ============     ========     ============     =============   ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited and $ in thousands)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      -----------    -----------
OPERATING ACTIVITIES:
Net income......................................................................      $    55,510    $    74,537
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.................................................           62,934         59,664
  Amortization of deferred compensation.........................................              647            480
  Minority interest.............................................................            7,580         10,346
  Equity in earnings of unconsolidated affiliates...............................           (5,039)        (2,425)
Gain on disposition of land and depreciable assets..............................          (10,581)       (12,741)
Reserve for deferred rent receivable............................................            3,110              -
Loss on early extinguishment of debt............................................                -            518
Transition adjustment upon adoption of FASB 133.................................                -            556
Loss on ineffective portion of derivative instruments...........................                -            428
Changes in operating assets and liabilities.....................................          (14,224)       (14,326)
                                                                                      -----------    -----------
    Net cash provided by operating activities...................................           99,937        117,037
                                                                                      -----------    -----------

INVESTING ACTIVITIES:
Additions to real estate assets.................................................          (63,268)      (140,630)
Proceeds from disposition of real estate assets.................................          120,200        105,500
Payment from/(advances to) subsidiaries.........................................                -         27,560
Distributions from unconsolidated affiliates....................................            5,301          4,350
Investments in notes receivable.................................................           11,080         18,918
Other investing activities......................................................           (6,514)        (9,920)
                                                                                      -----------    -----------
    Net cash provided by investing activities...................................           66,799          5,778
                                                                                      -----------    -----------

FINANCING ACTIVITIES:
Distributions paid on common stock and common units.............................          (69,984)       (71,603)
Dividends paid on preferred stock...............................................          (15,426)       (16,074)
Payment of prepayment penalties.................................................                -           (518)
Borrowings on mortgages and notes payable.......................................           13,403          8,780
Repayments on mortgages and notes payable.......................................          (55,973)       (92,671)
Borrowings on revolving loans...................................................          174,500        215,000
Repayments on revolving loans...................................................         (203,500)      (103,500)
Net proceeds from the sale of common stock......................................            4,821          2,157
Net change in deferred financing costs..........................................            1,386           (164)
Repurchase of stock and units...................................................           (2,762)      (138,889)
Other financing activities......................................................              417             --
                                                                                      -----------    -----------
    Net cash used in financing activities.......................................         (153,118)      (197,482)
                                                                                      -----------    -----------
Net increase/(decrease) in cash and cash equivalents............................           13,618        (74,667)
Cash and cash equivalents at beginning of the period............................              576        104,780
                                                                                      -----------    -----------
Cash and cash equivalents at end of the period..................................      $    14,194    $    30,113
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest..........................................................      $    60,590      $  61,837
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

                           HIGHWOODS PROPERTIES, INC.

                         (Unaudited and $ in thousands)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership and the net assets acquired subject to mortgage notes payable:

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      --------------------------
                                                                                         2002            2001
                                                                                      -----------    -----------
ASSETS:
Notes receivable................................................................      $       500    $       675
Accounts receivable.............................................................              139              -
Cash and cash equivalents.......................................................            1,114          1,074
Rental property and equipment, net..............................................           36,828         48,646
Deferred leasing costs..........................................................              995              -

LIABILITIES:
Mortgages and notes payable.....................................................           27,698         48,831
Accounts payable, accrued expenses and other liabilities........................           10,321          2,084
                                                                                      -----------    -----------
  Net assets....................................................................      $     1,557    $      (520)
                                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                           HIGHWOODS PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)

1.   DESCRIPTION OF THE COMPANY

     The Company is a self-administered and self-managed REIT that operates in the southeastern and midwestern United States. The Company's wholly-owned assets include: 500 in-service office, industrial and retail properties; 1,304 acres of undeveloped land suitable for future development; and an additional 10 properties under development.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At June 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of Common Stock or, at the Company's option, one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company's share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.

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

     Minority interest in the Company represents Common Units in the Operating Partnership owned by various individuals and entities other than the Company. Per share information is calculated using the weighted average number of shares outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships, which are owned by various individuals and entities and not the Company.

     Certain amounts in the June 30, 2001 and December 31, 2001 financial statements have been reclassified to conform to the June 30, 2002 presentation. These reclassifications had no material effect on net income or stockholders' equity as previously reported.

     The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. For further information, refer to the financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.

                           HIGHWOODS PROPERTIES, INC.

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

     Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and total assets for each reportable segment for the three and six months ended June 30, 2002 and 2001 ($ in thousands):

                                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------    ---------------------------
                                                               2002            2001           2002           2001
                                                            -----------     -----------    -----------    -----------
RENTAL PROPERTY INCOME:
Office segment.......................................       $    98,316     $   102,235    $   201,625    $   206,223
Industrial segment...................................            10,783          11,933         21,329         23,513
Retail segment.......................................             9,256           8,653         19,003         18,355
Apartment segment....................................               258           1,564            612          3,135
                                                            -----------     -----------    -----------    -----------
  Total Rental Property Income.......................       $   118,613     $   124,385    $   242,569    $   251,226
                                                            ===========     ===========    ===========    ===========
NET OPERATING INCOME:
Office segment.......................................       $    66,676     $    64,460    $   136,992    $   143,414
Industrial segment...................................             8,843          11,933         17,579         19,837
Retail segment.......................................             6,071           8,653         12,689         12,175
Apartment segment....................................                83           1,564            250          1,633
                                                            -----------     -----------    -----------    -----------
  Total Net Operating Income.........................       $    81,673     $    86,610    $   167,510    $   177,059
                                                            -----------     -----------    -----------    -----------
Reconciliation to income before gain on disposition
 of land and depreciable assets, minority interest,
 discontinued operations and extraordinary item:
Equity in earnings of unconsolidated affiliates......       $     2,475     $     1,592    $     5,039    $     2,425
Interest and other income............................             2,764           7,774          6,169         15,585
Interest expense.....................................           (27,458)        (26,928)       (53,831)       (55,914)
General and administrative expenses..................            (5,537)         (5,451)       (10,711)       (10,663)
Depreciation and amortization........................           (31,298)        (28,773)       (62,309)       (57,630)
                                                            -----------     -----------    -----------    -----------
  Income before gain on disposition of land and
   depreciable assets, minority interest,
   discontinued operations and extraordinary item....       $    22,619     $    34,824    $    51,867    $    70,862
                                                            ===========     ===========    ===========    ===========

TOTAL ASSETS:
Office segment.......................................       $ 2,805,585     $ 2,708,324    $ 2,805,585    $ 2,708,324
Industrial segment...................................           328,320         398,740        328,320        398,740
Retail segment.......................................           249,797         258,135        249,797        258,135
Apartment segment....................................            11,741          39,607         11,741         39,607
Corporate and other..................................           170,322         205,209        170,322        205,209
                                                            -----------     -----------    -----------    -----------
  Total Assets.......................................       $ 3,565,765     $ 3,610,015    $ 3,565,765    $ 3,610,015
                                                            ===========     ===========    ===========    ===========

                           HIGHWOODS PROPERTIES, INC.

4.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of June 30, 2002, our joint ventures have approximately $566.5 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $5.0 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.00% of the outstanding loan balance at June 30, 2002. Selected financial data for unconsolidated affiliates for the six months ended June 30, 2002 and 2001 is presented below ($ in thousands):

                                                                                 PERCENT OWNED AT JUNE 30,
                                                                                --------------------------
                                                                                   2002           2001
                                                                                -----------    -----------
     Board of Trade Investment Company.....................................           49.00%         49.00%
     Dallas County Partners I, LP..........................................           50.00          50.00
     Dallas County Partners II, LP.........................................           50.00          50.00
     Dallas County Partners III, LP........................................           50.00          50.00
     Fountain Three........................................................           50.00          50.00
     Kessinger/Hunter, LLC.................................................           30.00          30.00
     4600 Madison Associates, LP...........................................           12.50          12.50
     Dreilander-Fonds 98/29................................................           22.81          22.81
     Dreilander-Fonds 97/26 and 99/32......................................           42.93          44.70
     RRHWoods, LLC.........................................................           50.00          50.00
     Highwoods-Markel Associates, LLC......................................           50.00          50.00
     MG-HIW, LLC...........................................................           20.00          20.00
     MG-HIW Peachtree Corners, LLC.........................................           50.00          50.00
     MG-HIW Rocky Point, LLC (1)...........................................              --          50.00
     MG-HIW Metrowest I, LLC...............................................           50.00          50.00
     MG-HIW Metrowest II, LLC..............................................           50.00          50.00
     Concourse Center Associates, LLC......................................           50.00             --
     Plaza Colonnade, LLC..................................................           50.00             --

                                                                                  JUNE 30,       JUNE 30,
                                                                                    2002           2001
                                                                                -----------    -----------
     Total assets..........................................................     $   891,175    $   886,671
     Total debt............................................................         566,462        556,505
     Total liabilities.....................................................         593,701        587,508

                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------   --------------------------
                                                     2002            2001           2002           2001
                                                  -----------    ------------   -----------    -----------
     Total net income.......................      $     8,123    $      6,238   $    17,025    $    10,049

----------

(1) On June 26, 2002, we acquired our joint venture partner's interest in MG-HIW Rocky Point, LLC to bring our ownership interest in that entity to 100.0%. At June 30, 2002, the assets and liabilities of this entity are included in the consolidated balance sheet and, thus, are not included under "Total assets", "Total debt" or "Total liabilities" in the above table. However, net income from this joint venture is included in the 'Total net income' in the above table.

                           HIGHWOODS PROPERTIES, INC.

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

     On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a "cash flow" hedge), or (2) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. We also assess and document, both at the hedging instrument's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When we determine that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively.

     During the six months ended June 30, 2002, we had an interest rate swap and an interest rate collar each mature, resulting in a debit to interest rate derivative liability and an offsetting credit to AOCL of $411,000. As of June 30, 2002, we had no derivative instruments reported as Other Liabilities or Assets. However, $8.3 million of deferred financing costs from past cash flow hedging instruments remain in AOCL at June 30, 2002 and will be recognized into earnings as the underlying debt is repaid. We expect that the portion of the cumulative loss recorded in AOCL at June 30, 2002 associated with the derivative instruments, which will be recognized within the next 12 months, will be approximately $1.6 million.

     On July 31, 2002, we entered into two $24.0 million five-year treasury lock agreements with two financial counterparties at a fixed rate of 3.695% to mitigate the change in expected interest payments on an anticipated five-year fixed-rate financing. We expect that these treasury lock agreements will be deemed highly effective in accordance with SFAS 133/138 and will be initially reflected in AOCL on the consolidated balance sheet.

                           HIGHWOODS PROPERTIES, INC.

6.   OTHER COMPREHENSIVE INCOME /(LOSS)

     Other comprehensive income/(loss) represents net income plus the results of certain non-stockholders' equity changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    ---------------------------
                                                                                       2002              2001
                                                                                    -----------      ----------
Net Income.....................................................................     $    55,510      $   74,537
Accumulated other comprehensive income/(loss):
  Unrealized derivative gains/(losses) on cashflow hedges......................             411            (414)
  Reclassification of past hedging relationships...............................              --         (10,597)
  Amortization of past hedging relationships...................................             770             784
                                                                                    -----------      ----------
    Total other comprehensive income/(loss)....................................           1,181         (10,227)
                                                                                    -----------      ----------
    Total comprehensive income.................................................     $    56,691      $   64,310
                                                                                    ===========      ==========

7.   DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

     As of January 1, 2002, we adopted Financial Accounting Standards Board Statement (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the appropriate amounts are disclosed separately under income from discontinued operations on the consolidated income statement. Below represents the total revenues, rental operating expenses, depreciation and amortization, income from discontinued operations, net of minority interest, gain on sale of discontinued operations, net of minority interest and net carrying value of the properties sold and held for sale at June 30, 2002 (which account for 834,128 rentable square feet) as a result of our capital recycling program and included in income from discontinued operations for the three and six months ended June 30, 2002 and 2001 ($ in thousands):

                                                                          INCOME  FROM       GAIN ON SALE
                                              RENTAL     DEPRECIATION     DISCONTINUED      OF DISCONTINUED
                                   TOTAL     OPERATING       AND       OPERATIONS, NET OF  OPERATIONS, NET OF   NET CARRYING
                          TYPE     REVENUES   EXPENSES   AMORTIZATION  MINORITY INTEREST   MINORITY INTEREST       VALUE
                          --------------------------------------------------------------------------------------------------
 Three Months Ended
    June 30, 2002
                          Office   $    769  $     450   $        270  $               43  $            2,611   $    19,411
                                   -----------------------------------------------------------------------------------------
                          Total    $    769  $     450   $        270  $               43  $            2,611   $    19,411
                                   =========================================================================================
    June 30, 2001
                          Office   $  1,815  $     588   $        344  $              773  $                -   $    44,258
                                   -----------------------------------------------------------------------------------------
                          Total    $  1,815  $     588   $        344  $              773  $                -   $    44,258
                                   =========================================================================================

  Six Months Ended
    June 30, 2002
                          Office   $  2,226  $     959   $        626  $              564  $            2,611   $    19,411
                                   -----------------------------------------------------------------------------------------
                          Total    $  2,226  $     959   $        626  $              564  $            2,611   $    19,411
                                   =========================================================================================
    June 30, 2001
                          Office   $  3,597  $   1,105   $        693  $            1,576  $                -   $    44,258
                                   -----------------------------------------------------------------------------------------
                          Total    $  3,597  $   1,105   $        693  $            1,576  $                -   $    44,258
                                   =========================================================================================

     In addition, in accordance with SFAS 144, we have determined that as of June 30, 2002, the carrying value of one industrial property held for sale is greater than its fair value, less costs to sell. Additionally, we have determined that the carrying value of one office property held and used will not be recovered from its undiscounted future operating cash flows. In total, we have recognized a $9.9 million impairment loss, which is included in the gain on the sale of land and depreciable assets in the consolidated statements of income for the three and six months ended June 30, 2002.

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

        . we may not be able to lease or re-lease space quickly or on as favorable terms as old leases;

        . we may have incorrectly assessed the environmental condition of our properties;

        . an unexpected increase in interest rates would increase our debt service costs;

        . we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

        .   we could lose key executive officers; and

        . our southeastern and midwestern markets may suffer additional declines in economic growth or may not recover as fully or as quickly as expected.

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in "Business - Risk Factors" set forth in our 2001 Annual Report.

     Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances, or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company's initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At June 30, 2002, we:

        . owned 500 in-service office, industrial and retail properties, encompassing approximately 37.9 million rentable square feet;

        . owned an interest (50.0% or less) in 76 in-service office and industrial properties, encompassing approximately 7.4 million rentable square feet and 418 apartment units;

        . owned 1,304 acres (and have agreed to purchase an additional eight acres over the next year) of undeveloped land suitable for future development;

        . owned 10 development properties, encompassing approximately 992,000 rentable square feet; and

        . owned an interest (50.0% or less) in two development properties, encompassing 373,000 rentable square feet.

     The following summarizes our capital recycling program since the beginning of 2000:

                                                                    SIX MONTHS
                                                                       ENDED       YEAR ENDED   YEAR ENDED
                                                                   JUNE 30, 2002      2001         2000
                                                                   -------------   ----------   ----------
OFFICE, INDUSTRIAL AND RETAIL PROPERTIES
  (rentable square feet in thousands)
     Dispositions (1).........................................              (856)        (268)      (4,743)
     Contributions to Joint Ventures (1)......................                --         (118)      (2,199)
     Developments Placed In-Service...........................             1,337        1,351        3,480
     Acquisitions.............................................               205           72          669
                                                                   -------------   ----------   ----------
     Net Change in Wholly-owned
      In-Service Properties...................................               686        1,037       (2,793)
                                                                   =============   ==========   ==========

APARTMENT PROPERTIES
   (in units)
     Dispositions.............................................                --       (1,672)          --
                                                                   =============   ==========   ==========

----------

(1) Excludes wholly-owned development projects sold or contributed to joint ventures.

     In addition to the above property activity, we repurchased $2.8 million, $147.4 million and $100.2 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Stock during 2001.

     The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At June 30, 2002, the Company owned 88.3% of the Common Units in the Operating Partnership.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Quarterly Report. Our Consolidated Financial Statements include the accounts of the Company and the Operating Partnership and their majority-controlled affiliates. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

     The estimates used in the preparation of our Consolidated Financial Statements are more fully described in Note (1) to our audited Consolidated Financial Statements for the year ended December 31, 2001, included in our 2001 Form 10-K. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements presented for any interim period. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company's board of directors.

     We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

        .   Impairment of long-lived assets;

        .   Allowance for doubtful accounts;

        .   Capitalized costs;

        .   Fair value of derivative instruments;

        .   Rental revenue; and

        .   Investments in joint ventures.

     Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent we believe the carrying amount is not recoverable. Our determination of future operating cash flows requires us to make assumptions related to future rental rates, tenant concessions, operating expenditures, property taxes and capital improvements. If our assumptions prove incorrect and our estimates of future operating cash flows are materially overstated, we could be required to recognize future impairment losses on our properties.

     Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as the credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions regarding the collectibility of accounts receivables prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

     Capitalized costs. Expenditures directly related to both the development of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost in the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If our assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

     Fair value of derivative instruments. In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. To mitigate our exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

     To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing modes, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     Rental revenue. Rental revenue is comprised of base rent, including termination fees, recoveries from tenants and parking and other income. In accordance with GAAP, base rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Recoveries from tenants represent reimbursements for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

     Investments in joint ventures. We account for our investments in unconsolidated joint ventures using the equity method of accounting because we do not control these joint venture entities. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over 40 years. In connection with the MG-HIW, LLC joint venture, we have guaranteed Miller Global, our partner who has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of their equity. If the minimum internal rate of return is not achieved upon the sale of the assets or winding up of the joint venture, Miller Global would receive a disproportionately greater interest of the cash proceeds related to the assets subject to the internal rate of return guarantee. Based upon the current operating performance of the assets and our estimate of the residual value of the subject assets, the estimated internal rate of return for Miller Global with respect to the assets exceeds the minimum required return. As a result, we do not currently expect that our interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if our assumptions and estimates prove incorrect, Miller Global could receive a greater interest of the cash proceeds from any such sale or winding up.

RESULTS OF OPERATIONS

     The following table sets forth information regarding our results of operations for the three and six months ended June 30, 2002 and 2001 ($ in millions):

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                         ------------------               ------------------
                                                           2002      2001     $ CHANGE      2002      2001     $ CHANGE
                                                         --------  --------   ---------   --------  --------   ---------
REVENUE:
  Rental property...................................     $  118.6  $  124.4   $    (5.8)  $  242.6  $  251.2   $    (8.6)
  Equity in earnings of unconsolidated affiliates...          2.5       1.6         0.9        5.0       2.4         2.6
  Interest and other income.........................          2.7       7.8        (5.1)       6.2      15.6        (9.4)
                                                         --------  --------   ---------   --------  --------   ---------
Total Revenue.......................................        123.8     133.8       (10.0)     253.8     269.2       (15.4)
OPERATING EXPENSES:
  Rental property...................................         37.0      37.8        (0.8)      75.1      74.2         0.9
  Depreciation and amortization.....................         31.3      28.8         2.5       62.3      57.6         4.7
  Interest expense:
    Contractual.....................................         27.1      26.2         0.9       53.1      54.6        (1.5)
    Amortization of deferred financing costs........          0.3       0.7        (0.4)       0.7       1.3        (0.6)
                                                         --------  --------   ---------   --------  --------   ---------
                                                             27.4      26.9         0.5       53.8      55.9        (2.1)
  General and administrative........................          5.5       5.5           -       10.7      10.7           -
                                                         --------  --------   ---------   --------  --------   ---------
    Income before gain on disposition of land and
     depreciable assets, minority interest,
     discontinued operations and extraordinary item.         22.6      34.8       (12.2)      51.9      70.8       (18.9)
  Gain on disposition of land and depreciable assets          6.7       5.7         1.0        7.6      12.7        (5.1)
                                                         --------  --------   ---------   --------  --------   ---------
    Income before minority interest, discontinued
     operations and extraordinary item..............         29.3      40.5       (11.2)      59.5      83.6       (24.1)
Miority interest....................................         (3.5)     (5.0)        1.5       (7.2)    (10.1)        2.9
                                                         --------  --------   ---------   --------  --------   ---------
  Income from continuing operations.................         25.8      35.5        (9.7)      52.3      73.5       (21.2)
DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of
    minority interest...............................          0.1       0.8         0.9        0.6       1.6        (1.0)
  Gain on sale of discontinued operations, net of
    minority interest...............................          2.6         -         2.6        2.6         -         2.6
                                                         --------  --------   ---------   --------  --------   ---------
                                                              2.7       0.8         3.5        3.2       1.6         1.6
  Net income before extraordinary item..............         28.5      36.3        (7.8)      55.5      75.1       (19.5)
Extraordinary item -- loss on early extinguishment
 of debt............................................            -      (0.3)        0.3          -      (0.5)        0.5
                                                         --------  --------   ---------   --------  --------   ---------
  Net income........................................         28.5      35.9        (7.5)      55.5      74.6       (19.0)
Dividends on preferred stock........................         (7.7)     (7.9)        0.2      (15.4)    (16.1)        0.6
                                                         --------  --------   ---------   --------  --------   ---------
  Net income available for common
   shareholders.....................................     $   20.8  $   28.0   $    (7.2)  $   40.1  $   58.5   $   (18.4)
                                                         ========  ========   =========   ========  ========   =========

     Three Months Ended June 30, 2002. Revenues from rental operations decreased $5.8 million, or 4.7%, from $124.4 million for the three months ended June 30, 2001 to $118.6 million for the three months ended June 30, 2002. The decrease was primarily due to a decrease in the average occupancy rates from 93.2% in the second quarter of 2001 to 87.2% in the second quarter of 2002. In addition, we have written off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates as of June 30, 2002. Slightly offsetting the decrease was an increase in rental revenues as a result of an increase in our property portfolio in 2002 as a result of our capital recycling program, which included 1.3 million rentable square feet of properties that were placed in service during 2002. Our in-service wholly-owned portfolio increased from 36.7 million rentable square feet at June 30, 2001 to 37.9 million rentable square feet at June 30, 2002.

     Same property rental revenue, recorded in accordance with GAAP, generated from the 475 in-service properties wholly-owned on January 1, 2001, decreased $7.5 million, or 6.4%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Same store straight-line rent decreased $4.1 million, primarily as a result of the $3.1 million write-off of the WorldCom accrued straight-line rent receivable and a decrease of $1.0 million due to the impact from the straight lining of rents discussed generally in our critical accounting policies. Same store rental revenues excluding straight-line rent and termination fees decreased $3.6 million, or 3.2%. This decrease is a result of lower same store average occupancy, which declined from 93.1% in 2001 to 87.3% in 2002.

     During the three months ended June 30, 2002, 207 second generation leases representing 1.9 million square feet of office, industrial and retail space were executed at an average rate per square foot, which was 2.7% lower than the average rate per square foot on the previous leases.

     Equity in earnings of unconsolidated affiliates increased $0.9 million, or 56.3%, from $1.6 million for the three months ended June 30, 2001 to $2.5 million for the three months ended June 30, 2002. The increase was primarily a result of an increase in occupancy rates in 2002 for certain joint ventures formed with unrelated investors and earnings from certain development joint ventures formed with unrelated investors in late December 2000 in which the properties have been placed in service during 2002.

     Interest and other income decreased $5.1 million, or 65.4%, from $7.8 million for the three months ended June 30, 2001 to $2.7 million for the three months ended June 30, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the three months ended June 30, 2002 and a decrease in interest income in the three months ended June 30, 2002 due to lower average cash balances (during 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were ultimately used in our stock repurchase program) and the collection of notes receivable during 2001 and 2002.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $0.8 million, or 2.1%, from $37.8 million for the three months ended June 30, 2001 to $37.0 million for the three months ended June 30, 2002. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expenses in 2002. Rental operating expenses as a percentage of related revenues increased from 30.4% for the three months ended June 30, 2001 to 31.2% for the three months ended June 30, 2002.

     Same property rental property expenses, which are the expenses of the 475 in-service properties wholly-owned on January 1, 2001, decreased $112,713, or 0.3%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expense accounts in 2002.

     Depreciation and amortization for the three months ended June 30, 2002 and 2001 totaled $31.3 million and $28.8 million, respectively. The increase of $2.5 million, or 8.7%, was due to an increase in the amortization of leasing commissions and tenant improvements and an increase in depreciation expense related to buildings placed in service during 2001 and 2002, partly offset by a decrease in the depreciation expense as a result of dispositions during 2002 and 2001.

     Interest expense increased $0.5 million, or 1.9%, from $26.9 million for the three months ended June 30, 2001 to $27.4 million for the three months ended June 30, 2002. The increase was primarily attributable to an increase in the average outstanding debt for the three months ended June 30, 2002 partly offset by a decrease in weighted average interest rates during the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2002 and 2001 included $0.3 million and $0.7 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. Capitalized interest for the three months ended June 30, 2002 and 2001 were $2.6 million and $4.1 million, respectively.

     General and administrative expenses as a percentage of total revenues was 4.5% in the second quarter of 2002 and 4.1% in the second quarter of 2001.

     Gain on disposition of land and depreciable assets increased $1.0 million, or 17.6%, from $5.7 million for the quarter ended June 30, 2001 to $6.7 million for the quarter ended June 30, 2002. In 2001, the majority of the gain was a result of the disposition of 883 apartment units. In 2002, the majority of the gain was related to a gain of approximately $16.4 million related to the disposition of 396,000 rentable square feet of office and development properties, partly offset by an impairment loss of approximately $9.9 million (see Note 7).

     Income before gain on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item equaled $22.6 million and $34.8 million for the quarters ended June 30, 2002 and 2001, respectively. The Company's net income allocated to minority interest totaled $3.5 million and $5.0 million for the quarters ended June 30, 2002 and 2001, respectively. The Company recorded $7.7 million and $7.9 million in preferred stock dividends for each of the quarters ended June 30, 2002 and 2001, respectively. The decrease in preferred stock dividends was a result of the $18.5 million repurchase by the Company of its preferred stock during 2001.

     Six Months Ended June 30, 2002. Revenues from rental operations decreased $8.6 million, or 3.4%, from $251.2 million for the six months ended June 30, 2001 to $242.6 million for the six months ended June 30, 2002. The decrease was primarily due to a decrease in the average occupancy rates from 93.4% for the six months ended June 30, 2001 to 88.0% for the six months ended June 30, 2002. In addition, we have written off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates as of June 30, 2002. Slightly offsetting the decrease was an increase in rental revenues as a result of an increase in our property portfolio in 2002 as a result of our capital recycling program, which included 1.3 million rentable square feet of properties that were placed in service during 2002. Our in-service wholly-owned portfolio increased from 36.7 million rentable square feet at June 30, 2001 to
37.9 million rentable square feet at June 30, 2002.

     Same property rental revenue, recorded in accordance with GAAP, generated from the 475 in-service properties wholly-owned on January 1, 2001, decreased $10.1 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. Same store straight-line rent revenue decreased $5.6 million as a result of the $3.1 million write-off of the WorldCom accrued straight-line rent receivable and a decrease of $2.5 million due to the impact from the straight lining of rents discussed generally in our critical accounting policies. Same store revenues excluding straight-line rent and termination fees decreased $5.3 million, or 2.3%. This decrease is a result of lower same store average occupancy, which declined from 93.6% in 2001 to 88.1% in 2002.

     During the six months ended June 30, 2002, 344 second generation leases representing 2.5 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 1.7% lower than the average rate per square foot on the previous leases.

     Equity in earnings of unconsolidated affiliates increased $2.6 million, or 108.3%, from $2.4 million for the six months ended June 30, 2001 to $5.0 million for the six months ended June 30, 2002. The increase was primarily a result of an increase in occupancy rates in 2002 for certain joint ventures formed with unrelated investors and earnings from certain development joint ventures formed with unrelated investors in late December 2000 in which the properties have been placed in service during 2002.

     Interest and other income decreased $9.4 million, or 60.3%, from $15.6 million for the six months ended June 30, 2001 to $6.2 million for the six months ended June 30, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the six months ended June 30, 2002 and a decrease in interest income in the six months ended June 30, 2002 due to lower average cash balances (during 2001, we had higher cash balances as a result of proceeds from dispositions related to our capital recycling program that were ultimately used in our stock repurchase program)and the collection of notes receivable during 2001 and 2002.

     Rental operating expenses (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $0.9 million, or 1.2%, from $74.2 million for the six months ended June 30, 2001 to $75.1 million for the six months ended June 30, 2002. The increase was primarily a result of an increase in real estate taxes in 2002 partly offset by a decrease resulting from lower occupancy relative to variable operating expenses. Rental operating expenses as a percentage of related revenues increased from 29.5% for the six months ended June 30, 2001 to 31.0% for the six months ended June 30, 2002.

     Same property rental property expenses, which are the expenses of the 475 in-service properties wholly-owned on January 1, 2001, decreased $423,368, or 0.6%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001. This decrease was primarily a result of lower occupancy relative to variable operating expenses offset by increases in real estate taxes, primarily due to higher property tax assessments, utilities and small increases in various other rental expenses.

     Depreciation and amortization for the six months ended June 30, 2002 and 2001 totaled $62.3 million and $57.6 million, respectively. The increase of $4.7 million, or 8.2%, was due to an increase in the amortization of leasing commissions and tenant improvements and an increase in depreciation expense related to buildings placed in service during 2001 and 2002, partly offset by a decrease in the depreciation expense as a result of dispositions during 2002 and 2001.

     Interest expense decreased $2.1 million, or 3.8%, from $55.9 million for the six months ended June 30, 2001 to $53.8 million for the six months ended June 30, 2002. The decrease was primarily attributable to the decrease in the weighted average interest rates for the six months ended June 30, 2002, partly offset by an increase in the average outstanding debt for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2002 and 2001 included $0.7 million and $1.3 million, respectively, of amortization of deferred financing costs and the costs related to our interest rate hedge contracts. Capitalized interest for the six months ended June 30, 2002 and 2001 was $6.6 million and $7.1 million, respectively.

     General and administrative expenses as a percentage of total revenues was 4.2% and 4.0% in the first six months of 2002 and 2001, respectively.

     Gain on disposition of land and depreciable assets decreased $5.1 million, or 40.4%, from $12.7 million for the six months ended June 30, 2001 to $7.6 million for the six months ended June 30, 2002. In 2001, the majority of the gain was a result of the disposition of 1,160 apartment units. In 2002, the majority of the gain was related to a gain of approximately $ 17.4 million related to the disposition of 524,000 rentable square feet of office and development properties, partly offset by an impairment loss of approximately $9.9 million (see Note 7).

     Income before gain on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item equaled $51.9 million and $70.8 million for the six months ended June 30, 2002 and 2001, respectively. The Company's net income allocated to minority interest totaled $7.2 million and $10.1 million for the six months ended June 30, 2002 and 2001, respectively. The Company recorded $15.4 million and $16.1 million in preferred stock dividends for each of the six months ended June 30, 2002 and 2001, respectively. The decrease was a result of the $18.5 million repurchase by the Company of its preferred stock during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Statement of Cash Flows. The following table sets forth the changes in the Company's cash flows from the first six months of 2001 as compared to the first six months of 2002 ($ in thousands):

                                                            SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                               2002           2001           CHANGE
                                                           -----------   -------------    ------------
     Cash Provided By Operating Activities                 $    99,937   $     117,037    $    (17,100)
     Cash Provided By Investing Activities                      66,799           5,778          61,021
     Cash Used in Financing Activities                        (153,118)       (197,482)         44,364

     The decrease in cash provided by operating activities was primarily the result of (1) our capital recycling program and a decrease in average occupancy rates for our wholly-owned portfolio; (2) an increase in real estate taxes in the first six months of 2002, primarily due to higher property assessments; and
(3) a decrease in interest income and development and leasing income in 2002. In addition, the level of net cash provided by operating activities is also affected by the timing of receipt of revenues and payment of expenses.

     The increase in cash provided by investing activities was primarily a result of a decrease of $77.4 million in additions to real estate assets in the first six months of 2002, partly offset by a decrease in the investments in notes receivable from the first six months of 2001 to the first six months of 2002 and a decrease in the collection of advances from subsidiaries of $27.6 million from the first six months of 2001 to the first six months of 2002.

     The decrease in cash used in financing activities was primarily a result of a decrease of $136.1 million in the repurchase of Common Stock and Common Units from the first six months of 2001 to the first six months of 2002, a decrease of $2.3 million in distributions paid on common stock, common units and preferred stock during 2002 and an increase in net proceeds from the sale of common stock of $2.7 million in 2002 partly offset by an increase of $99.2 million in net repayment on the unsecured revolving loan, mortgages and notes payable from the first six months of 2001 to the first six months of 2002.

     Capitalization. Based on our total market capitalization of $3.62 billion at June 30, 2002 (at the June 30, 2002 stock price of $26.00 and assuming the redemption for shares of Common Stock of the 7.1 million Common Units of minority interest in the Operating Partnership), our debt represented approximately 46.2% of our total market capitalization. Our total indebtedness at June 30, 2002 was $1.7 billion and was comprised of $544.4 million of secured indebtedness with a weighted average interest rate of 7.7% and $1.1 billion of unsecured indebtedness with a weighted average interest rate of 6.5%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see "Current and Future Cash Needs."

     The following table sets forth the maturity schedule of our mortgages and notes payable as of June 30, 2002 ($ in thousands):

                                                   ----------------------------------------------------------------
                                                                                WITHIN       WITHIN       WITHIN
                                                                   WITHIN         2-3          4-5       6 OR MORE
                                                      TOTAL        1 YEAR        YEARS        YEARS        YEARS
                                                   -----------  -----------   ----------  -----------   -----------
Fixed Rate Debt:
    Unsecured:
         MOPPRS (1)............................    $   125,000  $         -   $        -  $         -   $   125,000
         Put Option Notes (2)..................        100,000            -            -            -       100,000
         Notes.................................        706,500            -      246,500      110,000       350,000
         Term Loan.............................              -            -            -            -             -
    Secured:
         Mortgages and loans payable...........        512,223        9,726       64,284      118,237       319,976
                                                   -----------  -----------   ----------  -----------   -----------
    Total Fixed Rate Debt......................      1,443,723        9,726      310,784      228,237       894,976
                                                   -----------  -----------   ----------  -----------   -----------

Variable Rate Debt:
    Unsecured:
         Revolving Loan........................        199,500            -      199,500            -             -
    Secured:
         Revolving Loan........................          4,409        4,409            -            -             -
         Mortgage loan payable.................         27,726          246       23,822        3,658             -
                                                   -----------  -----------   ----------  -----------   -----------
    Total Variable Rate Debt...................        231,635        4,655      223,322        3,658             -
                                                   -----------  -----------   ----------  -----------   -----------

Total Mortgages and Notes payable..............    $ 1,675,358  $    14,381   $  534,106  $   231,895   $   894,976
                                                   ===========  ===========   ==========  ===========   ===========

----------

 (1) On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities ("MOPPRS") due February 1, 2013. The MOPPRS bear an interest rate of 6.835% from the date of issuance through January 31, 2003. After January 31, 2003, the interest rate to maturity on the MOPPRS will be 5.715% plus the applicable spread determined as of January 31, 2003. In connection with the initial issuance of the MOPPRS, a counter party was granted a remarketing option to purchase the MOPPRS from the holders thereof on January 31, 2003 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the MOPPRS from the holders on January 31, 2003 at 100.0% of the principal amount plus accrued and unpaid interest.

(2) On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 ("X-POS"), which represent fractional undivided beneficial interests in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the "Put Option Notes"), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

     The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $942.9 million at June 30, 2002.

     The Operating Partnership's unsecured notes of $931.5 million bear interest rates ranging from 6.8% to 8.1%, with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPPRS and Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts.

     We currently have a $300.0 million unsecured revolving loan (with $199.5 million outstanding at June 30, 2002) that matures in December 2003 and a $55.2 million secured revolving loan (with $4.4 million outstanding at June 30, 2002) that matures in March 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor's, a credit rating of BBB assigned by Fitch Inc. and a credit rating of Baa2 assigned by Moody's Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 85 basis points and under our secured revolving loan at an average rate of LIBOR plus 75 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

     The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with various operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. In addition, based on our current expectation of future operating performance, we expect to remain in compliance for the foreseeable future.

     Joint Ventures. During the past several years, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 12.5% to 50.0% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet. As of June 30, 2002, our joint ventures have approximately $566.5 million of outstanding debt. All of the joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) with respect to $5.0 million of construction debt related to the MG-HIW Metrowest I, LLC, which has been guaranteed in part by us subject to a pro rata indemnity from our joint venture partner. Our guarantee of the MG-HIW Metrowest I, LLC debt represented 50.0% of the outstanding loan balance at June 30, 2002.

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

     The interest rate on all of our variable rate debt is adjusted at one- and three-month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments made to counterparties under interest rate hedge contracts were $415,051 during the six months ended June 30, 2002 and were recorded as additional interest expense.

     Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $4.7 million renovation of Tampa Bay Park and the $7.9 million general and non-recurring renovations at Country Club Plaza. In addition, we could incur tenant improvements and lease commissions related to any releasing of space currently leased by WorldCom and US Air (see "Recent Developments") and the redevelopment of the EPA site in Research Commons.

     In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $50.0 million of our existing development activity, including first generation tenant improvements and lease commissions on properties placed in service that are not fully leased. See "Business - Development Activity." We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

        . borrowings under our unsecured revolving loan (up to $114.1 million of availability as of July 26, 2002);

        . borrowings under our secured revolving loan (up to $49.4 million of availability as of July 26, 2002);

        . the selective disposition of non-core assets;

        . the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

        . the issuance of secured debt (at June 30, 2002, we had $2.8 billion of unencumbered real estate assets at cost).

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

     Distributions to Stockholders. To maintain its qualification as a REIT, the Company must distribute to stockholders at least 90.0% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the board of directors regarding distributions: (1) debt service requirements after taking into account the repayment and restructuring of certain indebtedness; (2) scheduled increases in base rents of existing leases; (3) changes in rents attributable to the renewal of existing leases or replacement leases; (4) changes in occupancy rates at existing properties and procurement of leases for newly acquired or developed properties; and (5) operating expenses and capital replacement needs.

     Share and Unit Repurchase Program. On April 25, 2001, we announced that the Company's Board of Directors authorized the repurchase of up to an additional
5.0 million shares of Common Stock and Common Units. As of July 26, 2002, under the new repurchase program, the Company had repurchased 1.4 million shares of Common Stock and Common Units at a weighted average purchase price of $24.56 per share and a total purchase price of $34.0 million. In determining whether or not to repurchase additional capital stock, we will consider, among other factors, the effect of repurchases on our liquidity and the price of our Common Stock.

     Disposition Activity. As part of our ongoing capital recycling program, during the six months ended June 30, 2002, we have sold 856,000 square feet of office properties and 75 acres of development land for gross proceeds of $120.2 million. In addition, we had 707,671 square feet of office properties and 99.4 acres of land under letter of intent or contract for sale in various transactions totaling $79.9 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the third and fourth quarters of 2002. However, we can provide no assurance that all or parts of these transactions will be consummated.

During the second quarter, we recorded a $9.9 million impairment reserve related to two properties we expect to sell and/or re-develop.

RECENT DEVELOPMENTS

     WorldCom Bankruptcy. On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have 13 leases encompassing 986,082 square feet in nine locations with WorldCom and its affiliates, including four leases encompassing 828,467 square feet in four locations with Intermedia Communications, with lease expirations ranging from 2002 to 2013. Based on June 2002 rental revenue, our annualized rental revenue from these leases is $17.5 million, or approximately 3.7% of our total annualized rental revenue. Approximately 185,000 square feet of the space leased by Intermedia has not yet been upfitted or occupied and we estimate that a substantial portion of the remaining Intermedia space currently appears to be under-utilized.

     In addition, our joint venture with Miller Global ("MG-HIW, LLC") has 14 leases encompassing 57,252 square feet in five locations with WorldCom and its affiliates, including six leases encompassing 23,381 square feet in four locations with Intermedia Communications, with lease expirations ranging from 2002 to 2007. We have a 20.0% ownership in this joint venture and, based on June 2002 rental revenue, our proportionate share of the annualized rental revenue generated from these leases is $278,100.

     Approximately 81.0% of the annualized rental revenue related to our leases with WorldCom and its affiliates, including our pro rata share of the annualized rental revenue related to MG-HIW, LLC, is derived from properties in Tampa. The remainder of this revenue is derived from properties in Greenville, South Carolina, Richmond, Raleigh, Orlando and Nashville. WorldCom and its affiliates are current on base rental payments through August 31, 2002. However, we have written off approximately $3.1 million of accrued straight-line rent receivables from WorldCom and its affiliates as of June 30, 2002.

     Due to the inherent uncertainties of the bankruptcy process, we are not able to predict the impact of WorldCom's bankruptcy on its leasing and occupancy of our properties or on our financial condition and results of operations.

     U.S. Airways Bankruptcy. On August 11, 2002, US Airways Group Inc. filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. We currently have seven leases encompassing 414,059 square feet with US Airways and its affiliates with an average remaining lease term of 5.4 years as of June 30, 2002. Based on June 2002 rental revenue, our annualized rental revenue from these leases is $6.9 million, or approximately 1.5% of our total annualized rental revenue. Approximately 55,000 square feet of space is currently being sub-leased by US Airways to a third party and we estimate that the balance of the space is approximately 75 percent utilized by US Airways as a reservation call center and for certain revenue accounting and information technology functions. All of the 414,059 square feet of space is located in Winston-Salem, North Carolina.

     US Airways is current on base rental payments through August 31, 2002. We have an accrued straight line rent receivable from US Airways in the amount of $495,000 as of June 30, 2002.

     Due to the inherent uncertainties of the bankruptcy process, we are not able to predict the impact of US Airways' bankruptcy on its leasing and occupancy of our properties or on our financial condition and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS No. 121. We adopted SFAS No. 144 in the first quarter of 2002. Income from discontinued operations, net of minority interest and the gain on sale of discontinued operations, net of minority interest, for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented.

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

     FFO and cash available for distribution for the three and six month periods ended June 30, 2002 and 2001 are summarized in the following table (in thousands):

                                                               THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------  ------------------------
                                                                  2002           2001          2002         2001
                                                               -----------   -------------  ----------   -----------
FUNDS FROM OPERATIONS:
Income before gain on disposition of land and depreciable
 assets, minority interest, discontinued operations and
 extraordinary item..........................................  $    22,619   $      34,824  $   51,867   $    70,862
Add/(Deduct):
     Dividends to preferred shareholders.....................       (7,713)         (7,929)    (15,426)      (16,074)
     Transition adjustment upon adoption of FAS 133..........            -               -           -           556
     Income from discontinued operations.....................           49             883         641         1,799
     Gain on disposition of land.............................        5,989             537       5,758         1,563
     Depreciation and amortization...........................       31,568          29,117      62,934        58,323
     Depreciation on unconsolidated affiliates...............        2,149           1,912       4,633         3,904
                                                               -----------   -------------  ----------   -----------
       Funds from operations.................................       54,661          59,344     110,407       120,933

CASH AVAILABLE FOR DISTRIBUTION:
Add/(Deduct):
     Rental income from straight-line rents..................        1,049          (3,550)     (1,318)       (6,652)
     Amortization of deferred financing costs................          341             675         680         1,340
     Non-incremental revenue generating capital
     expenditures (1):
       Building improvements paid............................       (2,370)         (2,014)     (3,121)       (3,087)
       Second generation tenant improvements paid............       (3,380)         (4,021)     (6,911)       (7,776)
       Second generation lease commissions paid..............       (3,049)         (3,541)     (5,659)       (8,328)
                                                               -----------   -------------  ----------   -----------
         Cash available for distribution.....................  $    47,252   $      46,893  $   94,078   $    96,430
                                                               ===========   =============  ==========   ===========
Weighted average shares/units outstanding - basic (2)........       60,363          61,571      60,316        62,826
                                                               ===========   =============  ==========   ===========
Weighted average shares/units outstanding - diluted (2)......       60,849          61,962      60,767        63,215
                                                               ===========   =============  ==========   ===========

DIVIDEND PAYOUT RATIOS:
     Funds from operations...................................         65.1%           59.5%       64.4%         59.6%
                                                               ===========   =============  ==========   ===========
     Cash available for distribution.........................         75.3%           75.3%       75.6%         74.7%
                                                               ===========   =============  ==========   ===========

----------

(1)  Amounts represent cash expenditures.
(2) Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.

PROPERTY INFORMATION

     The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of June 30, 2002 and 2001:

                                                         JUNE 30, 2002                     JUNE 30, 2001
                                                   ------------------------       -------------------------
                                                                   PERCENT                         PERCENT
                                                    RENTABLE       LEASED/         RENTABLE        LEASED/
                                                   SQUARE FEET   PRE-LEASED       SQUARE FEET    PRE-LEASED
                                                   -----------   ----------       -----------    ----------
IN-SERVICE:
     Office                                         25,787,000           87%       24,639,000            93%
     Industrial                                     10,468,000           84%       10,396,000            93%
     Retail (1)                                      1,651,000           96%        1,628,000            95%
                                                   -----------   ----------       -----------    ----------
       Total or Weighted Average                    37,906,000           86%       36,663,000            93%
                                                   ===========   ==========       ===========    ==========

DEVELOPMENT:
     Completed--Not Stabilized
     Office                                            735,000           29%        1,019,000            51%
     Industrial                                        136,000           29%          184,000            21%
     Retail                                             20,000           90%               --            --
                                                   -----------   ----------       -----------    ----------
       Total or Weighted Average                       891,000           30%        1,203,000            47%
                                                   ===========   ==========       ===========    ==========

IN PROCESS
     Office (2)                                        201,000           70%        1,669,000            61%
     Industrial (2)                                     60,000            0           258,000             9%
     Retail                                                 --           --            20,000            72%
                                                   -----------   ----------       -----------    ----------
       Total or Weighted Average                       261,000           54%        1,947,000            54%
                                                   ===========   ==========       ===========    ==========

TOTAL:
     Office                                         26,723,000                     27,327,000
     Industrial                                     10,664,000                     10,838,000
     Retail (1)                                      1,671,000                      1,648,000
                                                   -----------                    -----------
       Total or Weighted Average                    39,058,000                     39,813,000
                                                   ===========                    ===========

----------

(1)  Excludes basement space
(2)  Includes properties that we have an option to purchase.

     The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of June 30, 2002 ($ in thousands):

                                                                                       PERCENT OF TOTAL       AVERAGE
                                          NUMBER      RENTAL         ANNUALIZED         ANNUALIZED         REMAINING LEASE
CUSTOMERS                                OF LEASES  SQUARE FEET  RENTAL REVENUE (1)   RENTAL REVENUE(1)     TERM IN YEARS
---------                                ---------  -----------  ------------------   ------------------   ---------------
Intermedia Communications/
  WorldCom..........................            13      986,082  $           17,466                 3.71%              8.1
AT&T................................            10      854,992              10,041                 2.98               5.6
Federal Government..................            55      644,188              12,151                 2.58               4.0
Capital One Services................             6      587,188              10,199                 2.17               6.1
IBM.................................             5      354,507               7,899                 1.68               6.5
Caterpillar Financial Services......             1      300,901               7,899                 1.68              12.7
PricewaterhouseCoopers..............             7      307,158               7,038                 1.50               7.7
US Air..............................             7      414,059               6,909                 1.47               5.4
State of Georgia....................             9      349,690               6,485                 1.38               6.0
Bell South..........................            12      223,774               4,595                 0.98               1.7
Sara Lee............................             8    1,184,134               4,404                 0.94               3.0
Northern Telecom, Inc...............             2      283,298               3,921                 0.83               4.7
Lockton Companies, Inc..............             1      127,485               3,117                 0.66              12.7
Volvo...............................             5      214,783               2,979                 0.63               7.1
Bank of America.....................            20      153,464               2,894                 0.62               1.8
International Paper Co..............            10      121,174               2,887                 0.61               0.5
Hartford Insurance..................             6      134,021               2,856                 0.61               3.8
Business Telecom, Inc...............             4      145,497               2,832                 0.60               2.8
Voicestream Wireless................             2      120,561               2,765                 0.59               4.0
Ford Motor Company..................             2      129,158               2,640                 0.56               7.5
                                         ---------  -----------  ------------------   ------------------   ---------------
Total...............................           185    7,636,114  $          125,977                26.78%              6.1
                                         =========  ===========  ==================   ==================   ===============

----------

(1) Annualized rental revenue is June 2002 rental revenue (base rent plus operating expense pass throughs) multiplied by 12.

     As of June 30, 2002, we were developing nine suburban office properties, two industrial properties and one retail property totaling 1.2 million rentable square feet of office and industrial space. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with our joint venture partner two additional properties totaling 373,000 rentable square feet. At June 30, 2002, this development project had an aggregate anticipated total investment of $80.7 million and was 51.0% pre-leased.

IN-PROCESS

                                                         ANTICIPATED
                                           RENTABLE        TOTAL       INVESTMENT    PRE-LEASING      ESTIMATED     ESTIMATED
NAME                        MARKET         SQUARE FEET   INVESTMENT    AT 06/30/02   PERCENTAGE (1)   COMPLETION   STABILIZATION(3)
---------------------  -----------------   -----------   -----------   -----------   --------------   -----------  ----------------
                                                              ($ IN THOUSANDS)
OFFICE:
1825 Century Center    Atlanta                 101,000   $    16,254   $    14,027              100%         3Q02           3Q02
801 Raleigh Corporate
   Center 2)           Research Triangle       100,000        12,016         5,757               40          4Q02           2Q04
                                           -----------   -----------   -----------   --------------
In-Process Office
   Total or Weighted
   Average                                     201,000   $    28,270   $    19,784               70%
                                           ===========   ===========   ===========   ==============

INDUSTRIAL:
Tradeport V (2)        Atlanta                  60,000   $     2,913   $       484                0%         4Q02           4Q03
                                           -----------   -----------   -----------   --------------
In-Process Industrial
   Total or Weighted
   Average                                      60,000   $     2,913   $       484                0%
                                           ===========   ===========   ===========   ==============

Total or Weighted
   Average of all
   In-Process
   Development Projects                        261,000   $    31,183   $    20,268               54%
                                           ===========   ===========   ===========   ==============

----------

(1) Letters of intent comprise 1% of the total pre-leasing percentage.
(2) We are developing these properties for a third party and own an option to purchase each property.
(3) We consider a development project to be stabilized on the date such project is at least 95% occupied.

COMPLETED--NOT STABILIZED (2)

                                                            ANTICIPATED
                                                RENTABLE      TOTAL      INVESTMENT    PRE-LEASING      ESTIMATED     ESTIMATED
NAME                            MARKET         SQUARE FEET  INVESTMENT   AT 06/30/02   PERCENTAGE (1)   COMPLETION  STABILIZATION(3)
------------------------   -----------------   -----------  -----------  -----------   --------------   ----------  ----------------
                                                                 ($ IN THOUSANDS)
OFFICE:
Met Life Building
   At Brookfield           Greenville              115,000  $    13,220  $    12,101               95%        3Q01            3Q02
Hickory Trace              Nashville                52,000        5,933        6,623               86         3Q01            3Q02
1501 Highwoods
   Boulevard               Piedmont Triad           98,000       11,290        9,931                4         4Q01            4Q02
Seven Springs I            Nashville               131,000       15,556       12,656               12         1Q02            1Q03
Centre Green Four          Research Triangle       100,000       11,764        9,395                0         4Q01            2Q03
GlenLake I                 Research Triangle       158,000       22,417       18,812               14         4Q01            2Q03
Shadow Creek II            Memphis                  81,000        8,750        6,980               19         4Q01            4Q03
                                               -----------  -----------  -----------   --------------
Office Total
   or Weighted
   Average                                         735,000  $    88,930  $    76,498               29%
                                               ===========  ===========  ===========   ==============

INDUSTRIAL:
Newpont IV                 Atlanta                 136,000  $     5,288  $     4,626               29%        4Q01            1Q03
                                               -----------  -----------  -----------   --------------
Completed-Not
   Stabilized Industrial
   Total or Weighted
   Average                                         136,000  $     5,288  $     4,626               29%
                                               ===========  ===========  ===========   ==============

RETAIL:
Granada Shops              Kansas City              20,000  $     5,020  $     4,173                90%       4Q01            2Q03
                                               -----------  -----------  -----------   --------------
Completed-Not
   Stabilized Retail
   Total or Weighted
   Average                                          20,000  $     5,020  $     4,173               90%
                                               ===========  ===========  ===========   ==============

Total or Weighted
   Average of all
   Completed-
   Not Stabilized
   Development Projects                            891,000  $    99,238  $    85,297               30%
                                               ===========  ===========  ===========   ==============

Total or Weighted
   Average of all
   Development Projects                          1,152,000  $   130,421  $   105,565               36%
                                               ===========  ===========  ===========   ==============

----------

(1)  Letters of intent comprise 1% of the total pre-leasing percentage.
(2) These properties contributed $362,000 in Net Operating Income (Property Revenue less Property Expense) during the three months ended June 30, 2002.
(3) We consider a development project to be stabilized on the date such project is at least 95% occupied.

DEVELOPMENT ANALYSIS

                                                                                       ANTICIPATED
                                                                        RENTABLE          TOTAL        PRE-LEASING
                                                                       SQUARE FEET      INVESTMENT     PERCENTAGE (1)
                                                                       -----------     -----------     --------------
                                                                                     ($ IN THOUSANDS)
SUMMARY BY ESTIMATED STABILIZATION DATE:
     Third Quarter 2002...........................................         268,000     $    35,407                 95%
     Fourth Quarter 2002..........................................         199,000          11,290                 19%
     First Quarter 2003...........................................         267,000          20,844                 21%
     Second Quarter 2003..........................................         258,000          39,201                  9%
     Fourth Quarter 2003..........................................          60,000          11,663                  0%
     Second Quarter 2004..........................................         100,000          12,016                 40%
                                                                       -----------     -----------     --------------
     Total or Weighted Average....................................       1,152,000     $   130,421                 36%
                                                                       ===========     ===========     ==============

SUMMARY BY MARKET:
     Atlanta......................................................         297,000     $    24,455                 47%
     Greenville...................................................         115,000          13,220                 95%
     Kansas City..................................................          20,000           5,020                 90%
     Memphis......................................................          81,000           8,750                 19%
     Nashville....................................................         183,000          21,489                 33%
     Piedmont Triad...............................................          98,000          11,290                  4%
     Research Triangle............................................         358,000          46,197                 17%
                                                                       -----------     -----------     --------------
     Total or Weighted Average....................................       1,152,000     $   130,421                 36%
                                                                       ===========     ===========     ==============

     Build-to-Suit................................................         101,000     $    16,254                100%
     Multi-Tenant.................................................       1,051,000         114,167                 29%
                                                                       -----------     -----------     --------------
     Total or Weighted Average....................................       1,152,000     $   130,421                 36%
                                                                       ===========     ===========     ==============


                                                                         AVERAGE          AVERAGE
                                                                         RENTABLE      ANTICIPATED
                                                                          SQUARE           TOTAL           AVERAGE
                                                                           FEET         INVESTMENT     PRE-LEASING(1)
                                                                       -----------     -----------     --------------
                                                                                      ($ IN THOUSANDS)
AVERAGE PER PROPERTY BY TYPE:
     Office.......................................................         104,000     $    13,022                 38%
     Industrial...................................................          98,000           4,101                 20%
     Retail.......................................................          20,000           5,020                 90%
                                                                       -----------     -----------     --------------
     Weighted Average.............................................          96,000     $    10,868                 36%
                                                                       ===========     ===========     ==============

----------

(1)  Letters of intent comprise 1% of the total pre-leasing percentage.

     The following table sets forth certain information about leasing activities at our wholly owned in-service properties (excluding apartment units) for the three months ended June 30 and March 31, 2002 and December 31 and September 30, 2001.

                                                             OFFICE LEASING STATISTICS THREE MONTHS ENDED
                                                   -------------------------------------------------------------------
                                                     6/30/02       3/31/02       12/31/01       9/30/01       AVERAGE
                                                   -----------   -----------   -----------   ------------   -----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...            162           110           116            135           131
Rentable square footage leased.................        874,467       417,102       437,454        630,043       589,767
Average per rentable square foot over the
   lease term:
   Base rent...................................    $     16.86   $     16.83   $     17.85   $      17.03   $     17.14
   Tenant improvements.........................          (0.86)        (0.98)        (1.19)         (0.90)        (0.98)
   Leasing commissions.........................          (0.56)        (0.78)        (0.97)         (0.59)        (0.73)
   Rent concessions............................          (0.14)        (0.15)        (0.11)         (0.11)        (0.13)
                                                   -----------   -----------   -----------   ------------   -----------
   Effective rent..............................    $     15.30   $     14.92   $     15.58   $      15.43   $     15.31
   Expense stop(1).............................          (5.17)        (5.17)        (4.50)         (4.54)        (4.85)
                                                   -----------   -----------   -----------   ------------   -----------
   Equivalent effective net rent...............    $     10.13   $      9.75   $     11.08   $      10.89   $     10.46
                                                   ===========   ===========   ===========   ============   ===========
Average term in years..........................            4.1           4.1           4.6            4.5           4.3
                                                   ===========   ===========   ===========   ============   ===========

CAPITAL EXPENDITURES RELATED TO RELEASED SPACE:
Tenant Improvements:
   Total dollars committed under
   signed leases...............................    $ 3,481,988   $ 2,031,231   $ 2,647,115   $  2,431,063   $ 2,647,849
   Rentable square feet........................        874,467       417,102       437,454        630,043       589,767
                                                   -----------   -----------   -----------   ------------   -----------
   Per rentable square foot....................    $      3.98   $      4.87   $      6.05   $       3.86   $      4.49
                                                   ===========   ===========   ===========   ============   ===========
Leasing Commissions:
   Total dollars committed under
   signed leases...............................    $ 1,272,854   $   984,220   $ 1,277,523   $  1,018,216   $ 1,138,203
   Rentable square feet........................        874,467       417,102       437,454        630,043       589,767
                                                   -----------   -----------   -----------   ------------   -----------
   Per rentable square foot....................    $      1.46   $      2.36   $      2.92   $       1.62   $      1.93
                                                   ===========   ===========   ===========   ============   ===========
Total:
   Total dollars committed under
   signed leases...............................    $ 4,754,842   $ 3,015,450   $ 3,924,637   $  3,449,279   $ 3,786,052
   Rentable square feet........................        874,467       417,102       437,454        630,043       589,767
                                                   -----------   -----------   -----------   ------------   -----------
   Per rentable square foot....................    $      5.44   $      7.23   $      8.97   $       5.47   $      6.42
                                                   ===========   ===========   ===========   ============   ===========

RENTAL RATE TRENDS:
Average final rate with expense
 pass throughs.................................    $     16.85   $     16.45   $     16.47   $      16.27   $     16.51
Average first year cash rental rate (2)........    $     16.06   $     15.84   $     17.25   $      16.51   $     16.41
                                                   ------------ ------------   -----------   ------------   -----------
Percentage (decrease)/increase.................           (4.7)%        (3.8)%         4.7%           1.5%         (0.6)%
                                                   ===========   ===========   ===========   ============   ===========

----------

(1)"Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.
(2)First year cash rental rate is equal to base rent less concessions.

                                                           INDUSTRIAL LEASING STATISTICS THREE MONTHS ENDED
                                                   --------------------------------------------------------------------
                                                     6/30/02       3/31/02        12/31/01      9/30/01       Average
                                                   -----------   -----------   -----------   ------------   ----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...             32            15            31             26            26
Rentable square footage leased.................      1,005,765        78,844       894,865        285,241       566,179
Average per rentable square foot
 over the lease term:
   Base rent...................................    $      3.58   $      6.95   $      3.52   $       4.71   $      4.69
   Tenant improvements.........................          (0.29)        (1.10)        (0.24)         (0.38)        (0.50)
   Leasing commissions.........................          (0.14)        (0.21)        (0.10)         (0.11)        (0.14)
   Rent concessions............................          (0.03)           --            --            --          (0.01)
                                                   -----------   -----------   -----------   ------------   -----------
   Effective rent..............................    $      3.12   $      5.64   $      3.18   $       4.22   $      4.04
   Expense stop (1)............................          (0.09)        (0.72)        (0.18)         (0.30)        (0.32)
                                                   -----------   -----------   -----------   ------------   -----------
   Equivalent effective net rent...............    $      3.03   $      4.92   $      3.00   $       3.92   $      3.72
                                                   ===========   ===========   ===========   ============   ===========
Average term in years..........................            6.3           4.1           2.2            3.3           4.0
                                                   ===========   ===========   ===========   ============   ===========

CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant Improvements:
   Total dollars committed under signed leases.    $ 2,088,547   $   386,263   $   661,591   $    606,380   $   935,695
   Rentable square feet........................      1,005,765        78,844       894,865        285,241       566,179
                                                   -----------   -----------   -----------   ------------   -----------
   Per rentable square foot....................    $      2.08   $      4.90   $      0.74   $       2.13   $      1.65
                                                   ===========   ===========   ===========   ============   ===========
Leasing Commissions:
   Total dollars committed under signed leases.    $   797,939   $    44,100   $   257,010   $     87,034   $   296,521
   Rentable square feet........................      1,005,765        78,844       894,865        285,241       566,179
                                                   -----------   -----------   -----------   ------------   -----------
   Per rentable square foot....................    $      0.79   $      0.56   $      0.29   $       0.31   $      0.52
                                                   ===========   ===========   ===========   ============   ===========
Total:
   Total dollars committed under signed leases.    $ 2,886,486   $   430,363   $   918,601   $    693,414   $ 1,232,216
   Rentable square feet........................      1,005,765        78,844       894,865        285,241       566,179
                                                   -----------   -----------   -----------   ------------   -----------
   Per rentable square foot....................    $      2.87   $      5.46   $      1.03   $       2.43   $      2.18
                                                   ===========   ===========   ===========   ============   ===========

RENTAL RATE TRENDS:
Average final rate with expense pass throughs..    $      3.61   $      6.99   $      3.58   $       4.85   $      4.76
Average first year cash rental rate (2)........    $      3.53   $      6.69   $      3.49   $       4.60   $      4.58
                                                   -----------   -----------   -----------   ------------   -----------
Percentage (decrease)/increase.................           (2.2)%        (4.2)%        (2.3)%         (5.1)%        (3.7)%
                                                   ===========   ===========   ===========   ============   ===========

----------

(1) "Expense stop" represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.
(2)  First year cash rental rate is equal to base rent less concessions.

                                                                   RETAIL LEASING STATISTICS THREE MONTHS ENDED
                                                      ----------------------------------------------------------------------
                                                        6/30/02        3/31/02      12/31/01        9/30/01        AVERAGE
                                                      ------------   ----------   -------------   -----------    -----------
NET EFFECTIVE RENTS RELATED TO RE-LEASED SPACE:
Number of lease transactions (signed leases)...                 13           12              12             9             12
Rentable square footage leased.................             52,527       59,649          26,019        40,283         44,620
Average per rentable square foot over the lease
 term:
  Base rent....................................       $      18.15   $    25.66   $       15.75   $     16.33    $     18.97
  Tenant improvements..........................              (1.83)       (1.87)          (0.63)        (1.49)         (1.46)
  Leasing commissions..........................              (0.65)       (0.35)          (0.82)        (0.75)         (0.64)
  Rent concessions.............................              (0.03)       (0.02)             --            --          (0.01)
                                                      ------------   ----------   -------------   -----------    -----------
  Effective rent...............................       $      15.64   $    23.42   $       14.30   $     14.09    $     16.86
  Expense stop (1).............................              (1.02)          --              --            --          (0.26)
                                                      ------------   ----------   -------------   -----------    -----------
  Equivalent effective net rent................       $      14.62   $    23.42   $       14.30   $     14.09    $     16.60
                                                      ============   ==========   =============   ===========    ===========
Average term in years..........................                7.0          6.5             6.7           8.8            7.2
                                                      ============   ==========   =============   ===========    ===========

CAPITAL EXPENDITURES RELATED TO RE-LEASED SPACE:
Tenant Improvements:
  Total dollars committed under signed leases..       $  1,077,825   $  738,605   $     148,860   $   526,500    $   622,948
  Rentable square feet.........................             52,527       59,649          26,019        40,283         44,620
                                                      ------------   ----------   -------------   -----------    -----------
  Per rentable square foot.....................       $      20.52   $    12.38   $        5.72   $     13.07    $     13.96
                                                      ============   ==========   =============   ===========    ===========
Leasing Commissions:
  Total dollars committed under signed leases..       $    151,268   $   61,981   $      73,314   $   196,296    $   120,715
  Rentable square feet.........................             52,527       59,649          26,019        40,283         44,620
                                                      ------------   ----------   -------------   -----------    -----------
  Per rentable square foot.....................       $       2.88   $     1.04   $        2.82   $      4.87    $      2.71
                                                      ============   ==========   =============   ===========    ===========
Total:
  Total dollars committed under signed leases..       $  1,229,093   $  800,586   $     222,174   $   722,796    $   743,662
  Rentable square feet.........................             52,527       59,649          26,019        40,283         44,620
                                                      ------------   ----------   -------------   -----------    -----------
  Per rentable square foot.....................       $      23.40   $    13.42   $        8.54   $     17.94    $     16.67
                                                      ============   ==========   =============   ===========    ===========

RENTAL RATE TRENDS:
Average final rate with expense pass throughs..       $      17.38   $    18.25   $       14.16   $     11.28    $     15.27
Average first year cash rental rate (2)........       $      25.30   $    23.54   $       16.24   $     14.82    $     19.97
                                                      ------------   ----------   -------------   -----------    -----------
Percentage increase............................               45.6%        28.9%           14.7%         31.4%          30.8%
                                                      ============   ==========   =============   ===========    ===========

----------

(1) "Expense stop" represents operating expens es (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.
(2)  First year cash rental rate is equal to base rent less concessions.

     The following tables set forth scheduled lease expirations at our wholly owned in-service properties (excluding apartment units) as of June 30, 2002, assuming no tenant exercises renewal options.

OFFICE PROPERTIES:

                                                                                         AVERAGE          PERCENTAGE OF
                                                 PERCENTAGE OF                            ANNUAL          LEASED RENTS
                                RENTABLE            LEASED          ANNUAL RENTS       RENTAL RATE        REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER           PER SQUARE             BY
 LEASE         LEASES          SUBJECT TO       REPRESENTED BY        EXPIRING          FOOT FOR            EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES      LEASES (1)        EXPIRATIONS           LEASES
--------     ----------     -----------------  -----------------  -----------------  ----------------   ----------------
                                                                  ($ IN THOUSANDS)
    2002 (2)        472             1,875,426                8.3%   $        33,142      $      17.67                8.5%
    2003            553             3,399,318               15.1%            58,294             17.15               14.8%
    2004            501             2,946,726               13.1%            53,133             18.03               13.6%
    2005            436             3,123,080               13.9%            55,058             17.63               14.0%
    2006            312             2,835,436               12.6%            51,286             18.09               13.1%
    2007            135             1,587,833                7.1%            25,028             15.76                6.4%
    2008             81             1,791,348                8.0%            28,668             16.00                7.3%
    2009             23               720,140                3.2%            12,388             17.20                3.2%
    2010             40             1,401,967                6.2%            25,465             18.16                6.5%
    2011             38             1,320,434                5.9%            22,438             16.99                5.7%
Thereafter          115             1,493,851                6.6%            27,147             18.17                6.9%
             ----------     -----------------  -----------------  -----------------  ----------------   ----------------

                  2,706            22,495,559              100.0%   $       392,047      $      17.43              100.0%
             ==========     =================  =================  =================  ================   ================

INDUSTRIAL PROPERTIES:

                                                                                         AVERAGE          PERCENTAGE OF
                                                 PERCENTAGE OF                            ANNUAL          LEASED RENTS
                                RENTABLE            LEASED          ANNUAL RENTS       RENTAL RATE        REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER           PER SQUARE              BY
 LEASE         LEASES          SUBJECT TO       REPRESENTED BY        EXPIRING          FOOT FOR            EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES      LEASES (1)        EXPIRATIONS           LEASES
--------     ----------     -----------------  -----------------  -----------------  ----------------   ----------------
                                                                  ($ IN THOUSANDS)
   2002(2)          108             1,302,081               14.9%   $         6,455      $       4.96               15.9%
   2003              85             1,068,830               12.2%             5,480              5.13               13.5%
   2004              91             2,502,631               28.7%             9,625              3.85               23.8%
   2005              52             1,006,248               11.5%             4,922              4.89               12.1%
   2006              34               718,943                8.2%             3,852              5.36                9.5%
   2007              23             1,230,906               14.1%             5,248              4.26               12.9%
   2008               7               214,340                2.5%             1,404              6.55                3.5%
   2009               7               273,813                3.1%             1,941              7.09                4.8%
   2010               3                46,508                0.5%               340              7.31                0.8%
   2011               1                33,555                0.4%               159              4.74                0.4%
Thereafter           19               344,575                3.9%             1,140              3.31                2.8%
             ----------     -----------------  -----------------  -----------------  ----------------   ----------------

                    430             8,742,430              100.0%   $        40,566      $       4.64              100.0%
             ==========     =================  =================  =================  ================   ================

----------

(1) Annual Rents Under Expiring Leases are June 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2) Includes 196,000 square feet leases that are on a month to month basis or 0.7% of total annualized revenue
(3) Includes 188,000 square feet leases that are on a month to month basis or 0.2% of total annualized revenue

RETAIL PROPERTIES:

                                                                                      AVERAGE       PERCENTAGE OF
                                                 PERCENTAGE OF                        ANNUAL        LEASED RENTS
                                RENTABLE            LEASED         ANNUAL RENTS     RENTAL RATE      REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER        PER SQUARE           BY
  LEASE        LEASES          SUBJECT TO       REPRESENTED BY       EXPIRING        FOOT FOR         EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES     LEASES (1)      EXPIRATIONS        LEASES
--------      ---------      ---------------    ---------------   --------------    -----------    --------------
                                                                 ($ IN THOUSANDS)
   2002(2)           36               89,813                5.6%  $        1,236    $     13.76               3.3%
   2003              36               94,516                5.9%           2,290          24.23               6.0%
   2004              40              209,108               13.1%           2,776          13.28               7.3%
   2005              39               93,505                5.9%           2,665          28.50               7.0%
   2006              38              111,064                7.0%           2,768          24.92               7.3%
   2007              30              120,487                7.6%           2,205          18.30               5.8%
   2008              25              124,318                7.8%           4,293          34.53              11.3%
   2009              21              168,355               10.6%           3,298          19.59               8.7%
   2010              18               97,372                6.1%           2,856          29.33               7.5%
   2011              19              108,418                6.8%           2,573          23.73               6.8%
Thereafter           26              375,696               23.6%          10,965          29.19              29.0%
              ---------      ---------------    ---------------   --------------    ------------    --------------

                    328            1,592,652              100.0%  $       37,925    $     23.81             100.0%
              =========      ===============    ===============  ===============    ==-=========    ==============

TOTAL:

                                                                                      AVERAGE       PERCENTAGE OF
                                                 PERCENTAGE OF                        ANNUAL        LEASED RENTS
                                RENTABLE            LEASED         ANNUAL RENTS     RENTAL RATE      REPRESENTED
              NUMBER OF        SQUARE FEET      SQUARE FOOTAGE         UNDER        PER SQUARE           BY
  LEASE        LEASES          SUBJECT TO       REPRESENTED BY       EXPIRING        FOOT FOR         EXPIRING
EXPIRING      EXPIRING       EXPIRING LEASES    EXPIRING LEASES      LEASES(1)      EXPIRATIONS        LEASES
--------      ---------      ---------------    ---------------   --------------    -----------    --------------
                                                                 ($ IN THOUSANDS)
   2002(3)          616            3,267,320               10.0%  $       40,833    $     12.50               8.7%
   2003             674            4,562,664               13.9%          66,064          14.48              14.1%
   2004             632            5,658,465               17.1%          65,534          11.58              14.0%
   2005             527            4,222,833               12.9%          62,645          14.83              13.3%
   2006             384            3,665,443               11.2%          57,906          15.80              12.3%
   2007             188            2,939,226                9.0%          32,481          11.05               6.9%
   2008             113            2,130,006                6.5%          34,365          16.13               7.3%
   2009              51            1,162,308                3.5%          17,627          15.17               3.7%
   2010              61            1,545,847                4.7%          28,661          18.54               6.1%
   2011              58            1,462,407                4.5%          25,170          17.21               5.3%
Thereafter          160            2,214,122                6.7%          39,252          17.73               8.3%
              ---------      ---------------    ---------------   --------------    -----------    --------------

                  3,464           32,830,641              100.0%  $      470,538    $     14.33             100.0%
              =========      ===============    ===============   ===============   ===========    ==============

----------

(1) Annual Rents Under Expiring Leases are June 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2) Includes 27,000 square feet leases that are on a month to month basis or 0.0% of total annualized revenue
(3) Includes 413,000 square feet leases that are on a month to month basis or 1.0% of total annualized revenue

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

     As of June 30, 2002, the Company had approximately $231.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2003, our interest expense would be increased or decreased approximately $2.3 million.

                           PART II--OTHER INFORMATION

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the second quarter of 2002, the Company issued 250,000 shares of Common Stock to a holder of Common Units in the Operating Partnership upon the redemption of such Common Units in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. The holder of Common Units was an accredited investor under Rule 501 of the Securities Act, and the offering did not involve a general solicitation by the Company. The Company has registered the resale of such shares under the Securities Act.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 2002, we held our Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

         MATTER                                                            FOR            AGAINST       ABSTAIN
----------------------------------------------------------------------------------------------------------------
     (A) Election of Directors
         Thomas W. Adler......................................          41,346,366            --       1,046,476
         Kay N. Callison......................................          40,894,574            --       1,498,268
         William E. Graham, Jr................................          41,326,524            --       1,066,318
         Willard H. Smith Jr..................................          40,900,430            --       1,492,412
         John L. Turner.......................................          41,182,478            --       1,210,364
     (B) Ratify appointment of Ernst & Young, LLP
          as independent auditors.............................          41,509,062       755,952         129,618

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.       Description
      -----------       -----------
      10.1              Amended and Restated 1994 Stock Option Plan
      99.1              Statement of Chief Executive Officer of Highwoods
                        Properties Inc.
      99.2              Statement of Chief Financial Officer of Highwoods
                        Properties Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HIGHWOODS PROPERTIES, INC.

                               By:        /s/ Ronald P. Gibson
                                  --------------------------------------------
                                                 Ronald P. Gibson
                                          President and Chief Executive Officer

                               By:        /s/ Carman J. Liuzzo
                                  --------------------------------------------
                                                  Carman J. Liuzzo
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

Date: August 14, 2002