Form 10-K
period 2002-12-31
HIGHWOODS PROPERTIES INC
filed 2003-03-20
CIK 921082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

OR

☐            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _____________ to _____________

Commission file number 1-13100

HIGHWOODS PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	56-1871668 (I.R.S. Employer Identification No.)

3100 Smoketree Court, Suite 600
Raleigh, N.C. 27604
(Address of principal executive offices) (Zip Code)

919-872-4924
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $.01 par value	New York Stock Exchange
8 5/8% Series A Cumulative Redeemable Preferred Shares	New York Stock Exchange
8% Series B Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Each Representing a 1/10 Fractional Interest in an 8% Series D Cumulative Redeemable Preferred Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in rule 12b-2 of the Securities Exchange Act). Yes ☒ No ☐

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 18, 2003 was $1,099,508.63. As of February 18, 2003, there were 53,404,555 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 19, 2003, are incorporated by reference in Part III, Items 10, 11, 12 and 13, of the Form 10-K.

HIGHWOODS PROPERTIES, INC.

PART I

We refer to (1) Highwoods Properties, Inc. as the “Company”, (2) Highwoods Realty Limited Partnership as the “Operating Partnership”, (3) the Company’s common stock as “Common Stock” and (4) the Operating Partnership’s common partnership interests as “Common Units.”

ITEM 1. BUSINESS

General

The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company’s initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2002, we:

•         owned 493 in-service office, industrial and retail properties, encompassing approximately 37.1 million rentable square feet and 213 apartment units;

•         owned an interest (50.0% or less) in 78 in-service office and industrial properties, encompassing approximately 7.8 million rentable square feet and 418 apartment units;

•         owned 1,308 acres of undeveloped land suitable for future development; and

•         were developing an additional five properties, which will encompass approximately 616,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The following summarizes our capital recycling program during the past three years ending December 31, 2002:

	2002	2001	2000

Office, Industrial and Retail Properties:
(rentable square feet in thousands)
Dispositions	(2,270)	(268)	(4,743)
Contributions to Joint Ventures	—	(118)	(2,199)
Developments Placed In-Service	2,214	1,351	3,480
Redevelopment	(52)	—	—
Acquisitions	—	72	669

Net Change	(108)	1,037	(2,793)

Apartment Properties:
(in units)
Dispositions	—	(1,672)	—

In addition to the above capital recycling activity, we repurchased $4.8 million, $148.8 million and $101.8 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Stock during 2001. This represents aggregate repurchases of $273.9 million of Common Stock, Common Units and Preferred Stock since January 1, 2000.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2002, the Company owned 88.4% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock or, at the Company’s option, one share of Common Stock.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC are available free of charge on our corporate website, which is http://www.highwoods.com. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you can read our SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Operating Strategy

Geographic Diversification. Since the Company’s initial public offering in 1994, we have significantly reduced our dependence on any particular market. We initially owned only a limited number of office properties in North Carolina, most of which were in the Research Triangle. Today, including our various joint ventures, our portfolio includes primarily office properties throughout the Southeast and retail and office properties in Kansas City, Missouri including one significant mixed retail and office property.

Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

•         engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban business parks;

•         acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns; and

•         selectively dispose of non-core properties or other properties the sale of which can generate attractive returns.

Our capital recycling activities benefit from our local market presence and knowledge. Our division officers have significant real estate experience in their respective markets. Based on this experience, we are in a better position to evaluate capital recycling opportunities than many of our competitors. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

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

Flexible Capital Structure. We are committed to maintaining a flexible capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements through a combination of any one or more of:

•         borrowings under our unsecured and secured revolving credit facilities;

•         the issuance of unsecured debt;

•         the issuance of secured debt;

•         the issuance of equity securities by both the Company and the Operating Partnership;

•         the selective disposition of non-core properties or other properties which can be sold at attractive returns; and

•         the sale or contribution of our wholly-owned properties, development projects and development land to strategic joint ventures formed with unrelated investors.

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

Employees

As of December 31, 2002, the Company employed 560 persons.

Risk Factors

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before purchasing our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Adverse conditions in the real estate market may impair our ability to make distributions to you. Events or conditions, which are beyond our control, may adversely affect our ability to generate revenues in excess of operating expenses, including debt service and capital expenditures. Such events or conditions could include:

•         general and regional economic conditions, particularly in the southeastern region of the United States;

•         changes in interest rate levels and the availability of financing;

•         difficulty in leasing or re-leasing space quickly or on favorable terms;

•         increases in operating costs, including real estate taxes and insurance premiums, due to inflation and other factors, which may not necessarily be offset by increased rents; and

•         inability of a significant number of tenants or certain key tenants to pay rent.

Future acquisitions and development activities may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Although we anticipate financing future acquisitions and renovations through a combination of advances under our revolving loans and other forms of secured or unsecured financing, no assurance can be given that we will have the financial resources to make suitable acquisitions or renovations. If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties may not be available or may be available only on disadvantageous terms.

In addition to acquisitions, we periodically consider developing and constructing properties. Risks associated with development and construction activities include:

•         the unavailability of favorable financing;

•         construction costs exceeding original estimates;

•         construction and lease-up delays resulting in increased debt service expense and construction costs; and

•         insufficient occupancy rates and rents at a newly completed property causing a property to be unprofitable.

Development activities are also subject to risks relating to our inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

Because holders of our Common Units, including some of our officers and directors, may suffer adverse tax consequences upon the sale of some of our properties, it is possible that the Company may sometimes make decisions that are not in your best interest. Holders of Common Units may suffer adverse tax consequences upon the Company’s sale of certain properties. Therefore, holders of Common Units, including certain of our officers and directors, may have different objectives regarding the appropriate pricing and timing of a property’s sale. Although we are the sole general partner of the Operating Partnership and have the exclusive authority to sell all of our individual wholly-owned properties, officers and directors who hold Common Units may influence us not to sell certain properties even if such sale might be financially advantageous to stockholders or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in the best interests of the Company.

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

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Insurance companies currently, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named wind storms and toxic mold. Thus we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions to our stockholders. Our existing insurance policies expire on June 30, 2003. We anticipate renewing these existing policies at that time.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the inability to refinance existing indebtedness. Approximately $316.0 million of principal payments on our existing long-term debt is due in 2003 (this amount is adjusted for the refinancing of the MOPPRS in February 2003. For a detailed maturity schedule regarding our long-term debt, see “Management’s Discussion and Analysis of Results of Operations – Liquidity and Capital Resources – Capitalization.”). If we fail to comply with the financial ratios and other covenants under our existing debt instruments, including our revolving loans, we would likely not be able to borrow any further amounts under these instruments, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding thereunder. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to make distributions to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions.

We may be subject to taxation as a regular corporation if we fail to maintain our REIT status. Our failure to qualify as a REIT would have serious adverse consequences to our stockholders. Many of the requirements for taxation as a REIT, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95.0% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90.0% of our REIT taxable income, excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less cash available for investments or for distributions to stockholders. This would likely have a significant adverse effect of the value of our securities. In addition, we would no longer be required to make any distributions to stockholders.

Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in our charter and bylaws, as well as Maryland general corporation law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thus limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•         Ownership limit. Our charter prohibits direct or constructive ownership by any person of more than 9.8% of our outstanding capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void.

•         Preferred stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

•         Staggered board. Our board of directors is divided into three classes. As a result each director generally serves for a three-year term. This staggering of our board may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•         Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

•         Maryland unsolicited takeover statute. Under Maryland law, our board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•         Anti-Takeover Protections of Operating Partnership Agreement. Upon a change in control of the Company, the limited partnership agreement of the Operating Partnership contains provisions that require certain acquirors to maintain an UPREIT structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquiror would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquiror. These provisions may make a change of control transaction involving the Company more complicated and therefore might limit the possibility of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

•         Dilutive Effect of Shareholders’ Rights Plan. On October 4, 1997, our board of directors adopted a Shareholders’ Rights Plan and declared a distribution of one preferred share purchase right for each outstanding share of Common Stock. The rights were issued on October 16, 1997 to each stockholder of record on such date. Since the rights would cause substantial dilution to a person or group that attempts to acquire us on terms of which our board of directors does not approve, such rights could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders. The rights should not interfere with any merger or other business combination the board of directors approves since we may redeem the rights for $.01 per right, prior to the time that a person or group has acquired beneficial ownership of 15.0% or more of the Common Stock.

ITEM 2.  PROPERTIES

General

As of December 31, 2002, we owned 493 in-service office, industrial and retail properties, encompassing approximately 37.1 million rentable square feet, and 213 apartment units. The following table sets forth information about our wholly-owned in-service properties at December 31, 2002:

					Percentage of Annualized Rental Revenue (1)

Market	Rentable Square Feet		Occupancy		Office	Industrial	Retail	Total

Atlanta	6,728,000		83.0%		11.2%	3.2%	—	14.4%
Research Triangle	4,340,000		81.9		13.8	0.2	—	14.0
Kansas City	2,512,000	(2)	94.5		4.3	—	8.6%	12.9
Tampa	4,262,000		67.1	(3)	12.2	—	—	12.2
Piedmont Triad	8,371,000		88.9		6.6	4.9	—	11.5
Nashville	2,733,000		87.7		10.1	—	—	10.1
Richmond	2,764,000		95.0		8.4	0.5	—	8.9
Charlotte	1,729,000		84.0		4.8	0.3	—	5.1
Memphis	1,215,000		80.8		4.3	—	—	4.3
Greenville	1,511,000		86.8		4.2	0.2	—	4.4
Columbia	426,000		67.4		1.1	—	—	1.1
Orlando	340,000		47.6		0.6	—	—	0.6
Other	181,000		74.7		0.5	—	—	0.5

Total	37,112,000		84.0	% (3)	82.1%	9.3%	8.6%	100.0%

(1)       Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12, and excludes revenue associated with the rejected 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002.

(2)       Excludes basement space in the Country Club Plaza property of 527,000 square feet.

(3)       The occupancy percentages have been reduced as a result of the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002. The impact on Tampa’s occupancy and Total occupancy was 19.1% and 2.2%, respectively.

The following table sets forth information about our wholly-owned in-service and development properties as of December 31, 2002 and 2001:

	December 31, 2002			December 31, 2001

	Rentable Square Feet	Percent Leased/ Pre-Leased		Rentable Square Feet	Percent Leased/ Pre-Leased

In-Service
Office	25,342,000	82.3	% (1)	24,945,000	91.9%
Industrial	10,242,000	86.2		10,640,000	91.9
Retail (2)	1,528,000	97.0		1,636,000	96.0

Total	37,112,000	84.0	% (1)	37,221,000	91.9%

Development Completed – Not Stabilized
Office	231,000	61.3%		1,490,000	58.4%
Industrial	60,000	50.0		200,000	39.2
Retail	—	—		20,000	90.0

Total	291,000	59.0%		1,710,000	56.5%

In-Process
Office	40,000	0.0%		739,000	74.9%

Total	40,000	0.0%		739,000	74.9%

Total
Office	25,613,000			27,174,000
Industrial	10,302,000			10,840,000
Retail (2)	1,528,000			1,656,000

Total	37,443,000			39,670,000

(1)       The occupancy percentages have been reduced as a result of the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002. The impact on Office occupancy and Total occupancy was 3.2 % and 2.2%, respectively.

(2)       Excludes basement space in the Country Club Plaza property of 527,000 square feet.

Customers

The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of December 31, 2002, excluding revenue related to the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002:

Customers	Number of Leases	Rentable Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue (1)	Average Remaining Lease Term in Years

			($ in thousands)
Federal Government	62	742,378	$14,892	3.38%	4.6
AT&T	8	617,477	11,669	2.65	4.9
Price Waterhouse Coopers	6	297,795	6,932	1.57	7.3
US Airways	6	414,059	6,910	1.57	4.9
State of Georgia	10	356,993	6,783	1.54	6.0
Capital One Services	6	361,968	6,329	1.43	5.9
Sara Lee	10	1,230,534	4,605	1.04	2.4
IBM	7	216,505	4,453	1.01	2.6
Bell South	11	212,011	4,441	1.01	1.3
Northern Telecom	1	246,000	3,235	0.73	5.2
WorldCom and Affiliates	15	166,869	3,206	0.73	3.0
Lockton Companies	1	127,485	3,117	0.71	12.2
Bank of America	23	152,017	3,003	0.68	2.3
Volvo	5	214,783	2,979	0.68	6.6
Hartford Insurance	6	134,021	2,900	0.66	3.3
T-Mobile USA	3	120,561	2,831	0.64	3.5
Business Telecom	4	147,379	2,795	0.63	2.4
Ford Motor Company	2	126,045	2,609	0.59	7.2
Carlton Fields	2	95,771	2,475	0.56	1.5
BB&T	6	157,290	2,431	0.55	7.8

Total	194	6,137,941	$98,595	22.36%	4.8

(1)       Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

The following tables set forth information about leasing activities at our wholly-owned in-service properties (excluding apartment units) for the years ended December 31, 2002, 2001 and 2000.

	2002			2001			2000

	Office	Industrial	Retail	Office	Industrial	Retail	Office	Industrial	Retail

Net Effective Rents Related to Re-Leased Space:
Number of lease transactions (signed leases)	647	137	56	538	107	44	801	174	71
Rentable square footage leased	3,201,341	2,208,742	176,528	2,782,331	1,524,276	125,992	4,166,054	2,373,244	162,866
Average per rentable square foot over the lease term:
Base rent	$17.15	$4.12	$21.22	$17.24	$4.99	$21.06	$17.05	$4.64	$21.99
Tenant improvements	(1.15)	(0.36)	(1.52)	(1.10)	(0.27)	(1.16)	(1.20)	(0.24)	(1.41)
Leasing commissions	(0.68)	(0.15)	(0.74)	(0.70)	(0.11)	(0.61)	(0.50)	(0.12)	(0.60)
Rent concessions	(0.26)	(0.04)	(0.02)	(0.06)	—	(0.06)	(0.03)	—	—

Effective rent	$15.06	$3.57	$18.94	$15.38	$4.61	$19.23	$15.32	$4.28	$19.98
Expense stop (1)	(5.25)	(0.25)	(0.30)	(3.84)	(0.43)	—	(4.76)	(0.23)	(0.03)

Equivalent effective net rent	$9.81	$3.32	$18.64	$11.54	$4.18	$19.23	$10.56	$4.05	$19.95

Average term in years	4.0	4.4	6.4	4.8	2.6	7.5	4.6	4.1	7.0

Rental Rate Trends:
Average final rate with expense pass-throughs	$17.39	$4.34	$15.82	$15.66	$4.76	$14.08	$15.56	$4.16	$15.71
Average first year cash rental rate	$16.20	$4.10	$20.67	$16.34	$4.73	$18.06	$16.33	$4.46	$19.89

Percentage (decrease)/increase	(6.84)%	(5.53)%	30.69%	4.34%	(0.80)%	28.26%	4.90%	7.20%	26.60%

Capital Expenditures Related to Re-leased Space:
Tenant Improvements:
Total dollars committed under signed leases	$17,805,616	$4,169,066	$2,288,953	$17,234,770	$1,535,052	$1,526,553	$24,215,684	$2,279,129	$2,252,002
Rentable square feet	3,201,341	2,208,742	176,528	2,782,331	1,524,276	125,992	4,166,054	2,373,244	162,866

Per rentable square foot	$5.56	$1.89	$12.97	$6.19	$1.01	$12.12	$5.81	$0.96	$13.83

Leasing Commissions:
Total dollars committed under signed leases	$4,972,806	$1,070,939	$382,972	$7,648,567	$468,962	$424,192	$9,398,696	$1,203,586	$530,437
Rentable square feet	3,201,341	2,208,742	176,528	2,782,331	1,524,276	125,992	4,166,054	2,373,244	162,866

Per rentable square foot	$1.55	$0.48	$2.17	$2.75	$0.31	$3.37	$2.26	$0.51	$3.26

Total:
Total dollars committed under signed leases	$22,778,422	$5,240,005	$2,671,925	$24,883,337	$2,004,013	$1,950,745	$33,614,380	$3,482,715	$2,782,439
Rentable square feet	3,201,341	2,208,742	176,528	2,782,331	1,524,276	125,992	4,166,054	2,373,244	162,866

Per rentable square foot	$7.11	$2.37	$15.14	$8.94	$1.31	$15.48	$8.07	$1.47	$17.08

(1)       “Expense stop” represents operating expenses (generally including taxes, utilities, routine building expense and common area maintenance) for which we will not be reimbursed by our tenants.

The following tables on pages 12 and 13 set forth scheduled lease expirations for executed leases at our wholly-owned properties (excluding apartment units) as of December 31, 2002, assuming no tenant exercises renewal options. The following scheduled lease expirations exclude the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002.

Office Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases (1)

				($ in thousands)
2003 (2)	761	4,044,936	19.3%	$70,361	$17.39	19.4%
2004	498	2,767,455	13.3	49,612	17.93	13.7
2005	535	3,331,798	16.0	59,293	17.80	16.4
2006	324	2,843,860	13.6	51,583	18.14	14.2
2007	246	2,024,252	9.7	33,864	16.73	9.3
2008	108	1,998,952	9.6	30,851	15.43	8.5
2009	40	838,814	4.0	14,047	16.75	3.9
2010	38	841,052	4.0	17,713	21.06	4.9
2011	40	954,988	4.6	18,576	19.45	5.1
2012	29	685,237	3.3	10,378	15.15	2.9
Thereafter	104	536,623	2.6	6,186	11.53	1.7

	2,723	20,867,967	100.0%	$362,464	$17.37	100.0%

Industrial Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases (1)

				($ in thousands)
2003 (3)	135	1,711,921	19.5%	$8,204	$4.79	20.3%
2004	99	2,508,687	28.7	9,866	3.93	24.4
2005	76	1,099,777	12.5	5,347	4.86	13.2
2006	40	821,554	9.4	4,505	5.48	11.1
2007	38	1,630,860	18.6	6,948	4.26	17.1
2008	11	254,067	2.9	1,498	5.90	3.7
2009	8	318,813	3.6	2,366	7.42	5.8
2010	3	46,508	0.5	349	7.50	0.9
2011	2	35,475	0.4	178	5.02	0.4
2012	2	44,447	0.5	255	5.74	0.6
Thereafter	15	299,619	3.4	1,016	3.39	2.5

	429	8,771,728	100.0%	$40,532	$4.62	100.0%

(1)       Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)       Includes 195,000 square feet of leases that are on a month-to-month basis, or 0.8% of total annualized revenue.

(3)       Includes 469,000 square feet of leases that are on a month-to-month basis, or 0.4% of total annualized revenue.

Retail Properties:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases (1)

				($ in thousands)
2003 (2)	49	136,326	9.2%	$2,972	$21.80	7.8%
2004	39	207,103	14.0	2,775	13.40	7.3
2005	37	90,821	6.1	2,687	29.59	7.0
2006	33	101,041	6.8	2,621	25.94	6.9
2007	39	116,915	7.9	2,723	23.29	7.1
2008	24	123,459	8.3	4,257	34.48	11.2
2009	23	154,317	10.4	3,555	23.04	9.3
2010	16	89,890	6.1	2,573	28.62	6.7
2011	18	73,392	5.0	2,400	32.70	6.3
2012	10	53,263	3.6	1,908	35.82	5.0
Thereafter	20	335,657	22.6	9,656	28.77	25.4

	308	1,482,184	100.0%	$38,127	$25.72	$100.0%

Total:

Lease Expiring	Number of Leases Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented By Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented By Expiring Leases (1)

				($ in thousands)
2003 (3)	945	5,893,183	19.0%	$81,537	$13.84	18.5%
2004	636	5,483,245	17.7	62,253	11.35	14.1
2005	648	4,522,396	14.5	67,327	14.89	15.3
2006	397	3,766,455	12.1	58,709	15.59	13.3
2007	323	3,772,027	12.1	43,535	11.54	9.9
2008	143	2,376,478	7.6	36,606	15.40	8.3
2009	71	1,311,944	4.2	19,968	15.22	4.5
2010	57	977,450	3.1	20,635	21.11	4.7
2011	60	1,063,855	3.4	21,154	19.88	4.8
2012	41	782,947	2.5	12,541	16.02	2.8
Thereafter	139	1,171,899	3.8	16,858	14.39	3.8

	3,460	31,121,879	100.0%	$441,123	$14.17	100.0%

(1)       Annualized Rental Revenue is December 2002 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)       Includes 47,000 square feet of leases that are on a month-to-month basis, or 0.1% of total annualized revenue.

(3)       Includes 711,000 square feet of leases that are on a month-to-month basis, or 1.3% of total annualized revenue.

Capital Recycling Program

The following table summarizes our capital recycling program during 2002 ($ in thousands):

Disposition Activity

Property	Market	Building Type (1)	Date Sold	Rentable Sqaure Feet	Sales Price

Romac	Tampa	O	01/10/02	128,000	$20,200
Parkway Plaza Building Nine	Charlotte	I	04/04/02	110,000	5,922
Alston & Bird	Charlotte	O	05/13/02	45,000	8,500
7327 & 7339 West Friendly Avenue	Piedmont Triad	I	05/21/02	23,000	1,272
International Place III	Memphis	O	05/23/02	214,000	38,270
Reo Building	Tampa	O	05/30/02	76,000	5,155
Amica and Arrowwood	Research Triangle	O	05/31/02	78,000	7,200
4900 Main Building	Kansas City	O	05/31/02	182,000	29,000
Twin Lakes Distribution Center	Charlotte	I	10/10/02	347,000	10,350
Brymar Building	Kansas City	O	10/18/02	56,000	2,535
Eastshore I, II, III & Cat Financial	Richmond/Nashville	O	11/26/02	538,000	90,034
Oakridge Office Park	Orlando	O	12/18/02	316,000	22,175
Red Bridge Shops	Kansas City	R	12/18/02	141,000	7,000
Brookfield YMCA	Greenville	I	12/31/02	16,000	1,050

Total				2,270,000	$248,663

(1)       O = Office
I  = Industrial
R = Retail

Joint Venture Activity

On June 26, 2002, we acquired our joint venture partner’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, to bring our ownership interest in that entity from 50.0% to 100.0%. At that time, we consolidated the assets and liabilities, and recorded income and expenses of the entity on a consolidated basis.

On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million of cash.

Development Activity

The following wholly-owned development projects were placed in service during 2002 ($ in thousands):

Placed In-Service

Name	Market	Building Type (1)	Month Placed In-Service	Rentable Square Feet	Cost at December 31, 2002

Verizon Wireless	Greenville	O	Jan-02	193,000	$15,996
380 Park Place	Tampa	O	Jan-02	82,000	10,064
Innslake	Richmond	O	Feb-02	65,000	7,625
Holden Road	Piedmont Triad	I	Mar-02	64,000	2,621
Centre Green Two	Research Triangle	O	Apr-02	97,000	11,293
Highwoods Tower II	Research Triangle	O	May-02	167,000	25,570
Cool Springs II	Nashville	O	May-02	205,000	23,931
North Shore Commons A	Richmond	O	May-02	115,000	14,702
Stony Point III	Richmond	O	May-02	107,000	11,866
ParkWest One	Research Triangle	O	Jun-02	46,000	4,637
1825 Century Center	Atlanta	O	Jul-02	101,000	15,894
Hickory Trace	Nashville	O	Sep-02	52,000	7,475
Met Life Building at Brookfield	Greenville	O	Sep-02	115,000	13,486
Newpoint IV	Atlanta	I	Oct-02	135,000	5,061
Centre Green Four	Research Triangle	O	Oct-02	100,000	9,682
1501 Highwoods Boulevard	Piedmont Triad	O	Nov-02	98,000	10,313
Shadow Creek II	Memphis	O	Nov-02	81,000	7,284
GlenLake I	Research Triangle	O	Nov-02	158,000	20,320
Granada Shops	Kansas City	R	Nov-02	19,000	4,552

				2,000,000	222,372

Placed In-Service and Sold

International Place III	Memphis	O	May-02	214,000	34,000	(2)

Total				2,214,000	$256,372

(1)       O = Office
I  = Industrial
R = Retail

(2)       Project was sold on May 23, 2002 for $38.3 million.

In-Process

As of December 31, 2002, we were developing three suburban office properties and one industrial property, totaling 331,000 rentable square feet. The following table summarizes these development projects. In addition to the properties described in this table, we are developing with a 50.0% joint venture partner (and therefore, is not included in the following table) one additional property totaling 285,000 rentable square feet. At December 31, 2002, this development project had an aggregate budgeted cost of $69.0 million and was 56.5% pre-leased.

Name	Market	Building Type (1)	Rentable Square Feet	Estimated Cost	Cost at 12/31/02	Pre-Leasing Percentage	Estimated Completion	Estimated Stabilization

	($ in thousands)
Office:
Catawba (2)	Research Triangle	O	40,000	$4,030	$2,105	0%	2Q03	2Q04
Seven Springs I (3)	Nashville	O	131,000	15,556	13,371	76	1Q02	3Q03
801 Raleigh Corporate Center (3)	Research Triangle	O	100,000	12,016	9,802	42	4Q02	2Q04
Tradeport V (3)	Atlanta	I	60,000	2,913	2,851	50	4Q02	4Q03

Total or Weighted Average			331,000	$34,515	$28,129	52%

(1)       O = Office
I  = Industrial

(2)       Redevelopment project in process.

(3)       Completed but not stabilized properties, which contributed in the aggregate $138,000 in net operating income in the fourth quarter of 2002.

Development Land

We estimate that we can develop approximately 13.8 million square feet of office, industrial and retail space on our wholly-owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for industrial or office space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense.

ITEM 3. LEGAL PROCEEDINGS

We are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on our business, financial condition and results of operations.

We reserved $2.7 million in September 2002 for the probable and estimated losses related to various legal proceedings from previously completed mergers and acquisitions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background

Ronald P. Gibson	58	Director, President and Chief Executive Officer. Mr. Gibson is one of our founders and has served as president or managing partner of our predecessor since its formation in 1978.

Edward J. Fritsch	44	Director, Executive Vice President, Chief Operating Officer and Secretary. Mr. Fritsch joined us in 1982 and was a partner of our predecessor.

Gene H. Anderson	57

Director and Senior Vice President.
Mr. Anderson manages the operations of our Georgia properties and the Piedmont Triad division of North Carolina. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.

Michael F. Beale	49	Senior Vice President. Mr. Beale is responsible for our operations in Florida. Prior to joining us in 2000, Mr. Beale was vice president of Koger Equity, Inc.

Michael E. Harris	53

Senior Vice President.
Mr. Harris is responsible for our operations in Tennessee, Missouri, Kansas and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a member of the Advisory Board of Directors at SouthTrust Bank of Memphis, and Allen & Hoshall, Inc.

Carman J. Liuzzo	42

Vice President, Chief Financial Officer and Treasurer.
Prior to joining us in 1994, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties, Inc. Mr. Liuzzo is a certified public accountant.

Mack D. Pridgen III	53

Vice President and General Counsel.
Prior to joining us in 1997, Mr. Pridgen was a partner in the law firm of Smith Helms Mulliss & Moore, L.L.P. and prior to that a partner with Arthur Andersen & Co. Mr. Pridgen is an attorney and a certified public accountant.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Common Stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “HIW” since the Company’s initial public offering. The following table sets forth the quarterly high and low stock prices per share reported on the NYSE for the quarters indicated and the distributions paid per share during such quarter.

	2002			2001

Quarter Ended:	High	Low	Distribution	High	Low	Distribution

March 31	$ 28.30	$ 25.39	$ .585	$ 25.99	$ 24.00	$ .57
June 30	29.36	26.00	.585	26.65	24.15	.57
September 30	26.65	23.00	.585	26.67	23.45	.585
December 31	23.30	18.70	.585	26.42	23.52	.585

On February 18, 2003, the last reported stock price of the Common Stock on the NYSE was $21.00 per share and the Company had 1,690 stockholders of record.

The Company intends to continue to pay quarterly distributions to holders of shares of Common Stock and holders of Common Units. Future distributions by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Distributions to Stockholders.”

During 2002, the Company’s Common Stock distributions totaled $124,378,000, $28,430,000 of which represented return of capital for income tax purposes. The minimum distribution per share of Common Stock required to maintain REIT status (excluding any distribution of net capital gains) was approximately $0.90 per share in 2002 and $1.52 per share in 2001.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their distributions in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company may issue additional shares of Common Stock or repurchase Common Stock in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Stock Purchase Plan.

The Company has an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant’s account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may contribute up to 25.0% of their pay. During 2002, employees purchased 47,488 shares of Common Stock under the Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 ($ in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Data:
Rental revenue	$454,220	$469,276	$509,815	$544,530	$483,339
Other income	21,713	33,402	22,895	17,819	12,182

Total revenue	475,933	502,678	532,710	562,349	495,521
Rental property operating expenses	(143,414)	(144,685)	(150,829)	(166,389)	(149,941)
Depreciation and amortization	(126,638)	(113,468)	(113,189)	(108,302)	(88,629)
Interest expense	(110,527)	(106,782)	(111,107)	(117,134)	(97,011)
Cost of unsuccessful transactions	—	—	—	(1,500)	—
General and administrative (includes $3,700 nonrecurring compensation expense in 2002)	(24,576)	(21,390)	(21,841)	(22,339)	(20,771)
Litigation reserve	(2,700)	—	—	—	—
Gain on disposition of land and depreciable assets	12,247	16,172	4,659	8,679	1,716
Minority interest	(9,653)	(16,683)	(16,900)	(19,360)	(22,796)

Income from continuing operations	70,672	115,842	123,503	136,004	118,089
Total discontinued operations, net of minority interest	23,167	16,083	14,695	9,430	7,948
Extraordinary item – loss on early extinguishment of debt	(378)	(714)	(4,711)	(7,341)	(387)

Net income	93,461	131,211	133,487	138,093	125,650
Dividends on preferred shares	(30,852)	(31,500)	(32,580)	(32,580)	(30,092)

Net income available for common stockholders	$62,609	$99,711	$100,907	$105,513	$95,558

Net income per common share – basic:
Income from continuing operations	$0.75	$1.55	$1.54	$1.69	$1.60

Net income	$1.18	$1.84	$1.70	$1.72	$1.74

Net income per common share – diluted:
Income from continuing operations	$0.75	$1.55	$1.54	$1.68	$1.60

Net income	$1.17	$1.83	$1.70	$1.71	$1.74

Distributions declared per common share	$2.34	$2.31	$2.25	$2.19	$2.10

Balance Sheet Data:
Net real estate assets	$3,008,886	$3,165,277	$2,996,570	$3,553,688	$3,825,939
Total assets	3,395,369	3,648,286	3,701,602	4,016,197	4,314,333
Total mortgages and notes payable	1,528,720	1,719,230	1,587,019	1,766,177	2,008,716
Redeemable preferred stock	377,445	377,445	397,500	397,500	397,500
Other Data:
Cash flows provided by operating activities	$201,485	$249,129	$256,400	$232,617	$263,779
Cash flows provided by/(used in) investing activities	195,587	(139,645)	286,212	160,363	(1,040,425)
Cash flows (used in)/provided by financing activities	(386,631)	(213,688)	(472,328)	(389,929)	797,945
Funds from operations (1)	201,788	238,009	251,423	244,232	211,389

Number of in-service properties	493	498	493	563	658
Total rentable square feet	37,112,000	37,221,000	36,183,000	38,976,000	44,642,000

(1)       We consider funds from operations (“FFO”) to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by Generally Accepted Accounting Principles (“GAAP”). It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders. Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business”. You can identify forward-looking statements by our use of forward-looking terminology such as “may”, “will”, “expect”, “anticipate”, “estimate”, “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•         speculative development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

•         the financial condition of our tenants could deteriorate;

•         we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•         we may not be able to lease or release space quickly or on as favorable terms as old leases;

•         an unexpected increase in interest rates would increase our debt service costs;

•         we may not be able to continue to meet our long-term liquidity requirements on favorable terms;

•         we could lose key executive officers; and

•         our southeastern and midwestern markets may suffer additional declines in economic growth.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth elsewhere in this Annual Report.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Overview

We are a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company’s initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2002, we:

•         owned 493 in-service office, industrial and retail properties, encompassing approximately 37.1 million rentable square feet and 213 apartment units;

•         owned an interest (50.0% or less) in 78 in-service office and industrial properties, encompassing approximately 7.8 million rentable square feet and 418 apartment units;

•         owned 1,308 acres of undeveloped land suitable for future development; and

•         were developing an additional five properties, which will encompass approximately 616,000 rentable square feet (including one property encompassing 285,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The following summarizes our capital recycling program during the past three years ending December 31, 2002:

	2002	2001	2000

Office, Industrial and Retail Properties:
(rentable square feet in thousands)
Dispositions	(2,270)	(268)	(4,743)
Contributions to Joint Ventures	—	(118)	(2,199)
Developments Placed In-Service	2,214	1,351	3,480
Redevelopment	(52)	—	—
Acquisitions	—	72	669

Net Change	(108)	1,037	(2,793)

Apartment Properties:
(in units)
Dispositions	—	(1,672)	—

In addition to the above capital recycling activity, we repurchased $4.8 million, $148.8 million and $101.8 million of Common Stock and Common Units during 2002, 2001 and 2000, respectively, and $18.5 million of Preferred Stock during 2001. This represents aggregate repurchases of $273.9 million of Common Stock, Common Units and Preferred Stock since January 1, 2000.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2002, the Company owned 88.4% of the Common Units in the Operating Partnership.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements contained elsewhere in this Annual Report. Our Consolidated Financial Statements include the accounts of the Company and the Operating Partnership and their majority-controlled affiliates. For a discussion of our accounting policies with respect to our investments in unconsolidated affiliates, see “-Investments in Joint Ventures.” The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2002. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s board of directors and the Company’s independent auditors.

We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

•         Impairment of long-lived assets;

•         Allowance for doubtful accounts;

•         Capitalized costs;

•         Fair value of derivative instruments;

•         Rental revenue; and

•         Investments in joint ventures.

Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent we believe the carrying amount is not recoverable. Our estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows estimated by us in our impairment analyses may not be achieved and we may be required to recognize future impairment losses on our properties.

Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as the credit quality of our tenants, delinquent payments, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions regarding the collectibility of accounts receivables prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

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

Fair value of derivative instruments. In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. To mitigate our exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either stockholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

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

Rental revenue. Rental revenue is comprised of base rent, recoveries from tenants which represent reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, parking and other income and termination fees which relate to specific tenants, each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

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

Investments in joint ventures. As of December 31, 2002, our investments in unconsolidated affiliates consist of one corporation, nine limited liability companies, five limited partnerships and two general partnerships. We account for our investments in unconsolidated affiliates under the equity method of accounting as we exercise significant influence, but do not control these entities. Our unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. We have a 50.0% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, do not have any participating rights. We have a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although we have an interest in two unconsolidated general partnerships and are the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, we do not have control of the major operating and financial policies of these unconsolidated partnerships.

These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over the life of the property, which is generally 40 years.

From time to time, we contribute real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. We record a partial gain on the contribution of the real estate assets to the extent of the third party investor’s interest and record a deferred gain to the extent of our continuing interest in the unconsolidated joint venture.

Results of Operations

On January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, (“SFAS 144”). As described in Note 10 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2002 or were held for sale at December 31, 2002 and met certain conditions as stipulated by SFAS 144. Accordingly, the operations and gain/(loss) from those properties disposed of during 2001 and 2000 were not reclassified to discontinued operations.

The following table sets forth information regarding our results of operations for the years ended December 31, 2002, 2001 and 2000 ($ in millions):

	Year Ended December 31,

	2002	2001	2000	2002 to 2001 $ Change	2001 to 2000 $ Change

Rental revenue	$454.2	$469.3	$509.8	$(15.1)	$(40.5)

Operating expenses:
Rental property	143.4	144.7	150.9	(1.3)	(6.2)
Depreciation and amortization	126.6	113.5	113.2	13.1	0.3
Interest expense:
Contractual	109.1	104.8	108.6	4.3	(3.8)
Amortization of deferred financing costs	1.4	2.0	2.5	(0.6)	(0.5)

	110.5	106.8	111.1	3.7	(4.3)
General and administrative (includes $3.7 nonrecurring compensation expense in 2002)	24.6	21.4	21.8	3.2	(0.4)
Litigation reserve	2.7	—	—	2.7	—

Total operating expenses	407.8	386.4	397.0	21.4	(10.6)

Other income:
Interest and other income	13.6	24.5	19.0	(10.9)	5.5
Equity in earnings of unconsolidated affiliates	8.1	8.9	3.9	(0.8)	5.0

	21.7	33.4	22.9	(11.7)	10.5

Income before gain/(loss) on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item	68.1	116.3	135.7	(48.2)	(19.4)

Gain on disposition of land	6.9	4.7	6.4	2.2	(1.7)
Gain/(loss) on disposition of depreciable assets	5.3	11.5	(1.7)	(6.2)	13.2

	12.2	16.2	4.7	(4.0)	11.5
Income before minority interest, discontinued operations and extraordinary item	80.3	132.5	140.4	(52.2)	(7.9)
Minority interest	(9.6)	(16.7)	(16.9)	7.1	0.2

Income from continuing operations	70.7	115.8	123.5	(45.1)	(7.7)
Discontinued operations:
Income from discontinued operations, net of minority interest	12.3	16.1	14.7	(3.8)	1.4
Gain on sale of discontinued operations, net of minority interest	10.8	—	—	10.8	—

	23.1	16.1	14.7	7.0	1.4

Net income before extraordinary item	93.8	131.9	138.2	(38.1)	(6.3)
Extraordinary item – loss on early extinguishment of debt	(0.4)	(0.7)	(4.7)	0.3	4.0

Net income	93.4	131.2	133.5	(37.8)	(2.3)
Dividends on preferred shares	(30.8)	(31.5)	(32.6)	0.7	1.1

Net income available for common stockholders	$62.6	$99.7	$100.9	$(37.1)	$(1.2)

Comparison of 2002 to 2001. Rental revenue from continuing operations decreased $15.1 million, or 3.2%, from $469.3 million for the year ended December 31, 2001 to $454.2 million for the year ended December 31, 2002. The decrease was primarily due to a decrease in average occupancy rates from 91.6% for the year ended December 31, 2001 to 86.0% for the year ended December 31, 2002. The average occupancy decreased mainly due to tenant rollover and early lease terminations at various properties where vacant space was not re-leased due to the lack of demand for office space coupled with an increasing supply of competitive space. During the past twelve months, approximately 2.0 million square feet of development properties were placed in-service which have leased-up slower than expected and as a result, have also adversely affected the occupancy of our overall portfolio. Rental revenue also decreased due to the impact of dispositions during 2002 and 2001 that were not classified as discontinued operations as more fully described in Note 10 of our Consolidated Financial Statements.

In addition, as a result of the bankruptcy of WorldCom and its affiliates, we wrote off approximately $3.1 million of accrued straight-line rent receivable against revenue and since July 1, 2002, we have recorded rental revenue relating to WorldCom and its affiliates on a cash basis rather than on a straight-line basis.

Same property rental revenue, recorded in accordance with GAAP, generated from the 33.6 million square feet of 460 wholly-owned in-service properties on January 1, 2001, decreased $20.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This decrease is primarily a result of lower same store average occupancy, which decreased from 93.0% in 2001 to 88.0% in 2002, and a decrease in straight-line rental income primarily as a result of the bankruptcy of WorldCom and its affiliates.

During the year ended December 31, 2002, 840 second generation leases representing 5.6 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.5% lower than the average rate per square foot on the expired leases.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $1.3 million, or 0.9%, from $144.7 million for the year ended December 31, 2001 to $143.4 million for the year ended December 31, 2002. Rental operating expenses as a percentage of rental revenue increased from 30.8% for the year ended December 31, 2001 to 31.6% for the year ended December 31, 2002. The increase in these expenses as a percentage of revenue was a result of increases in repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy average.

Same property rental property expenses, which are the expenses of the 460 in-service properties wholly-owned on January 1, 2001, decreased $204,830, or 0.2%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Same property rental property expenses as a percentage of related revenue increased 1.4% from 30.4% for the year ended December 31, 2001 to 31.8% for the year ended December 31, 2002. The increase as a percentage of revenue was a result of increases in repairs and maintenance and certain fixed operating expenses that do not vary with net changes in our occupancy average.

Depreciation and amortization from continuing operations for the years ended December 31, 2002 and 2001 was $126.6 million and $113.5 million, respectively. The increase of $13.1 million, or 11.5%, was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2001 and 2002 and the write-off of $5.8 million of deferred leasing costs primarily related to the leases rejected by WorldCom at December 31, 2002, see –”Known Trends Affecting Results of Operations”. These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 and 2001 that are not classified as discontinued operations in accordance with SFAS 144.

Interest expense from continuing operations increased $3.7 million, or 3.5%, from $106.8 million for the year ended December 31, 2001 to $110.5 million for the year ended December 31, 2002. The increase was primarily attributable to the decrease in capitalized interest for the years ended December 31, 2002 and 2001, which was $7.0 million and $16.9 million, respectively. Partly offsetting this increase was a decrease in weighted average interest rates from 7.2% in 2001 to 7.0% in 2002. The average outstanding debt balance remained relatively consistent for 2002 and 2001. Interest expense for the years ended December 31, 2002 and 2001 included $1.4 million and $2.0 million, respectively, of amortization of deferred financing costs and costs related to our interest rate hedge contracts.

General and administrative expenses as a percentage of total rental revenue (which includes rental revenue for discontinued operations), interest and other income, and equity in earnings of unconsolidated affiliates was 4.8% in 2002 and 4.0% in 2001. Included in general and administrative expenses in 2002 was a nonrecurring compensation of $3.7 million which was related to the exercise of options during 2002. When an option holder elected to exercise options, in lieu of issuing new shares upon exercise of the option and then repurchasing shares on the open market, we settled the option exercise by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. Such exercises were recorded as compensation expense under FASB Interpretation No. 44 (Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25). Had we issued the shares to the option holder, received the cash for the strike price and then repurchased the shares in the market, we would not have been required to record any compensation expense. During 2002, we discontinued the practice of settling option exercises by paying the option holder the net difference in cash between the strike price and the market value of the underlying shares. In the event we decide to repurchase shares after an option exercise, we will require the option holder to pay the cash for the strike price and then separately repurchase a corresponding number of shares in the market under our stock repurchase program.

We reserved $2.7 million in the year ended December 31, 2002 for probable and estimated losses related to various legal proceedings from previously completed mergers and acquisitions.

Interest and other income from continuing operations decreased $10.9 million, or 44.5%, from $24.5 million for the year ended December 31, 2001 to $13.6 million for the year ended December 31, 2002. The decrease primarily resulted from a decrease in leasing and development fee income in the year ended December 31, 2002 and a decrease in interest income in the year ended December 31, 2002 due to the collection of notes receivable during 2001 and 2002.

Equity in earnings of unconsolidated affiliates decreased $848,662 from $8.9 million for the year ended December 31, 2001 to $8.1 million for the year ended December 31, 2002. The decrease was primarily a result of lower lease termination fees and lower property operating expense reimbursements in 2002. The decrease in earnings was partly offset by lower interest expense incurred during 2002 as a result of lower weighted average borrowing rates and earnings from certain joint ventures formed with unrelated investors during 2002.

Gain on disposition of land and depreciable assets decreased $4.0 million, or 24.7%, to $12.2 million for the year ended December 31, 2002 from $16.2 million for the year ended December 31, 2001. In 2001, the majority of the gain was comprised of a gain related to the disposition of 1,672 apartment units and a gain related to the disposition of 180.3 acres of land. In 2002, the majority of the gain was comprised of a gain related to the disposition of 533,263 square feet of office properties, that did not meet certain conditions to be classified as discontinued operations as described in Note 10 of the Consolidated Financial Statements, and a gain related to the disposition of 112.7 acres of land. The gain is partly offset by an impairment loss of approximately $9.1 million recorded in 2002 related to a property that will be partially demolished and redeveloped into a class A suburban office property.

In accordance with SFAS 144, we classified net income of $12.3 million and $16.1 million, net of minority interest, as discontinued operations for the years ended December 31, 2002 and 2001, respectively, which pertained to 1.9 million square feet of property sold in 2002 and 2.3 million square feet of property held for sale at December 31, 2002. We also classified as discontinued operations in 2002 the gain on the sale of these properties of $11.5 million, net of minority interest, partly offset by an impairment charge of $749,026, net of minority interest, related to one property held for sale at December 31, 2002. In addition, in accordance with SFAS 66, “Accounting for Sales of Real Estate,” we have deferred the recognition of additional gain of $6.9 million, $6.1 million net of minority interest, relating to the disposition of 225,220 square feet to a third party buyer during the fourth quarter of 2002 for which we have guaranteed the buyer up to $20.5 million of rental shortfalls or re-tenanting costs. See Note 13 of the Consolidated Financial Statements.

We recorded $30.8 million and $31.5 million in preferred stock dividends for each of the years ended December 31, 2002 and 2001, respectively. The decrease resulted from the Company’s repurchase of $18.5 million of its preferred stock during 2001.

Comparison of 2001 to 2000. Rental revenue from continuing operations decreased $40.5 million, or 7.9%, from $509.8 million for the year ended December 31, 2000 to $469.3 million for the year ended December 31, 2001. The decrease was primarily a result of the net reductions in our property portfolio as a result of our capital recycling program and a decrease in average occupancy rates from 91.9% in 2000 to 91.6% in 2001. The decrease in revenue was partly offset by an increase in rental rates on new leases and rollovers.

Same property rental revenue generated from the 32.1 million square feet of the 449 in-service properties wholly-owned on January 1, 2000, increased $6.7 million, or 1.7%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. This increase was primarily a result of scheduled increases in rental rates on existing leases, an overall increase in rental rates on new leases and rollovers and an increase in recoveries from tenants. Partly offsetting the increase in rental revenue was a decrease in same store average occupancy which declined from 94.2% in 2000 to 93.2% in 2001 and a decrease in termination fees from $4.0 million in 2000 to $2.5 million in 2001.

During the year ended December 31, 2001, 689 second generation leases representing 4.4 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 4.7% higher than the average rate per square foot on the previous leases.

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $6.2 million, or 4.0%, from $150.9 million for the year ended December 31, 2000 to $144.7 million for the year ended December 31, 2001. Rental operating expenses as a percentage of related revenue increased from 29.6% for the year ended December 31, 2000 to 30.8% for the year ended December 31, 2001. The increase as a percentage of revenue was a result of increases in real estate taxes, utilities and other fixed operating expenses that do not vary with net changes in our occupancy average.

Same property rental property expenses, which are the expenses of the 449 in-service properties wholly-owned on January 1, 2000, increased $5.3 million, or 4.4%, for the year ended December 31, 2001, compared to the year ended December 31, 2000. Rental operating expenses as a percentage of related revenue increased from 29.8% for the year ended December 31, 2000 to 30.8% for the year ended December 31, 2001. The increase as a percentage of revenue was a result of increases in real estate taxes, utilities and other fixed operating expenses that do not vary with net changes in our occupancy average.

Depreciation and amortization from continuing operations for the years ended December 31, 2001 and 2000 totaled $113.5 million and $113.2 million, respectively. The increase of $279,677, or 0.3%, was due to an increase in the amortization of leasing commissions and tenant improvements, partly offset by a decrease in the depreciation on buildings that were sold as a result of our capital recycling program during 2001 and 2000.

Interest expense from continuing operations decreased $4.3 million, or 3.9%, from $111.1 million for the year ended December 31, 2000 to $106.8 million for the year ended December 31, 2001. The decrease was primarily attributable to a higher average outstanding debt balance for 2000 and a decrease in the weighted average interest rates from 7.5% in 2000 to 7.2% in 2001. Partly offsetting this decrease was a decrease in capitalized interest for the years ended December 31, 2001 and 2000 which was $16.9 million and $23.7 million, respectively. Interest expense for the years ended December 31, 2001 and 2000 included $2.0 million and $2.5 million, respectively, of amortization of deferred financing costs and costs related to our interest rate hedge contracts.

General and administrative expenses as a percentage of total rental revenue (which includes rental revenues from discontinued operations), interest and other income and equity in earnings of unconsolidated affiliates was 4.0% in 2001 and 3.8% in 2000.

Interest and other income increased $5.5 million, or 28.9%, from $19.0 million for the year ended December 31, 2000 to $24.5 million for the year ended December 31, 2001. The increase resulted from additional interest income earned on notes receivable and leasing and management fees earned from our joint ventures during 2001, partly offset by an adjustment related to the adoption of SFAS 133 (see Note 8 to the Consolidated Financial Statements) along with other income generated from our apartments which were sold during 2001.

Equity in earnings of unconsolidated affiliates increased $5.0 million from $3.9 million for the year ended December 31, 2000 to $8.9 million for the year ended December 31, 2001. The increase was primarily a result of the inclusion of a full year of earnings in 2001 for two joint ventures that were formed with unrelated investors during May and December of 2000.

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

In accordance with SFAS 144, we classified $16.1 million and $14.7 million, net of minority interest, as discontinued operations for the years ended December 31, 2001 and 2000, respectively, which pertained to 1.9 million square feet of property sold during 2002 and 2.3 million square feet of property held for sale at December 31, 2002.

We recorded $31.5 million and $32.6 million in preferred stock dividends for each of the years ended December 31, 2001 and 2000, respectively. The decrease resulted from the Company’s $18.5 million repurchase of its preferred stock during 2001.

Known Trends Affecting Results of Operations

We expect our net income and funds from operations to be lower in 2003 than in 2002 due to the following factors:

•         lower average occupancy;

•         lower than average re-leasing;

•         lower than average first year cash rents;

•         additional asset sales;

•         the bankruptcy of two significant customers in 2002; and

•         general economic conditions in each of our primary markets.

In 2003, we expect occupancy to be lower than in 2002 primarily due to the leases rejected by WorldCom and US Airways. During 2003, the leases on approximately 5.9 million rentable square feet of space, or 19.0% of our portfolio, will expire. This square footage represented approximately 18.5% of our annualized revenue in 2002. As of March 1, 2003, approximately 43.0% of this space had been re-leased with existing tenants or leased to new tenants. Historically, we have renewed approximately 60.0%-75.0% of expiring leases with existing tenants. We expect this re-leasing percentage to be lower during 2003. In addition, we expect the average rental rate for expiring leases that have been renewed or released in 2003 to be lower than in 2002.

While employment trends in the majority of our markets have begun to show signs of positive growth in 2003, we do not anticipate that this employment growth will lead to a corresponding increase in demand for office space in 2003. Improving employment in our markets will not necessarily result in positive space absorption because of the significant amount of under-utilized space and space available for sublease in our markets. Customers have indicated that they are, for the most part, unwilling to commit to space expansion plans until they have a better sense of the stability of the economic recovery in the U.S. and abroad.

In 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. See “Liquidity and Capital Resources – Capital Recycling Program.” Although we intend to use the net proceeds from asset dispositions to repay debt, fund stockholder distributions and repurchase Common Stock, any net decrease in our property portfolio generally tends to result in lower net income.

On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of the filing date, we had 17 leases encompassing 986,522 square feet in fifteen locations with WorldCom and its affiliates. These leases represented $17.9 million of annualized revenue and approximately 3.8% of our total annualized revenue. As of December 31, 2002, WorldCom has rejected two leases encompassing 819,653 square feet with annualized revenue of approximately $14.9 million.

We have filed a claim in connection with these rejected leases in the amount of $20.8 million. Actual amounts to be received in satisfaction of this claim will be subject to WorldCom’s final plan of reorganization and the availability of funds to pay creditors.

In addition, there are 12 leases with WorldCom and its affiliates encompassing 38,624 square feet in our Miller Global (“MG-HIW, LLC”) joint venture. WorldCom has not rejected any of these leases.

On August 11, 2002, US Airways Group Inc. filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. As of the filing date, we had six leases with US Airways encompassing 414,059 square feet in Winston-Salem, North Carolina. These leases represented $6.9 million of annualized revenue and approximately 1.47% of our total annualized revenue. On February 20, 2003, the United States Bankruptcy Court approved the terms of an agreement between us and US Airways whereby US Airways will continue to lease 293,007 square feet of this space. Under this agreement, US Airways has rejected two leases encompassing 119,013 square feet with annualized revenue of approximately $3.1 million. One lease was rejected effective February 1, 2003 and the second was rejected effective April 1, 2003. Additionally, we have agreed to a $600,000 reduction in annual rent on one lease, encompassing 81,220 square feet and expiring on December 31, 2007, for the remaining term of the lease. US Airways has neither accepted nor rejected a 2,039 square foot lease that expires in 2004.

We cannot provide any assurance that WorldCom or US Airways will not reject any additional leases nor that we will be able to re-lease rejected space quickly or on as favorable terms.

Liquidity and Capital Resources

Statement of Cash Flows. The following table sets forth the changes in the Company’s cash flows from 2001 to 2002 ($ in thousands):

	Year Ended December 31,

	2002	2001	Change

Cash Provided By Operating Activities	$201,485	$249,129	$(47,644)
Cash Provided By/(Used In) Investing Activities	195,587	(139,645)	335,232
Cash Used in Financing Activities	(386,631)	(213,688)	(172,943)

Total Cash Flows	$10,441	$(104,204)	$114,645

Cash provided by operating activities was $201.5 million in 2002 and $249.1 million in 2001. The decrease of $47.6 million primarily a result of: (1) a decrease in average occupancy rates for our wholly-owned portfolio; (2) a net decrease in our portfolio as a result of our capital recycling program; and (3) a decrease in interest income and development and leasing income. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenue and payment of expenses.

Cash provided by investing activities was $195.6 million in 2002 and cash used in investing activities was $139.6 million in 2001. The increase of $335.2 million was primarily a result of an increase in proceeds from dispositions of real estate assets of approximately $140.8 million in 2002 and a decrease in additions to real estate assets of approximately $221.1 million in 2002, primarily as a result of the decrease in the development activity for that same period.

Cash used in financing activities was $386.6 million in 2002 and $213.7 million in 2001. The increase was primarily a result of an increase of $342.2 million in net repayments on the unsecured revolving loan, mortgages and notes payable in 2002, partly offset by a decrease of $144.0 million related to the repurchase of Common Stock and Common Units and a decrease of $18.5 million related to the repurchase of Preferred Stock during 2001.

Capitalization. Based on our total market capitalization of $3.2 billion at December 31, 2002 (at the December 31, 2002 stock price of $22.10 and assuming the redemption for shares of Common Stock of the 7.0 million Common Units of minority interest in the Operating Partnership), our debt represented approximately 47.2% of our total market capitalization. Our total indebtedness at December 31, 2002 was $1.52 billion and was comprised of approximately $519.7 million of secured indebtedness with a weighted average interest rate of 8.0% and approximately $1.0 billion of unsecured indebtedness with a weighted average interest rate of 6.9%. We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Current and Future Cash Needs.”

The following table sets forth the principal payments due on our long-term debt as of December 31, 2002, as adjusted for the refinancing of the MOPPRS on February 3, 2003 ($ in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Fixed Rate Debt:
Unsecured:
MOPPRS (1)	$—	$—	$—	$—	$—	$—	$—
Put Option Notes (2)	100,000	—	—	—	—	—	100,000
Notes	706,500	246,500	—	—	110,000	—	350,000
Secured:
Mortgages and loans payable	658,220	11,737	14,918	79,684	17,508	77,436	456,937

Total Fixed Rate Debt	1,464,720	258,237	14,918	79,684	127,508	77,436	906,937

Variable Rate Debt:
Unsecured:
Term Loan	20,000	—	—	20,000	—	—	—
Revolving Loan	57,500	57,500	—	—	—	—	—
Secured:
Revolving Loan	—	—	—	—	—	—	—
Mortgage loan payable	4,309	246	265	279	292	3,227	—

Total Variable Rate Debt	81,809	57,746	265	20,279	292	3,227	—

Total Long Term Debt	$1,546,529	$315,983	$15,183	$99,963	$127,800	$80,663	$906,937

(1)       On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

(2)       On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

Secured Indebtedness

The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $1.1 billion at December 31, 2002 as adjusted for the refinancing of the MOPPRS on February 3, 2003.

Unsecured Indebtedness

The Operating Partnership’s unsecured fixed rate notes of $806.5 million bear interest rates ranging from 6.8% to 8.1%, with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts.

We currently have a $300.0 million unsecured revolving loan (with $57.5 million outstanding at December 31, 2002) that matures in December 2003. Our unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to us from time to time by the various rating agencies, our unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and our secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. We currently have a credit rating of BBB- assigned by Standard & Poor’s, a credit rating of BBB- assigned by Fitch Inc. and a credit rating of Baa3 assigned by Moody’s Investor Service. As a result, interest currently accrues on borrowings under our unsecured revolving loan at an average rate of LIBOR plus 95 basis points. In addition, we are currently required to pay an annual facility fee equal to .20% of the total commitment under the unsecured revolving loan.

The terms of each of our revolving loans and the indenture that governs our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our revolving loans for at least the next several quarters, depending upon our future operating performance, we cannot assure you that we will continue to be in compliance. We are currently negotiating with our lenders a replacement of our current unsecured revolving loan, which expires in December 2003, with a new unsecured revolving loan that would contain less-restrictive covenants. However, we cannot assure you that we will be able to obtain such new financing on acceptable terms, if at all.

The following table sets forth more detailed information about the Company’s ratio and covenant compliance under the Company’s revolving loan as of December 31, 2002 and 2001. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is incorporated by reference in this Annual Report as Exhibit 10.13.

	2002	2001

Total Liabilities Less Than or Equal to 55% of Total Assets	49.9%	51.4%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.25	2.16
Secured Debt Less Than or Equal to 30% of Total Assets	19.1%	18.3%
Adjusted EBDITA Greater Than 2.25 times Interest Expense	2.55	2.88
Adjusted EBDITA Greater Than 1.75 times Fixed Charges	1.88	2.10
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	3.05	3.45
Tangible Net Worth Greater Than $1.6 Billion	$ 1.7 billion	$ 1.8 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 100% of CAD	92.7%	83.3%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of December 31, 2002 and 2001. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in this Annual Report as Exhibit 4.2.

	2002	2001

Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	39.3%	42.5%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	13.2%	13.2%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	3.1	3.5
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	294.2%	262.4%

Current and Future Cash Needs. Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder distributions and ordinary course capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. We presently have no plans for major capital improvements to the existing properties except for the $1.8 million renovation of Tampa Bay Park and the $9.1 million non-recurring renovation of Country Club Plaza. In addition, we could incur tenant improvements and lease commissions related to any releasing of space currently leased by WorldCom and US Air and the redevelopment of the Environmental Protection Agency site in Research Triangle.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $15.2 million of our existing development activity and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. See “Business – Development Activity.” We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•         borrowings under our unsecured revolving loan (up to $205.9 million of availability as of March 6, 2003);

•         the selective disposition of non-core assets or other assets the sale of which can generate attractive returns;

•         the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•         the issuance of secured debt (at March 6, 2003, we had $2.5 billion of unencumbered real estate assets at cost).

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

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, the Company’s ability to make distributions to stockholders and satisfy other cash payments may be adversely affected.

Joint Ventures. During the past several years, in order to generate additional capital, we have formed various joint ventures with unrelated investors. We have retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet and the results of operations of the ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates.

On June 14, 2002, we contributed $1.1 million cash to Plaza Colonnade, LLC, a newly formed limited liability company to construct a 285,000 square foot development property. The total project costs are estimated at $70.6 million. We have retained a 50.0% interest in this joint venture, and have adopted the equity method of accounting for this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture receive at least $9.3 million of additional equity, $4.6 million of which will be our share. We and our partners in this joint venture have each guaranteed 50.0% of the loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition, the guarantees are reduced to 25.0% of the loan balance. In addition to the construction loan described above, the partners have provided collectively $12.0 million in letters of credit, $6.0 million by us and $6.0 million by our partner. During construction the joint venture is required to have in place the aforementioned letters of credit.

On June 26, 2002, we acquired our joint venture partner’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring our ownership interest in that entity from 50.0% to 100.0%. At that time, we consolidated the assets and liabilities, and recorded income and expenses on a consolidated basis.

On September 11, 2002, we contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash. We are the sole and exclusive property manager and leasing agent of this joint venture’s property, for which it received fees of $60,794 in 2002. The assets, liabilities and net income from the SF-HIW Harborview Plaza, LP are included in the table below. In addition, our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us for cash at anytime during the one year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the ten fair market value of SF-HIW Harborview Plaza, LP’s assets and liabilities.

The following tables set forth information regarding our joint venture activity as recorded on the joint venture’s books at December 31, 2002 and 2001 ($ in thousands):

			December 31, 2002				December 31, 2001

	Percent Owned		Total Assets	Debt		Total Liabilities	Total Assets	Debt	Total Liabilities

Balance Sheet Data:
Board of Trade
Investment Company	49.00%		$7,778	$919		$1,071	$7,372	$1,076	$1,258
Dallas County Partners	50.00%		44,128	38,904		41,285	44,786	35,495	40,967
Dallas County Partners II	50.00%		18,900	23,587		24,874	19,891	24,601	25,778
Fountain Three	50.00%		37,159	30,958		32,581	37,218	26,049	33,200
RRHWoods, LLC	50.00%		82,646	68,561		71,767	82,740	66,038	69,098
Kessinger/Hunter, LLC	26.50	% (1)	12,929	—		888	16,225	—	802
4600 Madison Associates, LP	12.50%		23,254	17,385		17,896	23,972	17,955	18,624
Schweiz-Deutschland-USA
DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		141,147	68,209		70,482	143,960	69,113	70,979
Dreilander-Fonds 97/26 and 99/32	42.93%		119,134	59,688		62,601	122,820	60,000	62,422
Highwoods-Markel Associates, LLC	50.00%		16,026	11,625		12,583	16,436	11,625	12,563
MG-HIW, LLC	20.00%		355,102	242,240		249,340	353,531	242,240	247,950
MG-HIW Peachtree Corners III, LLC	50.00%		3,809	2,494	(2)	2,823	3,503	2,299	2,445
MG-HIW Rocky Point, LLC	50.00%		—	—		—	28,212	17,322	19,695
MG-HIW Metrowest I, LLC	50.00%		1,601	—		3	1,600	—	—
MG-HIW Metrowest II, LLC	50.00%		9,600	5,372	(3)	5,540	8,683	3,763	4,034
Concourse Center Associates, LLC	50.00%		14,896	9,859		10,193	14,551	10,000	10,016
Plaza Colonnade, LLC	50.00%		3,591	—	(4)	3	—	—	—
SF-HIW Harborview, LP	20.00%		41,134	22,800		25,225	—	—	—

Total			$932,834	$602,601		$629,155	$925,500	$587,576	$619,831

(1)       We decreased our ownership percentage in this entity from 30.00% at December 31, 2001 to 26.50% at December 31, 2002.

(2)       Amount represents total draws at December 31, 2002 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.

(3)       $2.7 million of this debt has been guaranteed by the Company subject to a prorata indemnity from the Company’s joint venture partner.

(4)       On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Company’s share. The Company and its partners in this joint venture have guaranteed 50.0% of the loan.

			Year Ended December 31, 2002						Year Ended December 31, 2001

	Percent Owned		Revenue	Operating Expense	Interest		Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)

Income Statement Data:
Board of Trade
Investment Company	49.00%		$2,670	$1,647	$83		$363	$577	$2,524	$1,666	$90	$311	$457
Dallas County Partners	50.00%		11,046	5,470	2,663		1,998	915	11,148	4,905	2,715	1,883	1,645
Dallas County Partners II	50.00%		5,948	2,522	2,452		1,062	(88)	7,614	2,750	2,550	1,066	1,248
Fountain Three	50.00%		6,884	2,850	2,143		1,516	375	6,747	2,912	2,109	1,676	50
RRHWoods, LLC	50.00%		13,740	7,145	3,397	(1)	3,617	(419)	14,632	6,950	3,454	3,298	930
Kessinger/Hunter, LLC	26.50	% (2)	6,867	4,927	—		682	1,258	12,897	10,210	—	469	2,218
4600 Madison Associates, LP	12.50%		5,229	1,954	1,258		1,839	178	4,726	2,084	1,294	1,589	(241)
Schweiz-Deutschland-USA
DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		20,337	5,549	4,653		3,391	6,744	20,305	5,474	4,712	3,288	6,831
Dreilander-Fonds 97/26 and 99/32	42.93%		16,859	4,465	4,635		3,968	3,791	17,691	4,159	4,589	3,239	5,704
Highwoods-Markel Associates, LLC	50.00%		3,191	1,642	1,032		562	(45)	3,215	1,811	965	668	(229)
MG-HIW, LLC	20.00%		51,177	18,156	10,741		8,377	13,903	50,457	17,584	15,418	8,701	8,754
MG-HIW Peachtree Corners III, LLC	50.00%		—	55	—		44	(99)	1	38	—	—	(37)
MG-HIW Rocky Point, LLC	50.00%		1,813	555	271		248	739	18	—	—	—	18
MG-HIW Metrowest I, LLC	50.00%		—	26	—		—	(26)	—	21	—	—	(21)
MG-HIW Metrowest II, LLC	50.00%		303	240	50		246	(233)	52	67	—	26	(41)
Concourse Center Associates, LLC	50.00%		2,113	539	681		302	591	66	16	41	—	9
Plaza Colonnade, LLC	50.00%		9	—	—		2	7	—	—	—	—	—
SF-HIW Harborview, LLC	20.00%		1,721	458	432		289	542	—	—	—	—	—

Total			$149,907	$58,200	$34,491		$28,506	$28,710	$152,093	$60,647	$37,937	$26,214	$27,295

(1)       Includes a $617,297 loss on early extinguishment of debt.

(2)       We decreased our ownership percentage in this entity from 30.00% at December 31, 2001 to 26.50% at December 31, 2002.

As of December 31, 2002, our joint venture had approximately $602.6 million of outstanding debt and the following table sets forth the principal payments due on that outstanding long-term debt as recorded on the joint venture’s books at December 31, 2002 ($ in thousands):

	Percent Owned	Total		2003	2004	2005	2006	2007	Thereafter

Board of Trade
Investment Company	49.00%	$919		$170	$184	$199	$214	$152	$—
Dallas County Partners	50.00%	38,904		901	967	1,039	4,420	4,730	26,847
Dallas County Partners II	50.00%	23,587		1,122	1,242	1,375	1,522	1,684	16,642
Fountain Three	50.00%	30,958		1,029	1,104	1,187	1,275	1,369	24,994
RRHWoods, LLC	50.00%	68,561		1,254	1,272	403	431	4,240	60,961
Kessinger/Hunter, LLC	26.50%	—		—	—	—	—	—	—
4600 Madison Associates, LP	12.50%	17,385		664	711	762	815	873	13,560
Schweiz-Deutschland-USA
DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%	68,209		967	1,035	1,107	1,185	1,268	62,647
Dreilander-Fonds 97/26 and 99/32	42.93%	59,688		661	714	770	831	897	55,815
Highwoods-Markel Associates, LLC	50.00%	11,625		62	100	111	120	130	11,102
MG-HIW, LLC	20.00%	242,240		—	—	—	242,240	—	—
MG-HIW Peachtree Corners III, LLC	50.00%	2,494	(1)	2,494	—	—	—	—	—
MG-HIW Metrowest I, LLC	50.00%	—		—	—	—	—	—	—
MG-HIW Metrowest II, LLC	50.00%	5,372	(2)	—	—	5,372	—	—	—
Concourse Center Associates, LLC	50.00%	9,859		164	176	189	202	217	8,911
Plaza Colonnade, LLC	50.00%	—	(3)	—	—	—	—	—	—
SF-HIW Harborview, LP	20.00%	22,800		—	—	—	—	—	22,800

Total		$602,601	(4)	$9,488	$7,505	$12,514	$253,255	$15,560	$304,279

(1)       Amount represents total draws at December 31, 2002 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.

(2)       $2.7 million of this debt has been guaranteed by the Company subject to a prorata indemnity from the Company’s joint venture partner.

(3)       On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of a property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Company’s share. The Company and its partners in this joint venture have each guaranteed 50.0% of the loan. As of March 3, 2003, Plaza Colonnade, LLC has borrowed $626,000 under this loan.

(4)       All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and those guarantees and loans described in the footnotes above.

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

The interest rate on all of our variable rate debt is currently adjusted at one to three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. Net payments to counterparties under interest rate hedge contracts were $415,051 during 2002 and were recorded as additional interest expense.

Share and Unit Repurchase Program. During 2002, we repurchased a total of 194,790 common partnership units at a weighted average price of $24.79 per unit. Since commencement of our initial share repurchase program in December 1999, we have repurchased 11.6 million shares of common stock and common units at a weighted average price of $24.19 per share/unit for a total purchase price of $280.7 million. On April 25, 2001, we announced that the Company’s Board of Directors authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. At December 31, 2002, we had 3.4 million shares/units remaining under our currently authorized additional 5.0 million share/unit repurchase program.

Capital Recycling Program. In 2003, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties the sale of which can generate attractive returns. At February 18, 2003, we had 2.3 million square feet of office properties and 301.0 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $126.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during 2003. However, we can provide no assurance that all or parts of these transactions will be consummated.

We expect to use substantially all of the net proceeds from our disposition activity for one or all of the following purposes:

•         reduce our outstanding debt;

•         pay shareholder distributions; or

•         repurchase Common Stock subject to the factors discussed above under “—Share and Unit Repurchase Program”.

Distributions to Stockholders. To maintain our qualification as a REIT, we must distribute to stockholders at least 90.0% of REIT taxable income. We generally expect to use our cash flow from operating activities for distributions to shareholders and for payment of recurring, non-incremental revenue-generating expenditures. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the board of directors regarding distributions:

•         debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness;

•         scheduled increases in base rents of existing leases;

•         changes in rents attributable to the renewal of existing leases or replacement leases;

•         changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties; and

•         operating expenses and capital replacement needs.

We have paid the following per share annual dividends during the past three years:

Year	Per Share Dividend

2002	$2.34
2001	$2.31
2000	$2.25

Based on management’s current expectation of future operating performance, we believe that cash available for distribution will decrease in 2003 as compared to 2002 due to lower funds from operations and higher expected capital expenditures per square foot related to the signing of new leases. Although we declared and paid a per share dividend of $0.585 (annualized rate of $2.34) during the first quarter of 2003, we cannot provide any assurances as to what distributions will be authorized by the board for the remaining quarters in 2003 and future periods. If per share cash available for distribution is less than $0.585 during one or more quarters in 2003, the board may decide to use some of the net proceeds from our anticipated disposition activity to maintain a per share dividend of $0.585. However, all distributions will be made at the discretion of the Company’s board of directors and will depend upon the factors discussed above.

Impact of Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

(1)      are classified held for sale at December 31, 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002 or

(2)      were sold during 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002.

Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. We adopted SFAS No. 144 in January of 2002. Income from discontinued operations, net of minority interest and the gain/(loss) on sale of discontinued operations, net of minority interest, for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented. See Note 10 to the Consolidated Financial Statements for further discussion on our discontinued operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. We will adopt SFAS No. 145 in the first quarter of 2003. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”). The standard is effective for disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 in the first quarter of 2003. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require us to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party.

While the accounting provisions only apply for new transactions entered into after December 31, 2002, the Interpretation requires us to include, and we have included, new disclosures in these financial statements. We are assessing the impact of this interpretation on our accounting for guarantees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, we will adopt the fair value method of accounting for stock-based compensation provisions of Statement No. 123. In accordance with SFAS 148, we will apply the prospective method of accounting and will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. We do not anticipate that the adoption of this statement will have a material effect on our results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”),” the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights. (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. We are assessing the impact of this interpretation on our accounting for investments in unconsolidated joint ventures.

Funds From Operations and Cash Available for Distributions

We consider funds from operations (“FFO”) to be a useful financial performance measure of the operating performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. FFO does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. FFO does not measure whether cash flow is sufficient to fund all cash needs, including principal amortization, capital improvements and distributions to stockholders.

Further, FFO as disclosed by other REITs may not be comparable to our calculation of FFO, as described below. FFO and cash available for distributions should not be considered as alternatives to net income as an indication of our performance or to cash flows as a measure of liquidity.

Our calculation of FFO, as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

•         Net income (loss) – computed in accordance with GAAP;

•         Less gains (or plus losses) from sales of depreciable operating properties and items that are classified as extraordinary items under GAAP;

•         Plus depreciation and amortization of assets uniquely significant to the real estate industry; and

•         Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis).

In addition, our calculation of FFO includes the add back of the transition adjustment of SFAS 133, as this amount does not impact the comparative measurement of our operating performance.

Cash available for distribution (“CAD”) is defined as funds from operations reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space. In addition, CAD includes both recurring and nonrecurring operating results. As a result, nonrecurring items that are not defined as “extraordinary” under GAAP are reflected in the calculation of CAD.

FFO and cash available for distribution for the years ended December 31, 2002, 2001 and 2000 are summarized in the following table ($ in thousands):

	Year Ended December 31,

	2002	2001	2000

Funds from Operations:
Income before gain/(loss) on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item	$68,078	$116,353	$135,744
Add/(Deduct):
Dividends to preferred shareholders	(30,852)	(31,500)	(32,580)
Transition adjustment upon adoption of SFAS 133	—	556	—
Gain on disposition of land	6,894	4,702	6,449
Depreciation and amortization	126,638	113,468	113,189
Unconsolidated affiliates:
Loss on early extinguishment of debt	309	—	—
Depreciation	9,619	8,483	5,581
Discontinued operations (1):
Depreciation and amortization	7,139	7,599	6,254
Income, net of minority interest	12,312	16,083	14,695
Minority interest	1,651	2,265	2,091

Funds from operations	$201,788	$238,009	$251,423

Cash Available for Distribution:
Add/(Deduct):
Rental income from straight-line rents	$(3,672)	$(11,257)	$(14,892)
Nonrecurring compensation expense	3,700	—	—
Litigation reserve	2,700	—	—
Amortization of deferred financing costs	1,393	2,005	2,512
Non-incremental revenue generating capital expenditures:
Building improvements paid	(7,947)	(8,345)	(10,566)
Second generation tenant improvements paid	(20,531)	(19,704)	(22,287)
Second generation lease commissions paid	(12,321)	(15,697)	(13,033)

	(40,799)	(43,746)	(45,886)

Cash available for distribution	$165,110	$185,011	$193,157

Per common share/common unit-diluted:
Funds from operations	$3.33	$3.83	$3.71

Cash available for distribution	$2.72	$2.98	$2.85

Dividends paid	$2.34	$2.31	$2.25

Dividend payout ratios:
Funds from operations	70.3%	60.3%	60.6%

Cash available for distribution	86.0%	77.6%	78.9%

Weighted average shares/units outstanding – basic (2)	60,372	61,839	67,544

Weighted average shares/units outstanding – diluted (2)	60,631	62,182	67,715

(1)       For further discussion related to discontinued operations, see Note 10 of the Consolidated Financial Statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments.

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

As of December 31, 2002, we had approximately $81.8 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2003, our interest expense would be increased or decreased approximately $818,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 of the financial report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section under the heading “Election of Directors” of the Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2003 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading “Election of Directors” entitled “Compensation of Directors” of the Proxy Statement and the section titled “Executive Compensation” of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section under the heading “Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” of the Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section under the heading “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures are further designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. SEC rules require that we disclose the conclusions of our CEO and CFO about the effectiveness of our disclosure controls and procedures.

The CEO/CFO evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

•         employees in our internal audit department;

•         other personnel in our finance organization;

•         members of our internal disclosure committee;

•         members of the audit committee of our Board of Directors; and

•         our independent auditors in connection with their audit and review activities.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our disclosure controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the most recent evaluation, which was completed within 90 days prior to the filing of this Annual Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       List of Documents Filed as a Part of this Report

1.         Consolidated Financial Statements and Report of Independent Auditors
See Index on Page F-1

2.         Exhibits

Ex.	FN	Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company
3.2	(2)	Amended and Restated Bylaws of the Company
4.1	(2)	Specimen of certificate representing shares of Common Stock
4.2	(3)	Indenture among the Operating Partnership, the Company and First Union National Bank of North Carolina dated as of December 1, 1996
4.3	(4)	Specimen of certificate representing 8 5/8% Series A Cumulative Redeemable Preferred Shares
4.4	(5)	Specimen of certificate representing 8% Series B Cumulative Redeemable Preferred Shares
4.5	(6)	Specimen of certificate representing 8% Series D Cumulative Redeemable Preferred Shares
4.6	(6)	Specimen of Depositary Receipt evidencing the Depositary Shares each representing 1/10 of an 8% Series D Cumulative Redeemable Preferred Share
4.7	(6)	Deposit Agreement, dated April 23, 1998, between the Company and First Union National Bank, as preferred share depositary
4.8	(7)	Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent
4.9	(8)	Agreement to furnish certain instruments defining the rights of long-term debt holders
10.1	(2)	Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2	(4)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series A Preferred Units
10.3	(5)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series B Preferred Units
10.4	(6)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series D Preferred Units
10.5	(9)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control
10.6	(10)	Form of Registration Rights and Lockup Agreement among the Company and the Holders named therein, which agreement is signed by all Common Unit holders
10.7	(11)	Amended and Restated 1994 Stock Option Plan
10.8	(8)	1997 Performance Award Plan
10.9	(12)	Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers

Ex.	FN	Description

10.10	(13)	Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II
10.11	(14)	Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith
10.12	(15)	1999 Shareholder Value Plan
10.13	(16)	Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of December 13, 2000
21	(12)	Schedule of subsidiaries of the Company
23		Consent of Ernst & Young LLP
99.1		Statement of Chief Executive Officer of Highwoods Properties Inc.
99.2		Statement of Chief Financial Officer of Highwoods Properties Inc.

______________

(1)       Filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(2)       Filed as part of Registration Statement 33-76952 with the SEC and incorporated herein by reference.

(3)       Filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

(4)       Filed as part of the Company’s Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(5)       Filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(6)       Filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(7)       Filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(8)       Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(9)       Filed as part of the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(10)     Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(11)     Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12)     Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)     Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

(14)     Filed as part of the Company’s Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(15)     Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(16)     Filed as part of the Company’s Current Report on Form 8-K dated December 14, 2000 and incorporated herein by reference.

The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

(b)     Reports on Form 8-K

We filed a Current Report on Form 8-K, dated January 2, 2003, reporting under Items 5 and 7(c) certain matters related to WorldCom’s rejection of its lease at Highwoods Preserve in Tampa, Florida.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 19, 2003.

HIGHWOODS PROPERTIES, INC.
By:	/s/ RONALD P. GIBSON

Ronald P. Gibson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. TEMPLE SLOAN, JR.	Chairman of the Board of Directors	March 19, 2003

O. Temple Sloan, Jr.

/s/ RONALD P. GIBSON	President, Chief Executive Officer and Director	March 19, 2003

Ronald P. Gibson

/s/ EDWARD J. FRITSCH	Executive Vice President, Chief Operating Officer, Secretary and Director	March 19, 2003

Edward J. Fritsch

/s/ JOHN L. TURNER	Vice Chairman of the Board and Director	March 19, 2003

John L. Turner

/s/ GENE H. ANDERSON	Senior Vice President and Director	March 19, 2003

Gene H. Anderson

/s/ THOMAS W. ADLER	Director	March 19, 2003

Thomas W. Adler

/s/ KAY N. CALLISON	Director	March 19, 2003

Kay N. Callison

/s/ WILLIAM E. GRAHAM, JR.	Director	March 19, 2003

William E. Graham, Jr.

/s/ LAWRENCE S. KAPLAN	Director	March 19, 2003

Lawrence S. Kaplan

/s/ L. GLENN ORR, JR.	Director	March 19, 2003

L. Glenn Orr, Jr.

/s/ WILLARD H. SMITH, JR.	Director	March 19, 2003

Willard H. Smith, Jr.

/s/ F. WILLIAM VANDIVER, JR.	Director	March 19, 2003

F. William Vandiver, Jr.

/s/ CARMAN J. LIUZZO	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Treasurer	March 19, 2003

Carman J. Liuzzo

CERTIFICATION

I, Ronald P. Gibson, certify that:

1.        I have reviewed this annual report on Form 10-K of Highwoods Properties Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.        The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
/s/ RONALD P. GIBSON

Ronald P. Gibson President and Chief Executive Officer

CERTIFICATION

I, Carman J. Liuzzo, certify that:

1.        I have reviewed this annual report on Form 10-K of Highwoods Properties Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.        The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.        The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
/s/ CARMAN J. LIUZZO

Carman J. Liuzzo Vice President and Chief Financial Officer

(THIS PAGE INTENTIONALLY LEFT BLANK)

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Highwoods Properties, Inc.

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2002, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

/S/ ERNST & YOUNG LLP
Raleigh, North Carolina February 14, 2003

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
($ in thousands)

	December 31,

	2002	2001

Assets:
Real estate assets, at cost:
Land and improvements	$397,091	$405,641
Buildings and tenant improvements	2,870,037	2,858,661
Development in process	6,847	108,273
Land held for development	176,173	147,316
Furniture, fixtures and equipment	20,966	19,398

	3,471,114	3,539,289
Less – accumulated depreciation	(462,228)	(374,012)

Net real estate assets	3,008,886	3,165,277
Property held for sale	124,058	197,920
Cash and cash equivalents	11,017	576
Restricted cash	8,582	5,685
Accounts receivable, net of allowance of $1,450 and $1,087, respectively	13,578	23,659
Advances to related parties	—	788
Notes receivable	31,057	43,761
Accrued straight-line rents receivable	48,777	49,078
Investment in unconsolidated affiliates	79,504	83,393
Other assets:
Deferred leasing costs	100,168	100,426
Deferred financing costs	26,120	26,121
Prepaid expenses and other	15,295	10,461

	141,583	137,008
Less – accumulated amortization	(71,673)	(58,859)

Other assets, net	69,910	78,149

Total Assets	$3,395,369	$3,648,286

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,528,720	$1,719,230
Accounts payable, accrued expenses and other liabilities	120,614	120,235

Total Liabilities	1,649,334	1,839,465
Minority interest	188,563	203,181
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at December 31, 2002 and 2001	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at December 31, 2002 and 2001	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at December 31, 2002 and 2001	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,400,195 and 52,891,822 shares issued and outstanding at December 31, 2002 and 2001, respectively	534	529
Additional paid-in capital	1,390,043	1,376,546
Distributions in excess of net earnings	(197,647)	(135,878)
Accumulated other comprehensive loss	(9,204)	(9,441)
Deferred compensation – restricted stock	(3,699)	(3,561)

Total Stockholders’ Equity	1,557,472	1,605,640

Total Liabilities and Stockholders’ Equity	$3,395,369	$3,648,286

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
($ in thousands, except per share amounts)
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Rental revenue	$454,220	$469,276	$509,815

Operating expenses:
Rental property	143,414	144,685	150,829
Depreciation and amortization	126,638	113,468	113,189
Interest expense:
Contractual	109,134	104,777	108,595
Amortization of deferred financing costs	1,393	2,005	2,512

	110,527	106,782	111,107
General and administrative (includes $3,700 nonrecurring compensation expense in 2002)	24,576	21,390	21,841
Litigation reserve	2,700	—	—

Total operating expenses	407,855	386,325	396,966

Other income:
Interest and other income	13,650	24,491	19,032
Equity in earnings of unconsolidated affiliates	8,063	8,911	3,863

	21,713	33,402	22,895

Income before gain/(loss) on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item	68,078	116,353	135,744
Gain on disposition of land	6,894	4,702	6,449
Gain/(loss) on disposition of depreciable assets	5,353	11,470	(1,790)

Income before minority interest, discontinued operations and extraordinary item	80,325	132,525	140,403
Minority interest	(9,653)	(16,683)	(16,900)

Income from continuing operations	70,672	115,842	123,503
Discontinued operations:
Income from discontinued operations, net of minority interest	12,312	16,083	14,695
Gain on sale of discontinued operations, net of minority interest	10,855	—	—

	23,167	16,083	14,695

Net income before extraordinary item	93,839	131,925	138,198
Extraordinary item – loss on early extinguishment of debt	(378)	(714)	(4,711)

Net income	93,461	131,211	133,487
Dividends on preferred shares	(30,852)	(31,500)	(32,580)

Net income available for common stockholders	$62,609	$99,711	$100,907

Net income per common share – basic:
Income from continuing operations	$0.75	$1.55	$1.54
Income from discontinued operations	0.44	0.30	0.24
Extraordinary item – loss on early extinguishment of debt	(0.01)	(0.01)	(0.08)

Net income	$1.18	$1.84	$1.70

Weighted average common shares outstanding – basic	53,226	54,228	59,175

Net income per common share – diluted:
Income from continuing operations	$0.75	$1.55	$1.54
Income from discontinued operations	0.43	0.29	0.24
Extraordinary item – loss on early extinguishment of debt	(0.01)	(0.01)	(0.08)

Net income	$1.17	$1.83	$1.70

Weighted average common shares outstanding – diluted	53,485	54,571	59,347

Distributions declared per common share	$2.34	$2.31	$2.25

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Stockholders’ Equity
($ in thousands, except for number of common shares)
For the Years Ended December 31, 2002, 2001 and 2000

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen sation	Accum. Other Compre- hensive Loss	Retained Earnings (Distributions in Excess of Net Earnings)	Total

Balance at December 31, 1999	60,918,613	$609	$125,000	$172,500	$100,000	$1,572,031	$—	$—	$(77,670)	$1,892,470
Issuance of Common Stock	81,733	—	—	—	—	749	—	—	—	749
Common Stock dividends	—	—	—	—	—	—	—	—	(133,446)	(133,446)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(32,580)	(32,580)
Issuance of restricted stock	104,945	1	—	—	—	2,557	(3,049)	—	—	(491)
Amortization of deferred compensation	—	—	—	—	—	—	561	—	—	561
Repurchase of Common Stock	(2,981,086)	(29)	—	—	—	(69,176)	—	—	—	(69,205)
Net Income	—	—	—	—	—	—	—	—	133,487	133,487

Balance at December 31, 2000	58,124,205	581	125,000	172,500	100,000	1,506,161	(2,488)	—	(110,209)	1,791,545
Issuance of Common Stock	72,256	—	—	—	—	1,424	—	—	—	1,424
Common Stock dividends	—	—	—	—	—	—	—	—	(125,380)	(125,380)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(31,500)	(31,500)
Issuance of restricted stock	84,661	—	—	—	—	2,109	(2,109)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,036	—	—	1,036
Repurchase of Common Stock	(5,389,300)	(52)	—	—	—	(134,702)	—	—	—	(134,754)
Repurchase of Preferred Stock	—	—	(20,055)	—	—	1,554	—	—	—	(18,501)
Other comprehensive loss	—	—	—	—	—	—	—	(9,441)	—	(9,441)
Net Income	—	—	—	—	—	—	—	—	131,211	131,211

Balance at December 31, 2001	52,891,822	529	104,945	172,500	100,000	1,376,546	(3,561)	(9,441)	(135,878)	1,605,640
Issuance of Common Stock	249,297	2	—	—	—	5,786	—	—	—	5,788
Conversion of Common Units to Common Stock	257,121	3	—	—	—	7,471	—	—	—	7,474
Common Stock dividends	—	—	—	—	—	—	—	—	(124,378)	(124,378)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Issuance of restricted stock	48,562	—	—	—	—	1,414	(1,414)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,276	—	—	1,276
Repurchase of Common Stock	(46,607)	—	—	—	—	(1,174)	—	—	—	(1,174)
Other comprehensive income	—	—	—	—	—	—	—	237	—	237
Net Income	—	—	—	—	—	—	—	—	93,461	93,461

Balance at December 31, 2002	53,400,195	$534	$104,945	$172,500	$100,000	$1,390,043	$(3,699)	$(9,204)	$(197,647)	$1,557,472

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
($ in thousands)
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Operating activities:
Income from continuing operations	$70,672	$115,842	$123,503
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	108,418	100,455	102,630
Amortization of lease commissions	18,220	13,013	10,559
Amortization of deferred compensation	1,276	1,036	561
Amortization of deferred financing costs	1,393	2,005	2,512
Amortization of accumulated other comprehensive loss	1,543	1,565	—
Equity in earnings of unconsolidated affiliates	(8,063)	(8,911)	(3,863)
Gain on disposition of land and depreciable assets	(12,247)	(16,172)	(4,659)
Minority interest	9,653	16,683	16,900
Transition loss upon adoption of SFAS 133	—	556	—
Loss on ineffective portion of derivative instruments	—	559	—
Discontinued operations	21,102	25,947	23,040
Changes in operating assets and liabilities:
Accounts receivable	10,088	(454)	(1,156)
Prepaid expenses and other assets	(7,731)	(2,076)	3,386
Accrued straight-line rents receivable	(3,344)	(11,257)	(14,892)
Accounts payable, accrued expenses and other liabilities	(9,495)	10,338	(2,121)

Net cash provided by operating activities	201,485	249,129	256,400

Investing activities:
Additions to real estate assets	(130,870)	(351,983)	(423,245)
Proceeds from disposition of real estate assets	302,205	161,389	729,945
Repayments from/(advances to) subsidiaries	788	27,570	(12,464)
Distributions from unconsolidated affiliates	11,203	9,722	3,030
Investments in notes receivable	12,704	37,157	(15,557)
Other investing activities	(443)	(23,500)	4,503

Net cash provided by/(used in) investing activities	195,587	(139,645)	286,212

Financing activities:
Distributions paid on common stock and common units	(141,176)	(142,889)	(151,890)
Dividends paid on preferred stock	(30,852)	(31,500)	(32,580)
Repurchase of preferred stock	—	(18,501)	—
Net proceeds from the sale of common stock	5,788	1,424	749
Repurchase of common stock and common units	(4,832)	(148,787)	(101,813)
Loss on early extinguishment of debt	(378)	(714)	(4,711)
Borrowings on revolving loans	211,500	594,000	546,000
Repayment of revolving loans	(382,500)	(365,500)	(775,000)
Borrowings on mortgages and notes payable	51,737	76,707	218,162
Repayment of mortgages and notes payable	(94,613)	(176,918)	(168,260)
Net change in deferred financing costs	(1,305)	(1,010)	(2,985)

Net cash used in financing activities	(386,631)	(213,688)	(472,328)

Net increase/(decrease) in cash and cash equivalents	10,441	(104,204)	70,284
Cash and cash equivalents at beginning of the period	576	104,780	34,496

Cash and cash equivalents at end of the period	$11,017	$576	$104,780

Supplemental disclosure of cash flow information:
Cash paid for interest	$116,963	$122,046	$130,899

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows – Continued
($ in thousands)
For the Years Ended December 31, 2002, 2001 and 2000

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership, the net assets acquired subject to mortgage notes payable and other non-cash equity transactions:

	2002	2001	2000

Assets:
Notes receivable	$—	$—	$6,372
Accounts receivable	139	—	—
Net real estate assets	43,148	6,516	(56,055)
Cash and cash equivalents	353	40	—
Investment in unconsolidated affiliates	(1,174)	—	48,054

	$42,466	$6,556	$(1,629)

Liabilities:
Mortgages and notes payable	$23,366	$3,922	$—
Accounts payable, accrued expenses and other liabilities	18,508	73	—

	41,874	3,995	—

Equity:	$592	$2,561	$(1,629)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Highwoods Properties, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly-owned assets include: 493 in-service office, industrial and retail properties; 213 apartment units; 1,308 acres of undeveloped land suitable for future development; and an additional four properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2002, the Company owned 88.4% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock.

Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the fair market value of one share of the Company’s Common Stock at the time of such redemption, provided that the Company at its option may elect to acquire any such Common Unit presented for redemption for cash or one share of Common Stock. When a Common Unit holder redeems a Common Unit for a share of Common Stock or cash, the minority interest will be reduced and the Company’s share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable for cash.

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

Minority interest represents Common Units in the Operating Partnership owned by various individuals and entities other than the Company. The Operating Partnership is the entity that owns substantially all of the Company’s properties and through which the Company, as the sole general partner, conducts substantially all of its operations. Per share information is calculated using the weighted average number of shares of Common Stock outstanding (including common share equivalents). In addition, minority interest includes equity of consolidated real estate partnerships which are owned by various individuals and entities other than the Company.

The extraordinary loss represents the payment of prepayment penalties and the write off of loan origination fees related to the early extinguishment of debt and is shown net of the minority interest’s share in the loss.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Impairment of long-lived assets. Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records assets held for sale at the lower of the carrying amount or fair value less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the fair value less cost to sell. With respect to assets classified as held and used, the Company periodically reviews these assets to determine whether its carrying amount will be recovered from their undiscounted future operating cash flows and the Company recognizes an impairment loss to the extent it believes the carrying amount is not recoverable. The Company’s estimates of the undiscounted future operating cash flows expected to be generated are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the undiscounted future operating cash flows estimated by the Company in its impairment analyses may not be achieved and the Company may be required to recognize future impairment losses on its properties.

Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of our allowance for doubtful accounts considering such factors as the credit quality of its tenants, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If the Company’s assumptions regarding the collectibility of accounts receivables prove incorrect, the Company could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts.

Capitalized costs. Expenditures directly related to both the development of real estate assets and the leasing of properties are included in net real estate assets and are stated at cost in the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The leasing expenditures include all general and administrative costs, including salaries incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful leases are expensed as incurred. If the Company’s assumptions regarding the successful efforts of development and leasing are incorrect, the resulting adjustments could impact earnings.

Fair value of derivative instruments. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits its exposure by following established risk management policies and procedures including the use of derivatives. To mitigate its exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on the Company’s related debt. The Company is required to recognize all derivatives as either assets or liabilities in the consolidated balance sheets and to measure those instruments at fair value. Changes in fair value will affect either stockholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

To determine the fair value of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Rental revenue. Rental revenue is comprised of base rent, recoveries from tenants which represent reimbursements for certain costs as provided in the lease agreements such as real estate taxes, utilities, insurance, common area maintenance and other recoverable costs, parking and other income and termination fees which relate to specific tenants, each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

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

Investments in joint ventures. The Company’s investments in unconsolidated affiliates consist of one corporation, nine limited liability companies, five limited partnerships and two general partnerships. The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting as the Company exercises significant influence, but does not control these entities. The Company’s unconsolidated corporation is controlled by an unrelated third party that owns more than 50.0% of the outstanding voting stock. The Company has a 50.0% or less ownership interest in the unconsolidated limited liability companies and, under the terms of the various operating agreements, does not have any participating rights. The Company has a 50.0% or less ownership interest in the unconsolidated limited partnerships and general partnerships. Although the Company has an interest in two unconsolidated general partnerships and is the general partner in three of the unconsolidated limited partnerships, under the terms of the various partnership agreements, the Company does not have control of the major operating and financial policies of these unconsolidated partnerships.

These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over the life of the property, generally 40 years.

From time to time, the Company contributes real estate assets to an unconsolidated joint venture in exchange for a combination of cash and an equity interest in the venture. The Company records a partial gain on the contribution of the real estate assets to the extent of the third party investor’s interest and records a deferred gain to the extent of its continuing interest in the unconsolidated joint venture.

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

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

As of December 31, 2002, the Company had 2.3 million square feet of office properties and 277.6 acres of land under contract for sale in various transactions totaling $143.8 million. These real estate assets have a carrying value of $124.1 million and have been classified as assets held for sale in the accompanying financial statements.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes security deposits for the Company’s commercial properties and construction-related escrows. In addition, the Company maintains escrow and reserve funds for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

Income Taxes

The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through distributions to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. As of December 31, 2002, to maintain qualification as a REIT, the Company was required to distribute to stockholders at least 90.0% of REIT taxable income, excluding capital gains.

No provision has been made for federal income taxes because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the period.

Concentration of Credit Risk

Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2002, the wholly-owned properties (excluding apartment units) were leased to 2,564 tenants in 14 geographic locations. The Company’s tenants engage in a wide variety of businesses. There is no dependence upon any single tenant.

Stock Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 12 included herein, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options. During 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company will elect the prospective method as defined by SFAS 148 in the first quarter of 2003.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES — Continued

Impact of Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

(1)      are classified held for sale at December 31, 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002 or

(2)      were sold during 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002.

Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. The Company adopted SFAS No. 144 in January of 2002. Income from discontinued operations, net of minority interest and the gain/(loss) on sale of discontinued operations, net of minority interest, for properties meeting the criteria in accordance with SFAS No. 144 are reflected in the consolidated statements of income as discontinued operations for all periods presented. See Note 10 included herein for further discussion on the Company’s discontinued operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, which rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt SFAS No. 145 in the first quarter of 2003. The Company does not anticipate that the adoption of this statement will have a material effect on its results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The standard is effective for disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 in the first quarter of 2003. The Company does not anticipate that the adoption of this statement will have a material effect on its results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in underlying asset, liability, or an equity security of guaranteed party.

While the accounting provisions only apply for new transactions entered into after December 31, 2002, the Interpretation requires the Company to include, and the Company has included, new disclosures in these financial statements. The Company is assessing the impact of this interpretation on its accounting for guarantees.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends FASB No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Company will adopt the fair value method of accounting for stock-based compensation provisions of Statement No. 123. In accordance with SFAS 148, the Company will apply the prospective method of accounting and will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Company does not anticipate that the adoption of this statement will have a material effect on its results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”),” the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights. (“variable interest entities” or “VIEs”) and to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional financial support. In addition, FIN 46 requires additional disclosures. The Company is assessing the impact of this interpretation on its accounting for investments in unconsolidated joint ventures.

Reclassifications

Certain amounts in the December 31, 2001 and 2000 Financial Statements have been reclassified to conform to the December 31, 2002 presentation and accounting for discontinued operations (see Note 10 included herein). These reclassifications had no material effect on net income or stockholders’ equity as previously reported.

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by GAAP, the Company has accounted for its joint venture activity using the equity method of accounting, as the Company does not control these joint ventures. As a result, the assets and liabilities of the Company’s joint ventures are not included on its balance sheet.

The following is a summary of the various joint ventures in which the Company has a minority equity interest, including the names of the unrelated investors, the value of the property contributed to the joint venture, the debt obtained by the joint venture, the cash proceeds received by the Company and the ownership percentage of the Company in each joint venture.

In connection with the Company’s merger with J.C. Nichols in July of 1998, the Company acquired a 49.0% interest in Board of Trade Investment Company, a 30.0% interest in Kessinger Hunter, LLC, and a 12.5% interest in 4600 Madison Associates, L.P. The Company is the sole and exclusive property manager of the Board of Trade Investment Company and the 4600 Madison Associates, L.P. joint ventures, for which it received $132,038, $123,202 and $124,396 in fees in 2002, 2001 and 2000, respectively. In addition, Kessinger Hunter, LLC is the sole and exclusive property manager, leasing and sales agent and provides certain construction related services for certain wholly-owned properties of the Company, and received $3.0 million, $5.8 million and $7.1 million for these related services from the Company in 2002, 2001 and 2000, respectively. During 2002, the Company decreased its ownership interest in Kessinger/Hunter, LLC to 26.5%. The Company has adopted the equity method of accounting for these joint ventures.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

In addition, in connection with the Company’s merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain joint venture properties located in the Des Moines area. As a result of the merger, the Company acquired an ownership interest of 50.0% or more in a series of nine joint ventures with R&R Investors (the “Des Moines Joint Ventures”). Certain of these properties were previously included in the Company’s consolidated financial statements. On June 2, 1999, the Company agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest. Accordingly, the Company has adopted the equity method of accounting for its investment in each of the Des Moines Joint Ventures as a result of such reorganization. The impact of the reorganization was immaterial to the consolidated financial statements of the Company.

On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”), pursuant to which the Company sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the “DLF I Joint Venture”). DLF contributed approximately $56.0 million for a 77.19% interest in the DLF I Joint Venture, and the DLF I Joint Venture borrowed approximately $71.0 million from third-party lenders. The Company retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive property manager and leasing agent of the DLF I Joint Venture’s properties, for which the Company received fees of $862,006, $808,926 and $762,670 in 2002, 2001 and 2000, respectively. The Company has adopted the equity method of accounting for its investment in this joint venture.

On May 9, 2000, the Company closed a transaction with Dreilander-Fonds 97/26 and 99/32 (“DLF II”) pursuant to which the Company contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the “DLF II Joint Venture”). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Company initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of approximately $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Company decreased its ownership percentage to 42.93% as of December 31, 2001. The Company is the sole and exclusive property manager and leasing agent of the DLF II Joint Venture’s properties, for which the Company received fees of $530,932, $491,200 and $208,600 in 2002, 2001 and 2000, respectively. The Company has adopted the equity method of accounting for this joint venture.

On December 19, 2000, the Company formed five joint ventures with Denver-based Miller Global Properties, LLC (“Miller Global”). In the first joint venture, the Company sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million to a newly created limited liability company. As part of the formation of the first joint venture, Miller Global contributed approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Company retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. During 2001, the Company contributed a 39,000 square feet development project to the first joint venture for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and the Company retained a 20.0% ownership interest and received net cash proceeds of approximately $4.8 million. In the remaining four joint ventures, the Company contributed approximately $7.5 million of development land to various newly created limited liability companies and retained a 50.0% ownership interest. Three of these joint ventures have developed three properties encompassing 347,000 rentable square feet that costs approximately $50.4 million. The fourth joint venture is expected to develop one property encompassing 88,000 rentable square feet with a budgeted cost of approximately $10.8 million. The Company is the sole and exclusive developer of these properties, and received $34,997, $553,270 and $263,549 in development fees in 2002, 2001 and 2000, respectively. In addition, the Company is the sole and exclusive property manager and leasing agent for the properties in all of these joint ventures and received fees of $2.9 million, $1.5 million and $73,793 in 2002, 2001 and 2000, respectively. The Company has adopted the equity method of accounting for all of the joint ventures with Miller Global.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

In connection with one of the joint ventures with Miller Global, the Company guaranteed Miller Global, which has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of Miller Global’s equity. If the minimum internal rate of return is not achieved upon the sale of the assets or winding up of the joint venture, Miller Global would receive a disproportionately greater interest of the cash proceeds related to the assets subject to the internal rate of return guarantee. Based upon the current operating performance of the assets and the Company’s estimate of the residual value of the subject assets, the estimated internal rate of return for Miller Global with respect to those assets exceeds the minimum required return. As a result, the Company does not currently expect that its interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee.

Additionally, during 1999 and 2001, the Company closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Company sold or contributed certain office properties to newly created limited partnerships. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Company retained the remaining 50.0% interest, received net cash proceeds and is the sole and exclusive property manager and leasing agent of the joint venture’s properties, for which the Company received fees of $109,775, $53,636 and $31,152 in 2002, 2001 and 2000, respectively. The Company has adopted the equity method of accounting for both of these joint ventures.

On June 14, 2002, the Company contributed $1.1 million cash to Plaza Colonnade, LLC, a newly formed limited liability company to construct a 285,000 square foot development property. The total project costs are estimated at $70.6 million. The Company has retained a 50.0% interest in this joint venture, and has adopted the equity method of accounting for this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Company’s share. The Company and its partners in this joint venture have each guaranteed 50.0% of the loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition, the guarantees are reduced to 25.0% of the loan balance. In addition to the construction loan described above, the partners have provided collectively $12.0 million in letters of credit, $6.0 million by the Company and $6.0 million by its partner. During construction the joint venture is required to have in place the aforementioned letters of credit.

On June 26, 2002, the Company acquired its joint venture partner’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring our ownership interest in that entity to 100.0%. At that time, the Company consolidated the assets and liabilities, and recorded income and expenses on a consolidated basis.

On September 11, 2002, the Company contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash. The Company is the sole and exclusive property manager and leasing agent of this joint venture’s property, for which it received fees of $60,794 in 2002. The assets, liabilities and net income from the SF-HIW Harborview Plaza, LP are included in the table below.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

The following tables set forth information regarding the Company’s joint venture activity as recorded on the joint venture’s books at December 31, 2002 and 2001 ($ in thousands):

			December 31, 2002				December 31, 2001

	Percent Owned		Total Assets	Debt		Total Liabilities	Total Assets	Debt	Total Liabilities

Balance Sheet Data:
Board of Trade Investment Company	49.00%		$7,778	$919		$1,071	$7,372	$1,076	$1,258
Dallas County Partners (1)	50.00%		44,128	38,904		41,285	44,786	35,495	40,967
Dallas County Partners II (1)	50.00%		18,900	23,587		24,874	19,891	24,601	25,778
Fountain Three (1)	50.00%		37,159	30,958		32,581	37,218	26,049	33,200
RRHWoods, LLC (1)	50.00%		82,646	68,561		71,767	82,740	66,038	69,098
Kessinger/Hunter, LLC	26.50	% (2)	12,929	—		888	16,225	—	802
4600 Madison Associates, LP	12.50%		23,254	17,385		17,896	23,972	17,955	18,624
Schweiz-Deutschland-USA DreilanderBeteiligung Objekt DLF 98/29-Walker Fink-KG	22.81%		0141,147	68,209		70,482	143,960	69,113	70,979
Dreilander-Fonds 97/26 and 99/32	42.93%		119,134	59,688		62,601	122,820	60,000	62,422
Highwoods-Markel Associates, LLC	50.00%		16,026	11,625		12,583	16,436	11,625	12,563
MG-HIW, LLC	20.00%		355,102	242,240		249,340	353,531	242,240	247,950
MG-HIW Peachtree Corners III, LLC	50.00%		3,809	2,494	(3)	2,823	3,503	2,299	2,445
MG-HIW Rocky Point, LLC	50.00%		—	—		—	28,212	17,322	19,695
MG-HIW Metrowest I, LLC	50.00%		1,601	—		3	1,600	—	—
MG-HIW Metrowest II, LLC	50.00%		9,600	5,372	(4)	5,540	8,683	3,763	4,034
Concourse Center Associates, LLC	50.00%		14,896	9,859		10,193	14,551	10,000	10,016
Plaza Colonnade, LLC	50.00%		3,591	—	(5)	3	—	—	—
SF-HIW Harborview, LP	20.00%		41,134	22,800		25,225	—	—	—

Total			$932,834	$602,601		$629,155	$925,500	$587,576	$619,831

   (1)    Des Moines joint ventures.

   (2)    The Company decreased its ownership percentage from 30.00% at December 31, 2001 to 26.50% at December 31, 2002.

   (3)    Amount represents total draws at December 31, 2002 on a construction loan made to this joint venture by an affiliate of the Company with an interest rate of LIBOR plus 200 basis points due July 2003.

   (4)    $2.7 million of this debt has been guaranteed by the Company subject to a prorata indemnity from the Company’s joint venture partner.

   (5)    On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property. The loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Company’s share. The Company and its partners in this joint venture have each guaranteed 50.0% of the loan.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES — Continued

			December 31, 2002						December 31, 2001

	Percent Owned		Revenue	Operating Expenses	Interest		Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)

Income Statement Data:
Board of Trade Investment Company	49.00%		$2,670	$1,647	$83		$363	$577	$2,524	$1,666	$90	$311	$457
Dallas County Partners (1)	50.00%		11,046	5,470	2,663		1,998	915	11,148	4,905	2,715	1,883	1,645
Dallas County Partners II (1)	50.00%		5,948	2,522	2,452		1,062	(88)	7,614	2,750	2,550	1,066	1,248
Fountain Three (1)	50.00%		6,884	2,850	2,143		1,516	375	6,747	2,912	2,109	1,676	50
RRHWoods, LLC (1)	50.00%		13,740	7,145	3,397	(2)	3,617	(419)	14,632	6,950	3,454	3,298	930
Kessinger/Hunter, LLC	26.50%	(3)	6,867	4,927	—		682	1,258	12,897	10,210	—	469	2,218
4600 Madison Associates, LP	12.50%		5,229	1,954	1,258		1,839	178	4,726	2,084	1,294	1,589	(241)
Schweiz-Deutschland-USA
DreilanderBeteiligung Objekt DLF 98/29- Walker Fink-KG	22.81%		20,337	5,549	4,653		3,391	6,744	20,305	5,474	4,712	3,288	6,831
Dreilander-Fonds 97/26 and 99/32	42.93%		16,859	4,465	4,635		3,968	3,791	17,691	4,159	4,589	3,239	5,704
Highwoods-Markel Associates, LLC	50.00%		3,191	1,642	1,032		562	(45)	3,215	1,811	965	668	(229)
MG-HIW, LLC	20.00%		51,177	18,156	10,741		8,377	13,903	50,457	17,584	15,418	8,701	8,754
MG-HIW Peachtree Corners III, LLC	50.00%		—	55	—		44	(99)	1	38	—	—	(37)
MG-HIW Rocky Point, LLC	50.00%		1,813	555	271		248	739	18	—	—	—	18
MG-HIW Metrowest I, LLC	50.00%		—	26	—		—	(26)	—	21	—	—	(21)
MG-HIW Metrowest II, LLC	50.00%		303	240	50		246	(233)	52	67	—	26	(41)
Concourse Center Associates, LLC	50.00%		2,113	539	681		302	591	66	16	41	—	9
Plaza Colonnade, LLC	50.00%		9	—	—		2	7	—	—	—	—	—
SF-HIW Harborview, LLC	20.00%		1,721	458	432		289	542	—	—	—	—	—

Total			$149,907	$58,200	$34,491		$28,506	$28,710	$152,093	$60,647	$37,937	$26,214	$27,295

   (1)    Des Moines joint ventures.

   (2)    Includes $617,297 loss on early extinguishment of debt.

   (3)    The Company decreased its ownership percentage from 30.00% at December 31, 2001 to 26.50% at December 31, 2002.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable consisted of the following at December 31, 2002 and 2001:

	2002	2001

	($ in thousands)
Mortgage and loans payable:
9.0% mortgage loans due 2005	$36,089	$36,929
8.1% mortgage loans due 2005	28,004	28,693
8.2% mortgage loans due 2007	68,442	69,868
7.8% mortgage loans due 2009	89,946	91,449
7.9% mortgage loans due 2009	90,008	91,491
7.8% mortgage loans due 2010	142,841	134,966
4.5% to 9.4% mortgage loans due between 2002 and 2022	60,081	82,747
Variable rate mortgage loan due 2007	4,309	—
Secured Revolving Loan due 2003	—	3,922

	519,720	540,065

Unsecured indebtedness:
6.75% notes due 2003	$100,000	$100,000
8.0% notes due 2003	146,500	146,500
7.0% notes due 2006	110,000	110,000
7.125% notes due 2008	100,000	100,000
8.125% notes due 2009	50,000	50,000
MOPPRS due 2013 (1)	125,000	125,000
Put Option Notes due 2011 (2)	100,000	100,000
7.5% notes due 2018	200,000	200,000
Term loan due 2002	—	19,165
Term loan due 2005	20,000	—
Unsecured Revolving Loan due 2003	57,500	228,500

	1,009,000	1,179,165

Total	$1,528,720	$1,719,230

   (1)    On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

   (2)    On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counterparty was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. MORTGAGES AND NOTES PAYABLE — Continued

The following table sets forth the principal payments due on the Company’s long-term debt as of December 31, 2002 ($ in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Fixed Rate Debt:
Unsecured:
MOPPRS (1)	$125,000	$—	$—	$—	$—	$—	$125,000
Put Option Notes (2)	100,000	—	—	—	—	—	100,000
Notes	706,500	246,500	—	—	110,000	—	350,000
Secured:
Mortgages and loans payable	515,411	10,439	13,094	77,747	15,450	75,251	323,430

Total Fixed Rate Debt	1,446,911	256,939	13,094	77,747	125,450	75,251	898,430

Variable Rate Debt:
Unsecured:
Term Loan	20,000	—	—	20,000	—	—	—
Revolving Loan	57,500	57,500	—	—	—	—	—
Secured:
Revolving Loan	—	—	—	—	—	—	—
Mortgage loan payable	4,309	246	265	279	292	3,227	—

Total Variable Rate Debt	81,809	57,746	265	20,279	292	3,227	—

Total Long Term Debt	$1,528,720	$314,685	$13,359	$98,026	$125,742	$78,478	$898,430

(1)       On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

(2)       On June 24, 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”), which represent fractional undivided beneficial interest in the trust. The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on such Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counterparty was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counterparty elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

Secured Indebtedness

The mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of $905.1 million at December 31, 2002.

Unsecured Indebtedness

The Company’s fixed rate unsecured notes of $931.5 million bear interest rates from 6.8% to 8.1% with interest payable semi-annually in arrears. The premium and discount related to the issuance of the unsecured notes is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the MOPRRS, which were retired on February 3, 2003, and Put Option Notes, are redeemable at any time at the option of the Company, subject to certain conditions including the payment of make-whole amounts.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. MORTGAGES AND NOTES PAYABLE — Continued

The Company currently has a $300.0 million unsecured revolving loan (with $57.5 million outstanding at December 31, 2002) that matures in December 2003. The Company’s unsecured revolving loan also includes a $150.0 million competitive sub-facility. Depending upon the corporate credit ratings assigned to the Company from time to time by the various rating agencies, the Company’s unsecured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.70% to 1.55% and the Company’s secured revolving loan bears variable rate interest at a spread above LIBOR ranging from 0.55% to 1.50%. The Company currently has a credit rating of BBB- assigned by Standard & Poor’s, a credit rating of BBB- assigned by Fitch Inc. and a credit rating of Baa3 assigned by Moody’s Investor Service. As a result, interest currently accrues on borrowings under the Company’s unsecured revolving loan at an average rate of LIBOR plus 95 basis points. In addition, the Company is currently required to pay an annual facility fee equal to .20% of the total commitment on the unsecured revolving loan.

The terms of each of the Company’s revolving loans and the indenture that governs the Operating Partnership’s outstanding unsecured notes require the Company to comply with various operating and financial covenants and performance ratios. The Company is currently in compliance with all such requirements.

Interest Rate Hedge Contracts

To meet in part its long-term liquidity requirements, the Company borrows funds at a combination of fixed and variable rates. Borrowings under the two revolving loans bear interest at variable rates. The Company’s long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates. In addition, the Company has assumed fixed rate and variable rate debt in connection with acquiring properties. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it’s overall borrowing costs. To achieve these objectives, from time to time the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Company does not hold or issue these derivative contracts for trading or speculative purposes.

The interest rate on all of the Company’s variable rate debt is currently adjusted at one to three month intervals, subject to settlements under these contracts. Net payments/(receipts) made to counterparties under interest rate hedge contracts were $415,051, $1,003,159 and $(206,894) in 2002, 2001 and 2000, respectively, and were recorded as increases/(decreases) to interest expense.

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

Other Information

Total interest capitalized was approximately $7.0 million, $16.9 million and $23.7 million in 2002, 2001 and 2000, respectively.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. EMPLOYEE BENEFIT PLANS

Management Compensation Program

The Company’s executive officers participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary as of the prior December. Each executive’s target level bonus is determined by competitive analysis and the executive’s ability to influence overall performance of the Company and, assuming certain levels of the Company’s performance, ranges from 40.0% to 85.0% of base salary depending on position in the Company. The eligible bonus percentage for each executive is determined by a weighted average of the Company’s actual performance versus its annual plan using the following measures: return on invested capital; growth in funds from operations (“FFO”) per share; property level cash flow as a percentage of plan; general and administrative expenses as a percentage of revenue; and growth in same store net operating income. To the extent this weighted average is less than or exceeds the Company’s targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company’s performance, annual incentive bonuses could range from zero to 200.0% of an executive’s target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

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

The restricted shares vest 50.0% after three years and 50.0% after five years. The restricted share awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Generally, recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

2002

Restricted shares outstanding at January 1, 2002	189,606
Number of restricted shares awarded	78,969
Restricted shares repurchased or cancelled	(30,407)

Restricted shares outstanding at December 31, 2002	238,168

Annual expense, net	$1,276,000

Average fair value per share at date of grant	$24.90

The Shareholder Value Plan rewards the executive officers of the Company when the total shareholder returns measured by increases in the market value of the Common Stock plus the dividends on those shares exceed a comparable index of the Company’s peers over a three year period. The payout for this program is determined by the Company’s percent change in shareholder return compared to the composite index of its peer group. If the Company’s performance is not at least 100.0% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle begins each year under this program.

The Company established a deferred compensation plan pursuant to which various executive officers could elect to defer a portion of the compensation that would otherwise be paid to the executive officer for investment in units of phantom stock or other investments unrelated to the Company’s securities. At the end of each calendar quarter, any executive officer that elects to defer compensation in phantom stock is credited with units of phantom stock at a 15.0% discount. The units of phantom stock accrue dividends in an amount equal to the dividends paid on the Company’s common stock. If the executive officer leaves Highwoods employ for any reason (other than death, disability, normal retirement or voluntary termination by Highwoods) within two years after the end of the year in which such officer has deferred compensation, such officer will incur a penalty. Over the two-year vesting period, the Company records compensation expense equal to the 15.0% discount, the accrued dividends and any changes (increase or decrease) in the market value of the Company’s common stock from the date of the deferral.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. EMPLOYEE BENEFIT PLANS — Continued

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6.0% of compensation deferred at the rate of 75.0% of employee contributions. During 2002, 2001 and 2000, the Company contributed $942,111, $648,509 and $955,303, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant’s account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may contribute up to 25.0% of their pay. Employees purchased 47,488 and 40,935 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2002 and 2001, respectively.

5. RENTAL INCOME

The Company’s real estate assets are leased to tenants under operating leases, substantially all of which expire over the next 10 years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Company for increases in certain costs above the base year costs.

Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2002, are as follows ($ in thousands):

2003	$384,588
2004	335,923
2005	278,308
2006	219,865
2007	172,690
Thereafter	464,051

$1,855,425

Expected future minimum rents have been reduced as a result of the rejection by WorldCom of two leases encompassing 819,653 square feet and the rejection by USAirways of two leases encompassing 119,013 square feet.

6. RELATED PARTY TRANSACTIONS

On December 8, 1998, the Company purchased a portion of the Bluegrass Valley office development project from a limited liability company controlled by an executive officer and director of the Company for approximately $2.5 million. On July 16, 1999, the Company purchased development land and an option to purchase other development land in the Bluegrass Valley office development project from the same limited liability company controlled by the same executive officer and director of the Company for approximately $4.6 million in Common Units. On October 31, 2002, the Company exercised its option to purchase the additional development land in a staged takedown, and acquired 30.6 acres of the optioned property from the same limited liability company for $4.6 million. As part of this transaction, the Company also acquired 23.5 acres of other development land in the Bluegrass Valley office development project for $2.6 million. On January 17, 2003, the Company acquired 23.46 acres of the formerly optioned development land from the same limited liability company for $2.3 million. The Company believes that each purchase price did not exceed market value.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. RELATED PARTY TRANSACTIONS

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

The Company advanced $787,746 to an officer and director related to certain expenses paid by the Company on behalf of the officer and director. During 2002, this advance, along with accrued interest, was repaid by the officer and director.

During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of the Company to this joint venture. Interest accrues at a rate of LIBOR plus 200 basis points and the loan is due July 2003. At December 31, 2002, $2.5 million was outstanding on this loan.

7. STOCKHOLDERS’ EQUITY

Common Stock Distributions

Distributions paid on Common Stock were $2.34, $2.31 and $2.25 per share for the years ended December 31, 2002, 2001 and 2000, respectively.

For federal income tax purposes, the following table summarizes the estimated taxability of distributions paid:

	2002	2001	2000

Per share:
Ordinary income	$1.26	$1.81	$1.67
Capital gains	0.55	.33	.58
Return of capital	0.53	.17	—

Total	$2.34	$2.31	$2.25

The Company’s tax returns for the year ended December 31, 2002 have not been filed, and the taxability information for 2002 is based upon the best available data. The Company’s tax returns have not been examined by the IRS, and therefore the taxability of distributions is subject to change.

As of December 31, 2002, the tax basis of the Company’s assets was $2.6 billion.

On January 28, 2003, the Board of Directors declared a Common Stock distribution of $0.585 per share payable on February 24, 2003, to stockholders of record on February 17, 2003.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. STOCKHOLDERS’ EQUITY — Continued

Preferred Stock

On February 12, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $86.25 distribution paid per Series A Preferred Share in 2002, $60.02 will be taxed as ordinary income and $26.23 will be taxed as capital gain. On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 of these shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit was retired.

On September 25, 1997, the Company issued 6,900,000 8% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”). The Series B Preferred Shares are non-voting and have a liquidation preference of $25 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $2.00 distribution paid per Series B Preferred Share in 2002, $1.39 will be taxed as ordinary income and $0.61 will be taxed as capital gain.

On April 23, 1998, the Company issued 4,000,000 depositary shares (the “Series D Depositary Shares”), each representing a 1/10 fractional interest in an 8% Series D Cumulative Redeemable Preferred Share (the “Series D Preferred Shares”). The Series D Preferred Shares are non-voting and have a liquidation preference of $250 per share for an aggregate liquidation preference of $100 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $96.8 million. Holders of Series D Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for payment of distributions, cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $20.00 per share). On or after April 23, 2003, the Series D Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $20.00 distribution paid per Series D Preferred Share in 2002, $13.91 will be taxed as ordinary income and $6.09 will be taxed as capital gain.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. STOCKHOLDERS’ EQUITY — Continued

Shareholder Rights Plan

On October 4, 1997, the Board declared a dividend on one preferred share purchase right (“Right”) for each outstanding share of Common Stock to be distributed to all holders of record of the Common Stock on October 16, 1997. The Rights attach to shares of Common Stock subsequently issued. Each Right entitles the registered holder to purchase one-hundredth of a participating preferred share for an exercise price of $140.00 per one-hundredth of a participating preferred share, subject to adjustment as provided in the rights agreement. The Rights will generally be exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer for 15% or more of the Common Stock. The Rights will expire on October 6, 2007, unless the expiration date of the Rights is extended, and the Rights are subject to redemption at a price of $0.01 per Right under certain circumstances.

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

Stock Repurchases

During 2002, the Company repurchased a total of 194,790 common partnership units at a weighted average price of $24.79 per unit. Since commencement of its initial share repurchase program in December 1999, the Company has repurchased 11.6 million share of common stock and common units at a weighted average price of $24.19 per share/unit for a total purchase price of $280.7 million. On April 25, 2001, the Company announced that the Company’s Board of Directors authorized the repurchase of up to an additional 5.0 million shares of Common Stock and Common Units. At December 31, 2002, the Company had 3.4 million shares/units remaining under our currently authorized additional 5.0 million share/unit repurchase program.

8. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cashflows and to lower overall borrowing costs. To achieve these objectives, the Company enters into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Company does not hold these derivatives for trading or speculative purposes.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. DERIVATIVE FINANCIAL INSTRUMENTS — Continued

On the date that the Company enters into a derivative contract, the Company designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge), or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedge is effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e. until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When the Company determines that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

During 2002, the Company had an interest rate swap mature, resulting in a debit to interest rate derivative liability and an offsetting credit to AOCL of $411,000. In addition, during 2002, the Company entered into and terminated two $24.0 million treasury lock agreements related to an anticipated fixed rate financing with two financial counterparties, which effectively lock the treasury rate at 3.8%. These treasury lock agreements are designated as cashflow hedges and the effective portion of the cumulative loss on these derivative instruments was $1.7 million at December 31, 2002 and is being reported as a component of AOCL in stockholders’ equity. These costs will be recognized into earnings in the same period or periods during which the hedged transaction affects earnings (as the underlying debt is paid down). The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2002 associated with these derivative instruments which will be recognized within the next 12 months will be approximately $277,867.

At December 31, 2002, approximately $7.5 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized into earnings as the underlying debt is repaid. The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2002 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $1.6 million.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) represents net income plus the results of certain non-stockholders’ equity changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

	December 31, 2002	December 31, 2001

Net income	$93,461	$131,211
Accumulated other comprehensive income/(loss):
Unrealized derivative losses on cashflow hedges	(1,306)	(411)
Reclassification of past hedging relationships	—	(10,597)
Amortization of past hedging relationships	1,543	1,567

Total other comprehensive income/(loss)	237	(9,441)

Total comprehensive income	$93,698	$121,770

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

(1)      are classified held for sale at December 31, 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002 or

(2)      were sold during 2002 as a result of disposal activities that were initiated subsequent to January 1, 2002.

Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. During 2002, the Company sold one property which resulted from disposal activities initiated prior to January 1, 2002, and the gain realized on the sale is appropriately included in the gain/(loss) on disposition of depreciable assets in the Company’s consolidated statements of income.

Below represents the net operating results and net carrying value of 1.9 million square feet of property sold during 2002 and 2.3 million square feet of property, 92 apartment units and 115.0 acres of revenue-producing land held for sale at December 31, 2002. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Company’s consolidated statements of income ($ in thousands):

	Year Ended December 31,

	2002	2001	2000

Total revenue	$32,428	$37,937	$33,721
Rental operating expenses	9,407	10,271	8,961
Depreciation and amortization	7,139	7,599	6,254
Interest expense	1,919	1,719	1,720

Income before gain on sale of discontinued operations and minority interest	13,963	18,348	16,786
Minority interest - income from discontinued operations	(1,651)	(2,265)	(2,091)

Income from discontinued operations, net of minority interest	12,312	16,083	14,695

Gain on sale of discontinued operations	12,271	—	—
Minority interest - gain on sale of discontinued operations	(1,416)	—	—

Gain on sale of discontinued operations, net of minority interest	10,855	—	—

Total discontinued operations	$23,167	$16,083	$14,695

Net carrying value	$106,953	$246,847	$250,739

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. At December 31, 2002, the Company has determined that the carrying value of one office property held for sale is less than its fair value less cost to sell and has recognized a $851,166 impairment loss, which is included in gain on sale of discontinued operations in the consolidated statements of income for the year ended December 31, 2002.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS — Continued

SFAS 144 also requires that the carrying value of a long-lived asset classified as held and used be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized. At December 31, 2002, the Company has recognized a $9.1 million impairment loss related to one office property that will be partially demolished and redeveloped into a class A suburban office property and whereby the carrying value exceeded the sum of the property’s undiscounted future cash flows. This impairment loss is included in gain/(loss) on disposition of depreciable assets in the consolidated statements of income for the year ended December 31, 2002.

11. EARNINGS PER SHARE

FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of shares of Common Stock and the dilutive effect of options, warrants and convertible securities outstanding, using the “treasury stock” method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements. All earnings per share amounts for all periods presented have, where appropriate, been restated to conform to the FASB Statement 128 requirements.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. EARNINGS PER SHARE — Continued

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

	($ in thousands, except per unit amounts)
Numerator:
Income before minority interest, discontinued operations and extraordinary item	$80,325	$132,525	$140,403
Non-convertible preferred stock dividends (1)	(30,852)	(31,500)	(32,580)
Minority interest	(9,653)	(16,683)	(16,900)
Income from discontinued operations, net of minority interest	12,312	16,083	14,695
Gain on sale of discontinued operations, net of minority interest	10,855	—	—
General partner’s portion of extraordinary item	(378)	(714)	(4,711)

Numerator for basic earnings per share — income available to common stockholders	$62,609	$99,711	$100,907
Effect of dilutive securities:
Minority interest	—	—	—
Minority interest portion of extraordinary item	—	—	—

	—	—	—
Numerator for diluted earnings per share – net income available to common stockholders – after assumed conversions	$62,609	$99,711	$100,907

Denominator:
Denominator for basic earnings per share — weighted-average shares	53,226	54,228	59,175
Effect of dilutive securities:
Employee stock options (1)	254	337	162
Warrants (1)	5	6	10
Common Units converted	—	—	—

Dilutive potential common shares	259	343	172
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	53,485	54,571	59,347
Basic earnings per share	$1.18	$1.84	$1.70

Diluted earnings per share	$1.17 (2)	$1.83 (3)	$1.70 (4)

   (1)    For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 4, 7 and 12 included herein.

   (2)    7.1 million Common Units and the related $12.7 million in minority interest, net of $45,000 of the minority interest’s portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

   (3)    7.6 million Common Units and the related $18.9 million in minority interest, net of $88,000 of the minority interest’s portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

   (4)    8.4 million Common Units and the related $19.0 million in minority interest, net of $584,000 of the minority interest’s portion of the extraordinary item, were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. EARNINGS PER SHARE — Continued

The number of potentially convertible shares of common stock related to warrants and stock options are as follows:

	December 31, 2002	December 31, 2001

Outstanding warrants	843,035	843,035
Outstanding stock options	3,672,245	3,854,624
Possible future issuance under stock option plan	1,410,988	1,776,587

	5,926,268	6,474,246

As of December 31, 2002, the Company had 146,599,805 common shares available to be issued.

12. STOCK OPTIONS AND WARRANTS

As of December 31, 2002, 6.0 million shares of the Company’s authorized Common Stock were reserved for issuance under the Amended and Restated 1994 Stock Option Plan. Stock options granted under this plan generally vest over a four- or five-year period beginning with the date of grant.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Company will adopt the fair value method of accounting for stock-based compensation provisions of Statement No. 123. The Company will apply the prospective method of accounting and will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. The Company does not anticipate that the adoption of this statement will have a material impact on its results of operations.

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

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. STOCK OPTIONS AND WARRANTS — Continued

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2002 was estimated at the dates of the grant using the following weighted average assumptions: risk-free interest rates ranging between 3.64% and 4.06%, dividend yield of 8.70%, expected volatility of 22.72% and a weighted average expected life of the options of four years. The fair value of the options granted in 2001 was estimated at the dates of the grant using the following weighted average assumptions: risk-free interest rates ranging between 5.76% and 6.11%, dividend yield of 9.00%, expected volatility of 17.20% and a weighted average expected life of the options of four years. The fair value of the options granted in 2000 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.78% and 6.67%, dividend yield of 10.91%, expected volatility of 21.50% and a weighted average expected life of the options of four years. Had the compensation cost for the Company’s stock option plans been determined based on the fair value at the dates of grant for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have decreased to the pro forma amounts as indicated:

	Year Ended December 31,

	2002	2001	2000

	($ in thousands, except per share amounts)
Net income available for common shareholders — as reported	$62,609	$99,711	$100,907
Net income available for common shareholders — pro forma	$61,744	$97,396	$98,468
Net income per share — basic (as reported)	$1.18	$1.84	$1.70
Net income per share — diluted (as reported)	$1.17	$1.83	$1.70
Net income per share — basic (pro forma)	$1.16	$1.80	$1.66
Net income per share — diluted (pro forma)	$1.15	$1.79	$1.66

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. STOCK OPTIONS AND WARRANTS — Continued

The following table summarizes information about employees’ and Board of Directors’ stock options outstanding at December 31, 2002, 2001 and 2000:

	Options Outstanding

	Number of Shares	Weighted Average Exercise Price

Balances at December 31, 1999	4,399,434	$28.01
Options granted	1,050,204	20.96
Options canceled	(2,072,453)	32.17
Options exercised	(103,527)	16.87

Balances at December 31, 2000	3,273,658	23.06
Options granted	741,883	25.02
Options canceled	(119,123)	26.98
Options exercised	(41,794)	18.27

Balances at December 31, 2001	3,854,624	23.38
Options granted	570,338	26.96
Options canceled	(204,739)	25.68
Options exercised	(547,978)	21.71

Balances at December 31, 2002	3,672,245	$24.14

	Options Exercisable

	Number of Shares	Weighted Average Exercise Price

December 31, 2000	1,242,629	$24.45
December 31, 2001	1,712,626	$23.76
December 31, 2002	1,729,325	$24.04

Exercise prices for options outstanding as of December 31, 2002 ranged from $17.03 to $31.18. The weighted average remaining contractual life of those options is 6.7 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2002, 2001 and 2000 was $0.72, $1.11 and $0.90, respectively.

Warrants

In connection with various acquisitions in 1995, 1996 and 1997, the Company issued warrants to purchase shares of Common Stock.

The following table sets forth information regarding warrants outstanding as of December 31, 2002:

Date of Issuance	Number of Warrants	Exercise Price

February 1995	35,000	$21.00
April 1996	150,000	$28.00
October 1997	538,035	$32.50
December 1997	120,000	$34.13

Total	843,035

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. STOCK OPTIONS AND WARRANTS — Continued

The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the respective dates of issuance. All warrants are exercisable from the dates of issuance. The warrants granted in October 1997 do not have an expiration date.

13. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed the FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant.

Land Leases

Certain properties in the Company’s wholly-owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or $35,000 per acre.

For two properties, the Company has the option to purchase the leased land at any time during the lease term. The purchase price ranges from $2.3 million to $3.8 million.

The obligation for future minimum lease payments is as follows ($ in thousands):

2003	$1,254
2004	1,254
2005	1,257
2006	1,197
2007	1,179
Thereafter	42,466

$48,607

Litigation

The Company is a party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company reserved $2.7 million in September 2002 for the probable and estimated losses related to various legal proceedings from previously completed mergers and acquisitions.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMITMENTS AND CONTINGENCIES — Continued

Contracts

The Company has entered into construction contracts totaling $52.1 million as of December 31, 2002. The amounts remaining to be paid under these contracts as of December 31, 2002 totaled $6.9 million.

Capital Expenditures

The Company presently has no plans for major capital improvements to the existing properties except for the $1.8 million renovation of Tampa Bay Park, the $9.1 million renovations at Country Club Plaza in Kansas City, and the $4.0 million redevelopment of the property vacated by the Environmental Protection Agency in Research Triangle. The Company could incur tenant improvements and lease commissions related to releasing of space vacated by WorldCom and US Airways.

Environmental Matters

Substantially all of the Company’s in-service properties have been subjected to Phase I environmental assessments (and, in certain instances, Phase II environmental assessments). Such assessments and/or updates have not revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the accompanying consolidated financial statements.

Joint Ventures

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Company or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Company’s partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to the Company in cash at anytime during the one-year period commencing on September 11, 2014. The value of the equity interest will be determined based upon the then fair market value of SF-Harborview, LP assets and liabilities.

In connection with several of its joint ventures with unaffiliated parties, the Company has agreed to guarantee the rental revenue and re-tenanting costs of certain properties contributed or sold to the joint ventures during 1999, 2000 and 2002. The agreements, which vary in term, relate to vacant space in several properties owned by three of the Company’s unconsolidated joint ventures. The Company makes monthly payments to the joint ventures for any rent shortfalls, which may be incurred over the term of the agreements. Any new leases signed during the guarantee period will reduce the amount of the shortfall payments owed by the Company. In addition, the Company is liable for tenant improvements and lease commissions for certain vacant spaces to be leased. During 1999 and 2000, the Company accrued estimated losses for each of the joint venture guarantee agreements. As of December 31, 2002, the Company has $20.0 million accrued for obligations related to the these agreements. The Company believes that its estimates of future obligations related to the rent guarantees are adequate. However, if the Company’s assumptions and estimates are incorrect future losses may occur.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. COMMITMENTS AND CONTINGENCIES — Continued

In connection with the MG-HIW, LLC joint venture, the Company has guaranteed Miller Global, its partner who has an 80.0% interest in the joint venture, a minimum internal rate of return on $50.0 million of their equity investment in the joint venture’s Orlando assets. If the minimum internal rate of return is not achieved upon the sale of these assets or winding up of the joint venture, Miller Global would receive a disproportionate share of the cash proceeds related to the Orlando assets. Based upon the current and forecasted operating performance of these assets and the Company’s estimate of their residual value, the estimated internal rate of return for Miller Global with respect to their Orlando equity is not less than the minimum required return. As a result, the Company does not currently expect that its interest in the joint venture will be adjusted upon the sale of the subject assets or the winding up of the joint venture as a result of the internal rate of return guarantee. However, if the operating performance of the assets and/or the residual value were to be lower than the Company’s estimates, Miller Global could receive a disproportionately greater share of the cash proceeds from any such sale or winding up and the Company’s share would be correspondingly lower.

In connection with the Metrowest II, LLC joint venture, the Company has guaranteed $2.7 million of construction debt. The debt has been guaranteed by the Company subject to a pro rata indemnity from its joint venture partner.

In connection with the Plaza Colonnade, LLC joint venture, the Company and its joint venture partner have each guaranteed 50.0% of a $61.3 million construction loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition, the guarantees are reduced to 25.0% of the loan balance. In addition to the construction loan described above, the partners have provided collectively $12.0 million in letters of credit, $6.0 million by the Company and $6.0 million by its partner. During construction the joint venture is required to have in place the aforementioned letters of credit.

Dispositions

In connection with the November 26, 2002 disposition of 225,220 square feet of properties, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company has agreed to guarantee for the benefit of the owner any rent shortfalls which may be incurred for the payment of rent, and re-tenanting costs for a five year period of time from the date of sale. Two of the properties comprising 148,175 square feet have leases that expire in March 2010. In the event the tenant defaults under these leases, the Company’s contingent liability as of December 31, 2002 is $13.3 million. The other property is subject to a 77,045 square feet lease that expires in May 2004. In the event the tenant defaults or does not renew this lease in May 2004, the Company’s associated contingent liability as of December 31, 2002 is $7.2 million. Any new leases signed during the guarantee period will reduce the amount of the rent shortfall guarantee to the owner. In addition, the Company is liable for a prorated portion of the re-tenanting costs of new leases. Given this guarantee, the Company has not recorded any gain on the disposition of these properties. The deferred gain of approximately $6.9 million will be recognized when the contingency period is concluded.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 were as follows:

	Carrying Amount	Fair Value

	($ in thousands)
Cash and cash equivalents	$11,017	$11,017
Accounts and notes receivable	$44,635	$44,635
Mortgages and notes payable	$(1,528,720)	$(1,612,880)

The fair values for the Company’s fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company’s estimated incremental borrowing rate at December 31, 2002, for similar types of borrowing arrangements. The carrying amounts of the Company’s variable rate borrowings approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 2002. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

15. DISPOSITIONS

During 2002, the Company contributed to joint ventures or sold approximately 2.5 million rentable square feet of office and industrial properties and 137.7 acres of development land for gross proceeds of $302.2 million. The Company recorded a gain of $24.5 million related to these dispositions.

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

16. SUBSEQUENT EVENT

On February 2, 1998, the Operating Partnership sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013. The MOPPRS bore an interest rate of 6.835% from the date of issuance through January 31, 2003. On January 31, 2003, the interest rate was changed to 8.975% pursuant to the interest rate reset provisions of the MOPPRS. On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MOPPRS from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SUBSEQUENT EVENT — Continued

The following table sets forth the principal payments due on our long-term debt as of December 31, 2002, as adjusted for the refinancing of the MOPPRS on February 3, 2003 ($ in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Fixed Rate Debt:
Unsecured:
MOPPRS	$—	$—	$—	$—	$—	$—	$—
Put Option Notes	100,000	—	—	—	—	—	100,000
Notes	706,500	246,500	—	—	110,000	—	350,000
Secured:
Mortgages and loans payable	658,220	11,737	14,918	79,684	17,508	77,436	456,937

Total Fixed Rate Debt	1,464,720	258,237	14,918	79,684	127,508	77,436	906,937

Variable Rate Debt:
Unsecured:
Term Loan	20,000	—	—	20,000	—	—	—
Revolving Loan	57,500	57,500	—	—	—	—	—
Secured:
Revolving Loan	—	—	—	—	—	—	—
Mortgage loan payable	4,309	246	265	279	292	3,227	—

Total Variable Rate Debt	81,809	57,746	265	20,279	292	3,227	—

Total Long Term Debt	$1,546,529	$315,983	$15,183	$99,963	$127,800	$80,663	$906,937

17. SEGMENT INFORMATION

The sole business of the Company is the acquisition, development and operation of rental real estate properties. The Company operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions.

The Company’s chief operating decision maker (“CDM”) assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources on a property-by-property basis within the various property types.

HIGHWOODS PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SEGMENT INFORMATION — Continued

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and no tenant comprises more than 10% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2002, 2001 and 2000 ($ in thousands):

	Year Ended December 31,

	2002	2001	2000

Rental Revenue (A):
Office segment	$379,811	$388,034	$417,102
Industrial segment	34,418	36,148	40,083
Retail segment	38,828	37,133	35,624
Apartment segment	1,163	7,961	17,006

Total Rental Revenue	$454,220	$469,276	$509,815

Net Operating Income (A):
Office segment	$256,369	$266,131	$291,303
Industrial segment	27,084	29,437	33,109
Retail segment	26,886	25,096	24,725
Apartment segment	467	3,927	9,849

Total Net Operating Income	$310,806	$324,591	$358,986

Reconciliation to income before gain/(loss) on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item:
Depreciation and amortization	(126,638)	(113,468)	(113,189)
Interest expense	(110,527)	(106,782)	(111,107)
General and administrative expenses	(24,576)	(21,390)	(21,841)
Litigation reserve	(2,700)	—	—
Interest and other income	13,650	24,491	19,032
Equity in earnings of unconsolidated affiliates	8,063	8,911	3,863

Income before gain/(loss) on disposition of land and depreciable assets, minority interest, discontinued operations and extraordinary item	$68,078	$116,353	$135,744

	December 31,

	2002	2001	2000

Total Assets:
Office segment	$2,608,947	$2,859,876	$2,661,914
Industrial segment	354,618	343,606	299,660
Retail segment	258,799	263,622	273,023
Apartment segment	15,193	10,397	118,144
Corporate and other	157,812	170,785	348,861

Total Assets	$3,395,369	$3,648,286	$3,701,602

  (A)    Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. RESTATED QUARTERLY FINANCIAL DATA (Unaudited):

The Company has set forth selected quarterly financial data for the years ended December 31, 2002 and 2001. Because certain of the data set forth in the following tables varies from amounts previously reported on the Form 10-Q for the applicable period, the following tables and the accompanying footnotes reconcile the amounts given with those previously reported and describe the reason for the differences.

The following table sets forth quarterly financial information for the Company’s fiscal year ended December 31, 2002 ($ in thousands except per share amounts):

	First Quarter				Second Quarter				Third Quarter					Fourth Quarter	Total

	Previously Reported Amounts	Discontinued Operations (1)	Adjustment	Restated Amounts	Previously Reported Amounts	Discontinued Operations (1)	Adjustment	Restated Amounts	Previously Reported Amounts	Discontinued Operations (1)	Adjustment		Restated Amounts

Rental revenue	$124,971	$(8,548)	$—	$116,423	$118,613	$(7,430)	$—	$111,183	$117,369	$(3,109)	$—		$114,260	$112,354	$454,220
Operating expenses (3)	96,165	(4,700)	—	91,465	95,696	(4,066)	—	91,630	99,142	(1,631)	—		97,511	102,673	383,279
General and administrative	5,174	(4)	186 (2)	5,356	5,537	(4)	3,514 (2)	9,047	7,847	—	(3,700	)(2)	4,147	6,026	24,576
Total other income	5,979	(70)	—	5,909	5,239	(65)	—	5,174	4,088	(20)	—		4,068	6,562	21,713

	29,611	(3,914)	(186)	25,511	22,619	(3,425)	(3,514)	15,680	14,468	(1,498)	3,700		16,670	10,217	68,078
Gain on disposition of land and depreciable assets	944	—	—	944	6,673	828	2,691 (4)	10,192	3,599	4	(2,691	)(4)	912	199	12,247

	30,555	(3,914)	(186)	26,455	29,292	(2,597)	(823)	25,872	18,067	(1,494)	1,009		17,582	10,416	80,325
Minority interest	(3,722)	478	23	(3,221)	(3,471)	297	98	(3,076)	(2,216)	174	(121)		(2,163)	(1,193)	(9,653)

Income from continuing operations	26,833	(3,436)	(163)	23,234	25,821	(2,300)	(725)	22,796	15,851	(1,320)	888		15,419	9,223	70,672
Discontinued operations	202	3,436	—	3,638	2,654	2,300	—	4,954	(1,539)	1,320	—		(219)	14,794	23,167

	27,035	—	(163)	26,872	28,475	—	(725)	27,750	14,312	—	888		15,200	24,017	93,839
Extraordinary item	—	—	—	—	—	—	—	—	(378)	—	—		(378)	—	(378)

Net income	$27,035	$—	$(163)	$26,872	$28,475	$—	$(725)	$27,750	$13,934	$—	$888		$14,822	$24,017	$93,461

Net income per share-basic:
Income from cont. operations	$0.36	$(0.07)	$—	$0.29	$0.34	$(0.04)	$(0.02)	$0.28	$0.16	$(0.03)	$0.02		$0.15	$0.03	$0.75

Discontinued operations	$—	$0.07	$—	$0.07	$0.05	$0.04	$—	$0.09	$(0.03)	$0.03	$—		$—	$0.28	$0.44

Net income (5)	$0.36	$—	$—	$0.36	$0.39	$—	$(0.02)	$0.37	$0.12	$—	$0.02		$0.14	$0.31	$1.18

Net income per share-diluted:
Income from cont. operations	$0.36	$(0.07)	$—	$0.29	$0.34	$(0.04)	$(0.02)	$0.28	$0.16	$(0.03)	$0.02		$0.15	$0.03	$0.75

Discontinued operations	$—	$0.07	$—	$0.07	$0.05	$0.04	$—	$0.09	$(0.03)	$0.03	$—		$—	$0.27	$0.43

Net income (5)	$0.36	$—	$—	$0.36	$0.39	$—	$(0.02)	$0.37	$0.12	$—	$0.02		$0.14	$0.30	$1.17

   (1)    On January 1, 2002, the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS 144, certain amounts from the first three quarters have been reclassified to discontinued operations to reflect the results of operations for those properties qualifying as discontinued operations as of December 31 2002. See Note 10 included herein for a more detailed discussion of the Company’s discontinued operations. The column titled “Discontinued Operations” reflects the amounts that have been reclassified

   (2)    As reported in the Company’s Form 10-Q for the three months ended September 30, 2002 , in the third quarter of 2002, the Company recorded nonrecurring compensation expense of $3.7 million ($3.3 million net of minority interest) related to the exercise of options, of which $186,000 ($163,000 net of minority interest) and $3.5 million ($3.1 million net of minority interest) occurred in the first and second quarters of 2002, respectively. In the above table, the first three quarters have been adjusted to reflect the nonrecurring compensation expense in the first and second quarters, rather than in the third quarter as previously reported. The column titled “Adjustment” reflects the adjusted amounts.

   (3)    Operating expenses include rental property operating expenses, depreciation and amortization, interest expense and litigation reserve.

   (4)    As reported in the Company’s Form 10-Q for the three months ended September 30, 2002 , in the third quarter of 2002, the Company recorded $2.7 million of additional gain ($2.4 million net of minority interest) that resulted from the sale of a building during the second quarter of 2002 that had not been recorded during that period due to an error in the consolidation process. In the above table, the second and third quarters have been adjusted to reflect the additional gain in the second quarter, rather than in the third quarter as previously reported. The column titled “Adjustment” reflects the adjusted amounts.

   (5)    Amounts represent net income available to Common Stockholders per share, which exclude preferred dividends.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. RESTATED QUARTERLY FINANCIAL DATA (Unaudited): — Continued

The following table sets forth quarterly financial information for the Company’s fiscal year ended December 31, 2001 ($ in thousands except per share amounts):

	First Quarter			Second Quarter			Third Quarter			Fourth Quarter			Total

	Previously Reported Amounts	Dis- continued Operations (1)	Restated Amounts	Previously Reported Amounts	Dis- continued Operations (1)	Restated Amounts	Previously Reported Amounts	Dis- continued Operations (1)	Restated Amounts	Previously Reported Amounts	Dis- continued Operations (1)	Restated Amounts	Previously Reported Amounts	Dis- continued Operations (1)	Restated Amounts

Rental revenue	$128,621	$(9,329)	$119,292	$126,194	$(9,081)	$117,113	$125,794	$(9,164)	$116,630	$126,241	$(10,000)	$116,241	$506,850	$(37,574)	$469,276
Operating expenses (2)	95,101	(4,674)	90,427	94,408	(4,533)	89,875	93,905	(5,151)	88,754	101,096	(5,217)	95,879	384,510	(19,575)	364,935
General and administrative	5,212	(4)	5,208	5,451	(3)	5,448	4,784	(3)	4,781	5,957	(4)	5,953	21,404	(14)	21,390
Total other income	8,646	(38)	8,608	9,372	(230)	9,142	8,347	(45)	8,302	7,400	(50)	7,350	33,765	(363)	33,402

	36,954	(4,689)	32,265	35,707	(4,775)	30,932	35,452	(4,055)	31,397	26,588	(4,829)	21,759	134,701	(18,348)	116,353
Gain on disposition of land and depreciable assets	7,071	—	7,071	5,670	—	5,670	3,357	—	3,357	74	—	74	16,172	—	16,172

	44,025	(4,689)	39,336	41,377	(4,775)	36,602	38,809	(4,055)	34,754	26,662	(4,829)	21,833	150,873	(18,348)	132,525
Minority interest	(5,251)	563	(4,688)	(5,095)	597	(4,498)	(4,820)	511	(4,309)	(3,782)	594	(3,188)	(18,948)	2,265	(16,683)

Income from continuing operations	38,774	(4,126)	34,648	36,282	(4,178)	32,104	33,989	(3,544)	30,445	22,880	(4,235)	18,645	131,925	(16,083)	115,842
Discontinued operations	—	4,126	4,126	—	4,178	4,178	—	3,544	3,544	—	4,235	4,235	—	16,083	16,083
	38,774	—	38,774	36,282	—	36,282	33,989	—	33,989	22,880	—	22,880	131,925	—	131,925
Extraordinary item	(193)	—	(193)	(325)	—	(325)	—	—	—	(196)	—	(196)	(714)	—	(714)

Net income	$38,581	$—	$38,581	$35,957	$—	$35,957	$33,989	$—	$33,989	$22,684	$—	$22,684	$131,211	$—	$131,211

Net income per share-basic:
Income from continuing operations	$0.54	$(0.07)	$0.47	$0.53	$(0.08)	$0.45	$0.49	$(0.07)	$0.42	$0.29	$(0.08)	$0.21	$1.85	$(0.30)	$1.55

Discontinued operations	$—	$0.07	$0.07	$—	$0.08	$0.08	$—	$0.07	$0.07	$—	$0.08	$0.08	$—	$0.30	$0.30

Net income (3)	$0.54	$—	$0.54	$0.52	$—	$0.52	$0.49	$—	$0.49	$0.29	$—	$0.29	$1.84	$—	$1.84

Net income per share-diluted:
Income from continuing operations	$0.54	$(0.07)	$0.47	$0.52	$(0.07)	$0.45	$0.49	$(0.07)	$0.42	$0.29	$(0.08)	$0.21	$1.84	$(0.29)	$1.55

Discontinued operations	$—	$0.07	$0.07	$—	$0.07	$0.07	$—	$0.07	$0.07	$—	$0.08	$0.08	$—	$0.29	$0.29

Net income (3)	$0.54	$—	$0.54	$0.51	$—	$0.51	$0.49	$—	$0.49	$0.29	$—	$0.29	$1.83	$—	$1.83

   (1)   On January 1, 2002, the Company adopted SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS 144, certain amounts from the first three quarters have been reclassified to discontinued operations to reflect the results of operations for those properties qualifying as discontinued operations as of December 31 2002. See Note 10 included herein for a more detailed discussion of the Company’s discontinued operations. The column titled “Discontinued Operations” reflects the amounts that have been reclassified.

   (2)   Operating expenses include rental property operating expenses, depreciation and amortization, interest expense and litigation reserve.

   (3)   Amounts represent net income available to Common Stockholders per share, which exclude preferred dividends.

HIGHWOODS PROPERTIES, INC.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2002
(In Thousands)

				Initial Cost		Cost Capitalized subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

Atlanta, GA
Two Point Royal	20060	Atlanta		1,793	14,951	—	382	1,793	15,333	17,126	2,074	1997	5-40 yrs.
400 North Business Park	20070	Atlanta		979	6,112	—	504	979	6,616	7,595	978	1985	5-40 yrs.
50 Glenlake	20080	Atlanta		2,500	20,000	—	289	2,500	20,289	22,789	2,725	1997	5-40 yrs.
6348 Northeast Expressway	20090	Atlanta		277	1,629	—	112	277	1,741	2,018	264	1978	5-40 yrs.
6438 Northeast Expressway	20100	Atlanta		181	2,225	—	123	181	2,348	2,529	368	1981	5-40 yrs.
Bluegrass Lakes I	20110	Atlanta		816	3,775	—	(3)	816	3,772	4,588	655	1999	5-40 yrs.
Bluegrass Place I	20130	Atlanta		491	2,016	—	54	491	2,070	2,561	294	1995	5-40 yrs.
Bluegrass Place II	20140	Atlanta		412	2,529	—	58	412	2,587	2,999	359	1996	5-40 yrs.
Bluegrass Valley	20150	Atlanta		1,500	—	—	4,253	1,500	4,253	5,753	388	2000	5-40 yrs.
Bluegrass Land Site V10	20160	Atlanta		1,824	—	—	—	1,824	—	1,824	—	1999	5-40 yrs.
Bluegrass Land Site V14	20170	Atlanta		2,365	—	—	—	2,365	—	2,365	—	1999	5-40 yrs.
Bluegrass Phase 2	60300	Atlanta		6,977	—	—	—	6,977	—	6,977	—	N/A	N/A
1700 Century Circle	28330	Atlanta		—	2,456	—	493	—	2,949	2,949	131	1983	5-40 yrs.
1700 Century Center	20180	Atlanta		1,115	3,148	—	667	1,115	3,815	4,930	910	1972	5-40 yrs.
1800 Century Boulevard	20190	Atlanta		1,441	28,939	—	9,288	1,441	38,227	39,668	4,905	1975	5-40 yrs.
1825 Century Center (CDC)	28610	Atlanta		864	11,539		4,916	864	16,455	17,319	173	2002	5-40 yrs.
1875 Century Boulevard	20200	Atlanta		—	8,790	—	598	—	9,388	9,388	1,507	1976	5-40 yrs.
1900 Century Boulevard	20210	Atlanta		—	4,721	—	919	—	5,640	5,640	1,167	1971	5-40 yrs.
2200 Century Parkway	20220	Atlanta		—	14,274	—	2,026	—	16,300	16,300	2,989	1971	5-40 yrs.
2400 Century Center	20230	Atlanta		—	14,970	—	69	—	15,039	15,039	3,429	1998	5-40 yrs.
2600 Century Parkway	20240	Atlanta		—	10,254	—	1,197	—	11,451	11,451	1,875	1973	5-40 yrs.
2635 Century Parkway	20250	Atlanta		—	21,083	—	1,513	—	22,596	22,596	3,758	1980	5-40 yrs.
2800 Century Parkway	20260	Atlanta		—	19,963	—	770	—	20,733	20,733	3,164	1983	5-40 yrs.
Chattahoochee Avenue	20270	Atlanta		248	1,817	—	306	248	2,123	2,371	502	1970	5-40 yrs.
Chastain Place I	20280	Atlanta		472	3,011	—	960	472	3,971	4,443	1,202	1997	5-40 yrs.
Chastain Place II	20290	Atlanta		607	2,097	—	17	607	2,114	2,721	579	1998	5-40 yrs.
Chastain Place III	20300	Atlanta		539	1,662	—	—	539	1,662	2,201	387	1999	5-40 yrs.
Corporate Lakes	20320	Atlanta		1,275	7,227	—	653	1,275	7,880	9,155	1,460	1988	5-40 yrs.
Cosmopolitan North	20330	Atlanta		2,855	4,155	—	1,536	2,855	5,691	8,546	1,329	1980	5-40 yrs.
Century Plaza I	20340	Atlanta		1,290	8,425	—	1,423	1,290	9,848	11,138	952	1981	5-40 yrs.
Century Plaza II	20350	Atlanta		1,380	7,589	—	1,092	1,380	8,681	10,061	758	1984	5-40 yrs.
Deerfield III	28070	Atlanta		1,010	3,341	—	—	1,010	3,341	4,351	56	2001	5-40 yrs.
EKA Chemical	20400	Atlanta		609	9,883	—	3	609	9,886	10,495	1,184	1998	5-40 yrs.
1035 Fred Drive	20410	Atlanta		270	1,239	—	284	270	1,523	1,793	196	1973	5-40 yrs.
5125 Fulton Industrial Drive	20430	Atlanta		578	3,116	—	141	578	3,257	3,835	538	1973	5-40 yrs.
Gwinnett Distribution Center	20470	Atlanta		1,128	5,943	—	752	1,128	6,695	7,823	1,106	1991	5-40 yrs.
Kennestone Corporate Center	20480	Atlanta		518	4,874	—	339	518	5,213	5,731	818	1985	5-40 yrs.
La Vista Business Park	20490	Atlanta		821	5,244	—	902	821	6,146	6,967	1,103	1973	5-40 yrs.
Norcross I & II	20500	Atlanta		326	1,979	—	103	326	2,082	2,408	321	1970	5-40 yrs.
Nortel	20510	Atlanta		3,342	32,109	—	14	3,342	32,123	35,465	3,849	1998	5-40 yrs.
Newpoint Place I	20520	Atlanta		825	3,799	—	308	825	4,107	4,932	1,351	1998	5-40 yrs.
Newpoint Place II	20530	Atlanta		1,436	3,321	47	1,575	1,483	4,896	6,379	721	1999	5-40 yrs.
Newpoint Place III	20540	Atlanta		661	1,866	—	710	661	2,576	3,237	610	1998	5-40 yrs.
Newpoint Place IV	28210	Atlanta		1,012	5,308	—	—	1,012	5,308	6,320	46	2001
Newpoint Place Land	20550	Atlanta		196	—	1,933	10	2,129	10	2,139	—	N/A	N/A
Oakbrook I	20570	Atlanta	(5)	873	4,948	—	535	873	5,483	6,356	957	1981	5-40 yrs.
Oakbrook II	20580	Atlanta	(5)	1,579	8,388	—	1,795	1,579	10,183	11,762	2,084	1983	5-40 yrs.
Oakbrook III	20590	Atlanta	(5)	1,480	8,388	—	544	1,480	8,932	10,412	1,577	1984	5-40 yrs.
Oakbrook IV	20600	Atlanta	(5)	953	5,400	—	464	953	5,864	6,817	1,054	1985	5-40 yrs.
Oakbrook V	20610	Atlanta	(5)	2,206	12,501	—	971	2,206	13,472	15,678	2,614	1985	5-40 yrs.
Oakbrook Summit	20620	Atlanta		950	6,572	—	790	950	7,362	8,312	1,320	1981	5-40 yrs.
Oxford Lake Business Center	20630	Atlanta		855	7,014	—	457	855	7,471	8,326	1,138	1985	5-40 yrs.
Peachtree Corners Land	20650	Atlanta		1,184	—		—	1,184	—	1,184	—	N/A	N/A
Southside Distribution Center	20690	Atlanta		810	1,219	—	3,481	810	4,700	5,510	740	1988	5-40 yrs.
Highwoods Center I at Tradeport	20720	Atlanta		305	3,299	—	119	305	3,418	3,723	756	1999	5-40 yrs.

				Initial cost		Cost Capitalized subsequent to Acquisition		Gross Amount at which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

Highwoods Center II at Tradeport	20710	Atlanta		635	3,474	—	757	635	4,231	4,866	749	1999	5-40 yrs.
Highwoods Center III at Tradeport	28590	Atlanta		402	2,121	3	1,132	405	3,253	3,658	650	2001	5-40 yrs.
Tradeport Land	20730	Atlanta		5,314	—	35	58	5,349	58	5,407	1	N/A	N/A
Tradeport Place I	20740	Atlanta		557	2,669	—	185	557	2,854	3,411	598	1999	5-40 yrs.
Tradeport II	20750	Atlanta		557	3,456	—	59	557	3,515	4,072	829	1999	5-40 yrs.
Tradeport III	20760	Atlanta		—	—	668	3,942	668	3,942	4,610	575	1999	5-40 yrs.
Tradeport IV	28260	Atlanta		661	3,182	—	636	661	3,818	4,479	163	2001	5-40 yrs.
Tradeport V	28740	Atlanta		459	1,815		489	459	2,304	2,763	14	2002	5-40 yrs.

Baltimore, MD
Sportsman Club Land	20770	Baltimore		24,702	—	—	—	24,702	—	24,702	—	N/A	N/A

Charlotte, NC						—
Ridgefield	20030	Charlotte		791	—	—	—	791	—	791	—	N/A	N/A
4101 Stuart Andrew Boulevard	20800	Charlotte		70	510	—	284	70	794	864	302	1984	5-40 yrs.
4105 Stuart Andrew Boulevard	20810	Charlotte		26	189	—	33	26	222	248	60	1984	5-40 yrs.
4109 Stuart Andrew Boulevard	20820	Charlotte		87	636	—	75	87	711	798	163	1984	5-40 yrs.
4201 Stuart Andrew Boulevard	20830	Charlotte		110	809	—	88	110	897	1,007	202	1982	5-40 yrs.
4205 Stuart Andrew Boulevard	20840	Charlotte		134	979	—	86	134	1,065	1,199	237	1982	5-40 yrs.
4209 Stuart Andrew Boulevard	20850	Charlotte		91	665	—	116	91	781	872	208	1982	5-40 yrs.
4215 Stuart Andrew Boulevard	20860	Charlotte		133	978	—	94	133	1,072	1,205	245	1982	5-40 yrs.
4301 Stuart Andrew Boulevard	20870	Charlotte		232	1,702	—	175	232	1,877	2,109	436	1982	5-40 yrs.
4321 Stuart Andrew Boulevard	20880	Charlotte		73	534	—	42	73	576	649	128	1982	5-40 yrs.
4601 Park Square	20890	Charlotte		2,601	7,802	—	341	2,601	8,143	10,744	1,021	1972	5-40 yrs.
Alston & Bird	20900	Charlotte		2,362	5,379	(2,362)	(5,379)	—	—	—	—	1965	5-40 yrs.
First Citizens Building	20910	Charlotte		647	5,528	—	719	647	6,247	6,894	1,635	1989	5-40 yrs.
Twin Lakes Distribution Center	20920	Charlotte		2,816	6,570	(2,816)	(6,570)	—	—	—	—	1991	5-40 yrs.
Mallard Creek I	20930	Charlotte		1,248	4,142	—	610	1,248	4,752	6,000	690	1986	5-40 yrs.
Mallard Creek III	20940	Charlotte		845	4,762	—	202	845	4,964	5,809	638	1990	5-40 yrs.
Mallard Creek IV	20950	Charlotte		348	1,152	—	12	348	1,164	1,512	143	1993	5-40 yrs.
Mallard Creek V	20960	Charlotte		1,665	8,738	—	2,697	1,665	11,435	13,100	1,657	1999	5-40 yrs.
Mallard Creek VI	20970	Charlotte		834	—		—	834	—	834	—	N/A	N/A
Oakhill Land	20990	Charlotte		2,797	—		—	2,797	—	2,797	—	N/A	N/A
Oakhill Business Park English Oak	21000	Charlotte	(5)	750	4,248	—	312	750	4,560	5,310	796	1984	5-40 yrs.
Oakhill Business Park Laurel Oak	21010	Charlotte	(5)	471	2,671	—	405	471	3,076	3,547	672	1984	5-40 yrs.
Oakhill Business Park Live Oak	21020	Charlotte		1,403	5,611	—	1,193	1,403	6,804	8,207	1,529	1989	5-40 yrs.
Oakhill Business Park Scarlet Oak	21030	Charlotte	(5)	1,073	6,078	—	545	1,073	6,623	7,696	1,295	1982	5-40 yrs.
Oakhill Business Park Twin Oak	21040	Charlotte	(5)	1,243	7,044	—	713	1,243	7,757	9,000	1,482	1985	5-40 yrs.
Oakhill Business Park Willow Oak	21050	Charlotte	(5)	442	2,505	—	910	442	3,415	3,857	1,000	1982	5-40 yrs.
Oakhill Business Park Water Oak	21060	Charlotte	(5)	1,623	9,196	—	965	1,623	10,161	11,784	2,126	1985	5-40 yrs.
Pinebrook	21070	Charlotte		846	4,607	—	409	846	5,016	5,862	837	1986	5-40 yrs.
One Parkway Plaza Building	21080	Charlotte		1,110	4,741	—	884	1,110	5,625	6,735	1,236	1982	5-40 yrs.
Two Parkway Plaza Building	21090	Charlotte		1,694	6,777	—	1,675	1,694	8,452	10,146	2,383	1983	5-40 yrs.
Three Parkway Plaza Building	21100	Charlotte	(3)	1,570	6,282	—	881	1,570	7,163	8,733	1,640	1984	5-40 yrs.
Six Parkway Plaza Building	21110	Charlotte		—	2,438	—	531	—	2,969	2,969	858	1996	5-40 yrs.
Seven Parkway Plaza Building	21120	Charlotte		—	4,648	—	253	—	4,901	4,901	894	1985	5-40 yrs.
Eight Parkway Plaza Building	21130	Charlotte		—	4,698	—	202	—	4,900	4,900	878	1986	5-40 yrs.
Nine Parkway Plaza Building	21140	Charlotte		—	6,008	—	(6,008)	—	—	—	—	1984	5-40 yrs.
Eleven Parkway Plaza	21150	Charlotte		—	2,328	160	220	160	2,548	2,708	539	1999	5-40 yrs.
Twelve Parkway Plaza	21160	Charlotte		112	1,489	—	302	112	1,791	1,903	316	1999	5-40 yrs.
Fourteen Parkway Plaza Building	21170	Charlotte		483	6,077	—	994	483	7,071	7,554	1,142	1999	5-40 yrs.
University Center	28400	Charlotte		1,296	216		—	1,296	216	1,512	17	2001	5-40 yrs.
University Center — Land	28410	Charlotte		7,959	—	—	—	7,959	—	7,959	—	N/A	N/A
Oakhill Land	28700	Charlotte		1,157	—	—	—	1,157	—	1,157	—	N/A	N/A

Columbia, SC
Centerpoint I	21270	Columbia		1,313	7,441	—	444	1,313	7,885	9,198	1,416	1988	5-40 yrs.
Centerpoint II	21280	Columbia		1,183	8,724	—	13	1,183	8,737	9,920	1,869	1996	5-40 yrs.
Centerpoint V	21290	Columbia		265	1,279	—	348	265	1,627	1,892	451	1997	5-40 yrs.
Centerpoint VI	21300	Columbia		273	—		—	273	—	273	—	N/A	N/A
Fontaine I	21310	Columbia		1,219	6,907	—	1,446	1,219	8,353	9,572	1,442	1985	5-40 yrs.
Fontaine II	21320	Columbia		941	5,335	—	836	941	6,171	7,112	1,572	1987	5-40 yrs.
Fontaine III	21330	Columbia		853	4,333	—	120	853	4,453	5,306	841	1988	5-40 yrs.
Fontaine V	21340	Columbia		395	2,237	—	19	395	2,256	2,651	355	1990	5-40 yrs.

Piedmont Triad, NC
6348 Burnt Poplar	21390	Piedmont Triad		721	2,883	—	42	721	2,925	3,646	574	1990	5-40 yrs.
6350 Burnt Poplar	21400	Piedmont Triad		339	1,365	—	64	339	1,429	1,768	295	1992	5-40 yrs.
Chinney Rock A/B	21410	Piedmont Triad		1,610	3,757	1	514	1,611	4,271	5,882	638	1981	5-40 yrs.
Chinney Rock C	21420	Piedmont Triad		604	1,408	—	108	604	1,516	2,120	174	1983	5-40 yrs.

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

Chimney Rock D	21430	Piedmont Triad		236	550	—	93	236	643	879	113	1983	5-40 yrs.
Chimney Rock E	21440	Piedmont Triad		1,692	3,948	1	365	1,693	4,313	6,006	494	1985	5-40 yrs.
Chimney Rock F	21450	Piedmont Triad		1,431	3,338	1	267	1,432	3,605	5,037	409	1987	5-40 yrs.
Chimney Rock G	21460	Piedmont Triad		1,044	2,435	1	184	1,045	2,619	3,664	298	1987	5-40 yrs.
Deep River Corporate Center	21470	Piedmont Triad		1,033	5,855	—	434	1,033	6,289	7,322	1,190	1989	5-40 yrs.
Airpark East-Copier Consultants	21480	Piedmont Triad	(2)	252	1,008	(29)	124	223	1,132	1,355	250	1990	5-40 yrs.
Airpark East-Building 1	21490	Piedmont Triad	(2)	377	1,510	—	160	377	1,670	2,047	393	1990	5-40 yrs.
Airpark East-Building 2	21500	Piedmont Triad	(2)	461	1,842	—	174	461	2,016	2,477	373	1986	5-40 yrs.
Airpark East-Building 3	21510	Piedmont Triad	(2)	321	1,283	—	214	321	1,497	1,818	340	1986	5-40 yrs.
Airpark East-HewlettPackard	21520	Piedmont Triad	(2)	465	727	559	336	1,024	1,063	2,087	325	1996	5-40 yrs.
Airpark East-Inacom Building	21530	Piedmont Triad	(2)	265	478	396	294	661	772	1,433	300	1996	5-40 yrs.
Airpark East-Simplex	21540	Piedmont Triad	(2)	271	526	349	263	620	789	1,409	253	1997	5-40 yrs.
Airpark East-Building A	21550	Piedmont Triad	(2)	541	2,913	(33)	844	508	3,757	4,265	983	1986	5-40 yrs.
Airpark East-Building B	21560	Piedmont Triad	(2)	779	3,200	(43)	753	736	3,953	4,689	943	1988	5-40 yrs.
Airpark East-Building C	21570	Piedmont Triad	(2)	2,384	9,535	—	2,229	2,384	11,764	14,148	2,517	1990	5-40 yrs.
Airpark East-Building D	21580	Piedmont Triad	(2)	850	3,213	1,025	1,472	1,875	4,685	6,560	1,219	1997	5-40 yrs.
Airpark East-Service Center 1	21610	Piedmont Triad	(2)	275	1,099	(39)	174	236	1,273	1,509	329	1985	5-40 yrs.
Airpark East-Service Center 2	21620	Piedmont Triad	(2)	222	889	(31)	119	191	1,008	1,199	234	1985	5-40 yrs.
Airpark East-Service Center 3	21630	Piedmont Triad	(2)	304	1,214	—	163	304	1,377	1,681	309	1985	5-40 yrs.
Airpark East-Service Center 4	21640	Piedmont Triad	(2)	224	898	—	187	224	1,085	1,309	275	1985	5-40 yrs.
Airpark East-Service Court	21650	Piedmont Triad	(2)	194	774	(24)	66	170	840	1,010	194	1990	5-40 yrs.
Airpark East-Warehouse 1	21660	Piedmont Triad	(2)	384	1,535	(29)	99	355	1,634	1,989	357	1985	5-40 yrs.
Airpark East-Warehouse 2	21670	Piedmont Triad	(2)	372	1,488	—	141	372	1,629	2,001	389	1985	5-40 yrs.
Airpark East-Warehouse 3	21680	Piedmont Triad	(2)	370	1,480	(30)	55	340	1,535	1,875	319	1986	5-40 yrs.
Airpark East-Warehouse 4	21690	Piedmont Triad	(2)	657	2,628	—	182	657	2,810	3,467	643	1988	5-40 yrs.
Airpark East-Highland	21700	Piedmont Triad	(2)	175	699	(30)	390	145	1,089	1,234	187	1990	5-40 yrs.
Inman Road Land	21830	Piedmont Triad		941	—		—	941	—	941	—	N/A	N/A
7906 Industrial Village Road	21840	Piedmont Triad		62	455	—	23	62	478	540	91	1985	5-40 yrs.
7908 Industrial Village Road	21850	Piedmont Triad		62	455	—	34	62	489	551	114	1985	5-40 yrs.
7910 Industrial Village Road	21860	Piedmont Triad		62	455	—	50	62	505	567	112	1985	5-40 yrs.
Jefferson Pilot Land	21870	Piedmont Triad		17,696	—	—	—	17,696	—	17,696	—	N/A	N/A
Airpark North -DC1	21880	Piedmont Triad	(2)	723	2,891	134	243	857	3,134	3,991	648	1986	5-40 yrs.
Airpark North -DC2	21890	Piedmont Triad	(2)	1,094	4,375	203	246	1,297	4,621	5,918	936	1987	5-40 yrs.
Airpark North -DC3	21900	Piedmont Triad	(2)	378	1,511	70	215	448	1,726	2,174	474	1988	5-40 yrs.
Airpark North -DC4	21910	Piedmont Triad	(2)	377	1,508	70	141	447	1,649	2,096	398	1988	5-40 yrs.
Airpark North Land	21920	Piedmont Triad		804	—	(804)	—	—	—	—	—	N/A	N/A
2606 Phoenix Drive-100 Series	21940	Piedmont Triad		63	466	—	13	63	479	542	90	1989	5-40 yrs.
2606 Phoenix Drive-200 Series	21950	Piedmont Triad		63	466	—	91	63	557	620	135	1989	5-40 yrs.
2606 Phoenix Drive-300 Series	21960	Piedmont Triad		31	229	—	125	31	354	385	93	1989	5-40 yrs.
2606 Phoenix Drive-400 Series	21970	Piedmont Triad		52	382	—	34	52	416	468	85	1989	5-40 yrs.
2606 Phoenix Drive-500 Series	21980	Piedmont Triad		64	471	—	32	64	503	567	109	1989	5-40 yrs.
2606 Phoenix Drive-600 Series	21990	Piedmont Triad		78	575	—	31	78	606	684	131	1989	5-40 yrs.
2606 Phoenix Drive-700 Series	22000	Piedmont Triad		—	533	—	203	—	736	736	171	1988	5-40 yrs.
2606 Phoenix Drive-800 Series	22010	Piedmont Triad			2,308		303	—	2,611	2,611	156	1989	5-40 yrs.
Highwoods Park Building I	28670	Piedmont Triad		1,980	7,273	12	1,035	1,992	8,308	10,300	61	2001	5-40 yrs.
500 Radar Road	22110	Piedmont Triad		202	1,484	—	168	202	1,652	1,854	361	1981	5-40 yrs.
502 Radar Road	22120	Piedmont Triad		39	285	—	85	39	370	409	112	1986	5-40 yrs.
504 Radar Road	22130	Piedmont Triad		39	285	—	35	39	320	359	65	1986	5-40 yrs.
506 Radar Road	22140	Piedmont Triad		39	285	—	19	39	304	343	60	1986	5-40 yrs.
Regency One-Piedmont Center	22150	Piedmont Triad		515	2,347	—	583	515	2,930	3,445	755	1996	5-40 yrs.
Regency Two-Piedmont Center	22160	Piedmont Triad		435	1,859	—	536	435	2,395	2,830	799	1996	5-40 yrs.
Sears Cenfact	22170	Piedmont Triad		861	3,446	(31)	348	830	3,794	4,624	761	1989	5-40 yrs.
Airpark South Warehouse I	22210	Piedmont Triad		537	2,934	8	(422)	545	2,512	3,057	501	1998	5-40 yrs.
Airpark South Warehouse 2	22220	Piedmont Triad		733	2,548	11	(36)	744	2,512	3,256	223	1999	5-40 yrs.
Airpark South Warehouse 3	22230	Piedmont Triad		599	2,365	—	—	599	2,365	2,964	174	1999	5-40 yrs.
Airpark South Warehouse 4	22240	Piedmont Triad		489	2,175	7	246	496	2,421	2,917	423	1999	5-40 yrs.
Airpark South Warehouse 6	22250	Piedmont Triad		1,690	3,915	26	7	1,716	3,922	5,638	375	1999	5-40 yrs.
Airpark West 1	22270	Piedmont Triad	(3)	954	3,817	—	895	954	4,712	5,666	1,252	1984	5-40 yrs.
Airpark West 2	22280	Piedmont Triad	(3)	887	3,536	(3)	605	884	4,141	5,025	1,126	1985	5-40 yrs.
Airpark West 4	22290	Piedmont Triad	(3)	226	903	—	213	226	1,116	1,342	301	1985	5-40 yrs.
Airpark West 5	22300	Piedmont Triad	(3)	242	966	—	179	242	1,145	1,387	279	1985	5-40 yrs.
Airpark West 6	22310	Piedmont Triad	(3)	326	1,308	—	181	326	1,489	1,815	379	1985	5-40 yrs.
7327 West Friendly Avenue	22320	Piedmont Triad		60	441	(60)	(441)	—	—	—	—	1987	5-40 yrs.
7339 West Friendly Avenue	22330	Piedmont Triad		63	465	(63)	(465)	—	—	—	—	1989	5-40 yrs.
7341 West Friendly Avenue	22340	Piedmont Triad		113	831	—	137	113	968	1,081	229	1988	5-40 yrs.
7343 West Friendly Avenue	22350	Piedmont Triad		72	531	—	48	72	579	651	121	1988	5-40 yrs.
7345 West Friendly Avenue	22360	Piedmont Triad		66	485	—	25	66	510	576	101	1988	5-40 yrs.
7347 West Friendly Avenue	22370	Piedmont Triad		97	709	—	85	97	794	891	196	1988	5-40 yrs.
7349 West Friendly Avenue	22380	Piedmont Triad		53	388	—	23	53	411	464	84	1988	5-40 yrs.
7351 West Friendly Avenue	22390	Piedmont Triad		106	778	—	30	106	808	914	164	1988	5-40 yrs.

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

7353 West Friendly Avenue	22400	Piedmont Triad		123	901	—	50	123	951	1,074	174	1988	5-40 yrs.
7355 West Friendly Avenue	22410	Piedmont Triad		72	525	—	47	72	572	644	112	1988	5-40 yrs.
150 Stratford	26180	Piedmont Triad		2,777	11,459	—	564	2,777	12,023	14,800	2,536	1991	5-40 yrs.
ALO	26190	Piedmont Triad		177	986	—	8	177	994	1,171	63	1998	5-40 yrs.
Chesapeake	26200	Piedmont Triad	(3)	1,236	4,944	—	7	1,236	4,951	6,187	977	1993	5-40 yrs.
Forsyth Corporate Center	26210	Piedmont Triad	(5)	326	1,850	—	707	326	2,557	2,883	706	1985	5-40 yrs.
The Knollwood-370	26230	Piedmont Triad	(2)	1,819	7,451	—	515	1,819	7,966	9,785	1,759	1994	5-40 yrs.
The Knollwood-380	26240	Piedmont Triad	(2)	2,977	11,912	—	1,303	2,977	13,215	16,192	2,924	1990	5-40 yrs.
The Knollwood -380 Retail	26260	Piedmont Triad	(2)	—	1	—	187	—	188	188	93	1995	5-40 yrs.
101 Stratford	26290	Piedmont Triad		1,205	6,810	—	447	1,205	7,257	8,462	1,040	1986	5-40 yrs.
160 Stratford - Land	28370	Piedmont Triad		966	—	—	—	966	—	966	—	N/A	N/A
Consolidated Center/ Building I	26300	Piedmont Triad		625	2,126	—	89	625	2,215	2,840	302	1983	5-40 yrs.
Consolidated Center/ Building II	26310	Piedmont Triad		625	4,376	—	151	625	4,527	5,152	623	1983	5-40 yrs.
Consolidated Center/ Building III	26320	Piedmont Triad		680	3,522	—	57	680	3,579	4,259	460	1989	5-40 yrs.
Consolidated Center/ Building IV	26330	Piedmont Triad		376	1,624	—	269	376	1,893	2,269	369	1989	5-40 yrs.
Madison Park - Building 5610	26460	Piedmont Triad		211	493	—	25	211	518	729	75	1988	5-40 yrs.
Madison Park - Building 5620	26470	Piedmont Triad		941	2,196	—	26	941	2,222	3,163	276	1983	5-40 yrs.
Madison Park - Building 5630	26480	Piedmont Triad		1,486	3,468	—	39	1,486	3,507	4,993	410	1983	5-40 yrs.
Madison Park - Building 5635	26490	Piedmont Triad		893	2,083	—	466	893	2,549	3,442	632	1986	5-40 yrs.
Madison Park - Building 5640	26500	Piedmont Triad		3,632	8,476	—	88	3,632	8,564	12,196	1,024	1985	5-40 yrs.
Madison Park - Building 5650	26510	Piedmont Triad		1,081	2,522	—	29	1,081	2,551	3,632	317	1984	5-40 yrs.
Madison Park - Building 5660	26520	Piedmont Triad		1,910	4,456	—	48	1,910	4,504	6,414	548	1984	5-40 yrs.
Madison Park - Building 5655	26530	Piedmont Triad		5,891	13,753	—	141	5,891	13,894	19,785	1,717	1987	5-40 yrs.
500 Northridge	26570	Piedmont Triad		1,789	4,174	—	206	1,789	4,380	6,169	651	1988	5-40 yrs.
711 Almondridge		Piedmont Triad		280	694	—	—	280	694	974	—	1988	5-40 yrs.
710 Almondridge		Piedmont Triad		2,180	8,730	—	—	2,180	8,730	10,910	—	1989	5-40 yrs.
520 Northridge		Piedmont Triad		1,541	3,777	—	—	1,541	3,777	5,318	—	1988	5-40 yrs.
531 Northridge Warehouse		Piedmont Triad		4,596	10,967	—	—	4,596	10,967	15,563	—	1989	5-40 yrs.
531 Northridge Office		Piedmont Triad		706	1,683	—	—	706	1,683	2,389	—	1989	5-40 yrs.
540 Northridge		Piedmont Triad		1,952	4,681	—	—	1,952	4,681	6,633	—	1987	5-40 yrs.
550 Northridge		Piedmont Triad		447	1,081	—	—	447	1,081	1,528	—	1989	5-40 yrs.
US Airways	26630	Piedmont Triad	(5)	2,625	14,824	—	245	2,625	15,069	17,694	1,966	1970-1987	5-40 yrs.
University Commercial Center-Landmark 3	26660	Piedmont Triad		429	1,771	—	321	429	2,092	2,521	461	1985	5-40 yrs.
University Commercial Center-Archer 4	26670	Piedmont Triad		514	2,058	—	203	514	2,261	2,775	529	1986	5-40 yrs.
University Commercial Center-Service Center 1	26680	Piedmont Triad		276	1,155	—	140	276	1,295	1,571	294	1983	5-40 yrs.
University Commercial Center-Service Center 2	26690	Piedmont Triad		215	859	—	126	215	985	1,200	259	1983	5-40 yrs.
University Commercial Center-Service Center 3	26700	Piedmont Triad		167	668	—	250	167	918	1,085	190	1984	5-40 yrs.
University Commercial Center-Warehouse 1	26710	Piedmont Triad		203	812	—	9	203	821	1,024	162	1983	5-40 yrs.
University Commercial Center-Warehouse 2	26720	Piedmont Triad		196	786	—	16	196	802	998	159	1983	5-40 yrs.
Westpoint Business Park-BMF	26730	Piedmont Triad		795	3,181	—	4	795	3,185	3,980	627	1986	5-40 yrs.
Westpoint Business Park-Luwabahnson	26740	Piedmont Triad		346	1,384	—	1	346	1,385	1,731	273	1990	5-40 yrs.
Westpoint Business Park-3 & 4		Piedmont Triad		111	445	—	—	111	445	556	—	1988	5-40 yrs.
Westpoint Business Park Land	26760	Piedmont Triad		861	—	—	—	861	—	861	—	N/A	5-40 yrs.
Westpoint Business Park-Wp 11	26780	Piedmont Triad		393	1,570	—	86	393	1,656	2,049	357	1988	5-40 yrs.
Westpoint Business Park-Wp 12		Piedmont Triad		329	1,337	—	—	329	1,337	1,666	—	1988	5-40 yrs.
Westpoint Business Park-Wp 13	26800	Piedmont Triad		297	1,192	—	224	297	1,416	1,713	255	1988	5-40 yrs.
Westpoint Business Park-Fairchild	26810	Piedmont Triad		640	2,577	—	25	640	2,602	3,242	512	1990	5-40 yrs.
Westpoint Business Park-Warehouse5		Piedmont Triad		157	671	—	—	157	671	828	—	1995	5-40 yrs.
Enterprise Warehouse I	28420	Piedmont Triad		487	2,960	—	745	487	3,705	4,192	96	2002	5-40 yrs.
Brigham Road - Land	28710	Piedmont Triad		7,299	—	—	—	7,299	—	7,299	—	N/A	N/A

Greenville, SC
385 Land	22420	Greenville		1,800	—		—	1,800	—	1,800	—	N/A	N/A
Bank of America Plaza	22430	Greenville		642	9,349	—	2,519	642	11,868	12,510	2,201	1973	5-40 yrs.
MetLife @ Brookfield	28490	Greenville		1,023	8,336	9	2,905	1,032	11,241	12,273	490	2001	5-40 yrs.
Brookfield Plaza	22440	Greenville	(5)	1,489	8,437	—	1,054	1,489	9,491	10,980	1,965	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	22450	Greenville		3,022	17,125	—	24	3,022	17,149	20,171	2,707	1990	5-40 yrs.
Brookfield YMCA	22460	Greenville		33	189	(33)	(189)	—	—	—	—	1990	5-40 yrs.
385 Building 1	22470	Greenville		1,413	1,401	—	2,799	1,413	4,200	5,613	1,060	1998	5-40 yrs.
Patewood I	22480	Greenville		942	5,016	—	537	942	5,553	6,495	783	1985	5-40 yrs.
Patewood II	22490	Greenville		942	5,018	—	503	942	5,521	6,463	927	1987	5-40 yrs.
Patewood III	22500	Greenville	(5)	835	4,733	—	222	835	4,955	5,790	898	1989	5-40 yrs.
Patewood IV	22510	Greenville	(5)	1,210	6,856	—	192	1,210	7,048	8,258	1,097	1989	5-40 yrs.
Patewood V	22520	Greenville	(5)	1,677	9,503	—	110	1,677	9,613	11,290	1,592	1990	5-40 yrs.
Patewood VI	22530	Greenville		2,360	9,643	—	(7)	2,360	9,636	11,996	2,132	1999	5-40 yrs.
770 Pelham Road	22540	Greenville		705	2,778	—	323	705	3,101	3,806	396	1989	5-40 yrs.
Patewood Business Center	22550	Greenville		1,312	7,436	—	337	1,312	7,773	9,085	1,378	1983	5-40 yrs.
Verizon Wireless	28640	Greenville		1,790	12,701		16	1,790	12,717	14,507	298	2002	5-40 yrs.

Jacksonville, FL

				Initial Cost		Cost Capitalized subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

9A Land	22640	Jacksonville		4,446	—	(4,446)	—	—	—	—	—	N/A	N/A
Belfort Park VI - Land	22700	Jacksonville		480	—	(355)	—	125	—	125	—	N/A	N/A
Belfort Park VII - Land	22710	Jacksonville		1,858	—	—	—	1,858	—	1,858	—	N/A	N/A

Shawnee Mission, KS
Corinth Square North Shops	26900	Shawnee Mission		2,693	10,772	—	761	2,693	11,533	14,226	1,326	1962	5-40 yrs.
Corinth Shops South	26910	Shawnee Mission		1,043	4,172	—	293	1,043	4,465	5,508	499	1953	5-40 yrs.
Fairway Shops	26930	Shawnee Mission	2,429	673	2,694	—	565	673	3,259	3,932	397	1940	5-40 yrs.
Prairie Village Rest & Bank	27050	Shawnee Mission	(6)	—	—	—	1,372	—	1,372	1,372	97	1948	5-40 yrs.
Prairie Village Shops	27060	Shawnee Mission	(6)	3,289	13,157	—	3,180	3,289	16,337	19,626	1,987	1948	5-40 yrs.
Shannon Valley Shopping Center	27120	Shawnee Mission	5,893	1,669	6,678	—	2,107	1,669	8,785	10,454	1,196	1988	5-40 yrs.
Brymar Building	27470	Shawnee Mission		329	1,317	(329)	(1,317)	—	—	—	—	1968	5-40 yrs.
Corinth Executive Building	27490	Shawnee Mission		514	2,054	—	697	514	2,751	3,265	430	1973	5-40 yrs.
Corinth Office Building	27510	Shawnee Mission	719	529	2,116	—	374	529	2,490	3,019	307	1960	5-40 yrs.
Fairway North	27540	Shawnee Mission		753	3,013	—	673	753	3,686	4,439	571	1985	5-40 yrs.
Fairway West	27550	Shawnee Mission	1,775	851	3,402	—	495	851	3,897	4,748	650	1983	5-40 yrs.
Land - Kansas	27630	Shawnee Mission		11,853	—	—	—	11,853	—	11,853	—	N/A	N/A
Nichols Building	27670	Shawnee Mission	762	490	1,959	—	253	490	2,212	2,702	329	1978	5-40 yrs.
Prairie Village Office Center	27760	Shawnee Mission		749	2,997	—	589	749	3,586	4,335	482	1960	5-40 yrs.

Kansas City, MO
Country Club Plaza - 48th & Penn	26830	Kansas City	(4)	418	3,736	—	2,114	418	5,850	6,268	795	1948	5-40 yrs.
Country Club Plaza - Balcony Retail	26840	Kansas City	(4)	889	8,002	—	4,831	889	12,833	13,722	1,516	1925	5-40 yrs.
Country Club Plaza - Retail	26860	Kansas City	(4)		433			—	433	433	34	N/A
Country Club Plaza - Court of the Penguins	26870	Kansas City	(4)	566	5,091	—	2,641	566	7,732	8,298	939	1945	5-40 yrs.
Country Club Plaza - Esplanade Retail	26920	Kansas City	(4)	748	6,734	—	3,755	748	10,489	11,237	1,261	1928	5-40 yrs.
Country Club Plaza - Halls Block	26970	Kansas City	(4)	275	2,478	—	822	275	3,300	3,575	369	1964	5-40 yrs.
Country Club Plaza - Macy Block	26990	Kansas City	(4)	504	4,536	—	1,617	504	6,153	6,657	668	1926	5-40 yrs.
Country Club Plaza - Millcreek Retail	27000	Kansas City	(4)	602	5,422	—	2,759	602	8,181	8,783	1,142	1920	5-40 yrs.
Country Club Plaza - Nichols Retail	27010	Kansas City	(4)	600	5,402	—	1,802	600	7,204	7,804	800	1930	5-40 yrs.
Country Club Plaza - Plaza Central	27030	Kansas City	(4)	405	3,649	—	2,020	405	5,669	6,074	856	1958	5-40 yrs.
Country Club Plaza - Savings South	27040	Kansas City	(4)	357	3,211	—	3,124	357	6,335	6,692	727	1948	5-40 yrs.
Country Club Plaza - Granada Shops	28380	Kansas City		—	4,045		513	—	4,558	4,558	54	2002	5-40 yrs.
Country Club Plaza - Seville Shops West	27100	Kansas City	(4)	300	2,696	—	12,607	300	15,303	15,603	1,640	1999	5-40 yrs.
Country Club Plaza - Seville Square	27110	Kansas City	(4)	—	20,973	—	1,879	—	22,852	22,852	1,911	1999	5-40 yrs.
Country Club Plaza - Swanson Block	27130	Kansas City	(4)	949	8,537	—	3,054	949	11,591	12,540	1,278	1967	5-40 yrs.
Country Club Plaza - Theatre Retail	27150	Kansas City	(4)	1,197	10,769	—	6,524	1,197	17,293	18,490	2,130	1928	5-40 yrs.
Country Club Plaza - Time Retail	27160	Kansas City	(4)	1,292	11,627	—	8,101	1,292	19,728	21,020	1,909	1929	5-40 yrs.
Country Club Plaza - Triangle Block	27170	Kansas City	(4)	308	2,771	—	1,374	308	4,145	4,453	525	1925	5-40 yrs.
Country Club Plaza - Valencia Place Retail	27190	Kansas City	(4)	—	2,245	441	15,300	441	17,545	17,986	1,301	1999	5-40 yrs.
Country Club Plaza - Balcony Office	27440	Kansas City	(4)	65	585	—	255	65	840	905	137	1928	5-40 yrs.
Country Club Plaza - Esplanade Office	27530	Kansas City	(4)	375	3,374	—	109	375	3,483	3,858	397	1945	5-40 yrs.
Country Club Plaza - Millcreek Office	27650	Kansas City	(4)	79	717	—	215	79	932	1,011	139	1925	5-40yrs.
Country Club Plaza - Theatre Office	27950	Kansas City	(4)	242	2,179	—	654	242	2,833	3,075	380	1928	5-40 yrs.
Country Club Plaza - Time Office	27960	Kansas City	(4)	199	1,792	—	528	199	2,320	2,519	313	1945	5-40 yrs.
Brookside Shopping Center	26850	Kansas City		2,002	8,602	154	1,223	2,156	9,825	11,981	1,293	1919	5-40 yrs.
Colonial Shops	26880	Kansas City		138	550	—	176	138	726	864	155	1907	5-40 yrs.
Retail Ground Leases	26950/40	Kansas City		1,061	—	—	—	1,061	—	1,061	—	N/A	N/A
Red Bridge Shops	27080	Kansas City		1,091	4,364	(1,091)	(4,364)	—	—	—	—	1959	5-40 yrs.
Neptune Apartments	27320	Kansas City	4,212	1,073	6,079	—	380	1,073	6,459	7,532	803	1988	5-40 yrs.
Parklane	27330	Kansas City		273	1,548	—	169	273	1,717	1,990	190	1924	5-40 yrs.
Wornall Road Apartments	27400	Kansas City		30	171	—	23	30	194	224	22	1918	5-40 yrs.
4900 Main	27410	Kansas City			12,809		(12,809)	—	—	—	—	1986	5-40 yrs.
63rd & Brookside	27420	Kansas City		71	283	—	48	71	331	402	44	1919	5-40 yrs.
Land - Missouri	27660	Kansas City		6,507	190	(1,343)	—	5,164	190	5,354	21	N/A	5-40 yrs.
Nichols Block Office	27680	Kansas City	(4)	74	668	—	87	74	755	829	128	1938	5-40 yrs.
One Ward Parkway	27720	Kansas City		666	2,663	—	2,136	666	4,799	5,465	639	1980	5-40 yrs.
Park Plaza	27740	Kansas City	(4)	1,352	5,409		1,818	1,352	7,227	8,579	878	1983	5-40 yrs.
Parkway Building	27770	Kansas City		395	1,578	—	724	395	2,302	2,697	339	1906-1910	5-40 yrs.
Somerset	27920	Kansas City		30	122	—	—	30	122	152	14	1998	5-40 yrs.
Two Brush Creek	27940	Kansas City		961	3,845	—	877	961	4,722	5,683	581	1983	5-40 yrs.
Valencia Place Office	27970	Kansas City	(4)	1,530	27,548	—	9,011	1,530	36,559	38,089	3,195	1999	5-40 yrs.
Alameda Towers	60220	Kansas City		—	231	—	—	—	231	231	—	N/A	N/A
KC Residential	60270	Kansas City		553	—	—	—	553	—	553	—	N/A	N/A
Rental Houses	27980	Kansas City		—	940	—	69	—	1,009	1,009	120	1960	5-40 yrs.
St. Charles Apartments	27990	Kansas City		29	163	—	—	29	163	192	20	1922	5-40 yrs.
Oak Park Mall Ground Lease	28030	Kansas City	19,000	19,095	—	—	—	19,095	—	19,095	—	N/A	5-40 yrs.
JCN Land	28040	Kansas City		871	—	—	—	871	—	871	—	N/A	N/A

Memphis, TN

Description	JDE	City	2002 Encumberance	Initial Cost		Cost Capitalized subsequent to Acquistion		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed

				Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements

Atrium I & II	22810	Memphis		1,530	6,121	40	660	1,570	6,781	8,351	1,129	1984	5-40 yrs.
Centrum	22820	Memphis		1,013	5,488	—	391	1,013	5,879	6,892	910	1979	5-40 yrs.
The Colonnade	22830	Memphis		1,300	7,994	—	20	1,300	8,014	9,314	1,685	1998	5-40 yrs.
Hickory Hill Medical Plaza	22840	Memphis		398	2,256	—	131	398	2,387	2,785	407	1988	5-40 yrs.
3400 Players Club Parkway	22850	Memphis	(5)	1,005	5,515	—	13	1,005	5,528	6,533	1,494	1997	5-40 yrs.
International Place II	22860	Memphis		4,847	27,469	—	1,313	4,847	28,782	33,629	5,279	1988	5-40 yrs.
International Place 3		Memphis		—	25,761	—	(25,761)	—	—	—	—	2001	5-40 yrs.
6000 Poplar Ave	28290	Memphis		2,340	11,385	—	382	2,340	11,767	14,107	681	1985	5-40 yrs.
6060 Poplar Ave	28300	Memphis		1,980	8,677	—	357	1,980	9,034	11,014	484	1987	5-40 yrs.
Shadow Creek I	28310	Memphis		973	5,493	—	1,892	973	7,385	8,358	674	2000	5-40 yrs.
Shadow Creek II	28650	Memphis		723	6,041	11	445	734	6,486	7,220	104	2001	5-40 yrs.
Southwind Office Center A	22890	Memphis		996	5,643	—	369	996	6,012	7,008	1,080	1991	5-40 yrs.
Southwind Office Center B	22900	Memphis		1,356	7,684	—	449	1,356	8,133	9,489	1,503	1990	5-40 yrs.
Southwind Office Center C	22920	Memphis	(5)	1,070	5,924	—	—	1,070	5,924	6,994	958	1998	5-40 yrs.
Southwind Office Center D	22910	Memphis		744	6,232	—	(35)	744	6,197	6,941	1,101	1999	5-40 yrs.

Norfolk, VA
Greenbrier Business Center	22570	Norfolk		936	5,305	—	177	936	5,482	6,418	904	1984	5-40 yrs.

Nashville, TN
Eakin & Smith	11140	Nashville		2,692	11,914			2,692	11,914	14,606	2,086	1999	5-40 yrs.
3322 West End	22930	Nashville		3,021	27,266	4	1,851	3,025	29,117	32,142	2,325	1986	5-40 yrs.
3401 Westend	22940	Nashville		6,103	23,343	(1,224)	(260)	4,879	23,083	27,962	4,739	1982	5-40 yrs.
5310 Maryland Way	22950	Nashville		1,923	7,360	(368)	(1,036)	1,555	6,324	7,879	1,059	1994	5-40 yrs.
Hickory Trace	22960	Nashville		1,164	4,321	—	1,741	1,164	6,062	7,226	241	N/A	N/A
SouthPointe	22970	Nashville		1,655	9,059	—	203	1,655	9,262	10,917	2,423	1998	5-40 yrs.
BNA Corporate Center	22980	Nashville		—	22,588	—	(1,091)	—	21,497	21,497	4,010	1985	5-40 yrs.
Caterpillar Financial Center	22990	Nashville		5,120	31,553	(5,120)	(31,553)	—	—	—	—	1999	5-40 yrs.
Century City Plaza I	23000	Nashville		903	3,612	—	732	903	4,344	5,247	962	1987	5-40 yrs.
Cool Springs II	23020	Nashville		2,285	15,535	—	5,273	2,285	20,808	23,093	981	N/A	N/A
Cool Springs I	23030	Nashville		1,983	13,854	—	1,345	1,983	15,199	17,182	2,994	1999	5-40 yrs.
Eastpark I, II, & III	23040	Nashville		3,137	11,842	(766)	(10)	2,371	11,832	14,203	2,425	1978	5-40 yrs.
Highwoods Plaza I	23090	Nashville		1,772	9,029	—	246	1,772	9,275	11,047	2,583	1996	5-40 yrs.
Highwoods Plaza II	23100	Nashville		1,448	6,948	—	1,674	1,448	8,622	10,070	2,663	1997	5-40 yrs.
Harpeth on the Green II	23110	Nashville		1,419	5,677	1	868	1,420	6,545	7,965	1,226	1984	5-40 yrs.
Harpeth on the Green III	23120	Nashville		1,658	6,633	2	639	1,660	7,272	8,932	1,290	1987	5-40 yrs.
Harpeth on the Green IV	23130	Nashville		1,709	6,835	5	975	1,714	7,810	9,524	1,594	1989	5-40 yrs.
Harpeth on The Green V	23140	Nashville		662	5,771	—	39	662	5,810	6,472	1,543	1998	5-40 yrs.
Lakeview Ridge I	23150	Nashville		2,179	7,545	(411)	(1,012)	1,768	6,533	8,301	1,096	1986	5-40 yrs.
Lakeview Ridge II	23160	Nashville		605	5,883	—	(24)	605	5,859	6,464	1,711	1998	5-40 yrs.
Lakeview Ridge III	23170	Nashville		1,073	9,708	—	2,100	1,073	11,808	12,881	1,796	1999	5-40 yrs.
The Ramparts at Brentwood	28320	Nashville		2,394	12,806	—	487	2,394	13,293	15,687	895	1986	5-40 yrs.
Seven Springs - Land I	28500	Nashville		3,115	—	—	—	3,115	—	3,115	—	N/A	N/A
Seven Springs - Land II	28620	Nashville		3,216	—	—	—	3,216	—	3,216	—	N/A	N/A
Seven Springs I	28630	Nashville		2,076	10,667	—	569	2,076	11,236	13,312	47	2002
Sparrow Building	23190	Nashville		1,262	5,047	—	331	1,262	5,378	6,640	859	1982	5-40 yrs.
Winners Circle	23210	Nashville		1,495	7,072	2	701	1,497	7,773	9,270	1,131	1987	5-40 yrs.
Westwood South	23220	Nashville		2,106	10,517	—	701	2,106	11,218	13,324	1,931	1999	5-40 yrs.

Orlando, FL
Sunport Center	23230	Orlando		1,505	9,777	—	205	1,505	9,982	11,487	1,397	1990	5-40 yrs.
Oakridge Office Park	23240	Orlando		4,700	18,761	(4,700)	(18,761)	—	—	—	—	1966-1992	5-40 yrs.
Lake Mary Land		Orlando		6,365	—	—	—	6,365	—	6,365	—	N/A	N/A
In Charge Institute	23380	Orlando		501	2,085	—	710	501	2,795	3,296	307	2000	5-40 yrs.
Metrowest Center	23390	Orlando		1,344	7,618	—	999	1,344	8,617	9,961	1,410	1988	5-40 yrs.
MetroWest Land	23470	Orlando		3,112	—	—	—	3,112	—	3,112	—	N/A	N/A
Capital Plaza III	23520	Orlando		2,977	—	—	—	2,977	—	2,977	—	N/A	N/A
Interlachen Village	23560	Orlando		900	2,689	—	(306)	900	2,383	3,283	370	1987	5-40 yrs.

Research Triangle, NC
Blue Ridge II	23600	Research Triangle		462	1,485	—	221	462	1,706	2,168	661	1988	5-40 yrs.
Blue Ridge I	23610	Research Triangle		722	4,538	—	1,251	722	5,789	6,511	1,646	1982	5-40 yrs.
3600 Glenwood Avenue	23640	Research Triangle		—	10,994	—	—	—	10,994	10,994	1,591	1986	5-40 yrs.
3645 Trust Drive - One North Commerce Center	23650	Research Triangle		520	2,949	268	842	788	3,791	4,579	601	1984	5-40 yrs.
3737 Glenwood Avenue	23660	Research Triangle		—	15,889	—	2,423	—	18,312	18,312	2,008	1999	5-40 yrs.
4401 Research Commons	23720	Research Triangle		1,249	8,929	—	6,607	1,249	15,536	16,785	6,146	1987	5-40 yrs.
4800 North Park	23740	Research Triangle		2,678	17,673	—	1,443	2,678	19,116	21,794	4,371	1985	5-40 yrs.
4900 North Park	23750	Research Triangle	1,207	770	1,989	—	574	770	2,563	3,333	667	1984	5-40 yrs.

				Initial Cost		Cost Capitalized subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

5000 North Park	23760	Research Triangle	(5)	1,010	4,697	—	2,691	1,010	7,388	8,398	2,018	1980	5-40 yrs.
5200 Greens Dairy-One North Commerce Center	23770	Research Triangle		169	959	—	170	169	1,129	1,298	227	1984	5-40 yrs.
5220 Greens Dairy-One North Commerce Center	23780	Research Triangle		382	2,165	—	318	382	2,483	2,865	531	1984	5-40 yrs.
801 Corporate Center	28520	Research Triangle		828	7,672	—	955	828	8,627	9,455	191	2002	5-40 yrs.
Amica	23810	Research Triangle		289	1,517	(289)	(1,517)	—	—	—	—	1983	5-40 yrs.
Arrowwood	23820	Research Triangle		955	3,406	(955)	(3,406)	—	—	—	—	1979	5-40 yrs.
Aspen Building	23830	Research Triangle		560	2,088	—	779	560	2,867	3,427	855	1980	5-40 yrs.
4300 Six Forks Road	23850	Research Triangle		—	15,504	—	4,321	—	19,825	19,825	2,442	1995	5-40 yrs.
Cedar East	23880	Research Triangle		563	2,491	—	578	563	3,069	3,632	840	1981	5-40 yrs.
Cedar West	23890	Research Triangle		563	2,475	—	844	563	3,319	3,882	1,062	1981	5-40 yrs.
CentreGreen One - Weston	28200	Research Triangle		1,648	7,133	—	2,268	1,648	9,401	11,049	1,065	2000	5-40 yrs.
CentreGreen Two - Weston	28440	Research Triangle		1,667	7,478	—	1,957	1,667	9,435	11,102	457	2001	5-40 yrs.
CentreGreen Three Land - Weston	28690	Research Triangle		1,955	—	—	—	1,955	—	1,955	—	N/A	N/A
CentreGreen Four	28510	Research Triangle		1,694	7,984	—	4	1,694	7,988	9,682	50	2002
CentreGreen Five Land - Weston	28680	Research Triangle		3,133	—	—	—	3,133	—	3,133	—	N/A	N/A
Inveresk Land Parcel 2	23900	Research Triangle		657	—	—	—	657	—	657	—	N/A	N/A
Inveresk Land Parcel 3	23910	Research Triangle		548	—	—	—	548	—	548	—	N/A	N/A
Cape Fear	23950	Research Triangle		131	—	—	2,883	131	2,883	3,014	1,994	1979	5-40 yrs.
Creekstone Crossings	23960	Research Triangle		728	3,841	—	370	728	4,211	4,939	857	1990	5-40 yrs.
Catawba	23980	Research Triangle		125	1,635	—	2,582	125	4,217	4,342	1,411	1980	5-40 yrs.
Cottonwood	23990	Research Triangle		609	3,253	—	68	609	3,321	3,930	730	1983	5-40 yrs.
Cypress	24000	Research Triangle		567	1,729	—	474	567	2,203	2,770	656	1980	5-40 yrs.
Dogwood	24010	Research Triangle		766	2,777	—	632	766	3,409	4,175	605	1983	5-40 yrs.
EPA Annex	24020	Research Triangle		2,601	10,920	—	(10,920)	2,601	—	2,601	—	1966	5-40 yrs.
Global Software	24040	Research Triangle	(5)	465	7,471	—	163	465	7,634	8,099	2,393	1996	5-40 yrs.
GlenLake Bldg I	28660	Research Triangle		1,205	18,288	—	561	1,205	18,849	20,054	136	2002	5-40 yrs.
Hawthorn	24050	Research Triangle		904	3,782	—	710	904	4,492	5,396	2,408	1987	5-40 yrs.
Pulse Athletic Club at Highwoods	24060	Research Triangle		142	524	—	2,516	142	3,040	3,182	694	1998	5-40 yrs.
Holiday Inn Reservations Center	24070	Research Triangle		867	2,735	—	135	867	2,870	3,737	646	1984	5-40 yrs.
Healthsource	24090	Research Triangle		1,294	10,593	10	1,696	1,304	12,289	13,593	2,471	1996	5-40 yrs.
Highwoods Tower One	24100	Research Triangle	(5)	203	16,914	—	1,056	203	17,970	18,173	5,579	1991	5-40 yrs.
Highwoods Tower Two	24110	Research Triangle		365	20,164	—	4,139	365	24,303	24,668	1,274	2001	5-40 yrs.
Highwoods Centre-Weston	24120	Research Triangle		532	7,902	—	(124)	532	7,778	8,310	1,573	1998	5-40 yrs.
Ironwood	24130	Research Triangle		319	1,276	—	481	319	1,757	2,076	577	1978	5-40 yrs.
Kaiser	24140	Research Triangle		133	3,625	—	935	133	4,560	4,693	2,165	1988	5-40 yrs.
Laurel	24150	Research Triangle		884	2,524	—	956	884	3,480	4,364	876	1982	5-40 yrs.
Highwoods Office Center North Land	24170	Research Triangle		355	49	—	1	355	50	405	19	N/A	N/A
Highwoods Office Center South Land	24180	Research Triangle		2,409	—	—	—	2,409	—	2,409	—	N/A	N/A
Leatherwood	24190	Research Triangle		213	851	—	633	213	1,484	1,697	532	1979	5-40 yrs.
Maplewood	24210	Research Triangle		149	2,928	—	697	149	3,625	3,774	294	N/A	5-40 yrs.
Northpark - Wake Forest	24240	Research Triangle		405	—	93	4,032	498	4,032	4,530	957	1997	5-40 yrs.
Northpark Land - Wake Forest	24250	Research Triangle		1,596	—		—	1,596	—	1,596	—	N/A	N/A
ParkWest One - Weston	28450	Research Triangle		374	2,938	4	1,164	378	4,102	4,480	243	2001	5-40 yrs.
ParkWest Two - Weston	28460	Research Triangle		488	2,642	4	743	492	3,385	3,877	275	2001	5-40 yrs.
ParkWest Three - Land - Weston	28470	Research Triangle		510	—	—	—	510	—	510	—	N/A	N/A
Phase I - One North Commerce Center	24260	Research Triangle		768	4,353	—	1,651	768	6,004	6,772	1,061	1981	5-40 yrs.
W Building - One North Commerce Center	24270	Research Triangle		1,163	6,592	—	2,062	1,163	8,654	9,817	1,959	1983	5-40 yrs.
Overlook	24280	Research Triangle		398	10,401	—	670	398	11,071	11,469	1,989	1999	5-40 yrs.
Other Property	11180	Research Triangle				—	10,387	—	10,387	10,387	1,977	N/A	5-40 yrs.
Pamlico	24290	Research Triangle		269	—	20	11,087	289	11,087	11,376	4,348	1980	5-40 yrs.
Raleigh Corp Center Lot D	24320	Research Triangle		1,211	—		—	1,211	—	1,211	—	N/A	N/A
Red Oak	24330	Research Triangle		389	6,086	—	632	389	6,718	7,107	1,191	1999	5-40 yrs.
Rexwoods Center I	24350	Research Triangle	(3)	775	—	103	4,123	878	4,123	5,001	1,387	1990	5-40 yrs.
Rexwoods Center II	24360	Research Triangle		355	—	7	1,904	362	1,904	2,266	491	1993	5-40 yrs.
Rexwoods Center III	24370	Research Triangle		886	—	34	3,112	920	3,112	4,032	891	1992	5-40 yrs.
Rexwoods Center IV	24380	Research Triangle	(3)	586	—	—	3,774	586	3,774	4,360	1,269	1995	5-40 yrs.
Rexwoods Center V	24390	Research Triangle	(5)	1,301	5,979	—	166	1,301	6,145	7,446	1,452	1998	5-40 yrs.
Riverbirch	24400	Research Triangle	(5)	448	—	21	4,611	469	4,611	5,080	1,909	1987	5-40 yrs.
Six Forks Center I	24430	Research Triangle		666	2,663	—	677	666	3,340	4,006	756	1982	5-40 yrs.
Six Forks Center II	24440	Research Triangle		1,086	4,345	—	1,240	1,086	5,585	6,671	1,173	1983	5-40 yrs.
Six Forks Center III	24450	Research Triangle	(5)	862	4,411	—	668	862	5,079	5,941	1,251	1987	5-40 yrs.
Smoketree Tower	24460	Research Triangle		2,353	11,802	—	2,355	2,353	14,157	16,510	3,855	1984	5-40 yrs.
South Square I	24470	Research Triangle		606	3,785	—	1,278	606	5,063	5,669	1,230	1988	5-40 yrs.
South Square II	24480	Research Triangle		525	4,710	—	531	525	5,241	5,766	1,263	1989	5-40 yrs.
Sycamore	24490	Research Triangle	(5)	255	5,830	—	175	255	6,005	6,260	1,672	1997	5-40 yrs.
WESPEC - Tract 3	60030	Research Triangle		2,008	—	—	—	2,008	—	2,008	—	N/A	N/A
Weston Tract 5C	60040	Research Triangle		2,789	—	—	—	2,789	—	2,789	—	N/A	N/A
Weston Oaks Court	60050	Research Triangle		2,257	—	—	—	2,257	—	2,257	—	N/A	N/A
Weston Commons Tract 2B	60060	Research Triangle		928	—	—	—	928	—	928	—	N/A	N/A
Weston Commons Tract 5A	60070	Research Triangle		1,148	—	—	—	1,148	—	1,148	—	N/A	N/A

				Initial Cost		Cost Capitalized subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

Weston Commons Tract 6C	60080	Research Triangle		651	—	—	—	651	—	651	—	N/A	N/A
Day Tract Residential	60200	Research Triangle		7,575	—	—	—	7,575	—	7,575	—	N/A	N/A
Weston - Land	24540	Research Triangle		436	—	—	—	436	—	436	—	N/A	N/A
Weston Tract - 6B	28530	Research Triangle		2,355	—	—	—	2,355	—	2,355	—	N/A	N/A
Weston Tract - 6A	28540	Research Triangle		1,521	—	—	—	1,521	—	1,521	—	N/A	N/A
Weston Tract - 8A	28550	Research Triangle		2,415	—	—	—	2,415	—	2,415	—	N/A	N/A
Weston Tract - 6A2	28570	Research Triangle		2,088	—	—	—	2,088	—	2,088	—	N/A	N/A
Weston Tract - 8A	28790	Research Triangle		2,681	—	—	—	2,681	—	2,681	—	N/A	N/A
Weston Tract - 5B	28800	Research Triangle		2,424	—	—	—	2,424	—	2,424	—	N/A	N/A
WESPEC Tract 1	28810	Research Triangle		1,543	—	—	—	1,543	—	1,543	—	N/A	N/A
WESPEC Tract 2E	28830	Research Triangle		644	—	19	—	663	—	663	—	N/A	N/A
Willow Oak	24550	Research Triangle	(5)	458	4,685	—	1,875	458	6,560	7,018	2,334	1995	5-40 yrs.

Richmond, VA
HDC Land Site - Parcel 6	24560	Richmond		1,275	—	—	—	1,275	—	1,275	—	N/A
Airport Center I		Richmond		693	4,422	—	—	693	4,422	5,115	—	1997	5-40 yrs.
Airport Center II		Richmond		336	2,772	—	—	336	2,772	3,108	—	1998	5-40 yrs.
Capital One Building I	24590	Richmond		1,278	10,690	—	322	1,278	11,012	12,290	1,417	1999	5-40 yrs.
Capital One Building II	24600	Richmond		477	3,946	—	248	477	4,194	4,671	506	1999	5-40 yrs.
Capital One Building III	24610	Richmond		1,278	11,515	—	(169)	1,278	11,346	12,624	1,343	1999	5-40 yrs.
Capital One Parking Deck	24620	Richmond		—	2,288	—	141	—	2,429	2,429	200	1999	5-40 yrs.
1309 E. Cary Street	24630	Richmond		171	685	—	100	171	785	956	161	1987	5-40 yrs.
4900 Cox Road	24640	Richmond		1,324	5,305	—	686	1,324	5,991	7,315	1,135	1991	5-40 yrs.
Technology Park 1	24650	Richmond		541	2,166	—	498	541	2,664	3,205	618	1991	5-40 yrs.
Dominion Place – Pitts Parcel	28720	Richmond		1,084	—	—	—	1,084	—	1,084	—	N/A
East Shore I	24660	Richmond		—	1,254	—	(1,254)	—	—	—	—	N/A	N/A
East Shore II	24670	Richmond		907	6,662	(907)	(6,662)	—	—	—	—	1999	5-40 yrs.
East Shore III	24680	Richmond		—	2,220	—	(2,220)	—	—	—	—	1999	5-40 yrs.
East Shore IV	28390	Richmond		1,445	—	—	—	1,445	—	1,445	—	N/A
Grove Park I	24690	Richmond		349	2,685	364	3,189	713	5,874	6,587	1,421	1997	5-40 yrs.
Grove Park II	24700	Richmond		983	—	(983)	—	—	—	—	—	N/A	N/A
Grove Park Square	60310	Richmond		1,283	—	—	—	1,283	—	1,283	—	N/A	N/A
Highwoods Distribution Center		Richmond		523	5,699	—	—	523	5,699	6,222	—	1999	5-40 yrs.
HDC Land Site E – Parcel 3	28760	Richmond		1,804	—	—	—	1,804	—	1,804	—	N/A
HDC Land Site D – Parcel 4	28770	Richmond		1,721	—	—	—	1,721	—	1,721	—	N/A
HDC Land Site C – Parcel 5	28780	Richmond		942	—	—	—	942	—	942	—	N/A
Highwoods One	24720	Richmond	(5)	1,846	8,613	—	2,268	1,846	10,881	12,727	3,013	1996	5-40 yrs.
Highwoods Two	24730	Richmond		785	5,170	—	1,287	785	6,457	7,242	1,526	1997	5-40 yrs.
Highwoods Five	24760	Richmond		806	4,948	—	945	806	5,893	6,699	1,232	1998	5-40 yrs.
Sadler & Cox Land	24770	Richmond		1,755	—		—	1,755	—	1,755	—	N/A	N/A
Highwoods Plaza	24790	Richmond		909	4,937	—	1,228	909	6,165	7,074	664	2000	5-40 yrs.
Highwoods Commons	24800	Richmond		547	4,342	(26)	(42)	521	4,300	4,821	734	1999	5-40 yrs.
Innsbrook Centre	24810	Richmond		914	6,768	—	284	914	7,052	7,966	581	1989	5-40 yrs.
Innslake Center	28560	Richmond		844	4,730	—	1,802	844	6,532	7,376	246	2001	5-40 yrs.
Liberty Mutual	24820	Richmond	2,956	1,205	4,819	—	991	1,205	5,810	7,015	1,196	1990	5-40 yrs.
Mercer Plaza	24830	Richmond		1,556	12,350	—	124	1,556	12,474	14,030	1,072	1984	5-40 yrs.
Markel American	24840	Richmond		1,372	8,667	—	985	1,372	9,652	11,024	1,476	1998	5-40 yrs.
North Park	24850	Richmond		2,163	8,659	—	701	2,163	9,360	11,523	1,776	1989	5-40 yrs.
North Shore Commons A	24860	Richmond		1,344	10,447	—	2,440	1,344	12,887	14,231	804	2002	5-40 yrs.
North Shore Commons B - Land	24870	Richmond		1,714	—	—	—	1,714	—	1,714	—	N/A	N/A
North Shore Commons C - Land	24880	Richmond		1,698	—	—	—	1,698	—	1,698	—	N/A	N/A
North Shore Commons D - Land	28240	Richmond	618	1,261	—	—	—	1,261	—	1,261	—	N/A
Hamilton Beach	24890	Richmond		1,086	4,344	—	483	1,086	4,827	5,913	926	1986	5-40 yrs.
One Shockoe Plaza	24910	Richmond		—	19,324	—	(3,885)	—	15,439	15,439	2,727	1996	5-40 yrs.
Stony Point I	24930	Richmond		1,384	11,445	—	1,584	1,384	13,029	14,413	2,252	1990	5-40 yrs.
Stony Point II	24940	Richmond		2,224	10,949	—	1,923	2,224	12,872	15,096	1,931	1999	5-40 yrs.
Stony Point III	28430	Richmond		1,190	8,131	—	2,221	1,190	10,352	11,542	619	2002	5-40 yrs.
Stony Point F Land	24950	Richmond		2,777	—	—	—	2,777	—	2,777	—	N/A	N/A
Technology Park 2	24960	Richmond		264	1,058	—	109	264	1,167	1,431	256	1991	5-40 yrs.
Vantage Place A	24980	Richmond		203	811	—	202	203	1,013	1,216	277	1987	5-40 yrs.
Vantage Place B	24990	Richmond		233	931	—	208	233	1,139	1,372	292	1988	5-40 yrs.
Vantage Place C	25000	Richmond		235	940	—	223	235	1,163	1,398	310	1987	5-40 yrs.
Vantage Place D	25010	Richmond		218	873	—	219	218	1,092	1,310	325	1988	5-40 yrs.
Vantage Pointe	25020	Richmond		1,089	4,354	—	755	1,089	5,109	6,198	1,174	1990	5-40 yrs.
Waterfront Plaza	25030	Richmond		585	2,347	—	783	585	3,130	3,715	877	1988	5-40 yrs.
West Shore I	25040	Richmond		358	1,431	—	83	358	1,514	1,872	278	1995	5-40 yrs.
West Shore II	25050	Richmond		545	2,181	—	144	545	2,325	2,870	401	1995	5-40 yrs.
West Shore III	25060	Richmond		961	3,601	—	1,575	961	5,176	6,137	1,397	1997	5-40 yrs.
Virginia Mutual	28250	Richmond		1,301	6,034	—	38	1,301	6,072	7,373	585	1996	5-40 yrs.

				Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period					Life on Which Depreciation is Computed

Description	JDE	City	2002 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction

South Florida
The 1800 Eller Drive Building	25080	South Florida		—	9,724	—	699	—	10,423	10,423	1,743	1983	5-40 yrs.

Tampa, FL
Atrium	25120	Tampa		1,639	9,286	(287)	2,302	1,352	11,588	12,940	1,809	1989	5-40 yrs.
Bay View Office Centre	25210	Tampa		1,304	5,964	—	613	1,304	6,577	7,881	922	1982	5-40 yrs.
Bay Vista Gardens	25220	Tampa		447	4,777	—	74	447	4,851	5,298	642	1982	5-40 yrs.
Bay Vista Gardens II	25230	Tampa		1,328	6,981	134	500	1,462	7,481	8,943	1,305	1997	5-40 yrs.
Bay Vista Office Building	25250	Tampa		935	4,480	—	584	935	5,064	5,999	879	1982	5-40 yrs.
Bay Vista Retail	25260	Tampa		283	1,135	—	164	283	1,299	1,582	227	1987	5-40 yrs.
Countryside Place	25270	Tampa		843	3,731	—	1,036	843	4,767	5,610	589	1988	5-40 yrs.
Cypress Commons	25330	Tampa		1,211	11,488	—	207	1,211	11,695	12,906	2,748	1985	5-40 yrs.
Cypress Center I	25340	Tampa		3,171	12,635	—	135	3,171	12,770	15,941	3,553	1982	5-40 yrs.
Cypress Center III	25350	Tampa		1,190	7,690	—	83	1,190	7,773	8,963	750	1983	5-40 yrs.
Cypress IV Land	28730	Tampa		2,771	303	—	—	2,771	303	3,074	39	N/A
Cypress West	25360	Tampa	1,983	615	4,988	—	843	615	5,831	6,446	991	1985	5-40 yrs.
Brookwood Day Care Center	25370	Tampa		61	347	—	28	61	375	436	64	1986	5-40 yrs.
Feathersound Corporate Center II	25400	Tampa	2,152	800	7,282	—	657	800	7,939	8,739	1,331	1986	5-40 yrs.
Firemans Fund Building	25410	Tampa		500	4,107	—	170	500	4,277	4,777	625	1982	5-40 yrs.
Horizon	25460	Tampa	(1)	—	6,114	—	829	—	6,943	6,943	964	1980	5-40 yrs.
Highwoods Preserve I	25470	Tampa		—	2,268	1,618	23,436	1,618	25,704	27,322	2,406	1999	5-40 yrs.
Highwoods Preserve II	25480	Tampa		276	274		1,365	276	1,639	1,915	312	2001	5-40 yrs.
Highwoods Preserve III	25490	Tampa		1,383	1,524	—	21,300	1,383	22,824	24,207	1,788	1999	5-40 yrs.
Highwoods Preserve IV	25500	Tampa		1,639	16,355	—	8,702	1,639	25,057	26,696	1,587	1999	5-40 yrs.
Highwoods Preserve V	25510	Tampa		1,440	21,189	—	(195)	1,440	20,994	22,434	826	2001	5-40 yrs.
Highwoods Preserve VI	25520	Tampa		639	—	—	—	639	—	639	—	N/A
Highwoods Plaza	25530	Tampa		545	4,650	—	1,939	545	6,589	7,134	504	1999	5-40 yrs.
Highwoods Preserve Land	25540	Tampa		2,032	—	—	—	2,032	—	2,032	—	N/A	N/A
Highwoods Preserve Energy Plant	28360	Tampa		—	500	—	—	—	500	500	—	N/A
LakePointe I	25640	Tampa	(1)	2,000	20,376	—	7,717	2,000	28,093	30,093	3,037	1999	5-40 yrs.
Lakeside	25650	Tampa	(1)	—	7,272	—	146	—	7,418	7,418	967	1978	5-40 yrs.
LakePointe II	25660	Tampa	(1)	2,100	31,390	—	1,136	2,100	32,526	34,626	4,391	1986	5-40 yrs.
Northside Square Office	25720	Tampa		601	3,601	—	278	601	3,879	4,480	590	1986	5-40 yrs.
Northside Square Office/Retail	25730	Tampa		800	2,808	—	124	800	2,932	3,732	433	1986	5-40 yrs.
One Harbour Place	28180	Tampa	(3)	2,015	25,252	—	866	2,015	26,118	28,133	1,903	1985	5-40 yrs.
Parkside	25740	Tampa	(1)	—	9,193	—	405	—	9,598	9,598	1,252	1979	5-40 yrs.
Pavilion	25750	Tampa	(1)	—	16,022	—	700	—	16,722	16,722	2,327	1982	5-40 yrs.
Pavilion Parking Garage	25760	Tampa		—	5,618	—	—	—	5,618	5,618	449	1999	5-40 yrs.
380 Park Place	25770	Tampa		1,508	6,782	—	1,346	1,508	8,128	9,636	553	N/A	N/A
REO Building	25790	Tampa		795	4,484	(795)	(4,484)	—	—	—	—	1983	5-40 yrs.
Registry I	25800	Tampa		744	4,216	—	646	744	4,862	5,606	908	1985	5-40 yrs.
Registry II	25810	Tampa		908	5,147	—	532	908	5,679	6,587	1,037	1987	5-40 yrs.
Registry Square	25820	Tampa		344	1,951	—	186	344	2,137	2,481	362	1988	5-40 yrs.
Romac		Tampa		1,256	17,950	(1,256)	(17,950)	—	—	—	—	2001	5-40 yrs.
Sabal Business Center I	25840	Tampa		375	2,127	—	256	375	2,383	2,758	459	1982	5-40 yrs.
Sabal Business Center II	25850	Tampa		342	1,935	—	142	342	2,077	2,419	422	1984	5-40 yrs.
Sabal Business Center III	25860	Tampa		290	1,642	—	49	290	1,691	1,981	285	1984	5-40 yrs.
Sabal Business Center IV	25870	Tampa		819	4,638	—	207	819	4,845	5,664	812	1984	5-40 yrs.
Sabal Business Center V	25880	Tampa		1,026	5,813	—	273	1,026	6,086	7,112	1,003	1988	5-40 yrs.
Sabal Business Center VI	25890	Tampa		1,609	9,116	—	102	1,609	9,218	10,827	1,459	1988	5-40 yrs.
Sabal Business Center VII	25900	Tampa		1,519	8,605	—	81	1,519	8,686	10,205	1,373	1990	5-40 yrs.
Sabal Lake Building	25910	Tampa		572	3,241	—	160	572	3,401	3,973	637	1986	5-40 yrs.
Sabal Industrial Park Land	25920	Tampa		316	—		—	316	—	316	—	N/A	N/A
Sabal Park Plaza	25930	Tampa		611	3,460	—	416	611	3,876	4,487	889	1987	5-40 yrs.
Sabal Tech Center	25940	Tampa		548	3,107	—	97	548	3,204	3,752	506	1989	5-40 yrs.
Summit Office Building	25950	Tampa		579	2,749	—	28	579	2,777	3,356	353	1988	5-40 yrs.
Spectrum	25960	Tampa	(1)	1,450	14,173	—	719	1,450	14,892	16,342	1,990	1984	5-40 yrs.
Sabal Pavilion I	25970	Tampa		660	8,633	304	2,934	964	11,567	12,531	1,412	1998	5-40 yrs.
Sabal Pavilion II	25980	Tampa		510	—		—	510	—	510	—	N/A	N/A
USF&G	26130	Tampa		1,366	7,742	—	1,619	1,366	9,361	10,727	2,204	1988	5-40 yrs.
Westshore Square	26140	Tampa	2,624	1,130	5,155	—	386	1,130	5,541	6,671	769	1976	5-40 yrs.

			46,330	648,876	2,649,149	(22,719)	301,005	626,157	2,950,154	3,576,311	461,972

   (1)   These assets are pledged as collateral for a $69,442,000 first mortgage loan.

   (2)   These assets are pledged as collateral for an $43,480,000 first mortgage loan.

   (3)   These assets are pledged as collateral for a $28,004,000 first mortgage loan.

   (4)   These assets are pledged as collateral for a $142,841,000 first mortgage loan.

   (5)   These assets are pledged as collateral for a $179,954,000 first mortgage loan.

   (6)   These assets are pledged as collateral for a $10,667,000 first mortgage loan.

HIGHWOODS PROPERTIES INC.

NOTE TO SCHEDULE III
(In Thousands)

As of December 31, 2002, 2001, and 2000

A summary of activity for Real estate and accumulated depreciation is as follows

	December 31,

	2002	2001	2000

Real Estate:
Balance at beginning of year	3,621,520	3,443,117	3,768,234
Additions
Acquisitions, Development and Improvments	210,786	336,678	403,012
Cost of real estate sold	(255,995)	(158,275)	(728,129)

Balance at close of year (a)	3,576,311	3,621,520	3,443,117

Accumulated Depreciaition
Balance at beginning of year	377,201	280,772	237,979
Depreciation expense	109,958	104,789	103,435
Real estate sold	(25,187)	(8,360)	(60,642)

Balance at close of year (b)	461,972	377,201	280,772

   (a)   Reconciliation of total cost to balance sheet caption at December 31, 2002, 2001, and 2000 (in Thousands)

	2002	2001	2000

Total per schedule III	3,576,311	3,621,520	3,443,117
Construction in progress exclusive
of land included in schedule III	6,847	108,273	86,576
Furniture, fixtures and equipment	20,966	19,398	11,433
Property held for sale	(133,010)	(210,758)	(274,880)
Reclassification adjustment for discontinued operations	—	856	2,205

Total real estate assets at cost	3,471,114	3,539,289	3,268,451

   (b)   Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2002, 2001, and 2000 (in Thousands)

	2002	2001	2000

Total per Schedule III	461,972	377,201	280,772
Accumulated Depreciation - furniture, fixtures and equipment	9,208	9,649	5,317
Property held for sale	(8,952)	(12,838)	(14,208)

Total accumulated depreciation	462,228	374,012	271,881