Form 10-K
period 2003-12-31
HIGHWOODS PROPERTIES INC
filed 2004-03-15
CIK 921082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2003 was approximately $52,030,410. As of February 18, 2004, there were 53,501,109 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 18, 2004, are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K.

HIGHWOODS PROPERTIES, INC.

PART I

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Operating Partnership’s common partnership interests as “Common Units,” and (5) the Operating Partnership’s preferred partnership interests as “Preferred Units.”

ITEM 1.	BUSINESS

General

The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company’s initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2003, we:

•	owned 465 in-service office, industrial and retail properties, encompassing approximately 34.9 million rentable square feet and 213 apartment units;

•	owned an interest (50.0% or less) in 65 in-service office and industrial properties, encompassing approximately 6.8 million rentable square feet and 418 apartment units;

•	owned 1,305 acres of undeveloped land which is suitable to develop approximately 14.3 million rentable square feet of office, industrial and retail space; and

•	were developing an additional seven properties, which will encompass approximately 959,000 rentable square feet (including three properties encompassing 357,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2003, the Company owned 100.0% of the Preferred Units and 88.9% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock or, at the Company’s option, one share of Common Stock. The Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings that occurred in 1997 and 1998.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

In addition to this Annual Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC are made available as soon as reasonably practicable free of charge on our corporate website, which is http://www.highwoods.com. The information on this website is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street, N.W., Washington, D.C. 25049. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you can read our SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Customers

The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of December 31, 2003:

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
		(in thousands)
Federal Government	639,883	$13,971	3.34%	6.6
AT&T	612,092	11,493	2.74	3.6
PricewaterhouseCoopers	297,795	6,957	1.66	6.3
State of Georgia	359,565	6,858	1.64	5.4
Sara Lee	1,198,534	4,697	1.12	3.6
IBM	194,934	4,097	0.98	1.9
Northern Telecom	246,000	3,651	0.87	4.2
Volvo	267,717	3,431	0.82	5.5
Lockton Companies	132,718	3,294	0.79	11.2
US Airways	295,046	3,217	0.77	4.0
BB&T	241,075	3,186	0.76	7.2
ITC Deltacom (2)	147,379	2,947	0.70	1.4
Hartford Insurance	129,641	2,861	0.68	2.2
T-Mobile USA	120,561	2,801	0.67	2.5
WorldCom and Affiliates	144,623	2,787	0.67	2.5
Bank of America	146,842	2,705	0.65	5.3
Ikon	181,361	2,531	0.60	3.9
Carlton Fields	95,771	2,435	0.58	0.5
Ford Motor Company	125,989	2,426	0.58	6.1
CHS Professional Services	145,781	2,380	0.57	3.3

Total	5,723,307	$88,725	21.19%	4.7

(1)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of December 31, 2003, is under contract for sale. Although no assurances can be made, the sale is expected to close in the first or second quarter of 2004.

Operating Strategy

Efficient, Customer Service-Oriented Organization. We provide a complete line of real estate services to our tenants and third parties. We believe that our in-house development, acquisition, construction management, leasing and property management services allow us to respond to the many demands of our existing and potential tenant base. We provide our tenants with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that the operating efficiencies achieved through our fully integrated organization also provide a competitive advantage in setting our lease rates and pricing other services.

Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

•	engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban business parks;

•	acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns; and

•	selectively dispose of non-core properties or other properties in order to use the net proceeds for investments or other purposes.

Our capital recycling activities benefit from our local market presence and knowledge. Our division officers have significant real estate experience in their respective markets. Based on this experience, we believe that we are in a better position to evaluate capital recycling opportunities than many of our competitors. In addition, our relationships with our tenants and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

The following summarizes our capital recycling program during the three years ended December 31, 2003:

	2003	2002	2001
Office, Industrial and Retail Properties: (rentable square feet in thousands)
Dispositions	(3,298)	(2,270)	(268)
Contributions to Joint Ventures	(291)	—	(118)
Developments Placed In-Service	191	2,214	1,351
Redevelopment	(221)	(52)	—
Acquisitions (including 1,319 from a joint venture in 2003)	1,429	—	72

Net Change of In-Service Properties	(2,190)	(108)	1,037

Apartment Properties: (in units)
Dispositions	—	—	(1,672)

Flexible Capital Structure. We are committed to maintaining a flexible capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our unsecured and secured revolving credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by both the Company and the Operating Partnership;

•	the selective disposition of non-core properties or other properties; and

•	private equity capital raised from unrelated joint venture partners which may involve the sale or contribution of our wholly-owned properties, development projects and development land to joint ventures formed with unrelated investors.

Geographic Diversification. Since the Company’s initial public offering in 1994, we have significantly reduced our dependence on any particular market. We initially owned a limited number of office properties located in North Carolina, most of which were in the Research Triangle. Today, including our various joint ventures, our portfolio consists primarily of office properties throughout the Southeast and retail and office properties in Kansas City, Missouri, including one significant mixed retail and office property.

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

As of December 31, 2003, the Company employed 554 persons.

Risk Factors

An investment in our equity and debt securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Our Performance is Subject to Risks Associated with Real Estate Investment. We are a real estate company that derives most of our income from the ownership and operation of our properties. There are a number of factors that may adversely affect the income that our properties generate, including the following:

•	Economic Downturns. Downturns in the national economy, particularly in the Southeast, generally will negatively impact the demand for our properties.

•	Oversupply of Space. An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates.

•	Competitive Properties. If our properties are not as attractive to tenants (in terms of rents, services or location) as other properties that are competitive with ours, we could lose tenants to those properties or suffer lower rental rates.

•	Renovation Costs. In order to maintain the quality of our properties and successfully compete against other properties, we periodically have to spend money to maintain, repair and renovate our properties.

•	Customer Risk. Our performance depends on our ability to collect rent from our customers. While no customer in our portfolio currently accounts for more than 3.4% of our annualized rental revenue, our financial position may be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business.

•	Reletting Costs. As leases expire, we try to either relet the space to an existing customer or attract a new customer to occupy the space. In either case, we likely will incur significant costs in the process, including potentially substantial tenant improvement expense. In addition, if market rents have declined since the time the expiring lease was entered into, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the income earned from that space.

•	Regulatory Costs. There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of office buildings. Compliance with existing and newly adopted regulations may require us to spend a significant amount of money on our properties.

•	Fixed Nature of Costs. Most of the costs associated with owning and operating our properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property.

•	Environmental Problems. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow funds using a property as collateral.

•	Competition. A number of other major real estate investors with significant capital compete with us. These competitors include publicly-traded REITs, private REITs, private real estate investors and private institutional investment funds.

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

The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have in some cases invested, and may continue to invest, as a partner or a co-venturer. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our instructions or requests or contrary to provisions in our joint venture agreements that could harm us, including jeopardizing our qualification as a REIT.

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Insurance companies currently, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms and toxic mold. Thus we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to pay dividends to our stockholders. Our existing insurance policies expire on June 30, 2004. We anticipate renewing or replacing these coverages at that time.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the inability to refinance existing indebtedness. Approximately $13.1 million of principal payments on our existing long-term debt is due in 2004. If we fail to comply with the financial ratios and other covenants, including our revolving loan, we would likely not be able to borrow any further amounts under the revolving loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding thereunder. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to pay dividends to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions.

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

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less cash available for investments or to pay dividends to stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay dividends to stockholders.

Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in our charter and bylaws, as well as Maryland general corporation law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thus limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit. Our charter prohibits direct or constructive ownership by any person of more than 9.8% of our outstanding capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our Board of Directors will be void.

•	Preferred stock. Our charter authorizes our Board of Directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

•	Staggered board. Our Board of Directors is divided into three classes. As a result each director generally serves for a three-year term. This staggering of our Board may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

•	Maryland unsolicited takeover statute. Under Maryland law, our Board of Directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•	Anti-Takeover Protections of Operating Partnership Agreement. Upon a change in control of the Company, the limited partnership agreement of the Operating Partnership contains provisions that require certain acquirors to maintain an UPREIT structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquiror would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquiror. These provisions may make a change of control transaction involving the Company more complicated and therefore might limit the possibility of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

•	Dilutive Effect of Shareholders’ Rights Plan. We currently have in effect a shareholder rights plan pursuant to which our existing shareholders would have the ability to acquire additional common stock at a significant discount in the event a person or group attempts to acquire us on terms of which our current board does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders. The rights plan should not interfere with any merger or other business combination the Board of Directors approves since we may generally terminate the plan at any time at nominal cost.

ITEM 2.	PROPERTIES

General

As of December 31, 2003, we owned 465 in-service office, industrial and retail properties, encompassing approximately 34.9 million rentable square feet, and 213 apartment units. The following table sets forth information about our wholly-owned in-service properties at December 31, 2003:

	Rentable Square Feet		Occupancy		Percentage of Annualized Rental Revenue (1)
Market					Office (2)	Industrial	Retail	Total
Research Triangle (3)	4,706,000		80.8%		15.7%	0.2%	—	15.9%
Atlanta	6,919,000		78.4		11.5	3.3	—	14.8
Tampa	4,441,000		63.4	(4)	13.0	—	—	13.0
Kansas City	2,433,000	(5)	92.7		4.1	—	8.6%	12.7
Nashville	2,869,000		91.5		11.2	—	—	11.2
Piedmont Triad (6)	6,688,000		90.0		6.4	4.0	—	10.4
Richmond	1,852,000		91.5		7.1	—	—	7.1
Charlotte	1,655,000		79.6		4.4	0.3	—	4.7
Memphis	1,216,000		81.0		4.6	—	—	4.6
Greenville	1,318,000		80.2		3.7	0.1	—	3.8
Columbia	426,000		57.9		0.8	—	—	0.8
Orlando	299,000		44.9		0.6	—	—	0.6
Other	100,000		64.1		0.4	—	—	0.4

Total	34,922,000		81.5	%(7)	83.5%	7.9%	8.6%	100.0%

(1)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	Substantially all of our office properties are located in suburban areas.

(3)	Includes properties located in the Raleigh/Durham metropolitan area.

(4)	Tampa’s occupancy would be 77.8% if the 816,000 square foot Highwoods Preserve campus where Intermedia (WorldCom) rejected its lease was excluded.

(5)	Excludes basement space of 418,000 square feet.

(6)	Includes properties located in the Greensboro/Winston-Salem metropolitan area.

(7)	Total occupancy would have been 83.4% if the 816,000 square foot Highwoods Preserve campus where Intermedia (WorldCom) rejected its lease was excluded.

The following table sets forth information about our wholly-owned in-service and development properties as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office	25,303,000	79.2%	25,342,000	82.3	% (1)
Industrial	8,092,000	85.7	10,242,000	86.2
Retail (2)	1,527,000	96.3	1,528,000	97.0

Total or Weighted Average	34,922,000	81.5%	37,112,000	84.0	% (1)

Development:
Completed—Not Stabilized
Office	140,000	36.0%	231,000	61.3%
Industrial	—	—	60,000	50.0

Total or Weighted Average	140,000	36.0%	291,000	59.0%

In Process
Office	112,000	100.0%	40,000	0.0%
Industrial	350,000	100.0	—	—

Total or Weighted Average	462,000	100.0%	40,000	0.0%

Total:
Office	25,555,000		25,613,000
Industrial	8,442,000		10,302,000
Retail (2)	1,527,000		1,528,000

Total or Weighted Average	35,524,000		37,443,000

(1)	The occupancy percentages have been reduced as a result of the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002. The impact of the rejection on Office occupancy and Total occupancy in 2002 was 3.2% and 2.2%, respectively.

(2)	Excludes basement space of 418,000 square feet.

Development Land

We estimate that we can develop approximately 14.0 million square feet of office, industrial and retail space on our wholly-owned development land. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office, industrial or retail space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risk that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also dispose of certain parcels of development land that do not meet our development criteria and we may develop properties other than office, industrial and retail on certain parcels with unrelated joint venture partners.

As of December 31, 2003, we owned an interest (50.0% or less) in 65 in-service office and industrial properties, encompassing approximately 6.8 million rentable square feet and 418 apartment units. The following table sets forth information about these properties at December 31, 2003:

	Rentable Square Feet		Occupancy		Percentage of Annualized Revenue – Highwoods’ Share Only (1)
Market					Office	Industrial	Retail	Multi-Family	Total
Des Moines	2,245,000	(2)	95.3	% (3)	33.5%	4.2%	1.2%	4.3%	43.2%
Orlando	1,764,000		85.6		17.9	—	—	—	17.9
Atlanta	650,000		86.7		11.8	—	—	—	11.8
Research Triangle	455,000		98.7		4.2	—	—	—	4.2
Kansas City	427,000		87.6		4.2	—	—	—	4.2
Piedmont Triad	364,000		100.0		4.7	—	—	—	4.7
Tampa	205,000		92.1		2.5	—	—	—	2.5
Charlotte	148,000		100.0		1.0	—	—	—	1.0
Richmond	412,000		99.0		9.9	—	—	—	9.9
Other	110,000		100.0		0.6	—	—	—	0.6

Total	6,780,000		92.2%		90.3%	4.2%	1.2%	4.3%	100.0%

(1)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	Excludes Des Moines’ apartment units.

(3)	Excludes Des Moines’ apartment occupancy percentage of 90.0%.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our wholly-owned properties (excluding apartment units) as of December 31, 2003. The table includes the effects of any early renewals exercised by tenants as of December 31, 2003.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (3)	2,803,876	14.0%	$51,010	$18.19	14.6%
2005	3,538,106	17.6	63,790	18.03	18.1
2006	3,095,699	15.4	56,911	18.38	16.3
2007	1,779,659	8.9	29,637	16.65	8.5
2008	3,117,531	15.5	48,556	15.58	13.9
2009	1,802,308	9.0	28,596	15.87	8.2
2010	1,243,677	6.2	24,500	19.70	7.0
2011	1,092,047	5.4	20,816	19.06	5.9
2012	522,042	2.6	10,738	20.57	3.1
2013	548,879	2.7	9,266	16.88	2.6
Thereafter	543,880	2.7	6,191	11.38	1.8

	20,087,704	100.0%	$350,011	$17.42	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (4)	1,652,551	23.8%	$7,970	$4.82	24.2%
2005	1,289,760	18.6	5,926	4.59	18.0
2006	887,007	12.8	4,447	5.01	13.5
2007	1,677,694	24.2	7,283	4.34	22.2
2008	384,012	5.5	1,862	4.85	5.7
2009	380,349	5.5	2,408	6.33	7.3
2010	104,570	1.5	432	4.13	1.3
2011	66,342	1.0	356	5.37	1.1
2012	44,447	0.6	261	5.87	0.8
2013	102,384	1.5	612	5.98	1.9
Thereafter	348,394	5.0	1,301	3.73	4.0

	6,937,510	100.0%	$32,858	$4.74	100.0%

(1)	2004 and beyond expirations that have been renewed are reflected based on the renewal’s expiration date.

(2)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(3)	Includes 96,000 square feet of leases that are on a month to month basis or 0.4% of total annualized revenue.

(4)	Includes 165,000 square feet of leases that are on a month to month basis or 0.2% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (3)	201,846	13.7%	$2,697	$13.36	7.5%
2005	152,280	10.4	2,929	19.23	8.2
2006	91,821	6.3	2,239	24.38	6.2
2007	92,813	6.3	2,390	25.75	6.7
2008	144,700	9.9	4,585	31.69	12.8
2009	169,809	11.6	4,881	28.74	13.6
2010	85,386	5.8	2,343	27.44	6.5
2011	57,783	3.9	1,869	32.35	5.2
2012	97,132	6.6	2,233	22.99	6.2
2013	132,377	9.0	3,355	25.34	9.3
Thereafter	242,083	16.5	6,372	26.32	17.8

	1,468,030	100.0%	$35,893	$24.45	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (4)	4,658,273	16.3%	$61,677	$13.24	14.7%
2005	4,980,146	17.4	72,645	14.59	17.3
2006	4,074,527	14.3	63,597	15.61	15.2
2007	3,550,166	12.5	39,310	11.07	9.4
2008	3,646,243	12.8	55,003	15.08	13.1
2009	2,352,466	8.3	35,885	15.25	8.6
2010	1,433,633	5.0	27,275	19.03	6.5
2011	1,216,172	4.3	23,041	18.95	5.5
2012	663,621	2.3	13,232	19.94	3.2
2013	783,640	2.8	13,233	16.89	3.2
Thereafter	1,134,357	4.0	13,864	12.22	3.3

	28,493,244	100.0%	$418,762	$14.70	100.0%

(1)	2004 and beyond expirations that have been renewed are reflected based on the renewal’s expiration date.

(2)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(3)	Includes 34,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.

(4)	Includes 295,000 square feet of leases that are on a month to month basis or 0.7% of total annualized revenue.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of such proceedings are expected to have a material adverse effect on our business, financial condition and results of operations.

We incurred $2.7 million in year ended December 31, 2002 for litigation expense related to various legal proceedings from previously completed mergers and acquisitions. These claims were fully settled by early 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Ronald P. Gibson	59	Director and Chief Executive Officer.
		Mr. Gibson is one of our founders and served as our predecessor’s managing partner since its formation in 1978. Mr. Gibson served as President until December 2003.

Edward J. Fritsch	45	Director, President and Chief Operating Officer.
		Mr. Fritsch joined us in 1982 and was a partner of our predecessor. Mr. Fritsch became President in December 2003.

Gene H. Anderson	58	Director and Senior Vice President.
		Mr. Anderson manages the operations of our Georgia properties and the Piedmont Triad division of North Carolina. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company.

Michael F. Beale	50	Senior Vice President.
		Mr. Beale is responsible for our operations in Florida. Prior to joining us in 2000, Mr. Beale was vice president of Koger Equity, Inc.

Michael E. Harris	54	Senior Vice President.
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

Carman J. Liuzzo	43	Vice President of Investments and Strategic Analysis.
		Mr. Liuzzo served as our vice president, chief financial officer and treasurer from 1994 until December 2003. Prior to joining us, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties, Inc. Mr. Liuzzo is a certified public accountant.

Mack D. Pridgen III	54	Vice President, General Counsel and Secretary.
		Prior to joining us in 1997, Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P. and prior to that a partner with Arthur Andersen & Co. Mr. Pridgen is an attorney and a certified public accountant.

Terry L. Stevens	55	Vice President, Chief Financial Officer and Treasurer.
		Prior to joining us in December 2003, Mr. Stevens was executive vice president, chief financial officer and trustee for Crown American Realty Trust, a public company. Before joining Crown American Realty Trust, Mr. Stevens was director of financial systems development at AlliedSignal, Inc., a large multi-national manufacturer. Mr. Stevens was also an audit partner with Price Waterhouse. Mr. Stevens currently serves as trustee, chairman of the Audit Committee and member of the Compensation Committee of First Potomac Realty Trust, a public company. Mr. Stevens is a certified public accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock has been traded on the New York Stock Exchange (“NYSE”) under the symbol “HIW” since the Company’s initial public offering. The following table sets forth the quarterly high and low stock prices per share reported on the NYSE for the quarters indicated and the dividends paid per share during such quarter.

	2003			2002
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$22.38	$20.00	$.585	$28.30	$25.39	$.585
June 30	22.77	20.17	.425	29.36	26.00	.585
September 30	23.97	22.31	.425	26.65	23.00	.585
December 31	26.02	24.32	.425	23.30	18.70	.585

On February 25, 2004, the last reported stock price of the Common Stock on the NYSE was $26.00 per share and the Company had 1,455 stockholders of record.

The Company intends to continue to pay quarterly dividends to holders of shares of Common Stock and holders of Common Units. Future dividend payments by the Company will be at the discretion of the Board of Directors and will depend on the actual funds from operations of the Company, its financial condition, capital requirements, the annual dividend requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources –Stockholder Dividends.”

During 2003, the Company’s Common Stock dividends totaled $1.86 per share, $1.18 of which represented return of capital for income tax purposes. The minimum dividend per share of Common Stock required to maintain REIT status (excluding any net capital gains) was approximately $0.07 per share in 2003 and $0.90 per share in 2002.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company may issue additional shares of Common Stock or repurchase Common Stock in the open market for purposes of satisfying its obligations under the Dividend Reinvestment and Stock Purchase Plan.

The Company has an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant’s account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. A participant may contribute up to 25.0% of their pay. During 2003, employees purchased 50,812 shares of Common Stock under the Employee Stock Purchase Plan.

The section under the heading entitled “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

During the three months ended December 31, 2003, the Company issued 257,508 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of such Common Units in private offerings pursuant to Section 4(2) of the Securities Act. Each of the holders of the Common Units was an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information for the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 ($ in thousands, except per share amounts):

	Year Ended December 31,
	2003 (1)	2002 (1)	2001 (1)	2000 (1)	1999 (1)
Rental revenue	$422,062	$433,065	$449,928	$490,376	$531,035
Operating expenses:
Rental property	147,380	137,713	139,180	145,499	162,314
Depreciation and amortization	129,225	121,749	109,146	109,213	105,864
General and administrative (includes $3,700 nonrecurring compensation expense in 2002)	24,815	24,576	21,390	21,841	22,339
Litigation expense	—	2,700	—	—	—
Cost of unsuccessful transactions	—	—	—	—	1,500

Total operating expenses	301,420	286,738	269,716	276,553	292,017
Interest expense	114,271	110,905	107,496	115,818	124,475
Interest and other income	16,666	21,625	33,339	22,844	17,764

Income before gain on disposition of land and disposition and impairment of depreciable assets, minority interest and discontinued operations	23,037	57,047	106,055	120,849	132,307
Gain on disposition of land and disposition and impairment of depreciable assets, net	3,776	11,396	16,172	4,659	8,679

Income before minority interest and discontinued operations	26,813	68,443	122,227	125,508	140,986
Minority interest	(3,003)	(8,296)	(15,500)	(15,631)	(18,440)

Income from continuing operations	23,810	60,147	106,727	109,877	122,546
Discontinued operations, net of minority interest	31,885	33,314	24,484	23,610	15,547

Net income	55,695	93,461	131,211	133,487	138,093
Dividends on preferred stock	(30,852)	(30,852)	(31,500)	(32,580)	(32,580)

Net income available for common stockholders	$24,843	$62,609	$99,711	$100,907	$105,513

Net (loss)/income per common share – basic:
(Loss)/income from continuing operations	$(0.13)	$0.55	$1.39	$1.31	$1.46

Net income	$0.47	$1.18	$1.84	$1.70	$1.72

Net (loss)/income per common share – diluted:
(Loss)/income from continuing operations	$(0.13)	$0.55	$1.38	$1.30	$1.46

Net income	$0.47	$1.17	$1.83	$1.70	$1.71

Dividends declared per common share	$1.86	$2.34	$2.31	$2.25	$2.19

Balance Sheet Data:
Net real estate assets	$2,982,302	$2,966,268	$3,214,751	$3,062,988	$3,609,071
Total assets	$3,326,809	$3,395,369	$3,648,286	$3,701,602	$4,016,197
Total mortgages and notes payable	$1,558,758	$1,528,720	$1,719,230	$1,587,019	$1,766,177
Cumulative redeemable preferred shares	$377,445	$377,445	$377,445	$397,500	$397,500
Other Data:
Cash flows provided by operating activities	$153,254	$201,107	$248,415	$251,689	$225,276
Cash flows provided by/(used in) investing activities	$65,511	$195,587	$(139,645)	$286,212	$160,363
Cash flows used in financing activities	$(211,218)	$(386,253)	$(212,974)	$(467,617)	$(382,588)
Funds from operations after minority interest (2)	$133,122	$162,405	$205,216	$214,358	$203,810
Number of wholly-owned in-service properties	465	493	498	493	563
Total rentable square feet	34,922,000	37,112,000	37,221,000	36,183,000	38,976,000

(1)	In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires assets classified as held for sale or sold as a result of disposal activities initiated subsequent to January 1, 2002 to be reported as discontinued operations. Thus, in all periods presented above, we have reclassified the operations and/or gain/(loss) from disposal of those properties to discontinued operations and those long-lived assets sold or held for sale as result of disposal activities initiated prior to January 1, 2002 remain classified within continuing operations.

(2)	We believe that funds from operations (“FFO”) is one of several indicators of the performance of an equity REIT. FFO can facilitate comparisons of operating performance between periods and between other REITs because it excludes factors, such as depreciation, amortization and gains and losses from sales of real estate assets, which are based on historical cost and may be of limited relevance in evaluating current performance. FFO as disclosed by other REITs may not be comparable to our calculation of FFO. FFO is a non-GAAP financial measure and does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. It should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. For a reconciliation of FFO to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds from Operations and Cash Available for Distribution.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a fully integrated, self-administered REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of December 31, 2003, we own or have an interest in 530 in-service office, industrial and retail properties encompassing approximately 41.7 million square feet. We also own 1,305 acres of development land which is suitable to develop approximately 14.0 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

Results of Operations

During 2003, approximately 82.5% of our rental revenue was derived from our office properties (See Note 1 to our Consolidated Financial Statements for further discussion on the accounting for our rental revenue). As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

The key components affecting our revenue stream are average occupancy and rental rates. During the past several years, as the average occupancy of our portfolio has decreased, our same property rental revenue has declined. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases, while average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions and dispositions also impact our rental revenues and could impact our average occupancy, depending upon the occupancy percentage of the properties that are acquired or sold.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. During 2003, the average rate per square foot on a GAAP basis on new leases was only 0.7% lower than the average rate per square foot on the expired leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average suburban office lease term, excluding renewal periods is 4.5 years. In 2004, leases on approximately 4.7 million square feet of space will expire that have not been renewed as of December 31, 2003. This square footage represents approximately 14.7% of our annualized revenue. As of February 19, 2004, we have renewed or signed new leases aggregating 1.5 million square feet of space with 2004 start dates, or 32.0% of the square footage expiring during 2004. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Our expenses primarily consist of depreciation and amortization, general & administrative expenses, rental property expenses and interest expense. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long term incentive compensation, and generally remain relatively consistent from period to period and have ranged from 5.7% to 6.2% of our total expenses over the past few years. Rental property expenses are expenses associated with our ownership and operating of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower as our average occupancy declines, while the fixed expenses remain constant regardless of average occupancy. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount capitalized on development projects.

Under Generally Accepted Accounting Principles (“GAAP”), certain expenses related to the development, construction and leasing of properties, such as construction costs, interest costs, real estate taxes, salaries and other costs relating to such activities, are capitalized rather than expensed as incurred. As a result, during times of increased development, construction and successful leasing activity, certain of our general and administrative expenses may actually be lower because some fixed overhead costs are properly capitalized, and then amortized over the lives of various projects rather than expensed during the period incurred.

We also record income from our investments in unconsolidated affiliates, which are our joint ventures. These joint ventures are not consolidated on our balance sheet. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the joint venture’s net income or loss as part of “other income.” During 2003, income earned from our joint ventures accounted for approximately 8.5% of our total net income.

Additionally, SFAS 144 requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During 2003, income, including gains and losses from the sale of properties, from discontinued operations accounted for approximately 57.2% of our total net income.

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital than reletting to a new customer. However, market conditions such as supply of available space on the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income to our stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and stockholder dividends. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of December 31, 2003, we had approximately $823.8 million of secured debt outstanding and $735.0 million of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our revolving loan. As of March 3, 2004, we have $133.4 million of additional borrowing availability under our revolving loan. As of the date of this filing, our short-term cash needs include the funding of $28.8 million in development activity and $13.1 million in principal payments due on our long term debt in the next year.

Our revolving loan and the indenture governing our outstanding long-term unsecured debt securities each require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our stockholders, such as repurchasing capital stock, acquiring additional assets, increasing the total amount of our debt, or increasing stockholder dividends. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. While we are currently in compliance with these covenants and ratios and expect to remain so for the foreseeable future, we cannot provide any assurance of such continued compliance and any failure to remain in compliance could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs, or result in higher interest expense.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of and/or leverage the return upon the properties being acquired by the joint venture or to build or acquire additional buildings, typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

We have historically also sold additional common stock or preferred stock, or issued Common Units, to fund additional growth or to reduce our debt, but have limited those efforts during the past five years because of our ability to generally incur debt at a lower cost. We currently have an effective shelf registration statement with the SEC pursuant to which the Company could sell up to $900.0 million of common stock and the Operating Partnership could sell up to $600.0 million of unsecured debt securities.

Management’s Analysis

In measuring, analyzing and comparing our operating performance, we use a number of different criteria, including GAAP financial measures, such as net income, and non-GAAP financial measures, such as funds from operations (“FFO”). FFO does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. See “Funds From Operations and Cash Available for Distributions.” However, we believe that FFO is one of several indicators of the performance of an equity REIT. FFO can facilitate comparisons of operating performance between periods and between other REITs because it excludes factors, such as depreciation, amortization and gains and losses from sales of real estate assets, which are based on historical cost and may be of limited relevance in evaluating current performance. FFO as disclosed by other REITs may not be comparable to our calculation of FFO.

In measuring, analyzing and comparing our financial condition, management uses a number of other criteria, such as total debt as a percentage of total market capitalization, the weighted average interest rate of our secured and unsecured debt, our borrowing capacity and cash available for distributions (“CAD”). CAD provides us with an additional basis to evaluate our ability to incur and service debt, fund acquisitions, leasing and other capital expenditures and pay dividends to stockholders. CAD, which is a non-GAAP financial measure, does not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. See “Funds From Operations and Cash Available for Distribution.”

RESULTS OF OPERATIONS

On January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, (“SFAS 144”). As described in Note 12 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the properties were either sold during 2003 and 2002 or were held for sale at December 31, 2003 and met certain conditions as stipulated by SFAS 144. Accordingly, the operations and gain/(loss) from those properties disposed of during 2001 and certain properties disposed of during 2002 were not reclassified to discontinued operations.

Comparison of 2003 to 2002

The following table sets forth information regarding our results of operations for the years ended December 31, 2003 and 2002 ($ in millions):

	Year Ended December 31,		2003 to 2002 $ Change	% of Change
	2003	2002
Rental revenue	$422.1	$433.1	$(11.0)	(2.5)%
Operating expenses:
Rental property	147.4	137.7	9.7	7.0
Depreciation and amortization	129.2	121.7	7.5	6.2
General and administrative (includes $3.7 nonrecurring compensation expense in 2002)	24.8	24.6	0.2	0.8
Litigation expense	—	2.7	(2.7)	(100.0)

Total operating expenses	301.4	286.7	14.7	5.1

Interest expense:
Contractual	111.2	109.5	1.7	1.6
Amortization of deferred financing costs	3.1	1.4	1.7	121.4

	114.3	110.9	3.4	3.1
Other income:
Interest and other income	11.9	13.6	(1.7)	(12.5)
Equity in earnings of unconsolidated affiliates	4.8	8.0	(3.2)	(40.0)

	16.7	21.6	(4.9)	(22.7)

Income before gain on disposition of land and depreciable assets, minority interest and discontinued operations	23.1	57.1	(34.0)	(59.5)
Gain on disposition of land	3.7	6.9	(3.2)	(46.4)
Gain on disposition of depreciable assets	—	4.5	(4.5)	(100.0)

	3.7	11.4	(7.7)	(67.5)
Income before minority interest and discontinued operations	26.8	68.5	(41.7)	(60.9)
Minority interest	(3.0)	(8.3)	5.3	63.9

Income from continuing operations	23.8	60.2	(36.4)	(60.5)
Discontinued operations:
Income from discontinued operations, net of minority interest	14.3	21.7	(7.4)	(34.1)
Gain on sale of discontinued operations, net of minority interest	17.6	11.6	6.0	51.7

	31.9	33.3	(1.4)	(4.2)

Net income	55.7	93.5	(37.8)	(40.4)
Dividends on preferred stock	(30.9)	(30.9)	—	—

Net income available for common stockholders	$24.8	$62.6	$(37.8)	(60.4)%

Rental Revenue

The decrease in rental revenue from continuing operations was primarily a result of a decrease in average occupancy rates from 85.9% for the year ended December 31, 2002 to 81.6% for the year ended December 31, 2003. The decrease in average occupancy rates was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.8% and rental revenue from continuing operations by $15.4 million. Same property rental revenue decreased by $12.0 million. (See below for additional discussion on same property rental revenue). Partly offsetting these decreases, during 2002, approximately 2.0 million square feet of development properties were placed in-service and, as a result, increased rental revenues from continuing operations by approximately $8.6 million. In addition, the acquisition of certain MG-HIW, LLC assets in July 2003 have increased rental revenues by $8.7 million. (See Note 3 to the Consolidated Financial Statements for further discussion). Recovery income from certain operating expenses have decreased in the year ended December 31, 2003 due to lower occupancy.

Same property rental revenue generated from the 31.4 million square feet of our 426 wholly-owned in-service properties that were owned throughout the period from January 1, 2002 to December 31, 2003, decreased $27.4 million, or 6.4%, for the year ended December 31, 2003 compared to the year ended December 31, 2002. This decrease is primarily a result of lower same property average occupancy, which decreased from 88.3% in 2002 to 84.2% in 2003. The decrease in same property average occupancy was primarily a result of the bankruptcies of WorldCom and US Airways, which decreased same property average occupancy rates by 2.9% and same property rental revenue from continuing operations by $15.4 million.

During the year ended December 31, 2003, 954 second generation leases representing 7.6 million square feet of office, industrial and retail space were executed. The average rate per square foot on a GAAP basis over the lease term for leases executed in the year ended December 31, 2003 was only 0.7% lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. However, we expect a lag between positive employment growth and positive absorption of office space due to the significant amount of vacancies, under-utilized space and space available for sublease in our markets.

We anticipate that occupancy in our in-service portfolio will decrease slightly in the first half of 2004 and increase slightly in the second half of 2004. This outlook is based on the level of leasing activity we have experienced over the past 12 months, which we expect to continue through 2004, our expected renewal rates and other factors. In 2004, leases on approximately 4.7 million square feet of space will expire that have not been renewed as of December 31, 2003. This square footage represents approximately 14.7% of our annualized revenue. As of February 19, 2004, we have renewed or signed new leases aggregating 1.5 million square feet of space with 2004 start dates, or 32.0% of the square footage expiring during 2004. Because of an oversupply of office space in many of our southeastern markets, we continue to expect straight-line rents under new leases to be lower than the straight-line rents under the expiring leases. As noted above, during 2003, the average rate per square foot on a GAAP basis on new leases was only 0.7% lower than the average rate per square foot on the expired leases.

Operating Expenses

The increase in rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) was a result of an increase in certain fixed operating expenses that do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes, and an increase in operating expenses which resulted from the acquisition of certain MG-HIW assets in July 2003. In addition, we had 2.0 million square feet of development properties placed in service during 2002 which resulted in an increase in rental operating expenses from continuing operations.

Rental operating expenses as a percentage of rental revenue increased from 31.8% for the year ended December 31, 2002 to 34.9% for the year ended December 31, 2003. The increase was a result of the increases in rental operating expenses as described above and a decrease in rental revenue, primarily due to lower average occupancy, as described above.

Same property rental operating expenses, which are the expenses related to the wholly-owned in-service properties that were owned throughout the period from January 1, 2002 to December 31, 2003, increased $1.0 million, or 1.0%, for the year ended December 31, 2003, compared to the year ended December 31, 2002. The increase was a result of increases in certain fixed operating expenses that do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Same property rental operating expenses as a percentage of related revenue increased from 31.9% for the year ended December 31, 2002 to 34.3% for the year ended December 31, 2003. The increase in these expenses as a percentage of related revenue was a result of the increase in same property rental operating expenses as described above and a decrease in same property rental revenue, primarily due to the bankruptcies of WorldCom and US Airways, as previously discussed. In addition, operating expenses of $0.6 million that would have been paid by WorldCom if the leases were not rejected were paid by us and included in same property operating expenses during the year ended December 31, 2003.

We expect property operating expenses to increase slightly in 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy such as real estate taxes and utility rate changes.

The increase in depreciation and amortization from continuing operations related to buildings, leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration. In addition, the increase resulted from the acquisition of certain MG-HIW assets in July 2003 and depreciation and amortization on 2.0 million rentable square feet of development properties placed in service during 2002.

General and administrative expenses from continuing operations, net of amounts capitalized, as a percentage of the aggregate of rental revenues, and interest and other income for both continuing and discontinued operations and equity in earnings of unconsolidated affiliates, was 5.3% for the year ended December 31, 2003 and 4.8% for the year ended December 31, 2002. The increase was primarily attributable to a decrease of capitalization of general and administrative costs due to the decrease in development and leasing activity in 2003 and an increase in long-term incentive compensation expense as a result of the issuance of restricted and phantom stock during 2002 and 2003. In 2003, general and administrative expenses also included higher expenses related to employee compensation. In addition, rental revenue and interest and other income decreased for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Partly offsetting these increases was a $3.7 million non-recurring compensation expense in 2002.

We incurred $2.7 million in the year ended December 31, 2002 for litigation expense related to various legal proceedings from previously completed mergers and acquisitions. These claims were fully settled by early 2003.

In 2004, general and administrative expenses are expected to increase due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act.

Interest Expense

As a result of decreased development activity in 2003, capitalized interest decreased from $7.0 million for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003, resulting in an increase in interest expense from continuing operations in 2003. Partly offsetting this increase was a decrease in the average outstanding debt balance of $65.7 million from 2002 to 2003 and a decrease in average interest rates from 7.0% in 2002 to 6.9% in 2003. Interest expense for the years ended December 31, 2003 and 2002 included $3.1 million and $1.4 million, respectively, of amortization of deferred financing costs. The increase of $1.7 million was primarily a result of financing costs incurred in connection with the refinancing of the MandatOry Par Put Remarketed Securities (“MOPPRS”). See “Liquidity and Capital Resources” for further discussion on the refinancing.

Interest expense is expected to decline in 2004 primarily due to the December 1, 2003 refinancing of certain long term debt, see – “Liquidity and Capital Resources” for further discussion of this refinancing, offset by any increases in average debt balances resulting from acquisitions or other activities.

Interest and Other Income

The decrease in interest and other income is primarily related to the collection of a legal settlement recorded in the year ended December 31, 2002 related to previously completed mergers and acquisitions along with a decrease in interest income due to the collection of notes receivable during the years ended December 31, 2002 and 2003 and lower interest rates earned on cash reserves. Leasing fee income and development fee income decreased in the year ended December 31, 2003 due to lower demand for real estate slightly offset by an increase in management fee income due to the Company retaining the management of some of our properties that were sold to third parties or contributed to joint ventures during the years ended December 31, 2002 and 2003.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of a charge of $2.4 million, which represents our proportionate share of the impairment loss of $12.1 million recorded by the MG-HIW, LLC joint venture in the year ended December 31, 2003, related to our acquisition of the assets of the MG-HIW, LLC joint venture and lower occupancy in 2003 for certain joint ventures. Partly offsetting these decreases was an increase of $0.5 million in equity in earnings in 2003 related to a charge of $0.3 million taken in 2002 due to an early extinguishment of debt loss taken by a certain joint venture and an increase in equity in earnings in 2003 of $0.2 million as a result of a gain recognized by a certain joint venture related to the disposition of land in 2003.

Gain on Disposition of Land and Depreciable Assets

In 2003, the majority of the gain was comprised of a $3.2 million gain related to the disposition of 108.5 acres of land and a gain of approximately $1.0 million related to the condemnation of 4.0 acres of land. Partly offsetting these gains was an impairment loss of $0.5 million related to three land parcels held for sale at December 31, 2003. In 2002, the majority of the gain was comprised of a $15.6 million gain related to the disposition of 533,263 square feet of office properties, that did not meet certain conditions to be classified as discontinued operations as described in Note 12 of the Consolidated Financial Statements, and a $6.9 million gain related to the disposition of 112.7 acres of land. The gains were partly offset by an impairment loss of approximately $9.1 million recorded in 2002 related to a property that has been demolished and will be redeveloped into a class A suburban office property.

Discontinued Operations

In accordance with SFAS 144, we classified net income of $14.3 million and $21.7 million, net of minority interest, as discontinued operations for the year ended December 31, 2003 and 2002, respectively. These amounts pertained to 5.5 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2002 and 2003 and 438,073 square feet of property and 88 apartment units held for sale at December 31, 2003. We also classified as discontinued operations gain on the sale of these properties of $17.8 million and $15.2 million, net of minority interest, in 2003 and 2002, respectively. Partly offsetting these gains were impairment charges of $0.3 million and $3.6 million, net of minority interest, in 2003 and 2002, respectively. In addition, in accordance with SFAS 66, “Accounting for Sales of Real Estate,” we deferred the recognition of an additional gain of $6.9 million relating to the disposition to a third party buyer of 225,220 square feet during the fourth quarter of 2002 for which we guaranteed the buyer up to $20.5 million of rental shortfalls or re-tenanting costs. Additionally, in 2003 we have deferred the recognition of additional gain of $6.8 million relating to the dispositions to third party buyers of approximately 2.3 million rentable square feet for which we have guaranteed the buyers certain rental shortfalls and re-tenanting costs. (See Note 15 of the Consolidated Financial Statements for further discussion).

Preferred Stock Dividends

We recorded $30.9 million in preferred stock dividends in each of the years ended December 31, 2003 and 2002.

Net Income

We recorded net income in 2003 of $55.7 million, which was a 40.4% decrease from net income of $93.5 million in 2002, primarily due to a decrease in rental revenues as a result of lower occupancy and the bankruptcies of WorldCom and US Airways, the disposition of certain properties under our capital recycling plan, an increase in rental property operating expenses, an increase in depreciation and amortization and a decrease in gain on the disposition of land and depreciable assets. In 2004, we expect net income to be lower as compared with 2003 due to flat average occupancy and pressure on rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs, offset by lower interest expense.

Comparison of 2002 to 2001

The following table sets forth information regarding our results of operations for the years ended December 31, 2002 and 2001 ($ in millions):

	Year Ended December 31,		2002 to 2001 $ Change	% of Change
	2002	2001
Rental revenue	$433.1	$450.0	$(16.9)	(3.8)%
Operating expenses:
Rental property	137.7	139.2	(1.5)	(1.1)
Depreciation and amortization	121.7	109.2	12.5	11.5
General and administrative (includes $3.7 nonrecurring compensation expense in 2002)	24.6	21.4	3.2	15.0
Litigation expense	2.7	—	2.7	100.0

Total operating expenses	286.7	269.8	16.9	124.9

Interest expense:
Contractual	109.5	105.5	4.0	3.8
Amortization of deferred financing costs	1.4	2.0	(0.6)	(30.0)

	110.9	107.5	3.4	3.2
Other income:
Interest and other income	13.6	24.4	(10.8)	(44.3)
Equity in earnings of unconsolidated affiliates	8.0	8.9	(0.9)	(10.1)

	21.6	33.3	(11.7)	(35.1)

Income before gain on disposition of land and depreciable assets, minority interest and discontinued operations	57.1	106.0	(48.9)	(46.1)
Gain on disposition of land	6.9	4.7	2.2	46.8
Gain on disposition of depreciable assets	4.5	11.5	(7.0)	(60.9)

	11.4	16.2	(4.8)	(29.6)
Income before minority interest and discontinued operations	68.5	122.2	(53.7)	(43.9)
Minority interest	(8.3)	(15.5)	7.2	46.5

Income from continuing operations	60.2	106.7	(46.5)	(43.6)
Discontinued operations:
Income from discontinued operations, net of minority interest	21.7	24.5	(2.8)	(11.4)
Gain on sale of discontinued operations, net of minority interest	11.6	—	11.6	100.0

	33.3	24.5	8.8	35.9

Net income	93.5	131.2	(37.7)	(28.7)
Dividends on preferred stock	(30.9)	(31.5)	0.6	1.9

Net income available for common stockholders	$62.6	$99.7	$(37.1)	(37.2)%

Rental Revenue

The decrease in rental revenue from continuing operations was primarily due to a decrease in average occupancy rates from 91.6% for the year ended December 31, 2001 to 86.0% for the year ended December 31, 2002. The average occupancy decreased mainly due to tenant rollover and early lease terminations at various properties where vacant space was not re-leased due to the lack of demand for office space coupled with an increasing supply of competitive space. During 2002, approximately 2.0 million square feet of development properties were placed in-service which have leased-up slower than expected and as a result, have also adversely affected the occupancy of our overall portfolio. Rental revenue also decreased due to the impact of dispositions during 2002 and 2001 that were not classified as discontinued operations as more fully described in Note 12 of our Consolidated Financial Statements.

In addition, as a result of the bankruptcy of WorldCom and its affiliates, we wrote off approximately $3.1 million of accrued straight-line rent receivable in the year ended December 31, 2002.

Same property rental revenue, generated from the 33.6 million square feet of 460 wholly-owned in-service properties that were owned throughout the period from January 1, 2001 to December 31, 2002, decreased $20.2 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. This decrease is primarily a result of lower same store average occupancy, which decreased from 93.0% in 2001 to 88.0% in 2002, and a decrease in straight-line rental income primarily as a result of the bankruptcy of WorldCom and its affiliates.

During the year ended December 31, 2002, 840 second generation leases representing 5.6 million square feet of office, industrial and retail space were executed at an average rate per square foot which was 5.5% lower than the average rate per square foot on the expired leases.

Operating Expenses

Rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) as a percentage of rental revenue increased from 30.9% for the year ended December 31, 2001 to 31.8% for the year ended December 31, 2002. The increase in these expenses as a percentage of revenue was a result of increases in repairs and maintenance and certain fixed operating expenses such as real estate taxes that do not vary with net changes in our occupancy average.

Same property rental operating expenses of the in-service properties wholly-owned that were owned throughout the period from January 1, 2001 to December 31, 2002, decreased $0.2 million or 0.2%, for the year ended December 31, 2002, compared to the year ended December 31, 2001. Same property rental operating expenses as a percentage of related revenue increased 1.5% from 30.4% for the year ended December 31, 2001 to 31.9% for the year ended December 31, 2002. The increase as a percentage of revenue was a result of increases in repairs and maintenance and certain fixed operating expenses such as real estate taxes that do not vary with net changes in our occupancy average.

The increase in depreciation and amortization from continuing operations was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2001 and 2002 and the write-off of $5.8 million of deferred leasing costs primarily related to the leases rejected by WorldCom at December 31, 2002. These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 and 2001 that are not classified as discontinued operations in accordance with SFAS 144.

General and administrative expenses from continuing operations, net of amounts capitalized, as a percentage of the aggregate of rental revenues, interest and other income for both continuing and discontinued operations and equity in earnings of unconsolidated affiliates was 4.8% in 2002 and 4.0% in 2001. Included in general and administrative expenses in 2002 was a nonrecurring compensation charge of $3.7 million related to the exercise of options. Such exercises were recorded as compensation expense under FASB Interpretation No. 44 (“Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25”). We no longer settle option exercises in a manner which would require recognition of compensation expense under FASB Interpretation No. 44. In the event we decide to repurchase shares after an option exercise, we will require the option holder to pay the cash for the strike price and then separately repurchase a corresponding number of shares in the market under our stock repurchase program.

We incurred $2.7 million in the year ended December 31, 2002 for litigation expense related to various legal proceedings from previously completed mergers and acquisitions. These claims were fully settled in early 2003.

Interest Expense

Capitalized interest decreased from $16.9 million for the year ended December 31, 2001 to $7.0 million for the year ended December 31, 2002, resulting in an increase in interest expense from continuing operations in 2002. Partly offsetting this increase was a decrease in average interest rates from 7.2% in 2001 to 7.0% in 2002. The average outstanding debt balance remained relatively consistent for 2002 and 2001. Interest expense for the years ended December 31, 2002 and 2001 included $1.4 million and $2.0 million, respectively, of amortization of deferred financing costs and costs related to our interest rate hedge contracts.

Interest and Other Income

The decrease in interest and other income from continuing operations primarily resulted from a decrease in leasing and development fee income in the year ended December 31, 2002 and a decrease in interest income in the year ended December 31, 2002 due to the collection of notes receivable during 2001 and 2002.

The decrease in equity in earnings of unconsolidated affiliates was primarily a result of lower lease termination fees and lower property operating expense reimbursements in 2002. The decrease in earnings was partly offset by lower interest expense incurred during 2002 as a result of lower weighted average borrowing rates and earnings from certain joint ventures formed with unrelated investors during 2002.

Gain on Disposition of Land and Depreciable Assets

In 2002, the majority of the gain was comprised of a gain related to the disposition of 533,263 square feet of office properties that did not meet certain conditions to be classified as discontinued operations as described in Note 12 of the Consolidated Financial Statements and a gain related to the disposition of 112.7 acres of land. The gain is partly offset by an impairment loss of approximately $9.1 million recorded in 2002 related to a property that has been demolished and will be redeveloped into a class A suburban office property. In 2001, the majority of the gain was comprised of a gain related to the disposition of 1,672 apartment units and a gain related to the disposition of 180.3 acres of land.

Discontinued Operations

In accordance with SFAS 144, we classified net income of $21.7 million and $24.5 million, net of minority interest, as discontinued operations for the years ended December 31, 2002 and 2001, respectively, which pertained to 5.5 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2002 and 2003 and 438,073 square feet of property and 88 apartment units held for sale at December 31, 2003. We also classified as discontinued operations in 2002 the gain on the sale of these properties of $15.2 million, net of minority interest, partly offset by impairment charges of $3.6 million, net of minority interest. In addition, in accordance with SFAS 66, “Accounting for Sales of Real Estate,” we deferred the recognition of additional gain of $6.9 million, $6.1 million net of minority interest, relating to the disposition to a third party buyer of 225,220 square feet during the fourth quarter of 2002 for which we guaranteed the buyer up to $20.5 million of rental shortfalls or re-tenanting costs. (See Note 15 of the Consolidated Financial Statements for further discussion).

Preferred Stock Dividends

We recorded $30.9 million and $31.5 million in preferred stock dividends for each of the years ended December 31, 2002 and 2001, respectively. The decrease resulted from the Company’s repurchase of $18.5 million of its preferred stock during 2001.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows from 2002 to 2003 ($ in thousands):

	Year Ended December 31,		Change
	2003	2002
Cash Provided By Operating Activities	$153,254	$201,107	$(47,853)
Cash Provided By Investing Activities	65,511	195,587	(130,076)
Cash Used in Financing Activities	(211,218)	(386,253)	175,035

Total Cash Flows	$7,547	$10,441	$(2,894)

In calculating cash flow from operating activities, GAAP requires us to add depreciation and amortization, which are non-cash expenses, back to net income. As a result, we have historically generated a significant positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

Cash provided by or used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements, and our acquisition, disposition and joint venture activity. During periods of significant net acquisition activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically would consist of cash received upon the sale of properties or distributions from our joint ventures. During 2003 and 2002, since our disposition and joint venture activity slightly outpaced our acquisition activity, we recorded positive cash flow from investing activities in both years.

Cash used in financing activities generally relates to stockholder dividends, incurrence and repayment of debt and sales or repurchases of common stock and preferred stock. As discussed previously, we use a significant amount of our cash to fund stockholder dividends. Whether or not we incur significant new debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving loan for working capital purposes, which means that during any given period, in order to minimize interest expense associated with balances outstanding under the revolving loan, we will likely record significant repayments and borrowings under the revolving loan.

The decrease of $47.9 million in cash provided by operating activities was primarily a result of lower net income due to the disposition of certain properties under our capital recycling program, a decrease in average occupancy rates for our wholly-owned portfolio and the bankruptcies of WorldCom and US Airways. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The decrease of $130.1 million in cash provided by investing activities was primarily a result of a decrease in proceeds from dispositions of real estate assets of approximately $57.0 million and an increase in additions to real estate assets of approximately $72.5 million.

The decrease of $175.0 million in cash used in financing activities was primarily a result of a decrease of $161.4 million in net repayments on the unsecured revolving loan, mortgages and notes payable and a decrease of $29.4 million in distributions paid on Common Stock and Common Units, partly offset by an increase of $14.2 million for the repurchase of common stock and units and the settlement of an interest rate swap agreement for $3.9 million for the year ended December 31, 2003.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At December 31, 2003, we had 438,073 square feet of office properties, 88 apartment units and 168.1 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $65.7 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during 2004. However, we can provide no assurance that these transactions will be consummated.

During 2004, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in 2004 could be positive or negative, depending on the level and timing of property dispositions, property acquisitions and capitalized leasing and improvement costs. Any positive cash flows from investing activities in 2004 are expected to be used to pay stockholder and unitholder distributions, required debt amortization, and recurring capital expenditures.

Capitalization

The following table sets forth our capitalization as of December 31, 2003 and December 31, 2002 ($ in thousands, except per share amounts):

	December 31, 2003	December 31, 2002
Mortgages and notes payable, at recorded book value	$1,558,758	$1,528,720
Preferred stock, at redemption value	$377,445	$377,445
Common shares and units outstanding	59,677	60,375
Per share stock price at period end	$25.40	$22.10
Market value of common equity	1,515,795	1,334,288

Total market capitalization with debt	$3,451,998	$3,240,453

Based on our total market capitalization of approximately $3.5 billion at December 31, 2003 (at the December 31, 2003 per share stock price of $25.40 and assuming the redemption for shares of Common Stock of the 6.6 million Common Units of minority interest in the Operating Partnership), our debt represented approximately 45.2% of our total market capitalization. Our total indebtedness at December 31, 2003 was approximately $1.6 billion and was comprised of $823.8 million of secured indebtedness with a weighted average interest rate of 6.9% and $735.0 million of unsecured indebtedness with a weighted average interest rate of 6.2%. As of December 31, 2003, our outstanding mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at December 31, 2003 ($ in thousands):

	Total	Amounts due during year ending December 31,					Thereafter
		2004	2005	2006	2007	2008
Fixed Rate Debt: (1)
Unsecured
Put Option Notes	$100,000	$—	$—	$—	$—	$—	$100,000
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage Loans Payable (2)	755,049	12,871	81,447	19,362	79,385	13,965	548,019

Total Fixed Rate Debt	1,315,049	12,871	81,447	129,362	79,385	113,965	898,019

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	55,000	—	—	55,000	—	—	—
Secured:
Mortgage Loans Payable (2)	68,709	235	279	64,968	3,227	—	—

Total Variable Rate Debt	243,709	235	120,279	119,968	3,227	—	—

Total Long Term Debt	1,558,758	13,106	201,726	249,330	82,612	113,965	898,019
Operating Lease Obligations:
Land Lease (3)	48,909	1,269	1,273	1,213	1,194	1,194	42,766
Purchase Obligations:
MG-HIW, LLC (4)	62,500	62,500	—	—	—	—	—
MG-HIW, LLC Letter of Credit (4)	7,500	7,500	—	—	—	—	—
MG-HIW Metrowest I and II, LLC (4)	3,200	3,200	—	—	—	—	—
Completion Contracts (3)	18,107	18,107	—	—	—	—	—
Other Long Term Liabilities Reflected on the Balance Sheet:
MG-HIW, LLC Lease Guarantee (5)	3,826	3,826	—	—	—	—	—
Plaza Colonade Debt Repayment Guarantee (4)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (4)	376	—	376	—	—	—	—
SF-HIW Harborview Lease Guarantee (5)	539	134	137	140	128	—	—
Capital One Lease Guarantee (5)	6,917	—	—	6,917	—	—	—
Capital One Lease Guarantee (5)	4,421	1,566	1,428	1,427	—	—	—
Industrial Portfolio Lease Guarantee (5)	2,373	850	991	532	—	—	—
Highwoods DLF 98/29, LP Lease Guarantee (5)	6,578	495	505	516	526	536	4,000

Total	$1,726,472	$112,553	$206,436	$262,543	$84,460	$115,695	$944,785

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.

(2)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion at December 31, 2003.

(3)	See Note 15 to the Consolidated Financial Statements for further discussion.

(4)	See “Liquidity and Capital Resources – Off Balance Sheet Arrangements.”

(5)	These liabilities represent gains that were deferred in accordance with SFAS 66 when we contributed these properties to a joint venture or sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. For further discussion, see Note 15 to the Consolidated Financial Statements.

Refinancings in 2003

On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013 from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013. This transaction was accounted for as an exchange of indebtedness under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. In accordance with EITF 96-19, the intermediaries acted as principals and the present value of the cash flows under the terms of the new debt instrument using the MOPPRS effective interest rate was less than 10.0% different from the present value of the remaining cash flows under the terms of the MOPPRS. Accordingly, the transaction was considered an exchange, not an extinguishment and no loss was recognized. The option premium paid to the lender was $17.7 million and was recorded as a deferred financing cost and will be amortized to interest expense over the remaining term of the new debt. Fees paid by us to third parties (such as legal fees) were expensed as incurred.

On July 17, 2003, we amended and restated our existing revolving loan. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of ten lender banks, matures in July 2006 and replaces our previous $300.0 million revolving loan. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at a rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded our credit rating from Baa3 to Ba1. We cannot provide any assurances Moody’s or the other rating agencies will not further change our credit ratings. If Standard and Poor’s or Fitch Inc. were to lower our credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under our revolving loan would be automatically increased by 60 basis points.

On December 1, 2003, $146.5 million of our 8.0% Notes and $100.0 million of our 6.75% Notes matured. We refinanced $127.5 million with 10-year secured debt at an effective rate of 5.25%. $100.0 million was refinanced with a two-year unsecured term loan with a floating rate initially set at 1.3% over LIBOR. The balance, equaling $19.0 million, was repaid using funds from our $250.0 million Revolving Loan.

Anticipated Refinancings in 2004

In 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”). The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

We currently anticipate that no later than June 15, 2004 we will call or repurchase $100.0 million of the X-POS and the third party purchase option. We will exchange the X-POS for a similar amount of new bonds. We anticipate that these transactions will be accounted for as an exchange of indebtedness under EITF 96-19 and accordingly no gain or loss would be recorded. Additionally, we anticipate the transaction will have no material effect on future interest expense assuming current market rates and conditions remain constant. However, any such transaction will depend upon our ability to favorably access the credit market and, accordingly, no assurances can be provided that we will be successful in refinancing the Put Option Note on favorable terms, if at all.

Operating and Financial Covenants and Performance Ratios

The terms of the revolving loan and the indentures that govern our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our revolving loans for at least the next several quarters, depending upon our future operating performance and property and financing transactions, we cannot assure you that we will continue to be in compliance.

The following table sets forth more detailed information about the Company’s ratio and covenant compliance under the revolving loan as of December 31, 2003 and 2002. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed description of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is incorporated by reference in this Annual Report as Exhibit 10.13.

	2003	2002
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.0%	49.9%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.23	2.25
Secured Debt Less Than or Equal to 35% of Total Assets	28.5%	19.1%
Adjusted EBDITA Greater Than 2.10 times Interest Expense	2.20	2.55
Adjusted EBDITA Greater Than 1.55 times Fixed Charges	1.62	1.88
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.49	3.05
Tangible Net Worth Greater Than $1.574 Billion	$1.7 billion	$1.7 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	71.6%	92.7%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of December 31, 2003 and 2002. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in this Annual Report as Exhibit 4.2.

	2003	2002
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	40.6%	39.3%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	21.6%	13.2%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.7	3.1
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	338.8%	294.2%

Current and Future Cash Needs

Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder dividends, any guarantee obligations and recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Major capital improvements to the existing properties total $18.1 million, as indicated in the Known Contractual Obligation Summary. In addition, we could incur tenant improvements and lease commissions related to any releasing of space previously leased by WorldCom and US Airways or other vacant space.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $28.8 million of our existing development activity (as of the date of this filing) and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•	borrowings under our unsecured revolving loan (up to $133.4 million of availability as of March 3, 2004);

•	the selective disposition of non-core assets or other assets;

•	the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•	the issuance of secured debt (at February 18, 2004, we had $2.2 billion of unencumbered real estate assets at cost).

Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the two revolving loans and long-term unsecured debt. We remain committed to maintaining a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayment of borrowings under the unsecured revolving loan. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long term. However, if these sources of funds are insufficient or unavailable, our ability to pay dividends to stockholders and satisfy other cash payments may be adversely affected.

Stockholder Dividends

To maintain our qualification as a REIT, we must distribute to stockholders at least 90.0% of our REIT taxable income. REIT taxable income, the calculation of which is determined by the federal tax laws, does not necessarily equal net income under GAAP. We generally expect to use our cash flow from operating activities for dividends to stockholders and for payment of recurring capital expenditures. Future dividends will be made at the discretion of the our Board of Directors. The following factors will affect our cash flows and, accordingly, influence the decisions of the Board of Directors regarding dividends:

•	debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness;

•	scheduled increases in base rents of existing leases;

•	changes in rents attributable to the renewal of existing leases or replacement leases;

•	changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties; and

•	operating expenses and capital replacement needs, including tenant improvements and leasing costs.

Off Balance Sheet Arrangements

The Company has several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and retain the management income relating to the properties in the joint venture.

As of December 31, 2003, our joint ventures had $814.0 million of total assets and $558.0 million of total liabilities. During 2003, these joint ventures earned $13.3 million of total net income, net of a $12.1 million impairment charge related to our purchase of the MG-HIW, LLC assets. We have a 34.3% weighted average equity interest in these joint ventures. For a more detailed discussion of our joint venture activity, see Note 2 in the Consolidated Financial Statements.

As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet and the results of operations of the joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. In other words, we generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

As of December 31, 2003, our joint ventures had $534.0 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at December 31, 2003 ($ in thousands):

	Percent Owned	Total		Amounts due during year ending December 31,					Thereafter
				2004	2005	2006	2007	2008
Board of Trade Investment Company	49.00%	$749		$184	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	38,000		969	1,041	4,419	13,332	5,764	12,475
Dallas County Partners II (1)	50.00%	22,465		1,242	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,924		1,106	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	67,307		1,273	403	431	4,241	381	60,578
4600 Madison Associates, LP	12.50%	16,721		711	762	815	873	935	12,625
Highwoods DLF 98/29, LP	22.81%	67,241		1,035	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	59,027		714	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	40,000		558	643	682	722	766	36,629
MG-HIW, LLC	20.00%	136,207		—	—	136,207	—	—	—
MG-HIW Metrowest II, LLC	50.00%	7,326		—	7,326	—	—	—	—
Concourse Center Associates, LLC	50.00%	9,695		176	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	16,496		—	—	—	16,496	—	—
SF-HIW Harborview, LP	20.00%	22,800		—	—	—	91	378	22,331

Total		$533,958	(2)	$7,968	$14,986	$147,752	$41,289	$19,044	$302,919

(1)	Des Moines joint ventures.

(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint venture guarantees, the maximum potential amount of future payments we could be required to make under the guarantees is $25.5 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 1.3% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 90.0% and 64.0% leased, respectively. The remaining $7.4 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at December 31, 2003 is 91.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

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

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our consolidated balance sheet at December 31, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by us under these agreements is $34.9 million. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should we be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners have collectively provided $12.0 million in letters of credit, $6.0 million by us and $6.0 million by our partner. We and our partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire in December 31, 2004. No recourse provisions exist that would enable us to recover from the other partner amounts drawn under the letter of credit.

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

On March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in the remaining assets of MG-HIW, LLC, which consists of five properties encompassing 1.3 million square feet located in the central business district of Orlando (“Orlando properties”). The properties were 83.8% leased as of December 31, 2003 and were encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points, which has been assumed by the Company. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million and the $7.5 million letter of credit was cancelled. The transaction implies a valuation (100% ownership) of $214.3 million, which includes the properties and other net assets of the joint venture.

In January 2004, we signed a Letter of Intent with Kapital-Consult, manager for Dreilander-Fonds, a European investment firm, under which Kapital-Consult will acquire a 60% equity interest in the Orlando properties for approximately $45.5 million, excluding certain development rights to be retained by us. Although the transaction is subject to documentation and other closing conditions, it is expected to close no later than the end of the second quarter of 2004.

As part of the MG-HIW, LLC acquisition on July 29, 2003, we entered into an option agreement with our partner, Miller Global, to acquire their 50.0% interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The $7.4 million construction loan to fund the development of this property, of which $7.3 million is outstanding at December 31, 2003, will be either paid in full or assumed by us in connection with the acquisition of the remaining assets. We have guaranteed 50.0% of the construction loan, such that if the joint venture is unable to repay the outstanding balance, we would be required, under the terms of the agreement, to repay 50.0% of the outstanding balance. The maximum potential amount of future payments by us under the agreement is $3.7 million, however, we are able to seek recourse from our partner for 50.0% of that amount.

On March 2, 2004, we exercised our option and acquired our partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The assets in MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC include 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. The $7.4 million construction loan to fund the development of this property was paid in full by us at closing.

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either us or our joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. Our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us in cash at anytime during the one-year period commencing on September 11, 2014. As a result, we have deferred a gain of $1.0 million until the expiration of the put option. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

Interest Rate Hedging Activities

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

The following table sets forth information regarding our interest rate hedge contracts as of December 31, 2003 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	1/2/2004	1 month USD-LIBOR-BBA	0.990%	$3
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	20

					$23

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During 2003, only a nominal amount was received from counter parties under interest rate hedge contracts.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Mr. Anderson. On January 17, 2003, we acquired an additional 23.46 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet taken down was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and Bluegrass, we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and Bluegrass for the condemned property of $737,348. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $737,348 to Bluegrass related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2003 and a gain of $1.0 million related to the condemnation of the development land is included in gain on disposition of land in our Consolidated Statement of Income for the year ended December 31, 2003. We believe that the purchase price with respect to each transaction did not exceed market value. These transactions were unanimously approved by the executive committee and the full Board of Directors (with Mr. Anderson abstaining from the vote).

During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of ours to this joint venture. Interest accrued at a rate of LIBOR plus 200 basis points. This construction loan was repaid in full in July 2003 when we were assigned our partner’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

We advanced $0.8 million to an officer and director related to certain expenses paid by us on behalf of the officer and director. During 2002, this advance, along with accrued interest, was repaid by the officer and director.

As of December 31, 2003, the Company had a $1.7 million receivable due from a joint venture. The amount has been subsequently paid in full.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2003. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate assets;

•	Allowance for doubtful accounts; and

•	Property operating expense recoveries

Real Estate Assets

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets at cost in the consolidated balance sheets. Expenditures directly related to the leasing of properties are included in other assets at cost in the consolidated balance sheets. With regard to the general and administrative costs, including compensation, we annually calculate the capitalization percentages which are based on employee hours allocated to successful efforts in development, construction and leasing, and adjust the financial statements to reflect any change in those allocations. If those allocations prove to be incorrect, the resulting adjustments could impact earnings.

Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, real estate taxes, interest costs, compensation and other costs incurred during the period of development. The interest costs are capitalized at the building’s vacancy percentage until either the building reaches 90.0% occupancy or one year after the issuance of a certificate of occupancy, whichever occurs first. The compensation costs are capitalized based on the capitalization percentage described above related to development activities. Construction expenditures include all general and administrative costs, including compensation and are capitalized based on the capitalization percentage related to specific construction projects. The leasing expenditures include all general and administrative costs, including compensation and are capitalized based on the capitalization percentage related to successfully securing leases on the properties. Estimated costs related to unsuccessful development and leasing as well as estimated costs related to non-specific construction projects are expensed as incurred.

All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. If these estimated lives are too short or too long, future adjustments to depreciation expense may be required. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

Upon the acquisition of real estate, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. We allocate the purchase price to the acquired assets and assumed liabilities based on their relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate which reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of based rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to based rental revenue over the remaining term of the respective leases.

The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, and cost to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions, legal and other related expenses. The value of in-place leases are amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed.

The value of tenant relationships is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of tenant relationships is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on our acquisitions to date, we have deemed relationships to be immaterial and have not allocated any amounts to this intangible asset.

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value is equal to the estimated or contracted sales price with a potential buyer less cost to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held and used, if events or changes in circumstances, such as significant decline in occupancy and change in use, indicate that the carrying value may be impaired, we perform an impairment analysis. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows. These cash flows are estimates based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held and used asset exceeds the sum of its undiscounted future operating cash flows, an impairment loss would be recorded for the difference between the discounted cash flows and the net book value. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the undiscounted future operating cash flows estimated by us in our impairment analyses may not be achieved and we may be required to recognize future impairment losses on our properties.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. We evaluate the adequacy of our allowance for doubtful accounts on a quarterly basis. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Property Operating Expense Recoveries

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses and real estate taxes.

The computation of cost reimbursements from tenants for CAM and real estate taxes is complex and involves numerous judgements including interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are hundreds of variations in the computations dealing with such matters as: which costs are includable or not includable for reimbursement, what is the square footage of the overall property space to determine the pro-rata percentages, and the applicability of cost limitation provisions, among other things. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We also make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and issue a bill or credit for the full amount, after considering amounts paid by the tenants during the year. The differences between the amounts billed, less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by June or July. The net amounts of any such adjustments have not been material in any of the years ended December 31, 2002 and 2001. Final adjustments for the year ended December 31, 2003 have not yet been determined.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

We believe that funds from operations (“FFO”) is one of several indicators of the performance of an equity REIT. FFO can facilitate comparisons of operating performance between periods and between other REITs because it excludes factors, such as depreciation, amortization and gains and losses from sales of real estate assets, which are based on historical cost and may be of limited relevance in evaluating current performance. FFO as disclosed by other REITs may not be comparable to our calculation of FFO as described below. Cash available for distribution (“CAD”) is another useful financial performance measure of an equity REIT. CAD provides an additional basis to evaluate the ability of a REIT to incur and service debt, fund acquisitions and other capital expenditures and pay distributions. CAD does not measure whether cash flow is sufficient to fund all cash needs. FFO and CAD are non-GAAP financial measures and do not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. They should not be considered as alternatives to net income as an indicator of our operating performance or to cash flows as a measure of liquidity.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

•	Net income (loss)—computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains or plus losses from sales of depreciable operating properties, (excluding impairment losses – see Note 2 following the table) and items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Less dividends to preferred shareholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization, gain/(loss) on sale and minority interest related to discontinued operations.

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

FFO, FFO per share and cash available for distribution for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table ($ in thousands):

	2003		2002		2001
	Amount	Per Share Diluted	Amount	Per Share Diluted	Amount	Per Share Diluted
Funds from operations:
Net income	$55,695		$93,461		$131,211
Dividends to preferred shareholders	(30,852)		(30,852)		(31,500)

Net income applicable to common shares	24,843	$0.47	62,609	$1.17	99,711	$1.83
Add/(Deduct):
Depreciation and amortization of real estate assets (1)	125,779	2.35	118,367	2.22	105,448	1.93
Gain on disposition of depreciable real estate assets (2)	(37)	—	(14,421)	(0.27)	(11,470)	(0.21)
Minority interest from the Operating Partnership in income from operations	3,003	0.06	8,296	0.16	15,500	0.28
Transition adjustment upon adoption of SFAS 133	—	—	—	—	556	0.01
Unconsolidated affiliates:
Depreciation and amortization of real estate assets (1)	9,225	0.17	9,619	0.18	8,483	0.16
Discontinued operations (4):
Depreciation and amortization of real estate assets (1)	2,918	0.05	12,028	0.22	11,921	0.22
Gain on sale, net of minority interest from the Operating Partnership (2)	(17,847)	(0.33)	(15,191)	(0.28)	—	—
Minority interest from the Operating Partnership in income from discontinued operations	1,792	0.03	2,909	0.05	3,448	0.06

Funds from operations before amounts allocable to minority interest from the Operating Partnership (3)	149,676	2.80	184,216	3.45	233,597	4.28
Minority interest from the Operating Partnership in funds from operations	(16,554)	(0.31)	(21,811)	(0.41)	(28,381)	(0.52)

Funds from operations applicable to common shares (3)	$133,122	$2.49	$162,405	$3.04	$205,216	$3.76

Cash available for distribution:
Funds from operations before amounts allocable to minority interest from the Operating Partnership	$149,676		$184,216		$233,597
Add/(Deduct):
Rental income from straight-line rents	(5,189)		(3,672)		(11,257)
Amortization of intangible lease assets	517		—		—
Depreciation of non-real estate assets (1)	3,446		3,382		3,698
Impairment charges	2,701		13,503		—
Amortization of deferred financing costs	3,078		1,393		2,005
Non-recurring compensation expense	—		3,700		—
Litigation expense	—		2,700		—
Non-incremental revenue generating capital expenditures:
Building improvements paid	(12,409)		(7,947)		(8,345)
Second generation tenant improvements paid	(27,810)		(20,531)		(19,704)
Second generation lease commissions paid	(17,258)		(12,321)		(15,697)

	(57,477)		(40,799)		(43,746)

Cash available for distribution	$96,752		$164,423		$184,927

Dividend payout data:
Dividends paid per common share/common unit	$1.86		$2.34		$2.31

Funds from operations	74.7%		77.0%		61.4%

Cash available for distribution	115.4%		86.3%		77.7%

Weighted average shares outstanding - diluted	53,409		53,485		54,571

Weighted average shares/units outstanding - diluted (5)	60,034		60,631		62,182

Net cash provided by/(used in):
Operating activities	$153,254		$201,107		$248,415

Investing activities	$65,511		$195,587		$(139,645)

Financing activities	$(211,218)		$(386,253)		$(212,974)

Net increase/(decrease) in cash and cash equivalents	$7,547		$10,441		$(104,204)

(1)	In connection with the SEC’s adoption of Regulation G, which governs the presentation of non-GAAP financial measures in documents filed with the SEC, we revised our definition of FFO for 2003 and all periods presented relating to the add-back of non-real estate depreciation and amortization. Our revised definition is in accordance with the definition provided by NAREIT. The change reduced FFO before amounts allocable to minority interest by $0.8 million or $0.01 per share for the fourth quarter of 2003 and by $0.8 million or $0.01 per share for the fourth quarter of 2002. For the full year 2003, the impact was $3.4 million, or $0.06 per share, and for the full year 2002, the impact was $3.4 million or $0.05 per share.

(2)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented. The following is a reconciliation of gain/(loss) on disposition of depreciable real estate assets included in the FFO calculation and gain/(loss) on disposition of depreciable assets included in our Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Continuing Operations:
Gain on disposition of depreciable real estate assets per FFO calculation	$37	$14,421	$11,470
Impairment losses	—	(9,919)	—

Gain on disposition and impairment of depreciable assets, net per Consolidated Statements of Income	$37	$4,502	$11,470

Discontinued Operations:
Gain on disposition of depreciable real estate assets per FFO calculation	$17,847	$15,191	$—
Impairment losses	(288)	(3,584)	—

Gain on disposition and impairment of depreciable assets, net per Consolidated Statements of Income	$17,559	$11,607	$—

In addition to the impairment losses detailed above, FFO for the year ended December 31, 2003 also includes a $2.4 million impairment loss included in our equity in earnings of unconsolidated affiliates related to the acquisition of certain assets of the MG-HIW, LLC joint venture by the Company.

(3)	As a result of FASB’s “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), losses on the extinguishment of debt are no longer classified as an extraordinary item in our Consolidated Statements of Income. Therefore, the calculation of FFO no longer includes an add-back of this amount. FFO before amounts allocable to minority interest from the Operating Partnership for the year ended December 31, 2002 was decreased by $0.7 million, which represents a loss on the extinguishment of debt incurred during those periods. There were no losses on the extinguishment of debt incurred in 2003.

As a result of the changes to the FFO calculation as outlined in footnotes (1), (2) and (3), FFO has been reduced by the following in dollars and per share amounts:

	2003	2002	2001
FFO in dollars before amounts allocable to minority interest from the Operating Partnership	$(6,147)	$(17,572)	$(3,698)

FFO per share	$(0.11)	$(0.29)	$(0.06)

(4)	For further discussion related to discontinued operations, see Note 12 to the Consolidated Financial Statements.

(5)	Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

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

As of December 31, 2003, we had approximately $223.7 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $2.2 million.

For a discussion of our interest rate hedge contracts in effect at December 31, 2003 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2003 would increase by approximately $0.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2003 would decrease by approximately $0.2 million.

In addition, we are exposed to certain losses in the event of nonperformance by the counter parties under the hedge contracts. We expect the counter parties, which are major financial institutions, to perform fully under the contracts. However, if either of the counter parties was to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1 of the financial report included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The CEO and CFO evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

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

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based on the most recent evaluation, which was completed as of December 31, 2003, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company intends to file a Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2004 within 120 days of December 31, 2003. The section under the heading “Election of Directors” of such Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2004 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

The Section under the heading “Committees of the Board of Directors – Audit Committee” of the Proxy Statement is incorporated herein by reference.

We have adopted a code of ethics that applies to our CEO and Senior Financial Officers, a copy of which is available free of charge on our corporate website, which is http://www.highwoods.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of this code of ethics by posting such information on our website as identified above. Our website also includes our board committee charters and our corporate governance guidelines. Alternatively, you may request any of this information free of charge by writing to us at Highwoods Properties, Inc., Investor Relations, 3100 Smoketree Court, Suite 600, Raleigh, NC 27604.

ITEM 11.	EXECUTIVE COMPENSATION

The section under the heading “Election of Directors” entitled “Compensation of Directors” of the Proxy Statement and the section titled “Executive Compensation” of the Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections under the headings “Voting Securities and Principal Stockholders” and “Equity Compensation Plan Information” of the Proxy Statement are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section under the heading “Related Party Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section under the heading “Ratification of Appointment of Independent Auditors” of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of Documents Filed as a Part of this Report

1.	Consolidated Financial Statements, Consolidated Financial Statement Schedules and Report of Independent Auditors See Index on Page F-1

2.	Exhibits

Ex.	FN	Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(2)	Amended and Restated Bylaws of the Company

4.1	(2)	Specimen of certificate representing shares of Common Stock

4.2	(3)	Indenture among the Operating Partnership, the Company and First Union National Bank of North Carolina dated as of December 1, 1996

4.3	(4)	Specimen of certificate representing 8 5/8% Series A Cumulative Redeemable Preferred Shares

4.4	(5)	Specimen of certificate representing 8% Series B Cumulative Redeemable Preferred Shares

4.5	(6)	Specimen of certificate representing 8% Series D Cumulative Redeemable Preferred Shares

4.6	(6)	Specimen of Depositary Receipt evidencing the Depositary Shares each representing 1/10 of an 8% Series D Cumulative Redeemable Preferred Share

4.7	(6)	Deposit Agreement, dated April 23, 1998, between the Company and First Union National Bank, as preferred share depositary

4.8	(7)	Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent

4.9	(8)	Agreement to furnish certain instruments defining the rights of long-term debt holders

4.10	(17)	Amendment No. 1, dated as of October 7, 2003, to the Rights Agreement, dated as of October 7, 1997, between the Company and Wachovia Bank, N.A., as rights agent

10.1	(2)	Amended and Restated Agreement of Limited Partnership of the Operating Partnership

10.2	(4)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series A Preferred Units

10.3	(5)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series B Preferred Units

10.4	(6)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series D Preferred Units

10.5	(9)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control

10.6	(10)	Form of Registration Rights and Lockup Agreement among the Company and the Holders named therein, which agreement is signed by all Common Unit holders

10.7	(11)	Amended and Restated 1994 Stock Option Plan

10.8	(8)	1997 Performance Award Plan

10.9	(12)	Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers

10.10	(13)	Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II

10.11	(14)	Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith

Ex.	FN	Description

10.12	(15)	1999 Shareholder Value Plan

10.13	(16)	Amended and Restated Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of July 17, 2003

21	(12)	Schedule of subsidiaries of the Company

23		Consent of Ernst & Young LLP

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(2)	Filed as part of Registration Statement 33-76952 dated February 28, 1994 with the SEC and incorporated herein by reference.

(3)	Filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

(4)	Filed as part of the Company’s Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(5)	Filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(6)	Filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(7)	Filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(8)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(9)	Filed as part of the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(10)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(11)	Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

(14)	Filed as part of the Company’s Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(15)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(16)	Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(17)	Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 15, 2004.

HIGHWOODS PROPERTIES, INC.

By:	/s/ RONALD P. GIBSON

Ronald P. Gibson Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Chairman of the Board of Directors	March 15, 2004

/s/ Ronald P. Gibson Ronald P. Gibson	Chief Executive Officer and Director	March 15, 2004

/s/ Edward J. Fritsch Edward J. Fritsch	President, Chief Operating Officer, and Director	March 15, 2004

/s/ John L. Turner John L. Turner	Vice Chairman of the Board and Director	March 15, 2004

/s/ Gene H. Anderson Gene H. Anderson	Senior Vice President and Director	March 15, 2004

/s/ Thomas W. Adler Thomas W. Adler	Director	March 15, 2004

/s/ Kay N. Callison Kay N. Callison	Director	March 15, 2004

/s/ William E. Graham, Jr. William E. Graham, Jr.	Director	March 15, 2004

/s/ Lawrence S. Kaplan Lawrence S. Kaplan	Director	March 15, 2004

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 15, 2004

/s/ Willard H. Smith, Jr. Willard H. Smith, Jr.	Director	March 15, 2004

/s/ F. William Vandiver, Jr. F. William Vandiver, Jr.	Director	March 15, 2004

/s/ Terry L. Stevens Terry L. Stevens	Vice President, Chief Financial Officer and Treasurer	March 15, 2004

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Highwoods Properties, Inc.

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In 2003, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In 2002, as discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

/S/ ERNST & YOUNG LLP

Raleigh, North Carolina

February 20, 2004, except for Note 19

as to which the date is March 2, 2004

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

($ in thousands)

	December 31,
	2003	2002
Assets:
Real estate assets, at cost:
Land and improvements	$397,131	$395,556
Buildings and tenant improvements	2,903,147	2,834,670
Development in process	6,899	6,420
Land held for development	191,158	164,341
Furniture, fixtures and equipment	21,818	20,966

	3,520,153	3,421,953
Less – accumulated depreciation	(537,851)	(455,685)

Net real estate assets	2,982,302	2,966,268
Property held for sale	65,724	166,703
Cash and cash equivalents	18,564	11,017
Restricted cash	6,320	8,582
Accounts receivable, net of allowance of $1,235 and $1,450, respectively	17,827	13,578
Notes receivable	24,623	31,057
Accrued straight-line rents receivable	51,189	48,777
Investments in unconsolidated affiliates	74,665	79,504
Other assets:
Deferred leasing costs	110,362	99,895
Deferred financing costs	46,198	26,120
Prepaid expenses and other	13,799	15,295

	170,359	141,310
Less – accumulated amortization	(84,764)	(71,427)

Other assets, net	85,595	69,883

Total Assets	$3,326,809	$3,395,369

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,558,758	$1,528,720
Accounts payable, accrued expenses and other liabilities	111,772	120,614

Total Liabilities	1,670,530	1,649,334
Minority interest	165,250	188,563
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at December 31, 2003 and 2002	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at December 31, 2003 and 2002	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at December 31, 2003 and 2002	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,474,403 and 53,400,195 shares issued and outstanding at December 31, 2003 and 2002, respectively	535	534
Additional paid-in capital	1,393,103	1,390,043
Distributions in excess of net earnings	(271,971)	(197,647)
Accumulated other comprehensive loss	(3,650)	(9,204)
Deferred compensation	(4,433)	(3,699)

Total Stockholders’ Equity	1,491,029	1,557,472

Total Liabilities and Stockholders’ Equity	$3,326,809	$3,395,369

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

($ in thousands, except per share amounts)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Rental revenue	$422,062	$433,065	$449,928
Operating expenses:
Rental property	147,380	137,713	139,180
Depreciation and amortization	129,225	121,749	109,146
General and administrative (includes $3,700 nonrecurring compensation expense in 2002)	24,815	24,576	21,390
Litigation expense	—	2,700	—

Total operating expenses	301,420	286,738	269,716

Interest expense:
Contractual	111,193	109,512	105,491
Amortization of deferred financing costs	3,078	1,393	2,005

	114,271	110,905	107,496
Other income:
Interest and other income	11,916	13,562	24,428
Equity in earnings of unconsolidated affiliates	4,750	8,063	8,911

	16,666	21,625	33,339

Income before gain on disposition of land and depreciable assets, minority interest and discontinued operations	23,037	57,047	106,055
Gain on disposition of land	3,739	6,894	4,702
Gain on disposition and impairment of depreciable assets, net	37	4,502	11,470

Income before minority interest and discontinued operations	26,813	68,443	122,227
Minority interest	(3,003)	(8,296)	(15,500)

Income from continuing operations	23,810	60,147	106,727
Discontinued operations:
Income from discontinued operations, net of minority interest	14,326	21,707	24,484
Gain on sale of discontinued operations, net of minority interest	17,559	11,607	—

	31,885	33,314	24,484

Net income	55,695	93,461	131,211
Dividends on preferred stock	(30,852)	(30,852)	(31,500)

Net income available for common stockholders	$24,843	$62,609	$99,711

Net income/(loss) per common share – basic:
Income/(loss) from continuing operations	$(0.13)	$0.55	$1.39
Income from discontinued operations	0.60	0.63	0.45

Net income	$0.47	$1.18	$1.84

Weighted average common shares outstanding – basic	53,272	53,226	54,228

Net income/(loss) per common share – diluted:
Income/(loss) from continuing operations	$(0.13)	$0.55	$1.38
Income from discontinued operations	0.60	0.62	0.45

Net income	$0.47	$1.17	$1.83

Weighted average common shares outstanding – diluted	53,409	53,485	54,571

Dividends declared per common share	$1.86	$2.34	$2.31

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Stockholders’ Equity

($ in thousands, except for number of common shares)

For the Years Ended December 31, 2003, 2002 and 2001

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2000	58,124,205	$581	$125,000	$172,500	$100,000	$1,506,161	$(2,488)	$—	$(110,209)	$1,791,545
Issuance of Common Stock	72,256	—	—	—	—	1,424	—	—	—	1,424
Common Stock Dividends	—	—	—	—	—	—	—	—	(125,380)	(125,380)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(31,500)	(31,500)
Issuance of restricted stock	84,661	—	—	—	—	2,109	(2,109)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,036	—	—	1,036
Repurchase of Common Stock	(5,389,300)	(52)	—	—	—	(134,702)	—	—	—	(134,754)
Repurchase of Preferred Stock	—	—	(20,055)	—	—	1,554	—	—	—	(18,501)
Other comprehensive loss	—	—	—	—	—	—	—	(9,441)	—	(9,441)
Net Income	—	—	—	—	—	—	—	—	131,211	131,211

Balance at December 31, 2001	52,891,822	529	104,945	172,500	100,000	1,376,546	(3,561)	(9,441)	(135,878)	1,605,640
Issuance of Common Stock	249,297	2	—	—	—	5,786	—	—	—	5,788
Conversion of Common Units to Common Stock	257,121	3	—	—	—	7,471	—	—	—	7,474
Common Stock Dividends	—	—	—	—	—	—	—	—	(124,378)	(124,378)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Issuance of restricted stock	48,562	—	—	—	—	1,414	(1,414)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,276	—	—	1,276
Repurchase of Common Stock	(46,607)	—	—	—	—	(1,174)	—	—	—	(1,174)
Other comprehensive income	—	—	—	—	—	—	—	237	—	237
Net Income	—	—	—	—	—	—	—	—	93,461	93,461

Balance at December 31, 2002	53,400,195	534	104,945	172,500	100,000	1,390,043	(3,699)	(9,204)	(197,647)	1,557,472
Issuance of Common Stock	99,039	1	—	—	—	1,975	—	—	—	1,976
Conversion of Common Units to Common Stock	318,249	3	—	—	—	7,824	—	—	—	7,827
Common Stock Dividends	—	—	—	—	—	—	—	—	(99,167)	(99,167)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Issuance of restricted stock	103,520	1	—	—	—	2,221	(2,222)	—	—	—
Repurchase of Common Stock	(446,600)	(4)	—	—	—	(9,273)	—	—	—	(9,277)
Fair value of stock options issued	—	—	—	—	—	313	(313)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,801	—	—	1,801
Other comprehensive income	—	—	—	—	—	—	—	5,554	—	5,554
Net Income	—	—	—	—	—	—	—	—	55,695	55,695

Balance at December 31, 2003	53,474,403	$535	$104,945	$172,500	$100,000	$1,393,103	$(4,433)	$(3,650)	$(271,971)	$1,491,029

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

($ in thousands)

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Operating activities:
Income from continuing operations	$23,810	$60,147	$106,727
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	111,856	104,051	96,464
Amortization of lease commissions	17,369	17,698	12,682
Amortization of deferred compensation	1,801	1,276	1,036
Amortization of deferred financing costs	3,078	1,393	2,005
Amortization of accumulated other comprehensive loss	1,688	1,543	1,565
Equity in earnings of unconsolidated affiliates	(4,750)	(8,063)	(8,911)
Gain on disposition of land and depreciable assets	(3,776)	(11,396)	(16,172)
Minority interest	3,003	8,296	15,500
Transition loss upon adoption of SFAS 133	—	—	556
Loss on ineffective portion of derivative instruments	—	—	559
Discontinued operations	19,036	36,644	39,853
Changes in operating assets and liabilities:
Accounts receivable	(4,249)	10,088	(454)
Prepaid expenses and other assets	3,758	(7,731)	(2,076)
Accrued straight-line rents receivable	(5,189)	(3,344)	(11,257)
Accounts payable, accrued expenses and other liabilities	(14,181)	(9,495)	10,338

Net cash provided by operating activities	153,254	201,107	248,415

Investing activities:
Additions to real estate assets	(203,359)	(130,870)	(351,983)
Proceeds from disposition of real estate assets	245,253	302,205	161,389
Repayments from unconsolidated affiliates	—	788	27,570
Distributions from unconsolidated affiliates	9,489	11,203	9,722
Investments in notes receivable	15,889	12,704	37,157
Other investing activities	(1,761)	(443)	(23,500)

Net cash provided by/(used in) investing activities	65,511	195,587	(139,645)

Financing activities:
Distributions paid on common stock and common units	(111,804)	(141,176)	(142,889)
Settlement of interest rate swap agreement	3,866	—	—
Dividends paid on preferred stock	(30,852)	(30,852)	(31,500)
Repurchase of preferred stock	—	—	(18,501)
Net proceeds from the sale of common stock	1,976	5,788	1,424
Repurchase of common stock and common units	(19,072)	(4,832)	(148,787)
Borrowings on revolving loans	279,500	211,500	594,000
Repayment of revolving loans	(282,000)	(382,500)	(365,500)
Borrowings on mortgages and notes payable	229,690	51,737	76,707
Repayment of mortgages and notes payable	(279,638)	(94,613)	(176,918)
Net change in deferred financing costs	(2,884)	(1,305)	(1,010)

Net cash used in financing activities	(211,218)	(386,253)	(212,974)

Net increase/(decrease) in cash and cash equivalents	7,547	10,441	(104,204)
Cash and cash equivalents at beginning of the period	11,017	576	104,780

Cash and cash equivalents at end of the period	$18,564	$11,017	$576

Supplemental disclosure of cash flow information:
Cash paid for interest	$115,201	$117,341	$122,760

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows—Continued

($ in thousands)

For the Years Ended December 31, 2003, 2002 and 2001

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets contributed by the holders of Common Units in the Operating Partnership, the net assets acquired subject to mortgage notes payable and other non-cash transactions:

	2003	2002	2001
Assets:
Net real estate assets	$64,409	$43,148	$6,516
Cash and cash equivalents	—	353	40
Accounts receivable	—	139	—
Notes receivable	9,455	—	—
Investment in unconsolidated affiliates	(1,861)	(1,174)	—
Deferred financing costs	17,810	—	—

	$89,813	$42,466	$6,556

Liabilities:
Mortgages and notes payable	$82,486	$23,366	$3,922
Accounts payable, accrued expenses and other liabilities	7,327	18,508	73

	$89,813	$41,874	$3,995

Equity:	$—	$592	$2,561

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Highwoods Properties, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly-owned assets include: 465 in-service office, industrial and retail properties; 213 apartment units; 1,305 acres of undeveloped land suitable for future development; and an additional four properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2003, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 88.9% of the common partnership interests (“Common Units”) in the Operating Partnership. In 2003, the Company repurchased from limited partners (including certain officers and directors of the Company) 453,635 Common Units back into the Operating Partnership, which increased the percentage of common partnership units owned by the Company from 88.4% at December 31, 2002 to 88.9% at December 31, 2003. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights as more fully described in Note 9.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Operating Partnership and its majority-owned affiliates. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended. As a REIT, the Company generally will not be subject to federal or state income taxes on its net income that it distributes to stockholders. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements, and various other qualification tests prescribed in the Code. In June 1994, the Company formed a taxable REIT subsidiary, as permitted under the Code, through which it conducts certain business activities; the taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Company records provisions for such taxes to the extent required based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and that recognized for tax purposes.

Minority interest. Minority interest in the accompanying consolidated financial statements relate to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of December 31, 2003, the minority interest in the Operating Partnership consisted of 6.2 million common units. Minority interest is computed by applying the percentage of common units to the total number of outstanding common units and common shares to the Operating Partnership’s income from continuing operations and its discontinued operations as reflected in the income statement. The result is the amount of minority interest expense recorded for the period. In addition, when a common unit holder redeems a common unit for a share of common stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Real estate assets. All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the consolidated balance sheets. Expenditures directly related to the leasing of properties are included in other assets and are stated at cost in the consolidated balance sheets. The development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. The construction expenditures include all general and administrative costs, including compensation incurred in connection with specific construction projects. The leasing expenditures include all general and administrative costs, including compensation incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful activities are expensed as incurred. If the Company’s assumptions regarding the successful efforts of development, construction and leasing are incorrect, the resulting adjustments could impact earnings.

Upon the acquisition of real estate, the Company assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141. The Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. The capitalized above-market lease values are amortized as a reduction of based rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to based rental revenue over the remaining term of the respective leases.

The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, and cost to execute similar leases. The value of in-place leases are amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of their related intangible asset is expensed.

The value of tenant relationships is based on the Company’s overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of tenant relationships is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on the Company’s acquisitions to date, the Company has deemed relationships to be immaterial and have not allocated any amounts to this intangible asset.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

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

As of December 31, 2003, the Company had 438,073 square feet of property, 88 apartment units and 168.1 acres of land under contract for sale or letter of intent in various transactions totaling $90.3 million. These real estate assets have a carrying value of $65.7 million and have been classified as assets held for sale in the accompanying financial statements.

Rental revenue. Rental revenue is comprised of base rent, property operating cost recoveries from tenants, parking and other income and termination fees which relate to specific tenants each of whom has paid a fee to terminate its lease obligation before the end of the contracted term on the lease.

In accordance with Generally Accepted Accounting Principles (“GAAP”), base rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met:

•	a fully executed lease termination agreement has been delivered;

•	the tenant has vacated the space;

•	the amount of the fee is determinable; and

•	collectibility of the fee is reasonably assured.

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in the Company’s leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses and real estate taxes.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The computation of cost reimbursements from tenants for CAM and real estate taxes is complex and involves numerous judgments including interpretation of terms and other tenant lease provisions. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. The Company records these payments as income each month. The Company also makes adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to the Company’s best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, the Company computes each tenant’s final cost reimbursements and issues a bill or credit for the full amount, after considering amounts paid by the tenants during the year. The differences between the amounts billed, less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by June or July. The net amounts of any such adjustments have not been material in any of the years ended December 31, 2002 and 2001. Final adjustments for the year ended December 31, 2003 have not yet been determined.

Allowance for doubtful accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company’s receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectibility of accounts receivable prove incorrect, the Company could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts.

Investments in joint ventures. The Company’s investments in unconsolidated affiliates consist of one corporation, nine limited liability companies, four limited partnerships and three general partnerships. The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting as the Company exercises significant influence, but does not have financial or operating control. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated affiliates over the life of the property, generally 40 years.

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

Additionally, the joint ventures will frequently borrow money on their own behalf to finance the acquisition of and/or leverage the return upon the properties being acquired by the joint venture or to build or acquire additional buildings, typically on a non-recourse or limited recourse basis. The Company generally is not liable for the debts of their joint ventures, except to the extent of the Company’s equity investment, unless the Company has directly guaranteed any of that debt. (See Note 15 for further discussion). In most cases, the Company and/or its strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash equivalents. The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted cash. Restricted cash includes security deposits for the Company’s commercial properties and construction-related escrows. In addition, the Company maintains escrow and reserve funds for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements.

Income taxes. The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets, and through the payment of dividends to stockholders, is permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. As of December 31, 2003, to maintain qualification as a REIT, the Company was required to distribute to stockholders at least 90.0% of REIT taxable income, excluding capital gains.

No provision has been made for federal and state income taxes during the years ended December 31, 2003, 2002 and 2001 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. In addition, no provision has been required for federal and state income taxes with respect to the Company’s taxable REIT subsidiary because it has had no taxable income for financial reporting purposes since its formation.

Concentration of credit risk. Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2003, the wholly-owned properties (excluding apartment units) were leased to 2,407 tenants in 14 geographic locations. The Company’s tenants engage in a wide variety of businesses. No single tenant currently generates revenue greater than 3.4%.

Stock compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 14 included herein, the Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options for options issued through December 31, 2002. During 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which provides methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company elected the prospective method as defined by SFAS 148 for options issued on or after January 1, 2003.

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

Per share information. Per share information is calculated using the weighted average number of shares of Common Stock outstanding (including common share equivalents).

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Use of estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the December 31, 2002 and 2001 financial statements have been reclassified to conform to the December 31, 2003 presentation and accounting for discontinued operations (See Note 12 for further discussion). These reclassifications had no effect on net income or stockholder’s equity as previously reported.

Impact of Newly Adopted and Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which rescinds Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated, and if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The statement also requires gains and losses from the extinguishment of debt classified as an extraordinary item in prior periods presented that do not meet the criteria in Accounting Principles Board (“APB”) Opinion 30 for classification as an extraordinary item to also be reclassified. The Company adopted SFAS 145 in the first quarter of 2003. In accordance with the statement, the Company reclassified losses on early extinguishment of debt of $0.4 million and $0.7 million, respectively, from an extraordinary item to interest expense in its Consolidated Statements of Income for the years ended December 31, 2002 and 2001.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which differs from prior practice, under which a liability was recorded only when a loss was probable and could be reasonably estimated. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or equity security of the guaranteed party. However, a guarantee or an indemnification whose existence prevents the guarantor from being able to either account for a transaction as the sale of an asset that is related to the underlying guarantee or recognize in earnings the profit from that sale transaction is exempt from the interpretation. The disclosure requirements in this Interpretation are effective for interim and annual periods ending after December 15, 2002. The Company adopted the accounting and disclosures requirements under FIN 45 on January 1, 2003. As of December 31, 2003, the Company had various guarantees as further discussed in Note 15.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), which amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements related to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Company adopted the fair value recognition provision prospectively for all awards granted on or after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. The Company continues to account for stock options issued prior to January 1, 2003 under the guidance of APB Opinion 25, “Accounting for Stock Issued to Employees and Related Interpretations.” (See Note 14 for further discussion).

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. The Company adopted the provisions of FIN 46 for the Company’s interests in VIEs acquired subsequent to January 31, 2003. According to FASB Interpretation No. 46 (revised December 2003), entities shall apply the Interpretation only to special-purpose entities subject to the Interpretation no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given the Company has no significant variable interests in special-purpose entities, the Interpretation is effective March 31, 2004. As of December 31, 2003, it was initially believed that when the Interpretation becomes effective, it was reasonably possible the Company would consolidate or disclose information about variable interest entities. Those entities would have consisted of three joint ventures with unrelated investors in which the Company had retained 50.00% or less minority equity interests (See Note 2 for further discussion). These joint ventures were formed for the development, management and leasing of office properties. However, on March 2, 2004, the Company acquired its partner’s interests in these entities, which will eliminate any FIN 46 impact that was previously anticipated related to these joint ventures. (See Note 19 for further discussion). FIN 46 requires the Company to disclose its maximum exposure to loss as a result of its involvement with these entities, which would have been $24.8 million at December 31, 2003. The maximum exposure to loss assumes the Company would be required to fully satisfy its debt guarantees and experiences a complete loss of its equity investment in such entities.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance was applied prospectively. The provisions of SFAS No. 149 did not have an impact on our financial condition and results of operations. See Note 10 for further discussion on the Company’s derivative instruments.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption. As of December 31, 2003, the provisions of SFAS 150 do not have a material impact on the Company’s financial condition or results of operations. The Company initially believed the implementation of FIN 46 at March 31, 2004, as mentioned above, would result in minority interest in VIEs, which is classified as non-controlling interests in finite-life entities under SFAS 150. However, on March 2, 2004, the Company acquired its partner’s interests in these entities, which will eliminate the minority interest in VIEs that was expected upon the implementation of FIN 46. (See Note 19 for further discussion). Additionally, at its October 29, 2003 meeting, the FASB voted to defer indefinitely SFAS 150 as it relates to non-controlling interests in finite-life entities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables set forth information regarding the Company’s joint venture activity as recorded on the joint venture’s books at December 31, 2003 and 2002 ($ in thousands):

	Percent Owned	December 31, 2003			December 31, 2002
		Total Assets	Debt	Total Liabilities	Total Assets	Debt	Total Liabilities
Balance Sheet Data:
Board of Trade Investment Company	49.00%	$7,829	$749	$815	$7,778	$919	$1,071
Dallas County Partners (1)	50.00%	42,459	38,000	40,427	44,128	38,904	41,285
Dallas County Partners II (1)	50.00%	18,255	22,465	23,934	18,900	23,587	24,874
Fountain Three (1)	50.00%	34,524	29,924	31,860	37,159	30,958	32,581
RRHWoods, LLC (1)	50.00%	81,327	67,307	70,707	82,646	68,561	71,767
Kessinger/Hunter, LLC	26.50%	8,574	—	—	12,929	—	888
4600 Madison Associates, LP	12.50%	21,684	16,721	17,060	23,254	17,385	17,896
Highwoods DLF 98/29, LP	22.81%	140,192	67,241	69,522	141,147	68,209	70,482
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	115,854	59,027	61,841	119,134	59,688	62,601
Highwoods-Markel Associates, LLC	50.00%	51,661	40,000	41,128	16,026	11,625	12,583
MG-HIW, LLC	20.00%	197,191	136,207	141,854	355,102	242,240	249,340
MG-HIW Peachtree Corners III, LLC	50.00%	—	—	—	3,809	2,494	2,823
MG-HIW Metrowest I, LLC	50.00%	1,601	—	—	1,601	—	3
MG-HIW Metrowest II, LLC	50.00%	11,460	7,326	7,636	9,600	5,372	5,540
Concourse Center Associates, LLC	50.00%	14,489	9,695	9,933	14,896	9,859	10,193
Plaza Colonnade, LLC	50.00%	26,086	16,496	17,437	3,591	—	3
SF-HIW Harborview, LP	20.00%	40,895	22,800	23,886	41,134	22,800	25,225

Total		$814,081	$533,958	$558,040	$932,834	$602,601	$629,155

	Percent Owned	Year ended December 31, 2003							Year ended December 31, 2002
		Revenue	Operating Expenses	Interest	Depr/ Amort		Net Income/ (Loss)		Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$2,373	$1,604	$65	$408		$296		$2,670	$1,647	$83	$363	$577
Dallas County Partners (1)	50.00%	10,551	5,509	2,758	1,917		367		11,046	5,470	2,663	1,998	915
Dallas County Partners II (1)	50.00%	6,167	2,707	2,343	822		295		5,948	2,522	2,452	1,062	(88)
Fountain Three (1)	50.00%	6,939	3,129	2,220	1,535		55		6,884	2,850	2,143	1,516	375
RRHWoods, LLC (1)	50.00%	14,401	7,464	2,510	3,458		969		13,740	7,145	3,397	3,617	(419)
Kessinger/Hunter, LLC	26.50%	6,402	4,728	—	716		958		6,867	4,927	—	682	1,258
4600 Madison Associates, LP	12.50%	5,437	2,211	1,166	1,785		275		5,229	1,954	1,258	1,839	178
Highwoods DLF 98/29, LP	22.81%	19,359	5,518	4,589	3,464		5,788		20,337	5,549	4,653	3,391	6,744
HIghwoods DLF 97/26 DLF 99/32, LP	42.93%	15,893	4,376	4,591	4,034		2,892		16,859	4,465	4,635	3,968	3,791
Highwoods-Markel Associates, LLC	50.00%	3,342	1,834	1,135	632		(259)		3,191	1,642	1,032	562	(45)
MG-HIW, LLC	20.00%	39,922	15,081	7,475	18,699	(2)	(1,333	)(2)	51,177	18,156	10,741	8,377	13,903
MG-HIW Peachtree Corners III, LLC	50.00%	214	74	72	73		(5)		—	55	—	44	(99)
MG-HIW Rocky Point, LLC	50.00%	—	—	—	—		—		1,813	555	271	248	739
MG-HIW Metrowest I, LLC	50.00%	—	28	—	—		(28)		—	26	—	—	(26)
MG-HIW Metrowest II, LLC	50.00%	635	411	169	349		(294)		303	240	50	246	(233)
Concourse Center Associates, LLC	50.00%	2,082	542	726	305		509		2,113	539	681	302	591
Plaza Colonnade, LLC	50.00%	11	2	—	4		5		9	—	—	2	7
SF-HIW Harborview, LP	20.00%	6,840	1,720	1,403	866		2,851		1,721	458	432	289	542

Total		$140,568	$56,938	$31,222	$39,067		$13,341		$149,907	$58,200	$34,491	$28,506	$28,710

(1)	Des Moines joint ventures.

(2)	Includes a $12.1 million impairment loss at the joint venture level of which the Company’s share is $2.4 million.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

The following summarizes the formation and principal activities of the various joint ventures in which the Company has a minority equity interest.

Board of Trade Investment Company, Kessinger/Hunter, LLC, 4600 Madison Associates, LP

In connection with the Company’s merger with J.C. Nichols Company in July 1998, the Company acquired a 49.0% interest in Board of Trade Investment Company, a 30.0% interest in Kessinger/Hunter, LLC, and a 12.5% interest in 4600 Madison Associates, L.P. The Company is the sole and exclusive property manager of Board of Trade Investment Company and 4600 Madison Associates, L.P. joint ventures, for which it received fees of $0.1 million in 2003, 2002 and 2001. In addition, Kessinger/Hunter, LLC provides property management, leasing and brokerage services and provides certain construction related services for certain wholly-owned properties of the Company, and received $2.7 million, $3.0 million and $5.8 million for these related services from the Company in 2003, 2002 and 2001, respectively. During 2002, the Company decreased its ownership interest in Kessinger/Hunter, LLC to 26.5%.

Des Moines Joint Ventures

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

Highwoods DLF 98/29, L.P.

On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”), pursuant to which the Company sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the “DLF I Joint Venture”). DLF contributed approximately $56.0 million for a 77.19% interest in the DLF I Joint Venture, and the DLF I Joint Venture borrowed approximately $71.0 million from third-party lenders. The Company retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of approximately $124.0 million and is the sole and exclusive property manager and leasing agent of the DLF I Joint Venture’s properties, for which the Company received fees of $0.9 million, $0.9 million and $0.8 million in 2003, 2002 and 2001, respectively.

Highwoods DLF 97/26 DLF 99/32, L.P.

On May 9, 2000, the Company closed a transaction with Dreilander-Fonds 97/26 and 99/32 (“DLF II”) pursuant to which the Company contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the “DLF II Joint Venture”). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture, and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Company initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of approximately $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Company decreased its ownership percentage to 42.93% as of December 31, 2001. The Company is the sole and exclusive property manager and leasing agent of the DLF II Joint Venture’s properties, for which the Company received fees of $0.5 million in 2003, 2002 and 2001.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

Highwoods-Markel Associates, LLC, Concourse Center Associates, LLC

During 1999 and 2001, the Company closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Company sold or contributed certain office properties to newly created limited liability companies. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Company retained the remaining 50.0% interest, received net cash proceeds and is the sole and exclusive property manager and leasing agent of the joint ventures’ properties, for which the Company received fees of $0.1 million, $0.1 million and $0.05 million in 2003, 2002 and 2001, respectively.

On December 29, 2003, the Company contributed an additional three in-service office properties encompassing approximately 290,853 rentable square feet valued at approximately $35.6 million to the Highwoods-Markel, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain their 50.0% ownership interest and the joint venture borrowed and refinanced approximately $40.0 million from a third party lender. The Company retained its 50.0% ownership interest in the joint venture and received net cash proceeds of approximately $31.9 million. The Company is the sole and exclusive manager and leasing agent for the properties and receives customary management fees and leasing commissions, which have been included in the totals above.

MG-HIW Joint Ventures

On December 19, 2000, the Company formed or agreed to form five joint ventures with Denver-based Miller Global Properties, LLC (“Miller Global”). In the first joint venture, MG-HIW, LLC, the Company sold or contributed 19 in-service office properties encompassing approximately 2.5 million rentable square feet valued at approximately $335.0 million. As part of the formation of MG-HIW, LLC, Miller Global contributed approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Company retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. During 2001, the Company contributed a 39,000 square foot development project to MG-HIW, LLC for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and the Company retained its 20.0% ownership interest and received net cash proceeds of approximately $4.8 million. In the remaining four joint ventures, the Company contributed approximately $7.5 million of development land to various newly created limited liability companies and retained a 50.0% ownership interest. Three of these joint ventures have developed three properties encompassing 347,000 rentable square feet that costs approximately $50.4 million in the aggregate. The fourth joint venture, MG-HIW Metrowest I, LLC is expected to develop one property encompassing 88,000 rentable square feet with a budgeted cost of approximately $10.8 million. The Company is the sole and exclusive developer of these properties, and received $0.03 million and $0.6 million in development fees in 2002 and 2001, respectively. The Company did not receive development fees in 2003. In addition, the Company is the sole and exclusive property manager and leasing agent for the properties in all of these joint ventures and received fees of $2.0 million, $2.9 million and $1.5 million in 2003, 2002 and 2001, respectively.

On June 26, 2002, the Company acquired Miller Global’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring its ownership interest in that entity to 100.0%. At that time, the Company consolidated the assets and liabilities, and recorded revenues and expenses on a consolidated basis. (See also SF-HIW Harborview, LP discussion).

On July 29, 2003, the Company acquired the assets and/or its partner’s 80.0% equity interest related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC. (See Note 3 for further discussion on this acquisition).

On March 2, 2004, the Company exercised its options and acquired its partner’s 80.0% interest in the remaining assets of MG-HIW, LLC and its partner’s 50.0% interests in MG-HIW Metrowest I, LLC and MG-HIW, Metrowest II, LLC. (See Note 19 for further discussion).

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

Plaza Colonnade, LLC

On June 14, 2002, the Company contributed $1.1 million cash to Plaza Colonnade, LLC, a newly formed limited liability company to construct a 285,000 square foot development property. The total project costs are estimated at $70.6 million. The Company has retained a 50.0% interest in this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property which is expected to cost $69.7 million. The Company is a co-developer of this property and received development fees of $0.4 million in 2003. The construction loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Company’s share. The Company and its partners in this joint venture have each guaranteed 50.0% of the loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition to the construction loan, the partners collectively provided $12.0 million in letters of credit, $6.0 million by the Company and $6.0 million by its partner. (See Note 15 for further discussion).

SF-HIW Harborview, LP

On September 11, 2002, the Company contributed Harborview Plaza to SF-HIW Harborview Plaza, LP, a newly formed joint venture with a different partner, in exchange for a 20.0% limited partnership interest and $12.1 million in cash. The Company is the sole and exclusive property manager and leasing agent of this joint venture’s property, for which it received fees of $0.2 million and $0.06 million in 2003 and 2002, respectively.

3. ACQUISITION OF JOINT VENTURE ASSETS AND EQUITY INTERESTS

On July 29, 2003, the Company acquired the assets and/or its partner’s 80.0% equity interest related to 15 properties encompassing 1.3 million square feet owned by MG-HIW, LLC. The properties are located in Atlanta, Raleigh and Tampa. At the closing of the transaction, the Company paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The transaction implies a valuation (100.0% ownership) of $141.2 million, which includes the properties and other net assets. The Company accounted for the acquisition in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). The Company allocated $125.7 million of the purchase price to net tangible assets and $11.7 million to identified intangible assets acquired based on their fair values. The Company assessed fair value based on available market information and estimated cash flow projections that utilize discount and capitalization rates deemed appropriate by management. The weighted average amortization period of the identified intangible assets is approximately five years. The results of operations subsequent to this acquisition are included in the Company’s Consolidated Statements of Income for the year ended December 31, 2003.

An impairment charge of $12.1 million was recorded by MG-HIW, LLC joint venture for assets classified as held for sale as of June 30, 2003, which were subsequently sold by MG-HIW, LLC to the Company on July 29, 2003. The Company’s share of this charge of $2.4 million reduced the Company’s equity in earnings of unconsolidated affiliates for the year ended December 31, 2003.

Also as a part of the MG-HIW, LLC acquisition on July 29, 2003, the Company was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. The construction loan, which was made to this joint venture by an affiliate of the Company had an interest rate of LIBOR plus 200 basis points and was paid in full on July 29, 2003 in connection with the assignment.

Additionally, the Company entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC. The remaining assets of MG-HIW, LLC are five properties encompassing 1.3 million square feet located in the central business district of Orlando. The properties were 83.8% leased as of December 31, 2003 and are encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points, which will be assumed by the Company at closing. The Company acquired this 80.0% interest on March 2, 2004. (See Notes 15 and 19 for further discussion).

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITION OF JOINT VENTURE ASSETS AND EQUITY INTERESTS - Continued

Also as part of the MG-HIW, LLC acquisition on July 29, 2003, the Company entered into an option agreement with its partner, Miller Global, to acquire their 50.0% interest in the assets encompassing 87,832 square feet of property and 7.0 acres of development land of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The $7.4 million construction loan to fund the development of this property, of which $7.3 million is outstanding at December 31, 2003, will be either paid in full or assumed by the Company in connection with the acquisition of the remaining assets. The Company acquired this 50.0% interest on March 2, 2004. (See Notes 15 and 19 for further discussion).

The following unaudited pro forma information has been prepared assuming the acquisition of the MG-HIW joint venture properties described above occurred January 1, 2002 ($ in thousands, except per share amounts):

	Pro Forma for the Year Ended December 31,
	2003	2002
Rental revenue and other income	$502,038	$552,290
Net income	$61,839	$99,931
Net income per share - basic	$0.58	$1.30
Net income per share - diluted	$0.58	$1.29

The pro forma information is not necessarily indicative of what the Company’s results of operations would have been if the transaction had occurred at the beginning of the period presented. Additionally, the pro forma information does not purport to be indicative of the Company’s results of operations for future periods.

4. DISPOSITIONS

During 2003, the Company contributed to joint ventures or sold approximately 3.6 million rentable square feet of office, industrial and retail properties, 122.8 acres of revenue-producing land and 108.5 acres of development land for gross proceeds of $257.2 million. The Company recognized gains totaling $23.5 million related to these dispositions and deferred the recognition of additional gain of $2.7 million in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”) as a result of the Company retaining its 50.0% equity interest in Highwoods-Markel Associates, LLC after contributing the buildings to the joint venture. See Note 2 for further discussion of the Highwoods-Markel Associates, LLC transaction and Note 15 for further discussion of the deferral of gains due to rental shortfall and re-tenanting cost guarantees.

During 2002, the Company contributed to joint ventures or sold approximately 2.5 million rentable square feet of office and industrial properties and 137.7 acres of development land for gross proceeds of $302.2 million. The Company recognized a gain of $24.5 million related to these dispositions and deferred the recognition of additional gain of $1.0 million as a result of the outstanding put option related to SF-HIW Harborview, LP. See Note 15 for further discussion of the deferral of gains due to rental shortfall and re-tenanting cost guarantees.

During 2001, the Company contributed to joint ventures or sold approximately 425,000 rentable square feet of office and industrial properties, 215.7 acres of development land and 1,672 apartment units for gross proceeds of $180.3 million. The Company recognized a gain of $16.2 million related to these dispositions.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MORTGAGES AND NOTES PAYABLE

The Company’s mortgages and notes payable consisted of the following at December 31, 2003 and 2002:

	2003		2002
	($ in thousands)
Mortgage loans payable:
9.0% mortgage loan due 2005	$35,170		$36,089
8.1% mortgage loan due 2005	27,257		28,004
8.2% mortgage loan due 2007	66,896		68,442
7.8% mortgage loan due 2009	88,322		89,946
7.9% mortgage loan due 2009	88,404		90,008
7.8% mortgage loan due 2010	140,498		142,841
6.0% mortgage loan due 2013	143,713		—
5.7% mortgage loan due 2013	127,500	(1)	—
4.5% to 9.1% mortgage loans due between 2005 and 2022	37,289		60,081
Variable rate mortgage loan due 2006	64,676		—
Variable rate mortgage loan due 2007	4,033		4,309

	823,758		519,720

Unsecured indebtedness:
6.75% notes due 2003	—	(1)	100,000
8.0% notes due 2003	—	(1)	146,500
7.0% notes due 2006	110,000		110,000
7.125% notes due 2008	100,000		100,000
8.125% notes due 2009	50,000		50,000
MOPPRS due 2013	—		125,000
Put Option Notes due 2011	100,000		100,000
7.5% notes due 2018	200,000		200,000
Term loan due 2005	20,000		20,000
Term loan due 2005	100,000	(1)	—
Unsecured Revolving Loan due 2006	55,000		57,500

	735,000		1,009,000

Total	$1,558,758		$1,528,720

(1)	On December 1, 2003, $146.5 million of the Company’s 8.0% Notes and $100.0 million of the Company’s 6.75% Notes matured. The Company refinanced $127.5 million with 10-year secured debt at an effective rate of 5.25%. $100.0 million was refinanced with a 2-year unsecured term loan with a floating rate initially set at 1.3% over LIBOR. The balance, equaling $19.0 million, was repaid using funds from the Company’s $250.0 million Revolving Loan.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MORTGAGES AND NOTES PAYABLE - Continued

The following table sets forth the principal payments due on the Company’s long-term debt as of December 31, 2003 ($ in thousands):

		Amounts due during year ending December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt:
Unsecured (1):
Put Option Notes (2)	$100,000	$—	$—	$—	$—	$—	$100,000
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage loans payable (3)	755,049	12,871	81,447	19,362	79,385	13,965	548,019

Total Fixed Rate Debt	1,315,049	12,871	81,447	129,362	79,385	113,965	898,019

Variable Rate Debt:
Unsecured:
Term Loans	120,000	—	120,000	—	—	—	—
Revolving Loan (4)	55,000	—	—	55,000	—	—	—
Secured:
Mortgage loans payable (3)	68,709	235	279	64,968	3,227	—	—

Total Variable Rate Debt	243,709	235	120,279	119,968	3,227	—	—

Total Long Term Debt	$1,558,758	$13,106	$201,726	$249,330	$82,612	$113,965	$898,019

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at the Company’s option, subject to certain conditions including the payment of make-whole amounts. The Company’s fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.

(2)	In 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”). The assets of the trust consist of, among other things, $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bear an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes will be 6.39% plus the applicable spread determined as of June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. If the counter party elects not to exercise this option, the Operating Partnership would be required to repurchase the Put Option Notes from the Trust on June 15, 2004 at 100.0% of the principal amount plus accrued and unpaid interest.

(3)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of $1.4 billion at December 31, 2003.

(4)	On July 17, 2003, the Company amended and restated its existing revolving loan. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of ten lender banks, matures in July 2006 and replaced its previous $300.0 million revolving loan. The Revolving Loan carries an interest rate based upon its senior unsecured credit ratings. As a result, interest would currently accrue on borrowings under the Revolving Loan at an average rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. The Company currently has a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded its assigned credit rating from Baa3 to Ba1. If Standard and Poor’s or Fitch Inc. were to lower the Company’s credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under the Company’s revolving loan would be automatically increased by 60 basis points.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MORTGAGES AND NOTES PAYABLE - Continued

On February 3, 2003, the Operating Partnership repurchased 100.0% of the principal amount of the MandatOry Par Put Remarketed Securities (“MOPPRS”) due February 1, 2013 from the sole holder thereof in exchange for a secured note in the principal amount of $142.8 million. The secured note bears interest at a fixed rate of 6.03% and has a maturity date of February 28, 2013. This transaction was accounted for as an exchange of indebtedness under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. In accordance with EITF 96-19, the intermediaries acted as principals and the present value of the cash flows under the terms of the new debt instrument using the MOPPRS effective interest rate was less than 10.0% different from the present value of the remaining cash flows under the terms of the MOPPRS. Accordingly, the transaction was considered an exchange, not an extinguishment and no loss was recognized. The option premium paid to the lender was $17.7 million and was recorded as a deferred financing cost and will be amortized to interest expense over the remaining term of the new debt. Fees paid by the Company to third parties (such as legal fees) were expensed as incurred.

The terms of the revolving loan and the indenture that governs the Company’s outstanding notes require the Company to comply with certain operating and financial covenants and performance ratios. The Company is currently in compliance with all such requirements.

Other Information

Total interest capitalized was approximately $1.2 million, $7.0 million and $16.9 million in 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had $46.2 million of deferred financing costs, with $22.5 million of accumulated amortization. Deferred financing costs include deferred loan fees, which are included in depreciation and amortization expense, and discounts on bonds, notes payable and public debt issuance costs, which are included in interest expense. The Company estimates future amortization of deferred financings costs will be as follows ($ in thousands):

Total
2004	$3,582
2005	3,696
2006	3,058
2007	2,398
2008	2,189
Thereafter	8,729

$23,652

6. EMPLOYEE BENEFIT PLANS

Management Compensation Program

The Company’s officers participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary. Each officer’s target level bonus is determined by competitive analysis and the executive’s ability to influence overall performance of the Company and, assuming certain levels of the Company’s performance, ranges from 40.0% to 85.0% of base salary depending on position in the Company. The eligible bonus percentage for each officer is determined by a weighted average of the Company’s actual performance versus its annual plan using the following measures: return on invested capital; growth in funds from operations (“FFO”) per share; property level cash flow as a percentage of plan; general and administrative expenses as a percentage of revenue; and growth in same property net operating income. To the extent this weighted average is less than or exceeds the Company’s targeted performance level, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on the Company’s performance, annual incentive bonuses could range from zero to 200.0% of an officer’s target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. EMPLOYEE BENEFIT PLANS - Continued

Certain other members of management participate in an annual cash incentive bonus program whereby a target level cash bonus is established based upon the job responsibilities of their position. Cash bonus eligibility ranges from 5.0% to 40.0%. The actual cash bonus is determined by the overall performance of the Company and the individual’s performance during each year.

On January 1, 1999, the Company established a compensation program which allows officers and certain other members of management to participate in a long term incentive plan which includes annual grants of stock options, restricted shares and grants of units in the Shareholder Value Plan. The stock options vest ratably over four years and remain outstanding for ten years from date of grant.

The restricted shares vest 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. The restricted share awards are recorded at market value on the date of grant as unearned compensation expense and amortized over the restriction periods. Recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

	Year Ended December 31,
	2003	2002	2001
Restricted shares outstanding at January 1	260,231	211,669	127,008
Number of restricted shares awarded	104,076	78,969	89,910
Restricted shares repurchased or cancelled	(556)	(30,407)	(5,249)

Restricted shares outstanding at December 31	363,751	260,231	211,669

Annual expense, net	$1,733,492	$1,276,000	$1,036,000

Average fair value per share at date of grant	$24.03	$24.90	$24.82

The Shareholder Value Plan rewards the officers of the Company when the total shareholder returns measured by increases in the market value of the Common Stock plus the dividends on those shares exceed a comparable index of the Company’s peers over a three year period. The payout for this program is determined by the Company’s percent change in shareholder return compared to the composite index of its peer group. If the Company’s performance is not at least 100.0% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three year plan cycle begins each year under this program. There were no payouts under this plan in 2003, 2002 or 2001.

The Company established a deferred compensation plan pursuant to which various officers could elect to defer a portion of the compensation that would otherwise be paid to the officer for investment in units of phantom stock or other investments unrelated to the Company’s securities. At the end of each calendar quarter, any officer that elects to defer compensation in phantom stock is credited with units of phantom stock at a 15.0% discount. The units of phantom stock accrue dividends in an amount equal to the dividends paid on the Company’s common stock. If the officer leaves Highwoods employ for any reason (other than death, disability, normal retirement or voluntary termination by Highwoods) within two years after the end of the year in which such officer has deferred compensation, such officer will incur a penalty. Over the two-year vesting period, the Company records compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of the Company’s common stock from the date of the deferral. Compensation expense of $0.7 million and $0.2 million were recorded by the Company for the years ended December 31, 2003 and 2002.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. EMPLOYEE BENEFIT PLANS - Continued

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company matches the first 6.0% of compensation deferred at the rate of 75.0% of employee contributions. During 2003, 2002 and 2001, the Company contributed $1.0 million, $0.9 million and $0.6 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base compensation. At the end of each three-month offering period, the contributions in each participant’s account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. Employees purchased 50,812, 47,488 and 40,935 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2003, 2002 and 2001, respectively. The discount on issued shares is expensed by the Company as additional compensation, and aggregated to $0.2 million and $0.1 million in 2003 and 2002, respectively.

7. RENTAL INCOME

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

Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2003, are as follows ($ in thousands):

2004	$375,284
2005	329,378
2006	273,647
2007	223,458
2008	171,331
Thereafter	427,043

$1,800,141

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. RELATED PARTY TRANSACTIONS

The Company has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Mr. Anderson. On January 17, 2003, the Company acquired an additional 23.46 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet taken down was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and Bluegrass, the Company was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Company and Bluegrass for the condemned property of $737,348. On September 30, 2003, as a result of the condemnation, the Company received the proceeds of $1.8 million. A related party payable of $737,348 to Bluegrass related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2003 and a gain of $1.0 million related to the condemnation of the development land is included in gain on disposition of land in the Company’s Consolidated Statement of Income for the year ended December 31, 2003. The Company believes that the purchase price with respect to each transaction did not exceed market value. These transactions were unanimously approved by the executive committee and the full Board of Directors (with Mr. Anderson abstaining from the vote).

During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of the Company to this joint venture. Interest accrued at a rate of LIBOR plus 200 basis points. This construction loan was repaid in full in July 2003 when the Company was assigned its partner’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

The Company advanced $0.8 million to an officer and director related to certain expenses paid by the Company on behalf of the officer and director. During 2002, this advance, along with accrued interest, was repaid by the officer and director.

As of December 31, 2003, the Company had a $1.7 million receivable due from a joint venture. The amount has been subsequently paid in full.

9. STOCKHOLDERS’ EQUITY

Common Stock Dividends

Dividends paid on Common Stock were $1.86, $2.34 and $2.31 per share for the years ended December 31, 2003, 2002 and 2001, respectively.

For federal income tax purposes, the following table summarizes the estimated taxability of dividends paid:

	2003	2002	2001
Per share:
Ordinary income	$0.39	$1.26	$1.81
Capital gains	0.29	0.55	0.33
Return of capital	1.18	0.53	0.17

Total	$1.86	$2.34	$2.31

The Company’s tax returns for the year ended December 31, 2003 have not yet been filed, and the taxability information for 2003 is based upon the best available data. The Company’s tax returns have not been examined by the IRS, and therefore the taxability of dividends is subject to change.

As of December 31, 2003, the tax basis of the Company’s assets was $2.4 billion.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY - Continued

On February 2, 2004, the Board of Directors declared a cash dividend of $0.425 per common share payable on March 5, 2004, to stockholders of record on February 13, 2004.

Preferred Stock

On February 12, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000.00 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for payment of dividends, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 of these shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit was retired. Of the $86.25 dividend paid per Series A Preferred Share in 2003, $49.24 will be taxed as ordinary income and $37.01 will be taxed as capital gain.

On September 25, 1997, the Company issued 6,900,000 8% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”). The Series B Preferred Shares are non-voting and have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for payment of dividends, cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $2.00 dividend paid per Series B Preferred Share in 2003, $1.14 will be taxed as ordinary income and $0.86 will be taxed as capital gain.

On April 23, 1998, the Company issued 4,000,000 depositary shares (the “Series D Depositary Shares”), each representing a 1/10 fractional interest in an 8.0% Series D Cumulative Redeemable Preferred Share (the “Series D Preferred Shares”). The Series D Preferred Shares are non-voting and have a liquidation preference of $250.00 per share for an aggregate liquidation preference of $100.00 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $96.8 million. Holders of Series D Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors, out of funds legally available for payment of dividends, cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $20.00 per share). On or after April 23, 2003, the Series D Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of Preferred Stock. Of the $20.00 dividend paid per Series D Preferred Share in 2003, $11.42 will be taxed as ordinary income and $8.58 will be taxed as capital gain.

The net proceeds raised from each of three preferred stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership (“Preferred Units”). The terms of each series of Preferred Units generally parallel the terms of the respective preferred stock as to distributions, liquidation and redemption rights.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY - Continued

Shareholder Rights Plan

The Company currently has in effect a shareholder rights plan pursuant to which existing shareholders would have the ability to acquire additional common stock at a significant discount in the event a person or group attempts to acquire the Company on terms of which the Company’s current board does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of the Company’s stockholders. The rights plan should not interfere with any merger or other business combination the board of directors approves since the Company may generally terminate the plan at any time at nominal cost.

Dividend Reinvestment Plan

The Company has instituted a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company currently repurchases Common Stock in the open market for purposes of financing its obligations under the Dividend Reinvestment and Stock Purchase Plan, but may elect to issue additional shares of Common Stock in lieu of open market purchases.

Stock Repurchases

During 2003, the Company repurchased a total of 446,600 Common Stock at a weighted average price of $20.73 per share. Since commencement of its initial repurchase plan in 1999, the Company has repurchased 10.0 million shares of Common Stock at a weighted average price of $23.87 per share for a total purchase price of $237.9 million. At December 31, 2003, the Company has 5.1 million Common Shares/Units remaining under its previously announced share repurchase programs.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

The interest rate on all of the Company’s variable rate debt is currently adjusted at one to three month intervals, subject to settlements under these contracts. The Company received only a nominal amount of payments under the interest rate hedge contracts in 2003. Net payments made to counter parties under interest rate hedge contracts were $0.4 million and $1.0 million in 2002 and 2001, respectively, and were recorded as increases to interest expense.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

In addition, the Company is exposed to certain losses in the event of non-performance by the counter party under the interest rate hedge contract. The Company expects the counter party, which is a major financial institution, to perform fully under the contract. However, if the counter party was to default on its obligations under the interest rate hedge contract, the Company could be required to pay the full rates on its debt, even if such rates were in excess of the rate in the contract.

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

During the year ended December 31, 2003, the Company entered into and subsequently terminated a treasury lock agreement to hedge the change in the fair market value of the MandatOry Par Put Remarketable Securities (“MOPPRS”) issued by the Operating Partnership. The termination of this treasury lock agreement resulted in a payment of $1.5 million to the Company. Because this gain was offset by an increase in the fair value of the MOPPRS of $1.5 million, no gain or loss was recognized during the year ended December 31, 2003.

In addition, during the year ended December 31, 2003, the Company entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges and the unamortized effective portion of the cumulative gain on these derivative instruments was $3.9 million at December 31, 2003 and is being reported as a component of AOCL in stockholders’ equity. This deferred gain will be recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing effects net income. The Company expects that approximately $0.3 million will be recognized in 2004.

In 2003, the Company also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the one month LIBOR rate on $20.0 million of floating rate debt at 0.99% from August 1, 2003 to January 1, 2004 and at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative gain on these derivative instruments was $0.02 million at December 31, 2003. The Company expects that the portion of the cumulative gain recorded in AOCL at December 31, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.04 million.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

At December 31, 2003, approximately $6.0 million of deferred financing costs from past cash flow hedging instruments remain in AOCL. These costs will be recognized as interest expense as the underlying debt is repaid. The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.8 million.

11. OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) represents net income plus the results of certain non-stockholders’ equity changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

	December 31, 2003	December 31, 2002
Net income	$55,695	$93,461
Other comprehensive income/(loss):
Realized derivative gains/(losses) on cashflow hedges	3,866	(1,306)
Amortization of hedging gains and losses included in other comprehensive income/(loss)	1,688	1,543

Total other comprehensive income	5,554	237

Total comprehensive income	$61,249	$93,698

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in APB 30 “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 is effective as of January 1, 2002 and extends the reporting requirements of discontinued operations to include those long-lived assets which:

(1)	are classified held for sale at December 31, 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002 or

(2)	were sold during 2002 and 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002.

Per SFAS 144, those long-lived assets which were sold during 2002 and resulted from disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS 121 and APB 30. During 2002, the Company sold three properties which resulted from disposal activities initiated prior to January 1, 2002, and the gains realized on these sales are appropriately included in the gain/(loss) on disposition of depreciable assets in the Company’s Consolidated Statements of Income.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties or other properties in order to use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of 5.5 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2002 and 2003 and 438,073 square feet of property and 88 apartment units held for sale at December 31, 2003. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Company’s Consolidated Statements of Income ($ in thousands):

	Year Ended December 31,
	2003	2002	2001
Total revenue	$27,116	$53,671	$57,348
Rental operating expenses	7,080	15,108	15,776
Depreciation and amortization	2,918	12,028	11,921
Interest expense	1,000	1,919	1,719

Income before gain on sale of discontinued operations and minority interest from the Operating Partnership	16,118	24,616	27,932
Minority interest from the Operating Partnership	(1,792)	(2,909)	(3,448)

Income from discontinued operations, net of minority interest from the Operating Partnership	14,326	21,707	24,484

Gain on sale/impairment of discontinued operations	19,710	13,122	—
Minority interest from the Operating Partnership	(2,151)	(1,515)	—

Gain on sale/impairment of discontinued operations, net of minority interest from the Operating Partnership	17,559	11,607	—

Total discontinued operations	$31,885	$33,314	$24,484

Carrying value of assets held for sale and assets sold during the year	$41,311	$244,108	$386,914

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During 2003, the Company had determined that the carrying value of two office properties held for sale, which have now been sold, was greater than their fair value less cost to sell and has recognized a $0.3 million, net of minority interest from the Operating Partnership, impairment loss, which is included in gain on sale of discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2003. For 2002, the impairment loss related to two additional properties whose carrying value was greater than their fair value less cost to sell, which have now been sold, was $3.6 million, net of minority interest. This impairment loss is included in gain on sale of discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2002.

SFAS 144 also requires that the carrying value of a long-lived asset classified as held and used be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized. At December 31, 2003, because there were no properties held for use with a carrying value exceeding the sum of their undiscounted future cash flows, no impairment loss related to properties held for use was recognized during the year ended December 31, 2003. For the year ended December 31, 2002, the impairment loss based on this criteria was $0.8 million, and is included in gain on disposition of depreciable assets in the Consolidated Statements of Income for the year ended December 31, 2002. In addition, in 2002, the Company recognized a $9.1 million impairment loss related to one office property that has been demolished and will be redeveloped into a class A suburban office property and whereby the carrying value exceeded the sum of the property’s undiscounted future cash flows. This impairment loss is included in gain on disposition of depreciable assets in the Consolidated Statements of Income for the year ended December 31, 2002.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	2003		2002		2001
	($ in thousands, except per unit amounts)
Numerator:
Net income	$55,695		$93,461		$131,211
Non-convertible preferred stock dividends (1)	(30,852)		(30,852)		(31,500)

Numerator for basic earnings per share — income available to common stockholders	$24,843		$62,609		$99,711

Numerator for diluted earnings per share – net income available to common stockholders – after assumed conversions	$24,843		$62,609		$99,711

Denominator:
Denominator for basic earnings per share - weighted-average shares	53,272		53,226		54,228
Effect of dilutive securities:
Employee stock options (1)	135		254		337
Warrants (1)	2		5		6

Dilutive potential common shares	137		259		343
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	53,409		53,485		54,571

Basic earnings per common share	$0.47		$1.18		$1.84

Diluted earnings per common share	$0.47	(2)	$1.17	(3)	$1.83	(4)

(1)	For additional disclosures regarding outstanding preferred stock, the employee stock options and the warrants, see Notes 9 and 14 included herein.

(2)	6.6 million Common Units and the related $6.9 million in minority interest were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(3)	7.0 million Common Units and the related $12.7 million in minority interest were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

(4)	7.4 million Common Units and the related $18.9 million in minority interest were excluded from the dilutive earnings per share calculation due to the anti-dilutive effect.

The number of potentially convertible shares of common stock related to warrants and stock options are as follows:

	December 31, 2003	December 31, 2002
Outstanding warrants	843,035	843,035
Outstanding stock options	4,370,648	3,672,245
Possible future issuance under stock option plan	656,285	1,410,988

	5,869,968	5,926,268

As of December 31, 2003, the Company had 146,525,597 common shares available to be issued.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK OPTIONS AND WARRANTS

As of December 31, 2003, 6.0 million shares of the Company’s authorized Common Stock were reserved for issuance under the Amended and Restated 1994 Stock Option Plan. Stock options granted under this plan generally vest over a four- or five-year period beginning with the date of grant.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”). SFAS 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS 123 specifically allows an entity to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) so long as pro forma disclosures of net income and earnings per share are made as if SFAS 123 had been adopted. Through December 31, 2002, the Company elected to follow APB 25 and related interpretations in accounting for its employee stock options.

In December 2002, the FASB issued SFAS 148 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS 123. The Company applied the prospective method of accounting and expensed all employee stock options (and similar awards) issued on or after January 1, 2003 over the vesting period based on the fair value of the award on the date of grant. The adoption of this statement did not have a material impact on the Company’s results of operations.

Under SFAS 123, the fair value of a stock option is estimated by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the options, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. SFAS 123 provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Company used to develop its pro forma disclosures. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using this Black-Scholes model. The fair value of the options granted in 2003 was estimated at the dates of the grant using the following weighted average assumptions: risk-free interest rates of 2.98% and 3.94%, dividend yield of 8.71% and 11.05, expected volatility of 17.10 and 20.39% and a weighted average expected life of the options of four years. The fair value of the options granted in 2002 was estimated at the dates of the grant using the following weighted average assumptions: risk-free interest rates ranging between 3.64% and 4.06%, dividend yield of 8.70%, expected volatility of 22.72% and a weighted average expected life of the options of four years. The fair value of the options granted in 2001 was estimated at the dates of grant using the following weighted average assumptions: risk-free interest rates ranging between 5.76% and 6.11%, dividend yield of 9.00%, expected volatility of 17.20% and a weighted average expected life of the options of four years. Had the compensation cost for the Company’s stock option plans for options issued before January 1, 2003 been determined based on the fair value at the dates of grant for awards granted between January 1, 1995 and December 31, 2002 consistent with the provisions of SFAS 123, the Company’s net income and net income per share would have decreased to the pro forma amounts as indicated:

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK OPTIONS AND WARRANTS - Continued

	Year Ended December 31,
	2003	2002	2001
	($ in thousands, except per share amounts)
Net income available for common stockholders — as reported	$24,843	$62,609	$99,711
Add: Stock option expense included in reported net income	68	—	—
Deduct: Total stock option expense determined under fair value recognition method for all awards	(736)	(865)	(2,315)

Pro forma net income available for common stockholders	$24,175	$61,744	$97,396

Basic net income per common share - as reported	$0.47	$1.18	$1.84
Basic net income per common share - pro forma	$0.45	$1.16	$1.80
Diluted net income per common share - as reported	$0.47	$1.17	$1.83
Diluted net income per common share - pro forma	$0.45	$1.15	$1.79

The following table summarizes information about employees’ and Board of Directors’ stock options outstanding at December 31, 2003, 2002 and 2001:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2000	3,273,658	23.06
Options granted	741,883	25.02
Options terminated	(119,123)	26.98
Options exercised	(41,794)	18.27

Balances at December 31, 2001	3,854,624	23.38
Options granted	570,338	26.96
Options terminated	(204,739)	25.68
Options exercised	(547,978)	21.71

Balances at December 31, 2002	3,672,245	24.14
Options granted	756,953	21.03
Options terminated	(2,250)	30.34
Options exercised	(56,300)	19.08

Balances at December 31, 2003	4,370,648	$22.89

	Options Exercisable
	Number of Shares	Weighted Average Exercise Price
December 31, 2001	1,712,626	$23.76
December 31, 2002	1,729,325	$24.04
December 31, 2003	2,478,781	$23.03

Exercise prices for options outstanding as of December 31, 2003 ranged from $14.59 to $31.14. The weighted average remaining contractual life of those options is 6.4 years. Using the Black-Scholes options valuation model, the weighted average fair value of options granted during 2003, 2002 and 2001 was $0.93, $0.72 and $1.11, respectively, for each option share.

Warrants

In connection with various acquisitions in 1995, 1996 and 1997, the Company issued warrants to purchase shares of Common Stock.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK OPTIONS AND WARRANTS - Continued

The following table sets forth information regarding warrants outstanding as of December 31, 2003:

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

15. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company maintains its cash and cash equivalent investments at financial institutions. The combined account balances at each institution typically exceed the FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant.

Land Leases

Certain properties in the Company’s wholly-owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule.

For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or $0.03 million per acre.

The obligation for future minimum lease payments is as follows ($ in thousands):

2004	$1,269
2005	1,273
2006	1,213
2007	1,194
2008	1,194
Thereafter	42,766

$48,909

Contracts

The Company has entered into contracts related to tenant improvements and the development of certain properties totaling $24.0 million as of December 31, 2003. The amounts remaining to be paid under these contracts as of December 31, 2003 totaled $18.1 million.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

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

Joint Ventures

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Company or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Company’s partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to the Company in exchange for cash at anytime during the one-year period commencing on September 11, 2014. As a result, the Company has deferred a gain of $1.0 million until the expiration of the put option. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

In connection with several of our joint venture partners with unaffiliated parties, the Company has agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures. As of December 31, 2003, the Company has $10.9 million accrued for obligations related to these agreements. The Company believes that its estimates related to these agreements are adequate. However, if its assumptions and estimates prove to be incorrect, future losses may occur.

Other Guarantees

The following is a discussion of the various guarantees existing at December 31, 2003 that fall under the initial recognition and measurement requirements of FIN 45. The following discussion also includes those guarantees in existence prior to the January 1, 2003 effective date which only fall under the disclosure requirements of the Interpretation and as such no liability was recorded.

In December 2000, the Company guaranteed its 80.0% partner in MG-HIW, LLC joint venture a minimum internal rate of return on $50.0 million of their equity investment in the remaining assets of the joint venture (the “Orlando assets”). On July 29, 2003, the Company entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando assets for between $62.5 and $65.2 million depending on the closing date and the distributions from the joint venture prior to closing. Based on the terms of the agreement, the purchase option price range satisfies the internal rate of return guarantee. In connection with the option agreement, the Company entered into a letter of credit in the amount of $7.5 million in favor of Miller Global, which can be drawn by Miller Global in the event the Company does not exercise its option to purchase their 80.0% interest in the remaining assets of MG-HIW, LLC by March 24, 2004. Given the Company intends to exercise its option in March 2004, the fair value of the letter of credit guarantee liability does not have a material impact on the Company’s financial condition or results of operations and is therefore not recorded as a liability in the Company’s Balance Sheet. (See Note 19 for further discussion).

As part of the MG-HIW, LLC acquisition on July 29, 2003, the Company entered into an option agreement with its partner, Miller Global, to acquire their 50.0% interest in the assets encompassing 87,832 square feet of property and 7.0 acres of development land of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The $7.4 million construction loan to fund the development of this property, of which $7.3 million is outstanding at December 31, 2003, will be either paid in full or assumed by the Company in connection with the acquisition of the assets. On January 29, 2002, the Company guaranteed 50.0% of the construction loan such that if the joint venture is unable to repay the outstanding balance, the Company would be required, under the terms of the agreement, to repay 50.0% of the outstanding balance. The maximum potential amount of future payments by the Company under the agreement is $3.7 million, however, the Company is able to seek recourse from their partner for 50.0% of that amount. (See Note 19 for further discussion).

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

In connection with the Des Moines joint venture guarantees in place prior to January 1, 2003, the maximum potential amount of future payments the Company could be required to make under the guarantee is $25.5 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 1.3% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 90.0% and 64.0% leased, respectively. The remaining $7.4 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at December 31, 2003 is 91.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Company to recover some or all of its losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Balance Sheet.

With respect to the Plaza Colonnade, LLC joint venture, the Company has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its consolidated balance sheet at December 31, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by the Company under these agreements is $34.9 million. No recourse provisions exist that would enable the Company to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Company and their partner could obtain and liquidate the building to recover the amounts paid should the Company be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners collectively provided $12.0 million in letters of credit in December 2002, $6.0 million by the Company and $6.0 million by its partner in 2002. The Company and its partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire in December 31, 2004. No recourse provisions exist that would enable the Company to recover from the other partner amounts drawn under the letter of credit.

Dispositions

In connection with the disposition of 225,220 square feet of property in 2002, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. The Company’s contingent liability with respect to such guarantee as of December 31, 2003 is $16.5 million. Because of this guarantee, in accordance with SFAS 66, the Company deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded. The Company believes that its estimate related to the agreement is accurate. However, if its assumptions and estimates prove to be incorrect, future losses may occur.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

In connection with the disposition of 298,000 square feet of property in 2003, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee, over various contingency periods through April 2006, any rent shortfalls on certain space. The Company’s contingent liability with respect to such guarantee as of December 31, 2003 is $4.4 million. Because of this guarantee, in accordance with SFAS 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain will be recognized when each contingency period is concluded.

In connection with the disposition of 1.9 million square feet of Industrial property at the end of 2003, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the Industrial property, which is occupied by two tenants. The Company’s contingent liability with respect to such guarantee as of December 31, 2003 is $2.4 million. Because of this guarantee, in accordance with SFAS 66, the Company deferred $2.4 million of the total $5.2 million gain. The deferred portion of the gain will be recognized when each contingency period is concluded.

Litigation

The Company is party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company incurred $2.7 million in year ended December 31, 2002 for litigation expense related to various legal proceedings from previously completed mergers and acquisitions. These were fully settled in early 2003.

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 were as follows:

	Carrying Amount	Fair Value
	($ in thousands)
Cash and cash equivalents	$18,564	$18,564
Accounts and notes receivable	$42,450	$42,450
Mortgages and notes payable	$(1,558,758)	$(1,639,552)

The fair values for the Company’s fixed rate mortgages and notes payable were estimated using discounted cash flow analysis, based on the Company’s estimated incremental borrowing rate at December 31, 2003, for similar types of borrowing arrangements. The carrying amounts of the Company’s variable rate borrowings approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 2003. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and no tenant currently comprises more than 3.4% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2003, 2002 and 2001 ($ in thousands):

	Year Ended December 31,
	2003	2002	2001
Rental Revenue (A):
Office segment	$348,144	$361,584	$371,756
Industrial segment	34,549	33,343	34,954
Retail segment	38,007	36,974	35,257
Apartment segment	1,362	1,164	7,961

Total Rental Revenue	$422,062	$433,065	$449,928

Net Operating Income (A):
Office segment	$220,944	$243,089	$254,633
Industrial segment	26,997	26,310	28,467
Retail segment	26,192	25,382	23,590
Apartment segment	549	571	4,058

Total Net Operating Income	274,682	295,352	310,748
Reconciliation to income before gain/(loss) on disposition of land and depreciable assets, minority interest and discontinued operations:
Depreciation and amortization	(129,225)	(121,749)	(109,146)
Interest expense	(114,271)	(110,905)	(107,496)
General and administrative expenses	(24,815)	(24,576)	(21,390)
Litigation expense	—	(2,700)	—
Interest and other income	11,916	13,562	24,428
Equity in earnings of unconsolidated affiliates	4,750	8,063	8,911

Income before gain on disposition of land and depreciable assets, minority interest and discontinued operations	$23,037	$57,047	$106,055

	Year Ended December 31,
	2003	2002	2001
Total Assets:
Office segment	$2,577,713	$2,588,998	$2,859,876
Industrial segment	274,378	354,399	343,606
Retail segment	282,199	277,888	263,622
Apartment segment	13,807	13,053	10,397
Corporate and other	178,712	161,031	170,785

Total Assets	$3,326,809	$3,395,369	$3,648,286

(A)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth quarterly financial information for the Company’s fiscal years ended December 31, 2003 and 2002 and have been adjusted to reflect the reporting requirements of discontinued operations under SFAS 144 ($ in thousands except per share amounts):

	For the year ended December 31, 2003
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)	Total
Rental revenue and other income	$108,588	$106,380	$110,668	$113,092	$438,728
Income from continuing operations	7,057	4,326	7,063	5,364	23,810
Income from discontinued operations	4,115	5,794	14,410	7,566	31,885

Net income	11,172	10,120	21,473	12,930	55,695
Dividends on preferred stock	(7,713)	(7,713)	(7,713)	(7,713)	(30,852)

Net income available for common stockholders	$3,459	$2,407	$13,760	$5,217	$24,843

Net income per share – basic:
(Loss)/income from continuing operations	$(0.01)	$(0.06)	$(0.01)	$(0.05)	$(0.13)
Discontinued operations	0.07	0.11	0.27	0.15	0.60

Net income	$0.06	$0.05	$0.26	$0.10	$0.47

Net income per share – diluted:
(Loss)/income from continuing operations	$(0.01)	$(0.06)	$(0.01)	$(0.05)	$(0.13)
Discontinued operations	0.07	0.11	0.27	0.15	0.60

Net income	$0.06	$0.05	$0.26	$0.10	$0.47

	For the year ended December 31, 2002
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter (1)	Total
Rental revenue and other income	$117,144	$110,819	$113,028	$113,699	$454,690
Income from continuing operations	20,872	20,188	12,454	6,633	60,147
Income from discontinued operations	6,000	7,562	2,368	17,384	33,314

Net income	26,872	27,750	14,822	24,017	93,461
Dividends on preferred stock	(7,713)	(7,713)	(7,713)	(7,713)	(30,852)

Net income available for common stockholders	$19,159	$20,037	$7,109	$16,304	$62,609

Net income per share – basic:
Income/(loss) from continuing operations	$0.25	$0.23	$0.09	$(0.02)	$0.55
Discontinued operations	0.11	0.14	0.05	0.33	0.63

Net income	$0.36	$0.37	$0.14	$0.31	$1.18

Net income per share – diluted:
Income/(loss) from continuing operations	$0.25	$0.23	$0.09	$(0.02)	$0.55
Discontinued operations	0.11	0.14	0.05	0.32	0.62

Net income	$0.36	$0.37	$0.14	$0.30	$1.17

(1)	In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS 144”) which requires assets classified as held for sale or sold as a result of disposal activities initiated subsequent to January 1, 2002 to be reported as discontinued operations. Thus, in all periods presented above, we have reclassified the operations and/or gain/(loss) from disposal of those properties to discontinued operations and those long lived assets sold or held for sale as a result of disposal activities initiated prior to January 1, 2002 remain classified within continuing operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SUBSEQUENT EVENTS

On March 2, 2004, the Company exercised its option and acquired its partner’s 80.0% equity interest in the remaining assets of MG-HIW, LLC, which consists of five properties encompassing 1.3 million square feet located in the central business district of Orlando (“Orlando properties”). The properties were 83.8% leased as of December 31, 2003 and were encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points, which has been assumed by the Company. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million and the $7.5 million letter of credit was cancelled. The transaction implies a valuation (100.0% ownership) of $214.3 million, which includes the properties and other net assets of the joint venture.

In January 2004, the Company signed a Letter of Intent with Kapital-Consult, manager for Dreilander-Fonds, a European investment firm, under which Kapital-Consult will acquire a 60.0% equity interest in the Orlando properties for approximately $45.5 million, excluding certain development rights to be retained by the Company. Although the transaction is subject to documentation and other closing conditions, it is expected to close no later than the end of the second quarter of 2004.

Also on March 2, 2004, the Company exercised its option and acquired its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The assets in MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC include 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. The $7.4 million construction loan to fund the development of this property, of which $7.3 million was outstanding at December 31, 2003, was paid in full by the Company at closing.

See Note 3 for proforma information assuming the acquisition of the above assets had occurred on January 1, 2002.

HIGHWOODS PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2003, 2002 and 2001

($ in thousands)

	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Year ended December 31, 2003 Allowance for doubtful accounts	$1,450	$806	$(1,021)	$1,235

Year ended December 31, 2002 Allowance for doubtful accounts	$1,087	$2,761	$(2,398)	$1,450

Year ended December 31, 2001 Allowance for doubtful accounts	$825	$2,164	$(1,902)	$1,087

HIGHWOODS PROPERTIES, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2003

(In Thousand)

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period		Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements
Atlanta, GA
1035 Fred Drive	Atlanta		270	1,263		577	270	1,840	2,110	283	1973	5-40 yrs.
1700 Century Center	Atlanta		1,115	3,163		605	1,115	3,768	4,883	988	1972	5-40 yrs.
1700 Century Circle	Atlanta			2,482		460		2,942	2,942	241	1983	5-40 yrs.
1800 Century Boulevard	Atlanta		1,441	29,037		9,792	1,441	38,829	40,270	6,154	1975	5-40 yrs.
1825 Century Center (CDC)	Atlanta		864			15,219	864	15,219	16,083	664	2002	5-40 yrs.
1875 Century Boulevard	Atlanta			8,910		1,345		10,255	10,255	1,801	1976	5-40 yrs.
1900 Century Boulevard	Atlanta			4,737		915		5,652	5,652	1,417	1971	5-40 yrs.
2200 Century Parkway	Atlanta			14,410		1,856		16,266	16,266	3,431	1971	5-40 yrs.
2400 Century Center	Atlanta					15,920		15,920	15,920	4,191	1998	5-40 yrs.
2600 Century Parkway	Atlanta			10,663		811		11,474	11,474	2,211	1973	5-40 yrs.
2635 Century Parkway	Atlanta			21,610		1,292		22,902	22,902	4,283	1980	5-40 yrs.
2800 Century Parkway	Atlanta			20,418		379		20,797	20,797	3,643	1983	5-40 yrs.
400 North Business Park	Atlanta		979	6,235		509	979	6,744	7,723	1,168	1985	5-40 yrs.
50 Glenlake	Atlanta		2,500	20,006		239	2,500	20,245	22,745	3,165	1997	5-40 yrs.
5125 Fulton Industrial Drive	Atlanta		578	3,116	(578)	(3,116)					1973	5-40 yrs.
6348 Northeast Expressway	Atlanta		277	1,668		183	277	1,851	2,128	310	1978	5-40 yrs.
6438 Northeast Expressway	Atlanta		181	2,233		130	181	2,363	2,544	438	1981	5-40 yrs.
Bluegrass 12.72 Acres	Atlanta		16				16		16		N/A	N/A
Bluegrass Fl 12.13 Acres	Atlanta		15		4		19		19		N/A	N/A
Bluegrass Lakes I	Atlanta		816			4,044	816	4,044	4,860	832	1999	5-40 yrs.
Bluegrass Land Site V10	Atlanta		1,824				1,824		1,824		1999	5-40 yrs.
Bluegrass Land Site V14	Atlanta		2,397				2,397		2,397		1999	5-40 yrs.
Bluegrass PH 32.346 Acres	Atlanta		5,398				5,398		5,398		N/A	N/A
Bluegrass Phase 2	Atlanta		6,303				6,303		6,303		N/A	N/A
Bluegrass Place I	Atlanta		491	2,061		55	491	2,116	2,607	330	1995	5-40 yrs.
Bluegrass Place II	Atlanta		412	2,583		11	412	2,594	3,006	413	1996	5-40 yrs.
Bluegrass V93.04	Atlanta		1,083				1,083		1,083		N/A	N/A
Bluegrass Valley	Atlanta		1,500			4,249	1,500	4,249	5,749	647	2000	5-40 yrs.
Bluegrass Wet Land	Atlanta		2,675				2,675		2,675		N/A	N/A
Century Plaza I	Atlanta		1,290	8,567		1,309	1,290	9,876	11,166	1,308	1981	5-40 yrs.
Century Plaza II	Atlanta		1,380	7,733		1,338	1,380	9,071	10,451	1,052	1984	5-40 yrs.
Chastain Place I	Atlanta		472			4,101	472	4,101	4,573	1,325	1997	5-40 yrs.
Chastain Place II	Atlanta		607			2,025	607	2,025	2,632	377	1998	5-40 yrs.
Chastain Place III	Atlanta		539			1,679	539	1,679	2,218	488	1999	5-40 yrs.
Chattahoochee Avenue	Atlanta		248	1,876		303	248	2,179	2,427	548	1970	5-40 yrs.
Corporate Lakes	Atlanta		1,275	7,300		489	1,275	7,789	9,064	1,601	1988	5-40 yrs.
Cosmopolitan North	Atlanta		2,855	4,180		1,540	2,855	5,720	8,575	1,348	1980	5-40 yrs.
Deerfield I	Atlanta	(3)	1,100	2,637		30	1,100	2,667	3,767	24	1999	5-40 yrs.
Deerfield II	Atlanta	(3)	1,500	4,223		(861)	1,500	3,362	4,862	(11)	1999	5-40 yrs.
Deerfield III	Atlanta		1,010			3,768	1,010	3,768	4,778	166	2001	5-40 yrs.
EKA Chemical	Atlanta	(1)	609	9,886			609	9,886	10,495	1,432	1998	5-40 yrs.
Gwinnett Distribution Center	Atlanta		1,128	6,007		748	1,128	6,755	7,883	1,362	1991	5-40 yrs.
Highwoods Center I at Tradeport	Atlanta	(1)	307			3,418	307	3,418	3,725	963	1999	5-40 yrs.
Highwoods Center II at Tradeport	Atlanta	(1)	641			4,230	641	4,230	4,871	994	1999	5-40 yrs.
Highwoods Center III at Tradeport	Atlanta	(1)	409			3,358	409	3,358	3,767	1,207	2001	5-40 yrs.
Kennestone Corporate Center	Atlanta		518	4,922		340	518	5,262	5,780	978	1985	5-40 yrs.
La Vista Business Park	Atlanta		821	5,265		1,060	821	6,325	7,146	1,273	1973	5-40 yrs.
Newpoint Place I	Atlanta		825			4,135	825	4,135	4,960	1,515	1998	5-40 yrs.
Newpoint Place II	Atlanta		1,499			4,858	1,499	4,858	6,357	1,006	1999	5-40 yrs.
Newpoint Place III	Atlanta		668			2,567	668	2,567	3,235	760	1998	5-40 yrs.
Newpoint Place IV	Atlanta		989			4,726	989	4,726	5,715	149	2001	5-40 yrs.
Newpoint Place Land	Atlanta		2,129			10	2,129	10	2,139		N/A	N/A
Norcross I & II	Atlanta		326	2,016		82	326	2,098	2,424	381	1970	5-40 yrs.
Nortel	Atlanta		3,342	32,111		12	3,342	32,123	35,465	4,652	1998	5-40 yrs.
Oakbrook I	Atlanta	(2)	873	4,955		534	873	5,489	6,362	1,128	1981	5-40 yrs.

					Cost Capitalized Subsequent		Gross Amount at Which
			Initial Cost		to Acquistion		Carried at Close of Period					Life on Which
		2003		Building &		Building &		Building &		Accumulated	Date of	Depreciation
Description	City	Encumberance	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Construction	is Computed
Oakbrook II	Atlanta	(2)	1,579	8,962		1,274	1,579	10,236	11,815	2,415	1983	5-40 yrs.
Oakbrook III	Atlanta	(2)	1,480	8,399		514	1,480	8,913	10,393	1,785	1984	5-40 yrs.
Oakbrook IV	Atlanta	(2)	953	5,408		457	953	5,865	6,818	1,256	1985	5-40 yrs.
Oakbrook V	Atlanta	(2)	2,206	12,518		1,066	2,206	13,584	15,790	3,026	1985	5-40 yrs.
Oakbrook Summit	Atlanta		950	6,688		634	950	7,322	8,272	1,489	1981	5-40 yrs.
Oxford Lake Business Center	Atlanta		855	7,155		362	855	7,517	8,372	1,331	1985	5-40 yrs.
Peachtree Corners II	Atlanta	(3)	2,000	6,097		261	2,000	6,358	8,358	109	1999	5-40 yrs.
Peachtree Corners III	Atlanta		880	2,014		1,658	880	3,672	4,552	205	2002	5-40 yrs.
Peachtree Corners Land	Atlanta		1,221				1,221		1,221		N/A	N/A
South Park Residential Land	Atlanta		50				50		50		N/A	N/A
South Park Site Land	Atlanta		1,204				1,204		1,204		N/A	N/A
Southside Distribution Center	Atlanta		810	4,589		165	810	4,754	5,564	830	1988	5-40 yrs.
Tradeport I	Atlanta		557			2,916	557	2,916	3,473	777	1999	5-40 yrs.
Tradeport II	Atlanta		557			3,520	557	3,520	4,077	1,077	1999	5-40 yrs.
Tradeport III	Atlanta		673			4,464	673	4,464	5,137	953	1999	5-40 yrs.
Tradeport IV	Atlanta		667			3,857	667	3,857	4,524	374	2001	5-40 yrs.
Tradeport V	Atlanta		463			2,327	463	2,327	2,790	105	2002	5-40 yrs.
Tradeport Land	Atlanta		5,314		38	23	5,352	23	5,375	2	N/A	N/A
Two Point Royal	Atlanta	(1)	1,793	14,964		300	1,793	15,264	17,057	2,440	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Baltimore		24,931		(961)		23,970		23,970		N/A	N/A

Charlotte, NC
4101 Stuart Andrew Boulevard	Charlotte		70	512		288	70	800	870	323	1984	5-40 yrs.
4105 Stuart Andrew Boulevard	Charlotte		26	190		20	26	210	236	57	1984	5-40 yrs.
4109 Stuart Andrew Boulevard	Charlotte		87	639		49	87	688	775	153	1984	5-40 yrs.
4201 Stuart Andrew Boulevard	Charlotte		110	812		140	110	952	1,062	252	1982	5-40 yrs.
4205 Stuart Andrew Boulevard	Charlotte		134	984		81	134	1,065	1,199	256	1982	5-40 yrs.
4209 Stuart Andrew Boulevard	Charlotte		91	669		62	91	731	822	185	1982	5-40 yrs.
4215 Stuart Andrew Boulevard	Charlotte		133	983		93	133	1,076	1,209	262	1982	5-40 yrs.
4301 Stuart Andrew Boulevard	Charlotte		232	1,710		280	232	1,990	2,222	505	1982	5-40 yrs.
4321 Stuart Andrew Boulevard	Charlotte		73	537		55	73	592	665	141	1982	5-40 yrs.
4601 Park Square	Charlotte		2,601	7,808		1,064	2,601	8,872	11,473	1,237	1972	5-40 yrs.
Eight Parkway Plaza Building	Charlotte			4,698		214		4,912	4,912	1,010	1986	5-40 yrs.
Eleven Parkway Plaza	Charlotte		160			2,547	160	2,547	2,707	688	1999	5-40 yrs.
First Citizens Building	Charlotte		647	5,505		860	647	6,365	7,012	1,817	1989	5-40 yrs.
Fourteen Parkway Plaza Building	Charlotte		483			7,086	483	7,086	7,569	1,552	1999	5-40 yrs.
Mallard Creek I	Charlotte	(4)	1,248	4,184		971	1,248	5,155	6,403	851	1986	5-40 yrs.
Mallard Creek III	Charlotte		845	4,810		319	845	5,129	5,974	757	1990	5-40 yrs.
Mallard Creek IV	Charlotte		348	1,164		(9)	348	1,155	1,503	164	1993	5-40 yrs.
Mallard Creek V	Charlotte	(4)	1,665			11,813	1,665	11,813	13,478	2,311	1999	5-40 yrs.
Mallard Creek VI	Charlotte		845				845		845		N/A	N/A
Oakhill Business Park English Oak	Charlotte	(2)	750	4,254		319	750	4,573	5,323	931	1984	5-40 yrs.
Oakhill Business Park Laurel Oak	Charlotte	(2)	471	2,675		390	471	3,065	3,536	752	1984	5-40 yrs.
Oakhill Business Park Live Oak	Charlotte		1,403	5,611		1,537	1,403	7,148	8,551	1,761	1989	5-40 yrs.
Oakhill Business Park Scarlet Oak	Charlotte	(2)	1,073	6,087		513	1,073	6,600	7,673	1,465	1982	5-40 yrs.
Oakhill Business Park Twin Oak	Charlotte	(2)	1,243	7,055		901	1,243	7,956	9,199	1,601	1985	5-40 yrs.
Oakhill Business Park Water Oak	Charlotte	(2)	1,623	9,209		1,219	1,623	10,428	12,051	2,285	1985	5-40 yrs.
Oakhill Business Park Willow Oak	Charlotte	(2)	442	2,510		973	442	3,483	3,925	1,142	1982	5-40 yrs.
Oakhill Land	Charlotte		4,064				4,064		4,064		N/A	N/A
Pinebrook	Charlotte		846	4,630		502	846	5,132	5,978	970	1986	5-40 yrs.
Ridgefield	Charlotte		795				795		795		N/A	N/A
One Parkway Plaza Building	Charlotte		1,110	4,748		1,105	1,110	5,853	6,963	1,385	1982	5-40 yrs.
Two Parkway Plaza Building	Charlotte		1,694	6,777		1,146	1,694	7,923	9,617	1,885	1983	5-40 yrs.
Three Parkway Plaza Building	Charlotte	(5)	1,570	6,282		1,008	1,570	7,290	8,860	1,773	1984	5-40 yrs.
Six Parkway Plaza Building	Charlotte					3,114		3,114	3,114	932	1996	5-40 yrs.
Seven Parkway Plaza Building	Charlotte			4,648		269		4,917	4,917	1,024	1985	5-40 yrs.
Twelve Parkway Plaza	Charlotte		112			1,804	112	1,804	1,916	434	1999	5-40 yrs.
University Center	Charlotte		1,307			209	1,307	209	1,516	15	2001	5-40 yrs.
University Center East	Charlotte		1,289		15		1,304		1,304		N/A	N/A
University Center—Land	Charlotte		7,122		(1,640)		5,482		5,482		N/A	N/A

Columbia, SC
Centerpoint I	Columbia		1,313	7,452		415	1,313	7,867	9,180	1,620	1988	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Centerpoint II	Columbia		1,183	8,045		571	1,183	8,616	9,799	1,997	1996	5-40 yrs.
Centerpoint V	Columbia		265			1,626	265	1,626	1,891	473	1997	5-40 yrs.
Centerpoint VI	Columbia		276				276		276		N/A	N/A
Fontaine I	Columbia		1,219	6,907		1,482	1,219	8,389	9,608	1,802	1985	5-40 yrs.
Fontaine II	Columbia		941	5,335		352	941	5,687	6,628	1,203	1987	5-40 yrs.
Fontaine III	Columbia		853	4,832		(527)	853	4,305	5,158	885	1988	5-40 yrs.
Fontaine V	Columbia		395	2,240		16	395	2,256	2,651	412	1990	5-40 yrs.

Greenville, SC
385 Building 1	Greenville		1,413			4,188	1,413	4,188	5,601	1,271	1998	5-40 yrs.
385 Land	Greenville		1,800				1,800		1,800		N/A	N/A
770 Pelham Road	Greenville		705	2,806		371	705	3,177	3,882	502	1989	5-40 yrs.
Bank of America Plaza	Greenville		642	9,485		2,601	642	12,086	12,728	2,716	1973	5-40 yrs.
Brookfield Plaza	Greenville	(2)	1,489	8,450		1,054	1,489	9,504	10,993	2,276	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Greenville		3,022	17,149		9	3,022	17,158	20,180	3,136	1990	5-40 yrs.
MetLife @ Brookfield	Greenville		1,032			10,716	1,032	10,716	11,748	942	2001	5-40 yrs.
Patewood Business Center	Greenville		1,312	7,447		318	1,312	7,765	9,077	1,557	1983	5-40 yrs.
Patewood I	Greenville		942	5,117		552	942	5,669	6,611	991	1985	5-40 yrs.
Patewood II	Greenville		942	5,117		395	942	5,512	6,454	1,044	1987	5-40 yrs.
Patewood III	Greenville	(2)	835	4,740		264	835	5,004	5,839	972	1989	5-40 yrs.
Patewood IV	Greenville	(2)	1,210	6,866		184	1,210	7,050	8,260	1,280	1989	5-40 yrs.
Patewood V	Greenville	(2)	1,677	9,517		96	1,677	9,613	11,290	1,746	1990	5-40 yrs.
Patewood VI	Greenville		2,360			9,262	2,360	9,262	11,622	2,244	1999	5-40 yrs.
Verizon Wireless	Greenville	(10)	1,790		(1,790)	—					2002	5-40 yrs.

Jacksonville, FL
Belfort Park VI—Land	Jacksonville		480		(135)		345		345		N/A	N/A
Belfort Park VII—Land	Jacksonville		1,858		10		1,868		1,868		N/A	N/A

Kansas City, MO
Country Club Plaza—48th & Penn	Kansas City	(6)	418	4,872		977	418	5,849	6,267	1,011	1948	5-40 yrs.
Country Club Plaza—Balcony Office	Kansas City	(6)	65	591		270	65	861	926	187	1928	5-40 yrs.
Country Club Plaza—Balcony Retail	Kansas City	(6)	889	10,349		2,477	889	12,826	13,715	1,948	1925	5-40 yrs.
Country Club Plaza—Court of the Penguins	Kansas City	(6)	566	6,589		1,573	566	8,162	8,728	1,211	1945	5-40 yrs.
Country Club Plaza—Esplanade Office	Kansas City	(6)	375	3,408		95	375	3,503	3,878	490	1945	5-40 yrs.
Country Club Plaza—Esplanade Retail	Kansas City	(6)	748	8,813		1,963	748	10,776	11,524	1,634	1928	5-40 yrs.
Country Club Plaza—Granada Shops	Kansas City	(6)				4,637		4,637	4,637	207	2002	5-40 yrs.
Country Club Plaza—Halls Block	Kansas City	(6)	275	3,202		224	275	3,426	3,701	455	1964	5-40 yrs.
Country Club Plaza—Macy Block	Kansas City	(6)	504	5,954		199	504	6,153	6,657	833	1926	5-40 yrs.
Country Club Plaza—Millcreek Office	Kansas City	(6)	79	723		264	79	987	1,066	179	1925	5-40 yrs.
Country Club Plaza—Millcreek Retail	Kansas City	(6)	602	7,031		1,209	602	8,240	8,842	1,420	1920	5-40 yrs.
Country Club Plaza—Nichols Block Office	Kansas City	(6)	74	680		99	74	779	853	159	1938	5-40 yrs.
Country Club Plaza—Nichols Retail	Kansas City	(6)	600	6,999		411	600	7,410	8,010	992	1930	5-40 yrs.
Country Club Plaza—Plaza Central	Kansas City	(6)	405	4,744		974	405	5,718	6,123	1,050	1958	5-40 yrs.
Country Club Plaza—Retail	Kansas City	(6)		408		305		713	713	47	N/A	N/A
Country Club Plaza—Savings South	Kansas City	(6)	357	4,162		2,239	357	6,401	6,758	980	1948	5-40 yrs.
Country Club Plaza—Seville Shops West	Kansas City	(6)	300	3,495		12,700	300	16,195	16,495	2,061	1999	5-40 yrs.
Country Club Plaza—Seville Square	Kansas City	(6)	3,202	20,566		3,503	3,202	24,069	27,271	2,593	1999	5-40 yrs.
Country Club Plaza—Swanson Block	Kansas City	(6)	949	11,126		605	949	11,731	12,680	1,565	1967	5-40 yrs.
Country Club Plaza—Theatre Office	Kansas City	(6)	242	2,201		659	242	2,860	3,102	502	1928	5-40 yrs.
Country Club Plaza—Theatre Retail	Kansas City	(6)	1,197	13,965		3,488	1,197	17,453	18,650	2,719	1928	5-40 yrs.
Country Club Plaza—Time Office	Kansas City	(6)	199	1,811		687	199	2,498	2,697	404	1945	5-40 yrs.
Country Club Plaza—Time Retail	Kansas City	(6)	1,292	15,072		6,470	1,292	21,542	22,834	2,659	1929	5-40 yrs.
Country Club Plaza—Triangle Block	Kansas City	(6)	308	3,595		1,234	308	4,829	5,137	651	1925	5-40 yrs.
Country Club Plaza—Valencia Place Retail	Kansas City	(6)	441			17,591	441	17,591	18,032	1,937	1999	5-40 yrs.
63rd & Brookside	Kansas City		71	286		45	71	331	402	56	1919	5-40 yrs.
Alameda Towers	Kansas City			231		(231)					N/A	N/A
Bannister Rd.	Kansas City		121		(121)						N/A	N/A
Brookside Shopping Center	Kansas City		2,511	9,340		866	2,511	10,206	12,717	1,344	1919	5-40 yrs.
Challenger—Land	Kansas City		19,094		(19,094)						N/A	N/A
Colonial Shops	Kansas City		138	644		39	138	683	821	115	1907	5-40 yrs.
Corinth Executive Building	Kansas City		514	2,290		637	514	2,927	3,441	563	1973	5-40 yrs.
Corinth Office Building	Kansas City	660	529	2,149		383	529	2,532	3,061	427	1960	5-40 yrs.
Corinth Shops South	Kansas City		1,043	4,349		(7)	1,043	4,342	5,385	623	1953	5-40 yrs.
Corinth Square North Shops	Kansas City		2,693	11,237		468	2,693	11,705	14,398	1,657	1962	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Fairway North	Kansas City		753	3,212		370	753	3,582	4,335	720	1985	5-40 yrs.
Fairway Shops	Kansas City	2,318	673	3,152		(165)	673	2,987	3,660	494	1940	5-40 yrs.
Fairway West	Kansas City		851	3,447		494	851	3,941	4,792	770	1983	5-40 yrs.
Residential—Land	Kansas City		484		127		611		611		N/A	N/A
Land—Hotel Land—Valencia	Kansas City		943				943		943		N/A	N/A
Land—JCN Parkway 4502-1	Kansas City		50				50		50		N/A	N/A
Land—JCN Parkway 4510 & 4518	Kansas City		100				100		100		N/A	N/A
Land—Lionsgate	Kansas City		3,506				3,506		3,506		N/A	N/A
Land—Woodsonia Commercial	Kansas City		2,611				2,611		2,611		N/A	N/A
Neptune Apartments	Kansas City	4,121	1,073	6,139		298	1,073	6,437	7,510	892	1988	5-40 yrs.
Parklane Apartments	Kansas City		273	1,574		148	273	1,722	1,995	200	1924	5-40 yrs.
Red Bridge & Holmes	Kansas City		390		(390)						N/A	N/A
Rental Houses	Kansas City			764		101		865	865	114	1960	5-40 yrs.
St. Charles Apartments	Kansas City		29	165			29	165	194	23	1922	5-40 yrs.
Wornall Road Apartments	Kansas City		186	173		21	186	194	380	28	1918	5-40 yrs.
Nichols Building	Kansas City	700	490	1,984		246	490	2,230	2,720	408	1978	5-40 yrs.
One Ward Parkway	Kansas City		666	3,874		(41)	666	3,833	4,499	871	1980	5-40 yrs.
Park Plaza	Kansas City	(6)	1,352	6,283		900	1,352	7,183	8,535	1,161	1983	5-40 yrs.
Parkway Building	Kansas City		395	2,007		(13)	395	1,994	2,389	446	1906-1910	5-40 yrs.
Prairie Village Office Center	Kansas City		749	2,997	(749)	(2,997)					1960	5-40 yrs.
Prairie Village Rest & Bank	Kansas City	(8)				1,372		1,372	1,372	149	1948	5-40 yrs.
Prairie Village Shops	Kansas City	(8)	3,289	14,377		1,996	3,289	16,373	19,662	2,567	1948	5-40 yrs.
Shannon Valley Shopping Center	Kansas City	5,680	1,891	7,468		1,210	1,891	8,678	10,569	1,500	1988	5-40 yrs.
Somerset	Kansas City		30	122			30	122	152	17	1998	5-40 yrs.
Two Brush Creek	Kansas City		961	4,312		58	961	4,370	5,331	749	1983	5-40 yrs.
Valencia Place Office	Kansas City	(6)	1,530			36,705	1,530	36,705	38,235	4,674	1999	5-40 yrs.
WhiteHorse Commercial	Kansas City		2,200		(2,200)						N/A	N/A

Memphis, TN
3400 Players Club Parkway	Memphis	(2)	1,005			5,593	1,005	5,593	6,598	1,710	1997	5-40 yrs.
6000 Poplar Ave	Memphis		2,340	11,385		551	2,340	11,936	14,276	966	1985	5-40 yrs.
6060 Poplar Ave	Memphis		1,980	8,677		465	1,980	9,142	11,122	767	1987	5-40 yrs.
Atrium I & II	Memphis		1,570	6,253		843	1,570	7,096	8,666	1,384	1984	5-40 yrs.
Centrum	Memphis		1,013	5,580		422	1,013	6,002	7,015	1,089	1979	5-40 yrs.
Hickory Hill Medical Plaza	Memphis		398	2,259		143	398	2,402	2,800	487	1988	5-40 yrs.
International Place II	Memphis	(4)	4,847	27,509		2,077	4,847	29,586	34,433	6,227	1988	5-40 yrs.
Shadow Creek I	Memphis		973			7,655	973	7,655	8,628	1,022	2000	5-40 yrs.
Shadow Creek II	Memphis		734			6,559	734	6,559	7,293	329	2001	5-40 yrs.
Southwind Office Center A	Memphis		996	5,651		308	996	5,959	6,955	1,177	1991	5-40 yrs.
Southwind Office Center B	Memphis		1,356	7,695		425	1,356	8,120	9,476	1,682	1990	5-40 yrs.
Southwind Office Center C	Memphis	(2)	1,070			5,936	1,070	5,936	7,006	1,225	1998	5-40 yrs.
Southwind Office Center D	Memphis		744			6,285	744	6,285	7,029	1,462	1999	5-40 yrs.
The Colonnade	Memphis		1,300	6,468		1,603	1,300	8,071	9,371	1,977	1998	5-40 yrs.

Nashville, TN
3322 West End	Nashville		3,025	27,490		1,781	3,025	29,271	32,296	3,296	1986	5-40 yrs.
3401 West End	Nashville		4,880	19,909		3,636	4,880	23,545	28,425	5,561	1982	5-40 yrs.
5310 Maryland Way	Nashville		1,555	6,258		70	1,555	6,328	7,883	1,220	1994	5-40 yrs.
BNA Corporate Center	Nashville			19,668		2,121		21,789	21,789	4,735	1985	5-40 yrs.
Century City Plaza I	Nashville		903	3,612		805	903	4,417	5,320	1,100	1987	5-40 yrs.
Cool Springs I	Nashville		1,983			15,172	1,983	15,172	17,155	3,850	1999	5-40 yrs.
Cool Springs II	Nashville		2,285			22,365	2,285	22,365	24,650	2,142	1999	5-40 yrs.
Cool Springs Land	Nashville		7,412		1,326		8,738		8,738		N/A	N/A
Eakin & Smith	Nashville		2,692	12,097			2,692	12,097	14,789	2,607	1999	5-40 yrs.
Eastpark I, II, & III	Nashville		2,371	9,553		2,926	2,371	12,479	14,850	2,925	1978	5-40 yrs.
Harpeth on the Green II	Nashville	(1)	1,419	5,677		1,033	1,419	6,710	8,129	1,392	1984	5-40 yrs.
Harpeth on the Green III	Nashville	(1)	1,660	6,649		913	1,660	7,562	9,222	1,391	1987	5-40 yrs.
Harpeth on the Green IV	Nashville	(1)	1,713	6,842		1,053	1,713	7,895	9,608	1,805	1989	5-40 yrs.
Harpeth on The Green V	Nashville	(1)	662			5,558	662	5,558	6,220	1,517	1998	5-40 yrs.
Hickory Trace	Nashville	(4)	1,164			5,877	1,164	5,877	7,041	548	N/A	N/A
Highwoods Plaza I	Nashville	(1)	1,772			9,284	1,772	9,284	11,056	2,957	1996	5-40 yrs.
Highwoods Plaza II	Nashville	(1)	1,448			7,837	1,448	7,837	9,285	2,209	1997	5-40 yrs.
Lakeview Ridge I	Nashville		1,768	6,316		232	1,768	6,548	8,316	1,269	1986	5-40 yrs.
Lakeview Ridge II	Nashville	(1)	605			5,596	605	5,596	6,201	1,674	1998	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Lakeview Ridge III	Nashville	(1)	1,073			13,210	1,073	13,210	14,283	2,437	1999	5-40 yrs.
Seven Springs I	Nashville		2,076			14,063	2,076	14,063	16,139	474	2002	5-40 yrs.
Seven Springs—Land I	Nashville		3,115				3,115		3,115		N/A	N/A
Seven Springs—Land II	Nashville		3,715				3,715		3,715		N/A	N/A
SouthPointe	Nashville		1,655			9,252	1,655	9,252	10,907	2,795	1998	5-40 yrs.
Southwind Land	Nashville		4,248				4,248		4,248		N/A	N/A
Sparrow Building	Nashville		1,262	5,047		348	1,262	5,395	6,657	1,007	1982	5-40 yrs.
The Ramparts at Brentwood	Nashville		2,394	12,806		355	2,394	13,161	15,555	1,046	1986	5-40 yrs.
Westwood South	Nashville	(1)	2,106			11,260	2,106	11,260	13,366	2,549	1999	5-40 yrs.
Winners Circle	Nashville	(1)	1,497	7,258		665	1,497	7,923	9,420	1,335	1987	5-40 yrs.
Norfolk, VA
Greenbrier Business Center	Norfolk		936	5,305	(936)	(5,305)					1984	5-40 yrs.
Orlando, FL
Capital Plaza III	Orlando		2,994				2,994		2,994		N/A	N/A
In Charge Institute	Orlando		501			2,796	501	2,796	3,297	448	2000	5-40 yrs.
Interlachen Village	Orlando		900	2,689	(900)	(2,689)					1987	5-40 yrs.
Lake Mary Land	Orlando		9,805		(3,734)		6,071		6,071		N/A	N/A
Metrowest Center	Orlando		1,344	7,629		1,051	1,344	8,680	10,024	1,687	1988	5-40 yrs.
MetroWest Land	Orlando		3,134				3,134		3,134		N/A	N/A
Sunport Center	Orlando		1,505	9,982		(98)	1,505	9,884	11,389	1,549	1990	5-40 yrs.
Piedmont Triad, NC
101 Stratford	Piedmont Triad		1,205	6,916		1,002	1,205	7,918	9,123	1,215	1986	5-40 yrs.
150 Stratford	Piedmont Triad		2,777	11,440		807	2,777	12,247	15,024	2,878	1991	5-40 yrs.
160 Stratford—Land	Piedmont Triad		966				966		966		N/A	N/A
2606 Phoenix Drive-100 Series	Piedmont Triad		63	466	(63)	(466)					1989	5-40 yrs.
2606 Phoenix Drive-200 Series	Piedmont Triad		63	466	(63)	(466)					1989	5-40 yrs.
2606 Phoenix Drive-300 Series	Piedmont Triad		31	229	(31)	(229)					1989	5-40 yrs.
2606 Phoenix Drive-400 Series	Piedmont Triad		52	382	(52)	(382)					1989	5-40 yrs.
2606 Phoenix Drive-500 Series	Piedmont Triad		64	471	(64)	(471)					1989	5-40 yrs.
2606 Phoenix Drive-600 Series	Piedmont Triad		78	575	(78)	(575)					1989	5-40 yrs.
2606 Phoenix Drive-700 Series	Piedmont Triad			533		(533)					1988	5-40 yrs.
2606 Phoenix Drive-800 Series	Piedmont Triad			2,308		(2,308)					1989	5-40 yrs.
500 Northridge	Piedmont Triad		1,789	4,174	(1,789)	(4,174)					1988	5-40 yrs.
500 Radar Road	Piedmont Triad		202	1,484		211	202	1,695	1,897	421	1981	5-40 yrs.
502 Radar Road	Piedmont Triad		39	285		96	39	381	420	125	1986	5-40 yrs.
504 Radar Road	Piedmont Triad		39	285		80	39	365	404	79	1986	5-40 yrs.
506 Radar Road	Piedmont Triad		39	285		20	39	305	344	68	1986	5-40 yrs.
520 Northridge	Piedmont Triad		1,700	4,166	(1,700)	(4,166)					1989	5-40 yrs.
540 Northridge	Piedmont Triad		1,934	4,638	(1,934)	(4,638)					1989	5-40 yrs.
550 Northridge	Piedmont Triad		444	1,075	(444)	(1,075)					1989	5-40 yrs.
531 Northridge Office	Piedmont Triad		1,601	3,809			1,601	3,809	5,410	87	1989	5-40 yrs.
531 Northridge Warehouse	Piedmont Triad		4,540	10,810			4,540	10,810	15,350	248	1989	5-40 yrs.
6348 Burnt Poplar	Piedmont Triad		721	2,889		36	721	2,925	3,646	649	1990	5-40 yrs.
6350 Burnt Poplar	Piedmont Triad		339	1,369		60	339	1,429	1,768	341	1992	5-40 yrs.
710 Almondridge	Piedmont Triad		2,555	10,232	(2,555)	(10,232)					1988	5-40 yrs.
711 Almondridge	Piedmont Triad		217	536	(217)	(536)					1988	5-40 yrs.
7341 West Friendly Avenue	Piedmont Triad		113	841		174	113	1,015	1,128	256	1988	5-40 yrs.
7343 West Friendly Avenue	Piedmont Triad		72	538		103	72	641	713	167	1988	5-40 yrs.
7345 West Friendly Avenue	Piedmont Triad		66	492		17	66	509	575	113	1988	5-40 yrs.
7347 West Friendly Avenue	Piedmont Triad		97	719		92	97	811	908	221	1988	5-40 yrs.
7349 West Friendly Avenue	Piedmont Triad		53	393		58	53	451	504	105	1988	5-40 yrs.
7351 West Friendly Avenue	Piedmont Triad		106	788		114	106	902	1,008	180	1988	5-40 yrs.
7353 West Friendly Avenue	Piedmont Triad		123	912		44	123	956	1,079	205	1988	5-40 yrs.
7355 West Friendly Avenue	Piedmont Triad		72	531		51	72	582	654	138	1988	5-40 yrs.
7906 Industrial Village Road	Piedmont Triad		62	460		19	62	479	541	104	1985	5-40 yrs.
7908 Industrial Village Road	Piedmont Triad		62	460		109	62	569	631	129	1985	5-40 yrs.
7910 Industrial Village Road	Piedmont Triad		62	460		11	62	471	533	107	1985	5-40 yrs.
Airpark East-Building 1	Piedmont Triad	(7)	377	1,510		162	377	1,672	2,049	455	1990	5-40 yrs.
Airpark East-Building 2	Piedmont Triad	(7)	461	1,842		175	461	2,017	2,478	447	1986	5-40 yrs.
Airpark East-Building 3	Piedmont Triad	(7)	321	1,283		227	321	1,510	1,831	406	1986	5-40 yrs.
Airpark East-Building A	Piedmont Triad	(7)	507	2,913		800	507	3,713	4,220	1,011	1986	5-40 yrs.
Airpark East-Building B	Piedmont Triad	(7)	736	3,220		809	736	4,029	4,765	1,044	1988	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Airpark East-Building C	Piedmont Triad	(7)	2,384	9,539		2,227	2,384	11,766	14,150	2,936	1990	5-40 yrs.
Airpark East-Building D	Piedmont Triad	(7)	850		1,025	4,702	1,875	4,702	6,577	1,347	1997	5-40 yrs.
Airpark East-Copier Consultants	Piedmont Triad	(7)	223	1,008		313	223	1,321	1,544	326	1990	5-40 yrs.
Airpark East-HewlettPackard	Piedmont Triad	(7)	465		558	969	1,023	969	1,992	270	1996	5-40 yrs.
Airpark East-Highland	Piedmont Triad	(7)	145	1,078		(2)	145	1,076	1,221	200	1990	5-40 yrs.
Airpark East-Inacom Building	Piedmont Triad	(7)	265		396	922	661	922	1,583	360	1996	5-40 yrs.
Airpark East-Service Center 1	Piedmont Triad	(7)	236	1,099		236	236	1,335	1,571	370	1985	5-40 yrs.
Airpark East-Service Center 2	Piedmont Triad	(7)	192	889		303	192	1,192	1,384	305	1985	5-40 yrs.
Airpark East-Service Center 3	Piedmont Triad	(7)	304	1,214		363	304	1,577	1,881	397	1985	5-40 yrs.
Airpark East-Service Center 4	Piedmont Triad	(7)	224	898		228	224	1,126	1,350	346	1985	5-40 yrs.
Airpark East-Service Court	Piedmont Triad	(7)	170	774		84	170	858	1,028	221	1990	5-40 yrs.
Airpark East-Simplex	Piedmont Triad	(7)	271		350	652	621	652	1,273	143	1997	5-40 yrs.
Airpark East-Warehouse 1	Piedmont Triad	(7)	354	1,535		110	354	1,645	1,999	406	1985	5-40 yrs.
Airpark East-Warehouse 2	Piedmont Triad	(7)	372	1,488		147	372	1,635	2,007	417	1985	5-40 yrs.
Airpark East-Warehouse 3	Piedmont Triad	(7)	340	1,480		448	340	1,928	2,268	398	1986	5-40 yrs.
Airpark East-Warehouse 4	Piedmont Triad	(7)	657	2,628		58	657	2,686	3,343	598	1988	5-40 yrs.
Airpark North—DC1	Piedmont Triad	(7)	857	2,891		329	857	3,220	4,077	754	1986	5-40 yrs.
Airpark North—DC2	Piedmont Triad	(7)	1,298	4,375		315	1,298	4,690	5,988	1,077	1987	5-40 yrs.
Airpark North—DC3	Piedmont Triad	(7)	448	1,511		236	448	1,747	2,195	518	1988	5-40 yrs.
Airpark North—DC4	Piedmont Triad	(7)	447	1,508		145	447	1,653	2,100	426	1988	5-40 yrs.
Airpark South Warehouse 1	Piedmont Triad		546			3,261	546	3,261	3,807	626	1998	5-40 yrs.
Airpark South Warehouse 2	Piedmont Triad		749			2,517	749	2,517	3,266	286	1999	5-40 yrs.
Airpark South Warehouse 3	Piedmont Triad		603			2,368	603	2,368	2,971	234	1999	5-40 yrs.
Airpark South Warehouse 4	Piedmont Triad		499			2,460	499	2,460	2,959	581	1999	5-40 yrs.
Airpark South Warehouse 6	Piedmont Triad		1,733			5,504	1,733	5,504	7,237	688	1999	5-40 yrs.
Airpark West 1	Piedmont Triad	(5)	954	3,820		907	954	4,727	5,681	1,429	1984	5-40 yrs.
Airpark West 2	Piedmont Triad	(5)	884	3,536		635	884	4,171	5,055	1,242	1985	5-40 yrs.
Airpark West 4	Piedmont Triad	(5)	226	903		188	226	1,091	1,317	296	1985	5-40 yrs.
Airpark West 5	Piedmont Triad	(5)	242	967		323	242	1,290	1,532	317	1985	5-40 yrs.
Airpark West 6	Piedmont Triad	(5)	326	1,304		195	326	1,499	1,825	430	1985	5-40 yrs.
ALO	Piedmont Triad		177			994	177	994	1,171	89	1998	5-40 yrs.
Brigham Road—Land	Piedmont Triad		7,299				7,299		7,299		N/A	N/A
Chesapeake	Piedmont Triad	(5)	1,236	4,944		7	1,236	4,951	6,187	1,101	1993	5-40 yrs.
Chimney Rock A/B	Piedmont Triad		1,611	4,041		243	1,611	4,284	5,895	783	1981	5-40 yrs.
Chimney Rock C	Piedmont Triad		604	1,512		17	604	1,529	2,133	212	1983	5-40 yrs.
Chimney Rock D	Piedmont Triad		236	591		52	236	643	879	128	1983	5-40 yrs.
Chimney Rock E	Piedmont Triad		1,694	4,261		(72)	1,694	4,189	5,883	604	1985	5-40 yrs.
Chimney Rock F	Piedmont Triad		1,432	3,604		(262)	1,432	3,342	4,774	500	1987	5-40 yrs.
Chimney Rock G	Piedmont Triad		1,044	2,619		(172)	1,044	2,447	3,491	363	1987	5-40 yrs.
Consolidated Center/ Building I	Piedmont Triad		625	2,183		32	625	2,215	2,840	360	1983	5-40 yrs.
Consolidated Center/ Building II	Piedmont Triad		625	4,435		270	625	4,705	5,330	777	1983	5-40 yrs.
Consolidated Center/ Building III	Piedmont Triad		680	3,572		55	680	3,627	4,307	550	1989	5-40 yrs.
Consolidated Center/ Building IV	Piedmont Triad		376	1,654		208	376	1,862	2,238	372	1989	5-40 yrs.
Deep River Corporate Center	Piedmont Triad		1,033	5,864		743	1,033	6,607	7,640	1,610	1989	5-40 yrs.
Enterprise Warehouse I	Piedmont Triad		487			3,573	487	3,573	4,060	258	2002	5-40 yrs.
Forsyth Corporate Center	Piedmont Triad	(2)	326	1,853		688	326	2,541	2,867	679	1985	5-40 yrs.
Highwoods Park Building I	Piedmont Triad		1,993			8,612	1,993	8,612	10,605	299	2001	5-40 yrs.
Inman Road Land	Piedmont Triad		941		(941)						N/A	N/A
Jefferson Pilot Land	Piedmont Triad		11,759		5,595		17,354		17,354		N/A	N/A
Madison Park—Building 5610	Piedmont Triad		211	493	(211)	(493)					1988	5-40 yrs.
Madison Park—Building 5620	Piedmont Triad		941	2,218		(20)	941	2,198	3,139	307	1983	5-40 yrs.
Madison Park—Building 5630	Piedmont Triad		1,486	3,503		(9)	1,486	3,494	4,980	485	1983	5-40 yrs.
Madison Park—Building 5635	Piedmont Triad		893	2,104		441	893	2,545	3,438	725	1986	5-40 yrs.
Madison Park—Building 5640	Piedmont Triad		1,827	6,522		(41)	1,827	6,481	8,308	916	1985	5-40 yrs.
Madison Park—Building 5650	Piedmont Triad		1,081	2,548		25	1,081	2,573	3,654	356	1984	5-40 yrs.
Madison Park—Building 5655	Piedmont Triad		1,941	7,108		143	1,941	7,251	9,192	1,027	1987	5-40 yrs.
Madison Park—Building 5660	Piedmont Triad		1,910	4,501		(34)	1,910	4,467	6,377	624	1984	5-40 yrs.
Madison Parking Deck	Piedmont Triad		5,755	8,822		487	5,755	9,309	15,064	1,167	1987	5-40 yrs.
Regency One-Piedmont Center	Piedmont Triad		515			2,925	515	2,925	3,440	866	1996	5-40 yrs.
Regency Two-Piedmont Center	Piedmont Triad		435			2,462	435	2,462	2,897	847	1996	5-40 yrs.
Sears Cenfact	Piedmont Triad	(1)	831	3,446		347	831	3,793	4,624	885	1989	5-40 yrs.
The Knollwood—370	Piedmont Triad	(7)	1,819	7,443		560	1,819	8,003	9,822	1,984	1994	5-40 yrs.
The Knollwood—380	Piedmont Triad	(7)	2,977	11,970		1,317	2,977	13,287	16,264	3,232	1990	5-40 yrs.
The Knollwood—380 Retail	Piedmont Triad	(7)		1		228		229	229	113	1995	5-40 yrs.
University Commercial Center-Archer 4	Piedmont Triad		514	2,058		278	514	2,336	2,850	590	1986	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
University Commercial Center-Landmark 3	Piedmont Triad		429	1,771		474	429	2,245	2,674	525	1985	5-40 yrs.
University Commercial Center-Service Center 1	Piedmont Triad		276	1,155		165	276	1,320	1,596	345	1983	5-40 yrs.
University Commercial Center-Service Center 2	Piedmont Triad		215	859		44	215	903	1,118	217	1983	5-40 yrs.
University Commercial Center-Service Center 3	Piedmont Triad		167	668		331	167	999	1,166	262	1984	5-40 yrs.
University Commercial Center-Warehouse 1	Piedmont Triad		203	812		18	203	830	1,033	183	1983	5-40 yrs.
University Commercial Center-Warehouse 2	Piedmont Triad		196	786		42	196	828	1,024	184	1983	5-40 yrs.
US Airways	Piedmont Triad	(2)	2,625	15,069		(36)	2,625	15,033	17,658	2,307	1970-1987	5-40 yrs.
Westpoint Business Park Land	Piedmont Triad		861		103		964		964		N/A	5-40 yrs.
Westpoint Business Park-BMF	Piedmont Triad		795	3,181		4	795	3,185	3,980	707	1986	5-40 yrs.
Westpoint Business Park-Fairchild	Piedmont Triad		640	2,577	(640)	(2,577)					1990	5-40 yrs.
Westpoint Business Park-Luwabahnson	Piedmont Triad		346	1,384		1	346	1,385	1,731	308	1990	5-40 yrs.
Westpoint Business Park-Wp 3&4	Piedmont Triad		171	687	(171)	(687)					1988	5-40 yrs.
Westpoint Business Park-Wp 5	Piedmont Triad		377	1,609	(377)	(1,609)					1988	5-40 yrs.
Westpoint Business Park-Wp 12	Piedmont Triad		499	2,031	(499)	(2,031)					1988	5-40 yrs.
Westpoint Business Park-Wp 11	Piedmont Triad		393	1,570	(393)	(1,570)					1988	5-40 yrs.
Westpoint Business Park-Wp 13	Piedmont Triad		297	1,214		202	297	1,416	1,713	400	1988	5-40 yrs.

Research Triangle, NC
3600 Glenwood Avenue	Research Triangle			10,994				10,994	10,994	1,867	1986	5-40 yrs.
3737 Glenwood Avenue	Research Triangle					18,335		18,335	18,335	2,642	1999	5-40 yrs.
4101 Research Commons	Research Triangle		854	9,038		399	854	9,437	10,291	109	1999	5-40 yrs.
4201 Research Commons	Research Triangle		862	5,496		2,650	862	8,146	9,008	201	1991	5-40 yrs.
4301 Research Commons	Research Triangle		1,034	8,928		805	1,034	9,733	10,767	178	1989	5-40 yrs.
4401 Research Commons	Research Triangle		1,249	9,387		6,133	1,249	15,520	16,769	6,672	1987	5-40 yrs.
4501 Research Commons	Research Triangle		632	5,647		215	632	5,862	6,494	158	1985	5-40 yrs.
4300 Six Forks Road	Research Triangle			15,595		4,274		19,869	19,869	2,866	1995	5-40 yrs.
4800 North Park	Research Triangle		2,678	17,630		1,614	2,678	19,244	21,922	5,053	1985	5-40 yrs.
4900 North Park	Research Triangle	1,135	770	1,983		751	770	2,734	3,504	743	1984	5-40 yrs.
5000 North Park	Research Triangle	(2)	1,010	4,612		2,694	1,010	7,306	8,316	2,296	1980	5-40 yrs.
3645 Trust Drive—One North Commerce Center	Research Triangle		789	2,954		915	789	3,869	4,658	791	1984	5-40 yrs.
5200 Greens Dairy-One North Commerce Center	Research Triangle		169	961		236	169	1,197	1,366	249	1984	5-40 yrs.
5220 Greens Dairy-One North Commerce Center	Research Triangle		382	2,168		521	382	2,689	3,071	625	1984	5-40 yrs.
Phase I—One North Commerce Center	Research Triangle		768	4,463		1,542	768	6,005	6,773	1,407	1981	5-40 yrs.
W Building—One North Commerce Center	Research Triangle		1,163	6,815		1,942	1,163	8,757	9,920	2,345	1983	5-40 yrs.
801 Corporate Center	Research Triangle		828			9,300	828	9,300	10,128	252	2002	5-40 yrs.
Aspen Building	Research Triangle		560	2,088	(560)	(2,088)					1980	5-40 yrs.
Blue Ridge I	Research Triangle	(1)	722	4,606		1,143	722	5,749	6,471	1,806	1982	5-40 yrs.
Blue Ridge II	Research Triangle	(1)	462	1,410		280	462	1,690	2,152	762	1988	5-40 yrs.
Cape Fear	Research Triangle		131	1,630		1,093	131	2,723	2,854	1,863	1979	5-40 yrs.
Catawba	Research Triangle		125	1,635		1,020	125	2,655	2,780	1,342	1980	5-40 yrs.
Cedar East	Research Triangle		563	2,491	(563)	(2,491)					1981	5-40 yrs.
Cedar West	Research Triangle		563	2,475	(563)	(2,475)					1981	5-40 yrs.
CentreGreen One—Weston	Research Triangle	(4)	1,648			9,432	1,648	9,432	11,080	1,559	2000	5-40 yrs.
CentreGreen Two—Weston	Research Triangle	(4)	1,667			9,545	1,667	9,545	11,212	915	2001	5-40 yrs.
CentreGreen Three Land—Weston	Research Triangle		1,956				1,956		1,956		N/A	N/A
CentreGreen Four	Research Triangle	(4)	1,698			12,165	1,698	12,165	13,863	250	2002	5-40 yrs.
CentreGreen Five Land—Weston	Research Triangle		3,162				3,162		3,162		N/A	N/A
Concourse	Research Triangle	(3)	1,596	11,383		1,101	1,596	12,484	14,080	366	1986	5-40 yrs.
Cottonwood	Research Triangle		609	3,244		172	609	3,416	4,025	805	1983	5-40 yrs.
Creekstone Crossings	Research Triangle		728	3,841		364	728	4,205	4,933	1,079	1990	5-40 yrs.
Cypress	Research Triangle		567	1,729	(567)	(1,729)					1980	5-40 yrs.
Day Tract Residential	Research Triangle		7,668		4		7,672		7,672		N/A	N/A
Dogwood	Research Triangle		766	2,769		616	766	3,385	4,151	697	1983	5-40 yrs.
EPA	Research Triangle		2,601			1,652	2,601	1,652	4,253	9	2003	5-40 yrs.
GlenLake Land	Research Triangle		5,335				5,335		5,335		N/A	N/A
GlenLake Bldg I	Research Triangle	(4)	915			21,278	915	21,278	22,193	856	2002	5-40 yrs.
Global Software	Research Triangle	(2)	465			7,282	465	7,282	7,747	2,376	1996	5-40 yrs.
Hawthorn	Research Triangle		904	3,769		802	904	4,571	5,475	2,663	1987	5-40 yrs.
Healthsource	Research Triangle		1,304			12,322	1,304	12,322	13,626	2,867	1996	5-40 yrs.
Highwoods Centre-Weston	Research Triangle	(1)	531			7,207	531	7,207	7,738	1,376	1998	5-40 yrs.
Highwoods Office Center North Land	Research Triangle		355	49	2		357	49	406	20	N/A	N/A
Highwoods Office Center South Land	Research Triangle		2,411		12		2,423		2,423		N/A	N/A
Highwoods Tower One	Research Triangle	(2)	203	16,744		1,311	203	18,055	18,258	6,114	1991	5-40 yrs.
Highwoods Tower Two	Research Triangle		365			24,306	365	24,306	24,671	2,219	2001	5-40 yrs.
Holiday Inn Reservations Center	Research Triangle		867	2,727		144	867	2,871	3,738	725	1984	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Inveresk Land Parcel 2	Research Triangle		657				657		657		N/A	N/A
Inveresk Land Parcel 3	Research Triangle		548				548		548		N/A	N/A
Ironwood	Research Triangle		319	1,337		365	319	1,702	2,021	514	1978	5-40 yrs.
Kaiser	Research Triangle		133	3,576		975	133	4,551	4,684	2,275	1988	5-40 yrs.
Lake Plaza East	Research Triangle	(3)	890	3,424		524	890	3,948	4,838	96	1984	5-40 yrs.
Laurel	Research Triangle		884	2,517		819	884	3,336	4,220	909	1982	5-40 yrs.
Leatherwood	Research Triangle		213	891		887	213	1,778	1,991	645	1979	5-40 yrs.
Maplewood	Research Triangle	(1)	149			3,629	149	3,629	3,778	467	N/A	5-40 yrs.
Northpark—Wake Forest	Research Triangle		498			4,021	498	4,021	4,519	1,085	1997	5-40 yrs.
Northpark Land—Wake Forest	Research Triangle		1,586		11		1,597		1,597		N/A	N/A
Overlook	Research Triangle		398			10,832	398	10,832	11,230	2,487	1999	5-40 yrs.
Pamlico	Research Triangle		289			11,181	289	11,181	11,470	4,760	1980	5-40 yrs.
ParkWest One—Weston	Research Triangle		378			4,023	378	4,023	4,401	467	2001	5-40 yrs.
ParkWest Two—Weston	Research Triangle		491			3,388	491	3,388	3,879	453	2001	5-40 yrs.
ParkWest Three—Land—Weston	Research Triangle		834		29		863		863		N/A	N/A
Progress Center Renovation	Research Triangle					359		359	359	14	2003	5-40 yrs.
Pulse Athletic Club at Highwoods	Research Triangle		142			3,042	142	3,042	3,184	1,019	1998	5-40 yrs.
Raleigh Corp Center Lot D	Research Triangle		1,211				1,211		1,211		N/A	N/A
Red Oak	Research Triangle		389			6,630	389	6,630	7,019	1,498	1999	5-40 yrs.
Rexwoods Center I	Research Triangle	(5)	878	3,730		436	878	4,166	5,044	1,527	1990	5-40 yrs.
Rexwoods Center II	Research Triangle		362	1,818		87	362	1,905	2,267	548	1993	5-40 yrs.
Rexwoods Center III	Research Triangle		919	2,816		545	919	3,361	4,280	960	1992	5-40 yrs.
Rexwoods Center IV	Research Triangle	(5)	586			3,404	586	3,404	3,990	925	1995	5-40 yrs.
Rexwoods Center V	Research Triangle	(2)	1,301			6,201	1,301	6,201	7,502	1,681	1998	5-40 yrs.
Riverbirch	Research Triangle	(2)	469	4,038		1,324	469	5,362	5,831	2,030	1987	5-40 yrs.
Situs I	Research Triangle		764	4,390		445	764	4,835	5,599	192	1996	5-40 yrs.
Situs II	Research Triangle		920	5,108		341	920	5,449	6,369	183	1998	5-40 yrs.
Situs III	Research Triangle	(3)	590	3,671		155	590	3,826	4,416	142	2000	5-40 yrs.
Six Forks Center I	Research Triangle		666	2,665		850	666	3,515	4,181	908	1982	5-40 yrs.
Six Forks Center II	Research Triangle		1,086	4,533		1,082	1,086	5,615	6,701	1,344	1983	5-40 yrs.
Six Forks Center III	Research Triangle	(2)	862	4,411		796	862	5,207	6,069	1,424	1987	5-40 yrs.
Smoketree Tower	Research Triangle		2,353	11,743		2,656	2,353	14,399	16,752	4,229	1984	5-40 yrs.
South Square I	Research Triangle		606	3,814		1,529	606	5,343	5,949	1,432	1988	5-40 yrs.
South Square II	Research Triangle		525	4,699		558	525	5,257	5,782	1,394	1989	5-40 yrs.
Sycamore	Research Triangle	(2)	255			5,265	255	5,265	5,520	1,131	1997	5-40 yrs.
WESPEC Tract 1	Research Triangle		1,529		32		1,561		1,561		N/A	N/A
WESPEC Tract 2E	Research Triangle		754		28		782		782		N/A	N/A
WESPEC—Tract 3	Research Triangle		2,537		135		2,672		2,672		N/A	N/A
Weston—Land	Research Triangle		522		26		548		548		N/A	N/A
Weston Commons Tract—2B	Research Triangle		1,112		32		1,144		1,144		N/A	N/A
Weston Commons Tract—5A	Research Triangle		1,448		29		1,477		1,477		N/A	N/A
Weston Commons Tract—5B	Research Triangle		2,403		31		2,434		2,434		N/A	N/A
Weston Commons Tract—5C	Research Triangle		2,543		174		2,717		2,717		N/A	N/A
Weston Commons Tract—6A	Research Triangle		1,453		76		1,529		1,529		N/A	N/A
Weston Commons Tract—6A2	Research Triangle		2,088		(2,088)						N/A	N/A
Weston Commons Tract—6B	Research Triangle		2,251		117		2,368		2,368		N/A	N/A
Weston Commons Tract—6C	Research Triangle		478		97		575		575		N/A	N/A
Weston Commons Tract—8A	Research Triangle		2,342		2,782		5,124		5,124		N/A	N/A
Weston Oaks Court	Research Triangle		1,831		153		1,984		1,984		N/A	N/A
Willow Oak	Research Triangle	(2)	458			6,369	458	6,369	6,827	2,313	1995	5-40 yrs.
Other Property	Research Triangle		47	10,521			47	10,521	10,568	6,371	N/A	N/A

Richmond, VA
1309 E. Cary Street	Richmond		171	691		96	171	787	958	169	1987	5-40 yrs.
4900 Cox Road	Richmond		1,324	5,311		727	1,324	6,038	7,362	1,422	1991	5-40 yrs.
Airport Center I	Richmond		779	5,019	(779)	(5,019)					1997	5-40 yrs.
Airport Center II	Richmond		317	2,625	(317)	(2,625)					1998	5-40 yrs.
Capital One Building I	Richmond	(10)	1,278		(1,278)						1999	5-40 yrs.
Capital One Building II	Richmond	(10)	477		(477)						1999	5-40 yrs.
Capital One Building III	Richmond	(10)	1,278		(1,278)						1999	5-40 yrs.
Capital One Parking Deck	Richmond	(10)									1999	5-40 yrs.
Colonade Building	Richmond	(4)	1,364	6,105		11	1,364	6,116	7,480	153	2003	5-40 yrs.
Dominion Place—Pitts Parcel	Richmond		1,160				1,160		1,160		N/A	N/A
East Shore IV	Richmond		1,445		(1,438)		7		7		N/A	N/A
Grove Park I	Richmond		713			5,750	713	5,750	6,463	1,504	1997	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Grove Park Buidling E	Richmond		111				111		111		N/A	N/A
Grove Park Buidling H	Richmond		111				111		111		N/A	N/A
Grove Park Buidling I	Richmond		126				126		126		N/A	N/A
Grove Park Buidling J	Richmond		126				126		126		N/A	N/A
Grove Park Square	Richmond		194		(194)						N/A	N/A
Hamilton Beach	Richmond		1,086	4,345		550	1,086	4,895	5,981	1,084	1986	5-40 yrs.
HDC Land Site—Parcel 6	Richmond		1,275		(1,275)						N/A	N/A
HDC Land Site C—Parcel 5	Richmond		942		(942)						N/A	N/A
HDC Land Site D—Parcel 4	Richmond		1,721		(1,721)						N/A	N/A
HDC Land Site E—Parcel 3	Richmond		1,804		(1,804)						N/A	N/A
Highwoods Distribution Center	Richmond		581	6,333	(581)	(6,333)					1999	5-40 yrs.
Highwoods Commons	Richmond		521			4,300	521	4,300	4,821	1,032	1999	5-40 yrs.
Highwoods Five	Richmond		806			6,004	806	6,004	6,810	1,577	1998	5-40 yrs.
Highwoods One	Richmond	(2)	1,846			10,471	1,846	10,471	12,317	3,004	1996	5-40 yrs.
Highwoods Plaza	Richmond		909			5,810	909	5,810	6,719	460	2000	5-40 yrs.
Highwoods Two	Richmond	(4)	786			6,375	786	6,375	7,161	1,290	1997	5-40 yrs.
Innsbrook Centre	Richmond		914	6,768	(914)	(6,768)					1989	5-40 yrs.
Innslake Center	Richmond	(1)	844			6,560	844	6,560	7,404	559	2001	5-40 yrs.
Liberty Mutual	Richmond	2,837	1,205	4,825		740	1,205	5,565	6,770	1,147	1990	5-40 yrs.
Markel American	Richmond	(10)	1,372		(1,372)	—					1998	5-40 yrs.
Mercer Plaza	Richmond		1,556	12,350	(1,556)	(12,350)					1984	5-40 yrs.
North Park	Richmond		2,163	8,659		1,013	2,163	9,672	11,835	2,065	1989	5-40 yrs.
North Shore Commons A	Richmond	(4)	1,344			12,803	1,344	12,803	14,147	1,311	2002	5-40 yrs.
North Shore Commons B—Land	Richmond		2,067				2,067		2,067		N/A	N/A
North Shore Commons C—Land	Richmond		1,902				1,902		1,902		N/A	N/A
North Shore Commons D—Land	Richmond		1,261				1,261		1,261		N/A	N/A
One Shockoe Plaza	Richmond					15,428		15,428	15,428	3,124	1996	5-40 yrs.
Pavilion	Richmond				181		181		181		N/A	N/A
Sadler & Cox Land	Richmond		1,827				1,827		1,827		N/A	N/A
Stony Point F Land	Richmond		2,790		25		2,815		2,815		N/A	N/A
Stony Point I	Richmond		1,384	11,630		1,506	1,384	13,136	14,520	2,603	1990	5-40 yrs.
Stony Point II	Richmond		2,224			12,776	2,224	12,776	15,000	2,426	1999	5-40 yrs.
Stony Point III	Richmond		1,190			10,243	1,190	10,243	11,433	1,046	2002	5-40 yrs.
Technology Park 1	Richmond		541	2,166		414	541	2,580	3,121	650	1991	5-40 yrs.
Technology Park 2	Richmond		264	1,058		84	264	1,142	1,406	268	1991	5-40 yrs.
Vantage Place A	Richmond	(4)	203	811		189	203	1,000	1,203	287	1987	5-40 yrs.
Vantage Place B	Richmond	(4)	233	931		168	233	1,099	1,332	233	1988	5-40 yrs.
Vantage Place C	Richmond	(4)	235	940		201	235	1,141	1,376	333	1987	5-40 yrs.
Vantage Place D	Richmond	(4)	218	873		232	218	1,105	1,323	369	1988	5-40 yrs.
Vantage Pointe	Richmond	(4)	1,089	4,500		758	1,089	5,258	6,347	1,362	1990	5-40 yrs.
Virginia Mutual	Richmond		1,301	6,036		(151)	1,301	5,885	7,186	505	1996	5-40 yrs.
Waterfront Plaza	Richmond		585	2,347		875	585	3,222	3,807	992	1988	5-40 yrs.
West Shore I	Richmond	(1)	358	1,431		88	358	1,519	1,877	332	1995	5-40 yrs.
West Shore II	Richmond	(1)	545	2,181		179	545	2,360	2,905	471	1995	5-40 yrs.
West Shore III	Richmond	(1)	961			4,680	961	4,680	5,641	1,089	1997	5-40 yrs.
South Florida
The 1800 Eller Drive Building	South Florida			9,823		837		10,660	10,660	2,035	1983	5-40 yrs.
Tampa, FL
380 Park Place	Tampa		1,508			8,223	1,508	8,223	9,731	997	N/A	N/A
Anchor Glass	Tampa	(3)	1,560	8,877		1,351	1,560	10,228	11,788	231	1988	5-40 yrs.
Atrium	Tampa		1,351	9,302		2,729	1,351	12,031	13,382	2,187	1989	5-40 yrs.
Bay View Office Centre	Tampa		1,304	5,964	(1,304)	(5,964)					1982	5-40 yrs.
Bay Vista Gardens	Tampa		447	4,825		(5)	447	4,820	5,267	716	1982	5-40 yrs.
Bay Vista Gardens II	Tampa		1,328	7,101	134	332	1,462	7,433	8,895	1,403	1997	5-40 yrs.
Bay Vista Office Building	Tampa		935	4,512		789	935	5,301	6,236	1,037	1982	5-40 yrs.
Bay Vista Retail	Tampa		283	1,178		137	283	1,315	1,598	236	1987	5-40 yrs.
Bayshore	Tampa	(3)	1,460	9,249		1,164	1,460	10,413	11,873	163	1990	5-40 yrs.
Brookwood Day Care Center	Tampa		61	347	(61)	(347)					1986	5-40 yrs.
Countryside Place	Tampa		843	3,731	(843)	(3,719)		12	12	1	1988	5-40 yrs.
Cypress Center I	Tampa		3,172	12,764		(70)	3,172	12,694	15,866	4,187	1982	5-40 yrs.
Cypress Center III	Tampa		1,190	7,601		648	1,190	8,249	9,439	921	1983	5-40 yrs.
Cypress Center IV—Land	Tampa		3,080	300			3,080	300	3,380	47	N/A	N/A
Cypress Commons	Tampa	(4)	1,211	11,477		1,045	1,211	12,522	13,733	3,378	1985	5-40 yrs.

			Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period					Life on Which
Description	City	2003 Encumberance	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Depreciation is Computed
Cypress West	Tampa	1,943	615	5,098		924	615	6,022	6,637	1,176	1985	5-40 yrs.
Feathersound Corporate Center II	Tampa	2,108	800	7,442		829	800	8,271	9,071	1,568	1986	5-40 yrs.
Firemans Fund Building	Tampa	(4)	500	4,193		47	500	4,240	4,740	693	1982	5-40 yrs.
Highwoods Plaza	Tampa	(10)	545		(545)	—					1999	5-40 yrs.
Highwoods Preserve Energy Plant	Tampa					500		500	500	71	N/A	5-40 yrs.
Highwoods Preserve I	Tampa		1,618			25,778	1,618	25,778	27,396	3,387	1999	5-40 yrs.
Highwoods Preserve II	Tampa		276			1,650	276	1,650	1,926	470	2001	5-40 yrs.
Highwoods Preserve III	Tampa		1,383			22,882	1,383	22,882	24,265	2,586	1999	5-40 yrs.
Highwoods Preserve IV	Tampa		1,639			25,134	1,639	25,134	26,773	2,542	1999	5-40 yrs.
Highwoods Preserve V	Tampa		1,440			21,057	1,440	21,057	22,497	1,322	2001	5-40 yrs.
Highwoods Preserve VI—Land	Tampa		639				639		639		N/A	N/A
Highwoods Preserve Land	Tampa		1,802		231		2,033		2,033		N/A	N/A
Horizon	Tampa	(9)		6,239		1,286		7,525	7,525	1,102	1980	5-40 yrs.
LakePointe I	Tampa	(9)	2,000	15,848		12,059	2,000	27,907	29,907	4,161	1999	5-40 yrs.
LakePointe II	Tampa	(9)	2,100			32,863	2,100	32,863	34,963	5,242	1986	5-40 yrs.
Lakeside	Tampa	(9)		7,348		110		7,458	7,458	1,145	1978	5-40 yrs.
Northside Square Office	Tampa		601	3,637		367	601	4,004	4,605	687	1986	5-40 yrs.
Northside Square Office/Retail	Tampa		800	2,836		155	800	2,991	3,791	499	1986	5-40 yrs.
One Harbour Place	Tampa	(5)	2,016	25,252		1,180	2,016	26,432	28,448	2,530	1985	5-40 yrs.
Parkside	Tampa	(9)		9,381		829		10,210	10,210	1,499	1979	5-40 yrs.
Pavilion	Tampa	(9)		16,348		1,934		18,282	18,282	2,608	1982	5-40 yrs.
Pavilion Parking Garage	Tampa	(9)				5,618		5,618	5,618	589	1999	5-40 yrs.
Registry I	Tampa		744	4,222		644	744	4,866	5,610	1,013	1985	5-40 yrs.
Registry II	Tampa		908	5,155		608	908	5,763	6,671	1,208	1987	5-40 yrs.
Registry Square	Tampa		344	1,954		178	344	2,132	2,476	429	1988	5-40 yrs.
Sabal Business Center I	Tampa		375	2,131		246	375	2,377	2,752	493	1982	5-40 yrs.
Sabal Business Center II	Tampa		342	1,938		156	342	2,094	2,436	456	1984	5-40 yrs.
Sabal Business Center III	Tampa		290	1,645		48	290	1,693	1,983	333	1984	5-40 yrs.
Sabal Business Center IV	Tampa		819	4,645		238	819	4,883	5,702	959	1984	5-40 yrs.
Sabal Business Center V	Tampa		1,026	5,822		262	1,026	6,084	7,110	1,170	1988	5-40 yrs.
Sabal Business Center VI	Tampa		1,609	9,128		277	1,609	9,405	11,014	1,696	1988	5-40 yrs.
Sabal Business Center VII	Tampa		1,519	8,617		420	1,519	9,037	10,556	1,593	1990	5-40 yrs.
Sabal Industrial Park Land	Tampa		323		4		327		327		N/A	N/A
Sabal Lake Building	Tampa		572	3,246		697	572	3,943	4,515	730	1986	5-40 yrs.
Sabal Park Plaza	Tampa		611	3,465		410	611	3,875	4,486	1,007	1987	5-40 yrs.
Sabal Pavilion I	Tampa		964			11,939	964	11,939	12,903	1,846	1998	5-40 yrs.
Sabal Pavilion II	Tampa		561				561		561		N/A	N/A
Sabal Tech Center	Tampa		548	3,111		93	548	3,204	3,752	593	1989	5-40 yrs.
Spectrum	Tampa	(9)	1,450	14,461		1,883	1,450	16,344	17,794	2,356	1984	5-40 yrs.
Summit Office Building	Tampa		579	2,749	(579)	(2,749)					1988	5-40 yrs.
Tower Place	Tampa	(3)	2,280	15,911		2,262	2,280	18,173	20,453	561	1988	5-40 yrs.
USF&G	Tampa		1,366	7,754		2,250	1,366	10,004	11,370	2,541	1988	5-40 yrs.
Watermark 10,14,15	Tampa		4,793				4,793		4,793		N/A	N/A
Watermark 13	Tampa		2,233				2,233		2,233		N/A	N/A
Westshore Square	Tampa	2,519	1,130	5,206		274	1,130	5,480	6,610	888	1976	5-40 yrs.

			671,601	1,953,063	(55,157)	998,060	616,444	2,951,123	3,567,567	534,337

(1)	These assets are pledged as collateral for a $143,713,000 first mortgage loan.
(2)	These assets are pledged as collateral for an $176,726,000 first mortgage loan.
(3)	These assets are pledged as collateral for a $64,676,000 first mortgage loan.
(4)	These assets are pledged as collateral for a $127,500,000 first mortgage loan.
(5)	These assets are pledged as collateral for a $27,257,000 first mortgage loan.
(6)	These assets are pledged as collateral for a $140,498,000 first mortgage loan.
(7)	These assets are pledged as collateral for a $42,391,000 first mortgage loan.
(8)	These assets are pledged as collateral for a $10,081,000 first mortgage loan.
(9)	These assets are pledged as collateral for a $66,896,000 first mortgage loan.
(10)	Cost capitalized are offset by disposition.

HIGHWOODS PROPERTIES INC.

NOTE TO SCHEDULE III

(In Thousands)

As of December 31, 2003, 2002, and 2001

A summary of activity for Real estate and accumulated depreciation is as follows

	December 31,
	2003	2002	2001
Real Estate:
Balance at beginning of year	3,576,311	3,621,520	3,443,117
Additions
Acquisitions, Development and Improvements	239,228	210,786	336,678
Cost of real estate sold and retired	(247,972)	(255,995)	(158,275)

Balance at close of year (a)	3,567,567	3,576,311	3,621,520

Accumulated Depreciation
Balance at beginning of year	461,972	377,201	280,772
Depreciation expense	111,362	109,958	104,789
Real estate sold and retired	(38,997)	(25,187)	(8,360)

Balance at close of year (b)	534,337	461,972	377,201

(a) Reconciliation of total cost to balance sheet caption at December 31, 2003, 2002, and 2001 (in Thousands)

	2003	2002	2001
Total per schedule III.	3,567,567	3,576,311	3,621,520
Construction in progress exclusive of land included in schedule III.	6,899	6,420	100,606
Furniture, fixtures and equipment	21,818	20,966	19,398
Property held for sale	(76,131)	(182,198)	(156,490)
Reclassification adjustment for discontinued operations		454	7,675

Total real estate assets at cost	3,520,153	3,421,953	3,592,709

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2003, 2002, and 2001 (in Thousands)

	2003	2002	2001
Total per Schedule III.	534,337	461,972	377,201
Accumulated Depreciation—furniture, fixtures and equipment	13,921	9,208	9,649
Property held for sale	(10,407)	(15,495)	(8,892)

Total accumulated depreciation	537,851	455,685	377,958