Form 10-Q
period 2004-03-31
HIGHWOODS PROPERTIES INC
filed 2004-05-10
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The Company has only one class of common stock, par value $0.01 per share, with 53,630,160 shares outstanding as of April 12, 2004.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Operating Partnership’s common partnership interests as “Common Units” and (5) the Operating Partnership’s preferred partnership interests as “Preferred Units.”

The information furnished in the accompanying Consolidated Balance Sheets, Statements of Operations, Statement of Stockholders’ Equity and Statements of Cash Flows reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2003 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and $ in thousands except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$443,611	$397,150
Buildings and tenant improvements	3,093,094	2,912,489
Development in process	9,071	6,899
Land held for development	199,228	196,620
Furniture, fixtures and equipment	21,950	21,818

	3,766,954	3,534,976
Less—accumulated depreciation	(566,489)	(542,328)

Net real estate assets	3,200,465	2,992,648
Property held for sale	38,467	55,453
Cash and cash equivalents	17,001	18,564
Restricted cash	8,044	6,320
Accounts receivable, net	10,737	17,827
Notes receivable	24,309	24,623
Accrued straight-line rents receivable	54,732	51,189
Investments in unconsolidated affiliates	68,553	74,665
Other assets:
Deferred leasing costs	114,687	110,488
Deferred financing costs	46,396	46,198
Prepaid expenses and other	14,287	13,799

	175,370	170,485
Less—accumulated amortization	(89,155)	(84,965)

Other assets, net	86,215	85,520

Total Assets	$3,508,523	$3,326,809

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,767,239	$1,558,758
Accounts payable, accrued expenses and other liabilities	108,199	111,772

Total Liabilities	1,875,438	1,670,530
Minority interest	161,884	165,250
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares; 8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at March 31, 2004 and December 31, 2003	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,631,176 and 53,474,403 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	536	535
Additional paid-in capital	1,400,315	1,393,103
Distributions in excess of net earnings	(296,538)	(271,971)
Accumulated other comprehensive loss	(3,525)	(3,650)
Deferred compensation	(7,032)	(4,433)

Total Stockholders’ Equity	1,471,201	1,491,029

Total Liabilities and Stockholders’ Equity	$3,508,523	$3,326,809

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Operations

(Unaudited and $ in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Rental revenue	$108,622	$103,924

Operating expenses:
Rental property	39,165	35,940
Depreciation and amortization	34,316	32,030
General and administrative (includes $4,638 retirement compensation expense in 2004)	12,167	5,344

Total operating expenses	85,648	73,314

Interest expense:
Contractual	26,057	27,674
Amortization of deferred financing costs	855	626

	26,912	28,300
Other income:
Interest and other income	3,346	2,859
Equity in earnings of unconsolidated affiliates	1,402	1,761

	4,748	4,620

Income before gain/(loss) on disposition of land and depreciable assets, minority interest and discontinued operations	810	6,930
Gain on disposition of land	1,138	863
(Loss)/gain on disposition and impairment of depreciable assets, net	(55)	20

Income before minority interest and discontinued operations	1,893	7,813
Minority interest	(231)	(938)

Income from continuing operations	1,662	6,875
Discontinued operations:
Income from discontinued operations, net of minority interest	667	4,467
Gain/(loss) on sale of discontinued operations, net of minority interest	3,555	(170)

	4,222	4,297

Net income	5,884	11,172
Dividends on preferred stock	(7,713)	(7,713)

Net (loss)/income attributable to common stockholders	$(1,829)	$3,459

Net (loss)/income per common share – basic:
Loss from continuing operations	$(0.11)	$(0.02)
Income from discontinued operations	0.08	0.08

Net (loss)/income	$(0.03)	$0.06

Weighted average common shares outstanding – basic	53,542	53,428

Net (loss)/income per common share – diluted:
Loss from continuing operations	$(0.11)	$(0.02)
Income from discontinued operations	0.08	0.08

Net (loss)/income	$(0.03)	$0.06

Weighted average common shares outstanding – diluted	53,542	53,475

Dividends declared per common share	$0.425	$0.585

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited and $ in thousands except share amounts)

For the Three Months Ended March 31, 2004

	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2003	$535	$104,945	$172,500	$100,000	$1,393,103	$(4,433)	$(3,650)	$(271,971)	$1,491,029
Issuance of Common Stock	—	—	—	—	320	—	—	—	320
Conversion of Common Units to Common Stock	—	—	—	—	1,404	—	—	—	1,404
Common Stock Dividends	—	—	—	—	—	—	—	(22,738)	(22,738)
Preferred Stock dividends	—	—	—	—	—	—	—	(7,713)	(7,713)
Issuance of restricted stock	1	—	—	—	2,633	(2,634)	—	—	—
Fair value of stock options issued	—	—	—	—	2,855	(2,855)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	2,890	—	—	2,890
Other comprehensive income	—	—	—	—	—	—	125	—	125
Net Income	—	—	—	—	—	—	—	5,884	5,884

Balance at March 31, 2004	$536	$104,945	$172,500	$100,000	$1,400,315	$(7,032)	$(3,525)	$(296,538)	$1,471,201

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Income from continuing operations	$1,662	$6,875
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	34,316	32,030
Amortization of deferred compensation	2,890	372
Amortization of deferred financing costs	855	626
Amortization of accumulated other comprehensive loss	210	437
Equity in earnings of unconsolidated affiliates	(1,402)	(1,761)
Gain on disposition of land and depreciable assets	(1,083)	(883)
Minority interest	231	938
Discontinued operations	773	6,306
Changes in operating assets and liabilities	(258)	(6,134)

Net cash provided by operating activities	38,194	38,806

Investing activities:
Additions to real estate assets	(93,565)	(26,286)
Proceeds from disposition of real estate assets	21,774	2,388
Distributions from unconsolidated affiliates	1,832	4,934
Investments in notes receivable	1,128	(1,020)
Contributions to unconsolidated affiliates	(9,988)	—
Other investing activities	(22)	(204)

Net cash used in investing activities	(78,841)	(20,188)

Financing activities:
Distributions paid on common stock and common units	(25,368)	(35,248)
Dividends paid on preferred stock	(7,713)	(7,713)
Net proceeds from the sale of common stock	320	128
Repurchase of common stock and common units	(50)	(2,751)
Borrowings on revolving loan	175,500	68,000
Repayment of revolving loan	(100,000)	(32,000)
Borrowings on mortgages and notes payable	—	2,190
Repayment of mortgages and notes payable	(3,226)	(4,419)
Net change in deferred financing costs	(379)	1,382

Net cash provided by/(used in) financing activities	39,084	(10,431)

Net (decrease)/increase in cash and cash equivalents	(1,563)	8,187
Cash and cash equivalents at beginning of the period	18,564	11,017

Cash and cash equivalents at end of the period	$17,001	$19,204

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,794	$21,446

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2004	2003
Assets:
Net real estate assets	$149,535	$—
Restricted cash	1,651	—
Accounts receivable	(476)	—
Notes receivable	814	—
Accrued straight-line rents receivable	828	—
Investment in unconsolidated affiliates	(15,692)	1,694
Deferred financing costs	—	17,810

	$136,660	$19,504

Liabilities:
Mortgages and notes payable	$136,207	$17,810
Accounts payable, accrued expenses and other liabilities	453	1,694

	$136,660	$19,504

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	DESCRIPTION OF BUSINESS

Description of Business

Highwoods Properties, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly-owned assets include: 468 in-service office, industrial and retail properties; 1,255 acres of undeveloped land suitable for future development; and an additional four properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.7% of the common partnership interests (“Common Units”) in the Operating Partnership. During the three months ended March 31, 2004, the Company redeemed from limited partners (including certain officers and directors of the Company) 1,960 Common Units for $0.05 million in cash and redeemed 54,308 Common Units in exchange for Common Stock on a one-for-one basis. These transactions increased the percentage of Common Units owned by the Company from 88.9% at December 31, 2003 to 89.7% at March 31, 2004. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

Certain amounts in the March 31, 2003 and December 31, 2003 financial statements included in this Quarterly Report have been reclassified to conform to the March 31, 2004 presentation. These reclassifications had no effect on net income or stockholders’ equity as previously reported in the Company’s audited Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	DESCRIPTION OF BUSINESS—Continued

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

Options and warrants totaling 524,000 that could potentially dilute basic earnings per share in the future were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 because their effect was anti-dilutive.

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has various investments in joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. As required by GAAP, the Company has accounted for its joint venture activity using the equity method of accounting, as the Company does not control these joint ventures and, as of March 31, 2004, the joint ventures were not deemed variable interest entities. As a result, the assets and liabilities of the Company’s joint ventures are not included on its Consolidated Balance Sheets.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES—Continued

The following table sets forth information regarding the Company’s joint venture activity as recorded on the respective joint venture’s books for the three months ended March 31, 2004 and 2003 ($ in thousands):

		Three Months Ended March 31, 2004					Three Months Ended March 31, 2003
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$633	$434	$14	$112	$73	$608	$395	$17	$100	$96
Dallas County Partners (1)	50.00%	2,547	1,524	680	464	(121)	2,411	1,410	695	472	(166)
Dallas County Partners II (1)	50.00%	1,595	711	570	186	128	1,566	689	599	206	72
Fountain Three (1)	50.00%	1,834	835	536	379	84	1,763	760	572	356	75
RRHWoods, LLC (1)	50.00%	3,311	1,874	675	851	(89)	3,507	1,791	673	835	208
Kessinger/Hunter, LLC	26.50%	1,538	1,229	—	174	135	1,397	1,160	—	159	78
4600 Madison Associates, LP	12.50%	1,215	562	287	421	(55)	1,493	592	299	394	208
Highwoods DLF 98/29, LP	22.81%	4,960	1,346	1,137	880	1,597	4,643	1,348	1,153	862	1,280
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	3,796	1,005	1,140	1,083	568	4,182	1,123	1,152	1,001	906
Highwoods-Markel Associates, LLC	50.00%	1,671	385	586	368	332	812	438	238	143	(7)
MG-HIW, LLC (2)	20.00%	4,749	1,868	836	979	1,066	12,292	4,386	2,328	2,344	3,234
MG-HIW Peachtree Corners III, LLC (2)	50.00%	—	—	—	—	—	34	25	25	19	(35)
MG-HIW Metrowest I, LLC (2)	50.00%	—	5	—	—	(5)	—	8	—	—	(8)
MG-HIW Metrowest II, LLC (2)	50.00%	141	88	39	70	(56)	123	109	44	79	(109)
Concourse Center Associates, LLC	50.00%	526	141	175	85	125	526	138	173	76	139
Plaza Colonnade, LLC	50.00%	1	—	—	1	—	4	—	1	—	3
SF-HIW Harborview, LP	20.00%	1,395	468	351	216	360	1,419	408	351	217	443
Highwoods KC Glenridge Office, LP (3)	40.00%	326	97	—	46	183	—	—	—	—	—

Total		$30,238	$12,572	$7,026	$6,315	$4,325	$36,780	$14,780	$8,320	$7,263	$6,417

(1)	Des Moines joint ventures.
(2)	See Note 3, Acquisition of Joint Venture Assets and Equity Interests, for discussion of the Company’s acquisition of these joint venture assets.
(3)	The Company and Kapital-Consult, a European investment firm, formed this joint venture partnership, which on February 26, 2004 acquired Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. The buildings are 91.1% occupied as of March 31, 2004. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space. The Company contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture intends to enter into a $16.5 million 10-year secured loan on the assets. The Company will be the sole and exclusive manager and leasing agent for this property and will receive customary management fees and leasing commissions.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. FIN 46 was effective immediately for interests acquired subsequent to January 31, 2003 and is effective March 31, 2004 for interests in VIEs created before February 1, 2003. The Company assessed its variable interests, including the joint ventures listed above, and determined the interests were not VIEs at March 31, 2004. As a result, the provisions of FIN 46 did not have an impact on the Company’s financial condition or results of operations.

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

Additionally, as part of the MG-HIW, LLC acquisition on July 29, 2003, the Company entered into an option agreement with its partner, Miller Global, to acquire their 50.0% interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. On March 2, 2004, the Company exercised the option and paid its partner $3.2 million for such remaining interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. A $7.4 million construction loan was paid in full by the Company. The assets encompass 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space.

On July 29, 2003, the Company also entered into an option agreement to acquire Miller Global’s 80.0% interest in the remaining assets of MG-HIW, LLC. The remaining assets of MG-HIW, LLC were five properties encompassing 1.3 million square feet located in the central business district of Orlando (“Orlando properties”). On March 2, 2004, the Company exercised the option and paid its partner, Miller Global, $62.5 million and assumed $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points. A $7.5 million letter of credit was also cancelled. The transaction implies a valuation (100.0% ownership) of $214.3 million with respect to these assets, which includes the properties and other net assets of the joint venture. The Company accounted for the acquisition in accordance with the provisions of SFAS 141. The fair values assigned to the identifiable tangible and intangible assets and liabilities are preliminary as the Company is evaluating the fair values and allocation of costs. Management does not believe that any adjustment would have a material effect on the Company’s financial position or results of operations. The results of operations subsequent to March 1, 2004 are included in the Company’s Consolidated Statements of Operations for the period ended March 31, 2004.

In January 2004, the Company signed a non-binding letter of intent with Kapital-Consult, manager for Dreilander-Fonds, a European investment firm, under which Kapital-Consult will acquire a 60.0% equity interest in the Orlando properties for approximately $45.5 million, excluding certain development rights to be retained by the Company. The joint venture intends to refinance the existing debt on the properties with a $143.0 million 10-year fixed rate loan. In order to lock the interest rate on the new debt, the parties paid a $2.9 million deposit, $1.2 million of which was paid by the Company. Although the joint venture transaction is subject to documentation and other closing conditions, it is expected to close no later than the end of the second quarter of 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	RELATED PARTY TRANSACTIONS

The Company has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Company and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, the Company received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet at March 31, 2004.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

The interest rates on all of the Company’s variable rate debt are currently adjusted at one to three month intervals, subject to settlements under interest rate hedge contracts. Net payments made to counter parties under interest rate hedge contracts were nominal in 2004 and were recorded as increases to interest expense.

In addition, the Company is exposed to certain losses in the event of non-performance by the counter party under the interest rate hedge contracts. The Company expects the counter party, which is a major financial institution, to perform fully under the contracts. However, if the counter party was to default on its obligations under the interest rate hedge contracts, the Company could be required to pay the full rates on its debt, even if such rates were in excess of the rate in the contracts.

During the year ended December 31, 2003, the Company entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges and the unamortized effective portion of the cumulative gain on these derivative instruments was $3.7 million at March 31, 2004 and is being reported as a component of AOCL in stockholders’ equity. This deferred gain is being recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing effects net income. The Company expects that approximately $0.3 million will be recognized in the next 12 months.

In 2003, the Company also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the one month LIBOR rate on $20.0 million of floating rate debt at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was $0.06 million at March 31, 2004. The Company expects that the portion of the cumulative loss recorded in AOCL at March 31, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.07 million.

At March 31, 2004, approximately $5.8 million of deferred financing costs from past cash flow hedging instruments remain in AOCL, including those described above. These costs are recognized as interest expense as the underlying debt is repaid and amounted to $0.2 million and $0.4 million during the quarters ended March 31, 2004 and 2003, respectively. The Company expects that the portion of the cumulative loss recorded in AOCL at March 31, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.8 million.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain non-stockholders’ equity changes not reflected in the Consolidated Statements of Operations. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$5,884	$11,172
Other comprehensive income:
Unrealized derivative losses on cashflow hedges	(85)	—
Amortization of hedging gains and losses included in other comprehensive income	210	437

Total other comprehensive income	125	437

Total comprehensive income	$6,009	$11,609

7.	DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

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

The net operating results and net carrying value of 3.7 million square feet of property, 122.8 acres of revenue-producing land and 4 apartment units sold during 2004 and 2003 and 0.3 million square feet of property and 88 apartment units held for sale at March 31, 2004 are shown in the following table. These were a result of disposal activities that were initiated subsequent to the effective date of SFAS 144 and are classified as discontinued operations in the Company’s Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2004	2003
Total revenue	$1,224	$9,045
Rental operating expenses	451	2,310
Depreciation and amortization	29	1,264
Interest expense	—	429

Income before gain on sale of discontinued operations and minority interest	744	5,042
Minority interest	77	575

Income from discontinued operations, net of minority interest	667	4,467

Gain/(loss) on sale/impairment of discontinued operations	3,965	(192)
Minority interest in the Operating Partnership	(410)	22

Gain/(loss) on sale/impairment of discontinued operations, net of minority interest	3,555	(170)

Total discontinued operations	$4,222	$4,297

Carrying value of assets included in discontinued operations that were held for sale and/or sold during the period	$21,536	$237,987

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In addition, SFAS 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2004, the Company determined that no properties held for sale had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Operations for the three months ended March 31, 2004. For 2003, the impairment loss related to two office properties whose carrying value was greater than their fair value less cost to sell, which have now been sold, was $0.3 million, net of minority interest. This impairment loss is included in loss on sale of discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 2003.

See Note 11 for discussion of a subsequent event involving an agreement to sell certain assets at the Highwoods Preserve office campus in Tampa, Florida and 26.0 acres of land in suburban Baltimore, Maryland and related impairment losses that will be recognized in the second quarter of 2004.

SFAS 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated future undiscounted cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. At March 31, 2004 and 2003, because there were no properties held for use with a carrying value exceeding the sum of their estimated undiscounted future cash flows, no impairment loss related to held for use properties was recognized during the three months ended March 31, 2004 and 2003.

8. STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standard No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS 148”), the Company has included $0.05 million of amortization related to the vesting of stock options granted subsequent to January 1, 2003 and 0.15 million related to the modifications made to those options that are included in the CEO’s retirement package (see note 11) for further discussion in general and administrative expenses in its Consolidated Statement of Operations. In addition, the Company has included the total value of option grants since that date, which through March 31, 2004 aggregate $1.2 million, in stockholders’ equity in its Consolidated Balance Sheet. See below for the amounts that would have been deducted from net income if the Company had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended March 31,
	2004		2003
	($ in thousands, except per share amounts)
Net (loss)/income attributable to common stockholders – as reported	$(1,829)		$3,459
Add: Stock option expense included in reported net income	181	(1)	5
Deduct: Total stock option expense determined under fair value recognition method for all awards	(331	)(1)	(158)

Pro forma net (loss)/income attributable to common stockholders	$(1,979)		$3,306

Basic net (loss)/income per common share - as reported	$(0.03)		$0.06
Basic net (loss)/income per common share - pro forma	$(0.04)		$0.06
Diluted net (loss)/income per common share - as reported	$(0.03)		$0.06
Diluted net (loss)/income per common share - pro forma	$(0.04)		$0.06

(1)	Certain options related to the retirement package of the Company’s CEO granted prior to January 1, 2003 have been excluded from the calculation. These options were remeasured and expensed during the three months ended March 31, 2004 in accordance with APB 25. See Note 9 for further discussion.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES

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

Contracts

The Company has entered into contracts related to tenant improvements and the development of certain properties totaling $25.2 million as of March 31, 2004. The amounts remaining to be paid under these contracts as of March 31, 2004 totaled $17.1 million.

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

Joint Ventures

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Company or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. The Company’s partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to the Company in exchange for cash at anytime during the one-year period commencing on September 11, 2014. As a result, the Company has deferred a gain of $1.9 million until the expiration of the put option. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

The Company has agreed to guarantee certain rent shortfalls and re-tenanting costs for certain properties contributed or sold to the joint ventures. As of March 31, 2004, the Company has $6.5 million accrued for obligations related to these agreements. The Company believes that its estimates related to these agreements are adequate. However, if its assumptions and estimates prove to be incorrect, future losses may occur.

Other Guarantees

The following is a discussion of the various guarantees existing at March 31, 2004 that fall under the initial recognition and measurement requirements of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The following discussion also includes those guarantees in existence prior to the January 1, 2003 effective date which only fall under the disclosure requirements of the Interpretation and as such, no liability was recorded.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES - Continued

In connection with guarantees in place prior to January 1, 2003 relating to the Des Moines joint ventures, the maximum potential amount of future payments the Company could be required to make under these guarantees is $25.3 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 0.96% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 90.0% and 64.0% leased, respectively. The remaining $7.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at March 31, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Company to recover some or all of its losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans. As a result, no liability has been recorded in the Company’s Consolidated Balance Sheet.

In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Consolidated Balance Sheet.

With respect to the Plaza Colonnade, LLC joint venture, the Company has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its Consolidated Balance Sheet at March 31, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, the Company’s exposure is reduced. The maximum potential amount of future payments by the Company under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable the Company to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Company and their partner could obtain and liquidate the building to recover the amounts paid should the Company be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners collectively provided $12.0 million in letters of credit in December 2002, $6.0 million by the Company and $6.0 million by its partner. The Company and its partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire in December 31, 2004. No recourse provisions exist that would enable the Company to recover from the other partner amounts drawn under the letter of credit.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCIES - Continued

Dispositions

In connection with the disposition of 225,220 square feet of property in 2002, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee any rent shortfalls and re-tenanting costs for a five year period of time from the date of sale. The Company’s contingent liability with respect to this guarantee as of March 31, 2004 is $15.5 million. Because of this guarantee, in accordance with Statement of Financial Accounting Standards No. 66 “Accounting for Sales of Real Estate” (“SFAS 66”), the Company deferred the gain of approximately $6.9 million, which will be recognized when the contingency period is concluded. The Company has not recorded any additional liability under this guarantee and believes that its estimate related to the agreement is accurate. However, if its assumptions and estimates prove to be incorrect, the deferred gain may not be recognized and additional losses may occur in the future.

In connection with the disposition of 298,000 square feet of property in 2003, fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee, over various contingency periods through April 2006, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain will be recognized as the guarantee contingency exposure is reduced. The Company’s contingent liability with respect to this guarantee as of March 31, 2004 is $4.4 million.

In connection with the disposition of 1.9 million square feet of industrial property at the end of 2003, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. Because of this guarantee, in accordance with SFAS 66, the Company deferred $2.4 million of the total $5.2 million gain. The deferred portion of the gain will be recognized as the guarantee contingency exposure is reduced. As of March 31, 2004, the Company has recognized $0.2 million of the deferred gain. As such, the remaining contingent liability balance with respect to this guarantee is $2.2 million as of March 31, 2004.

Litigation

The Company is party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

Retirement Package

As previously announced, the Company’s Chief Executive Officer plans to retire June 30, 2004. In connection with his retirement, the Company’s Board of Directors has approved a cash payment to him in an amount equal to (1) three times the base salary paid to him during the twelve-month period preceding his retirement plus (2) three times the target annual bonus available to him under the Company’s executive incentive bonus plan. These payments will be made to him no later than 30 days from the date of his retirement. Additionally, the Board of Directors has determined that all unvested stock options and shares of restricted stock awarded to the Chief Executive Officer during his employment will vest upon his retirement and the stock options will remain outstanding for their stated terms. He will also continue under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost to be recognized under GAAP is approximately $6.3 million, comprised of a $2.2 million cash payment, $2.3 million related to stock options, $1.7 million related to restricted shares and about $0.1 million for continued insurance coverage. Certain components of this retirement package are required to be recognized as of the Board’s approval date, which was in the first quarter, while other components are required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $4.6 million was expensed in the first quarter and the remaining $1.7 million will be expensed in the second quarter.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	SEGMENT INFORMATION

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

All operations are within the United States and no tenant comprises more than 10.0% of consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Rental Revenue (A):
Office segment	$90,402	$85,636
Industrial segment	8,407	8,214
Retail segment	9,473	9,730
Apartment segment	340	344

Total Rental Revenue	$108,622	$103,924

Net Operating Income (A):
Office segment	$56,501	$54,627
Industrial segment	6,450	6,340
Retail segment	6,377	6,876
Apartment segment	129	141

Total Net Operating Income	69,457	67,984

Reconciliation to income before gain/(loss) on disposition of land and depreciable assets, minority interest and discontinued operations:
Depreciation and amortization	(34,316)	(32,030)
Interest expense	(26,912)	(28,300)
General and administrative expenses (includes $4,638 retirement compensation expense in 2004)	(12,167)	(5,344)
Interest and other income	3,346	2,859
Equity in earnings of unconsolidated affiliates	1,402	1,761

Income before gain/(loss) on disposition of land and depreciable assets, minority interest and discontinued operations	$810	$6,930

	March 31,
	2004	2003
Total Assets:
Office segment	$2,786,611	$2,559,199
Industrial segment	270,611	352,808
Retail segment	267,749	295,141
Apartment segment	13,968	13,758
Corporate and other	169,584	182,126

Total Assets	$3,508,523	$3,403,032

(A) Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	SUBSEQUENT EVENTS

On April 8, 2004, the Company approved an agreement to sell a portion of the Highwoods Preserve Office Park, consisting of approximately 177,000 of the total 816,000 square feet of space and 3.3 acres of development land. Accordingly, those assets were classified as held for sale in accordance with SFAS 144. Under SFAS 144, the assets remain classified as held for use as of March 31, 2004. The remaining assets of this office park did not meet the criteria to be classified as held for sale and accordingly are also classified as held for use as of March 31, 2004. The Highwoods Preserve Office Park has not been occupied since WorldCom vacated the space as of December 31, 2002. The 177,000 square feet of space currently under contract to be sold to a third party by October 2004 has a net book value of $21.0 million. The development land, whose net book value is approximately $0.6 million, is contracted to be sold to the same third party, contingent upon the Company securing certain development rights for this land from the local municipality. The transactions are subject to customary closing conditions and no assurances can be provided that the dispositions will occur. The net proceeds to be received as a result of the sale of the building are approximately $18.0 million. Accordingly, an impairment loss of approximately $3.3 million was recorded in April 2004 when the property was reclassified to held for sale. The sale of the land is expected to result in a gain of approximately $0.8 million.

On May 6, 2004, the Company approved an agreement to sell approximately 26.0 acres of land in suburban Baltimore, Maryland. Accordingly, the asset was classified as held for sale in accordance with SFAS 144. Under SFAS 144, the asset remains classified as held for use as of March 31, 2004. The agreement for the land, whose net book value is $7.0 million, provides for proceeds of $5.8 million. Accordingly, an impairment loss of approximately $1.2 million was recorded in May 2004 when the property was reclassified to held for sale. The transaction is subject to customary closing conditions and no assurances can be provided that the disposition will occur.

WorldCom Settlement

The Company submitted bankruptcy claims against WorldCom/MCI aggregating approximately $21.2 million related to rejected leases and other matters. WorldCom/MCI emerged from bankruptcy on April 20, 2004; however, the Company’s claims have not yet been accepted. Based on the status of the claims and the bankruptcy orders, the Company expects to receive some amount of its claims in cash and stock of WorldCom/MCI, but such amount is not currently estimatable and no recovery has been recorded as of March 31, 2004.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the cautionary statements we make in “Business – Risk Factors” set forth in our 2003 Annual Report.

Given these uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a fully integrated, self-administered REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of March 31, 2004, we own or have an interest in 529 in-service office, industrial and retail properties encompassing approximately 41.7 million square feet. We also own 1,255 acres of development land which is suitable to develop approximately 14.2 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

Property Information

The following table sets forth certain information with respect to our wholly owned in-service and development properties (excluding apartment units) as of March 31, 2004 and 2003:

	March 31, 2004		March 31, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	26,608,000	79.2%	25,387,000	80.9%
Industrial	8,092,000	86.5	10,243,000	86.8
Retail (2)	1,411,000	94.0	1,527,000	96.5

Total or Weighted Average	36,111,000	81.4%	37,157,000	83.2%

Development:
Completed—Not Stabilized
Office (1)	140,000	36.0%	100,000	42.0%
Industrial	—	—	60,000	50.0

Total or Weighted Average	140,000	36.0%	160,000	45.0%

In Process
Office (1)	112,000	100.0%	40,000	0.0%
Industrial	350,000	100.0	—	—

Total or Weighted Average	462,000	100.0%	40,000	0.0%

Total:
Office (1)	26,860,000		25,527,000
Industrial	8,442,000		10,303,000
Retail (2)	1,411,000		1,527,000

Total or Weighted Average	36,713,000		37,357,000

(1)	Substantially all of our Office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 418,000 square feet.

The following tables set forth scheduled lease expirations at our wholly owned in-service properties as of March 31, 2004, assuming no tenant exercises renewal options.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2004 (nine months) (3)	2,285,403	10.8%	$40,914	$17.90	11.0%
2005	3,163,455	15.0	59,617	18.85	16.1
2006	3,357,476	15.9	61,949	18.45	16.7
2007	2,012,419	9.5	34,461	17.12	9.3
2008	3,420,432	16.2	56,279	16.45	15.2
2009	2,132,241	10.1	33,655	15.78	9.1
2010	1,429,393	6.8	27,324	19.12	7.4
2011	1,193,605	5.7	22,563	18.90	6.1
2012	644,211	3.0	11,941	18.54	3.2
2013	528,071	2.5	8,398	15.90	2.3
Thereafter	956,877	4.5	13,322	13.92	3.6

	21,123,583	100.0%	$370,423	$17.54	100.0%

Industrial Properties:
Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
			($ in thousands)
2004 (nine months) (4)	1,397,215	20.0%	$6,597	$4.72	20.4%
2005	1,369,018	19.6	6,333	4.63	19.6
2006	926,832	13.2	4,681	5.05	14.5
2007	1,732,892	24.7	7,230	4.17	22.5
2008	384,012	5.5	1,913	4.98	5.9
2009	449,714	6.4	2,508	5.58	7.8
2010	104,570	1.5	500	4.78	1.5
2011	138,342	2.0	356	2.57	1.1
2012	44,447	0.6	261	5.87	0.8
2013	102,384	1.5	612	5.98	1.9
Thereafter	348,450	5.0	1,302	3.74	4.0

	6,997,876	100.0%	$32,293	$4.61	100.0%

(1)	2004 and beyond expirations that have been renewed are reflected above based on the renewal’s expiration date.
(2)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 207,000 square feet of leases that are on a month to month basis or 0.9% of total annualized revenue.
(4)	Includes 90,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (3)	60,800	4.6%	$1,100	$18.09	3.4%
2005	113,864	8.6	2,492	21.89	7.7
2006	89,916	6.8	2,109	23.46	6.5
2007	82,495	6.2	1,941	23.53	6.0
2008	139,062	10.5	3,660	26.32	11.4
2009	164,360	12.4	3,903	23.75	12.2
2010	64,968	4.9	1,911	29.41	5.9
2011	53,833	4.1	1,671	31.04	5.2
2012	112,661	8.5	2,848	25.28	8.8
2013	129,053	9.7	3,262	25.28	10.1
Thereafter	316,107	23.7	7,307	23.12	22.8

Total:	1,327,119	100.0%	$32,204	$24.27	100.0%

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (4)	3,743,418	12.7%	$48,611	$12.99	11.2%
2005	4,646,337	15.8	68,442	14.73	15.7
2006	4,374,224	14.9	68,739	15.71	15.9
2007	3,827,806	13.0	43,632	11.40	10.0
2008	3,943,506	13.4	61,852	15.68	14.2
2009	2,746,315	9.3	40,066	14.59	9.2
2010	1,598,931	5.4	29,735	18.60	6.8
2011	1,385,780	4.7	24,590	17.74	5.7
2012	801,319	2.7	15,050	18.78	3.5
2013	759,508	2.6	12,272	16.16	2.8
Thereafter	1,621,434	5.5	21,931	13.53	5.0

	29,448,578	100.0%	$434,920	$14.77	100.0%

(1)	2004 and beyond expirations that have been renewed are reflected above based on the renewal’s expiration date.
(2)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 26,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.
(4)	Includes 323,000 square feet of leases that are on a month to month basis or 1.1% of total annualized revenue.

Capital Recycling Program

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

The following summarizes our capital recycling program:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Office, Industrial and Retail Properties (rentable square feet in thousands)
Dispositions	(162)	(3,298)
Contributions to Joint Ventures	—	(291)
Developments Placed In-Service	—	191
Redevelopments	—	(221)
Acquisitions (including 1,319 from a joint venture in 2003 and 1,357 from two joint ventures in 2004)	1,358	1,429

Net Change of In-Service Properties	1,196	(2,190)

Customer Information

The following table sets forth information concerning the 20 largest customers of our wholly-owned properties as of March 31, 2004 ($ in thousands):

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
		($ in thousands)
Federal Government	739,523	$14,991	3.58%	6.1
AT&T	573,890	10,922	2.61	3.6
PricewaterhouseCoopers	297,795	6,965	1.66	6.1
State of Georgia	359,565	6,858	1.64	4.7
Sara Lee	1,195,383	4,636	1.11	3.4
IBM	215,460	4,568	1.09	2.0
WorldCom and Affiliates (2)	183,014	3,746	0.89	2.4
Northern Telecom	246,000	3,651	0.87	3.9
Volvo	267,717	3,450	0.82	5.3
Lockton Companies	132,718	3,303	0.79	10.9
US Airways	295,046	3,243	0.77	3.7
ITC Deltacom (3)	158,392	3,226	0.77	1.2
BB&T	239,248	3,187	0.76	7.0
T-Mobile USA	120,561	3,016	0.72	2.3
Bank of America	146,842	2,733	0.65	5.2
Ford Motor Company	125,989	2,685	0.64	5.9
Ikon	181,361	2,534	0.61	3.6
CHS Professional Services	149,021	2,519	0.60	2.6
Hartford Insurance	115,548	2,506	0.60	2.6
Carlton Fields	95,771	2,412	0.58	0.3

Total	5,838,844	$91,151	21.76%	4.5

(1)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)	This quarter reflects the addition of customers in the Orlando properties previously part of the MG-HIW, LLC joint venture.
(3)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of March 31, 2004, is under contract for sale. Although no assurances can be made, the sale is expected to close in 2004.

Results of Operations

During the three months ended March 31, 2004, approximately 83.2% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. During the three months ended March 31, 2004, the average rate per square foot on a GAAP basis on new leases was only 0.9% lower than the average rate per square foot on the expired leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average suburban office lease term, excluding renewal periods is 4.5 years. During the remainder of 2004, leases on approximately 3.7 million square feet of space will expire that have not been renewed as of March 31, 2004. This square footage represents approximately 12.7% of our annualized revenue. As of April 30, 2004, we have renewed or signed new leases aggregating 4.5 million square feet of space with start dates in 2004. In order to maintain occupancy at its current level, we estimate that we must lease an additional 2.9 million square feet with lease start dates in 2004. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties—Lease Expirations.”

Our expenses primarily consist of depreciation and amortization, general and administrative expenses, rental property expenses and interest expense. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis. General and administrative expenses, net of amounts capitalized and excluding retirement compensation, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long term incentive compensation, and have ranged from 5.7% to 6.2% of our total expenses over the past few years. Rental property expenses are expenses associated with our ownership and operating of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower as our average occupancy declines, while the fixed expenses remain constant regardless of average occupancy. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount capitalized on development projects.

Under GAAP, certain expenses related to the development, construction and leasing of properties, such as construction costs, interest costs, real estate taxes, salaries and other costs relating to such activities, are capitalized rather than expensed as incurred. As a result, during times of increased development, construction and successful leasing activity, certain of our general and administrative expenses may actually be lower because some fixed overhead costs are properly capitalized, and then amortized over the lives of various projects rather than expensed during the period incurred.

We also record income from our investments in unconsolidated affiliates, which are our joint ventures. These joint ventures are not consolidated on our balance sheet. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the joint venture’s net income or loss as part of “other income.” During the first quarter of 2004, income earned from our joint ventures, net of minority interest, accounted for approximately 21.4% of our total net income.

Additionally, SFAS 144 requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During the three months ended March 31, 2004, income, including gains and losses from the sale of properties, from discontinued operations, net of minority interest, accounted for approximately 64.3% of our total net income.

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find space for the customer. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital than reletting to a new customer. However, market conditions such as supply of available space on the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income to our stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures, debt securities, guarantee obligations and stockholder dividends. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of March 31, 2004, we had approximately $1.0 billion of secured debt outstanding and $0.8 billion of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our revolving loan. As of April 18, 2004, we have $117.9 million of additional borrowing availability under our revolving loan. As of the date of this filing, our short-term cash needs include the funding of $29.2 million in development activity and $54.8 million in principal payments due on our long term debt in the next year.

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

RESULTS OF OPERATIONS

As described in Note 7 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations if the properties were either sold during 2003 and 2004 or were held for sale at March 31, 2004 and met certain conditions as stipulated by SFAS 144. Accordingly, properties sold during 2003 and 2004 that did not meet certain conditions as stipulated by SFAS 144 were not reclassified to discontinued operations.

The following table sets forth information regarding our results of operations for the three months ended March 31, 2004 and 2003 ($ in millions):

	Three Months Ended March 31,		$ Change	% of Change
	2004	2003
Rental revenue	$108.6	$103.9	$4.7	4.5%
Operating expenses:
Rental property	39.2	36.0	3.2	8.9
Depreciation and amortization	34.3	32.0	2.3	7.2
General and administrative	12.2	5.3	6.9	130.2

Total operating expenses	85.7	73.3	12.4	16.9

Interest expense:
Contractual	26.0	27.7	(1.7)	(6.1)
Amortization of deferred financing costs	0.9	0.6	0.3	50.0

	26.9	28.3	(1.4)	(4.9)

Other income:
Interest and other income	3.4	2.8	0.6	21.4
Equity in earnings of unconsolidated affiliates	1.4	1.8	(0.4)	(22.2)

	4.8	4.6	0.2	4.3

Income before gain/(loss) on disposition of land and depreciable assets, minority interest and discontinued operations	0.8	6.9	(6.1)	(88.4)
Gain on disposition of land	1.1	0.9	0.2	22.2
(Loss)/gain on disposition of depreciable assets	—	—	—	—

	1.1	0.9	0.2	22.2
Income before minority interest and discontinued operations	1.9	7.8	(5.9)	(75.6)
Minority interest	(0.2)	(0.9)	0.7	77.8

Income from continuing operations	1.7	6.9	(5.2)	(75.4)
Discontinued operations:
Income from discontinued operations, net of minority interest	0.7	4.5	(3.8)	(84.4)
Gain/(loss) on sale of discontinued operations, net of minority interest	3.5	(0.2)	3.7	1,850.0

	4.2	4.3	(0.1)	(2.3)

Net income	5.9	11.2	(5.3)	(47.3)
Dividends on preferred stock	(7.7)	(7.7)	—	—

Net income available for common stockholders	$(1.8)	$3.5	$(5.3)	(151.4)%

Rental Revenue

The increase in rental revenue from continuing operations was primarily a result of the acquisition of certain MG-HIW, LLC assets in July 2003 and early March 2004 which have increased rental revenues by $7.0 million. Partly offsetting this increase was a decrease in average occupancy rates from 81.6% for the three months ended March 31, 2003 to 81.3% for the three months ended March 31, 2004. The decrease in average occupancy rates was primarily a result of lease expirations and early lease terminations. In addition, due to the decrease in some property average occupancy, recovery income from certain operating expenses has decreased in the three months ended March 31, 2004 from the three months ended March 31, 2003.

Same property rental revenue generated from the 32.9 million square feet of our 439 wholly-owned in-service properties that were owned throughout the period from January 1, 2003 to March 31, 2004, decreased $1.0 million, or 3.6%, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease is primarily a result of lower same property average occupancy, which decreased from 82.5% in the first quarter of 2003 to 81.7% in the first quarter of 2004. In addition, due to the decrease in some property average occupancy, recovery income from certain operating expenses has decreased in the three months ended March 31, 2004 from the three months ended March 31, 2003.

During the three months ended March 31, 2004, 251 second generation leases representing 1.9 million square feet of office, industrial and retail space were executed. The average rate per square foot on a GAAP basis over the lease term for these leases was only 0.9% lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. However, we expect a lag between positive employment growth and positive absorption of office space due to the significant amount of vacancies, under-utilized space and space available for sublease in our markets.

We anticipate that occupancy in our in-service portfolio will remain consistent or decrease slightly in the second quarter of 2004 and increase slightly in the third and fourth quarters of 2004. This outlook is based on the level of leasing activity we have experienced over the past 12 months, which we expect to continue through the remainder of 2004, our expected renewal rates and other factors. During the last nine months of 2004, leases on approximately 3.7 million square feet of space will expire that have not been renewed as of March 31, 2004. This square footage represents approximately 12.7% of our annualized revenue. As of April 30, 2004, we have renewed or signed new leases aggregating 4.5 million square feet of space with start dates in 2004. In order to maintain occupancy at its current level, we estimate that we must lease an additional 2.9 million square feet with lease start dates in 2004. Because of an oversupply of office space in many of our southeastern markets, we continue to expect straight-line rents under new leases to be lower than the straight-line rents under the expiring leases. As noted above, during the three months ended March 31, 2004, the average rate per square foot on a GAAP basis on new leases was only 0.9% lower than the average rate per square foot on the expired leases.

Operating Expenses

The increase in rental operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) was a result of an increase in certain fixed operating expenses that do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes, and $2.5 million from an increase in operating expenses which resulted from the acquisition of certain MG-HIW assets in July 2003 and early March 2004.

Rental operating expenses as a percentage of rental revenue increased from 34.6% for the three months ended March 31, 2003 to 36.1% for the three months ended March 31, 2004.

Same property rental operating expenses, which are the expenses related to the 439 wholly-owned in-service properties that were owned throughout the period from January 1, 2003 to March 31, 2004, increased $1.3 million, or 3.6%, for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. The increase was a result of inflationary increases in certain costs, including real estate taxes and utilities, and because many property operating costs are fixed and do not vary as occupancy changes.

Same property rental operating expenses as a percentage of related revenue increased from 33.6% for the three months ended March 31, 2003 to 35.1% for the three months ended March 31, 2004. The increase in this percentage largely occurred because many operating costs are fixed and do not decline with average occupancy and because a number of fixed costs have experienced higher increases, these include property taxes and utilities.

We expect property operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The increase in depreciation and amortization from continuing operations is primarily related to the acquisition of certain MG-HIW assets in July 2003 and March 2004, and an increase in building, leasing commissions and tenant improvement expenditures and the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration.

General and administrative expenses from continuing operations, net of amounts capitalized, were $6.8 million higher in the three months ended March 31, 2004 compared to the same period of 2003. Of the total increase, $4.6 million relates to the cost of a retirement package for our Chief Executive Officer, as described in Note 9 to the Unaudited Interim Consolidated Financial Statements. The remaining $2.3 million increase was caused by (1) increased costs of personnel and consultants in connection with implementing Sarbanes-Oxley, (2) higher long term incentive compensation costs, (3) a credit to G&A expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs.

In the remainder of 2004, general and administrative expenses are expected to increase due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act. In addition, in the second quarter of 2004, general and administrative expenses will include $1.7 million, which represents the second quarter recognition of the retirement package to be paid to our CEO. See Note 9 to the Consolidated Financial Statements for further discussion.

Interest Expense

Interest expense, net of amounts capitalized, decreased by $1.4 million for the three months ended March 31, 2004 compared to the same period of 2003. The decrease was primarily due to lower average interest rates on outstanding debt mostly due to a debt refinancing completed in December 2003. This decrease was partially offset by (1) higher average debt balances in 2004 compared to 2003 (due mostly to the consolidation, beginning early March 2004 of debt assumed when we acquired the remaining interest in the Miller Global joint venture and the related borrowing of $62.5 million under our line of credit to purchase the 80.0% joint venture interest, as described in Note 3 to the Unaudited Interim Consolidated Financial Statements) and (2) by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs. Interest expense for the three months ended March 31, 2004 and 2003 included $0.9 million and $0.6 million, respectively, of amortization of deferred financing costs. The increase was primarily a result of financing costs incurred in connection with the refinancing of the Mandatory Par Put Remarketed Securities (“MOPPRS”).

Interest expense is expected to decline in the remainder of 2004 primarily due to the December 2003 refinancing of certain long term debt, offset by any increases in average debt balances resulting from acquisitions or other activities.

Interest and Other Income

The increase in interest and other income is primarily related to the interest received during the three months ended March 31, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003, and higher interest rates earned on cash reserves. Third party leasing and development fee income decreased slightly in the three months ended March 31, 2004 due to lower demand for real estate slightly offset by an increase in management fee income due to the Company retaining the management of some of our properties that were sold to third parties or contributed to joint ventures during 2003 and the first quarter of 2004.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of the acquisition of certain assets of the MG-HIW, LLC joint venture in July 2003 and early March 2004 and lower occupancy in the first quarter of 2004 for certain joint ventures.

We expect equity in earnings from continuing operations of unconsolidated affiliates to decrease in the remainder of 2004, primarily as a result of the acquisition of the assets of the MG-HIW, LLC joint venture in July 2003 and March 2004.

Gain on Disposition of Land and Depreciable Assets.

In the first quarter of 2004, the majority of the gain was comprised of a $1.1 million gain related to the disposition of 40.5 acres of land. In the first quarter of 2003, the majority of the gain was comprised of a $0.06 million gain related to the disposition of 6.7 acres of land.

Discontinued Operations

In accordance with SFAS 144, we classified net income of $0.7 million and $4.5 million, net of minority interest, as discontinued operations for the three months ended March 31, 2004 and 2003, respectively. These amounts pertained to 3.7 million square feet of property, 4 apartment units and 122.8 acres of revenue-producing land sold during 2003 and 2004 and 0.3 million square feet of property and 88 apartment units held for sale at March 31, 2004. We also classified as discontinued operations a gain on the sale of these properties of $3.5 million and a $0.2 million loss, net of minority interest, in the three months ended March 31, 2004 and 2003, respectively. Included in the loss in the three months ended March 31, 2003 was $0.3 million of impairment charges.

Preferred Stock Dividends

We recorded $7.7 million in preferred stock dividends in each of the three months ended March 31, 2004 and 2003.

Net Income

We recorded net income in the first quarter of 2004 of $5.9 million, which was a 47.3% decrease from net income of $11.2 million in the first quarter of 2003. The decrease was primarily due to the recorded cost of the retirement package for our Chief Executive Officer, an increase in rental property operating expenses and an increase in depreciation and amortization. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to flat to slightly rising average occupancy, pressure on rental rates, the remaining expense to be recorded in the second quarter associated with the retirement package of our Chief Executive Officer, an impairment loss to be recorded in the second quarter related to a building at the Highwoods Preserve Office Park and 26.0 acres of land in suburban Baltimore, Maryland, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs, offset by lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows from the first three months of 2003 to the first three months of 2004 ($ in thousands):

	Three Months Ended March 31,		Change
	2004	2003
Cash Provided By Operating Activities	$38,194	$38,806	$(612)
Cash Used In Investing Activities	(78,841)	(20,188)	(58,653)
Cash Provided By/(Used In) Financing Activities	39,084	(10,431)	49,515

Total Cash Flows	$(1,563)	$8,187	$(9,750)

In calculating cash flow from operating activities, GAAP requires us to add depreciation and amortization, which are non-cash expenses, back to net income. As a result, we have historically generated a significant positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

The decrease of $0.6 million in cash provided by operating activities was primarily a result of lower net income due to a decrease in average occupancy rates for our wholly-owned portfolio, an increase in general and administrative expenses and out capital recycling program. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The increase of $58.7 million in cash used in investing activities was primarily a result of an increase in additions to real estate assets of approximately $67.2 million, which was mostly due to the acquisition of the remaining MG-HIW, LLC assets, and a $10.0 million contribution to the Highwoods KC Glenridge Office, LP joint venture. These increases were partially offset by an increase in proceeds from dispositions of real estate assets of approximately $19.4 million.

Cash provided by financing activities was $39.1 million for the three months ended March 31, 2004 and cash used in financing activities was $10.4 million for the three months ended March 31, 2003. The increase of $49.5 million was primarily a result of an increase in $38.5 in net borrowings on the unsecured revolving loan, mortgages and notes payable and a decrease of $9.9 million in distributions paid on common stock and units.

As disclosed in the Consolidated Statement of Cash Flows, there were significant non-cash investing and financing activities in both quarters; the activities in 2004 primarily related to the consolidation of the MG-HIW Orlando joint venture.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At March 31, 2004, we had

279,398 square feet of office properties, 88 apartment units and 81.5 acres of land classified as held for sale pursuant to SFAS 144 with a carrying value of $38.5 million. The sale of these assets are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the remainder of 2004. However, we can provide no assurance that these assets will be sold.

During the remainder of 2004, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in the remainder of 2004 could be positive or negative, depending on the level and timing of property dispositions, property acquisitions and capitalized leasing and improvement costs. Any positive cash flows from investing activities in the remainder of 2004 are expected to be used to pay stockholder and unitholder distributions, required debt amortization, and recurring capital expenditures.

Capitalization

The following table sets forth our capitalization as of March 31, 2004 and December 31, 2003 (in thousands, except per share amounts):

	March 31, 2004	December 31, 2003
Mortgages and notes payable, at recorded book value	$1,767,239	$1,558,758
Preferred stock, at redemption value	$377,445	$377,445

Common shares and units outstanding	59,777	59,677

Per share stock price at period end	$26.21	$25.40
Market value of common equity	1,566,755	1,515,795

Total market capitalization with debt	$3,711,439	$3,451,998

Based on our total market capitalization of approximately $3.7 billion at March 31, 2004 (at the March 31, 2004 per share stock price of $26.21 and assuming the redemption for shares of Common Stock of the 6.1 million Common Units of minority interest in the Operating Partnership), our debt represented approximately 47.6% of our total market capitalization, which is an increase of 2.4% over 2003, which was 45.2%. The increase is a result of the increases in our debt from December 31, 2003 to March 31, 2004, primarily as a result of the assumption of debt related to the acquisition of the 80.0% equity interest in the remaining MG-HIW, LLC assets on March 2, 2004. See Note 3 to the Consolidated Financial Statements for further discussion of the acquisition.

Our total indebtedness at the three months ended March 31, 2004 was approximately $1.8 billion and was comprised of $1.0 billion of secured indebtedness with a weighted average interest rate of 6.3% and $0.8 billion of unsecured indebtedness with a weighted average interest rate of 5.8%. As of March 31, 2004, our outstanding mortgage and loans payable and the secured revolving loan were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources—Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at March 31, 2004 (in thousands):

	Payments Due By Period
	Total	Through Remainder of 2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Put Option Notes	$100,000	$—	$—	$—	$—	$—	$100,000
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage Loans Payable (2)	751,894	9,716	81,447	19,362	79,385	13,965	548,019

Total Fixed Rate Debt	1,311,894	9,716	81,447	129,362	79,385	113,965	898,019

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	130,500	—	—	130,500	—	—	—
Secured:
Mortgage Loans Payable (2)	204,845	164	279	201,175	3,227	—	—

Total Variable Rate Debt	455,345	164	120,279	331,675	3,227	—	—

Total Long Term Debt	1,767,239	9,880	201,726	461,037	82,612	113,965	898,019
Operating Lease Obligations:
Land Leases	48,075	945	1,273	1,213	1,194	1,194	42,256
Purchase Obligations:
Completion Contracts (3)	17,100	17,100	—	—	—	—	—
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonade Debt Repayment Guarantee (4)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (4)	376	—	—	376	—	—	—
SF-HIW Harborview Lease Guarantee	91	—	—	—	91	—	—
Capital One Lease Guarantee (5)	6,917	—	—	6,917	—	—	—
Capital One Lease Guarantee (5)	4,421	1,566	1,428	1,427	—	—	—
Industrial Portfolio Lease Guarantee (5)	2,243	1,183	517	517	26	—	—
Highwoods DLF 98/29, LP Lease Guarantee	6,425	461	615	615	615	615	3,504
CEO’s Retirement Package (3)	2,313	2,260	21	21	11	—	—

Total	$1,857,668	$33,395	$205,580	$474,591	$84,549	$115,774	$943,779

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.
(2)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion at March 31, 2004.
(3)	See Note 9 to the Consolidated Financial Statements for further discussion.
(4)	See “Liquidity and Capital Resources – Off Balance Sheet Arrangements.”
(5)	These liabilities represent gains that were deferred in accordance with SFAS 66 when sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. For further discussion, see Note 9 to the Consolidated Financial Statements.

On March 29, 2004, we amended our existing revolving loan and two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants. The amendment did not change any economic terms of the loan, although we paid fees to the lenders which were capitalized and will be amortized over the remaining term of the loan. The amended $250.0 million revolving loan (the “Revolving Loan”) is from a group of nine lender banks and matures in July 2006. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at a rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded our credit rating from Baa3 to Ba1. We cannot provide any assurances Moody’s or the other credit rating agencies will not further change our credit ratings. If Standard & Poor’s or Fitch Inc. were to lower our credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under our revolving loan would automatically increase 60 basis points.

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

The following table sets forth more detailed information about our ratio and covenant compliance under the revolving loan assuming the new Revolving Loan had been in effect at March 31, 2004. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our revolving loan, including definitions of certain relevant terms, see the credit agreement governing our revolving loan which is attached as Exhibit 10.14.

March 31, 2004
Total Liabilities Less Than or Equal to 57.5% of Total Assets	52.63%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	3.9
Secured Debt Less Than or Equal to 35% of Total Assets	28.7%
Adjusted EBDITA Greater Than 2.10 times Interest Expense	2.18
Adjusted EBDITA Greater Than 1.50 times Fixed Charges	1.59
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.62
Tangible Net Worth Greater Than $1.577 Billion	$1.6 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	84.2%

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of March 31, 2004. Certain of these definitions may differ from similar terms used in the consolidated financial statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes which is incorporated by reference in our Quarterly Report on Form 10-Q as Exhibit 10.14.

March 31, 2004
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	43.6%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	23.7%
Income Available for debt service Greater Than 1.50 times Annual Service Charge	2.7
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	307.5%

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

Current and Future Cash Needs

Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder dividends, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvements and lease commissions related to any releasing of space at the Highwoods Preserve campus vacated by WorldCom.

In addition to the requirements discussed above, our short-term (within the next 12 months) liquidity requirements also include the funding of approximately $29.2 million of our existing development activity (as of the date of this filing) and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and the following:

•	borrowings under our unsecured revolving loan (up to $117.9 million of availability as of April 18, 2004);

•	the selective disposition of non-core assets or other assets, including land held for development or sale;

•	the sale or contribution of some of our wholly-owned properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions; and

•	the issuance of secured debt (at April 18, 2004, we had $2.2 billion of unencumbered real estate assets at cost).

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

Stockholder Dividends

To maintain our qualification as a REIT, we must distribute to stockholders at least 90.0% of our REIT taxable income. REIT taxable income, the calculation of which is determined by the federal tax laws, does not necessarily equal net income under GAAP. We generally expect to use our cash flow from operating activities for dividends to stockholders and for payment of recurring capital expenditures. Future dividends will be made at the discretion of our Board of Directors. The following factors will affect our cash flows and, accordingly, influence the decisions of our Board of Directors regarding dividends:

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

Share and Unit Repurchase Program

As of March 31, 2004, we had repurchased 12.4 million shares of Common Stock and Common Units at a weighted average purchase price of $24.00 per share and a total purchase price of $297.1 million under our repurchase program. In determining whether or not to repurchase additional capital stock, we will consider, among other factors, the effect of repurchases on our liquidity and the price of our Common Stock.

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

At March 31, 2004, our joint ventures had $629.7 million of total assets and $411.3 million of total liabilities. During the first quarter of 2004, these joint ventures earned $4.3 million of total net income. We have a 38.8% weighted average equity interest in these joint ventures. For additional discussion of our joint venture activity, see Note 2 in the Consolidated Financial Statements.

As required by GAAP, we have accounted for our joint venture activity using the equity method of accounting, as we do not control these joint ventures and, as of March 31, 2004, the joint ventures were not deemed variable interest entities. As a result, the assets and liabilities of our joint ventures are not included on our balance sheet and the results of operations of the joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. In other words, we generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

As of March 31, 2004, our joint ventures had $393.2 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at March 31, 2004 ($ in thousands):

	Percent Owned	Total		Remainder of 2004	2005	2006	2007	2008	Thereafter
Board of Trade Investment Company	49.00%	$704		$139	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	37,763		732	1,041	4,419	13,332	5,764	12,475
Dallas County Partners II (1)	50.00%	22,166		943	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,653		835	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	66,312		278	403	431	4,241	381	60,578
4600 Madison Associates, LP	12.50%	16,548		538	762	815	873	935	12,625
Highwoods DLF 98/29, LP	22.81%	66,989		783	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	58,854		541	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	39,901		459	643	682	722	766	36,629
Concourse Center Associates, LLC	50.00%	9,652		133	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	21,631		—	—	—	21,631	—	—
SF-HIW Harborview, LP	20.00%	22,800		—	—	—	91	378	22,331
Highwoods KC Glenridge Land, LP	40.00%	250		—	—	250	—	—	—

Total		$393,223	(2)	$5,381	$7,660	$11,795	$46,424	$19,044	$302,919

(1)	Des Moines joint ventures.
(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint venture guarantees, the maximum potential amount of future payments we could be required to make under the guarantees is $25.3 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 0.96% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased. Currently, these buildings are 90.0% and 64.0% leased, respectively. The remaining $7.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at March 31, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

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

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our consolidated balance sheet at March 31, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library for 99 years, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, our exposure is reduced. The maximum potential amount of future payments by us under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should we be required to perform under the guarantee.

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

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either us or our joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. Our partner in SF-HIW Harborview, LP has the right to put its 80.0% equity interest in the partnership to us in cash at anytime during the one-year period commencing on September 11, 2014. As a result, we have deferred a gain of $1.9 million until the expiration of the put option. The value of the equity interest will be determined based upon the then fair market value of SF-HIW Harborview, LP assets and liabilities.

On March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in the remaining assets of MG-HIW, LLC, which are located in the central business district of Orlando. In January 2004, we signed a Letter of Intent with Kapital-Consult, manager for Dreilander-Fonds, a European investment firm, under which Kapital-Consult will acquire a 60.0% equity interest in these properties for approximately $45.5 million, excluding certain development rights to be retained by us. The joint venture intends to refinance the existing debt on the properties with a $143.0 million 10-year fixed rate loan. In order to lock the interest rate on the new debt, a $2.9 million deposit was required, of which we paid approximately $1.2 million. Although the joint venture transaction is subject to documentation and other closing conditions, it is expected to close no later than the end of the second quarter of 2004.

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

The following table sets forth information regarding our interest rate hedge contracts as of March 31, 2004 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$(62)

					$(62)

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the first quarter of 2004, only a nominal amount was received from counter parties under interest rate hedge contracts.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at March 31, 2004.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting estimates made by management in the three months ended March 31, 2004. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2003 Annual Report on Form 10-K.

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTIONS

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (NAREIT), is as follows:

•	Net income (loss)—computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains or plus losses from sales of depreciable operating properties, (excluding impairment losses—see Note 2 following the table) and items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Less dividends to preferred shareholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization, gain/(loss) on sale and minority interest related to discontinued operations.

CAD is defined as FFO reduced by non-revenue enhancing capital expenditures for building improvements and tenant improvements and lease commissions related to second generation space. In addition, CAD includes both recurring and non-recurring operating results. As a result, non-recurring items that are not defined as “extraordinary” under GAAP are reflected in the calculation of CAD.

FFO, FFO per share and cash available for distribution for the three months ended March 31, 2004 and 2003 are summarized in the following table ($     in thousands, except per share amounts):

	Three Months Ended March 31,
	2004		2003
	Amount	Per Share Diluted	Amount	Per Share Diluted
Funds from operations:
Net income	$5,884		$11,172
Dividends to preferred shareholders	(7,713)		(7,713)

Net (loss)/income attributable to common shareholders	(1,829)	$(0.03)	3,459	$0.06
Add/(Deduct):
Depreciation and amortization of real estate assets (1)	33,542	0.62	31,210	0.58
(Loss)/gain on disposition of depreciable real estate assets (2)	55	—	(20)	—
Minority interest in the Operating Partnership in income from operations	231	—	938	0.02
Unconsolidated affiliates:
Depreciation and amortization of real estate assets (1)	2,278	0.04	2,415	0.05
Discontinued operations (3):
Depreciation and amortization of real estate assets (1)	29	—	1,264	0.02
Gain on sale, net of minority interest in the Operating Partnership (2)	(3,555)	(0.06)	(118)	—
Minority interest in the Operating Partnership in income from discontinued operations	77	—	575	0.01

Funds from operations before amounts allocable to minority interest in the Operating Partnership	30,828	0.57	39,723	0.74
Minority interest in the Operating Partnership in funds from operations	(3,188)	(0.06)	(4,532)	(0.08)

Funds from operations applicable to common shareholders	$27,640 (3)	$0.51 (3)	$35,191	$0.66

Cash available for distribution:
Funds from operations before amounts allocable to minority interest in the Operating Partnership	$30,828		$39,723
Add/(Deduct):
Rental income from straight-line rents	(2,586)		(1,685)
Amortization of intangible lease assets	252		—
Depreciation of non-real estate assets (1)	774		820
Impairment charges	—		288
Amortization of deferred financing costs	855		626
Retirement compensation expense—non-cash portion (4)	2,325		—
Non-incremental revenue generating capital expenditures:
Building improvements paid	(1,768)		(2,791)
Second generation tenant improvements paid	(7,209)		(4,488)
Second generation lease commissions paid	(5,040)		(3,368)

	(14,017)		(10,647)

Cash available for distribution	$18,431		$29,125

Dividend payout data:
Dividends paid per common share/common unit—diluted$0.425	$0.425		$0.585

Funds from operations	83.3%		88.6%

Cash available for distribution	138.9%		121.2%

Weighted average shares outstanding—diluted (5)	54,066		53,475

Weighted average shares/units outstanding—diluted (6)	60,238		60,360

Net cash provided by/(used in):
Operating activities	$38,194		$38,806

Investing activities	$(78,841)		$(20,188)

Financing activities	$39,084		$(10,431)

Net (decrease)/increase in cash and cash equivalents	$(1,563)		$8,187

(1)	In connection with the SEC’s adoption of Regulation G, which governs the presentation of non-GAAP financial measures in documents filed with the SEC, we revised our definition of FFO for 2003 relating to the add-back of non-real estate depreciation and amortization. Our revised definition is in accordance with the definition provided by NAREIT. The change reduced FFO before amounts allocable to minority interest as previously reported by $0.8 million or $0.01 per share for the first quarter of 2003.

(2)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented. The following is a reconciliation of gain/(loss) on disposition of depreciable real estate assets included in the FFO calculation and gain/(loss) on disposition of depreciable assets included in our Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Continuing Operations:
(Loss)/gain on disposition of depreciable real estate assets per FFO calculation	$(55)	$20
Impairment losses	—	—

(Loss)/gain on disposition and impairment of depreciable assets, net per Consolidated Statements of Operations	$(55)	$20

Discontinued Operations:
Gain on disposition of depreciable real estate assets per FFO calculation	$3,555	$118
Impairment losses	—	(288)
Gain/(loss) on disposition and impairment of depreciable assets, net per Consolidated Statements of Operations	$3,555	$(170)

As a result of the changes to the FFO calculation as outlined in footnotes (1) and (2), FFO has been reduced by the following in dollars and per share amounts:

	March 31,
	2004	2003
FFO in dollars before amounts allocable to minority interest from the Operating Partnership	$—	$1,108

FFO per common share	$—	$0.02

(3)	For further discussion related to discontinued operations, see Note 7 to the Consolidated Financial Statements.
(4)	As previously announced, Mr. Ron Gibson, Chief Executive Officer and one of our founders, is retiring from the Company effective June 30, 2004. In connection with Mr. Gibson’s retirement and as previously disclosed by us, our Board of Directors approved a compensation package for Mr. Gibson effective upon his retirement. As part of the package, Mr. Gibson will receive a lump-sum retirement payment of $2.2 million, his unvested previously granted stock options and restricted stock awards will fully vest on June 30, 2004 and he will continue under our insurance programs for several years. His options will also be modified to remain outstanding for their stated terms. Under GAAP, these arrangements with Mr. Gibson result in a total charge of $6.3 million, or $0.11 per share, $4.6 million of which was recorded in the first quarter with the balance of $1.7 million to be recorded in the second quarter of 2004.
(5)	Options and warrants on 524,000 shares of Common Stock were not included in the calculation of net loss per share on the Consolidated Statements of Operations, as their effects were anti-dilutive. However, they are included in the calculation of funds from operations applicable to Common Shares per share diluted as they were not anti-dilutive.
(6)	Assumes redemption of Common Units for shares of Common Stock. Minority interest Common Unit holders and the stockholders of the Company share equally on a per Common Unit and per share basis; therefore, the per share information is unaffected by conversion.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources” and the notes to the consolidated financial statements for a description of our accounting policies and other information related to these financial instruments.

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

As of March 31, 2004, we had approximately $435.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $4.4 million.

For a discussion of our interest rate hedge contracts in effect at March 31, 2004 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2004 would increase by approximately $0.1 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2004 would decrease by approximately $0.3 million.

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

The CEO and CFO evaluations of our disclosure controls and procedures included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Our disclosure controls and procedures are also evaluated on an ongoing basis by the following:

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

Based on the most recent evaluation, which was completed as of March 31, 2004, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our disclosure controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with GAAP.

Since the date of this most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II—OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2004, the Company issued 2,308 shares of Common Stock to a holder of Common Units in the Operating Partnership upon the redemption of such Common Units in a private offering pursuant to Section 4(2) of the Securities Act. The holder of the Common Units was an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

10.14	Amended and Restated Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties Inc., the Subsidiaries named therein and the Lenders named therein, dated as of March 29, 2004

12.1	Ratio of Earnings to Fixed Charges Calculation

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b) Reports on Form 8-K

On April 2, 2004, the Company filed a current report on Form 8-K, reporting under Item 5 the Company’s press release announcing certain information regarding the pending retirement of the Company’s Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS PROPERTIES, INC.

By:	/s/ RONALD P. GIBSON

Ronald P. Gibson Chief Executive Officer

By:	/s/ TERRY L. STEVENS

Terry L. Stevens Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

Date: May 10, 2004