Form 10-K/A
period 2003-12-31
HIGHWOODS PROPERTIES INC
filed 2004-11-15
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

AMENDMENT NO. 1

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

The aggregate market value of the shares of common stock, par value $0.01 per share, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2004 was approximately $1,262,333,990. As of October 22, 2004, there were 53,713,181 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Stockholders held May 18, 2004, are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of the Form 10-K.

EXPLANATORY NOTE

The Company is filing this amended Annual Report on Form 10-K for the year ended December 31, 2003 to restate its previously reported financial results for fiscal years 2001 through 2003. These restatements are primarily due to adjustments relating to the accounting for a limited number of the Company’s prior real estate sales transactions with continuing involvement occurring between 1999 and 2003, reclassifications related to discontinued operations, accounting for minority interest, accounting for a debt retirement transaction and other items. For more details, see Note 18 to the Consolidated Financial Statements contained herein.

Management of the Company is ultimately responsible for preparing and presenting the Company’s financial statements in accordance with GAAP. As part of these processes, we consulted with Ernst & Young LLP in their capacity as our independent auditors regarding the application of GAAP. In particular, we consulted with Ernst & Young LLP regarding certain of the real estate sales transactions with continuing involvement, accounting for the MOPPRS debt extinguishment in 2003, accounting for minority interest in the Operating Partnership, and accounting for the compensation costs to be recognized in 2004 in connection with the retirement if the Company’s former CEO.

Real Estate Sales Transactions. As part of its previously disclosed capital recycling program, the Company has completed a significant number of real estate sales transactions during the last five years. Certain transactions involved sales where the Company retained a partial ownership interest or had continuing involvement with the properties. The forms of continuing involvement included guarantees of a return on investment, guarantees of rental income from specific tenants, seller financing, or, in one instance, a 97.0% fair-market-value put option granted to the buyer.

In the Company’s historical financial statements, these transactions were accounted for as sales, and a portion or all of the resultant gains from these transactions were deferred because of the continuing involvement. The nature of all material continuing involvement was disclosed in the Company’s quarterly and annual regulatory and financial filings with the Securities and Exchange Commission and the Company’s annual reports.

Adjustments have been made with respect to the accounting treatment for certain of those transactions where the Company had some form of continuing involvement to comply with the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For three of the transactions, the largest of which is the sale in late 2000 of properties into the previously disclosed MG-HIW, LLC joint venture, the Company has adjusted its Consolidated Financial Statements to account for these three transactions as financing and/or profit-sharing arrangements rather than as sales. Accordingly, the assets, related liabilities and operations are now included in the Company’s Consolidated Financial Statements. In the other instances, the transactions have continued to be reported as sales, but the timing and amount of gain recognition changed due to the Company’s continuing involvement. This is also in accordance with SFAS No. 66.

Discontinued Operations. Certain properties were sold to joint ventures where the Company retained a minority interest. In addition, in other sales transactions the Company was retained by the buyer to perform management and leasing services. Since January 1, 2002, the Company applied discontinued operations presentation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for the operations of those sold properties for the periods prior to the date of sale. Due to the partial interest retained through joint ventures and the continuing management fee income earned from such sold properties, the properties do not require discontinued operations presentation under SFAS No. 144. Accordingly, the Company has adjusted its Consolidated Statements of Income for 2001 through 2003 to classify such items as continuing operations; these reclassifications do not impact net income.

Minority Interest. In its Consolidated Financial Statements, the Company previously computed minority interest in the net income of its majority owned subsidiary, Highwoods Realty Limited Partnership (the “Operating Partnership”), for each reporting period by applying the weighted average ownership percentage of the minority common unitholders times the Operating Partnership’s net income available to common unitholders (continuing operations and discontinued operations) for the period before deducting distributions to preferred unitholders. In the restated Consolidated Financial Statements, minority interest has been adjusted by applying the weighted average ownership percentage of the minority common unitholders times the Operating Partnership’s net income (continuing operations and discontinued operations) for the period after deducting distributions to preferred unitholders.

Accounting for MOPPRS Debt Retirement. This transaction, which occurred in early February 2003, is described in detail in Note 5. The Company had previously accounted for the transaction as an exchange of indebtedness under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and recorded $14.7 million in deferred financing costs, representing the excess of amounts paid to retire the MOPPRS and the related remarketing option over the MOPPRS’ net carrying value and related deferred credits. The Company has now determined that this transaction should have been accounted for as a debt extinguishment under EITF 96-19. Accordingly, the $14.7 million has been charged to loss on debt extinguishment in the first quarter of 2003 rather than as deferred financing costs as previously recorded. In addition, the amortization expense related to the previous net deferred financing costs, which aggregated approximately $250,000 in the first quarter of 2003 and approximately $370,000 per quarter thereafter, have been reversed in the restated Consolidated Financial Statements.

Other Matters. In addition to the above, the Company has identified several other matters that have been adjusted, as described in Note 18 to the Consolidated Financial Statements.

Impact on Financial Statements. The impact of these restatements on the Company’s Consolidated Balance Sheets as of December 31, 2003 and 2002 and Statements of Income for the three years in the period ended December 31, 2003 is shown in tables in Note 18 to the Consolidated Financial Statements.

HIGHWOODS PROPERTIES, INC.

PART I

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Company’s preferred stock as “Preferred Stock,” (5) the Operating Partnership’s common partnership interests as “Common Units,” (6) the Operating Partnership’s preferred partnership interests as “Preferred Units” and (7) in-service properties (excluding apartment units) to which the Company has title and 100.0% ownership rights as the “Wholly Owned Properties.”

ITEM 1. BUSINESS

General

The Company is a self-administered and self-managed equity REIT that began operations through a predecessor in 1978. Since the Company’s initial public offering in 1994, we have evolved into one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2003, we:

•	wholly owned 465 in-service office, industrial and retail properties, encompassing approximately 34.9 million rentable square feet, and 213 apartment units;

•	owned an interest (50.0% or less) in 65 in-service office and industrial properties, encompassing approximately 6.8 million rentable square feet and 418 apartment units. Six of the in-service properties are consolidated at December 31, 2003 as a result of our continuing involvement with these properties in accordance with SFAS No. 66. See Note 1 to the Consolidated Financial Statements for further description of the Company’s accounting policy for investments in joint ventures;

•	wholly owned 1,305 acres of undeveloped land that is suitable to develop approximately 14.3 million rentable square feet of office, industrial and retail space; and

•	were developing an additional seven properties, which will encompass approximately 959,000 rentable square feet (including three properties encompassing 357,000 rentable square feet that we are developing with a 50.0% joint venture partner).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2003, the Company owned 100.0% of the Preferred Units and 89.5% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock or, at the Company’s option, one share of Common Stock. The Company’s weighted average ownership of Common Units during the year ended December 31, 2003 was 88.9%. The Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings that occurred in 1997 and 1998.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604 and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

The business of the Company is the acquisition, development and operation of rental real estate properties. The Company operates office, industrial and retail properties and apartment units. There are no material inter-segment transactions. See Note 17 to the Consolidated Financial Statements for a summary of the rental income, net operating income and assets for each reportable segment.

In addition to this amended Annual Report, we file quarterly and special reports, proxy statements and other information with the SEC. All documents that we file with the SEC are made available as soon as reasonably practicable free of charge on our corporate website, which is http://www.highwoods.com. The information on this website is not and should not be considered part of this amended Annual Report on Form 10-K and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You may also read and copy any document that we file at the public reference facilities of the SEC at 450 Fifth Street,

N.W., Washington, D.C. 25049. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the New York Stock Exchange, you can read our SEC filings at the offices of the New York Stock Exchange at 20 Broad Street, New York, New York 10005.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of December 31, 2003:

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue (1)	Average Remaining Lease Term in Years
		(in thousands)
Federal Government	639,883	$13,971	3.34%	6.6
AT&T	612,092	11,493	2.74	3.6
PricewaterhouseCoopers	297,795	6,957	1.66	6.3
State of Georgia	359,565	6,858	1.64	5.4
Sara Lee	1,198,534	4,697	1.12	3.6
IBM	194,934	4,097	0.98	1.9
Northern Telecom	246,000	3,651	0.87	4.2
Volvo	267,717	3,431	0.82	5.5
Lockton Companies	132,718	3,294	0.79	11.2
US Airways (2)	295,046	3,217	0.77	4.0
BB&T	241,075	3,186	0.76	7.2
ITC Deltacom (3)	147,379	2,947	0.70	1.4
Hartford Insurance	129,641	2,861	0.68	2.2
T-Mobile USA	120,561	2,801	0.67	2.5
WorldCom and Affiliates	144,623	2,787	0.67	2.5
Bank of America	146,842	2,705	0.65	5.3
Ikon	181,361	2,531	0.60	3.9
Carlton Fields	95,771	2,435	0.58	0.5
Ford Motor Company	125,989	2,426	0.58	6.1
CHS Professional Services	145,781	2,380	0.57	3.3

Total	5,723,307	$88,725	21.19%	4.7

(1)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	In August 2002, US Airways filed voluntary petitions for reorganization under Chapter 11 of the US Bankruptcy Code. US Airways emerged from Chapter 11 bankruptcy protection in March 2003. On September 12, 2004, US Airways again filed voluntary petitions for reorganization under Chapter 11. No action has been taken to date with respect to the Company’s leases with US Airways.

(3)	ITC Deltacom (formerly Business Telecom) leases space in a property that, as of December 31, 2003, is under contract for sale. Although no assurances can be made, the sale is expected to close in late 2004 or early 2005.

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

The following summarizes the change in our Wholly Owned Properties during the three years ended December 31, 2003:

	2003	2002	2001
Office, Industrial and Retail Properties:
(rentable square feet in thousands)
Dispositions (includes 225 in 2002 related to the Eastshore transaction)	(3,298)	(2,270)	(268)
Contributions to Joint Ventures (includes 205 to SF-HIW Harborview, LLP in 2002)	(291)	(205)	(118)
Developments Placed In-Service	191	2,214	1,351
Redevelopment	(221)	(52)	—
Acquisitions (including 1,319 and 205 from MG-HIW, LLC in 2003 and 2002)	1,429	205	72

Net Change of In-Service Wholly Owned Properties	(2,190)	(108)	1,037

Apartment Properties:
(in units)
Dispositions	—	—	(1,672)

Flexible Capital Structure. We are committed to maintaining a flexible capital structure that: (1) allows growth through development and acquisition opportunities; (2) promotes future earnings growth; and (3) provides access to the private and public equity and debt markets on favorable terms. Accordingly, we expect to meet our long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our unsecured and secured revolving credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by both the Company and the Operating Partnership;

•	the selective disposition of non-core properties or other properties; and

•	private equity capital raised from unrelated joint venture partners that may involve the sale or contribution of our Wholly Owned Properties, development projects and development land to joint ventures formed with unrelated investors.

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

Employees

As of December 31, 2003, the Company employed 554 persons.

Risk Factors

An investment in our equity and debt securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this amended Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Our Performance is Subject to Risks Associated with Real Estate Investment. We are a real estate company that derives most of our income from the ownership and operation of our properties. There are a number of factors that may adversely affect the income that our properties generate, including the following:

•	Economic Downturns. Downturns in the national economy, particularly in the Southeast, generally will negatively impact the demand for our properties.

•	Oversupply of Space. An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates.

•	Competitive Properties. If our properties are not as attractive to tenants (in terms of rents, services or location) as other properties that are competitive with ours, we could lose tenants to those properties or suffer lower rental rates.

•	Renovation Costs. In order to maintain the quality of our properties and successfully compete against other properties, we periodically have to spend money to maintain, repair and renovate our properties.

•	Customer Risk. Our performance depends on our ability to collect rent from our customers. While no customer in our wholly owned portfolio accounted for more than 3.4% of the annualized rental revenue of these respective properties at December 31, 2003, our financial position may be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business.

•	Reletting Costs. As leases expire, we try to either relet the space to an existing customer or attract a new customer to occupy the space. In either case, we likely will incur significant costs in the process, including potentially substantial tenant improvement expense. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the income earned from that space.

•	Regulatory Costs. There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of office buildings. Compliance with existing and newly adopted regulations may require us to spend a significant amount of money on our properties.

•	Fixed Nature of Costs. Most of the costs associated with owning and operating our properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property.

•	Environmental Problems. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow funds using a property as collateral.

•	Competition. A number of other major real estate investors with significant capital compete with us. These competitors include publicly-traded REITs, private REITs, private real estate investors and private institutional investment funds.

Future acquisitions and development properties may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. Although we anticipate financing future acquisitions and renovations through a combination of advances under our revolving loan (see Note 5 to the Consolidated Financial Statements) and other forms of secured or unsecured financing, no assurance can be given that we will have the financial resources to make suitable acquisitions or renovations.

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

If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties will not be available or will be available only on disadvantageous terms. Development activities are also subject to risks relating to our inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

Because holders of our Common Units, including some of our officers and directors, may suffer adverse tax consequences upon the sale of some of our properties, it is possible that the Company may sometimes make decisions that are not in your best interest. Holders of Common Units may suffer adverse tax consequences upon the Company’s sale of certain properties. Therefore, holders of Common Units, including certain of our officers and directors, may have different objectives than our stockholders regarding the appropriate pricing and timing of a property’s sale. Although we are the sole general partner of the Operating Partnership and have the exclusive authority to sell all of our individual Wholly Owned Properties, officers and directors who hold Common Units may influence us not to sell certain properties even if such sale might be financially advantageous to stockholders or influence us to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in the best interests of the Company.

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

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Insurance companies currently, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms and toxic mold. Thus we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to pay dividends to our stockholders. Our existing insurance policies were renewed in June 2004 and expire on June 30, 2005. We anticipate renewing or replacing these policies at that time.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the inability to refinance existing indebtedness. Approximately $214.8 million of principal payments on our existing long-term debt is due in 2004 and 2005 which excludes $100.0 million related to the Put Option Notes, which were extinguished in June, 2004. If we fail to comply with the financial ratios and other covenants, including our Revolving Loan, we would likely not be able to borrow any further amounts under the Revolving Loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to pay dividends to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions.

We may be subject to taxation as a regular corporation if we fail to maintain our REIT status. Our failure to qualify as a REIT would have serious adverse consequences to our stockholders. Many of the requirements for taxation as a REIT, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95.0% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90.0% of our REIT taxable income, excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would, therefore, have less cash available for investments or to pay dividends to stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to pay dividends to stockholders.

Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in our charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our Common Stock or purchases of large blocks of our Common Stock, thus limiting the opportunities for our stockholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit. Our charter prohibits direct or constructive ownership by any person of more than 9.8% of our outstanding capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our Board of Directors will be void.

•	Preferred stock. Our charter authorizes our Board of Directors to issue Preferred Stock in one or more classes and to establish the preferences and rights of any class of Preferred Stock issued. These actions can be taken without soliciting stockholder approval. The issuance of Preferred Stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interest.

•	Staggered board. Our Board of Directors is divided into three classes. As a result each director generally serves for a three-year term. This staggering of our Board may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

•	Maryland unsolicited takeover statute. Under Maryland law, our Board of Directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•	Anti-Takeover protections of Operating Partnership agreement. Upon a change in control of the Company, the limited partnership agreement of the Operating Partnership contains provisions that require certain acquirors to maintain an UPREIT structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquiror would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquiror. These provisions may make a change of control transaction involving the Company more complicated and therefore might limit the possibility of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

•	Dilutive effect of Stockholder rights plan. We currently have in effect a stockholder rights plan pursuant to which our existing stockholders would have the ability to acquire additional Common Stock at a significant discount in the event a person or group attempts to acquire us on terms of which our Board of Directors does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders. The rights plan should not interfere with any merger or other business combination the Board of Directors approves since we may generally terminate the plan at any time at nominal cost.

SEC communications. As part of the implementation of the Sarbanes-Oxley Act of 2002 and other related SEC rulemaking, the SEC’s Division of Corporation Finance has undertaken to routinely review the annual reports of public companies every two to three years. We recently received such a letter from the SEC’s Division of Corporation Finance providing comments on our 2003 Annual Report on Form 10-K. One of the comments from the SEC’s Division of Corporation Finance regarding the accounting treatment of sales transactions with continuing involvement under SFAS No. 66 led us to review substantially all of our sales transactions during the past five years. As a result, we subsequently determined that it was appropriate to restate our historical financial statements by making certain adjustments thereto as more fully described under “Explanatory Note” and in the restated Consolidated Financial Statements included under Item 15 herein. During subsequent communications with the SEC’s Division of Corporation Finance, we shared with the Staff our conclusions regarding the appropriate methodology for these transactions and shared with them language designed to enhance our accounting policy disclosures, which we have made in this amended Form 10-K and which we intend to include in future filings.

On August 4, 2004, we announced that we intended to delay the release of our second quarter financial results because we expected to restate our previously reported financial results. Prior to this announcement, the SEC’s Division of Corporation Finance notified us that we had satisfactorily responded to its comments.

Subsequent to our August 4, 2004 announcement, we received a non-public, informal inquiry letter from the SEC’s Division of Enforcement asking us for our voluntary assistance in providing them with documentation regarding our review of real estate transactions undertaken as a result of the initial letter from the SEC’s Division of Corporation Finance and all documents relating to communications with our independent auditor in connection therewith. Even though we are cooperating fully, we cannot assure you that the SEC’s Division of Enforcement will not take any action that would adversely affect us.

ITEM 2. PROPERTIES

General

As of December 31, 2003, we owned 100.0% interests in 465 in-service office, industrial and retail properties, encompassing approximately 34.9 million rentable square feet, and 213 apartment units. The following table sets forth information about our Wholly Owned Properties at December 31, 2003:

Market	Rentable Square Feet		Occupancy		Percentage of Annualized Rental Revenue (1)
					Office (2)	Industrial	Retail	Total
Research Triangle (3)	4,706,000		80.8%		15.7%	0.2%	—	15.9%
Atlanta	6,919,000		78.4		11.5	3.3	—	14.8
Tampa	4,441,000		63.4	(4)	13.0	—	—	13.0
Kansas City	2,433,000	(5)	92.7		4.1	—	8.6%	12.7
Nashville	2,869,000		91.5		11.2	—	—	11.2
Piedmont Triad (6)	6,688,000		90.0		6.4	4.0	—	10.4
Richmond	1,852,000		91.5		7.1	—	—	7.1
Charlotte	1,655,000		79.6		4.4	0.3	—	4.7
Memphis	1,216,000		81.0		4.6	—	—	4.6
Greenville	1,318,000		80.2		3.7	0.1	—	3.8
Columbia	426,000		57.9		0.8	—	—	0.8
Orlando	299,000		44.9		0.6	—	—	0.6
Other	100,000		64.1		0.4	—	—	0.4

Total	34,922,000		81.5	%(7)	83.5%	7.9%	8.6%	100.0%

(1)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	Substantially all of our office properties are located in suburban areas.

(3)	Includes properties located in the Raleigh/Durham metropolitan area.

(4)	Tampa’s occupancy would be 77.8% if the 816,000 square foot Highwoods Preserve campus where Intermedia (WorldCom) rejected its lease was excluded.

(5)	Excludes basement space of 418,000 square feet.

(6)	Includes properties located in the Greensboro/Winston-Salem metropolitan area.

(7)	Total occupancy would have been 83.4% if the 816,000 square foot Highwoods Preserve campus where Intermedia (WorldCom) rejected its lease was excluded.

The following table sets forth information about our Wholly Owned Properties and our development properties as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office	25,303,000	79.2%	25,342,000	82.3	%(1)
Industrial	8,092,000	85.7	10,242,000	86.2
Retail (2)	1,527,000	96.3	1,528,000	97.0

Total or Weighted Average	34,922,000	81.5%	37,112,000	84.0	%(1)

Development:
Completed—Not Stabilized (3)
Office	140,000	36.0%	231,000	61.3%
Industrial	—	—	60,000	50.0

Total or Weighted Average	140,000	36.0%	291,000	59.0%

In Process
Office	112,000	100.0%	40,000	0.0%
Industrial	350,000	100.0	—	—

Total or Weighted Average	462,000	100.0%	40,000	0.0%

Total:
Office	25,555,000		25,613,000
Industrial	8,442,000		10,302,000
Retail (2)	1,527,000		1,528,000

Total or Weighted Average	35,524,000		37,443,000

(1)	The occupancy percentages have been reduced as a result of the rejection of the 816,000 square foot Intermedia (WorldCom) lease on December 31, 2002. The impact of the rejection on office occupancy and total occupancy in 2002 was 3.2% and 2.2%, respectively.

(2)	Excludes basement space of 418,000 square feet.

(3)	Not stabilized is defined as less than 95.0% occupied or a year from completion.

Development Land

We estimate that we can develop approximately 14.3 million square feet of office, industrial and retail space on our development land that was wholly-owned as of December 31, 2003. All of this development land is zoned and available for office, industrial or retail development, substantially all of which has utility infrastructure already in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office, industrial or retail space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risks that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also dispose of certain parcels of development land that do not meet our development criteria and we may develop properties other than office, industrial and retail on certain parcels with unrelated joint venture partners.

Other Properties

As of December 31, 2003, we owned an interest (50.0% or less) in 65 in-service office and industrial properties, of which six are consolidated as a result of our continuing involvement with the properties. The properties encompass approximately 6.8 million rentable square feet and 418 apartment units. The following table sets forth information about these properties at December 31, 2003:

	Rentable Square Feet		Occupancy		Percentage of Annualized Rental Revenue – Our Share Only (1)
Market					Office	Industrial	Retail	Multi- Family	Total
Des Moines	2,245,000	(2)	95.3	%(3)	33.5%	4.2%	1.2%	4.3%	43.2%
Orlando	1,764,000		85.6		17.9	—	—	—	17.9
Atlanta	650,000		86.7		11.8	—	—	—	11.8
Research Triangle	455,000		98.7		4.2	—	—	—	4.2
Kansas City	427,000		87.6		4.2	—	—	—	4.2
Piedmont Triad	364,000		100.0		4.7	—	—	—	4.7
Tampa	205,000		92.1		2.5	—	—	—	2.5
Charlotte	148,000		100.0		1.0	—	—	—	1.0
Richmond	412,000		99.0		9.9	—	—	—	9.9
Other	110,000		100.0		0.6	—	—	—	0.6

Total	6,780,000		92.2%		90.3%	4.2%	1.2%	4.3%	100.0%

(1)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	Excludes Des Moines’ apartment units.

(3)	Excludes Des Moines’ apartment occupancy percentage of 90.0%.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our Wholly Owned Properties (excluding apartment units) as of December 31, 2003. The table includes the effects of any early renewals exercised by tenants as of December 31, 2003.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (3)	2,803,876	14.0%	$51,010	$18.19	14.6%
2005	3,538,106	17.6	63,790	18.03	18.1
2006	3,095,699	15.4	56,911	18.38	16.3
2007	1,779,659	8.9	29,637	16.65	8.5
2008	3,117,531	15.5	48,556	15.58	13.9
2009	1,802,308	9.0	28,596	15.87	8.2
2010	1,243,677	6.2	24,500	19.70	7.0
2011	1,092,047	5.4	20,816	19.06	5.9
2012	522,042	2.6	10,738	20.57	3.1
2013	548,879	2.7	9,266	16.88	2.6
Thereafter	543,880	2.7	6,191	11.38	1.8

	20,087,704	100.0%	$350,011	$17.42	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (4)	1,652,551	23.8%	$7,970	$4.82	24.2%
2005	1,289,760	18.6	5,926	4.59	18.0
2006	887,007	12.8	4,447	5.01	13.5
2007	1,677,694	24.2	7,283	4.34	22.2
2008	384,012	5.5	1,862	4.85	5.7
2009	380,349	5.5	2,408	6.33	7.3
2010	104,570	1.5	432	4.13	1.3
2011	66,342	1.0	356	5.37	1.1
2012	44,447	0.6	261	5.87	0.8
2013	102,384	1.5	612	5.98	1.9
Thereafter	348,394	5.0	1,301	3.73	4.0

	6,937,510	100.0%	$32,858	$4.74	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before December 31, 2003.

(2)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(3)	Includes 96,000 square feet of leases that are on a month-to-month basis or 0.4% of total annualized rental revenue.

(4)	Includes 165,000 square feet of leases that are on a month-to-month basis or 0.2% of total annualized rental revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (3)	201,846	13.7%	$2,697	$13.36	7.5%
2005	152,280	10.4	2,929	19.23	8.2
2006	91,821	6.3	2,239	24.38	6.2
2007	92,813	6.3	2,390	25.75	6.7
2008	144,700	9.9	4,585	31.69	12.8
2009	169,809	11.6	4,881	28.74	13.6
2010	85,386	5.8	2,343	27.44	6.5
2011	57,783	3.9	1,869	32.35	5.2
2012	97,132	6.6	2,233	22.99	6.2
2013	132,377	9.0	3,355	25.34	9.3
Thereafter	242,083	16.5	6,372	26.32	17.8

	1,468,030	100.0%	$35,893	$24.45	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (4)	4,658,273	16.3%	$61,677	$13.24	14.7%
2005	4,980,146	17.4	72,645	14.59	17.3
2006	4,074,527	14.3	63,597	15.61	15.2
2007	3,550,166	12.5	39,310	11.07	9.4
2008	3,646,243	12.8	55,003	15.08	13.1
2009	2,352,466	8.3	35,885	15.25	8.6
2010	1,433,633	5.0	27,275	19.03	6.5
2011	1,216,172	4.3	23,041	18.95	5.5
2012	663,621	2.3	13,232	19.94	3.2
2013	783,640	2.8	13,233	16.89	3.2
Thereafter	1,134,357	4.0	13,864	12.22	3.3

	28,493,244	100.0%	$418,762	$14.70	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before December 31, 2003.

(2)	Annualized Rental Revenue is December 2003 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(3)	Includes 34,000 square feet of leases that are on a month-to-month basis or 0.1% of total annualized rental revenue.

(4)	Includes 295,000 square feet of leases that are on a month-to-month basis or 0.7% of total annualized rental revenue.

ITEM 3. LEGAL PROCEEDINGS

We are a party to a variety of legal proceedings arising in the ordinary course of our business. We believe that we are adequately covered by insurance and indemnification agreements. Accordingly, none of these proceedings are expected to have a material adverse effect on our business, financial condition and results of operations.

We accrued $2.7 million in 2002 for litigation expenses related to various legal proceedings from previously completed mergers and acquisitions. These claims were fully settled by early 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Edward J. Fritsch	45	Director, President and Chief Executive Officer.
		Mr. Fritsch joined us in 1982. He was a partner of our predecessor. Mr. Fritsch served as our chief operating officer from January 1998 until December 2003 when he became president and chief operating officer. He became chief executive officer in July 2004.

Michael E. Harris	54	Executive Vice President and Chief Operating Officer.
		Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and responsible for our operations in Tennessee, Missouri, Kansas and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a member of the Advisory Board of Directors at SouthTrust Bank of Memphis, and Allen & Hoshall, Inc.

Gene H. Anderson	59	Director and Senior Vice President.
		Mr. Anderson manages the operations of our Georgia properties and the Piedmont Triad division of North Carolina. Mr. Anderson was the founder and president of Anderson Properties, Inc. prior to its merger with the Company in 1997.

Michael F. Beale	51	Senior Vice President.
		Mr. Beale is responsible for our operations in Florida. Prior to joining us in 2000, Mr. Beale was vice president of Koger Equity, Inc.

Robert Cutlip	54	Senior Vice President and Regional Manager.
		Prior to joining us in September 2003, Mr. Cutlip was vice president of real estate for Progress Energy, a public company, where he was responsible for the development and facilities management in North Carolina, South Carolina, and Florida. Before joining Progress Energy, Mr. Cutlip was executive vice president for the Carolinas and Tennessee Region of Duke-Weeks Realty, a Real Estate Investment Trust. Mr. Cutlip is chairman-elect of the National Association of Industrial and Office Properties, an industry association for commercial real estate with over 11,000 members nationwide.

Carman J. Liuzzo	43	Vice President of Investments and Strategic Analysis.
		Mr. Liuzzo served as our vice president, chief financial officer and treasurer from 1994 until November 2003. Prior to joining us, Mr. Liuzzo was vice president and chief accounting officer for Boddie-Noell Enterprises, Inc. and Boddie-Noell Restaurant Properties, Inc.

Mack D. Pridgen III	55	Vice President, General Counsel and Secretary.
		Prior to joining us in 1997, Mr. Pridgen was a partner with Smith Helms Mullis & Moore, L.L.P. and prior to that a partner with Arthur Andersen & Co. Mr. Pridgen is an attorney and a certified public accountant.

W. Brian Reames	41	Senior Vice President and Regional Manager.
		Mr. Reames became senior vice president and regional manager in August 2004 and has responsibility for our operations in Nashville, Memphis, Charlotte, Greenville and Columbia. Prior to that, Mr. Reames was vice president responsible for the Nashville division, a position held since 1996. Mr. Reames was a partner and owner at Eakin & Smith, Inc., a Nashville based office real estate development, leasing and management firm from 1989 until the merger with Highwoods Properties in April 1996.

Terry L. Stevens	56	Vice President, Chief Financial Officer and Treasurer.
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

On October 22, 2004, the last reported stock price of the Common Stock on the NYSE was $25.11 per share and the Company had 1,417 stockholders of record.

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

During 2003, the Company’s Common Stock dividends totaled $1.86 per share, $1.18 of which represented return of capital for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was approximately $0.07 per share in 2003 and $0.90 per share in 2002.

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

The Company has an Employee Stock Purchase Plan for all active employees. At the end of each three-month offering period, each participant’s account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. Participants may contribute up to 25.0% of their pay. During 2003, employees purchased 50,812 shares of Common Stock under the Employee Stock Purchase Plan.

The section under the heading entitled “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference, except as noted in Item 11.

During the three months ended December 31, 2003, the Company issued 257,508 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of such Common Units in private offerings pursuant to Section 4(2) of the Securities Act. Each of the holders of the redeemed Common Units was an accredited investor under Rule 501 of the Securities Act. The Company has registered the resale of such shares under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 is derived from the Company’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2001, 2000 and 1999 and for the two years ended December 31, 2000 is derived from previously issued financial statements adjusted for revisions related to the restatements discussed below.

The Company has restated its results for the five-year period from 1999 through 2003. These restatements resulted from adjustments related to the accounting for a limited number of its prior real estate sales transactions occurring between 1999 and 2003, reclassifications for discontinued operations, accounting for minority interest, accounting for a debt retirement, and other items. Refer to Note 18 to the Consolidated Financial Statements for further discussion of the restatement adjustments. The information in the following table should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included herein:

	Year Ended December 31,
	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)
Rental and other revenues	$504,699	$521,725	$535,375	$526,143	$557,379
Operating expenses:
Rental property and other expenses	178,412	169,563	169,056	157,881	171,388
Depreciation and amortization	142,103	140,790	127,627	114,374	107,501
Impairment of assets held for use	—	9,919	—	—	—
General and administrative	25,269	26,192	23,386	24,068	23,464
Litigation expense	—	2,700	—	—	—
Cost of unsuccessful transactions	—	—	—	—	1,500

Total operating expenses	345,784	349,164	320,069	296,323	303,853
Interest expense:
Contractual	119,526	118,952	118,896	108,353	115,399
Amortization of deferred financing costs	4,405	3,469	4,038	3,196	3,505
Financing obligations	17,691	12,488	11,841	1,773	1,065

Total interest expense	141,622	134,909	134,775	113,322	119,969
Other income/expense:
Interest and other income	6,220	7,713	13,991	9,680	9,566
Loss on debt extinguishments	(14,653)	(378)	(714)	(4,711)	(7,341)
Gain on extinguishment of co-venture obligation	16,301	—	—	—	—

Total other income/expense	7,868	7,335	13,277	4,969	2,225

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	25,161	44,987	93,808	121,467	135,782
Gains on disposition of property, net	12,316	22,692	21,910	3,398	6,475
Co-venture expense	(4,588)	(7,730)	(6,859)	(158)	—
Minority interest in the Operating Partnership	(813)	(4,347)	(10,776)	(12,050)	(14,694)
Equity in earnings of unconsolidated affiliates	4,952	5,640	7,536	2,649	914

Income from continuing operations	37,028	61,242	105,619	115,306	128,477
Discontinued operations net of minority interest	10,916	20,635	11,761	11,728	8,268

Net income	47,944	81,877	117,380	127,034	136,745
Dividends on preferred stock	(30,852)	(30,852)	(31,500)	(32,580)	(32,580)
Excess of preferred stock carrying value over repurchase value	—	—	1,012	—	—

Net income available for common stockholders	$17,092	$51,025	$86,892	$94,454	$104,165

Net income per common share – basic:
Income from continuing operations	$0.12	$0.57	$1.39	$1.40	$1.56

Net income	$0.32	$0.96	$1.61	$1.60	$1.70

Net income per common share – diluted:
Income from continuing operations	$0.12	$0.57	$1.37	$1.39	$1.56

Net income	$0.32	$0.95	$1.59	$1.59	$1.69

Dividends declared per common share	$1.86	$2.34	$2.31	$2.25	$2.19

	Year Ended December 31,
	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)
Balance Sheet Data:
Net real estate assets	$3,224,214	$3,357,578	$3,564,017	$3,447,776	$3,637,018
Total assets	$3,543,023	$3,769,086	$3,972,340	$4,032,906	$4,036,917
Total mortgages and notes payable	$1,717,765	$1,793,760	$1,961,470	$1,825,586	$1,766,117
Financing obligations	$124,063	$121,012	$76,089	$73,620	$22,651
Co-venture obligation	$—	$43,511	$40,482	$36,046	$—
Cumulative redeemable preferred shares	377,445	377,445	377,445	397,500	397,500
Number of wholly owned in-service properties	465	493	498	493	563
Total rentable square feet	34,922,000	37,112,000	37,221,000	36,183,000	38,976,000

(1)	In October 2001, the FASB issued SFAS No. 144 which requires assets classified as held for sale or sold as a result of disposal activities initiated subsequent to January 1, 2002 and whereby the operations and cash flows have been or will be eliminated from the ongoing operations of the Company and we will not have any significant continuing involvement in the operations after the disposal transaction to be reported as discontinued operations. Thus, in all periods presented above, we have reclassified to discontinued operations the operations and/or gain/(loss) from disposal of those properties that qualify for such treatment under SFAS No. 144.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this amended Annual Report on Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this amended Annual Report on Form 10-K may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth elsewhere in this amended Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a fully integrated, self-administered REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of December 31, 2003, we own or have an interest in 530 in-service office, industrial and retail properties, encompassing approximately 41.7 million square feet. As of that date, we also owned 1,305 acres of development land, which is suitable to develop approximately 14.3 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

We have restated our Consolidated Financial Statements contained herein and related financial information for the five-year period from 1999 through 2003. These restatements resulted primarily from adjustments related to the accounting for a limited number of our prior real estate sales transactions with continuing involvement occurring between 1999 and 2003, reclassifications for discontinued operations, accounting for minority interest, accounting for a debt retirement, and other items. Refer to Note 18 to the Consolidated Financial Statements for a more complete description of these adjustments. The following information should be read in conjunction with our audited Consolidated Financial Statements and related notes included herein.

Management of the Company is ultimately responsible for preparing and presenting the Company’s financial statements in accordance with GAAP. As part of these processes, we consulted with Ernst & Young LLP in their capacity as our independent auditors regarding the application of GAAP. In particular, we consulted with Ernst & Young LLP regarding certain of the real estate sales transactions with continuing involvement, accounting for the MOPPRS debt extinguishment in 2003, accounting for minority interest in the Operating Partnership, and accounting for the compensation costs to be recognized in 2004 in connection with the retirement of the Company’s former CEO.

Results of Operations

During 2003, approximately 84.0% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. During 2003, the average straight-lined rate per square foot on new leases signed in our Wholly Owned Properties was 0.7% lower than the average straight-lined rate per square foot on the expiring leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average office lease term, excluding renewal periods is 4.5 years. At December 31, 2003, the occupancy rate for our Wholly Owned Properties was 81.5%, and during 2004 leases on approximately 4.7 million square feet of space will expire that have not been renewed as of December 31, 2003. This square footage represents approximately 15% of our annualized rental revenue. As of September 30, 2004, based on our leasing efforts since December 31, 2003 and on other activity such as early lease terminations, the occupancy rate for our Wholly Owned Properties improved to 83.2%. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Our expenses primarily consist of depreciation and amortization, general and administrative expenses, rental property expenses and interest expense. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation. Rental property expenses are expenses associated with our ownership and operation of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower as our average occupancy declines, while the fixed expenses remain constant regardless of average occupancy. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount capitalized on development projects.

We also record income from our investments in unconsolidated affiliates, which are our joint ventures except for two joint ventures which are included in our Consolidated Financial Statements as a result of our continuing involvement with the properties – see Note 3 to the Consolidated Financial Statements. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the unconsolidated joint ventures’ net income or loss. During 2003, income earned from these unconsolidated joint ventures aggregated $5.0 million, which represented approximately 10.3% of our total net income.

Additionally, SFAS No. 144 requires us to record net income received from properties sold or held for sale that qualify as discontinued operations under SFAS No. 144 separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these qualifying properties. During 2003, income, including gains and losses from the sale of properties, from discontinued operations accounted for approximately 22.8% of our total net income.

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital expenditures than reletting to new customers. However, market conditions such as supply of available space on the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income to our stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and stockholder dividends. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of December 31, 2003, we had approximately $982.8 million of secured debt outstanding and $735.0 million of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our Revolving Loan. As of October 22, 2004, we have approximately $47.3 million of additional borrowing availability under our Revolving Loan and our short-term cash needs (for the remainder of 2004) include, among other things, the funding of $9.4 million in development activity and $214.8 million in principal payments due on our long-term debt in the remainder of 2004 and 2005 which excludes $100.0 million related to Put Option Notes, which were extinguished in June, 2004.

Our Revolving Loan and the indenture governing our outstanding long-term unsecured debt securities each require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our stockholders, such as repurchasing capital stock, acquiring additional assets, increasing the total amount of our debt or increasing stockholder dividends. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. While we are currently in compliance with these covenants and ratios and expect to remain so for the foreseeable future, we cannot provide any assurance of continued compliance and any failure to remain in compliance could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense. See Note 5 to the Consolidated Financial Statements for disclosure regarding a waiver of and amendments to these covenants in 2004.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 15 to the Consolidated Financial Statements for additional information on certain debt guarantees.

We have historically also sold additional Common Stock or Preferred Stock, or issued Common Units to fund additional growth or to reduce our debt, but we have limited those efforts during the past five years because funds generated from our capital recycling program in recent years have provided sufficient funds. In addition, we used funds from our capital recycling to repurchase Common Stock in 2003, 2002 and 2001 and Preferred Stock in 2001.

Management’s Analysis

We believe that funds from operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of real estate (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. See “Funds from Operations.”

RESULTS OF OPERATIONS

On January 1, 2002, we adopted SFAS No. 144. As described in Note 12 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from the disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2003 and 2002 or were held for sale at December 31, 2003. Accordingly, the operations and gain/(loss) from the properties disposed of during 2001 and certain properties disposed of during 2002 were not reclassified to discontinued operations.

As more fully described in Note 18 to the Consolidated Financial Statements, three of our prior real estate sales transactions are accounted for as financing and/or profit-sharing arrangements. Although the rental revenues and operating expenses of these properties are recorded in our Consolidated Financial Statements, the net income excluding depreciation that is allocated to our partner or the third party buyer (to the extent of their ownership interest) is reclassified as interest expense for a financing arrangement or co-venture expense for a profit-sharing arrangement.

Comparison of 2003 to 2002

The following table sets forth information regarding our restated results of operations for the years ended December 31, 2003 and 2002 ($ in millions):

	Year Ended December 31,		2003 to 2002 $ Change	% of Change
	2003	2002
Rental and other revenues	$504.7	$521.7	$(17.0)	(3.3)%
Operating expenses:
Rental property and other expenses	178.4	169.5	8.9	5.3
Depreciation and amortization	142.1	140.8	1.3	0.9
Impairment of assets held for use	—	9.9	(9.9)	(100.0)
General and administrative	25.3	26.2	(0.9)	(3.4)
Litigation expense	—	2.7	(2.7)	(100.0)

Total operating expenses	345.8	349.1	(3.3)	(0.9)

Interest expense:
Contractual	119.5	119.0	0.5	0.4
Amortization of deferred financing costs	4.4	3.4	1.0	29.4
Financing obligations	17.7	12.5	5.2	41.6

	141.6	134.9	6.7	5.0
Other income/expense:
Interest and other income	6.2	7.7	(1.5)	(19.5)
Loss on debt extinguishments	(14.6)	(0.4)	(14.2)	3,550.0
Gain on extinguishment of co-venture obligation	16.3	—	16.3	100.0

	7.9	7.3	0.6	8.2

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	25.2	45.0	(19.8)	(44.0)
Gains on disposition of property, net	12.3	22.7	(10.4)	(45.8)
Co-venture expense	(4.6)	(7.7)	3.1	(40.3)
Minority interest in the Operating Partnership	(0.8)	(4.4)	3.6	(81.8)
Equity in earnings of unconsolidated affiliates	5.0	5.6	(0.6)	(10.7)

Income from continuing operations	37.1	61.2	(24.1)	(39.4)
Discontinued operations:
Income from discontinued operations, net of minority interest	2.4	9.1	(6.7)	(73.6)
Gain on sale of discontinued operations, net of minority interest	8.5	11.6	(3.1)	(26.7)

	10.9	20.7	(9.8)	(47.3)

Net income	48.0	81.9	(33.9)	(41.4)
Dividends on preferred stock	(30.9)	(30.9)	—	—

Net income available for common stockholders	$17.1	$51.0	$(33.9)	(66.5)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of (1) a decrease in average occupancy rates in our Wholly Owned Properties from 86.4% for the year ended December 31, 2002 to 82.7% for the year ended December 31, 2003, and (2) from the effect of properties sold in 2003 and 2002 that were not accounted for as discontinued operations. The decrease in average occupancy rates was primarily a result of the disposition of certain properties and the bankruptcies of WorldCom and US Airways, which decreased average occupancy rates by 2.8% and rental and other revenues from continuing operations by $15.4 million. Amounts partly offsetting these decreases were: (1) during 2002, approximately $3.1 million of straightline rental income was written off in connection with the bankruptcy of WorldCom; (2) 2.0 million square feet of development properties were placed in-service and, as a result, increased rental and other revenues from continuing operations by approximately $8.6 million; and (3) rental revenues in 2002 only included a partial year of rental revenues from the Harborview Plaza transaction which occurred in June 2002, increasing 2003 rental revenues by approximately $3.8 million. In addition, construction income increased from 2002 to 2003, as a result of the development of certain office condominiums in 2003. Recovery income from certain operating expenses have decreased in the year ended December 31, 2003 due to lower occupancy.

During the year ended December 31, 2003, 954 second generation leases representing 7.6 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for leases executed in the year ended December 31, 2003 was 0.7% lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in several of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Occupancy in our Wholly Owned Properties increased to 83.2% at September 30, 2004 from 81.5% at December 31, 2003. We expect occupancy to increase modestly during the remainder of 2004.

Operating Expenses

The increase in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from (1) general inflationary increases particularly compensation, utility costs, real estate taxes and insurance and (2) the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes. In addition, we had 2.0 million square feet of development properties placed in service during 2002 that resulted in an increase in rental and other operating expenses from continuing operations. Partly offsetting these increases was a decrease in rental and other operating expenses from continuing operations of properties sold in 2003 and 2002 that were not accounted for as discontinued operations.

Rental and other operating expenses as a percentage of rental and other revenue increased from 32.5% for the year ended December 31, 2002 to 35.4% for the year ended December 31, 2003. The increase was a result of the increases in rental and other operating expenses as described above and a decrease in rental and other revenues, primarily due to lower average occupancy, as described above.

Excluding the effects of property acquisitions or dispositions, we expect property and other operating expenses to increase slightly in 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy such as real estate taxes and utility rate changes.

The increase in depreciation and amortization from continuing operations in 2003 related to $14.0 million in depreciation from buildings, leasing commissions and tenant improvement expenditures for properties placed in-service during 2002 and $4.5 million from the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration. Partly offsetting these increases was a decrease in depreciation and amortization from continuing operations of properties sold in 2003 and 2002 that were not accounted for as discontinued operations.

Because there were no properties held for use with indicators of impairment and with carrying value exceeding the sum of their undiscounted future cash flows, no impairment loss related to properties held for use was recognized during the year ended December 31, 2003. For the year ended December 31, 2002, the impairment loss on properties held for use with a carrying value exceeding the sum of their undiscounted future cash flows was $0.8 million. We also recognized a $9.1 million impairment loss related to one office property, which had a carrying value in excess of the sum of the property’s undiscounted future cash flows, that has been demolished and may be redeveloped into a class A suburban office property in the future.

General and administrative expenses, net of amounts capitalized, decreased $0.9 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The decrease occurred because 2002 included $3.7 million of stock option expense related to option exercises; there was no corresponding expense in 2003. This decrease was offset by a decrease in 2003 of capitalization of certain general and administrative costs due to the decrease in development and leasing activity, an increase in long-term incentive compensation expense as a result of the issuance of restricted and phantom stock during 2003 and 2002, and higher expenses related to employee compensation from normal salary increases.

We accrued $2.7 million in the year ended December 31, 2002 for litigation expense related to various legal proceedings from previously completed mergers and acquisitions. These claims were fully paid and settled by early 2003.

In 2004, general and administrative expenses are expected to increase significantly due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act, costs associated with the retirement package for our Chief Executive Officer, professional fees and other costs related to consideration of a strategic transaction that were incurred largely in the third quarter 2004, and professional fees and other costs related to the restatement of the Company’s financial statements.

Interest Expense

Contractual interest expense increased by $0.5 million in 2003. As a result of decreased development activity in 2003, capitalized interest decreased from $7.0 million for the year ended December 31, 2002 to $1.2 million for the year ended December 31, 2003, resulting in an increase in interest expense from continuing operations in 2003. Offsetting this increase was a decrease in interest caused by a decrease of approximately $95 million in the average outstanding debt balances in 2003 compared to 2002, and a decrease in average interest rates from 6.5% in 2002 to 6.4% in 2003.

Interest expense for the years ended December 31, 2003 and 2002 included $4.4 million and $3.4 million, respectively, of amortization of deferred financing costs.

Interest expense on financing obligations increased by $5.2 million in 2003 – see Note 3 to the Consolidated Financial Statements for additional information on our financing transactions. Of the total $5.2 million increase, $4.6 million occurred because 2002 only included a partial year of interest expense on financing obligations from the Harborview and Eastshore transactions which closed in September 2002 and in November 2002, respectively. The remainder of the increase relates to interest on the MG-HIW Orlando financing transaction.

Total interest expense is expected to decline in 2004 primarily due to (1) the December 1, 2003 refinancing of certain long-term debt with new borrowings that have lower interest rates, (2) the June 2004 refinancing of the Put Option Notes with borrowings on the Company’s Revolving Loan which currently has lower floating rate interest, (3) purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation, and (4) selling a 60.0% interest in these Orlando properties in June 2004 into a joint venture and the resultant elimination of interest from the related $136.2 million of secured debt. These transactions are discussed in the footnotes to the Consolidated Financial Statements.

Other Income/Expense

The decrease in interest and other income in 2003 is primarily related to the collection of a legal settlement amounting to $1.6 million recorded as other income in the year ended December 31, 2002 related to previously completed mergers and acquisitions offset by a decrease in interest income due to the collection of notes receivable during the years ended December 31, 2002 and 2003 and lower interest rates earned on cash reserves.

Loss on debt extinguishments increased $14.2 million from 2002 to 2003 due primarily to the $14.7 million loss recorded in early 2003 related to the MOPPRS debt retirement transaction described in Note 5 to the Consolidated Financial Statements.

In July 2003, we acquired our partner’s interest in the MG-HIW, LLC non-Orlando City Group properties and recognized a $16.3 million gain upon settlement of the $44.5 million co-venture obligation that was recorded on our books. As described in Note 3 to the Consolidated Financial Statements, the non-Orlando City Group properties in MG-HIW, LLC were accounted for as a profit sharing arrangement.

Gains on Disposition of Property; Co-venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

In 2003, gain on disposition of properties was comprised of a (1) $8.7 million net gain related primarily to the disposition of approximately 1.0 million square feet of office properties that did not meet certain conditions to be classified as discontinued operations, (2) $3.8 million net gain related to the disposition of 108.5 acres of land, which includes a gain of approximately $1.0 million related to the condemnation of 4.0 acres of land and an impairment loss of $0.5 million related to three land parcels held for sale at December 31, 2003, and (3) a $0.2 million impairment loss on depreciable properties. In 2002, gain on disposition of properties was comprised of a $15.5 million net gain related to the disposition of 533,263 square feet of office properties, that did not meet certain conditions to be classified as discontinued operations, and a $7.2 million net gain related to the disposition of 112.7 acres of land.

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties accounted for as a profit-sharing arrangement, as more fully described in Note 3 to the Consolidated Financial Statements. The decrease of $3.1 million in co-venture expense in 2003 is largely due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date.

Minority interest in the continuing operations income of the Operating Partnership, after preferred partnership unit distributions, decreased from $4.4 million in 2002 to $0.8 million in 2003 because of a corresponding reduction in the Operating Partnership’s income from continuing operations.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of lower occupancy in 2003 for certain joint ventures. Partly offsetting this decrease was an increase of $0.5 million in equity in earnings in 2003 related to a charge taken by a certain joint venture in 2002 related to an early extinguishment of debt loss resulting in a decrease in equity in earnings of $0.3 million in 2002 and an increase in equity in earnings in 2003 of $0.2 million as a result of a gain recognized by a certain joint venture related to the disposition of land in 2003.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $10.9 million and $20.7 million, net of minority interest, as discontinued operations for the year ended December 31, 2003 and 2002, respectively. These amounts pertained to 2.3 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2002 and 2003 and 274,744 square feet of property and 88 apartment units held for sale at December 31, 2003. These amounts include gain on the sale of these properties, net of impairment charges related to discontinued operations, of $8.5 million and $11.6 million, net of minority interest, in 2003 and 2002, respectively.

Preferred Stock Dividends

We recorded $30.9 million in Preferred Stock dividends in each of the years ended December 31, 2003 and 2002.

Net Income

We recorded net income in 2003 of $48.0 million, which was a 41.4% decrease from net income of $81.9 million in 2002, primarily due to a decrease in rental revenues as a result of lower occupancy and the bankruptcies of WorldCom and US Airways, the effects on continuing and discontinued operations from being a net seller in 2003 and 2002 of operating properties under our capital recycling plan, an increase in interest expense and increased loss on debt extinguishments in 2003. These decreases were offset by the contribution of development properties placed in service during 2003 and by the gain on settlement of the co-venture obligation related to the MG-HIW, LLC non-Orlando properties. In 2004, we expect net income to be lower as compared with 2003 due to flat average occupancy and pressure on rental rates, higher depreciation and amortization, higher property operating costs, loss on extinguishment of the Exercisable Put Option Notes on June 15, 2004, and higher general and administrative costs (including costs associated with our CEO’s retirement package, professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of our financial statements), which amounts should be offset by lower interest expense and settlement of our bankruptcy claim against WorldCom as more fully described in Note 20 to the Consolidated Financial Statements.

Comparison of 2002 to 2001

The following table sets forth information regarding our restated results of operations for the years ended December 31, 2002 and 2001 ($ in millions):

	Year Ended December 31,		2002 to 2001 $ Change	% of Change
	2002	2001

Rental and other revenues	$521.7	$535.4	$(13.7)	(2.6)%
Operating expenses:
Rental property and other expenses	169.5	169.1	0.4	0.2
Depreciation and amortization	140.8	127.6	13.2	10.3
Impairment of assets held for use	9.9	—	9.9	100.0
General and administrative	26.2	23.4	2.8	12.0
Litigation expense	2.7	—	2.7	100.0

Total operating expenses	349.1	320.1	29.0	9.1

Interest expense:
Contractual	119.0	118.9	0.1	(0.1)
Amortization of deferred financing costs	3.4	4.0	(0.6)	(15.0)
Financing obligations	12.5	11.9	0.6	5.0

	134.9	134.8	0.1	(0.1)
Other income/expense:
Interest and other income	7.7	14.0	(6.3)	(45.0)
Loss on debt extinguishments	(0.4)	(0.7)	0.3	(42.9)

	7.3	13.3	(6.0)	(45.1)

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	45.0	93.8	(48.8)	(52.0)
Gains on disposition of property, net	22.7	21.9	0.8	3.7
Co-venture expense	(7.7)	(6.8)	(0.9)	13.2
Minority interest in the Operating Partnership	(4.4)	(10.8)	6.4	(59.3)
Equity in earnings of unconsolidated affiliates	5.6	7.5	(1.9)	(25.3)

Income from continuing operations	61.2	105.6	(44.4)	(42.1)
Discontinued operations:
Income from discontinued operations, net of minority interest	9.1	11.8	(2.7)	(22.9)
Gain on sale of discontinued operations, net of minority interest	11.6	—	11.6	100.0

	20.7	11.8	8.9	75.4

Net income	81.9	117.4	(35.5)	(30.2)
Dividends on preferred stock	(30.9)	(31.5)	0.6	(1.9)
Excess of preferred stock carrying value over repurchase value	—	1.0	(1.0)	(100.0)

Net income available for common stockholders	$51.0	$86.9	$(35.9)	(41.3)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily due to a decrease in average occupancy rates in our Wholly Owned Properties from 91.8% for the year ended December 31, 2001 to 86.4% for the year ended December 31, 2002. The average occupancy decreased primarily due to tenant rollover and early lease terminations at various properties where vacant space was not re-leased due to the lack of demand for office space coupled with an increasing supply of competitive space. During 2002, approximately 2.0 million square feet of development properties were placed in-service that leased-up slower than expected and, as a result, have also adversely affected the occupancy of our overall portfolio. Rental and other revenues also decreased due to (1) the impact of dispositions during 2002 and 2001 that were not classified as discontinued operations; (2) a $3.1 million write off of straight line rental income in 2002 related to the bankruptcy of WorldCom; and (3) a decrease in leasing and development fee income in 2002. Partly offsetting these decreases was an increase in recovery income from certain operating expenses in 2002 and an increase in lease termination fees in 2002.

During the year ended December 31, 2002, 840 second generation leases representing 5.6 million square feet of office, industrial and retail space were executed at an average rate per square foot on a GAAP basis that was 5.5% lower than the average rate per square foot on the expired leases.

Operating Expenses

The increase in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from (1) general inflationary increases particularly salaries, benefits, utility costs, real estate taxes and insurance and (2) the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes. In addition, we had 3.3 million square feet of development properties placed in service during 2002 and 2001 that resulted in a $3.4 million increase in rental and other operating expenses from continuing operations. Partly offsetting these increases was a decrease due to the impact of the dispositions during 2002 and 2001 that were not classified as discontinued operations.

The increase in depreciation and amortization from continuing operations was due to an increase in amortization related to leasing commissions and tenant improvement expenditures for properties placed in-service during 2001 and 2002 and the write-off of $5.8 million of deferred leasing costs primarily related to the leases rejected by WorldCom at December 31, 2002. These increases were partially offset by a decrease in depreciation for properties disposed of during 2002 and 2001 that are not classified as discontinued operations.

For the year ended December 31, 2002, the impairment loss on properties held for use with a carrying value exceeding the sum of their undiscounted future cash flows was $0.8 million. We also recognized a $9.1 million impairment loss related to one office property, which had a carrying value in excess of the sum of the property’s undiscounted future cash flows, that has been demolished and may be redeveloped into a class A suburban office property in the future. There were no impairments on assets held for use recorded in 2001.

General and administrative expenses, net of amounts capitalized, increased $2.8 million in 2002. Included in general and administrative expenses in 2002 was a compensation charge of $3.7 million related to the exercise of options compared to $1.2 million for such option expense in 2001. Such exercises were recorded as compensation expense under FASB Interpretation No. 44 (“Accounting For Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25”) as described in Note 14 to the Consolidated Financial Statements.

We accrued $2.7 million in the year ended December 31, 2002 for litigation expense related to various legal proceedings from previously completed mergers and acquisitions. These claims were fully paid and settled in early 2003.

Interest Expense

Contractual interest expense increased by $0.1 million from 2001 to 2002. This net increase resulted from a decrease in average interest rates from 7.2% in 2001 to 6.5% in 2002, offset by (1) a decrease in capitalized interest from $16.9 million in 2001 to $7.0 million in 2002, which increased interest expense from continuing operations by $9.9 million and (2) an increase in the average outstanding debt balances of approximately $21.3 million in 2002 compared to 2001.

Interest expense on financing obligations increased by $0.6 million in 2002 – see Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions.

Other Income/Expense

The decrease in interest and other income from continuing operations primarily resulted from a decrease in interest income in the year ended December 31, 2002 due to the collection of notes receivable during 2001 and 2002. Partly offsetting this decrease is a legal settlement amounting to $1.6 million recorded as other income in 2002.

Gain on Disposition of Property; Co-venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

In 2002, gain on disposition of properties was comprised of a $15.5 million net gain related to the disposition of 533,263 square feet of office properties, that did not meet certain conditions to be classified as discontinued operations and a $7.2 million net gain related to the disposition of 112.7 acres of land. In 2001, gain on disposition of properties was comprised of a $17.2 million net gain related to the disposition of 1,672 apartment units and from other property sales, and a $4.7 million net gain related to the disposition of 180.3 acres of land.

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties accounted for as a profit-sharing arrangement, as more fully described in Note 3 to the Consolidated Financial Statements. The increase in co-venture expense is due to a decline in interest rates from 2001 to 2002, which increased the net operating income of the non-Orlando City Group properties, 80.0% of which is reflected as co-venture expense. Slightly offsetting this increase is the decrease in base rent as a result of two tenants in the non-Orlando City Group properties vacating space mid-year in 2002.

Minority interest in the continuing operations income of the Operating Partnership, after preferred partnership unit distributions, decreased from $10.8 million in 2001 to $4.4 million in 2002 because of a corresponding reduction in the Operating Partnership’s income from continuing operations.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $20.7 million and $11.8 million, net of minority interest, as discontinued operations for the years ended December 31, 2002 and 2001, respectively, which pertained to 2.3 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2002 and 2003 and 274,744 square feet of property and 88 apartment units held for sale at December 31, 2003. Included in the 2002 amounts was a gain on the sale of these properties of $15.2 million, net of minority interest, offset by impairment charges of $3.6 million, net of minority interest.

Preferred Stock Dividends and Repurchases

We recorded $30.9 million and $31.5 million in Preferred Stock dividends in the years ended December 31, 2002 and 2001, respectively. The decrease resulted from the Company’s repurchase of $20.1 million of its Preferred Stock at carrying value during 2001 for total cash consideration of $18.5 million. This repurchase was recorded in accordance with Emerging Issues Task Force Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” As a result, in 2001, we classified the excess of the carrying value of the Preferred Stock, net of issuance costs, over the repurchase value as an increase in the income available to common stockholders. There were no Preferred Stock repurchases in 2002.

Net Income

We recorded net income in 2002 of $81.9 million, which was a 30.2% decrease from net income of $117.4 million in 2001, primarily due to a decrease in rental revenues as a result of lower occupancy and the bankruptcies of WorldCom and US Airways, the net effects on continuing and discontinued operations from being a net seller in 2002 of operating properties under our capital recycling plan, an increase in rental property operating expenses, an increase in depreciation and amortization and a decrease in gain on the disposition of land and depreciable assets.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s restated cash flows from 2002 to 2003 ($ in thousands):

	Year Ended December 31,
	2003	2002	Change
Cash Provided by Operating Activities	$160,923	$214,568	$(53,645)
Cash Provided by Investing Activities	124,164	121,167	2,997
Cash Used in Financing Activities	(279,332)	(323,113)	43,781

Total Cash Flows	$5,755	$12,622	$(6,867)

In calculating cash flow from operating activities, GAAP requires us to add depreciation and amortization, which are non-cash expenses, back to net income. As a result, we have historically generated a significant positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

Cash provided by or used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically would consist of cash received upon the sale of properties or distributions from our joint ventures. During 2003 and 2002, since our disposition and joint venture activity slightly outpaced our acquisition activity, we recorded positive cash flow from investing activities in both years.

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

The decrease of $53.6 million in cash provided by operating activities was primarily a result of lower net income due to the disposition of certain properties under our capital recycling program, a decrease in average occupancy rates for our wholly owned portfolio and the bankruptcies of WorldCom and US Airways. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The increase of $3.0 million in cash provided by investing activities was primarily a result of an increase in proceeds from dispositions of real estate assets of approximately $10.1 million, partly offset by a decrease in distributions/repayments from unconsolidated affiliates of approximately $3.6 million and a decrease in investments in notes receivable of approximately $2.9 million for the year ended December 31, 2003.

The decrease of $43.8 million in cash used in financing activities was primarily a result of a decrease of $115.1 million in net repayments on the unsecured Revolving Loan, mortgages and notes payable and a decrease of $29.4 million in distributions paid on Common Stock and Common Units for the year ended December 31, 2003. This decrease was partly offset by an increase of $14.7 million for the repurchase of Common Stock and Common Units, a decrease of $41.2 million in borrowings on the financing obligation, the payment of $26.2 million on the co-venture obligation and payments on extinguishment of debt of $16.3 million related to the MOPPRS refinancing for the year ended December 31, 2003.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At December 31, 2003, we had

0.44 million square feet of properties, 88 apartment units and 168.1 acres of land under letter of intent or contract for sale in various transactions with a carrying value of $65.7 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during 2004. However, we can provide no assurance that all these transactions will be consummated. As of September 2004, we have closed on some of these transactions consisting of 169,962 square feet of properties and 67.4 acres of land.

During 2004, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in 2004 could be positive or negative, depending on the level and timing of property dispositions, property acquisitions, development, and capitalized leasing and improvement costs. Any positive cash flows from operating and investing activities in 2004 are expected to be used to pay stockholder and unitholder distributions, required debt amortization and recurring capital expenditures.

Capitalization

The following table sets forth our capitalization as of December 31, 2003 and December 31, 2002 (in thousands, except per share amounts):

	December 31, 2003	December 31, 2002
Mortgages and notes payable, at recorded book value	$1,717,765	$1,793,760
Financing obligations	$124,063	$121,012
Co-venture obligations	—	43,511
Preferred stock, at redemption value	$377,445	$377,445
Common Stock and Common Units outstanding	59,677	60,375
Per share stock price at period end	$25.40	$22.10
Market value of common equity	1,515,795	1,334,288

Total market capitalization with debt	$3,735,068	$3,670,016

Based on our total market capitalization of approximately $3.7 billion at December 31, 2003 (at the December 31, 2003 per share stock price of $25.40 and assuming the redemption for shares of Common Stock of the 6.2 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented approximately 46.0% of our total market capitalization. Mortgages and notes payable at December 31, 2003 was comprised of $982.8 million of secured indebtedness with a weighted average interest rate of 6.3% and $735.0 million of unsecured indebtedness with a weighted average interest rate of 6.2%. As of December 31, 2003, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at December 31, 2003 ($ in thousands):

		Amounts due during year ending December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Put Option Notes (2)	$100,000	$100,000	$—	$—	$—	$—	$—
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage Loans Payable (3)	777,849	12,871	81,447	19,362	79,476	14,343	570,350

Total Fixed Rate Debt	1,337,849	112,871	81,447	129,362	79,476	114,343	820,350

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	55,000	—	—	55,000	—	—	—
Secured:
Mortgage Loans Payable (3)	204,916	235	279	201,175	3,227	—	—

Total Variable Rate Debt	379,916	235	120,279	256,175	3,227	—	—

Total Long Term Debt	1,717,765	113,106	201,726	385,537	82,703	114,343	820,350
Operating Lease Obligations:
Land Leases (4)	48,909	1,269	1,273	1,213	1,194	1,194	42,766
Purchase Obligations:
MG-HIW, LLC Letter of Credit (4),(5)	7,500	7,500	—	—	—	—	—
MG-HIW Metrowest I and II, LLC (4)	3,200	3,200	—	—	—	—	—
Completion Contracts (4)	18,204	18,204	—	—	—	—	—
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonade Debt Repayment Guarantee (4)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (4)	376	—	376	—	—	—	—
Highwoods DLF 97/26 DLF 99/32, LP Lease Guarantee (4)	855	—	—	—	—	855	—
Capital One Lease Guarantee (6)	3,136	1,734	—	334	369	378	321
Industrial Portfolio Lease Guarantee (6)	2,347	850	991	506	—	—	—
MG-HIW, LLC Financing Obligation (7)	60,991	60,991	—	—	—	—	—
SF-HIW Harborview Financing Obligation (7)	13,566	—	—	—	—	—	13,566
Eastshore Financing Obligation (7)	28,873	—	—	—	28,873	—	—
Tax Increment Financing Obligation (8)	20,633	687	775	863	913	976	16,419
DLF Note Payable (9)	3,280	187	216	250	286	325	2,016

Total	$1,932,103	$207,728	$205,357	$391,171	$114,338	$118,071	$895,438

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are pre-payable subject to certain conditions including prepayment penalties.

(2)	See Note 5 to the Consolidated Financial Statements. Although not contractually due, the Put Option Notes were retired in June 2004.

(3)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion at December 31, 2003.

(4)	See Note 15 to the Consolidated Financial Statements.

(5)	This letter of credit was terminated in March 2004.

(6)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to third parties. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 15 to the Consolidated Financial Statements.

(7)	These liabilities represent our financing obligation to either our partner in the respective joint venture or the third party buyer as a result of accounting for these transactions as a financing arrangement. See Note 3 to the Consolidated Financial Statements.

(8)	In connection with Tax Increment Financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a Financing Obligation in the Balance Sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

(9)	Represents a fixed obligation which we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture. See Note 2 to the Consolidated Financial Statements.

Refinancings in 2003

On February 2, 1998, the Company (through the Operating Partnership) sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) which were originally expected to mature on February 1, 2013. The fixed interest rate was 6.835% through January 31, 2003, and would be reset at that date at 5.715% plus a spread as determined under the terms of the MOPPRS. In connection with the original issuance, the Company granted a remarketing option to one of the underwriters for the MOPPRS, the consideration for which was reflected in the premium price of the bonds and aggregated $3.5 million. This consideration was deferred and included in deferred financing cost and was amortized to income over the term of the MOPPRS. The option, if exercised, allowed the option holder to purchase the MOPPRS on January 31, 2003 from the holders for $125.0 million and then resell the MOPPRS in a new offering to new investors at the reset interest rate (5.715% plus the spread). If the option holder did not exercise the option, the Company would be required to repurchase the MOPPRS for $125.0 million plus any accrued interest. The Company also had a one-time right to redeem the MOPPRS from the option holder on January 31, 2003 for $125.0 million plus the then present value of the remarketing option.

On January 28, 2003, the Company, the option holder, and an intermediary entered into an agreement under which the option holder agreed to exercise its option to acquire the MOPPRS on January 31, 2003 and the intermediary agreed to acquire the MOPPRS from the option holder for $142.7 million. The intermediary and the Company also agreed to exchange the MOPPRS for new Company debt instruments in the future, subject to certain terms and conditions. The MOPPRS transaction between the option holder and the intermediary occurred on January 31, 2003 and the interest rate on the MOPPRS was reset at 8.975%. On February 4, 2003, a new $142.8 million mortgage loan with a third party, secured by 24 of the Company’s properties, was executed; this loan bears a fixed interest rate of 6.03% and matures in February 2013. The intermediary received the proceeds from the new mortgage loan, and the mortgage loan and the MOPPRS were then exchanged between the Company and the intermediary. The Company then retired the MOPPRS. The retirement of the MOPPRS has been accounted for as an extinguishment (See Note 18 to the Consolidated Financial Statements). Accordingly, $14.7 million was charged to loss on extinguishment of debt in the quarter ended March 31, 2003.

On July 17, 2003, we amended and restated our existing revolving loan. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of nine lender banks, matures in July 2006 and replaces our previous $300.0 million revolving loan. The Revolving Loan carries an interest rate based upon our senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at a rate of LIBOR plus 105 basis points. The terms of the Revolving Loan require us to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. We currently have a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded our credit rating from Baa3 to Ba1. We cannot provide any assurances that Moody’s or the other rating agencies will not further change our credit ratings. If Standard and Poor’s or Fitch Inc. were to lower our credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under our Revolving Loan would be automatically increased by 60 basis points.

On December 1, 2003, $146.5 million of our 8.0% Notes and $100.0 million of our 6.75% Notes matured. We refinanced $127.5 million with 10-year secured debt at an effective rate of 5.25%. $100.0 million was refinanced with a two-year unsecured term loan with a floating rate initially set at 1.3% over LIBOR. The balance, equaling $19.0 million, was repaid using funds from our Revolving Loan.

Refinancings in 2004

In 1997, a trust formed by the Operating Partnership sold $100.0 million of Exercisable Put Option Securities due June 15, 2004 (“X-POS”). The assets of the trust consisted of, among other things, $100.0 million of

Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”), issued by the Operating Partnership. The Put Option Notes bore an interest rate of 7.19% from the date of issuance through June 15, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes from the trust on June 15, 2004 at 100.0% of the principal amount. The counter party exercised this option and acquired the Put Option Notes on June 15, 2004. On that same date, the Company exercised its option to acquire the Put Option Notes from the counter party for a purchase price equal to the sum of the present value of the remaining scheduled payments of principal and interest (assuming an interest rate of 6.39%) on the Put Option Notes, or $112.3 million. The difference between the $112.3 million and the $100.0 million was charged to loss on extinguishment of debt in the quarter ended June 30, 2004. The Company borrowed funds from its Revolving Loan to make the $112.3 million payment.

In late June 2004, we repaid $51.0 million of the increased borrowing under our Revolving Loan with proceeds from the sale of a 60.0% interest in five office buildings in Orlando, Florida and from the sale of a building at Highwoods Preserve in Tampa, Florida. See Notes 3 and 4 to the Consolidated Financial Statements for further details of these asset sales.

Operating and Financial Covenants and Performance Ratios

The terms of the $250 million Revolving Loan, the $120 million bank term loans and the indenture that governs our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our Revolving Loan, bank term loans and indenture for the foreseeable future, depending upon our future operating performance and property and financing transactions, we cannot assure you that we will continue to be in compliance.

If we fail to comply with these financial ratios and other covenants (see below) and such conditions were not waived by the lending banks, we would be unable to borrow any further amounts under the Revolving Loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding under our Revolving Loan, bank term loans or our indenture. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flows and ability to make distributions to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

The following table sets forth more detailed information about the Company’s ratio and covenant compliance under the Revolving Loan and the bank term loans, which have identical covenants, as of December 31, 2003 and 2002. Certain of these definitions (including the covenants regarding non-GAAP financial measures such as EBITDA, Cash Available for Distribution (“CAD”) and adjusted NOI) may differ from similar terms used in the accompanying Consolidated Financial Statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed description of the covenants in our Revolving Loan, including definitions of certain relevant terms, see the credit agreement governing our Revolving Loan, which is incorporated by reference in this amended Annual Report as Exhibit 10.13.

2003
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.8%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.23
Secured Debt Less Than or Equal to 35% of Total Assets	28.7%
Adjusted EBITDA Greater Than 2.10 times Interest Expense (1)	2.10
Adjusted EBITDA Greater Than 1.55 times Fixed Charges (1)	1.55
Adjusted NOI Unencumbered Assets Greater Than 2.25 times Interest on Unsecured Debt	2.45
Tangible Net Worth Greater Than $1.574 Billion	$1.6 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	72.3%

(1)	A waiver was obtained with respect to this covenant in October 2004 as described below:

In March 2004, the Company amended its Revolving Loan and the two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants.

In June 2004, the Company further amended its Revolving Loan and the two bank term loans. The changes excluded the $12.3 million charge taken related to the retirement of the X-POS from the calculations used to compute financial covenants.

In August 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit sharing arrangements under SFAS No. 66, as described in Note 18 to the Consolidated Financial Statements, from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the settlement of a claim against WorldCom (see Note 20 to the Consolidated Financial Statements).

In early October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects, on a restated basis, of the loss on debt extinguishment from the MOPPRS transaction in early 2003, as described in Notes 5 and 18 to the Consolidated Financial Statements.

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

The following table sets forth more detailed information about the Operating Partnership’s ratio and covenant compliance under the Operating Partnership’s indenture as of December 31, 2003 and 2002. Certain of these definitions may differ from similar terms used in the Consolidated Financial Statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our indenture, including definitions of certain relevant terms, see the indenture governing our unsecured notes, which is incorporated by reference in this amended Annual Report as Exhibit 4.2.

	2003	2002
Overall Debt Less Than or Equal to 60% of Adjusted Total Assets	42.2%	42.4%
Secured Debt Less Than or Equal to 40% of Adjusted Total Assets	24.2%	18.5%
Income Available for Debt Service Greater Than 1.50 times Annual Service Charge	2.6	2.9
Total Unencumbered Assets Greater Than 200% of Unsecured Debt	333.0%	284.2%

Current and Future Cash Needs

Historically, rental revenue has been the principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder dividends, any guarantee obligations and recurring capital expenditures. In addition, construction management, maintenance, leasing and management fees have provided sources of cash flow. Major capital improvement obligations related to the existing properties total $2.1 million. In addition, we could incur tenant improvements and lease commissions related to any releasing of space previously leased by WorldCom and US Airways or other vacant space.

In addition to the requirements discussed above, our short-term (through the end of 2004) liquidity requirements also include the funding of approximately $9.4 million of our existing development activity (as of the date of this filing) and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and some or all of the following:

•	borrowings under our unsecured Revolving Loan (which has up to $47.3 million of availability as of October 22, 2004);

•	the selective disposition of non-core assets or other assets;

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt (at October 22, 2004, we had approximately $2.2 billion of unencumbered real estate assets at cost); and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of existing and future development activity, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under the Revolving Loan and long-term unsecured debt. Our goal is to maintain a flexible capital structure. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership as well as (3) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under the unsecured Revolving Loan. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities.

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

Off Balance Sheet Arrangements

The Company has several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and retain the management income relating to the properties in the joint venture. For financial reporting purposes, the sales of assets we sold to two of our joint ventures are accounted for as financing and/or profit-sharing arrangements.

As of December 31, 2003, our unconsolidated joint ventures had $574.5 million of total assets and $392.3 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.1%. During 2003, these unconsolidated joint ventures earned $11.8 million of total net income, of which our share was $5.0 million. For a more detailed discussion of our unconsolidated joint venture activity, see Note 2 in the Consolidated Financial Statements.

As required by GAAP, we use the equity method of accounting for our unconsolidated joint ventures in which we exercise significant influence but do not control the major operating and financial policies of the entity regarding encumbering the entities with debt and the acquisition or disposal of properties. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet and the results of operations of these joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary limited exceptions to non-recourse liability in non-recourse loans.

As of December 31, 2003, our unconsolidated joint ventures had $375.0 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at December 31, 2003 ($ in thousands):

	Percent Owned	Total		Amounts due during year ending December 31,					Thereafter
				2004	2005	2006	2007	2008
Board of Trade Investment Company	49.00%	$749		$184	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	38,000		969	1,041	4,419	13,332	5,764	12,475
Dallas County Partners II (1)	50.00%	22,465		1,242	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,924		1,106	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	67,307		1,273	403	431	4,241	381	60,578
4600 Madison Associates, LP	12.50%	16,721		711	762	815	873	935	12,625
Highwoods DLF 98/29, LP	22.81%	67,241		1,035	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	59,027		714	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	40,000		558	643	682	722	766	36,629
MG-HIW Metrowest II, LLC	50.00%	7,326		—	7,326	—	—	—	—
Concourse Center Associates, LLC	50.00%	9,695		176	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	16,496		—	—	—	16,496	—	—

Total		$374,951	(2)	$7,968	$14,986	$11,545	$41,198	$18,666	$280,588

(1)	Des Moines joint ventures.

(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint ventures, we guaranteed certain debt and the maximum potential amount of future payments that we could be required to make under the guarantees is $25.5 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2003 averaged 1.3%, and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of December 31, 2003, these buildings were 90.0% and 64.0% leased, respectively. The remaining $7.4 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at December 31, 2003 was 91.0%. If the joint ventures are unable to repay the outstanding balances under the loans, we will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist that enable us to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

In connection with the RRHWoods, LLC joint venture, we renewed our guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by us. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. We would be required to perform under the guarantee should the joint venture be unable to repay the bonds. We have recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid under the guarantee in excess of our proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing.

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and increased our investment in unconsolidated affiliates by $2.8 million on our consolidated balance sheet at December 31, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by us under these agreements is $34.9 million. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should we be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners have collectively provided $12.0 million in letters of credit in December 2002, $6.0 million by us and $6.0 million by our partner. We and our partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire in December 31, 2004. No recourse provisions exist that would enable us to recover from the other partner amounts drawn under the letter of credit. The building is nearing completion and the first tenant is expected to take occupancy in the fourth quarter of 2004.

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, we recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regard to this guarantee is $1.1 million. No recourse provisions exist to enable us to recover the amounts paid to the joint venture under this lease guarantee arrangement.

On December 29, 2003, we contributed an additional three in-service office properties encompassing approximately 290,853 rentable square feet valued at approximately $35.6 million to the existing Highwoods-Markel, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain its 50.0% ownership interest and the joint venture borrowed and refinanced approximately $40.0 million from a third party lender. We retained our 50.0% ownership interest in the joint venture and received net cash proceeds of approximately $31.9 million. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions.

In July 2003, we entered into an option agreement with our partner, Miller Global, to acquire its 50.0% interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. We had previously guaranteed $3.7 million (50.0%) of the $7.4 million construction loan to fund the development of this property, of which $7.3 million was outstanding at December 31, 2003. On March 2, 2004, we exercised our option and acquired our partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The assets in MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC include 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. The $7.4 million construction loan to fund the development of this property was paid in full by us at closing.

On February 25, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LLC, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. The buildings are currently 91.1% occupied. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million 10-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space.

RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million loan from a bank. As an inducement to make the loan at a 6.3% long-term interest rate, we and our partner agreed to master lease the vacant space and guaranteed $1.6 million, or $0.8 million each, with limited recourse. As of June 30, 2004, the buildings are together 82.0% leased. As leasing improves, the obligations under the loan agreement diminish. As of June 30, 2004, we recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on our Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make under the master leases in place is approximately $4.8 million. We believe that the likelihood of paying on our $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and, should we have to pay, we would recover the $0.8 million from other joint venture assets.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Our partner contributed $41.4 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million of which $33.0 million was used to pay down our Revolving Loan and $13.6 million was used to pay down another loan of ours. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004 we included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, we agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. We believe our estimate related to the re-tenanting costs guarantee is accurate. However, if our assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale will be included in continuing operations in the second quarter 2004.

Financing and Profit-Sharing Arrangements

The following summarizes sale transactions that are accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 of SFAS No. 66, as described in Note 1 to the Consolidated Financial Statements.

- MG-HIW, LLC

On December 19, 2000, we formed a joint venture with Miller Global, MG-HIW, LLC, pursuant to which we sold or contributed to MG-HIW, LLC 19 in-service office properties in Raleigh, Atlanta, Tampa (the “Non-Orlando City Group”) and Orlando (collectively the “City Groups”), valued at approximately $335 million. As part of the formation of MG-HIW, LLC, Miller Global contributed approximately $85 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. We retained a 20.0% ownership interest and received net cash proceeds of approximately $307 million. During 2001, we contributed a 39,000 square foot development project to MG-HIW, LLC for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and we retained our 20.0% ownership interest and received net cash proceeds of approximately $4.8 million. The assets of each of the City Groups were legally acquired by four separate LLC’s for which MG-HIW, LLC was the sole member.

The Non-Orlando City Group consisted of 15 properties encompassing 1.3 million square feet and were located in Atlanta, Raleigh and Tampa. Based on the nature and extent of certain rental guarantees made by us with respect to these properties, the transaction did not qualify for sale treatment under SFAS No. 66. The transaction has been accounted for as a profit-sharing arrangement, and accordingly, the assets, liabilities and operations of the properties remain on our books and a co-venture obligation has been established for the amount of equity contributed by Miller Global related to the non-Orlando City Group properties. The income from operations of the properties, excluding depreciation, is being allocated 80.0% to Miller Global and is reported as “co-venture expense” in our Consolidated Financial Statements. We continue to depreciate the properties and record all of the depreciation on our books. In addition to the co-venture expense, we recorded expense of $1.3 million, $0.7 million and $0.7 million related to payments made under the rental guarantees for the years ended December 31, 2003, 2002 and 2001, respectively.

On July 29, 2003, we acquired our partner’s 80.0% equity interest in the non-Orlando City Groups. We paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. We recognized a $16.3 million gain on the settlement of the $43.5 million co-venture obligation recorded on our books.

With respect to the Orlando City Group, which consists of five properties encompassing 1.3 million square feet located in the central business district of Orlando, we assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, we guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. See Note 15 to the Consolidated Financial Statements for further discussion of the guarantee. The contribution of these Orlando properties is accounted for as a financing arrangement under SFAS No. 66 – see Note 18 to the Consolidated Financial Statements. Consequently, the assets, liabilities and operations related to the properties remain on our books and a financing obligation has been established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, is being allocated 80.0% to Miller Global and reported as “interest on financing obligation” in our Consolidated Financial Statements. This financing obligation is also adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation would equal at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. We recorded interest expense on the financing obligation of $11.6 million, $10.1 million and $9.9 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees, for the years ended 2003, 2002 and 2001, respectively. We have continued to depreciate the Orlando properties and record all of the depreciation on our books.

On July 29, 2003, we also entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. On March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in the Orlando City Group. The properties were 83.8% leased as of December 31, 2003 and were encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points. At the closing of the transaction, we paid our partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for the IRR guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

- SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, we entered into a master lease agreement with Harborview LP for five years on the vacant space in the building (approximately 20%). We also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.4 million at December 31, 2003. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction, as described in Notes 1 and 18 to the Consolidated Financial Statements. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, and any new financing by the partnership remain on our books. As a result, we have established a financing obligation liability equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.6 million at December 31, 2003, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.4 million and $0.3 million were expensed during the years ended December 31, 2003 and 2002, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $15.9 million as of December 31, 2003. No payments were made during 2003 or 2002 in respect of these rent guarantees. However, in June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction following the accounting method described in Note 1 to the Consolidated Financial Statements. Accordingly, the assets and operations are included in the Consolidated Financial Statements, and a financing obligation of $28.5 million was recorded which represents the amount received from the buyer at the time of sale. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on a financing obligation. Payments made under the rent guarantees are charged to expense as incurred. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

Interest Rate Hedging Activities

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our Revolving Loan bear interest at variable rates. Our long-term debt, which consists of long-term financings and the unsecured issuance of debt securities, typically bears interest at fixed rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments.

The following table sets forth information regarding our interest rate hedge contracts as of December 31, 2003 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	1/2/2004	1 month USD-LIBOR-BBA	0.990%	$3
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	20

					$23

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During 2003, only a nominal amount was received from counter parties under interest rate hedge contracts. The swap that matured on January 2, 2004 was not renewed or extended.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer/director of the Company. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2003 and a gain of $1.0 million related to the condemnation of the development land is included in gain on disposition of land in our Consolidated Statement of Income for the year ended December 31, 2003. We believe that the purchase price with respect to each transaction did not exceed market value. These transactions were unanimously approved by the executive committee and the full Board of Directors (with the related executive officer/director abstaining from the vote).

During 2000, in connection with the formation of the MG-HIW Peachtree Corners III, LLC, one of our affiliates made a construction loan to this joint venture. Interest accrued at a rate of LIBOR plus 200 basis points. This construction loan was repaid in full in July 2003 when we were assigned our partner’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

From 1998 to 2000, we advanced a total of $0.8 million to an officer/director of the Company related to certain expenses paid by us on behalf of the officer/director. During 2002, this advance, along with accrued interest, was repaid by the officer/director.

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

The policies and estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2003. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate assets;

•	Allowance for doubtful accounts; and

•	Property operating expense recoveries.

Real Estate Assets

All capitalizable costs related to the improvement or replacement of commercial real estate properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized over the life of the respective leases which currently average 4.5 years, using the straight-line method. Real estate assets are stated at the lower of cost or fair value, if impaired.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. Expenditures directly related to the leasing of properties are included in other assets and are stated at cost in the Consolidated Balance Sheets. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Interest costs are capitalized until the building is ready for its intended use. Construction expenditures include compensation incurred in connection with specific construction projects. Leasing expenditures include compensation incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful activities are expensed as incurred. If our assumptions regarding the successful efforts of development, construction and leasing are incorrect, the resulting adjustments could impact earnings.

Upon the acquisition of real estate, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations.” We allocate the purchase price to the acquired assets and assumed liabilities based on our relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases.

The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. The value of an in-place lease is amortized to depreciation and amortization expense over the remaining term of the respective lease. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of its related intangible asset is expensed.

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on our acquisitions to date, we have deemed tenant relationships to be immaterial and have not allocated any amounts to this intangible asset.

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” are satisfied; this determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, we record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy or change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

As of December 31, 2003, we had 0.44 million square feet of property, 88 apartment units and 168.1 acres of land under contract for sale or letter of intent in various transactions totaling $90.3 million. These real estate assets have a carrying amount of $65.7 million and have been classified as assets held for sale in the accompanying financial statements.

Sales Of Real Estate

We account for sales of real estate in accordance with SFAS No. 66. For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full profit recognition, we account for the transactions in accordance with the methods specified in SFAS No. 66. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing transaction. If we have an option to repurchase the property at a higher price and it is likely we will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), will be reflected as “interest expense” on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit will be recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), will be allocated to the other partner for their percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

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

Property Operating Expense Recoveries

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays a share of operating and administrative expenses and real estate taxes, as determined in each lease.

The computation of cost reimbursements from tenants for CAM and real estate taxes is complex and involves numerous judgments including the interpretation of terms and other lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computations. Most tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We also make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed, less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by June or July. The net amounts of any such adjustments have not been material in the years presented.

FUNDS FROM OPERATIONS

We believe that funds from operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per share as disclosed by other REITs may not be comparable to our calculation of FFO and FFO per share as described below. However, you should be aware that FFO and FFO per share are non-GAAP financial measure and do therefore not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining our operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and which appropriately excludes the cost of capital improvements and related capitalized interest, is as follows:

•	Net income (loss) computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses, see Note 2 following the table) and items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Less dividends to holders of Preferred Stock;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales and minority interest related to discontinued operations.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

Restated FFO and FFO per share for the years ended December 31, 2003, 2002 and 2001 are summarized in the following table ($ in thousands):

	2003		2002		2001
	Amount	Per Share Diluted	Amount	Per Share Diluted	Amount	Per Share Diluted
Funds from operations:
Net income	$47,944		$81,877		$117,380
Dividends to preferred shareholders	(30,852)		(30,852)		(31,500)
Excess of preferred stock carrying value over repurchase value	—		—		1,012

Net income applicable to common shareholders	17,092	$0.32	51,025	$0.95	86,892	$1.59
Add/(Deduct):
Depreciation and amortization of real estate assets (1)	139,276	2.60	138,071	2.58	124,592	2.28
Gain on disposition of depreciable real estate assets (2)	(8,677)	(0.16)	(15,527)	(0.29)	(17,208)	(0.31)
Minority interest from the Operating Partnership in income from operations	813	0.02	4,347	0.08	10,776	0.20
Transition adjustment upon adoption of SFAS No. 133	—	—	—	—	556	0.01
Unconsolidated affiliates:
Depreciation and amortization of real estate assets (1), (5)	7,278	0.13	7,648	0.14	6,769	0.12
Discontinued operations (4):
Depreciation and amortization of real estate assets (1)	1,354	0.02	5,426	0.10	5,563	0.10
Gain on sale, net of minority interest from the Operating Partnership (2)	(8,600)	(0.16)	(15,153)	(0.28)	—	—
Minority interest from the Operating Partnership in income from discontinued operations	307	0.01	1,229	0.03	1,664	0.03

Funds from operations before amounts allocable to minority interest in the Operating Partnership (3)	148,843	2.78	177,066	3.31	219,604	4.02
Minority interest in the Operating Partnership in funds from operations	(16,640)	(0.31)	(21,182)	(0.40)	(27,288)	(0.50)

Funds from operations applicable to common shareholders (3)	$132,203	$2.47	$155,884	$2.91	$192,316	$3.52

Dividend payout data:
Dividends paid per common share/common unit	$1.86		$2.34		$2.31

As a % of funds from operations	75.3%		80.4%		65.6%

Weighted average shares outstanding - diluted	53,522		53,587		54,654

(1)	In connection with the SEC’s adoption of Regulation G, which governs the presentation of non-GAAP financial measures in documents filed with the SEC, we revised our definition of FFO for 2003 and all periods presented relating to the add-back of non-real estate depreciation and amortization. Our revised definition is in accordance with the definition provided by NAREIT.

(2)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented. See Note 4 to our Consolidated Financial Statements for a breakdown of gain on disposition and impairment of depreciable assets.

(3)	As a result of FASB’s SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” gains or losses on the extinguishment of debt are no longer classified as an extraordinary item in our Consolidated Statements of Income. Therefore, the calculation of FFO no longer includes an add-back of this amount. Amounts previously reported in 2002 and 2001 have been adjusted to reduce FFO by extraordinary items in those years. The 2003 Funds from Operations include a gain on extinguishment of co-venture obligation of $16.3 million and a loss on debt extinguishment of $14.7 million.

(4)	For further discussion related to discontinued operations, see Note 12 to the Consolidated Financial Statements.

(5)	Depreciation and amortization of real estate assets includes adjustments for gains on disposition of depreciable assets of $0.1 million and $0.3 million for 2003 and 2002, respectively.

As a result of the changes to FFO due to the matters discussed in Note 18 to the Consolidated Financial Statements and in footnotes (1), (2) and (3) above, FFO has been reduced by the following in dollars and per share amounts:

	Year Ended December 31,
	2003	2002	2001
Change as discussed in Note 18 to the Consolidated Financial Statements	$(833)	$(7,150)	$(13,993)
Change as discussed in Note 1 above	(3,446)	(3,382)	(3,698)
Change as discussed in Note 2 above	(288)	(13,503)	—
Change as discussed in Note 3 above	—	(687)	(714)

FFO in dollars before amounts allocable to minority interest from the Operating Partnership	$(4,567)	$(24,722)	$(18,405)

Change as discussed in Note 18 to the Consolidated Financial Statements	$(0.02)	$(0.13)	$(0.24)
Change as discussed in Note 1 above	(0.06)	(0.05)	(0.06)
Change as discussed in Note 2 above	(0.01)	(0.23)	—
Change as discussed in Note 3 above	—	(0.01)	(0.01)

FFO per share	$(0.09)	$(0.42)	$(0.31)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our Revolving Loan and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of December 31, 2003, we had approximately $1,338 million of fixed rate debt outstanding. The estimated aggregate fair value of this debt at December 31, 2003 was $1,419 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2003 would increase by approximately $71 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2003 would decrease by approximately $78 million.

As of December 31, 2003, we had approximately $360 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $3.6 million.

For a discussion of our interest rate hedge contracts in effect at December 31, 2003, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2003 would increase by approximately $0.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of December 31, 2003 would decrease by approximately $0.2 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

GENERAL

The purpose of this section is to discuss the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. The statements in this section represent the conclusions of Edward J. Fritsch, our CEO, and Terry L. Stevens, our CFO. Mr. Fritsch became our CEO on July 1, 2004 and Mr. Stevens became our CFO on December 1, 2003.

The CEO and CFO evaluations of our disclosure controls and procedures over financial reporting include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this amended Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures over financial reporting are also evaluated on an ongoing basis through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	by management’s evaluation of the results of audits provided by our independent auditors in connection with their audit activities;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of our Board of Directors.

Our management, including the CEO and CFO, do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

As described above under “Explanatory Note,” the purpose of this amended Annual Report is to restate our previously reported financial results for fiscal years 2001 through 2003 included in our 2003 Annual Report on Form 10-K. These restatements are primarily due to: adjustments relating to the accounting for a limited number of our prior real estate sales transactions with continuing involvement occurring between 1999 and 2003, reclassifications related to discontinued operations with continuing involvement, accounting for a debt extinguishment transaction, accounting for minority interest, and various other matters. We believe that the material adjustments relate to transactions that were previously disclosed by the Company in prior SEC filings. For instance, the nature of the Company’s material continuing involvement related to our real estate sales transactions, the material facts relating to our retirement of the $125 million principal amount of MOPPRS, and the method of accounting for minority interest were disclosed in our prior quarterly and annual regulatory and financial filings with the Securities and Exchange Commission and our annual reports.

Based on our evaluation of disclosure controls and procedures, as of the date of the filing of this amended Annual Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in its financial reports has been made known to management, including the CEO and CFO, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported.

INTERNAL CONTROL OVER FINANCIAL REPORTING

SEC rules also require us to maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As noted above and described above under “Explanatory Note,” the purpose of this amended Annual Report is to restate our previously reported financial results for fiscal years 2001 through 2003 included in our 2003 Annual Report on Form 10-K. These restatements are primarily due to: adjustments relating to the accounting for a limited number of our prior real estate sales transactions with continuing involvement occurring between 1999 and 2003, reclassifications related to discontinued operations with continuing involvement, accounting for a debt extinguishment transaction, accounting for minority interest, and various other matters. We believe that the adjustments required to be made to the historical financial statements resulted from prior unintentional misapplication of GAAP.

A majority of the adjustments made as part of the restatement relate to transactions that occurred or methods that were adopted during the 1997 to 2002 timeframe. While a number of those early adjustments had continuing effects into 2003 and 2004, only a few adjustments related to transactions that occurred or methods that were adopted in 2003 or 2004, such as the MOPPRS debt extinguishment in early 2003 and the CEO retirement package in the first quarter of 2004, both of which required some amount of subjective judgment to determine the proper accounting methodology.

Ernst & Young LLP has issued an unqualified opinion dated October 22, 2004 on our restated 2003, 2002 and 2001 Consolidated Financial Statements that are included in this amended Annual Report. On October 26, 2004, Ernst & Young LLP advised our Audit Committee that they identified the following material weaknesses during their audits of the restated financial statements for 2003, 2002 and 2001: inadequate procedures for appropriately assessing and applying accounting principles to complex transactions; lack of adequate finance and accounting staff to appropriately identify and evaluate accounting for transactions; inadequate procedures to ensure critical information regarding a transaction is known by the persons accounting for such transaction; and lack of application of GAAP to transactions due to perceived immateriality of transactions.

Since late 2002, we have added several experienced staff to our Finance and Accounting Departments. These included an Assistant Controller (new position), a Director of Financial Standards and Compliance (new position), a Senior Director of Investor Relations (replacement) and a new Chief Financial Officer (replacement, as the former CFO assumed a new position within the Company). During 2003 and 2004 up to the filing date of this amended Annual Report, we have further improved our internal control over financial reporting by, among other things, expanding supervisory activities and monitoring techniques and strengthening our procedures designed to ensure that information relating to transactions directly or indirectly involving the Company and its subsidiaries is made known to persons responsible for preparing our financial statements. We have also implemented revised checklists and additional management oversight of our accounting staff to ensure appropriate assessment and application of GAAP to all transactions, particularly complex transactions such as sales of real estate with continuing involvement that are governed by SFAS No. 66.

Other than the foregoing and the adjustments that are being made as described under “Explanatory Note” and Note 18 to our restated Consolidated Financial Statements, there have been no changes in our internal controls over financial reporting since December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires public companies, including us, with a fiscal year that ends on December 31 to report on the effectiveness of their internal control over financial reporting in their 2004 Annual Report on Form 10-K, which we are required to file with the SEC no later than March 16, 2005. Our independent auditor will be required to attest to that report. Our management, including our CEO and CFO, and our audit committee are working diligently to ensure that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On March 31, 2004, the Company filed a Proxy Statement for the Annual Meeting of Stockholders, which was held on May 18, 2004. The section under the heading “Election of Directors” of such Proxy Statement for the Annual Meeting of Stockholders held May 18, 2004 is incorporated herein by reference for information on directors of the Company. See ITEM X in Part I hereof for information regarding executive officers of the Company.

The Section under the heading “Committees of the Board of Directors – Audit Committee” of the Proxy Statement is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all employees and members of our Board of Directors. We have also adopted a separate Code of Ethics for our CEO and Senior Financial Officers. A copy of both Codes is available free of charge on our corporate website, which is http://www.highwoods.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of these Codes of Ethics by posting such information on our website as identified above. Our website also includes our board committee charters and our corporate governance guidelines. Alternatively, you may request any of this information free of charge by writing to us at Highwoods Properties, Inc., Investor Relations, 3100 Smoketree Court, Suite 600, Raleigh, NC 27604.

ITEM 11. EXECUTIVE COMPENSATION

The section under the heading “Election of Directors” entitled “Compensation of Directors” of the Proxy Statement and the section titled “Executive Compensation” of the Proxy Statement are incorporated herein by reference except for the 2003 Year-End Option Values table, which is superseded by the table below.

The following table sets forth information with respect to options held by the following Named Executive Officers as of December 31, 2003:

	Number of Securities Underlying Options at 2003 Year-End (1)		Value of Unexercised In-the-Money Options at 2003 Year-End (2), (3)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald P. Gibson	365,699	507,725	$1,266,306	$1,324,840
Edward J. Fritsch	264,792	249,427	$1,025,140	$646,716
Carman J. Liuzzo	213,595	193,127	$936,729	$500,787
Mack D. Pridgen III	176,297	172,620	$792,652	$447,570
Gene H. Anderson	42,516	94,113	$45,520	$153,484
Michael E. Harris	122,718	94,113	$295,132	$241,684

(1)	Options include incentive stock options and nonqualified stock options. Options have varying vesting schedules of no less than four year ratable vesting.

(2)	Represents the difference between a closing price of $25.40 per share of common stock on December 31, 2003 and the options’ exercise prices as adjusted by any Dividend Equivalent Right (“DER”) as described in (3) below.

(3)	196,660 nonqualified stock options granted to the Named Executive Officers in 1997 were accompanied by a DER pursuant to the 1997 Performance Award Plan. The Plan provided that if the total return on a share of common stock exceeds certain thresholds during the five-year vesting period ending in 2002, the exercise price of such stock options with a DER will be reduced under a formula that is based on dividends and other distributions that are made with respect to such a share during the period beginning on the date of grant and ending upon exercise of such stock option. Based on the performance of the common stock during the five-year vesting period and the level of dividends paid on common stock through December 31, 2003, the exercise price per share has been reduced by $8.12. As of December 31, 2003, 166,968 of these options held by the Named Executive Officers remain outstanding.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of Documents Filed as a Part of this Report

1.	Consolidated Financial Statements, Consolidated Financial Statement Schedules and Report of Independent Registered Public Accounting Firm. See Index on Page F-1

2.	Exhibits

Ex.	FN	Description

3.1	(1)	Amended and Restated Articles of Incorporation of the Company

3.2	(2)	Amended and Restated Bylaws of the Company

4.1	(2)	Specimen of certificate representing shares of Common Stock

4.2	(3)	Indenture among the Operating Partnership, the Company and First Union National Bank of North Carolina dated as of December 1, 1996

4.3	(4)	Specimen of certificate representing 8 5/8% Series A Cumulative Redeemable Preferred Shares

4.4	(5)	Specimen of certificate representing 8% Series B Cumulative Redeemable Preferred Shares

4.5	(6)	Specimen of certificate representing 8% Series D Cumulative Redeemable Preferred Shares

4.6	(6)	Specimen of Depositary Receipt evidencing the Depositary Shares each representing 1/10 of an 8% Series D Cumulative Redeemable Preferred Share

4.7	(6)	Deposit Agreement, dated April 23, 1998, between the Company and First Union National Bank, as preferred share depositary

4.8	(7)	Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent

4.9	(8)	Agreement to furnish certain instruments defining the rights of long-term debt holders

4.10	(17)	Amendment No. 1, dated as of October 7, 2003, to the Rights Agreement, dated as of October 7, 1997, between the Company and Wachovia Bank, N.A., as rights agent

10.1	(2)	Amended and Restated Agreement of Limited Partnership of the Operating Partnership

10.2	(4)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series A Preferred Units

10.3	(5)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series B Preferred Units

10.4	(6)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to Series D Preferred Units

10.5	(9)	Amendment to Amended and Restated Agreement of Limited Partnership of the Operating Partnership with respect to certain rights of limited partners upon a change of control

10.6	(10)	Form of Registration Rights and Lockup Agreement among the Company and the Holders named therein, which agreement is signed by all Common Unit holders

10.7	(11)	Amended and Restated 1994 Stock Option Plan

10.8	(8)	1997 Performance Award Plan

10.9	(12)	Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers

10.10	(13)	Form of warrants to purchase Common Stock of the Company issued to John L. Turner, William T. Wilson III and John E. Reece II

10.11	(14)	Form of warrants to purchase Common Stock of the Company issued to W. Brian Reames, John W. Eakin and Thomas S. Smith

Ex.	FN	Description

10.12	(15)	1999 Shareholder Value Plan

10.13	(16)	Amended and Restated Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein, dated as of July 17, 2003

21	(12)	Schedule of subsidiaries of the Company

23		Consent of Ernst & Young LLP

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998, each of which is incorporated herein by reference.

(2)	Filed as part of Registration Statement 33-76952 dated February 28, 1994 with the SEC and incorporated herein by reference.

(3)	Filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996 and incorporated herein by reference.

(4)	Filed as part of the Company’s Current Report on Form 8-K dated February 12, 1997 and incorporated herein by reference.

(5)	Filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and incorporated herein by reference.

(6)	Filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998 and incorporated herein by reference.

(7)	Filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and incorporated herein by reference.

(8)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(9)	Filed as part of the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(10)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(11)	Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(12)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Filed as part of Registration Statement 33-88364 with the SEC and incorporated herein by reference.

(14)	Filed as part of the Company’s Current Report on Form 8-K dated April 1, 1996 and incorporated herein by reference.

(15)	Filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(16)	Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(17)	Filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.

The Company will provide copies of any exhibit, upon written request, at a cost of $.05 per page.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on November 15, 2004.

HIGHWOODS PROPERTIES, INC.

By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch President and Chief Executive Officer

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

    of Highwoods Properties, Inc.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1, 18 and 19 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003 and the financial statement schedules listed in the Index at Item 15(a) have been restated.

In 2003, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” In 2002, as discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/S/ ERNST & YOUNG LLP

Raleigh, North Carolina

October 22, 2004

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

($ in thousands)

(Restated)

	December 31,
	2003	2002
Assets:
Real estate assets, at cost:
Land and improvements	$428,778	$445,235
Buildings and tenant improvements	3,114,304	3,158,636
Development in process	7,485	6,819
Land held for development	197,064	179,708
Furniture, fixtures and equipment	21,818	20,966

	3,769,449	3,811,364
Less – accumulated depreciation	(545,235)	(453,786)

Net real estate assets	3,224,214	3,357,578
Property held for sale	65,724	166,703
Cash and cash equivalents	21,551	15,796
Restricted cash	4,602	10,638
Accounts receivable, net of allowance of $1,235 and $1,457, respectively	18,176	17,713
Notes receivable	10,066	9,932
Accrued straight-line rents receivable	58,912	53,113
Investments in unconsolidated affiliates	62,417	60,353
Other assets:
Deferred leasing costs	103,350	92,225
Deferred financing costs	19,286	17,218
Prepaid expenses and other	10,443	11,455

	133,079	120,898
Less – accumulated amortization	(55,718)	(43,638)

Other assets, net	77,361	77,260

Total Assets	$3,543,023	$3,769,086

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,717,765	$1,793,760
Accounts payable, accrued expenses and other liabilities	101,608	110,260
Financing obligations	124,063	121,012
Co-venture obligation	—	43,511

Total Liabilities	1,943,436	2,068,543
Minority interest in the Operating Partnership	127,776	153,318
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at December 31, 2003 and 2002	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at December 31, 2003 and 2002	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at December 31, 2003 and 2002	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,474,403 and 53,400,195 shares issued and outstanding at December 31, 2003 and 2002, respectively	535	534
Additional paid-in capital	1,408,888	1,407,348
Distributions in excess of net earnings	(306,938)	(224,863)
Accumulated other comprehensive loss	(3,650)	(9,204)
Deferred compensation	(4,469)	(4,035)

Total Stockholders’ Equity	1,471,811	1,547,225

Total Liabilities and Stockholders’ Equity	$3,543,023	$3,769,086

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

($ in thousands, except per share amounts)

For the Years Ended December 31, 2003, 2002 and 2001

(Restated)

	2003	2002	2001
Rental and other revenues	$504,699	$521,725	$535,375
Operating expenses:
Rental property and other expenses	178,412	169,563	169,056
Depreciation and amortization	142,103	140,790	127,627
Impairment of assets held for use	—	9,919	—
General and administrative	25,269	26,192	23,386
Litigation expense	—	2,700	—

Total operating expenses	345,784	349,164	320,069

Interest expense:
Contractual	119,526	118,952	118,896
Amortization of deferred financing costs	4,405	3,469	4,038
Financing obligations	17,691	12,488	11,841

	141,622	134,909	134,775

Other income/expense:
Interest and other income	6,220	7,713	13,991
Loss on debt extinguishments	(14,653)	(378)	(714)
Gain on extinguishment of co-venture obligation	16,301	—	—

	7,868	7,335	13,277

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	25,161	44,987	93,808
Gains on disposition of property, net	12,316	22,692	21,910
Co-venture expense	(4,588)	(7,730)	(6,859)
Minority interest in the Operating Partnership	(813)	(4,347)	(10,776)
Equity in earnings of unconsolidated affiliates	4,952	5,640	7,536

Income from continuing operations	37,028	61,242	105,619
Discontinued operations:
Income from discontinued operations, net of minority interest	2,429	9,055	11,761
Gain on sale of discontinued operations, net of minority interest	8,487	11,580	—

	10,916	20,635	11,761

Net income	47,944	81,877	117,380
Dividends on preferred stock	(30,852)	(30,852)	(31,500)
Excess of preferred stock carrying value over repurchase value	—	—	1,012

Net income available for common stockholders	$17,092	$51,025	$86,892

Net income per common share – basic:
Income from continuing operations	$0.12	$0.57	$1.39
Income from discontinued operations	0.20	0.39	0.22

Net income	$0.32	$0.96	$1.61

Weighted average common shares outstanding – basic	52,940	52,970	54,032

Net income per common share – diluted:
Income from continuing operations	$0.12	$0.57	$1.37
Income from discontinued operations	0.20	0.38	0.22

Net income	$0.32	$0.95	$1.59

Weighted average common shares outstanding – diluted	53,522	53,587	54,654

Dividends declared per common share	$1.86	$2.34	$2.31

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Stockholders’ Equity

($ in thousands, except for number of common shares)

For the Years Ended December 31, 2003, 2002 and 2001

(Restated)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2000 (as reported)	58,124,205	$581	$125,000	$172,500	$100,000	$1,506,161	$(2,488)	$—	$(110,209)	$1,791,545
Restatement adjustments	—	—	—	—	—	18,299	(913)	—	(2,813)	14,573

Balance at December 31, 2000 (restated)	58,124,205	581	125,000	172,500	100,000	1,524,460	(3,401)	—	(113,022)	1,806,118
Issuance of Common Stock	72,256	—	—	—	—	2,636	—	—	—	2,636
Common Stock dividends	—	—	—	—	—	—	—	—	(125,380)	(125,380)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(31,500)	(31,500)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	26	—	—	—	26
Issuance of deferred compensation	84,661	—	—	—	—	3,032	(3,032)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	2,243	—	—	2,243
Repurchase of Common Stock	(5,389,300)	(52)	—	—	—	(134,702)	—	—	—	(134,754)
Repurchase of Preferred Stock	—	—	(20,055)	—	—	542	—	—	1,012	(18,501)
Other comprehensive loss	—	—	—	—	—	—	—	(9,441)	—	(9,441)
Net income	—	—	—	—	—	—	—	—	117,380	117,380

Balance at December 31, 2001	52,891,822	529	104,945	172,500	100,000	1,395,994	(4,190)	(9,441)	(151,510)	1,608,827
Issuance of Common Stock	249,297	2	—	—	—	5,604	—	—	—	5,606
Conversion of Common Units to Common Stock	257,121	3	—	—	—	7,471	—	—	—	7,474
Common Stock dividends	—	—	—	—	—	—	—	—	(124,378)	(124,378)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(1,904)	—	—	—	(1,904)
Issuance of deferred compensation	48,562	—	—	—	—	1,357	(1,357)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,512	—	—	1,512
Repurchase of Common Stock	(46,607)	—	—	—	—	(1,174)	—	—	—	(1,174)
Other comprehensive income	—	—	—	—	—	—	—	237	—	237
Net income	—	—	—	—	—	—	—	—	81,877	81,877

Balance at December 31, 2002	53,400,195	534	104,945	172,500	100,000	1,407,348	(4,035)	(9,204)	(224,863)	1,547,225
Issuance of Common Stock	99,039	1	—	—	—	1,975	—	—	—	1,976
Conversion of Common Units to Common Stock	318,249	3	—	—	—	7,824	—	—	—	7,827
Common Stock dividends	—	—	—	—	—	—	—	—	(99,167)	(99,167)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(2,537)	—	—	—	(2,537)
Issuance of deferred compensation	103,520	1	—	—	—	3,551	(3,552)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,118	—	—	3,118
Repurchase of Common Stock	(446,600)	(4)	—	—	—	(9,273)	—	—	—	(9,277)
Other comprehensive income	—	—	—	—	—	—	—	5,554	—	5,554
Net income	—	—	—	—	—	—	—	—	47,944	47,944

Balance at December 31, 2003	53,474,403	$535	$104,945	$172,500	$100,000	$1,408,888	$(4,469)	$(3,650)	$(306,938)	$1,471,811

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(Restated)

	2003	2002	2001
Operating activities:
Income from continuing operations	$37,028	$61,242	$105,619
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	123,771	122,309	114,343
Amortization of lease commissions	18,332	18,481	13,284
Amortization of deferred compensation	3,118	1,512	2,243
Amortization of deferred financing costs	4,405	3,469	4,038
Amortization of accumulated other comprehensive loss	1,688	1,543	1,565
Equity in earnings of unconsolidated affiliates	(4,952)	(5,640)	(7,536)
Gain on disposition of property, net	(12,316)	(22,692)	(21,910)
Gain on extinguishment of co-venture obligation	(16,301)	—	—
Impairment of assets held for use	—	9,919	—
Minority interest in the Operating Partnership	813	4,347	10,776
Loss on debt extinguishments	14,653	378	714
Transition loss upon adoption of SFAS No. 133	—	—	556
Loss on ineffective portion of derivative instruments	—	—	559
Discontinued operations	4,090	15,710	18,988
Change in financing obligations	3,660	4,235	4,711
Change in co-venture obligation	(987)	3,029	3,188
Changes in operating assets and liabilities:
Accounts receivable	(2,260)	9,825	(3,073)
Prepaid expenses and other assets	7,903	(7,606)	3,534
Accrued straight-line rents receivable	(8,576)	(4,798)	(11,317)
Accounts payable, accrued expenses and other liabilities	(13,146)	(695)	18,369

Net cash provided by operating activities	160,923	214,568	258,651

Investing activities:
Additions to real estate assets	(131,537)	(133,153)	(324,226)
Proceeds from disposition of real estate assets	245,471	235,399	157,001
Repayments of amounts due from unconsolidated affiliates	—	788	27,570
Distributions from unconsolidated affiliates	6,241	9,098	8,124
Investments in notes receivable	3,574	6,509	1,336
Other investing activities	415	2,526	(23,337)

Net cash provided by/(used in) investing activities	124,164	121,167	(153,532)

Financing activities:
Distributions paid on common stock and common units	(111,804)	(141,176)	(142,889)
Settlement of interest rate swap agreement	3,866	—	—
Dividends paid on preferred stock	(30,852)	(30,852)	(31,500)
Repurchase of preferred stock	—	—	(18,501)
Net proceeds from the sale of common stock	1,976	5,606	2,636
Repurchase of common stock and common units	(19,072)	(4,408)	(148,373)
Borrowings on revolving loans	279,500	211,500	594,000
Repayment of revolving loans	(282,000)	(382,500)	(365,500)
Borrowings on mortgages and notes payable	247,500	74,537	80,380
Repayment of mortgages and notes payable	(320,995)	(94,613)	(176,918)
Borrowings on financing obligations	—	41,226	—
Payments on financing obligations	(609)	(538)	(468)
Contributions from co-venture partner	—	—	1,248
Payments on co-venture obligation	(26,223)	—	—
Additions to deferred financing costs	(4,337)	(1,517)	(1,411)
Payments on debt extinguishments	(16,282)	(378)	(714)

Net cash used in financing activities	(279,332)	(323,113)	(208,010)

Net increase/(decrease) in cash and cash equivalents	5,755	12,622	(102,891)
Cash and cash equivalents at beginning of the year	15,796	3,174	106,065

Cash and cash equivalents at end of the year	$21,551	$15,796	$3,174

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows - Continued

($ in thousands)

For the Years Ended December 31, 2003, 2002 and 2001

(Restated)

Supplemental disclosure of cash flow information:

	2003	2002	2001
Cash paid for interest	$125,357	$128,891	$138,815

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired subject to mortgage notes payable and other non-cash transactions:

	2003	2002	2001
Assets:
Net real estate assets	$(52)	$29,553	$6,008
Cash and cash equivalents	—	353	40
Accounts receivable	(1,797)	139	—
Notes receivable	3,708	447	(4,169)
Investment in unconsolidated affiliates	3,801	(1,174)	2,296
Deferred financing costs	—	—	—
Prepaid and other	855	—	(214)

	$6,515	$29,318	$3,961

Liabilities:
Mortgages and notes payable	$—	$23,366	$3,922
Financing obligation		—	(1,774)
Accounts payable, accrued expenses and other liabilities	6,515	6,934	(748)

	$6,515	$30,300	$1,400

Minority Interest and Stockholders’ Equity:	$—	$(982)	$2,561

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(Restated)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Highwoods Properties, Inc. and its consolidated subsidiaries (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly owned assets include: 465 in-service office, industrial and retail properties; 213 apartment units; 1,305 acres of undeveloped land suitable for future development; and an additional four properties under development (collectively, the “Wholly Owned Properties”).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2003, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.5% of the common partnership interests (“Common Units”) in the Operating Partnership. Holders of Common Units may redeem them for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. In 2003, the Company redeemed in cash from limited partners (including certain officers and directors of the Company) 453,635 Common Units and converted 318,249 Common Units to shares of Common Stock, which increased the percentage of Common Units owned by the Company from 88.4% at December 31, 2002 to 89.5% at December 31, 2003. The Company’s weighted average ownership of Common Units during the year ended December 31, 2003 was 88.9%. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three preferred stock offerings in 1997 and 1998. The net proceeds raised from each of the three preferred stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights as more fully described in Note 9.

Basis of Presentation

The Consolidated Financial Statements of the Company include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority stockholders. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company consolidates partnerships, joint ventures and limited liability companies when the Company controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. The Company does not consolidate entities where the other interest holders have important rights, including approving decisions to encumber the entities with debt and acquire or dispose of properties. In addition, the Company consolidates those entities, if any, where the Company is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”)). All significant intercompany transactions and accounts have been eliminated.

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Code”), as amended. As a REIT, the Company generally will not be subject to federal or state income taxes on its net income that it distributes to stockholders. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. In June 1994, the Company formed a taxable REIT subsidiary, as permitted under the Code, through which it conducts certain business activities; the taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Company records provisions for such taxes, to the extent required, based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and that recognized for tax purposes.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Restated and Reclassified Financial Data. As more fully described in Notes 18 and 19, the Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 have been restated to reflect adjustments for certain asset sales in which the Company has continuing involvement to conform with paragraphs 25 through 29 of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” accounting for minority interest in the net income of the Operating Partnership, accounting for a debt retirement, and other matters. The adjustments resulted in the following increases/(decreases) in net income and in net income per share – basic and net income per share – diluted ($ in thousands, except per share):

	Years Ended December 31,
	2003	2002	2001
Net income	$(7,751)	$(11,584)	$(13,831)
Net income per share – basic	$(0.15)	$(0.22)	$(0.23)
Net income per share – diluted	$(0.14)	$(0.22)	$(0.24)

The Company also made certain reclassifications related to discontinued operations and for presentation of certain tenant reimbursements as revenue, rather than a reduction of operating expenses. Certain amounts originally reported in the December 31, 2002 and 2001 financial statements have been reclassified to conform to the December 31, 2003 presentation and accounting for discontinued operations. (See Note 12 for further discussion.) These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Minority interest in the Operating Partnership. Minority interest in the accompanying Consolidated Financial Statements relates to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of December 31, 2003, the minority interest in the Operating Partnership consisted of 6.2 million Common Units. As described in Note 18, the Company adjusted minority interest in the net income of the Operating Partnership. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense recorded for the period. In addition, when a common unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

Following is the minority interest in the net income of the Operating Partnership ($ in thousands):

	Years Ended December 31,
	2003	2002	2001
Minority Interest in continuing operations	$813	$4,347	$10,776
Amount related to income from discontinued operations	307	1,229	1,664
Amount related to gain on sale of discontinued operations	1,060	1,542	—

Total Minority Interest in net income of the Operating Partnership	$2,180	$7,118	$12,440

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. Expenditures directly related to the leasing of properties are included in other assets and are stated at cost in the Consolidated Balance Sheets. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and other costs incurred during the period of development. Interest costs are capitalized until the building is ready for its intended use. Construction expenditures include appropriate general and administrative costs, including compensation incurred in connection with specific construction projects. Leasing expenditures include appropriate general and administrative costs, including compensation incurred in connection with successfully securing leases on the properties. Estimated costs related to unsuccessful activities are expensed as incurred. If the Company’s assumptions regarding the successful efforts of development, construction and leasing are incorrect, the resulting adjustments could impact earnings.

Upon the acquisition of real estate, the Company assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired-in place leases and other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases.

The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers tenant improvements, leasing commissions and legal and other related expenses. The value of an in-place lease is amortized to depreciation and amortization expense over the remaining term of the respective lease. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of its related intangible asset is expensed.

The value of a tenant relationship is based on the Company’s overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on the Company’s acquisitions to date, the Company has deemed tenant relationships to be immaterial and have not allocated any amounts to this intangible asset.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” are satisfied; this determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, the Company records assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating cash flows, an impairment loss would be recorded for the difference between estimated fair value of the asset and the net carrying amount. The Company generally estimates the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter the Company’s assumptions, the discounted and/or undiscounted future operating cash flows estimated by the Company in its impairment analyses or those established by appraisal may not be achieved and the Company may be required to recognize future impairment losses on its properties held for sale and held for use.

As of December 31, 2003, the Company had 0.44 million square feet of property, 88 apartment units and 168.1 acres of land in various transactions totaling $90.3 million classified as assets held for sale. These real estate assets have a carrying amount of $65.7 million.

Sales of real estate. The Company accounts for sales of real estate in accordance with SFAS No. 66. For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions in accordance with the methods specified in SFAS No. 66. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, the Company evaluates the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Company determines which method is most appropriate based on the substance of the transaction.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

If the Company has an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or the Company guarantees the return of the buyer’s investment or a return on that investment for an extended period, the Company accounts for such transaction as a financing transaction. If the Company has an option to repurchase the property at a higher price and it is likely the Company will exercise this option, the transaction is accounted for as a financing. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If the Company has an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

For transactions treated as financings, the Company records the amounts received from the buyer as a financing obligation, and continues to keep the property and related accounts recorded on its books. The results of operations of the property, net of expenses other than depreciation (net operating income), are reflected as “interest expense” on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the current fair value to the extent fair value exceeds the original financing obligation. This adjustment is amortized over the expected term until termination of the option or obligation.

If the Company retains an interest in the buyer and provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, the Company accounts for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, the Company records a profit-sharing obligation for the amount of equity contributed by the other partner and continues to keep the property and related accounts recorded on its books. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for their percentage interest and reflected as “co-venture expense” in the Company’s Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Discontinued operations. Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144, provided that (1) the operations and cash flows of the property will be eliminated from the ongoing operations of the Company and (2) the Company will not have any significant continuing involvement in the operations of the property after it is sold. If the property is sold to a joint venture in which the Company retains an interest, the property will not be accounted for as a discontinued operation due to the Company’s ongoing interest in the operations through its joint venture interest. If the Company is retained to provide property management, leasing and/or other services for the property owner after the sale, the property will not be accounted for as a discontinued operation due to the Company’s ongoing interest in the operations through its providing of such services. The operations of properties classified as held for sale in which the Company could potentially provide future property management, leasing and/or other services are also not classified as discontinued operations. See Note 12 for further discussion.

Investments in joint ventures. The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting as the Company exercises significant influence, but does not control the major operating and financial policies of the entity regarding encumbering the entities with debt and the acquisition or disposal of properties. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for equity in earnings and cash contributions and distributions. To the extent the Company contributes assets to a joint venture, the difference between the Company’s cost basis in the assets and basis reflected at the joint venture level is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

From time to time, the Company contributes real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. The Company assesses its continuing involvement in the joint venture and accounts for the transaction according to the nature and extent of the involvement. If substantially all the risks and rewards of ownership have transferred, a gain is recognized to the extent of the third party investor’s interest and the Company accounts for its interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. However, if substantially all the risks and rewards have not transferred, depending upon the nature and extent of the involvement, the transaction is accounted for as a financing or profit-sharing arrangement or other alternate method of accounting rather than as a sale under paragraph 25 through 29 of SFAS No. 66 and the assets, liabilities and operations of such joint ventures are included on the Company’s Consolidated Financial Statements. See also “Sales of real estate” above.

Additionally, the joint ventures will frequently borrow money on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. The Company generally is not liable for the debts of its joint ventures, except to the extent of the Company’s equity investment, unless the Company has directly guaranteed any of that debt. (See Note 15 for further discussion). In most cases, the Company and/or its joint venture partners are required to guarantee customary limited exceptions to non-recourse liability in non-recourse loans.

Rental and other revenues. Rental and other revenues consist of the following ($ in thousands):

	Years Ended December 31,
	2003	2002	2001
Contractual rents	$439,163	$461,819	$468,406
Straight-line rental income, net	8,446	4,438	10,530
Property operating cost recovery income	41,341	45,709	44,361
Termination fees	6,043	4,367	3,421
Fee income	3,435	3,292	3,929
Other miscellaneous operating income	6,271	2,100	4,728

	$504,699	$521,725	$535,375

In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met: a fully executed lease termination agreement has been delivered, the tenant has vacated the space, the amount of the fee is determinable, and collectibility of the fee is reasonably assured.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. The Company records these payments as income each month. The Company makes adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to the Company’s best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, the Company computes each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issues a bill or credit for the appropriate amount. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared. The net amounts of any such adjustments have not been material in any of the years presented.

Operating expenses – rental property and other. Rental property and other operating expenses consist of the following ($ in thousands):

	Years Ended December 31,
	2003	2002	2001
Maintenance, cleaning and general building	$63,725	$63,384	$61,854
Utility, insurance and real estate taxes	92,471	90,167	89,146
Division and allocated administrative	13,725	11,783	13,305
Other miscellaneous operating expenses	8,491	4,229	4,751

	$178,412	$169,563	$169,056

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

Income taxes. The Company is a REIT for federal income tax purposes. A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. As of December 31, 2003, to maintain qualification as a REIT, the Company was required to distribute to its stockholders at least 90.0% of its REIT taxable income, excluding capital gains.

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

Concentration of credit risk. Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2003, the properties (excluding apartment units) to which the Company holds title and has 100.0% ownership rights (the “Wholly Owned Properties”) were leased to 2,407 tenants in 14 geographic locations. The Company’s tenants engage in a wide variety of businesses. No single tenant of the Company’s Wholly Owned Properties currently generates more than 3.4% of the Company’s consolidated revenues. In addition and as described in Note 15, in connection with various real estate sales transactions, the Company has guaranteed to the buyers the rental income during various future periods due from Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. The maximum exposure under these guarantees related to Capital One Services, Inc. aggregated $19.0 million at December 31, 2003.

Stock compensation. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As described in Note 14, the Company elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock options issued through December 31, 2002. During 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” which provides methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company elected the prospective method as defined by SFAS No. 148 for options issued on or after January 1, 2003.

Stock granted under the Company’s Shareholder Value Plan and certain options accompanied by a dividend equivalent right granted under the 1997 Performance Award Plan are accounted for using variable plan accounting. See Note 6 for further discussion.

Restricted stock grants. The Company has a long-term incentive plan under which it makes annual grants of restricted shares of Common Stock. The restricted shares generally vest 50.0% three years from date of grant and the remaining 50.0% five years from date of grant. Restricted shares issued through December 31, 2002 were recorded at market value on date of grant as unearned compensation expense (recorded in Stockholders’ Equity), which is amortized to expense over the vesting periods. Restricted shares issued on or after January 1, 2003 are measured at market value on date of grant and recognized compensation expense over the vesting period.

Fair value of derivative instruments. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits its exposure by following established risk management policies and procedures, including the use of derivatives. To mitigate its exposure to unexpected changes in interest rates, derivatives are used primarily to hedge against rate movements on the Company’s variable rate debt. The Company is required to recognize all derivatives as either assets or liabilities in its Consolidated Balance Sheets and to measure those instruments at fair value. Changes in fair value will affect either stockholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings per share. The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income available for common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed in the same manner except that the denominator is comprised of the weighted average number of shares of Common Stock plus the dilutive effect of options, warrants and convertible securities outstanding, using the “treasury stock” method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements.

Use of estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impact of Newly Adopted and Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds Statement No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS No. 145 related to the rescission of Statement No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Statement also requires gains and losses from the extinguishment of debt classified as an extraordinary item in prior periods presented that do not meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for classification as an extraordinary item to also be reclassified. The Company adopted SFAS No. 145 in the first quarter of 2003. In accordance with the statement, the Company reclassified losses on early extinguishment of debt of $0.4 million and $0.7 million, respectively, from an extraordinary item to other expense in its Consolidated Statements of Income for the years ended December 31, 2002 and 2001.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which changes the accounting for, and disclosure of, certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which differs from prior practice, under which a liability was recorded only when a loss was probable and could be reasonably estimated. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third party based on changes in an underlying asset, liability or equity security of the guaranteed party. However, a guarantee or an indemnification whose existence prevents the guarantor from being able to either account for a transaction as the sale of an asset that is related to the underlying guarantee or recognize in earnings the profit from that sale transaction is exempt from FIN 45. The disclosure requirements in FIN 45 are effective for interim and annual periods ending after December 15, 2002. The Company adopted the accounting and disclosures requirements under FIN 45 on January 1, 2003. As of December 31, 2003, the Company had various guarantees as further discussed in Note 15.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements related to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2002. On January 1, 2003, the Company adopted the fair value recognition provision prospectively for all awards granted on or after January 1, 2003. Under this provision, total compensation expense related to stock options is determined using the fair value of the stock options on the date of grant and is recognized on a straight-line basis over the option vesting period. The Company continues to account for stock options issued prior to January 1, 2003 under the guidance of APB Opinion No. 25. (See Note 14 for further discussion).

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. The Company adopted the provisions of FIN 46 for the Company’s interests in VIEs acquired subsequent to January 31, 2003. According to FIN 46 (revised December 2003), entities shall apply FIN 46 only to special-purpose entities subject to FIN 46 no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that the Company has no significant variable interests in special-purpose entities, FIN 46 became effective March 31, 2004. As of December 31, 2003, it was initially believed that when FIN 46 became effective, it was reasonably possible the Company would consolidate or disclose information about variable interest entities. Those entities would have consisted of two joint ventures with unrelated investors in which the Company had retained 50.0% or less minority equity interests. These joint ventures were formed for the development, management and leasing of office properties. However, on March 2, 2004, the Company acquired its partner’s interests in these entities and will now consolidate these entities, which eliminates any FIN 46 impact that was previously anticipated related to these joint ventures. (See Note 2 for further discussion). FIN 46 requires the Company to disclose its maximum exposure to loss as a result of its involvement with these entities, which would have been $6.0 million at December 31, 2003. The maximum exposure to loss assumes both that the Company would be required to fully satisfy its debt guarantees and that the Company experiences a complete loss of its equity investment in such entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance was applied prospectively. The provisions of SFAS No. 149 did not have an impact on our financial condition and results of operations. See Note 10 for further discussion of the Company’s derivative instruments.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. As of December 31, 2003, the provisions of SFAS No. 150 do not have a material impact on the Company’s financial condition or results of operations. The Company initially believed the implementation of FIN 46 at March 31, 2004, as mentioned above, would result in minority interest in VIEs, which would be classified as non-controlling interests in finite-life entities under SFAS No. 150. However, on March 2, 2004, the Company acquired its partner’s interests in these entities, which eliminated the minority interest in VIEs that was expected upon the implementation of FIN 46. (See Note 2 for further discussion). Additionally, at its October 29, 2003 meeting, the FASB voted to defer indefinitely SFAS No. 150 as it relates to non-controlling interests in finite-life entities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. The Company has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Company uses the equity method of accounting are not included on the Company’s balance sheet. Two joint ventures are accounted for as financing arrangements and/or as profit-sharing arrangements pursuant to SFAS No. 66, as described in Notes 3 and 18, and accordingly are not reflected in the tables below.

The following tables set forth information regarding the Company’s unconsolidated joint ventures as recorded on the joint ventures’ books at December 31, 2003 and 2002 ($ in thousands):

		December 31, 2003			December 31, 2002
	Percent Owned	Total Assets	Debt	Total Liabilities	Total Assets	Debt	Total Liabilities
Balance Sheet Data:
Board of Trade Investment Company	49.00%	$7,829	$749	$815	$7,778	$919	$1,071
Dallas County Partners (1)	50.00%	42,459	38,000	40,427	44,128	38,904	41,285
Dallas County Partners II (1)	50.00%	18,255	22,465	23,934	18,900	23,587	24,874
Fountain Three (1)	50.00%	34,524	29,924	31,860	37,159	30,958	32,581
RRHWoods, LLC (1)	50.00%	81,327	67,307	70,707	82,646	68,561	71,767
Kessinger/Hunter, LLC	26.50%	8,574	—	—	12,929	—	888
4600 Madison Associates, LP	12.50%	21,684	16,721	17,060	23,254	17,385	17,896
Highwoods DLF 98/29, LP	22.81%	139,741	67,241	69,522	140,696	68,209	70,482
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	114,777	59,027	61,841	118,057	59,688	62,601
Highwoods-Markel Associates, LLC	50.00%	51,661	40,000	41,128	16,026	11,625	12,583
MG-HIW Peachtree Corners III, LLC	50.00%	—	—	—	3,809	2,494	2,823
MG-HIW Metrowest I, LLC	50.00%	1,601	—	—	1,601	—	3
MG-HIW Metrowest II, LLC	50.00%	11,460	7,326	7,636	9,600	5,372	5,540
Concourse Center Associates, LLC	50.00%	14,489	9,695	9,933	14,896	9,859	10,193
Plaza Colonnade, LLC	50.00%	26,086	16,496	17,437	3,591	—	3

Total		$574,467	$374,951	$392,300	$535,070	$337,561	$354,590

		Year ended December 31, 2003					Year ended December 31, 2002
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$2,373	$1,604	$65	$408	$296	$2,670	$1,647	$83	$363	$577
Dallas County Partners (1)	50.00%	10,551	5,509	2,758	1,917	367	11,046	5,470	2,663	1,998	915
Dallas County Partners II (1)	50.00%	6,167	2,707	2,343	822	295	5,948	2,522	2,452	1,062	(88)
Fountain Three (1)	50.00%	6,939	3,129	2,220	1,535	55	6,884	2,850	2,143	1,516	375
RRHWoods, LLC (1)	50.00%	14,401	7,464	2,510	3,458	969	13,740	7,145	3,397	3,617	(419)
Kessinger/Hunter, LLC	26.50%	6,402	4,728	—	716	958	6,867	4,927	—	682	1,258
4600 Madison Associates, LP	12.50%	5,437	2,211	1,166	1,785	275	5,229	1,954	1,258	1,839	178
Highwoods DLF 98/29, LP	22.81%	19,359	5,518	4,589	3,464	5,788	20,301	5,549	4,653	3,391	6,708
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	15,893	4,376	4,591	4,034	2,892	16,859	4,465	4,635	3,968	3,791
Highwoods-Markel Associates, LLC	50.00%	3,342	1,834	1,135	632	(259)	3,191	1,642	1,032	562	(45)
MG-HIW Peachtree Corners III, LLC	50.00%	214	74	72	73	(5)	—	55	—	44	(99)
MG-HIW Rocky Point, LLC	50.00%	—	—	—	—	—	1,813	555	271	248	739
MG-HIW Metrowest I, LLC	50.00%	—	28	—	—	(28)	—	26	—	—	(26)
MG-HIW Metrowest II, LLC	50.00%	635	411	169	349	(294)	303	240	50	246	(233)
Concourse Center Associates, LLC	50.00%	2,082	542	726	305	509	2,113	539	681	302	591
Plaza Colonnade, LLC	50.00%	11	2	—	4	5	9	—	—	2	7

Total		$93,806	$40,137	$22,344	$19,502	$11,823	$96,973	$39,586	$23,318	$19,840	$14,229

(1)	Des Moines joint ventures.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

The following summarizes the formation and principal activities of the various unconsolidated joint ventures in which the Company has a minority equity interest.

Board of Trade Investment Company; Kessinger/Hunter, LLC; 4600 Madison Associates, LP

In connection with the Company’s merger with J.C. Nichols Company in July 1998, the Company acquired a 49.0% interest in Board of Trade Investment Company, a 30.0% interest in Kessinger/Hunter, LLC, and a 12.5% interest in 4600 Madison Associates, L.P. The Company is the property manager for the Board of Trade Investment Company and 4600 Madison Associates, L.P. joint ventures, for which it received fees of $0.1 million in each of 2003, 2002 and 2001. In addition, Kessinger/Hunter, LLC provides property management, leasing and brokerage services and provides certain construction related services to certain Wholly Owned Properties of the Company. Kessinger/Hunter, LLC received $2.7 million, $3.0 million and $5.8 million from the Company for these related services in 2003, 2002 and 2001, respectively. During 2002, the Company decreased its ownership interest in Kessinger/Hunter, LLC to 26.5%.

Des Moines Joint Ventures

Also in connection with the Company’s merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain joint venture properties located in the Des Moines area. As a result of the merger, the Company acquired an ownership interest of 50.0% or more in a series of nine joint ventures with R&R Investors (the “Des Moines Joint Ventures”). Certain of these properties were previously included in the Company’s Consolidated Financial Statements. On June 2, 1999, the Company agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest.

Highwoods DLF 98/29, L.P.

On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”) pursuant to which the Company sold or contributed certain office properties valued at approximately $142.0 million to a newly created limited partnership (the “DLF I Joint Venture”). DLF contributed approximately $56.0 million for a 77.19% interest in the DLF I Joint Venture and the DLF I Joint Venture borrowed approximately $71.0 million from third-party lenders. The Company retained the remaining 22.81% interest in the DLF I Joint Venture, received net cash proceeds of approximately $124.0 million and is the property manager and leasing agent of the DLF I Joint Venture’s properties. At the formation of this joint venture, the amount DLF contributed in cash to the venture was determined to be in excess of the amount required based on its ownership interest and on the final agreed-upon value of the real estate assets. The Company agreed to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2003, 2002 and 2001, of which $0.3 million in each year represented imputed interest expense.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

Highwoods DLF 97/26 DLF 99/32, L.P.

On May 9, 2000, the Company closed a transaction with Dreilander-Fonds 97/26 and 99/32 (“DLF II”) pursuant to which the Company contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project valued at approximately $110.0 million to a newly created limited partnership (the “DLF II Joint Venture”). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed approximately $50.0 million from a third-party lender. The Company initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of approximately $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Company decreased its ownership percentage to 42.93% as of December 31, 2001. The Company is the property manager and leasing agent of the DLF II Joint Venture’s properties and receives customary management and leasing commissions.

Highwoods-Markel Associates, LLC; Concourse Center Associates, LLC

During 1999 and 2001, the Company closed two transactions with Highwoods-Markel Associates, LLC and Concourse Center Associates, LLC pursuant to which the Company sold or contributed certain office properties to newly created limited liability companies. Unrelated investors contributed cash for a 50.0% ownership interest in the joint ventures. The Company retained the remaining 50.0% interest, received net cash proceeds and is the property manager and leasing agent of the joint ventures’ properties.

On December 29, 2003, the Company contributed an additional three in-service office properties encompassing 290,853 rentable square feet valued at approximately $35.6 million to the Highwoods-Markel, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain its 50.0% ownership interest and the joint venture borrowed and refinanced approximately $40.0 million from a third party lender. The Company retained its 50.0% ownership interest in the joint venture and received net cash proceeds of approximately $31.9 million. As a result, the Company recognized $2.7 million of the $5.4 million gain in accordance with SFAS No. 66, which represents the extent of the Company’s interest sold to outside parties. The Company is the manager and leasing agent for the properties and receives customary management fees and leasing commissions.

MG-HIW Development Joint Ventures

On December 19, 2000, the Company formed or agreed to form four development joint ventures with Denver-based Miller Global Properties, LLC (“Miller Global”) pursuant to which the Company contributed approximately $7.5 million of development land to various newly created limited liability companies and retained a 50.0% ownership interest. Three of these joint ventures have developed three properties that encompass an aggregate of 347,000 rentable square feet and that cost approximately $50.4 million in the aggregate. The Company was the developer of these properties. In addition, the Company is the property manager and leasing agent for the properties in all of these joint ventures. The fourth joint venture, MG-HIW Metrowest I, LLC, did not develop a property but holds development land.

On June 26, 2002, the Company acquired Miller Global’s interest in MG-HIW Rocky Point, LLC, which owned Harborview Plaza, a 205,000 rentable square foot office property, to bring its ownership interest in that entity to 100.0%. At that time, the Company consolidated the assets and liabilities and recorded revenues and expenses of that entity on a consolidated basis. (See also Note 3 for SF-HIW Harborview, LP discussion).

As a part of the MG-HIW, LLC acquisition on July 29, 2003 (See Note 3), the Company was assigned Miller Global’s 50.0% equity interest in MG-HIW Peachtree Corners III, LLC, which increased the Company’s ownership interest to 100.0%; the Company consolidated this entity from July 29, 2003 on. The entity owned a single property encompassing 53,896 square feet. The construction loan, which was made to this joint venture by a wholly owned affiliate of the Company, Highwoods Finance, LLC, had an interest rate of LIBOR plus 200 basis points and was paid in full on July 29, 2003 in connection with the assignment.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

In July 2003, the Company entered into an option agreement with its partner, Miller Global, to acquire Miller Global’s 50.0% interest in the assets encompassing 87,832 square feet of property and 7.0 acres of development land (zoned for the development of 90,000 square feet of office space) of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million, to bring its ownership interest in those entities to 100.0%.

On March 2, 2004, the Company exercised this option in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. At that time, the Company accounted for the assets and liabilities and recorded revenues and expenses of that entity on a consolidated basis. A $7.4 million construction loan to fund the development of this property, of which $7.3 million was outstanding at December 31, 2003, was paid in full by the Company at closing. (See Note 15 for further discussion).

Plaza Colonnade, LLC

On June 14, 2002, the Company contributed $1.1 million in cash to Plaza Colonnade, LLC, a newly formed limited liability company, for the construction of a 285,000 square foot development property. The Company has retained a 50.0% interest in this joint venture. On February 12, 2003, Plaza Colonnade, LLC signed a $61.3 million construction loan to fund the development of this property which is expected to cost $70.6 million. The Company is a co-developer of this property. The construction loan requires that the joint venture invest $9.3 million, $4.6 million of which will be the Company’s share. The Company and its joint venture partner have each guaranteed 50.0% of the loan. The loan repayment guarantees are reduced upon the project reaching certain predetermined criteria. In addition to the construction loan, the partners collectively provided $12.0 million in letters of credit, $6.0 million by the Company and $6.0 million by its partner. (See Note 15 for further discussion).

Other Unconsolidated Affiliates

On February 20, 2004, the Company and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LLC, which on February 26, 2004, acquired from a third-party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. The buildings are currently 91.1% occupied. The Company contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Company is the manager and leasing agent for this property and receives customary management fees and leasing commissions. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space.

See Note 4 for information regarding HIW-KC Orlando, LLC.

Development, Leasing and Management Fees

As discussed above, the Company receives development, management and leasing fees for services provided to certain of its joint ventures. Development, management and leasing fee income recognized by the Company during the years ended December 31, 2003, 2002 and 2001 are as follows ($ in thousands):

	Years Ended December 31,
	2003	2002	2001
Development fees	$205	$35	$541
Management and Leasing fees	1,229	1,415	1,251

Total fees	$1,434	$1,450	$1,792

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS

The following summarizes sale transactions that are accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 of SFAS No. 66, as described in Note 1, and as further described in Note 18.

MG-HIW, LLC

On December 19, 2000, the Company formed a joint venture with Miller Global, MG-HIW, LLC, pursuant to which the Company sold or contributed to MG-HIW, LLC 19 in-service office properties in Raleigh, Atlanta, Tampa (the “Non-Orlando City Groups”) and Orlando (collectively the “City Groups”) valued at approximately $335.0 million. As part of the formation of MG-HIW, LLC, Miller Global contributed approximately $85.0 million in cash for an 80.0% ownership interest and the joint venture borrowed approximately $238.8 million from a third-party lender. The Company retained a 20.0% ownership interest and received net cash proceeds of approximately $307.0 million. During 2001, the Company contributed a 39,000 square foot development project to MG-HIW, LLC in exchange for $5.1 million. The joint venture borrowed an additional $3.7 million under its existing debt agreement with a third party and the Company retained its 20.0% ownership interest and received net cash proceeds of approximately $4.8 million. The assets of each of the City Groups were legally acquired by four separate LLC’s for which MG-HIW, LLC was the sole member.

The non-Orlando City Groups consisted of 15 properties encompassing 1.3 million square feet and were located in Atlanta, Raleigh and Tampa. Based on the nature and extent of certain rental guarantees made by the Company with respect to these properties, the transaction did not qualify for sale treatment under SFAS No. 66. The transaction has been accounted for as a profit-sharing arrangement, which means that the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation has been established for the amount of equity contributed by Miller Global related to the non-Orlando City Group properties. The income from operations of the properties, excluding depreciation, is being allocated 80.0% to Miller Global (which represents its interest in the joint venture) and is reported as “co-venture expense” in these Consolidated Financial Statements. The Company continues to depreciate the properties and record all of the depreciation on its books. In addition to the co-venture expense, the Company recorded expense of $1.3 million, $0.7 million and $0.7 million related to payments made under the rental guarantees for the years ended December 31, 2003, 2002 and 2001, respectively.

On July 29, 2003, the Company acquired its partner’s 80.0% equity interest in the non-Orlando City Groups. The Company paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The Company recognized a $16.3 million gain in 2003 on the settlement of the $44.5 million co-venture obligation recorded on the books of the Company.

With respect to the Orlando City Group, which consists of five properties encompassing 1.3 million square feet located in the central business district of Orlando, the Company assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, the Company guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. See Note 15 for further discussion of the guarantee. The contribution of these Orlando properties is accounted for as a financing arrangement under SFAS No. 66 – see Note 18. Consequently, the assets, liabilities and operations related to the properties remain on the books of the Company and a financing obligation has been established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, is being allocated 80.0% to Miller Global and reported as “interest on financing obligation” in these Consolidated Financial Statements. This financing obligation is adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation would equal at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. The Company recorded interest expense on the financing obligation of $11.6 million, $10.1 million and $9.9 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees, for the years ended 2003, 2002 and 2001, respectively. The Company has continued to depreciate the Orlando properties and record all of the depreciation on its books.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS - Continued

On July 29, 2003, the Company also entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. On March 2, 2004, the Company exercised its option and acquired its partner’s 80.0% equity interest in the Orlando City Group of MG-HIW, LLC. The properties were 83.8% leased as of December 31, 2003 and were encumbered by $136.2 million of floating rate debt with interest based on LIBOR plus 200 basis points. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for the IRR guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

SF-HIW Harborview, LP

On September 11, 2002, the Company contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, the Company entered into a master lease agreement with Harborview LP for five years on the vacant space in the building (approximately 20% of the building); occupancy was 99.6% at September 30, 2004. The Company also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.4 million at December 31, 2003. Additionally, the Company’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which amount was intended to cover normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction as described in Notes 1 and 18. Consequently, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Company. As a result, the Company has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.6 million at December 31, 2003, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. The Company continues to depreciate the property and record all of the depreciation on its books. Any payments made under the master lease agreement were expensed as incurred ($0.4 million and $0.3 million was expensed during the years ended December 31, 2003 and 2002, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, the Company will record the transaction as a sale and recognize gain on sale.

Eastshore

On November 26, 2002, the Company sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS - Continued

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $15.9 million as of December 31, 2003. No payments were made by the Company during 2003 and 2002 in respect of these rent guarantees. However, in June 2004, the Company began to make monthly payments to the buyer at an annual rate of $0.1 million as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as prescribed by SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction, following the accounting method described in Note 1. Accordingly, the assets, liabilities and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.5 million was recorded which represents the amount received from the buyer. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on financing obligation. Payments made under the rent guarantees are charged to expense as incurred. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

4. DISPOSITIONS

Gains on disposition of properties, net, excluding gains or losses from discontinued operations, consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Gains and impairments on disposition of land, net	$3,836	$7,165	$4,702
Gains on disposition of depreciable properties	8,677	15,527	17,208
Impairments of depreciable properties	(197)	—	—

Total	$12,316	$22,692	$21,910

Gains on disposition of properties, net of minority interest, from discontinued operations, consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Gains on disposition of depreciable properties	$9,675	$17,179	$—
Impairments of depreciable properties	(128)	(4,057)	—
Allocable minority interest	(1,060)	(1,542)	—

Total	$8,487	$11,580	$—

During 2003, the Company sold approximately 3.3 million rentable square feet of office, industrial and retail properties, 122.8 acres of revenue-producing land and 108.5 acres of development land for gross proceeds of $221.6 million. The Company recognized gains, net of impairments, totaling $19.2 million related to these dispositions, of which $9.6 million was included in discontinued operations and $9.6 million was included in continuing operations. In addition, the Company contributed three properties consisting of 290,853 rentable square feet to Highwoods-Markel Associates, LLC in which the Company has a 50.0% equity interest. As a result, the Company recognized $2.7 million of the $5.4 million gain in continuing operations and deferred $2.7 million of the $5.4 million gain in accordance with SFAS No. 66. See Note 2 for further discussion.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISPOSITIONS - Continued

On June 16, 2004, the Company sold a 177,000 square foot building (the network operations center) located in the Highwoods Preserve Office Park in Tampa, Florida. Highwoods Preserve is a 816,000 square foot office park that has not been occupied since WorldCom vacated the space as of December 31, 2002. Net proceeds from the sale were approximately $18.6 million. The asset had a net book value of approximately $22.4 million. The Company recognized an impairment loss of approximately $3.7 million in April 2004 when the planned sale met the criteria to be classified as held for sale. In connection with the sale of the network operations center, the buyer also agreed to purchase a 3.3 acre tract of development land located in the office park for approximately $1.4 million, which is subject to the Company securing certain development rights for the land from the local municipality. The net book value of the land is approximately $0.6 million and was classified as held for sale in accordance with SFAS No. 144 in April 2004. This land sale is subject to customary closing conditions and no assurances can be provided that the disposition will occur. The remaining assets in the office park were classified as held for use as of December 31, 2003 and continue to be so classified in accordance with SFAS No. 144.

In May 2004, the Company executed two agreements to sell approximately 30.0 acres of land in suburban Baltimore, Maryland. The agreements provide for estimated net proceeds of approximately $6.1 million and the net book value of the land is $7.9 million. Accordingly, an impairment loss of approximately $1.8 million was recorded in May 2004 when the land was reclassified from held for use to held for sale. On September 30, 2004, one sale of 27.0 acres was consummated. The Company received $5.5 million in net proceeds. Sale of the remaining 3.0 acres is subject to customary closing conditions and no assurances can be provided that the disposition will occur.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by the Company. HIW-KC Orlando, LLC owns the Orlando City Group assets which were valued under the joint venture agreement at $212.0 million, including amounts related to the Company’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $41.4 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. The Company retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down the Company’s Revolving Loan and $13.6 million was used to pay down another loan of the Company. In connection with this transaction, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004 the Company included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, the Company agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. The Company recorded a $4.1 million liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. The Company believes its estimate related to the re-tenanting costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and the Company recognized a $15.9 million gain in June 2004. Since the Company has an ongoing 40.0% financial interest in the joint venture and since the Company is engaged by the joint venture to provide management and leasing services for the joint venture, for which it receives customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale will be included in continuing operations in the second quarter 2004.

During 2002, the Company sold approximately 2.0 million rentable square feet of office and industrial properties and 137.7 acres of development land for gross proceeds of $235.2 million. The Company recognized gains, net of impairments, of $35.8 million related to these dispositions, of which $13.1 million was included in discontinued operations and $22.7 million was included in continuing operations. The Company also sold three buildings in the Eastshore transaction, which was accounted for as a financing arrangement. See Notes 3 and 18 for further discussion. In September 2002, the Company contributed an office property to SF-HIW Harborview, LP and accounted for the contribution as a financing arrangement. See Notes 3 and 18 for further discussion.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISPOSITIONS - Continued

During 2001, the Company sold approximately 386,000 rentable square feet of office and industrial properties, 215.7 acres of development land and 1,672 apartment units for gross proceeds of $175.2 million. The Company recognized a gain of $20.2 million related to these dispositions of which all were included in continuing operations. The Company contributed 38,669 rentable square feet of office property to MG-HIW, LLC in July 2001. No gain or loss was recognized – see Note 3 for further discussion.

5. MORTGAGES AND NOTES PAYABLE

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2003 and 2002:

	2003		2002
	($ in thousands)
Mortgage loans payable:
9.0% mortgage loan due 2005	$35,170		$36,089
8.1% mortgage loan due 2005	27,257		28,004
8.2% mortgage loan due 2007	66,896		68,442
7.8% mortgage loan due 2009	88,322		89,946
7.9% mortgage loan due 2009	88,404		90,008
7.8% mortgage loan due 2010	140,498		142,841
6.0% mortgage loan due 2013	143,713		—
5.7% mortgage loan due 2013	127,500	(1)	—
4.5% to 9.1% mortgage loans due between 2005 and 2022	60,089	(2)	82,881
Variable rate mortgage loan due 2006	200,883	(3)	242,240
Variable rate mortgage loan due 2007	4,033		4,309

	982,765		784,760

Unsecured indebtedness:
6.75% notes due 2003	—	(1)	100,000
8.0% notes due 2003	—	(1)	146,500
7.0% notes due 2006	110,000		110,000
7.125% notes due 2008	100,000		100,000
8.125% notes due 2009	50,000		50,000
MOPPRS due 2013	—	(5)	125,000
Put Option Notes due 2011	100,000	(4)	100,000
7.5% notes due 2018	200,000		200,000
Term loan due 2005	20,000		20,000
Term loan due 2005	100,000	(1)	—
Unsecured Revolving loan due 2006	55,000		57,500

	735,000		1,009,000

Total	$1,717,765		$1,793,760

(1)	On December 1, 2003, $146.5 million of the Company’s 8.0% Notes and $100.0 million of the Company’s 6.75% Notes matured. The Company refinanced $127.5 million with 5.7% 10-year secured debt which had an effective rate of 5.25% after taking into consideration the effect of the interest rate swap hedging this debt. Another $100.0 million was refinanced with a 2-year unsecured bank term loan with a floating rate initially set at 1.3% over LIBOR. The balance, equaling $19.0 million, was repaid using funds from the Company’s $250.0 million revolving loan.

(2)	Includes $22.8 million related to the SF-HIW Harborview, LP, which has been accounted for as a financing arrangement and is included in the Company’s mortgages and notes payable in its Consolidated Balance Sheets. See Note 3.

(3)	Includes $136.2 million related to MG-HIW, LLC, which has been accounted for as a financing arrangement and is included in the Company’s mortgages and notes payable in its Consolidated Balance Sheets. See Note 3.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MORTGAGES AND NOTES PAYABLE - Continued

(4)	In 1997, the Operating Partnership sold $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”). The Put Option Notes bore an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes was required to be 6.39% plus the applicable spread determined as of June 10, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes on June 15, 2004 at 100.0% of the principal amount. The counter party exercised this option and acquired the Put Option Notes on June 15, 2004. On that same date, the Company exercised its option to acquire the Put Option Notes from the counter party for a purchase price equal to the sum of the present value of the remaining scheduled payments of principal and interest (assuming an interest rate of 6.39%) on the Put Option Notes, or $112.3 million. The difference between the $112.3 million and the $100.0 million was charged to loss on extinguishment of debt in the quarter ended June 30, 2004. The Company borrowed funds from its Revolving Loan to make the $112.3 million payment.

(5)	On February 2, 1998, the Company (through the Operating Partnership) sold $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) which were originally expected to mature on February 1, 2013. The fixed interest rate was 6.835% through January 31, 2003, and would be reset at that date at 5.715% plus a spread as determined under the terms of the MOPPRS. In connection with the original issuance, the Company granted a remarketing option to one of the underwriters for the MOPPRS, the consideration for which was reflected in the premium price of the bonds and aggregated $3.5 million. This consideration was deferred and included in deferred financing cost and was amortized to income over the term of the MOPPRS. The option, if exercised, allowed the option holder to purchase the MOPPRS on January 31, 2003 from the holders for $125.0 million and then resell the MOPPRS in a new offering to new investors at the reset interest rate (5.715% plus the spread). If the option holder did not exercise the option, the Company would be required to repurchase the MOPPRS for $125.0 million plus any accrued interest. The Company also had a one-time right to redeem the MOPPRS from the option holder on January 31, 2003 for $125.0 million plus the then present value of the remarketing option.

On January 28, 2003, the Company, the option holder and an intermediary entered into an agreement under which the option holder agreed to exercise its option to acquire the MOPPRS on January 31, 2003 and the intermediary agreed to acquire the MOPPRS from the option holder for $142.7 million. The intermediary and the Company also agreed to exchange the MOPPRS for new Company debt instruments in the future, subject to certain terms and conditions. The MOPPRS transactions between the option holder and the intermediary occurred on January 31, 2003 and the interest rate on the MOPPRS was reset at 8.975%. On February 4, 2003, a new $142.8 million mortgage loan with a third party, secured by 24 of the Company’s properties, was executed; this loan bears a fixed interest rate of 6.03% and matures in February 2013. The intermediary received the proceeds from the new mortgage loan, and the mortgage loan and the MOPPRS were then exchanged between the Company and the intermediary. The Company then retired the MOPPRS. The retirement of the MOPPRS has been accounted for as an extinguishment (See Note 18 to the Consolidated Financial Statements). Accordingly, $14.7 million was charged to loss on extinguishment of debt in the quarter ended March 31, 2003.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MORTGAGES AND NOTES PAYABLE - Continued

The following table sets forth the principal payments due on the Company’s long-term debt as of December 31, 2003 ($ in thousands):

	Total	Amounts due during year ending December 31,					Thereafter
		2004	2005	2006	2007	2008
Fixed Rate Debt:
Unsecured (1):
Put Option Notes (2)	$100,000	$100,000	$—	$—	$—	$—	$—
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage loans payable (3)	777,849	12,871	81,447	19,362	79,476	14,343	570,350

Total Fixed Rate Debt	1,337,849	112,871	81,447	129,362	79,476	114,343	820,350

Variable Rate Debt: (4)
Unsecured:
Term Loans	120,000	—	120,000	—	—	—	—
Revolving Loan (5)	55,000	—	—	55,000	—	—	—
Secured:
Mortgage loans payable (3)	204,916	235	279	201,175	3,227	—	—

Total Variable Rate Debt	379,916	235	120,279	256,175	3,227	—	—

Total Long Term Debt	$1,717,765	$113,106	$201,726	$385,537	$82,703	$114,343	$820,350

(1)	The Operating Partnership’s $560.0 million of unsecured notes bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at the Company’s option, subject to certain conditions including the payment of make-whole amounts. The Company’s fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.

(2)	The Put Option Notes were extinguished in June 2004.

(3)	The mortgage loans payable are secured by real estate assets with an aggregate carrying value of $1.6 billion at December 31, 2003.

(4)	The Company has various interest rate hedging arrangements, as described in Note 10 to the Consolidated Financial Statements.

(5)	In July 2003, the Company amended and restated its existing revolving loan and two bank term loans. The amended and restated $250.0 million revolving loan (the “Revolving Loan”) is from a group of nine lender banks, matures in July 2006 and replaces its previous $300.0 million revolving loan.

In March 2004, the Company amended its Revolving Loan and two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants.

In June 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the $12.3 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit sharing arrangements under SFAS No. 66, as described in Note 18, from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the anticipated settlement of a claim against WorldCom (see Note 20).

In early October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003, as described above and in Note 18.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. MORTGAGES AND NOTES PAYABLE - Continued

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

The Revolving Loan carries an interest rate based upon the Company’s senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at LIBOR plus 105 basis points. The terms of the Revolving Loan require the Company to pay an annual facility fee equal to .25% of the aggregate amount of the Revolving Loan. The Company currently has a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded the Company’s assigned credit rating from Baa3 to Ba1. If Standard and Poor’s or Fitch Inc. were to lower the Company’s credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under the Company’s Revolving Loan would be automatically increased by 60 basis points.

Other Information

The terms of the Revolving Loan and the indenture that governs the Company’s outstanding notes require the Company to comply with certain operating and financial covenants and performance ratios. The Company is currently in compliance with all such requirements.

Total interest capitalized was approximately $1.2 million, $7.0 million and $16.9 million in 2003, 2002 and 2001, respectively.

As of December 31, 2003, the Company had $19.3 million of deferred financing costs, with $6.7 million of accumulated amortization. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds, notes payable and public debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is shown as amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs will be as follows ($ in thousands):

	Contractual Interest	Deferred Financing	Total
2004	$15	$3,416	$3,431
2005	251	2,840	3,091
2006	239	1,354	1,593
2007	111	823	934
2008	70	654	724
Thereafter	336	2,438	2,774

	$1,022	$11,525	$12,547

In June 2004, $0.9 million of unamortized deferred financing costs were written off in connection with the early extinguishment of the $136.2 million secured loan related to the MG-HIW Orlando assets sold to a 40.0% owned joint venture with Kapital Consult, as described in Note 4.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. EMPLOYEE BENEFIT PLANS

Management Compensation Program

The Company’s officers participate in an annual cash incentive bonus program whereby they are eligible for cash bonuses based on a percentage of their annual base salary. Each officer’s target level bonus is determined by competitive analysis and the executive’s ability to influence overall performance of the executive’s business unit and/or of the Company as a whole and, ranges from 40.0% to 85.0% of base salary depending on position in the Company. The eligible bonus percentage for each officer is determined by a weighted average of business unit and Company actual performance using various financial and operating metrics that can change from year to year. To the extent this weighted average is less than or exceeds the targeted performance level for these metrics, the bonus percentage paid is proportionally reduced or increased on a predetermined scale. Depending on actual performance, annual incentive bonuses could range from zero to 200% of an officer’s target level bonus. Bonuses are accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

Certain other members of management participate in an annual cash incentive bonus program whereby a target level cash bonus is established based upon the job responsibilities of their position. Cash bonus eligibility ranges from 5.0% to 40.0%. The actual cash bonus is determined by the overall performance of the Company and the individual’s performance during each year. These bonuses are also accrued in the year earned and are included in accrued expenses in the Consolidated Balance Sheets.

On January 1, 1999, the Company established a compensation program that allows officers and certain other members of management to participate in a long-term incentive plan that includes annual grants of stock options, restricted shares and grants of units in the Shareholder Value Plan. Twenty-five percent of the number of shares in each option grant vests at the end of each of the first four years from date of grant. The options remain outstanding for ten years from date of grant.

The restricted shares generally vest 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Such shares are no longer restricted after the vesting date. The restricted share awards are amortized to expense over the restriction periods. Recipients are eligible to receive dividends on restricted stock issued. Restricted stock and annual expense information is as follows:

	Year Ended December 31,
	2003	2002	2001
Restricted shares outstanding at January 1	252,355	211,669	127,008
Number of restricted shares awarded	104,076	78,969	89,910
Restricted shares vested	(21,693)	(7,876)	—
Restricted shares repurchased upon cancellation or forfeiture	(556)	(30,407)	(5,249)

Restricted shares outstanding at December 31	334,182	252,355	211,669

Annual expense	$1,937,000	$1,158,000	$1,053,000

Average fair value per share at date of grant	$24.03	$24.90	$24.82

Under the Shareholder Value Plan, participating officers are granted units in the plan each year. The units will produce a cash payment at the end of three years if the Company’s total return measured by increases in the market value of the Common Stock plus the dividends on those shares exceeds a comparable index of the Company’s peers over a three year period. If the Company’s performance is not at least 100.0% of the peer group index, no payout is made. To the extent performance exceeds the peer group, the payout increases. A new three-year plan cycle begins each year under this program. There were no cash payouts under this plan for the years ended December 31, 2003, 2002 or 2001, respectively. This plan is accounted for under variable plan accounting and accordingly, at each period-end, a liability equal to the current computed value under the plan for all outstanding plan units, adjusted for the three-year vesting period, is recorded with corresponding charges or credits to compensation expense. Compensation expense (income) recognized under this plan amounted to $0 in 2003, $(846,000) in 2002 and $846,000 in 2001.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. EMPLOYEE BENEFIT PLANS - Continued

In 1997, the Company adopted the 1997 Performance Award Plan under which 349,990 option shares granted to certain executive officers were accompanied by a dividend equivalent right (“DER”). No other options granted by the Company since 1997 have been accompanied by a DER. The Plan provided that if the total return on a share of common stock exceeded certain thresholds during the five-year vesting period ending in 2002, the exercise price of the options would be reduced by an amount based on dividends and other distributions made with respect to such a share during the period beginning on the date of grant of the stock options and ending when the options are exercised or expire. At the end of the five-year vesting period, the total return performance resulted in a reduction in the option exercise price of $6.098 per share. Since then, the exercise price per option share has been further reduced by $2.02 through December 31, 2003 as a result of the dividend payments on common shares. Because of the exercise price reduction feature, the stock options accompanied by a DER are accounted using variable accounting as provided in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As a result, the Company recorded compensation expense of $1.2 million, $0.4 million and $1.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003 there were 244,569 options with an accompanying DER still outstanding.

The Company also established a deferred compensation plan pursuant to which various officers may elect to defer a portion of the compensation that otherwise would be paid in exchange for investment in units of phantom common stock in the Company or in other investments unrelated to the Company’s securities. At the end of each calendar quarter, any officer that elects to defer compensation in phantom stock is credited with units of phantom stock at a 15.0% discount. The units of phantom stock accrue dividends in an amount equal to the dividends paid on the Company’s common stock. If the officer leaves employment for any reason (other than death, disability, normal retirement or voluntary termination by the Company) within two years after the end of the year in which such officer has deferred compensation, such officer will incur a penalty with respect to amounts deferred in phantom stock. The Company records compensation expense for the full amount of compensation deferred by participating officers in each deferral period. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of the Company’s Common Stock from the date of the deferral, which aggregated $0.7 million, $0.2 million and $0.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base compensation. At the end of each three-month offering period, the contributions in each participant’s account balance is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. Employees purchased 50,812, 47,488 and 40,935 shares of Common Stock under the Employee Stock Purchase Plan during the years ended December 31, 2003, 2002 and 2001, respectively. The discount on issued shares is expensed by the Company as additional compensation and aggregated $0.2 million, $0.1 million and $0.0 million in 2003, 2002 and 2001, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. RENTAL INCOME

The Company’s real estate assets are leased to tenants under operating leases, substantially all of which expire over the next 10 years. The minimum rental amounts under the leases are generally either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse the Company for increases in certain costs above the base-year costs.

Expected future minimum rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2003 for the Company’s Wholly Owned Properties are as follows ($ in thousands):

2004	$375,284
2005	329,378
2006	273,647
2007	223,458
2008	171,331
Thereafter	427,043

$1,800,141

8. RELATED PARTY TRANSACTIONS

The Company has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer/director of the Company. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Company and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, the Company received proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2003 and a gain of $1.0 million related to the condemnation of the development land is included in gain on disposition of land in the Company’s Consolidated Statement of Income for the year ended December 31, 2003. The Company believes that the purchase price with respect to each transaction did not exceed market value. These transactions were unanimously approved by the executive committee and the full Board of Directors (with the related executive officer/director abstaining from the vote).

During 2000, in connection with the formation of MG-HIW Peachtree Corners III, LLC, a construction loan was made by an affiliate of the Company to this joint venture. Interest accrued at a rate of LIBOR plus 200 basis points. This construction loan was repaid in full in July 2003 when the Company was assigned its partner’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC.

From 1998 to 2002, the Company advanced a total of $0.8 million to an officer/director related to certain expenses to be paid by the Company on behalf of that officer/director. During 2002, this advance, along with accrued interest, was repaid by the officer/director.

9. STOCKHOLDERS’ EQUITY

Common Stock Dividends

Quarterly dividends paid per share of Common Stock aggregated $1.86, $2.34 and $2.31 for the years ended December 31, 2003, 2002 and 2001, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY - Continued

The following table summarizes the estimated taxability of dividends paid for federal income tax purposes:

	2003	2002	2001
Per share:
Ordinary income	$0.39	$1.26	$1.81
Capital gains	0.29	0.55	0.33
Return of capital	1.18	0.53	0.17

Total	$1.86	$2.34	$2.31

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change. As of December 31, 2003, the tax basis of the Company’s assets and liabilities was $2.5 billion and $1.5 billion, respectively.

On February 2, 2004, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 5, 2004 to stockholders of record on February 13, 2004. On April 29, 2004, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on June 4, 2004 to stockholders of record on May 10, 2004. On July 27, 2004, the Board declared a cash dividend of $0.425 per share of Common Stock payable on September 3, 2004 to stockholders of record on August 9, 2004. On October 26, 2004, the Board declared a cash dividend of $0.425 per share of Common Stock payable on December 3, 2004 to stockholders of record on November 8, 2004.

Preferred Stock

On February 12, 1997, the Company issued 125,000 8 5/8% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”). The Series A Preferred Shares are non-voting and have a liquidation preference of $1,000.00 per share for an aggregate liquidation preference of $125.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued were $121.8 million. Holders of the Series A Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for payment of dividends, cumulative preferential cash distributions at a rate of 8 5/8% of the liquidation preference per annum (equivalent to $86.25 per share). On or after February 12, 2027, the Series A Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. On June 19, 2001, the Company repurchased in a privately negotiated transaction 20,055 of these shares at $922.50 per share, for a total purchase price of $18.5 million. For each Series A Preferred Share repurchased by the Company, one equivalent Series A Preferred Unit of the Operating Partnership was retired. In accordance with Emerging Issues Task Force Topic D-42, “The Effect on Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” the Company has classified the excess of the carrying value of the Preferred Stock, net of issuance costs, over the repurchase value as an increase in the income available to common stockholders. Of the $86.25 dividend paid per Series A Preferred Share in 2003, $49.24 was taxable as ordinary income and $37.01 was taxable as capital gain.

On September 25, 1997, the Company issued 6,900,000 8% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”). The Series B Preferred Shares are non-voting and have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $172.5 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series B Preferred Shares issued were $166.3 million. Holders of the Series B Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for payment of dividends, cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $2.00 per share). On or after September 25, 2002, the Series B Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $2.00 dividend paid per Series B Preferred Share in 2003, $1.14 was taxable as ordinary income and $0.86 was taxable as capital gain.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. STOCKHOLDERS’ EQUITY - Continued

On April 23, 1998, the Company issued 4,000,000 depositary shares (the “Series D Depositary Shares”), each representing a 1/10 fractional interest in an 8.0% Series D Cumulative Redeemable Preferred Share (the “Series D Preferred Shares”). The Series D Preferred Shares are non-voting and have a liquidation preference of $250.00 per share for an aggregate liquidation preference of $100.0 million plus accrued and unpaid dividends. The net proceeds (after underwriting commission and other offering costs) of the Series D Preferred Shares issued were $96.8 million. Holders of Series D Preferred Shares are entitled to receive, when, as and if declared by the Company’s Board of Directors out of funds legally available for payment of dividends, cumulative preferential cash distributions at a rate of 8.0% of the liquidation preference per annum (equivalent to $20.00 per share). On or after April 23, 2003, the Series D Preferred Shares may be redeemed for cash at the option of the Company. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include shares of other series of preferred stock. Of the $20.00 dividend paid per Series D Preferred Share in 2003, $11.42 was taxable as ordinary income and $8.58 was taxable as capital gain.

The net proceeds raised from each of three preferred stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective preferred stock as to distributions, liquidation and redemption rights.

Stockholder Rights Plan

The Company currently has in effect a stockholder rights plan pursuant to which existing stockholders would have the ability to acquire additional Common Stock at a significant discount in the event a person or group attempts to acquire the Company on terms of which the Company’s current board does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of the Company’s stockholders. The rights plan should not interfere with any merger or other business combination the board of directors approves since the Company may generally terminate the plan at any time at nominal cost.

Dividend Reinvestment Plan

The Company has instituted a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The Company currently repurchases Common Stock in the open market for purposes of fulfilling its obligations under the Dividend Reinvestment and Stock Purchase Plan but may elect to issue additional shares of Common Stock in lieu of open market purchases.

Stock Repurchases

During 2003, the Company repurchased a total of 446,600 shares of Common Stock at a weighted average price of $20.73 per share. Since commencement of its initial repurchase plan in 1999, the Company has repurchased 10.0 million shares of Common Stock at a weighted average price of $23.87 per share for a total purchase price of $237.9 million. At December 31, 2003, the Company has 5.1 million shares of Common Stock and Common Units remaining under its previously announced share repurchase programs.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, as amended by SFAS No. 149, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or will be recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate its interest rate risk with respect to various debt instruments. The Company does not hold these derivatives for trading or speculative purposes.

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

On the date that the Company enters into a derivative contract, the Company designates the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge) or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedges are effective, are recorded in AOCL, until earnings are affected by the hedged transaction (i.e., until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) forecasted transactions. The Company also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. When the Company determines that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

During the year ended December 31, 2003, the Company entered into and subsequently terminated a treasury lock agreement to hedge the change in the fair market value of the MOPPRS and related remarketing option issued by the Operating Partnership. The termination of this treasury lock agreement resulted in a payment of $1.5 million to the Company, which was included as part of the $14.7 million loss on extinguishment recorded in early 2003 – see Note 5.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

In addition, during the year ended December 31, 2003, the Company entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges. The unamortized effective portion of the cumulative gain on these derivative instruments was $3.9 million at December 31, 2003 and is being reported as a component of AOCL in stockholders’ equity. This deferred gain will be recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing affects net income. The Company expects that approximately $0.3 million will be recognized in 2004.

In 2003, the Company also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fixed the one month LIBOR rate on $20.0 million of floating rate debt at 0.99% from August 1, 2003 to January 1, 2004 and at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative gain on these derivative instruments was $0.02 million at December 31, 2003. The Company expects that the portion of the cumulative gain recorded in AOCL at December 31, 2003 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.04 million.

At December 31, 2003, approximately $6.0 million of deferred financing costs from past cash flow hedging instruments remained in AOCL. These costs will be recognized as interest expense as the underlying debt is repaid. The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2003 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.8 million.

11. OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) represents net income plus the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows ($ in thousands):

	December 31, 2003	Decemberd 31, 2002
Net income	$47,944	$81,877
Other comprehensive income/(loss):
Realized derivative gains/(losses) on cashflow hedges	3,866	(1,306)
Amortization as interest expense of hedging gains and losses included in other comprehensive income/(loss)	1,688	1,543

Total other comprehensive income	5,554	237

Total comprehensive income	$53,498	$82,114

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in APB Opinion No. 30. SFAS No. 144 was effective as of January 1, 2002 and extended the reporting requirements of discontinued operations to include those long-lived assets that were classified as held for sale at December 31, 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002, or were sold during 2002 or 2003 as a result of disposal activities that were initiated subsequent to January 1, 2002, and the operations and cash flows have been or will be eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations after the disposal transaction. As a result, assets which do not satisfy these requirements, have been excluded from discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

Per SFAS No. 144, those long-lived assets that were sold during 2002 as a result of disposal activities initiated prior to January 1, 2002 should be accounted for in accordance with SFAS No. 121 and APB Opinion No. 30. During 2002, the Company sold three properties as a result of disposal activities initiated prior to January 1, 2002, and the gains realized on these sales are appropriately included in the gains on disposition of property, net in the Company’s Consolidated Statements of Income.

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties or other properties in order to use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Company’s Consolidated Statements. These assets classified as discontinued operations comprise 2.3 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2002 and 2003 and 0.3 million square feet of property and 88 apartment units held for sale at December 31, 2003. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations and cash flows of these assets have been or will be eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations after the disposal transaction ($ in thousands):

	Year Ended December 31,
	2003	2002	2001
Rental and other revenues	$7,340	$24,269	$28,506
Operating expenses:
Rental property and other expenses	2,283	6,990	8,122
Depreciation and amortization	1,354	5,426	5,563

Total operating expenses	3,637	12,416	13,685
Interest expense	1,000	1,719	1,719
Other income	33	150	323

Income before minority interest in the Operating Partnership and gain on sale of discontinued operations	2,736	10,284	13,425
Minority interest in discontinued operations	(307)	(1,229)	(1,664)

Income from discontinued operations net of minority interest in the Operating Partnership	2,429	9,055	11,761

Gain on sale of discontinued operations	9,547	13,122	—
Minority interest in discontinued operations	(1,060)	(1,542)	—

Gain on sale/impairment of discontinued operations, net of minority interest in the Operating Partnership	8,487	11,580	—

Total discontinued operations	$10,916	$20,635	$11,761

Carrying value of assets held for sale and assets sold during the year	$24,268	$85,801	$202,327

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During 2003, the Company had determined that the carrying value of two office properties held for sale, which have now been sold, was greater than their fair value less cost to sell and has recognized a $0.1 million impairment loss, which is included in gain on sale of discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2003. For 2002, the impairment loss related to two additional properties whose carrying value was greater than their fair value less cost to sell, which have now been sold, was $4.1 million. This impairment loss is included in gain on sale of discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2002.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. At December 31, 2003, because there were no properties held for use with indicators of impairment where the carrying value exceeds the sum of undiscounted future cash flows, no impairment loss related to properties held for use was recognized during the year ended December 31, 2003. For the year ended December 31, 2002, the impairment loss based on this criteria was $0.8 million. In addition, in 2002, the Company recognized a $9.1 million impairment loss related to one office property that has been demolished and may be redeveloped into a class A suburban office property in the future. The carrying value of this property exceeded the sum of its undiscounted future cash flows. These impairment losses aggregating $9.9 million are included as “impairment of assets held for use” in the Consolidated Statements of Income for the year ended December 31, 2002.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
	($ in thousands, except per unit amounts)
Numerator:
Net income	$47,944	$81,877	$117,380
Non-convertible preferred stock dividends (1)	(30,852)	(30,852)	(31,500)
Excess of preferred stock carrying value over repurchase value	—	—	1,012

Numerator for basic earnings per share — income available to common stockholders	$17,092	$51,025	$86,892

Numerator for diluted earnings per share – net income available to common stockholders – after assumed conversions	$17,092	$51,025	$86,892

Denominator:
Denominator for basic earnings per share - weighted-average shares	52,940	52,970	54,032
Effect of dilutive securities:
Employee stock options (1)	247	356	420
Warrants (1)	3	5	6

Dilutive potential common shares	250	361	426
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	53,522	53,587	54,654

Basic earnings per common share	$0.32	$0.96	$1.61

Diluted earnings per common share (2)	$0.32	$0.95	$1.59

(1)	For additional disclosures regarding outstanding preferred stock, employee stock options and warrants, see Notes 9 and 14 included herein.
(2)	The outstanding Common Units and related Minority Interest in the income of the Operating Partnership are excluded from diluted earning per common share in each period since the effect would be anti-dilutive.

The number of shares of Common Stock that could be issued upon the exercise of warrants and stock options are as follows:

	December 31, 2003	December 31, 2002
Outstanding warrants	921,715	921,715
Outstanding stock options	4,370,648	3,672,245
Possible future issuance under stock option plan	656,285	1,410,988

	5,948,648	6,004,948

As of December 31, 2003, the Company had 146,525,597 shares of Common Stock available to be issued.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK OPTIONS AND WARRANTS

As of December 31, 2003, 6.0 million shares of the Company’s authorized Common Stock were reserved for issuance under the Amended and Restated 1994 Stock Option Plan. Stock options granted under this plan generally vest over a four or five-year period beginning with the date of grant.

In 1995, FASB issued SFAS No. 123. SFAS No. 123 recommends the use of a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period (generally the vesting period of the award). However, SFAS No.123 specifically allows an entity to continue to measure compensation cost under APB Opinion No. 25, so long as pro forma disclosures of net income and earnings per share are made as if SFAS No. 123 had been adopted. Through December 31, 2002, the Company elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options. In 2002 and 2001, 494,329 and 95,443 options were exercised whereby the Company simultaneously repurchased shares from the employees sufficient to pay for the option exercise price and the employees’ withholding taxes. Accordingly, these option exercises were considered to represent new measurement dates and the entire intrinsic value of the options was expensed in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Options, An Interpretation of APB Opinion No. 25.” The amounts expensed aggregated $3.7 million and $1.2 million during the years ended December 2002 and 2001, respectively. There were no similar option exercises during the year ended December 31, 2003.

In December 2002, the FASB issued SFAS No. 148 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. The Company applied the prospective method of accounting and expenses all employee stock options (and similar awards) issued on or after January 1, 2003 over the vesting period based on the fair value of the award on the date of grant. The adoption of this statement did not have a material impact on the Company’s results of operations.

Under SFAS No. 123, the fair value of a stock option is estimated by using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. SFAS No. 123 provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Company used to develop its pro forma disclosures. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK OPTIONS AND WARRANTS - Continued

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, only options granted subsequent to that date were valued using the Black-Scholes model. The fair values of the options granted in 2003 were estimated at the grant dates using the following weighted average assumptions: risk-free interest rates of 2.98% and 3.94%, dividend yield of 8.71% and 11.05%, expected volatility of 17.10% and 20.39% and a weighted average expected life of the options of four years. The fair value of the options granted in 2002 was estimated at the grant dates using the following weighted average assumptions: risk-free interest rates ranging between 3.64% and 4.06%, dividend yield of 8.70%, expected volatility of 22.72% and a weighted average expected life of the options of four years. The fair values of the options granted in 2001 were estimated at the grant dates using the following weighted average assumptions: risk-free interest rates ranging between 5.76% and 6.11%, dividend yield of 9.00%, expected volatility of 17.20% and a weighted average expected life of the options of four years. Had the compensation cost for the Company’s stock option plans for options issued before January 1, 2003 been determined based on the fair values at the grant dates for awards granted between January 1, 1995 and December 31, 2002 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have decreased to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands, except per share amounts)
Net income available for common stockholders — as reported	$17,092	$51,025	$86,892
Add: Stock option expense included in reported net income	1,249	354	1,190
Deduct: Total stock option expense determined under fair value recognition method for all awards	(1,840)	(1,142)	(3,428)

Pro forma net income available for common stockholders	$16,501	$50,237	$84,654

Basic net income per common share - as reported	$0.32	$0.96	$1.61
Basic net income per common share - pro forma	$0.31	$0.95	$1.57
Diluted net income per common share - as reported	$0.32	$0.95	$1.59
Diluted net income per common share - pro forma	$0.31	$0.94	$1.55

The following table summarizes information about employees’ and directors’ stock options outstanding at December 31, 2003, 2002 and 2001:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2000	3,273,658	$22.93
Options granted	741,883	25.02
Options terminated	(119,123)	26.98
Options exercised	(95,443)	13.36

Balances at December 31, 2001	3,800,975	23.29
Options granted	570,338	26.96
Options terminated	(204,739)	25.68
Options exercised	(494,329)	19.64

Balances at December 31, 2002	3,672,245	24.03
Options granted	756,953	21.03
Options terminated	(2,250)	30.34
Options exercised	(56,300)	19.08

Balances at December 31, 2003	4,370,648	$24.40

	Options Exercisable
	Number of Shares	Weighted Average Exercise Price
December 31, 2001	1,712,626	$23.76
December 31, 2002	1,729,325	$23.55
December 31, 2003	2,478,781	$23.60

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. STOCK OPTIONS AND WARRANTS - Continued

Exercise prices for options outstanding as of December 31, 2003 ranged from $12.57 to $31.14. The weighted average remaining contractual life of those options is 6.4 years. Using the Black-Scholes options valuation model, the weighted average fair values of options granted during 2003, 2002 and 2001 were $0.93, $0.72 and $1.11, respectively, per option.

Warrants

In connection with various acquisitions in 1995, 1996 and 1997, the Company issued warrants to purchase shares of Common Stock.

The following table sets forth information regarding warrants outstanding as of December 31, 2003:

Date of Issuance	Number of Warrants	Exercise Price
February 1995	35,000	$21.00
April 1996	150,000	$28.00
October 1997	626,715	$32.50
December 1997	110,000	$34.13

Total	921,715

The warrants granted in February 1995, April 1996 and December 1997 expire 10 years from the respective dates of issuance. All warrants are exercisable from the dates of issuance. The warrants granted in October 1997 do not have an expiration date.

15. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company maintains its cash and cash equivalent investments at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the potential risk of loss is remote.

Land Leases

Certain properties in the Company’s wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index or on a predetermined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method.

For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or $0.03 million per acre.

The Company’s payment obligations for future minimum lease payments are as follows ($ in thousands):

2004	$1,269
2005	1,273
2006	1,213
2007	1,194
2008	1,194
Thereafter	42,766

$48,909

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

Contracts

The Company has entered into contracts related to tenant improvements and the development of certain properties totaling $24.1 million as of December 31, 2003. The amounts remaining to be paid under these contracts as of December 31, 2003 totaled $18.2 million.

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of December 31, 2003 and additional guarantees and obligations that arose after December 31, 2003:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
		($ in thousands)
MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC (8)	Purchase option	$—	3/2004
MG-HIW Metrowest I, LLC and MG - HIW Metrowest II, LLC (1),(8)	Debt	$—	3/2004
Des Moines Joint Ventures (1),(9)	Debt	$—	Various
MG-HIW, LLC (2),(6)	Letter of credit	$—	3/2004
MG-HIW, LLC (3),(5)	Return of investment	$60,991	3/2004
MG-HIW, LLC (3),(5)	Rent and leasing costs	$—	3/2004
RRHWoods, LLC (2),(10)	Debt	$—	8/2006
Plaza Colonnade (2),(11)	Construction loan and completion	$2,844	2/2006
Plaza Colonnade (2),(11)	Letter of credit	$—	12/2004
SF-HIW Harborview, LP (3),(7)	Rent and tenant improvement (4)	$—	9/2007
SF-HIW Harborview, LP (3),(7)	Purchase obligation	$13,566	9/2015
Eastshore (Capital One) (3),(12)	Rent (4)	$—	11/2007
Capital One (3),(13)	Rent (4)	$3,136	10/2009
Industrial (3),(14)	Rent (4)	$2,347	12/2006
Highwoods DLF 97/26 DLF 99/32, LP (2),(15)	Rent (4)	$855	6/2008
Guarantees that arose after December 31, 2003:
RRHWoods, LLC and Dallas County Partners (2),(16)	Indirect debt (4)	$1,290	6/2014
HIW-KC Orlando, LLC (3),(17)	Rent (4)	$629	4/2011
HIW-KC Orlando, LLC (3),(17)	Leasing costs	$4,101	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.

(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.

(4)	The maximum potential amount of future payments described below for these guarantees assumes the Company pays the maximum possible liability under the guarantee with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at December 31, 2003 and the space remains unleased through the remainder of the guarantee term. If the space is vacant, it assumes the space remains vacant through the expiration of the guarantee. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

(5)	As more fully described in Note 3, in December 2000, the Company guaranteed its 80.0% partner in the MG-HIW, LLC joint venture a 20.0% leveraged internal rate of return on that partner’s $50.0 million equity investment in the Orlando City Group. This transaction was accounted for as a financing arrangement and the Company adjusted the related financing obligation each period up to the 20.0% internal rate of return guarantee which was $61.0 million at December 31,2003. The Company settled its obligation for $62.5 million in cash in March 2004 as described in Note 3. In addition, as described in Notes 3 and 18, the Company guaranteed certain rents and leasing costs. In 2004 and prior to the Company acquiring Miller Global’s 80.0% interest on March 2, 2004, the Company paid $0.4 million related to these guaranteed rents and leasing costs.

(6)	On July 29, 2003, the Company entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. In connection with the option agreement, the Company entered into a letter of credit in the amount of $7.5 million in favor of Miller Global, which could have been drawn by Miller Global in the event the Company did not exercise its option to purchase Miller Global’s 80.0% interest in the Orlando City Group of MG-HIW, LLC by March 24, 2004. Since the Company exercised its option in March 2004, the fair value of the letter of credit guarantee liability is not recorded in the Company’s Balance Sheet. See Note 3 for further discussion.

(7)	As more fully described in Note 3, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments as of December 31, 2004 the Company could be required to make related to the rent guarantee and tenant improvement is $1.4 million.

(8)	As more fully described in Note 2, in July 2003, the Company entered into an option agreement with its partner, Miller Global, to acquire Miller Global’s 50.0% interest in the assets encompassing 87,832 square feet of property and 7.0 acres of development land of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The $7.4 million construction loan to fund the development of this property, of which $7.3 million was outstanding at December 31, 2003, was either to be paid in full or assumed by the Company in connection with the acquisition. On January 29, 2002, the Company guaranteed 50.0% of the construction loan such that if the joint venture is unable to repay the outstanding balance, the Company would have been required, under the terms of the agreement, to repay 50.0% of the outstanding balance. The maximum potential amount of future payments by the Company under the guarantee agreement was $3.7 million. However, the Company had the contractual right to seek recourse from its partner for 50.0% of that amount. The Company exercised its option on March 2, 2004 and acquired its partner’s 50.0% interest in MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. The $7.4 million construction loan was paid in full by the Company at closing.

(9)	In connection with the Des Moines joint ventures, the Company has guaranteed certain loans of the joint ventures; such guarantees were in place prior to January 1, 2003. The maximum potential amount of future payments the Company could be required to make under the guarantees is $25.5 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2003 averaged 1.3%, and mature in 2015. Guarantees totaling $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of December 31, 2003, these buildings were 90.0% and 64.0% leased, respectively. The remaining $7.4 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at December 31, 2003 was 91.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds that mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of its proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Balance Sheet.

(11)	With respect to the Plaza Colonnade, LLC joint venture, the Company has included $2.8 million in other liabilities and adjusted its investment in unconsolidated affiliates by $2.8 million on its consolidated balance sheet at December 31, 2003 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, but has two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The terms of the construction completion agreement require the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. The maximum potential amount of future payments by the Company under these agreements is $34.9 million. No recourse provisions exist that would enable the Company to recover from the other partner amounts paid under the guarantees. However, given that the loan is collateralized by the building, the Company and its partner could obtain and liquidate the building to recover the amounts paid should the Company be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners collectively provided $12.0 million in letters of credit in December 2002, $6.0 million was provided by the Company and $6.0 million was provided by its partner. The Company and its partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire December 31, 2004. No recourse provisions exist that would enable the Company to recover from the other partner amounts drawn under the Company’s letter of credit. The building is nearing completion and the first tenant is expected to take occupancy in the fourth quarter of 2004.

(12)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and any re-tenanting costs for a five-year period of time from the date of sale (i.e., through November 2007). The maximum potential amount of future payments related to this guarantee the Company could be required to make as of December 31, 2004 is $15.9 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010.

(13)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Company recognized $1.3 million of the deferred gain in 2003. The Company’s total contingent liability of $3.1 million with respect to the guarantee is included in the deferred gain as of December 31, 2003.

(14)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The Company’s contingent liability with respect to such guarantee as of December 31, 2003 was $2.4 million. The total gain as a result of the transaction was $5.2 million. Because the terms of the notes require only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $5.2 million gain was deferred and offset against the note receivable on the balance sheet. The cost recovery method is being used for this transaction. Accordingly, once sufficient principal amounts have been paid on the note receivable so that the note receivable balance is equal to the deferred gain, the gain will be recognized as additional payments are made on the notes.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. COMMITMENTS AND CONTINGENCIES - Continued

(15)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning on January 1, 2006. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on this lease guarantee agreement, the Company recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee is $1.1 million. No recourse provisions exist to enable the Company to recover the amounts paid to the joint venture under this lease guarantee arrangement.

(16)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million 10-year loan from a bank. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and guaranteed $1.6 million, or $0.8 million each, with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of June 30, 2004, the Company recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $4.8 million. The likelihood of the Company paying on its $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio. Should the Company have to pay, it would recover the $0.8 million from other joint venture assets.

(17)	As more fully described in Note 4, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee leasing costs for approximately 11% of the joint venture’s total square footage. The Company believes its estimate related to the leasing costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur.

Litigation

The Company is party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance. Accordingly, none of these proceedings are expected to have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company accrued $2.7 million for litigation expense related to various legal proceedings from previously completed mergers and acquisitions during 2002. These were fully settled in early 2003.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 were as follows:

	Carrying Amount	Fair Value
	($ in thousands)
Cash and cash equivalents	$21,551	$21,551
Accounts and notes receivable	$28,242	$28,242
Mortgages and notes payable	$1,717,765	$1,799,250
Financing obligation	$124,063	$125,888

The fair values of the Company’s fixed rate mortgages and notes payable were estimated using discounted cash flow analysis based on the Company’s estimated incremental borrowing rate at December 31, 2003 for similar types of borrowing arrangements. The carrying amounts of the Company’s variable rate borrowings approximate fair value.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT INFORMATION - Continued

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and at December 31, 2003, no tenant of the Company’s Wholly Owned Properties comprised more than 3.4% of the respective consolidated revenues. The following table summarizes the restated rental income, net operating income and assets for each reportable segment for the years ended December 31, 2003, 2002 and 2001 ($ in thousands):

	Year Ended December 31,
	2003	2002	2001
Rental and Other Revenues (1):
Office segment	$423,683	$442,671	$449,744
Industrial segment	41,647	40,916	42,413
Retail segment	38,007	36,974	35,257
Apartment segment	1,362	1,164	7,961

Total Rental and Other Revenues	$504,699	$521,725	$535,375

Net Operating Income (1):
Office segment	$266,485	$293,284	$303,624
Industrial segment	33,060	32,925	35,044
Retail segment	26,192	25,382	23,593
Apartment segment	550	571	4,058

Total Net Operating Income	326,287	352,162	366,319
Reconciliation to income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(142,103)	(140,790)	(127,627)
Impairment of assets held for use	—	(9,919)	—
General and administrative expenses	(25,269)	(26,192)	(23,386)
Litigation expense	—	(2,700)	—
Interest expense	(141,622)	(134,909)	(134,775)
Other income/expense	7,868	7,335	13,277

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	$25,161	$44,987	$93,808

	December 31,
	2003	2002	2001
Total Assets:
Office segment	$2,793,927	$2,962,715	$3,183,930
Industrial segment	274,378	354,399	343,606
Retail segment	282,199	277,888	263,622
Apartment segment	13,807	13,053	10,397
Corporate and other	178,712	161,031	170,785

Total Assets	$3,543,023	$3,769,086	$3,972,340

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTATED FINANCIAL DATA

Overview

The Company has restated its Consolidated Financial Statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The restatements relate to the following general matters, as discussed further below. The tables that follow provide a reconciliation between amounts previously reported and the restated amounts in the Income Statements for the years ended December 31, 2003, 2002 and 2001 and in the Balance Sheets as of December 31, 2003 and 2002. In addition, some of the adjustments impacted periods prior to 2001 and the net effect of these prior adjustments is a $2.8 million reduction in retained earnings at January 1, 2001.

Accounting for real estate sales transactions with continuing involvement by the Company. Since 1999, the Company completed several real estate sale transactions that involved either (i) sales of real estate to third parties or to joint ventures in which the Company retained an interest, and/or (ii) continuing involvement by the Company in the real estate in the form of a put option, guarantee of the sellers’ return on investment, seller financing, and guarantee of rental income from specific tenants or specific spaces, including re-tenanting costs. In its historical financial statements filed prior to the date hereof, the Company believed that such transactions should be accounted for as sales and deferred some or all of the resultant gains in consideration of the continuing involvement until such time as the continuing involvement obligation expired. Under this method of accounting, deferred gains are either subsequently reduced as obligations are paid or recognized as the obligations expire. Furthermore, at the time those transactions occurred, the Company identified those with guarantees and other types of continuing involvement and disclosed the nature and amount of any material continuing involvement relationships (guarantees, etc.). The Company has now determined that certain adjustments should be made with respect to the accounting treatment for certain of those transactions where the Company had some form of continuing involvement to conform with paragraphs 25 through 29 of SFAS No. 66. For three of the transactions, the largest of which is the sale in late 2000 of properties into the previously disclosed MG-HIW, LLC joint venture, the Company has adjusted its Consolidated Financial Statements to account for these three transactions as financing and/or profit-sharing arrangements rather than as sales, as more fully described in Notes 1 and 3. Under these methods, the assets, related liabilities and operations are now included in the Company’s Consolidated Financial Statements. In the other instances, the transactions have continued to be reported as sales, but the timing and amount of gain recognition was changed due to the Company’s continuing involvement, including certain transactions that occurred prior to January 1, 2001. These adjustments in the aggregate resulted in (decreases) to previously reported net income as follows: $(3.2) million in 2003, $(14.0) million in 2002 and $(12.8) million in 2001.

Presentation and classification of discontinued operations with continuing involvement by the Company. In the Company’s previous Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001, the Company had classified as discontinued operations under SFAS No. 144 several properties that were sold or transferred to joint ventures in which the Company retained a financial interest and other sold properties where the Company was retained by the new owner to provide management and leasing services. However, the Company has now determined that because of such continuing involvement, these sold properties do not qualify for discontinued operations classification under SFAS No. 144. Accordingly, the results of operations from such properties have now been reclassified into income from continuing operations for the years ended December 31, 2003, 2002 and 2001 in the accompanying Consolidated Financial Statements. In addition, in 2002 the Company recorded an impairment loss related to a property that was demolished in connection with a redevelopment project. That loss was previously classified with gains and losses of sold assets, and the Company has now determined that such loss should be included in continuing operations and has so classified the loss in the accompanying Consolidated Financial Statements. These reclassifications did not impact net income in any period.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTATED FINANCIAL DATA - Continued

Minority interest. In its Consolidated Financial Statements, the Company previously computed minority interest in the net income in its majority owned subsidiary, the Operating Partnership, for each reporting period by applying the weighted average ownership percentage of the minority common unitholders times the Operating Partnership’s net income for the period (continuing operations and discontinued operations) before deducting distributions to preferred unitholders. In the restated Consolidated Financial Statements, minority interest has been adjusted by applying the weighted average ownership percentage of the minority common unitholders times the Operating Partnership’s net income available to common unitholders (continuing operations and discontinued operations) for the period after deducting distributions to preferred unitholders. These adjustments increased net income by $3.4 million in 2003, $3.7 million in 2002 and $3.8 million in 2001. In addition, at the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

Accounting for MOPPRS transaction. This transaction is described in detail in Note 5. The Company had previously accounted for the transaction as an exchange of indebtedness under EITF 96-19 and recorded in deferred financing cost $14.7 million, representing the excess of amounts paid to retire the MOPPRS and the related remarketing option over the MOPPRS’ net carrying value and related deferred credits. The Company has now determined that this transaction should have been accounted for as a debt extinguishment under EITF 96-19. Accordingly, the $14.7 million has been charged to loss on debt extinguishment in the first quarter of 2003 rather than as deferred financing costs as previously recorded. In addition, the amortization expense related to the previous net deferred financing costs, which aggregated approximately $250,000 in the first quarter of 2003 and approximately $370,000 per quarter thereafter, have been reversed in the restated Consolidated Financial Statements. In total, these adjustments, after minority interest, reduced net income in 2003 by $11.8 million.

Other matters. In addition to the above, the Company identified several other matters that have been adjusted, which in the aggregate resulted in increases or (decreases) in net income as follows: $3.9 million in 2003, $(1.2) million in 2002 and $(4.8) million in 2001. These adjustments included: (1) adjustments to defer, to the extent of the Company’s ownership interests, certain leasing, development and certain other fee income charged by the Company to joint ventures and which the joint ventures capitalized in their financial statements, and to recognize such deferred amounts as fee income during the periods in which the related capitalized amounts in the joint ventures’ financial statements are recognized as expense, which reduced net income in all periods; (2) accounting for the impact of dividend equivalent rights that were granted in 1997, which reduced net income in all periods; (3) over- and under-accruals of bonus expense in 2002 and 2001; (4) adjustments in the method of accounting for exercised stock options which reduced net income in 2001, 2000 and 1999; (5) reclassification of certain revenue and expense items to present them on a gross basis instead of a net basis which resulted in no impact on net income in any period; and (6) recognizing as a financing obligation the fixed tax assessment related to certain tax increment financing (“TIF”) bonds issued in late 1998 by a municipality and as real estate assets the related parking garage asset constructed from the TIF proceeds, together with related income and expenses, in accordance with EITF 91-10.

Following is a description of the three transactions previously accounted for as sales but now accounted for as financing and/or profit-sharing arrangements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTATED FINANCIAL DATA - Continued

- MG-HIW, LLC

As discussed in Note 3, in December 2000, the Company created a joint venture named MG-HIW, LLC with Miller Global, pursuant to which the Company sold or contributed to MG-HIW, LLC 19 office properties in Atlanta, Raleigh, Tampa and Orlando (each a “City Group”). The Company retained a 20.0% interest and Miller Global obtained an 80.0% interest.

With respect to the properties originally contributed by the Company to the Orlando City Group, the Company assumed obligations to make improvements to the assets, as well as master lease obligations and guarantees on certain vacant space. The Company also provided a guaranteed leveraged internal rate of return (“IRR”) of 20.0% on the approximate $50.0 million of Miller Global’s equity that related to the properties in the Orlando City Group. The IRR guarantee was for the duration of MG-HIW, LLC.

The Company treated the transaction with respect to the Orlando City Group and the non-Orlando City Groups as a sale in 2000 and recognized partial gain after establishing accruals for estimated obligations, at that time. During the duration of MG-HIW, LLC (which concluded prior to the date hereof as explained below), the Company paid out approximately $14.6 million in guarantee obligations to MG-HIW, LLC, which was comprised of $6.7 million in building improvements, tenant improvements and lease commissions and $7.9 million of rental support.

The Company has now concluded under SFAS No. 66 that the sale of the 80.0% interest in the properties in the Orlando City Group should be accounted for as a financing rather than as a sale due to the 20.0% IRR guarantee. Consequently, in these Consolidated Financial Statements the assets, liabilities and operations related to the properties in the Orlando City Group remains on the books of the Company and a financing obligation has been established for the amount of equity contributed by Miller Global related to the Orlando City Group. This financing obligation is adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equals at the end of each period the amount due to Miller Global, including the 20.0% guaranteed return. The Company continues to depreciate the Orlando properties and records all the depreciation on its books. On March 2, 2004, the Company exercised an option and acquired Miller Global’s 80.0% interest in the Orlando City Group. See Note 3.

Based on the nature and extent of certain rental guarantees made by the Company with respect to the non-Orlando City Group properties, the Company has also now concluded that the sale of the non-Orlando properties to MG-HIW, LLC should be accounted for as a profit-sharing arrangement. Under this profit-sharing arrangement, in these Consolidated Financial Statements the assets, liabilities and operations of the properties in the non-Orlando City Groups remain on the books of the Company, and a co-venture obligation has been established for the amount of equity contributed by Miller Global related to the non-Orlando City Groups. The income from operations of the properties, excluding depreciation, is allocated 80.0% to Miller Global and reported as “co-venture expense” in the Company’s Consolidated Financial Statements. The Company continues to depreciate the non-Orlando properties and records all the depreciation on its books. In July 2003, the Company repurchased Miller Global’s interest in the non-Orlando City Groups for approximately $28.0 million, which resulted in a gain of $16.3 million related to the settlement of the co-venture obligation. See Note 3.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTATED FINANCIAL DATA - Continued

- SF-HIW Harborview, LP

As discussed in Note 3, on September 11, 2002, the Company contributed Harborview Plaza to SF-HIW Harborview, LP, a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, the Company entered into a master lease agreement with SF-HIW Harborview, LP for five years on the vacant space in the building (approximately 20.0%). The Company also guaranteed to SF-HIW Harborview, LP the payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under this master lease agreement was $2.1 million at September 11, 2002 and was $1.4 million at December 31, 2003. Additionally, the Company’s partner in SF-HIW Harborview, LP was granted the right to put its 80.0% equity interest in SF-HIW Harborview, LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of SF-HIW Harborview, LP’s assets and liabilities less 3.0%, which was intended to cover normal costs of a sale transaction.

The Company originally recorded the transaction as a sale and deferred recognition of a $4.3 million gain. Because the put option and the master lease agreement are deemed to be forms of continuing involvement as discussed in paragraphs 26 and 28 of SFAS No. 66, the Company has now concluded that Harborview should be accounted for as a financing transaction. Consequently, in these Consolidated Financial Statements the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Company. The Company established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on the financing obligation. The Company depreciates the property and records all of the depreciation on its books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.4 million and $0.3 million was expensed during the years ended December 31, 2003 and 2002, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, the Company will record the transaction as a sale and recognize gain on sale.

- Eastshore

As discussed in Note 3, on November 26, 2002 the Company sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. The Company originally recorded the transaction as a sale and deferred a $6.9 million gain.

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred for the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $15.9 million at December 31, 2003.

The Company has now concluded that these rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantee is for the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantee is considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, in these Consolidated Financial Statements, the transaction is accounted for as a financing transaction, following the accounting method described in Note 1 and described further in Note 3.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTATED FINANCIAL DATA - Continued

The following condensed Consolidated Balance Sheet and Income Statement data reconciles previously reported and restated financial information (in thousands, except per share amounts):

Balance Sheet

	December 31, 2003			December 31, 2002
	As Reported	Restatement Adjustments	Restated	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated
Net real estate assets	$2,982,302	$241,912	$3,224,214	$3,008,886	$(42,618)	$2,966,268	$391,310	$3,357,578
Property held for sale	65,724	—	65,724	124,058	42,645	166,703	—	166,703
Cash, cash equivalents and restricted cash	24,884	1,269	26,153	19,599	—	19,599	6,835	26,434
Accounts, notes and straight-line rents receivable, net	93,639	(6,485)	87,154	93,412	—	93,412	(12,654)	80,758
Investments in unconsolidated affiliates	74,665	(12,248)	62,417	79,504	—	79,504	(19,151)	60,353
Other assets, net	85,595	(8,234)	77,361	69,910	(27)	69,883	7,377	77,260

Total Assets	$3,326,809	$216,214	$3,543,023	$3,395,369	$—	$3,395,369	$373,717	$3,769,086

Mortgages and notes payable	$1,558,758	$159,007	$1,717,765	$1,528,720	$—	$1,528,720	$265,040	$1,793,760
Accounts payable, accrued expenses and other liabilities	111,772	(10,164)	101,608	120,614	—	120,614	(10,354)	110,260
Financing obligations	—	124,063	124,063	—	—	—	121,012	121,012
Co-venture obligations	—	—	—	—	—	—	43,511	43,511

Total Liabilities	1,670,530	272,906	1,943,436	1,649,334	—	1,649,334	419,209	2,068,543
Minority interest	165,250	(37,474)	127,776	188,563	—	188,563	(35,245)	153,318
Total Stockholders’ Equity	1,491,029	(19,218)	1,471,811	1,557,472	—	1,557,472	(10,247)	1,547,225

Total Liabilities and Stockholders’ Equity	$3,326,809	$216,214	$3,543,023	$3,395,369	$—	$3,395,369	$373,717	$3,769,086

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RESTATED FINANCIAL DATA - Continued

Income Statement

	December 31, 2003			December 31, 2002					December 31, 2001
	As Reported	Restatement Adjustments	Restated	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated
Rental and other revenues	$422,062	$82,637	$504,699	$454,220	$(21,155)	$433,065	$88,660	$521,725	$506,850	$(56,922)	$449,928	$85,447	$535,375
Operating expenses:
Rental property and other expenses	147,380	31,032	178,412	143,414	(5,701)	137,713	31,850	169,563	154,942	(15,762)	139,180	29,876	169,056
Depreciation and amortization	129,225	12,878	142,103	126,638	(4,889)	121,749	19,041	140,790	121,067	(11,921)	109,146	18,481	127,627
Impairment of assets held and used	—	—	—	—	—	—	9,919	9,919	—	—	—	—	—
General and administrative	24,815	454	25,269	24,576	—	24,576	1,616	26,192	21,404	(14)	21,390	1,996	23,386
Litigation expense	—	—	—	2,700	—	2,700	—	2,700	—	—	—	—	—
Interest expense:
Contractual	111,193	8,333	119,526	109,134	—	109,134	9,818	118,952	106,496	(1,719)	104,777	14,119	118,896
Amortization of deferred financing costs	3,078	1,327	4,405	1,393	—	1,393	2,076	3,469	2,005	—	2,005	2,033	4,038
Financing obligations	—	17,691	17,691	—	—	—	12,488	12,488	—	—	—	11,841	11,841
Other income/expense:
Interest and other income	11,916	(5,696)	6,220	13,650	(88)	13,562	(5,849)	7,713	24,854	(426)	24,428	(10,437)	13,991
Loss on debt extinguishments	—	(14,653)	(14,653)	(378)	—	(378)	—	(378)	(714)	—	(714)	—	(714)
Gain on extinguishment of co-venture obligation	—	16,301	16,301	—	—	—	—	—	—	—	—	—	—
Gain on disposition of property, net	3,776	8,540	12,316	12,247	(851)	11,396	11,296	22,692	16,172	—	16,172	5,738	21,910
Co-venture expense	—	(4,588)	(4,588)	—	—	—	(7,730)	(7,730)	—	—	—	(6,859)	(6,859)
Minority interest	(3,003)	2,190	(813)	(9,653)	1,357	(8,296)	3,949	(4,347)	(18,948)	3,448	(15,500)	4,724	(10,776)
Equity in earnings of unconsolidated affiliates	4,750	202	4,952	8,063	—	8,063	(2,423)	5,640	8,911	—	8,911	(1,375)	7,536

Income from continuing operations	23,810	13,218	37,028	70,294	(10,147)	60,147	1,095	61,242	131,211	(24,484)	106,727	(1,108)	105,619
Discontinued operations:
Income, net of minority interest	14,326	(11,897)	2,429	12,312	9,395	21,707	(12,652)	9,055	—	24,484	24,484	(12,723)	11,761
Gain on sale, net of minority interest	17,559	(9,072)	8,487	10,855	752	11,607	(27)	11,580	—	—	—	—	—

Net income	55,695	(7,751)	47,944	93,461	—	93,461	(11,584)	81,877	131,211	—	131,211	(13,831)	117,380
Dividends on preferred stock	(30,852)	—	(30,852)	(30,852)	—	(30,852)	—	(30,852)	(31,500)	—	(31,500)	—	(31,500)
Excess of preferred stock carrying value over repurchase value	—	—	—	—	—	—	—	—	—	—	—	1,012	1,012

Net income available for common stockholders	$24,843	$(7,751)	$17,092	$62,609	$—	$62,609	$(11,584)	$51,025	$99,711	$—	$99,711	$(12,819)	$86,892

Net income/(loss) per common share – basic:
Income/(loss) from continuing operations	$(0.13)	$0.25	$0.12	$0.74	$(0.19)	$0.55	$0.02	$0.57	$1.84	$(0.45)	$1.39	$—	$1.39
Discontinued operations	0.60	(0.40)	0.20	0.44	0.19	0.63	(0.24)	0.39	—	0.45	0.45	(0.23)	0.22

Net income (1)	$0.47	$(0.15)	$0.32	$1.18	$—	$1.18	$(0.22)	$0.96	$1.84	$—	$1.84	$(0.23)	$1.61

Net income/(loss) per common share – diluted
Income/(loss) from continuing operations	$(0.13)	$0.25	$0.12	$0.74	$(0.19)	$0.55	$0.02	$0.57	$1.83	$(0.45)	$1.38	$(0.01)	$1.37
Discontinued operations	0.60	(0.40)	0.20	0.43	0.19	0.62	(0.24)	0.38	—	0.45	0.45	(0.24)	0.22

Net income (1)	$0.47	$(0.15)	$0.32	$1.17	$—	$1.17	$(0.22)	$0.95	$1.83	$—	$1.83	$(0.24)	$1.59

(1)	Amounts represent net income available to common stockholders per share, which is after deducting preferred dividends and adding excess of preferred stock carrying value over repurchase value.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATED QUARTERLY FINANCIAL DATA (Unaudited)

The Company has set forth selected quarterly financial data for the years ended December 31, 2003 and 2002. As discussed in Note 18, the Company restated its results for the years ended December 31, 2003, 2002 and 2001. Because certain of the data set forth in the following tables varies from amounts previously reported on the Form 10-Q for the applicable period, the following tables reconcile the previously reported quarterly financial information to the restated quarterly financial information and describe the reason for the differences (in thousands, except per share amounts):

	First Quarter 2003					Second Quarter 2003
	As Reported	Discontinued Operations	As Reported with Discont. Oper.	Restatement Adjustment	Restated	As Reported	Discontinued Operations	As Reported with Discont. Oper.	Restatement Adjustment	Restated
Rental and other revenues	$109,020	$(5,052)	$103,968	$23,508	$127,476	$105,659	$(2,002)	$103,657	$23,164	$126,821
Rental property and other expenses	37,319	(1,439)	35,880	7,542	43,422	36,870	(751)	36,119	8,164	44,283
Depreciation and amortization	33,294	(1,365)	31,929	4,456	36,385	32,412	(520)	31,892	4,118	36,010
General and administrative	5,344	—	5,344	(672)	4,672	6,524	—	6,524	436	6,960
Interest expense	28,300	—	28,300	7,633	35,933	28,579	—	28,579	6,778	35,357
Other income/expense	2,890	(31)	2,859	(16,335)	(13,476)	3,229	(21)	3,208	(1,327)	1,881
Gain on disposition of property, net	883	—	883	(79)	804	1,632	—	1,632	(22)	1,610
Co-venture expense	—	—	—	2,086	2,086	—	—	—	2,169	2,169
Minority interest	(1,221)	260	(961)	2,543	1,582	(656)	84	(572)	634	62
Equity in earnings of unconsolidated affiliates	1,761	—	1,761	(612)	1,149	(485)	—	(485)	1,862	1,377

Income from continuing operations	9,076	(2,019)	7,057	(12,020)	(4,963)	4,994	(668)	4,326	2,646	6,972
Discontinued operations	2,096	2,019	4,115	(3,241)	874	5,126	668	5,794	(4,084)	1,710

Net income	11,172	—	11,172	(15,261)	(4,089)	10,120	—	10,120	(1,438)	8,682
Dividends on preferred stock	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net income available for common stockholders	$3,459	$—	$3,459	$(15,261)	$(11,802)	$2,407	$—	$2,407	$(1,438)	$969

Net income per share-basic:
Income/(loss) from continuing operations	$0.02	$(0.03)	$(0.01)	$(0.23)	$(0.24)	$(0.05)	$(0.01)	$(0.06)	$0.05	$(0.01)
Discontinued operations	0.04	0.03	0.07	(0.05)	0.02	0.10	0.01	0.11	(0.08)	0.03

Net income (1)	$0.06	$—	$0.06	$(0.28)	$(0.22)	$0.05	$—	$0.05	$(0.03)	$0.02

Net income per share-diluted:
Income/(loss) from continuing operations	$0.02	$(0.03)	$(0.01)	$(0.23)	$(0.24)	$(0.05)	$(0.01)	$(0.06)	$0.05	$(0.01)
Discontinued operations	0.04	0.03	0.07	(0.05)	0.02	0.10	0.01	0.11	(0.08)	0.03

Net income (1)	$0.06	$—	$0.06	$(0.28)	$(0.22)	$0.05	$—	$0.05	$(0.03)	$0.02

	Third Quarter 2003					Fourth Quarter 2003
	As Reported	Discontinued Operations	As Reported with Discont. Oper.	Restatement Adjustment	Restated	As Reported	Restatement Adjustment	Restated
Rental and other revenues	$106,991	$(455)	$106,536	$16,798	$123,334	$107,901	$19,167	$127,068
Rental property and other expenses	37,184	(124)	37,060	6,739	43,799	38,321	8,587	46,908
Depreciation and amortization	31,543	(193)	31,350	3,217	34,567	34,054	1,087	35,141
General and administrative	6,276	—	6,276	474	6,750	6,671	216	6,887
Interest expense	28,941	—	28,941	7,182	36,123	28,451	5,758	34,209
Other income/expense	2,506	—	2,506	15,224	17,730	3,343	(1,610)	1,733
Gain on disposition of property, net	864	—	864	4,692	5,556	397	3,949	4,346
Co-venture expense	—	—	—	333	333	—	—	—
Minority interest	(857)	15	(842)	(1,150)	(1,992)	(628)	163	(465)
Equity in earnings of unconsolidated affiliates	1,626	—	1,626	(545)	1,081	1,848	(503)	1,345

Income from continuing operations	7,186	(123)	7,063	17,074	24,137	5,364	5,518	10,882
Discontinued operations	14,287	123	14,410	(6,463)	7,947	7,566	(7,181)	385

Net income	21,473	—	21,473	10,611	32,084	12,930	(1,663)	11,267
Dividends on preferred stock	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)

Net income available for common stockholders	$13,760	$—	$13,760	$10,611	$24,371	$5,217	$(1,663)	$3,554

Net income per share-basic:
Income/(loss) from continuing operations	$(0.01)	$—	$(0.01)	$0.32	$0.31	$(0.05)	$0.11	$0.06
Discontinued operations	0.27	—	0.27	(0.12)	0.15	0.15	(0.14)	0.01

Net income (1)	$0.26	$—	$0.26	$0.20	$0.46	$0.10	$(0.03)	$0.07

Net income per share-diluted:
Income/(loss) from continuing operations	$(0.01)	$—	$(0.01)	$0.32	$0.31	$(0.05)	$0.11	$0.06
Discontinued operations	0.27	—	0.27	(0.12)	0.15	0.15	(0.14)	0.01

Net income (1)	$0.26	$—	$0.26	$0.20	$0.46	$0.10	$(0.03)	$0.07

(1)	Amounts represent net income available to common stockholders per share, which is after deducting preferred dividends.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RESTATED QUARTERLY FINANCIAL DATA (Unaudited) - Continued

	First Quarter 2002					Second Quarter 2002
	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re-statement Adj.	Restated	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re-statement Adj.	Restated
Rental and other revenues	$124,971	$(13,708)	$111,263	$22,425	$133,688	$118,613	$(12,958)	$105,655	$21,776	$127,431
Rental property and other expenses	38,506	(3,718)	34,788	7,140	41,928	36,940	(3,396)	33,544	7,608	41,152
Depreciation and amortization	31,286	(3,050)	28,236	4,600	32,836	31,298	(2,824)	28,474	4,626	33,100
Impairment of assets held for use	—	—	—	—	—	—	—	—	9,919	9,919
General and administrative	5,360	(4)	5,356	28	5,384	9,051	(4)	9,047	(715)	8,332
Interest expense	26,373	(430)	25,943	6,284	32,227	27,458	(430)	27,028	5,540	32,568
Other income/expense	3,415	(98)	3,317	(1,479)	1,838	2,764	(75)	2,689	(1,358)	1,331
Gain on disposition of property, net	944	—	944	505	1,449	9,364	828	10,192	10,011	20,203
Co-venture expense	—	—	—	(2,363)	(2,363)	—	—	—	(2,022)	(2,022)
Minority interest	(3,699)	806	(2,893)	844	(2,049)	(3,373)	643	(2,730)	758	(1,972)
Equity in earnings of unconsolidated affiliates	2,564	—	2,564	(792)	1,772	2,475	—	2,475	(569)	1,906

Income from continuing operations	26,670	(5,798)	20,872	1,088	21,960	25,096	(4,908)	20,188	1,618	21,806
Discontinued operations	202	5,798	6,000	(3,241)	2,759	2,654	4,908	7,562	(3,346)	4,216

Net income	26,872	—	26,872	(2,153)	24,719	27,750	—	27,750	(1,728)	26,022
Dividends on preferred stock	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net income available for common stockholders	$19,159	$—	$19,159	$(2,153)	$17,006	$20,037	$—	$20,037	$(1,728)	$18,309

Net income per share-basic:
Income from continuing operations	$0.36	$(0.11)	$0.25	$0.02	$0.27	$0.32	$(0.09)	$0.23	$0.03	$0.26
Discontinued operations	—	0.11	0.11	(0.06)	0.05	0.05	0.09	0.14	(0.06)	0.08

Net income (1)	$0.36	$—	$0.36	$(0.04)	$0.32	$0.37	$—	$0.37	$(0.03)	$0.34

Net income per share-diluted:
Income from continuing operations	$0.36	$(0.11)	$0.25	$0.02	$0.27	$0.32	$(0.09)	$0.23	$0.03	$0.26
Discontinued operations	—	0.11	0.11	(0.06)	0.05	0.05	0.09	0.14	(0.06)	0.08

Net income (1)	$0.36	$—	$0.36	$(0.04)	$0.32	$0.37	$—	$0.37	$(0.03)	$0.34

	Third Quarter 2002					Fourth Quarter 2002
	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re-statement Adj.	Restated	As Reported	Discont. Oper.	As Reported with Discont. Oper.	Re-statement Adj.	Restated
Rental and other revenues	$117,369	$(8,375)	$108,994	$20,992	$129,986	$112,354	$(5,201)	$107,153	$23,467	$130,620
Rental property and other expenses	37,051	(2,223)	34,828	8,837	43,665	35,972	(1,419)	34,553	8,265	42,818
Depreciation and amortization	31,522	(1,849)	29,673	4,782	34,455	36,584	(1,218)	35,366	5,033	40,399
Impairment of assets held for use	—	—	—	—	—	—	—	—	—	—
General and administrative	6,847	—	6,847	2,292	9,139	6,026	—	6,026	11	6,037
Interest expense	27,869	(430)	27,439	5,668	33,107	30,117	—	30,117	6,890	37,007
Other income/expense	2,451	(54)	2,397	(1,454)	943	4,797	(16)	4,781	(1,558)	3,223
Gain on disposition of property, net	908	(496)	412	357	769	199	(351)	(152)	423	271
Co-venture expense	—	—	—	(1,838)	(1,838)	—	—	—	(1,507)	(1,507)
Minority interest	(2,337)	516	(1,821)	1,491	(330)	(1,193)	341	(852)	856	4
Equity in earnings of unconsolidated affiliates	1,259	—	1,259	(457)	802	1,765	—	1,765	(605)	1,160

Income from continuing operations	16,361	(3,907)	12,454	(2,488)	9,966	9,223	(2,590)	6,633	877	7,510
Discontinued operations	(1,539)	3,907	2,368	(3,027)	(659)	14,794	2,590	17,384	(3,065)	14,319

Net income	14,822	—	14,822	(5,515)	9,307	24,017	—	24,017	(2,188)	21,829
Dividends on preferred stock	(7,713)	—	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net income available for common stockholders	$7,109	$—	$7,109	$(5,515)	$1,594	$16,304	$—	$16,304	$(2,188)	$14,116

Net income per share-basic:
Income from continuing operations	$0.17	$(0.08)	$0.09	$(0.05)	$0.04	$0.03	$(0.05)	$(0.02)	$0.02	$—
Discontinued operations	(0.03)	0.08	0.05	(0.06)	(0.01)	0.28	0.05	0.33	(0.06)	0.27

Net income (1)	$0.14	$—	$0.14	$(0.11)	$0.03	$0.31	$—	$0.31	$(0.04)	$0.27

Net income per share-diluted:
Income from continuing operations	$0.17	$(0.08)	$0.09	$(0.05)	$0.04	$0.03	$(0.05)	$(0.02)	$0.02	$—
Discontinued operations	(0.03)	0.08	0.05	(0.06)	(0.01)	0.27	0.05	0.32	(0.05)	0.27

Net income (1)	$0.14	$—	$0.14	$(0.11)	$0.03	$0.30	$—	$0.30	$(0.03)	$0.27

(1)	Amounts represent net income available to common stockholders per share, which is after deducting preferred dividends.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. OTHER EVENTS

Retirement of Chief Executive Officer

The Company’s Chief Executive Officer retired on June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump-sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized under GAAP for the six months ended June 30, 2004 was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to stock options, $1.7 million related to restricted shares and about $0.1 million for continued insurance coverage. The total expense is $1.7 million lower than the amount previously disclosed by the Company in connection with its first quarter 2004 earnings due to an adjustment to the method of valuing the accelerated vesting and extension of the lives of the stock options under SFAS No. 123 and No. 148. Previously, the Company had recorded the intrinsic value of the options as of the date of the Board’s approval. However, the Company has subsequently determined that these changes to the options should be accounted for using other valuation techniques, as set forth in SFAS No. 123 and No. 148. Certain components of this retirement package were required to be recognized as of the Board’s approval date, which was in the first quarter, while other components were required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $3.2 million was expensed in the first quarter and the remaining $1.4 million was expensed in the second quarter. The December 31, 2003 financial statements do not reflect any costs associated with the retirement package.

WorldCom/MCI Settlement

On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, WorldCom rejected leases with the Company encompassing 819,653 square feet including the entire 816,000 square foot Highwoods Preserve office campus in Tampa, Florida. The Company submitted bankruptcy claims against WorldCom aggregating $21.2 million related to these rejected leases and other matters. WorldCom emerged from bankruptcy (now MCI, Inc.) on April 20, 2004. On August 27, 2004, the Company and various MCI subsidiaries and affiliates (the “MCI Entities”) executed a settlement agreement. The agreement provided that the MCI Entities will pay the Company approximately $8.6 million in cash and also transfer to it approximately 340,000 shares of new MCI, Inc. stock. The Company received the $8.6 million cash payment and the MCI, Inc. stock in September 2004. The Company sold the stock for net proceeds of approximately $5.8 million, and will record the full settlement of approximately $14.4 million as Other Income in the third quarter of 2004.

HIGHWOODS PROPERTIES, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2003, 2002 and 2001

($ in thousands)

	Balance at beginning of year	Charged to expense	Deductions	Balance at end of year
Year ended December 31, 2003 Allowance for doubtful accounts	$1,457	$1,519	$(1,741)	$1,235

Year ended December 31, 2002 Allowance for doubtful accounts	$1,213	$2,813	$(2,569)	$1,457

Year ended December 31, 2001 Allowance for doubtful accounts	$825	$2,394	$(2,006)	$1,213

HIGHWOODS PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2003

(In Thousands)

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Atlanta, GA
1035 Fred Drive	Atlanta		270	1,263		577	270	1,840	2,110	283	1973	5-40 yrs.
1700 Century Center	Atlanta		1,115	3,163		340	1,115	3,503	4,618	723	1972	5-40 yrs.
1700 Century Circle	Atlanta			2,482		397		2,879	2,879	178	1983	5-40 yrs.
1800 Century Boulevard	Atlanta		1,441	29,037		9,385	1,441	38,422	39,863	5,747	1975	5-40 yrs.
1825 Century Center (CDC)	Atlanta		864			15,219	864	15,219	16,083	664	2002	5-40 yrs.
1875 Century Boulevard	Atlanta			8,910		1,326		10,236	10,236	1,782	1976	5-40 yrs.
1900 Century Boulevard	Atlanta			4,737		607		5,344	5,344	1,109	1971	5-40 yrs.
2200 Century Parkway	Atlanta			14,410		1,416		15,826	15,826	2,991	1971	5-40 yrs.
2400 Century Center	Atlanta					13,435		13,435	13,435	1,706	1998	5-40 yrs.
2600 Century Parkway	Atlanta			10,663		765		11,428	11,428	2,165	1973	5-40 yrs.
2635 Century Parkway	Atlanta			21,610		1,003		22,613	22,613	3,994	1980	5-40 yrs.
2800 Century Parkway	Atlanta			20,418		379		20,797	20,797	3,643	1983	5-40 yrs.
400 North Business Park	Atlanta		979	6,235		469	979	6,704	7,683	1,128	1985	5-40 yrs.
50 Glenlake	Atlanta		2,500	20,006		112	2,500	20,118	22,618	3,038	1997	5-40 yrs.
5125 Fulton Industrial Drive	Atlanta		578	3,116	(578)	(3,116)					1973	5-40 yrs.
6348 Northeast Expressway	Atlanta		277	1,668		178	277	1,846	2,123	305	1978	5-40 yrs.
6438 Northeast Expressway	Atlanta		181	2,233		130	181	2,363	2,544	438	1981	5-40 yrs.
Bluegrass 12.72 Acres	Atlanta		16				16		16		N/A	N/A
Bluegrass Fl 12.13 Acres	Atlanta		15		4		19		19		N/A	N/A
Bluegrass Lakes I	Atlanta		816			4,044	816	4,044	4,860	832	1999	5-40 yrs.
Bluegrass Land Site V10	Atlanta		1,824				1,824		1,824		1999	5-40 yrs.
Bluegrass Land Site V14	Atlanta		2,397				2,397		2,397		1999	5-40 yrs.
Bluegrass PH 32.346 Acres	Atlanta		5,398				5,398		5,398		N/A	N/A
Bluegrass Phase 2	Atlanta		6,303				6,303		6,303		N/A	N/A
Bluegrass Place I	Atlanta		491	2,061		55	491	2,116	2,607	330	1995	5-40 yrs.
Bluegrass Place II	Atlanta		412	2,583		11	412	2,594	3,006	413	1996	5-40 yrs.
Bluegrass V93.04	Atlanta		1,083				1,083		1,083		N/A	N/A
Bluegrass Valley	Atlanta		1,500			4,249	1,500	4,249	5,749	647	2000	5-40 yrs.
Bluegrass Wet Land	Atlanta		2,675				2,675		2,675		N/A	N/A
Century Plaza I	Atlanta		1,290	8,567		1,285	1,290	9,852	11,142	1,284	1981	5-40 yrs.
Century Plaza II	Atlanta		1,380	7,733		1,319	1,380	9,052	10,432	1,033	1984	5-40 yrs.
Chastain Place I	Atlanta		472			3,314	472	3,314	3,786	538	1997	5-40 yrs.
Chastain Place II	Atlanta		607			2,025	607	2,025	2,632	377	1998	5-40 yrs.
Chastain Place III	Atlanta		539			1,332	539	1,332	1,871	141	1999	5-40 yrs.
Chattahoochee Avenue	Atlanta		248	1,876		118	248	1,994	2,242	363	1970	5-40 yrs.
Corporate Lakes	Atlanta		1,275	7,300		226	1,275	7,526	8,801	1,338	1988	5-40 yrs.
Cosmopolitan North	Atlanta		2,855	4,180		1,174	2,855	5,354	8,209	982	1980	5-40 yrs.
Deerfield I	Atlanta	(3)	1,204	3,900		(53)	1,204	3,847	5,051	1,081	1999	5-40 yrs.
Deerfield II	Atlanta	(3)	1,705	5,521		—	1,705	5,521	7,226	1,121	1999	5-40 yrs.
Deerfield III	Atlanta		1,010			3,768	1,010	3,768	4,778	166	2001	5-40 yrs.
EKA Chemical	Atlanta	(1)	609	9,886			609	9,886	10,495	1,432	1998	5-40 yrs.
Gwinnett Distribution Center	Atlanta		1,128	6,007		572	1,128	6,579	7,707	1,186	1991	5-40 yrs.
Highwoods Center I at Tradeport	Atlanta	(1)	307			3,273	307	3,273	3,580	818	1999	5-40 yrs.
Highwoods Center II at Tradeport	Atlanta	(1)	641			4,230	641	4,230	4,871	994	1999	5-40 yrs.
Highwoods Center III at Tradeport	Atlanta	(1)	409			2,271	409	2,271	2,680	120	2001	5-40 yrs.
Kennestone Corporate Center	Atlanta		518	4,922		279	518	5,201	5,719	917	1985	5-40 yrs.
La Vista Business Park	Atlanta		821	5,265		925	821	6,190	7,011	1,138	1973	5-40 yrs.
Newpoint Place I	Atlanta		825			3,055	825	3,055	3,880	435	1998	5-40 yrs.
Newpoint Place II	Atlanta		1,499			4,858	1,499	4,858	6,357	1,006	1999	5-40 yrs.
Newpoint Place III	Atlanta		668			2,382	668	2,382	3,050	575	1998	5-40 yrs.
Newpoint Place IV	Atlanta		989			4,726	989	4,726	5,715	149	2001	5-40 yrs.
Newpoint Place Land	Atlanta		2,129			10	2,129	10	2,139		N/A	N/A
Norcross I & II	Atlanta		326	2,016		65	326	2,081	2,407	364	1970	5-40 yrs.
Nortel	Atlanta		3,342	32,111		12	3,342	32,123	35,465	4,652	1998	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Oakbrook I	Atlanta	(2)	873	4,955		429	873	5,384	6,257	1,023	1981	5-40 yrs.
Oakbrook II	Atlanta	(2)	1,579	8,962		661	1,579	9,623	11,202	1,802	1983	5-40 yrs.
Oakbrook III	Atlanta	(2)	1,480	8,399		309	1,480	8,708	10,188	1,580	1984	5-40 yrs.
Oakbrook IV	Atlanta	(2)	953	5,408		369	953	5,777	6,730	1,168	1985	5-40 yrs.
Oakbrook V	Atlanta	(2)	2,206	12,518		464	2,206	12,982	15,188	2,424	1985	5-40 yrs.
Oakbrook Summit	Atlanta		950	6,688		403	950	7,091	8,041	1,258	1981	5-40 yrs.
Oxford Lake Business Center	Atlanta		855	7,155		320	855	7,475	8,330	1,289	1985	5-40 yrs.
Peachtree Corners II	Atlanta	(3)	1,923	7,992		—	1,923	7,992	9,915	2,127	1999	5-40 yrs.
Peachtree Corners III	Atlanta		880	2,014		1,658	880	3,672	4,552	205	2002	5-40 yrs.
Peachtree Corners Land	Atlanta		1,221				1,221		1,221		N/A	N/A
South Park Residential Land	Atlanta		50				50		50		N/A	N/A
South Park Site Land	Atlanta		1,204				1,204		1,204		N/A	N/A
Southside Distribution Center	Atlanta		810	4,589		163	810	4,752	5,562	828	1988	5-40 yrs.
Tradeport I	Atlanta		557			2,457	557	2,457	3,014	318	1999	5-40 yrs.
Tradeport II	Atlanta		557			3,073	557	3,073	3,630	630	1999	5-40 yrs.
Tradeport III	Atlanta		673			4,464	673	4,464	5,137	953	1999	5-40 yrs.
Tradeport IV	Atlanta		667			3,857	667	3,857	4,524	374	2001	5-40 yrs.
Tradeport V	Atlanta		463			2,327	463	2,327	2,790	105	2002	5-40 yrs.
Tradeport Land	Atlanta		5,314		38	23	5,352	23	5,375	2	N/A	N/A
Two Point Royal	Atlanta	(1)	1,793	14,964		255	1,793	15,219	17,012	2,395	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Baltimore		24,931		(961)		23,970		23,970		N/A	N/A

Charlotte, NC
4101 Stuart Andrew Boulevard	Charlotte		70	512		118	70	630	700	153	1984	5-40 yrs.
4105 Stuart Andrew Boulevard	Charlotte		26	190		4	26	194	220	41	1984	5-40 yrs.
4109 Stuart Andrew Boulevard	Charlotte		87	639		40	87	679	766	144	1984	5-40 yrs.
4201 Stuart Andrew Boulevard	Charlotte		110	812		87	110	899	1,009	199	1982	5-40 yrs.
4205 Stuart Andrew Boulevard	Charlotte		134	984		47	134	1,031	1,165	222	1982	5-40 yrs.
4209 Stuart Andrew Boulevard	Charlotte		91	669		29	91	698	789	152	1982	5-40 yrs.
4215 Stuart Andrew Boulevard	Charlotte		133	983		45	133	1,028	1,161	214	1982	5-40 yrs.
4301 Stuart Andrew Boulevard	Charlotte		232	1,710		129	232	1,839	2,071	354	1982	5-40 yrs.
4321 Stuart Andrew Boulevard	Charlotte		73	537		37	73	574	647	123	1982	5-40 yrs.
4601 Park Square	Charlotte		2,601	7,808		1,027	2,601	8,835	11,436	1,200	1972	5-40 yrs.
First Citizens Building	Charlotte		647	5,505		486	647	5,991	6,638	1,443	1989	5-40 yrs.
Mallard Creek I	Charlotte	(4)	1,248	4,184		781	1,248	4,965	6,213	661	1986	5-40 yrs.
Mallard Creek III	Charlotte		845	4,810		267	845	5,077	5,922	705	1990	5-40 yrs.
Mallard Creek IV	Charlotte		348	1,164		(9)	348	1,155	1,503	164	1993	5-40 yrs.
Mallard Creek V	Charlotte	(4)	1,665			11,809	1,665	11,809	13,474	2,307	1999	5-40 yrs.
Mallard Creek VI	Charlotte		845				845		845		N/A	N/A
Oakhill Business Park English Oak	Charlotte	(2)	750	4,254		211	750	4,465	5,215	823	1984	5-40 yrs.
Oakhill Business Park Laurel Oak	Charlotte	(2)	471	2,675		268	471	2,943	3,414	630	1984	5-40 yrs.
Oakhill Business Park Live Oak	Charlotte		1,403	5,620		1,286	1,403	6,906	8,309	1,519	1989	5-40 yrs.
Oakhill Business Park Scarlet Oak	Charlotte	(2)	1,073	6,087		312	1,073	6,399	7,472	1,264	1982	5-40 yrs.
Oakhill Business Park Twin Oak	Charlotte	(2)	1,243	7,057		847	1,243	7,904	9,147	1,549	1985	5-40 yrs.
Oakhill Business Park Water Oak	Charlotte	(2)	1,623	9,209		831	1,623	10,040	11,663	1,897	1985	5-40 yrs.
Oakhill Business Park Willow Oak	Charlotte	(2)	442	2,510		553	442	3,063	3,505	722	1982	5-40 yrs.
Oakhill Land	Charlotte		3,899				3,899		3,899		N/A	N/A
Pinebrook	Charlotte		846	4,630		397	846	5,027	5,873	865	1986	5-40 yrs.
Ridgefield	Charlotte		795				795		795		N/A	N/A
One Parkway Plaza Building	Charlotte		1,110	4,748		993	1,110	5,741	6,851	1,273	1982	5-40 yrs.
Two Parkway Plaza Building	Charlotte		1,694	6,785		869	1,694	7,654	9,348	1,616	1983	5-40 yrs.
Three Parkway Plaza Building	Charlotte	(5)	1,570	6,282		710	1,570	6,992	8,562	1,475	1984	5-40 yrs.
Six Parkway Plaza Building	Charlotte					2,640		2,640	2,640	458	1996	5-40 yrs.
Seven Parkway Plaza Building	Charlotte			4,648		269		4,917	4,917	1,024	1985	5-40 yrs.
Eight Parkway Plaza Building	Charlotte			4,698		214		4,912	4,912	1,010	1986	5-40 yrs.
Eleven Parkway Plaza	Charlotte		160			2,222	160	2,222	2,382	363	1999	5-40 yrs.
Twelve Parkway Plaza	Charlotte		112			1,804	112	1,804	1,916	434	1999	5-40 yrs.
Fourteen Parkway Plaza Building	Charlotte		483			7,086	483	7,086	7,569	1,552	1999	5-40 yrs.
University Center	Charlotte		1,245			209	1,245	209	1,454	15	2001	5-40 yrs.
University Center East	Charlotte		1,289		15		1,304		1,304		N/A	N/A
University Center - Land	Charlotte		7,122		(1,640)		5,482		5,482		N/A	N/A

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Columbia, SC
Centerpoint I	Columbia		1,313	7,452		346	1,313	7,798	9,111	1,551	1988	5-40 yrs.
Centerpoint II	Columbia		1,183	8,045		38	1,183	8,083	9,266	1,464	1996	5-40 yrs.
Centerpoint V	Columbia		265			1,414	265	1,414	1,679	261	1997	5-40 yrs.
Centerpoint VI	Columbia		276				276		276		N/A	N/A
Fontaine I	Columbia		1,219	6,907		1,462	1,219	8,369	9,588	1,782	1985	5-40 yrs.
Fontaine II	Columbia		941	5,335		164	941	5,499	6,440	1,015	1987	5-40 yrs.
Fontaine III	Columbia		853	4,832		(533)	853	4,299	5,152	879	1988	5-40 yrs.
Fontaine V	Columbia		395	2,240		16	395	2,256	2,651	412	1990	5-40 yrs.

Greenville, SC
385 Building 1	Greenville		1,413			4,188	1,413	4,188	5,601	1,271	1998	5-40 yrs.
385 Land	Greenville		1,800				1,800		1,800		N/A	N/A
770 Pelham Road	Greenville		705	2,812		371	705	3,183	3,888	508	1989	5-40 yrs.
Bank of America Plaza	Greenville		642	9,485		2,406	642	11,891	12,533	2,521	1973	5-40 yrs.
Brookfield Plaza	Greenville	(2)	1,489	8,450		760	1,489	9,210	10,699	1,982	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Greenville		3,022	17,149		9	3,022	17,158	20,180	3,136	1990	5-40 yrs.
MetLife @ Brookfield	Greenville		1,039			10,716	1,039	10,716	11,755	942	2001	5-40 yrs.
Patewood Business Center	Greenville		1,312	7,447		108	1,312	7,555	8,867	1,347	1983	5-40 yrs.
Patewood I	Greenville		942	5,117		552	942	5,669	6,611	991	1985	5-40 yrs.
Patewood II	Greenville		942	5,176		381	942	5,557	6,499	1,089	1987	5-40 yrs.
Patewood III	Greenville	(2)	835	4,740		166	835	4,906	5,741	874	1989	5-40 yrs.
Patewood IV	Greenville	(2)	1,210	6,866		184	1,210	7,050	8,260	1,280	1989	5-40 yrs.
Patewood V	Greenville	(2)	1,677	9,517		96	1,677	9,613	11,290	1,746	1990	5-40 yrs.
Patewood VI	Greenville		2,360			8,881	2,360	8,881	11,241	1,863	1999	5-40 yrs.
Verizon Wireless	Greenville	(10)	1,790		(1,790)	—					2002	5-40 yrs.

Jacksonville, FL
Belfort Park VI - Land	Jacksonville		480		(135)		345		345		N/A	N/A
Belfort Park VII - Land	Jacksonville		1,858		10		1,868		1,868		N/A	N/A

Kansas City, MO
Country Club Plaza	Kansas City	(6)	14,087	140,356	—	86,889	14,087	227,245	241,332	25,767	1920-2002	5-40 yrs.
63rd & Brookside	Kansas City		71	286		45	71	331	402	56	1919	5-40 yrs.
Alameda Towers	Kansas City			231		(231)					N/A	N/A
Bannister Rd.	Kansas City		121		(121)						N/A	N/A
Brookside Shopping Center	Kansas City		2,511	9,340		866	2,511	10,206	12,717	1,344	1919	5-40 yrs.
Challenger - Land	Kansas City		19,094		(19,094)						N/A	N/A
Colonial Shops	Kansas City		138	644		28	138	672	810	104	1907	5-40 yrs.
Corinth Executive Building	Kansas City		514	2,290		548	514	2,838	3,352	474	1973	5-40 yrs.
Corinth Office Building	Kansas City	660	529	2,149		339	529	2,488	3,017	383	1960	5-40 yrs.
Corinth Shops South	Kansas City		1,043	4,349		(7)	1,043	4,342	5,385	623	1953	5-40 yrs.
Corinth Square North Shops	Kansas City		2,693	11,237		448	2,693	11,685	14,378	1,637	1962	5-40 yrs.
Fairway North	Kansas City		753	3,212		200	753	3,412	4,165	550	1985	5-40 yrs.
Fairway Shops	Kansas City	2,318	673	3,152		(187)	673	2,965	3,638	472	1940	5-40 yrs.
Fairway West	Kansas City		851	3,447		242	851	3,689	4,540	518	1983	5-40 yrs.
Residential - Land	Kansas City		484		127		611		611		N/A	N/A
Land - Hotel Land - Valencia	Kansas City		943				943		943		N/A	N/A
Land - JCN Parkway 4502-1	Kansas City		50				50		50		N/A	N/A
Land - JCN Parkway 4510 & 4518	Kansas City		100				100		100		N/A	N/A
Land - Lionsgate	Kansas City		3,506				3,506		3,506		N/A	N/A
Land - Woodsonia Commercial	Kansas City		2,611				2,611		2,611		N/A	N/A
Neptune Apartments	Kansas City	4,121	1,073	6,139		298	1,073	6,437	7,510	892	1988	5-40 yrs.
Parklane Apartments	Kansas City		273	1,574		148	273	1,722	1,995	200	1924	5-40 yrs.
Red Bridge & Holmes	Kansas City		390		(390)						N/A	N/A
Rental Houses	Kansas City			764		101		865	865	114	1960	5-40 yrs.
St. Charles Apartments	Kansas City		29	165			29	165	194	23	1922	5-40 yrs.
Wornall Road Apartments	Kansas City		186	173		21	186	194	380	28	1918	5-40 yrs.
Nichols Building	Kansas City	700	490	1,984		178	490	2,162	2,652	340	1978	5-40 yrs.
One Ward Parkway	Kansas City		666	3,874		(166)	666	3,708	4,374	746	1980	5-40 yrs.
Park Plaza	Kansas City	(6)	1,352	6,283		837	1,352	7,120	8,472	1,098	1983	5-40 yrs.
Parkway Building	Kansas City		395	2,007		(108)	395	1,899	2,294	351	1906-1910	5-40 yrs.
Prairie Village Office Center	Kansas City		749	2,997	(749)	(2,997)					1960	5-40 yrs.
Prairie Village Rest & Bank	Kansas City	(8)				1,372		1,372	1,372	149	1948	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Prairie Village Shops	Kansas City	(8)	3,289	14,377		1,940	3,289	16,317	19,606	2,511	1948	5-40 yrs.
Shannon Valley Shopping Center	Kansas City	5,680	1,891	7,468		1,210	1,891	8,678	10,569	1,500	1988	5-40 yrs.
Somerset	Kansas City		30	122			30	122	152	17	1998	5-40 yrs.
Two Brush Creek	Kansas City		961	4,312		16	961	4,328	5,289	707	1983	5-40 yrs.
Valencia Place Office	Kansas City	(6)	1,530			36,705	1,530	36,705	38,235	4,674	1999	5-40 yrs.
WhiteHorse Commercial	Kansas City		2,200		(2,200)						N/A	N/A

Memphis, TN
3400 Players Club Parkway	Memphis	(2)	1,005			5,170	1,005	5,170	6,175	1,287	1997	5-40 yrs.
6000 Poplar Ave	Memphis		2,340	11,385		542	2,340	11,927	14,267	957	1985	5-40 yrs.
6060 Poplar Ave	Memphis		1,980	8,677		458	1,980	9,135	11,115	760	1987	5-40 yrs.
Atrium I & II	Memphis		1,570	6,253		712	1,570	6,965	8,535	1,253	1984	5-40 yrs.
Centrum	Memphis		1,013	5,580		232	1,013	5,812	6,825	899	1979	5-40 yrs.
Hickory Hill Medical Plaza	Memphis		398	2,259		136	398	2,395	2,793	480	1988	5-40 yrs.
International Place II	Memphis	(4)	4,847	27,573		1,284	4,847	28,857	33,704	5,498	1988	5-40 yrs.
Shadow Creek I	Memphis		924			7,535	924	7,535	8,459	902	2000	5-40 yrs.
Shadow Creek II	Memphis		734			6,559	734	6,559	7,293	329	2001	5-40 yrs.
Southwind Office Center A	Memphis		996	5,651		220	996	5,871	6,867	1,089	1991	5-40 yrs.

Southwind Office Center B	Memphis		1,356	7,695		203	1,356	7,898	9,254	1,460	1990	5-40 yrs.
Southwind Office Center C	Memphis	(2)	1,070			5,749	1,070	5,749	6,819	1,038	1998	5-40 yrs.
Southwind Office Center D	Memphis		744			6,117	744	6,117	6,861	1,294	1999	5-40 yrs.
The Colonnade	Memphis		1,300	6,481		1,246	1,300	7,727	9,027	1,633	1998	5-40 yrs.

Nashville, TN
3322 West End	Nashville		3,025	27,490		1,774	3,025	29,264	32,289	3,289	1986	5-40 yrs.
3401 West End	Nashville		4,880	19,909		2,759	4,880	22,668	27,548	4,684	1982	5-40 yrs.
5310 Maryland Way	Nashville		1,555	6,258		70	1,555	6,328	7,883	1,220	1994	5-40 yrs.
BNA Corporate Center	Nashville			19,668		1,800		21,468	21,468	4,414	1985	5-40 yrs.
Century City Plaza I	Nashville		903	3,612		501	903	4,113	5,016	796	1987	5-40 yrs.
Cool Springs I	Nashville		1,583			14,207	1,583	14,207	15,790	2,885	1999	5-40 yrs.
Cool Springs II	Nashville		1,824			22,365	1,824	22,365	24,189	2,142	1999	5-40 yrs.
Cool Springs Land	Nashville		7,635		1,326		8,961		8,961		N/A	N/A
Eakin & Smith	Nashville		2,692	12,477			2,692	12,477	15,169	2,607	1999	5-40 yrs.
Eastpark I, II, & III	Nashville		2,371	9,553		2,572	2,371	12,125	14,496	2,571	1978	5-40 yrs.
Harpeth on the Green II	Nashville	(1)	1,419	5,677		834	1,419	6,511	7,930	1,193	1984	5-40 yrs.
Harpeth on the Green III	Nashville	(1)	1,660	6,649		809	1,660	7,458	9,118	1,287	1987	5-40 yrs.
Harpeth on the Green IV	Nashville	(1)	1,713	6,842		730	1,713	7,572	9,285	1,482	1989	5-40 yrs.
Harpeth on The Green V	Nashville	(1)	662			5,429	662	5,429	6,091	1,388	1998	5-40 yrs.
Hickory Trace	Nashville	(4)	1,164			5,877	1,164	5,877	7,041	548	N/A	N/A
Highwoods Plaza I	Nashville	(1)	1,772			8,688	1,772	8,688	10,460	2,361	1996	5-40 yrs.
Highwoods Plaza II	Nashville	(1)	1,448			7,744	1,448	7,744	9,192	2,116	1997	5-40 yrs.
Lakeview Ridge I	Nashville		1,768	6,316		232	1,768	6,548	8,316	1,269	1986	5-40 yrs.
Lakeview Ridge II	Nashville	(1)	605			5,056	605	5,056	5,661	1,134	1998	5-40 yrs.
Lakeview Ridge III	Nashville	(1)	1,073			13,105	1,073	13,105	14,178	2,332	1999	5-40 yrs.
Seven Springs I	Nashville		2,076			14,063	2,076	14,063	16,139	474	2002	5-40 yrs.
Seven Springs - Land I	Nashville		3,122				3,122		3,122		N/A	N/A
Seven Springs - Land II	Nashville		3,715				3,715		3,715		N/A	N/A
SouthPointe	Nashville		1,655			7,911	1,655	7,911	9,566	1,454	1998	5-40 yrs.
Southwind Land	Nashville		3,662				3,662		3,662		N/A	N/A
Sparrow Building	Nashville		1,262	5,047		348	1,262	5,395	6,657	1,007	1982	5-40 yrs.
The Ramparts at Brentwood	Nashville		2,394	12,806		355	2,394	13,161	15,555	1,046	1986	5-40 yrs.
Westwood South	Nashville	(1)	2,106			11,260	2,106	11,260	13,366	2,549	1999	5-40 yrs.
Winners Circle	Nashville	(1)	1,497	7,258		575	1,497	7,833	9,330	1,245	1987	5-40 yrs.

Norfolk, VA
Greenbrier Business Center	Norfolk		936	5,305	(936)	(5,305)					1984	5-40 yrs.

Orlando, FL
Capital Plaza III	Orlando		2,994				2,994		2,994		N/A	N/A
In Charge Institute	Orlando		501			2,796	501	2,796	3,297	448	2000	5-40 yrs.
Interlachen Village	Orlando		900	2,689	(900)	(2,689)					1987	5-40 yrs.
Lake Mary Land	Orlando		9,805		(3,734)		6,071		6,071		N/A	N/A
Landmark I	Orlando		6,785	30,652		390	6,785	31,042	37,827	4,953	1983	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Landmark II	Orlando		6,785	29,411		713	6,785	30,124	36,909	4,493	1983	5-40 yrs.
Metrowest Center	Orlando		1,344	7,629		978	1,344	8,607	9,951	1,614	1988	5-40 yrs.
MetroWest Land	Orlando		3,134				3,134		3,134		N/A	N/A
Pine Street I	Orlando		2,763	34,359		100	2,763	34,459	37,222	5,695	1999	5-40 yrs.
Pine Street II	Orlando		3,030	48,043			3,030	48,043	51,073	7,060	1999	5-40 yrs.
Signature Plaza	Orlando		4,302	33,637		767	4,302	34,404	38,706	6,403	1982	5-40 yrs.
Sunport Center	Orlando		1,505	9,982		(98)	1,505	9,884	11,389	1,549	1990	5-40 yrs.

Piedmont Triad, NC
101 Stratford	Piedmont Triad		1,205	6,916		955	1,205	7,871	9,076	1,168	1986	5-40 yrs.
150 Stratford	Piedmont Triad		2,777	11,468		628	2,777	12,096	14,873	2,727	1991	5-40 yrs.
160 Stratford - Land	Piedmont Triad		966				966		966		N/A	N/A
2606 Phoenix Drive-100 Series	Piedmont Triad		63	466	(63)	(466)					1989	5-40 yrs.
2606 Phoenix Drive-200 Series	Piedmont Triad		63	466	(63)	(466)					1989	5-40 yrs.
2606 Phoenix Drive-300 Series	Piedmont Triad		31	229	(31)	(229)					1989	5-40 yrs.
2606 Phoenix Drive-400 Series	Piedmont Triad		52	382	(52)	(382)					1989	5-40 yrs.
2606 Phoenix Drive-500 Series	Piedmont Triad		64	471	(64)	(471)					1989	5-40 yrs.
2606 Phoenix Drive-600 Series	Piedmont Triad		78	575	(78)	(575)					1989	5-40 yrs.
2606 Phoenix Drive-700 Series	Piedmont Triad			533		(533)					1988	5-40 yrs.
2606 Phoenix Drive-800 Series	Piedmont Triad			2,308		(2,308)					1989	5-40 yrs.
500 Northridge	Piedmont Triad		1,789	4,174	(1,789)	(4,174)					1988	5-40 yrs.
500 Radar Road	Piedmont Triad		202	1,507		153	202	1,660	1,862	386	1981	5-40 yrs.
502 Radar Road	Piedmont Triad		39	285		52	39	337	376	81	1986	5-40 yrs.
504 Radar Road	Piedmont Triad		39	292		77	39	369	408	83	1986	5-40 yrs.
506 Radar Road	Piedmont Triad		39	285		15	39	300	339	63	1986	5-40 yrs.
520 Northridge	Piedmont Triad		1,700	4,166	(1,700)	(4,166)					1989	5-40 yrs.
540 Northridge	Piedmont Triad		1,934	4,638	(1,934)	(4,638)					1989	5-40 yrs.
550 Northridge	Piedmont Triad		444	1,075	(444)	(1,075)					1989	5-40 yrs.
531 Northridge Office	Piedmont Triad		1,601	3,809			1,601	3,809	5,410	87	1989	5-40 yrs.
531 Northridge Warehouse	Piedmont Triad		4,540	10,810			4,540	10,810	15,350	248	1989	5-40 yrs.
6348 Burnt Poplar	Piedmont Triad		721	2,889		36	721	2,925	3,646	649	1990	5-40 yrs.
6350 Burnt Poplar	Piedmont Triad		339	1,369		60	339	1,429	1,768	341	1992	5-40 yrs.
710 Almondridge	Piedmont Triad		2,555	10,232	(2,555)	(10,232)					1988	5-40 yrs.
711 Almondridge	Piedmont Triad		217	536	(217)	(536)					1988	5-40 yrs.
7341 West Friendly Avenue	Piedmont Triad		113	841		153	113	994	1,107	235	1988	5-40 yrs.
7343 West Friendly Avenue	Piedmont Triad		72	555		94	72	649	721	175	1988	5-40 yrs.
7345 West Friendly Avenue	Piedmont Triad		66	492		8	66	500	566	104	1988	5-40 yrs.
7347 West Friendly Avenue	Piedmont Triad		97	719		23	97	742	839	152	1988	5-40 yrs.
7349 West Friendly Avenue	Piedmont Triad		53	393		40	53	433	486	87	1988	5-40 yrs.
7351 West Friendly Avenue	Piedmont Triad		106	788		104	106	892	998	170	1988	5-40 yrs.
7353 West Friendly Avenue	Piedmont Triad		123	912		41	123	953	1,076	202	1988	5-40 yrs.
7355 West Friendly Avenue	Piedmont Triad		72	538		42	72	580	652	136	1988	5-40 yrs.
7906 Industrial Village Road	Piedmont Triad		62	460		18	62	478	540	103	1985	5-40 yrs.
7908 Industrial Village Road	Piedmont Triad		62	475		80	62	555	617	115	1985	5-40 yrs.
7910 Industrial Village Road	Piedmont Triad		62	460		2	62	462	524	98	1985	5-40 yrs.
Airpark East-Building 1	Piedmont Triad	(7)	377	1,510		128	377	1,638	2,015	421	1990	5-40 yrs.
Airpark East-Building 2	Piedmont Triad	(7)	461	1,842		175	461	2,017	2,478	447	1986	5-40 yrs.
Airpark East-Building 3	Piedmont Triad	(7)	321	1,288		194	321	1,482	1,803	378	1986	5-40 yrs.
Airpark East-Building A	Piedmont Triad	(7)	507	2,913		591	507	3,504	4,011	802	1986	5-40 yrs.
Airpark East-Building B	Piedmont Triad	(7)	736	3,225		588	736	3,813	4,549	828	1988	5-40 yrs.
Airpark East-Building C	Piedmont Triad	(7)	2,384	9,539		2,032	2,384	11,571	13,955	2,741	1990	5-40 yrs.
Airpark East-Building D	Piedmont Triad	(7)	850		1,025	4,049	1,875	4,049	5,924	694	1997	5-40 yrs.
Airpark East-Copier Consultants	Piedmont Triad	(7)	223	1,064		313	223	1,377	1,600	382	1990	5-40 yrs.
Airpark East-HewlettPackard	Piedmont Triad	(7)	465		558	920	1,023	920	1,943	221	1996	5-40 yrs.
Airpark East-Highland	Piedmont Triad	(7)	145	1,078		(2)	145	1,076	1,221	200	1990	5-40 yrs.
Airpark East-Inacom Building	Piedmont Triad	(7)	265		396	922	661	922	1,583	360	1996	5-40 yrs.
Airpark East-Service Center 1	Piedmont Triad	(7)	236	1,099		152	236	1,251	1,487	286	1985	5-40 yrs.
Airpark East-Service Center 2	Piedmont Triad	(7)	192	943		303	192	1,246	1,438	359	1985	5-40 yrs.
Airpark East-Service Center 3	Piedmont Triad	(7)	304	1,214		313	304	1,527	1,831	347	1985	5-40 yrs.
Airpark East-Service Center 4	Piedmont Triad	(7)	224	925		184	224	1,109	1,333	329	1985	5-40 yrs.
Airpark East-Service Court	Piedmont Triad	(7)	170	774		55	170	829	999	192	1990	5-40 yrs.
Airpark East-Simplex	Piedmont Triad	(7)	271		350	627	621	627	1,248	118	1997	5-40 yrs.
Airpark East-Warehouse 1	Piedmont Triad	(7)	354	1,607		86	354	1,693	2,047	454	1985	5-40 yrs.
Airpark East-Warehouse 2	Piedmont Triad	(7)	372	1,517		78	372	1,595	1,967	377	1985	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Airpark East-Warehouse 3	Piedmont Triad	(7)	340	1,480		428	340	1,908	2,248	378	1986	5-40 yrs.
Airpark East-Warehouse 4	Piedmont Triad	(7)	657	2,666		58	657	2,724	3,381	636	1988	5-40 yrs.
Airpark North - DC1	Piedmont Triad	(7)	857	2,908		297	857	3,205	4,062	739	1986	5-40 yrs.
Airpark North - DC2	Piedmont Triad	(7)	1,298	4,375		306	1,298	4,681	5,979	1,068	1987	5-40 yrs.
Airpark North - DC3	Piedmont Triad	(7)	448	1,511		86	448	1,597	2,045	368	1988	5-40 yrs.
Airpark North - DC4	Piedmont Triad	(7)	447	1,508		87	447	1,595	2,042	368	1988	5-40 yrs.
Airpark South Warehouse 1	Piedmont Triad		546			3,092	546	3,092	3,638	457	1998	5-40 yrs.
Airpark South Warehouse 2	Piedmont Triad		749			2,517	749	2,517	3,266	286	1999	5-40 yrs.
Airpark South Warehouse 3	Piedmont Triad		603			2,368	603	2,368	2,971	234	1999	5-40 yrs.
Airpark South Warehouse 4	Piedmont Triad		499			2,455	499	2,455	2,954	576	1999	5-40 yrs.
Airpark South Warehouse 6	Piedmont Triad		1,733			5,839	1,733	5,839	7,572	1,023	1999	5-40 yrs.
Airpark West 1	Piedmont Triad	(5)	954	3,820		569	954	4,389	5,343	1,091	1984	5-40 yrs.
Airpark West 2	Piedmont Triad	(5)	884	3,536		262	884	3,798	4,682	869	1985	5-40 yrs.
Airpark West 4	Piedmont Triad	(5)	226	903		147	226	1,050	1,276	255	1985	5-40 yrs.
Airpark West 5	Piedmont Triad	(5)	242	967		275	242	1,242	1,484	269	1985	5-40 yrs.
Airpark West 6	Piedmont Triad	(5)	326	1,304		115	326	1,419	1,745	350	1985	5-40 yrs.
ALO	Piedmont Triad		177			994	177	994	1,171	89	1998	5-40 yrs.
Brigham Road - Land	Piedmont Triad		7,059				7,059		7,059		N/A	N/A
Chesapeake	Piedmont Triad	(5)	1,236	4,944		7	1,236	4,951	6,187	1,101	1993	5-40 yrs.
Chimney Rock A/B	Piedmont Triad		1,611	4,041		21	1,611	4,062	5,673	561	1981	5-40 yrs.
Chimney Rock C	Piedmont Triad		604	1,512		(28)	604	1,484	2,088	167	1983	5-40 yrs.
Chimney Rock D	Piedmont Triad		236	591		50	236	641	877	126	1983	5-40 yrs.
Chimney Rock E	Piedmont Triad		1,694	4,261		(72)	1,694	4,189	5,883	604	1985	5-40 yrs.
Chimney Rock F	Piedmont Triad		1,432	3,604		(262)	1,432	3,342	4,774	500	1987	5-40 yrs.
Chimney Rock G	Piedmont Triad		1,044	2,619		(172)	1,044	2,447	3,491	363	1987	5-40 yrs.
Consolidated Center/ Building I	Piedmont Triad		625	2,183		7	625	2,190	2,815	335	1983	5-40 yrs.
Consolidated Center/ Building II	Piedmont Triad		625	4,435		198	625	4,633	5,258	705	1983	5-40 yrs.
Consolidated Center/ Building III	Piedmont Triad		680	3,572		53	680	3,625	4,305	548	1989	5-40 yrs.
Consolidated Center/ Building IV	Piedmont Triad		376	1,655		114	376	1,769	2,145	279	1989	5-40 yrs.
Deep River Corporate Center	Piedmont Triad		1,033	5,892		352	1,033	6,244	7,277	1,247	1989	5-40 yrs.
Enterprise Warehouse I	Piedmont Triad		453			3,573	453	3,573	4,026	258	2002	5-40 yrs.
Forsyth Corporate Center	Piedmont Triad	(2)	326	1,853		659	326	2,512	2,838	650	1985	5-40 yrs.
Highwoods Park Building I	Piedmont Triad		1,993			8,612	1,993	8,612	10,605	299	2001	5-40 yrs.
Inman Road Land	Piedmont Triad		941		(941)						N/A	N/A
Jefferson Pilot Land	Piedmont Triad		11,759		5,595		17,354		17,354		N/A	N/A
Madison Park - Building 5610	Piedmont Triad		211	493	(211)	(493)					1988	5-40 yrs.
Madison Park - Building 5620	Piedmont Triad		941	2,218		(20)	941	2,198	3,139	307	1983	5-40 yrs.
Madison Park - Building 5630	Piedmont Triad		1,486	3,503		(9)	1,486	3,494	4,980	485	1983	5-40 yrs.
Madison Park - Building 5635	Piedmont Triad		893	2,104		11	893	2,115	3,008	295	1986	5-40 yrs.
Madison Park - Building 5640	Piedmont Triad		1,827	6,522		(41)	1,827	6,481	8,308	916	1985	5-40 yrs.
Madison Park - Building 5650	Piedmont Triad		1,081	2,548		25	1,081	2,573	3,654	356	1984	5-40 yrs.
Madison Park - Building 5655	Piedmont Triad		1,941	7,108		143	1,941	7,251	9,192	1,027	1987	5-40 yrs.
Madison Park - Building 5660	Piedmont Triad		1,910	4,501		(34)	1,910	4,467	6,377	624	1984	5-40 yrs.
Madison Parking Deck	Piedmont Triad		5,755	8,822		487	5,755	9,309	15,064	1,167	1987	5-40 yrs.
Regency One-Piedmont Center	Piedmont Triad		515			2,925	515	2,925	3,440	866	1996	5-40 yrs.
Regency Two-Piedmont Center	Piedmont Triad		435			1,951	435	1,951	2,386	336	1996	5-40 yrs.
Sears Cenfact	Piedmont Triad	(1)	831	3,446		347	831	3,793	4,624	885	1989	5-40 yrs.
The Knollwood-370	Piedmont Triad	(7)	1,819	7,467		523	1,819	7,990	9,809	1,971	1994	5-40 yrs.
The Knollwood-380	Piedmont Triad	(7)	2,977	11,982		1,023	2,977	13,005	15,982	2,950	1990	5-40 yrs.
The Knollwood-380 Retail	Piedmont Triad	(7)		1		163		164	164	48	1995	5-40 yrs.
University Commercial Center-Archer 4	Piedmont Triad		514	2,058		209	514	2,267	2,781	521	1986	5-40 yrs.
University Commercial Center-Landmark 3	Piedmont Triad		429	1,778		413	429	2,191	2,620	471	1985	5-40 yrs.
University Commercial Center-Service Center 1	Piedmont Triad		276	1,155		131	276	1,286	1,562	311	1983	5-40 yrs.
University Commercial Center-Service Center 2	Piedmont Triad		215	859		35	215	894	1,109	208	1983	5-40 yrs.
University Commercial Center-Service Center 3	Piedmont Triad		167	699		330	167	1,029	1,196	292	1984	5-40 yrs.
University Commercial Center-Warehouse 1	Piedmont Triad		203	812		18	203	830	1,033	183	1983	5-40 yrs.
University Commercial Center-Warehouse 2	Piedmont Triad		196	786		42	196	828	1,024	184	1983	5-40 yrs.
US Airways	Piedmont Triad	(2)	2,625	15,069		(36)	2,625	15,033	17,658	2,307	1970-1987	5-40 yrs.
Westpoint Business Park Land	Piedmont Triad		861		103		964		964		N/A	5-40 yrs.
Westpoint Business Park-BMF	Piedmont Triad		795	3,181		4	795	3,185	3,980	707	1986	5-40 yrs.
Westpoint Business Park-Fairchild	Piedmont Triad		640	2,577	(640)	(2,577)					1990	5-40 yrs.
Westpoint Business Park-Luwabahnson	Piedmont Triad		346	1,384		1	346	1,385	1,731	308	1990	5-40 yrs.
Westpoint Business Park-Wp 3&4	Piedmont Triad		171	687	(171)	(687)					1988	5-40 yrs.
Westpoint Business Park-Wp 5	Piedmont Triad		377	1,609	(377)	(1,609)					1988	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Westpoint Business Park-Wp 12	Piedmont Triad		499	2,031	(499)	(2,031)					1988	5-40 yrs.
Westpoint Business Park-Wp 11	Piedmont Triad		393	1,570	(393)	(1,570)					1988	5-40 yrs.
Westpoint Business Park-Wp 13	Piedmont Triad		297	1,214		22	297	1,236	1,533	220	1988	5-40 yrs.

Research Triangle, NC
3600 Glenwood Avenue	Research Triangle			10,994				10,994	10,994	1,867	1986	5-40 yrs.
3737 Glenwood Avenue	Research Triangle					18,335		18,335	18,335	2,642	1999	5-40 yrs.
4101 Research Commons	Research Triangle		1,348	8,346		—	1,348	8,346	9,694	1,113	1999	5-40 yrs.
4201 Research Commons	Research Triangle		1,204	11,858		—	1,204	11,858	13,062	4,215	1991	5-40 yrs.
4301 Research Commons	Research Triangle		900	8,237		—	900	8,237	9,137	1,776	1989	5-40 yrs.
4401 Research Commons	Research Triangle		1,249	9,387		6,027	1,249	15,414	16,663	6,566	1987	5-40 yrs.
4501 Research Commons	Research Triangle		785	5,856		—	785	5,856	6,641	1,868	1985	5-40 yrs.
4300 Six Forks Road	Research Triangle			15,595		4,274		19,869	19,869	2,866	1995	5-40 yrs.
4800 North Park	Research Triangle		2,678	17,630		1,527	2,678	19,157	21,835	4,966	1985	5-40 yrs.
4900 North Park	Research Triangle	1,135	770	1,983		535	770	2,518	3,288	527	1984	5-40 yrs.
5000 North Park	Research Triangle	(2)	1,010	4,612		2,031	1,010	6,643	7,653	1,633	1980	5-40 yrs.
3645 Trust Drive - One North Commerce Center	Research Triangle		789	2,954		865	789	3,819	4,608	741	1984	5-40 yrs.
5200 Greens Dairy-One North Commerce Center	Research Triangle		169	961		236	169	1,197	1,366	249	1984	5-40 yrs.
5220 Greens Dairy-One North Commerce Center	Research Triangle		382	2,168		340	382	2,508	2,890	444	1984	5-40 yrs.
Phase I - One North Commerce Center	Research Triangle		768	4,463		1,413	768	5,876	6,644	1,278	1981	5-40 yrs.
W Building - One North Commerce Center	Research Triangle		1,163	6,815		1,740	1,163	8,555	9,718	2,143	1983	5-40 yrs.
801 Corporate Center	Research Triangle		828			9,300	828	9,300	10,128	252	2002	5-40 yrs.
Aspen Building	Research Triangle		560	2,088	(560)	(2,088)					1980	5-40 yrs.
Blue Ridge I	Research Triangle	(1)	722	4,606		987	722	5,593	6,315	1,650	1982	5-40 yrs.
Blue Ridge II	Research Triangle	(1)	462	1,410		198	462	1,608	2,070	680	1988	5-40 yrs.
Cape Fear	Research Triangle		131	1,630		734	131	2,364	2,495	1,504	1979	5-40 yrs.
Catawba	Research Triangle		125	1,635		1,020	125	2,655	2,780	1,342	1980	5-40 yrs.
Cedar East	Research Triangle		563	2,491	(563)	(2,491)					1981	5-40 yrs.
Cedar West	Research Triangle		563	2,475	(563)	(2,475)					1981	5-40 yrs.
CentreGreen One - Weston	Research Triangle	(4)	1,529			9,432	1,529	9,432	10,961	1,559	2000	5-40 yrs.
CentreGreen Two - Weston	Research Triangle	(4)	1,653			9,545	1,653	9,545	11,198	915	2001	5-40 yrs.
CentreGreen Three Land - Weston	Research Triangle		1,876				1,876		1,876		N/A	N/A
CentreGreen Four	Research Triangle	(4)	1,779			12,165	1,779	12,165	13,944	250	2002	5-40 yrs.
CentreGreen Five Land - Weston	Research Triangle		3,062				3,062		3,062		N/A	N/A
Concourse	Research Triangle	(3)	986	15,125			986	15,125	16,111	4,426	1986	5-40 yrs.
Cottonwood	Research Triangle		609	3,244		157	609	3,401	4,010	790	1983	5-40 yrs.
Creekstone Crossings	Research Triangle		728	3,841		190	728	4,031	4,759	905	1990	5-40 yrs.
Cypress	Research Triangle		567	1,729	(567)	(1,729)					1980	5-40 yrs.
Day Tract Residential	Research Triangle		7,668		4		7,672		7,672		N/A	N/A
Day Tract Land	Research Triangle		8,524				8,524		8,524		N/A	N/A
Dogwood	Research Triangle		766	2,769		616	766	3,385	4,151	697	1983	5-40 yrs.
EPA	Research Triangle		2,601			1,652	2,601	1,652	4,253	9	2003	5-40 yrs.
GlenLake Land	Research Triangle		5,335				5,335		5,335		N/A	N/A
GlenLake Bldg I	Research Triangle	(4)	924			21,137	924	21,137	22,061	715	2002	5-40 yrs.
Global Software	Research Triangle	(2)	465			7,135	465	7,135	7,600	2,229	1996	5-40 yrs.
Hawthorn	Research Triangle		904	3,769		581	904	4,350	5,254	2,442	1987	5-40 yrs.
Healthsource	Research Triangle		1,304			12,322	1,304	12,322	13,626	2,867	1996	5-40 yrs.
Highwoods Centre-Weston	Research Triangle	(1)	531			7,095	531	7,095	7,626	1,264	1998	5-40 yrs.
Highwoods Office Center North Land	Research Triangle		355	49	2		357	49	406	20	N/A	N/A
Highwoods Office Center South Land	Research Triangle		2,411		12		2,423		2,423		N/A	N/A
Highwoods Tower One	Research Triangle	(2)	203	16,744		963	203	17,707	17,910	5,766	1991	5-40 yrs.
Highwoods Tower Two	Research Triangle		365			24,306	365	24,306	24,671	2,219	2001	5-40 yrs.
Holiday Inn Reservations Center	Research Triangle		867	2,727		144	867	2,871	3,738	725	1984	5-40 yrs.
Inveresk Land Parcel 2	Research Triangle		657				657		657		N/A	N/A
Inveresk Land Parcel 3	Research Triangle		548				548		548		N/A	N/A
Ironwood	Research Triangle		319	1,337		264	319	1,601	1,920	413	1978	5-40 yrs.
Magnolia	Research Triangle		133	3,576		667	133	4,243	4,376	1,967	1988	5-40 yrs.
Lake Plaza East	Research Triangle	(3)	856	6,325		—	856	6,325	7,181	2,017	1984	5-40 yrs.
Laurel	Research Triangle		884	2,517		819	884	3,336	4,220	909	1982	5-40 yrs.
Leatherwood	Research Triangle		213	891		608	213	1,499	1,712	366	1979	5-40 yrs.
Maplewood	Research Triangle	(1)	149			3,629	149	3,629	3,778	467	N/A	5-40 yrs.
Northpark - Wake Forest	Research Triangle		498			4,021	498	4,021	4,519	1,085	1997	5-40 yrs.
Northpark Land - Wake Forest	Research Triangle		1,586		11		1,597		1,597		N/A	N/A
Overlook	Research Triangle		398			9,423	398	9,423	9,821	1,078	1999	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Pamlico	Research Triangle		289			11,181	289	11,181	11,470	4,760	1980	5-40 yrs.
ParkWest One - Weston	Research Triangle		383			4,023	383	4,023	4,406	467	2001	5-40 yrs.
ParkWest Two - Weston	Research Triangle		503			3,388	503	3,388	3,891	453	2001	5-40 yrs.
ParkWest Three - Land - Weston	Research Triangle		834		29		863		863		N/A	N/A
Progress Center Renovation	Research Triangle					359		359	359	14	2003	5-40 yrs.
Pulse Athletic Club at Highwoods	Research Triangle		142			3,042	142	3,042	3,184	1,019	1998	5-40 yrs.
Raleigh Corp Center Lot D	Research Triangle		1,211				1,211		1,211		N/A	N/A
Red Oak	Research Triangle		389			6,630	389	6,630	7,019	1,498	1999	5-40 yrs.
Rexwoods Center I	Research Triangle	(5)	878	3,730		381	878	4,111	4,989	1,472	1990	5-40 yrs.
Rexwoods Center II	Research Triangle		362	1,818		5	362	1,823	2,185	466	1993	5-40 yrs.
Rexwoods Center III	Research Triangle		919	2,816		533	919	3,349	4,268	948	1992	5-40 yrs.
Rexwoods Center IV	Research Triangle	(5)	586			3,215	586	3,215	3,801	736	1995	5-40 yrs.
Rexwoods Center V	Research Triangle	(2)	1,301			5,699	1,301	5,699	7,000	1,179	1998	5-40 yrs.
Riverbirch	Research Triangle	(2)	469	4,038		978	469	5,016	5,485	1,684	1987	5-40 yrs.
Situs I	Research Triangle		692	4,646		—	692	4,646	5,338	1,705	1996	5-40 yrs.
Situs II	Research Triangle		718	6,254		—	718	6,254	6,972	1,835	1998	5-40 yrs.
Situs III	Research Triangle	(3)	440	4,078		—	440	4,078	4,518	177	2000	5-40 yrs.
Six Forks Center I	Research Triangle		666	2,665		663	666	3,328	3,994	721	1982	5-40 yrs.
Six Forks Center II	Research Triangle		1,086	4,533		960	1,086	5,493	6,579	1,222	1983	5-40 yrs.
Six Forks Center III	Research Triangle	(2)	862	4,411		492	862	4,903	5,765	1,120	1987	5-40 yrs.
Smoketree Tower	Research Triangle		2,353	11,743		1,941	2,353	13,684	16,037	3,514	1984	5-40 yrs.
South Square I	Research Triangle		606	3,814		1,293	606	5,107	5,713	1,196	1988	5-40 yrs.
South Square II	Research Triangle		525	4,699		402	525	5,101	5,626	1,238	1989	5-40 yrs.
Sycamore	Research Triangle	(2)	255			5,175	255	5,175	5,430	1,041	1997	5-40 yrs.
WESPEC Tract 1	Research Triangle		1,402		32		1,434		1,434		N/A	N/A
WESPEC Tract 2E	Research Triangle		754		28		782		782		N/A	N/A
WESPEC - Tract 3	Research Triangle		2,537		135		2,672		2,672		N/A	N/A
Weston - Land	Research Triangle		522		26		548		548		N/A	N/A
Weston Commons Tract - 2B	Research Triangle		1,112		32		1,144		1,144		N/A	N/A
Weston Commons Tract - 5A	Research Triangle		1,237		29		1,266		1,266		N/A	N/A
Weston Commons Tract - 5B	Research Triangle		2,221		31		2,252		2,252		N/A	N/A
Weston Commons Tract - 5C	Research Triangle		2,543		174		2,717		2,717		N/A	N/A
Weston Commons Tract - 6A	Research Triangle		1,453		76		1,529		1,529		N/A	N/A
Weston Commons Tract - 6A2	Research Triangle		2,088		(2,088)						N/A	N/A
Weston Commons Tract - 6B	Research Triangle		2,251		117		2,368		2,368		N/A	N/A
Weston Commons Tract - 6C	Research Triangle		478		97		575		575		N/A	N/A
Weston Commons Tract - 8A	Research Triangle		2,342		2,782		5,124		5,124		N/A	N/A
Weston Oaks Court	Research Triangle		1,831		153		1,984		1,984		N/A	N/A
Willow Oak	Research Triangle	(2)	458			5,140	458	5,140	5,598	1,084	1995	5-40 yrs.
Other Property	Research Triangle		47	9,146			47	9,146	9,193	6,353	N/A	N/A

Richmond, VA
1309 E. Cary Street	Richmond		171	691		96	171	787	958	169	1987	5-40 yrs.
4900 Cox Road	Richmond		1,324	5,311		727	1,324	6,038	7,362	1,422	1991	5-40 yrs.
Airport Center I	Richmond		779	5,019	(779)	(5,019)					1997	5-40 yrs.
Airport Center II	Richmond		317	2,625	(317)	(2,625)					1998	5-40 yrs.
Capital One Building I	Richmond	(10)	1,278		(1,278)						1999	5-40 yrs.
Capital One Building II	Richmond	(10)	477		(477)						1999	5-40 yrs.
Capital One Building III	Richmond	(10)	1,278		(1,278)						1999	5-40 yrs.
Capital One Parking Deck	Richmond	(10)									1999	5-40 yrs.
Colonade Building	Richmond	(4)	1,364	6,105		11	1,364	6,116	7,480	153	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Richmond		1,101				1,101		1,101		N/A	N/A
East Shore I	Richmond		1,537	5,971			1,537	5,971	7,508	804	1999	5-40 yrs.
East Shore II	Richmond		907	6,853			907	6,853	7,760	1,722	1999	5-40 yrs.
East Shore III	Richmond		1,784	6,095			1,784	6,095	7,879	897	1999	5-40 yrs.
East Shore IV	Richmond		1,445		(1,438)		7		7		N/A	N/A
Grove Park I	Richmond		713			5,132	713	5,132	5,845	886	1997	5-40 yrs.
Grove Park Buidling E	Richmond		111				111		111		N/A	N/A
Grove Park Buidling H	Richmond		111				111		111		N/A	N/A
Grove Park Buidling I	Richmond		126				126		126		N/A	N/A
Grove Park Buidling J	Richmond		126				126		126		N/A	N/A
Grove Park Square	Richmond		194		(194)						N/A	N/A
Hamilton Beach	Richmond		1,086	4,345		523	1,086	4,868	5,954	1,057	1986	5-40 yrs.
HDC Land Site - Parcel 6	Richmond		1,275		(1,275)						N/A	N/A

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
HDC Land Site C - Parcel 5	Richmond		942		(942)						N/A	N/A
HDC Land Site D - Parcel 4	Richmond		1,721		(1,721)						N/A	N/A
HDC Land Site E - Parcel 3	Richmond		1,804		(1,804)						N/A	N/A
Highwoods Distribution Center	Richmond		581	6,333	(581)	(6,333)					1999	5-40 yrs.
Highwoods Commons	Richmond		521			3,568	521	3,568	4,089	300	1999	5-40 yrs.
Highwoods Five	Richmond		806			5,071	806	5,071	5,877	644	1998	5-40 yrs.
Highwoods One	Richmond	(2)	1,846			9,384	1,846	9,384	11,230	1,917	1996	5-40 yrs.
Highwoods Plaza	Richmond		909			5,798	909	5,798	6,707	448	2000	5-40 yrs.
Highwoods Two	Richmond	(4)	786			6,208	786	6,208	6,994	1,123	1997	5-40 yrs.
Innsbrook Centre	Richmond		914	6,768	(914)	(6,768)					1989	5-40 yrs.
Innslake Center	Richmond	(1)	845			6,560	845	6,560	7,405	559	2001	5-40 yrs.
Liberty Mutual	Richmond	2,837	1,205	4,825		661	1,205	5,486	6,691	1,068	1990	5-40 yrs.
Markel American	Richmond	(10)	1,372		(1,372)	—					1998	5-40 yrs.
Mercer Plaza	Richmond		1,556	12,350	(1,556)	(12,350)					1984	5-40 yrs.
North Park	Richmond		2,163	8,659		748	2,163	9,407	11,570	1,800	1989	5-40 yrs.
North Shore Commons A	Richmond	(4)	1,344			12,803	1,344	12,803	14,147	1,311	2002	5-40 yrs.
North Shore Commons B - Land	Richmond		2,067				2,067		2,067		N/A	N/A
North Shore Commons C - Land	Richmond		1,902				1,902		1,902		N/A	N/A
North Shore Commons D - Land	Richmond		1,261				1,261		1,261		N/A	N/A
One Shockoe Plaza	Richmond					15,428		15,428	15,428	3,124	1996	5-40 yrs.
Pavilion	Richmond				181		181		181		N/A	N/A
Sadler & Cox Land	Richmond		1,827				1,827		1,827		N/A	N/A
Stony Point F Land	Richmond		2,078		25		2,103		2,103		N/A	N/A
Stony Point I	Richmond		1,384	11,630		1,180	1,384	12,810	14,194	2,277	1990	5-40 yrs.
Stony Point II	Richmond		1,633			12,628	1,633	12,628	14,261	2,278	1999	5-40 yrs.
Stony Point III	Richmond		1,194			10,201	1,194	10,201	11,395	1,004	2002	5-40 yrs.
Technology Park 1	Richmond		541	2,166		338	541	2,504	3,045	574	1991	5-40 yrs.
Technology Park 2	Richmond		264	1,058		35	264	1,093	1,357	219	1991	5-40 yrs.
Vantage Place A	Richmond	(4)	203	811		78	203	889	1,092	176	1987	5-40 yrs.
Vantage Place B	Richmond	(4)	233	931		150	233	1,081	1,314	215	1988	5-40 yrs.
Vantage Place C	Richmond	(4)	235	940		75	235	1,015	1,250	207	1987	5-40 yrs.
Vantage Place D	Richmond	(4)	218	873		58	218	931	1,149	195	1988	5-40 yrs.
Vantage Pointe	Richmond	(4)	1,089	4,500		450	1,089	4,950	6,039	1,054	1990	5-40 yrs.
Virginia Mutual	Richmond		1,301	6,036		(151)	1,301	5,885	7,186	505	1996	5-40 yrs.
Waterfront Plaza	Richmond		585	2,347		775	585	3,122	3,707	892	1988	5-40 yrs.
West Shore I	Richmond	(1)	358	1,431		41	358	1,472	1,830	285	1995	5-40 yrs.
West Shore II	Richmond	(1)	545	2,181		156	545	2,337	2,882	448	1995	5-40 yrs.
West Shore III	Richmond	(1)	961			4,394	961	4,394	5,355	803	1997	5-40 yrs.

South Florida
The 1800 Eller Drive Building	South Florida			9,823		491		10,314	10,314	1,689	1983	5-40 yrs.

Tampa, FL
380 Park Place	Tampa		1,508			8,223	1,508	8,223	9,731	997	N/A	N/A
Anchor Glass	Tampa	(3)	1,281	11,318		—	1,281	11,318	12,599	1,692	1988	5-40 yrs.
Atrium	Tampa		1,351	9,302		2,729	1,351	12,031	13,382	2,187	1989	5-40 yrs.
Bay View Office Centre	Tampa		1,304	5,964	(1,304)	(5,964)					1982	5-40 yrs.
Bay Vista Gardens	Tampa		447	4,825		(7)	447	4,818	5,265	714	1982	5-40 yrs.
Bay Vista Gardens II	Tampa		1,328	7,101	134	(6)	1,462	7,095	8,557	1,065	1997	5-40 yrs.
Bay Vista Office Building	Tampa		935	4,512		514	935	5,026	5,961	762	1982	5-40 yrs.
Bay Vista Retail	Tampa		283	1,178		128	283	1,306	1,589	227	1987	5-40 yrs.
Bayshore	Tampa	(3)	2,248	11,688		—	2,248	11,688	13,936	1,783	1990	5-40 yrs.
Brookwood Day Care Center	Tampa		61	347	(61)	(347)					1986	5-40 yrs.
Countryside Place	Tampa		843	3,731	(843)	(3,719)		12	12	1	1988	5-40 yrs.
Cypress Center I	Tampa		3,172	12,764		(105)	3,172	12,659	15,831	4,152	1982	5-40 yrs.
Cypress Center III	Tampa		1,190	7,601		630	1,190	8,231	9,421	903	1983	5-40 yrs.
Cypress Center IV - Land	Tampa		3,080	300			3,080	300	3,380	47	N/A	N/A
Cypress Commons	Tampa	(4)	1,211	11,477		998	1,211	12,475	13,686	3,331	1985	5-40 yrs.
Cypress West	Tampa	1,943	615	5,134		836	615	5,970	6,585	1,124	1985	5-40 yrs.
Feathersound Corporate Center II	Tampa	2,108	800	7,442		492	800	7,934	8,734	1,231	1986	5-40 yrs.
Firemans Fund Building	Tampa	(4)	500	4,193		47	500	4,240	4,740	693	1982	5-40 yrs.
Harborview Plaza	Tampa		3,537	29,944		—	3,537	29,944	33,481	1,951	2001	5-40 yrs.
Highwoods Plaza	Tampa	(10)	545		(545)	—					1999	5-40 yrs.
Highwoods Preserve Energy Plant	Tampa					500		500	500	71	N/A	5-40 yrs.

Description	City	2003 Encumberance	Initial Cost		Cost Capitalized Subsequent to Acquistion		Gross Amount at Which Carried at Close of Period	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Computed
			Land	Building & Improvements	Land	Building & Improvements	Land
Highwoods Preserve I	Tampa		1,618			25,778	1,618	25,778	27,396	3,387	1999	5-40 yrs.
Highwoods Preserve II	Tampa		276			1,650	276	1,650	1,926	470	2001	5-40 yrs.
Highwoods Preserve III	Tampa		1,383			22,882	1,383	22,882	24,265	2,586	1999	5-40 yrs.
Highwoods Preserve IV	Tampa		1,639			25,134	1,639	25,134	26,773	2,542	1999	5-40 yrs.
Highwoods Preserve V	Tampa		1,440			21,057	1,440	21,057	22,497	1,322	2001	5-40 yrs.
Highwoods Preserve VI - Land	Tampa		639				639		639		N/A	N/A
Highwoods Preserve Land	Tampa		1,802		231		2,033		2,033		N/A	N/A
Horizon	Tampa	(9)		6,239		1,212		7,451	7,451	1,028	1980	5-40 yrs.
LakePointe I	Tampa	(9)	2,000	15,848		12,025	2,000	27,873	29,873	4,127	1999	5-40 yrs.
LakePointe II	Tampa	(9)	2,100			32,595	2,100	32,595	34,695	4,974	1986	5-40 yrs.
Lakeside	Tampa	(9)		7,348		110		7,458	7,458	1,145	1978	5-40 yrs.
Northside Square Office	Tampa		601	3,637		283	601	3,920	4,521	603	1986	5-40 yrs.
Northside Square Office/Retail	Tampa		800	2,836		95	800	2,931	3,731	439	1986	5-40 yrs.
One Harbour Place	Tampa	(5)	2,016	25,252		798	2,016	26,050	28,066	2,148	1985	5-40 yrs.
Parkside	Tampa	(9)		9,381		829		10,210	10,210	1,499	1979	5-40 yrs.
Pavilion	Tampa	(9)		16,348		1,934		18,282	18,282	2,608	1982	5-40 yrs.
Pavilion Parking Garage	Tampa	(9)				5,618		5,618	5,618	589	1999	5-40 yrs.
Registry I	Tampa		744	4,222		615	744	4,837	5,581	984	1985	5-40 yrs.
Registry II	Tampa		908	5,155		488	908	5,643	6,551	1,088	1987	5-40 yrs.
Registry Square	Tampa		344	1,954		173	344	2,127	2,471	424	1988	5-40 yrs.
Sabal Business Center I	Tampa		375	2,131		246	375	2,377	2,752	493	1982	5-40 yrs.
Sabal Business Center II	Tampa		342	1,938		63	342	2,001	2,343	363	1984	5-40 yrs.
Sabal Business Center III	Tampa		290	1,645		22	290	1,667	1,957	307	1984	5-40 yrs.
Sabal Business Center IV	Tampa		819	4,645		238	819	4,883	5,702	959	1984	5-40 yrs.
Sabal Business Center V	Tampa		1,026	5,822		190	1,026	6,012	7,038	1,098	1988	5-40 yrs.
Sabal Business Center VI	Tampa		1,609	9,128		277	1,609	9,405	11,014	1,696	1988	5-40 yrs.
Sabal Business Center VII	Tampa		1,519	8,617		420	1,519	9,037	10,556	1,593	1990	5-40 yrs.
Sabal Industrial Park Land	Tampa		323		4		327		327		N/A	N/A
Sabal Lake Building	Tampa		572	3,246		663	572	3,909	4,481	696	1986	5-40 yrs.
Sabal Park Plaza	Tampa		611	3,465		39	611	3,504	4,115	636	1987	5-40 yrs.
Sabal Pavilion I	Tampa		964			11,939	964	11,939	12,903	1,846	1998	5-40 yrs.
Sabal Pavilion II	Tampa		561				561		561		N/A	N/A
Sabal Tech Center	Tampa		548	3,111		93	548	3,204	3,752	593	1989	5-40 yrs.
Spectrum	Tampa	(9)	1,450	14,461		1,783	1,450	16,244	17,694	2,256	1984	5-40 yrs.
Summit Office Building	Tampa		579	2,749	(579)	(2,749)					1988	5-40 yrs.
Tower Place	Tampa	(3)	3,194	19,760		—	3,194	19,760	22,954	4,066	1988	5-40 yrs.
USF&G	Tampa		1,366	7,754		2,250	1,366	10,004	11,370	2,541	1988	5-40 yrs.
Watermark 10,14,15	Tampa		4,793				4,793		4,793		N/A	N/A
Watermark 13	Tampa		2,233				2,233		2,233		N/A	N/A
Westshore Square	Tampa	2,519	1,130	5,206		274	1,130	5,480	6,610	888	1976	5-40 yrs.
			709,154	2,204,558	(55,157)	957,722	653,997	3,162,280	3,816,277	541,721

(1)	These assets are pledged as collateral for a $143,713,000 first mortgage loan.
(2)	These assets are pledged as collateral for an $176,726,000 first mortgage loan.
(3)	These assets are pledged as collateral for a $64,676,000 first mortgage loan.
(4)	These assets are pledged as collateral for a $127,500,000 first mortgage loan.
(5)	These assets are pledged as collateral for a $27,257,000 first mortgage loan.
(6)	These assets are pledged as collateral for a $140,498,000 first mortgage loan.
(7)	These assets are pledged as collateral for a $42,391,000 first mortgage loan.
(8)	These assets are pledged as collateral for a $10,081,000 first mortgage loan.
(9)	These assets are pledged as collateral for a $66,896,000 first mortgage loan.
(10)	Costs capitalized are offset by dispositions.

HIGHWOODS PROPERTIES INC.

NOTE TO SCHEDULE III

(In Thousands)

As of December 31, 2003, 2002, and 2001

A summary of activity for Real estate and accumulated depreciation is as follows

	December 31,
	2003	2002	2001
Real Estate:
Balance at beginning of year	3,965,323	3,949,200	3,781,470
Additions
Acquisitions, Development and Improvments	100,012	217,788	327,848
Cost of real estate sold and retired	(249,058)	(201,665)	(160,118)

Balance at close of year (a)	3,816,277	3,965,323	3,949,200

Accumulated Depreciaition
Balance at beginning of year	460,073	363,142	261,207
Depreciation expense	121,731	121,623	116,310
Real estate sold and retired	(40,083)	(24,692)	(14,375)

Balance at close of year (b)	541,721	460,073	363,142

(a) Reconciliation of total cost to balance sheet caption at December 31, 2003, 2002, and 2001 (in Thousands)

	2003	2002	2001
Total per schedule III	3,816,277	3,965,323	3,949,200
Construction in progress exclusive of land included in schedule III	7,485	6,819	108,133
Furniture, fixtures and equipment	21,818	20,966	19,398
Property held for sale	(76,131)	(182,198)	(156,490)
Reclassification adjustment for discontinued operations		454	7,675

Total real estate assets at cost	3,769,449	3,811,364	3,927,916

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2003, 2002, and 2001 (in Thousands)

	2003	2002	2001
Total per Schedule III	541,721	460,073	363,142
Accumulated Depreciation - furniture, fixtures and equipment	13,921	9,208	9,649
Property held for sale	(10,407)	(15,495)	(8,892)

Total accumulated depreciation	545,235	453,786	363,899