Form 10-Q/A
period 2004-03-31
HIGHWOODS PROPERTIES INC
filed 2004-11-15
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

The Company has only one class of common stock, par value $0.01 per share, with 53,713,181 shares outstanding as of October 22, 2004.

EXPLANATORY NOTE

The Company is filing this amended Quarterly Report on Form 10-Q for the three months ended March 31, 2004 to restate its previously reported financial results as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. These restatements are primarily due to adjustments relating to the accounting for a limited number of the Company’s prior real estate sales transactions occurring between 1999 and March 31, 2004, reclassifications related to discontinued operations, accounting for minority interest, accounting for a debt retirement transaction and other items. For more details, see Note 11 to the Consolidated Financial Statements contained herein.

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

Real Estate Sales Transactions. As part of its previously disclosed capital recycling program, the Company has completed a significant number of real estate sales transactions during the last five years. Certain transactions involved sales where the Company retained a partial ownership interest or had continuing involvement with the properties. The forms of continuing involvement included guarantee of a return on investment, guarantee of partial rental income from specific tenants, seller financing, or, in one instance, a 97.0% fair-market-value put option granted to the buyer.

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

Adjustments have been made with respect to the accounting treatment for certain of those transactions where the Company had some form of continuing involvement to comply with the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For three of the transactions, the largest of which is the sale in late 2000 of properties into the previously disclosed MG-HIW, LLC joint venture, the Company has adjusted its Consolidated Financial Statements to account for these transactions as financing and/or profit-sharing arrangements rather than as sales. Accordingly, the assets, related liabilities and operations are now included in the Company’s Consolidated Financial Statements. In the other instances, the transactions have continued to be reported as sales, but the timing and amount of gain recognition have now changed due to the Company’s continuing involvement. This is in accordance with SFAS No. 66.

Discontinued Operations. Certain properties were sold to joint ventures where the Company retained a minority interest. In addition, in other sales transactions the Company was retained by the buyer to perform management and leasing services. Since January 1, 2002, the Company applied discontinued operations presentation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for the operations of those sold properties for the periods prior to the date of sale. Due to the partial interest retained through joint ventures and the continuing management fee income earned from such sold properties, the properties do not require discontinued operations presentation under SFAS No. 144. Accordingly, the Company will adjust its Consolidated Statements of Income for 2001 through 2003 to classify such items as continuing operations; these reclassifications do not impact net income or FFO.

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

Accounting for MOPPRS Debt Retirement. This transaction, which occurred in early February 2003, is described in detail in Note 11. The Company had previously accounted for the transaction as an exchange of indebtedness under EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and recorded $14.7 million in deferred financing costs, representing the excess of amounts paid to retire the MOPPRS and the related remarketing option over the MOPPRS’ net carrying value and related deferred credits. The Company has now determined that this transaction should have been accounted for as a debt extinguishment under EITF 96-19.

Accordingly, the $14.7 million has been charged to loss on debt extinguishment in the first quarter of 2003 rather than as deferred financing costs as previously recorded. In addition, the amortization expense related to the previous net deferred financing costs, which aggregated approximately $0.3 million in the first quarter of 2003 and approximately $0.4 million per quarter thereafter, has been reversed in the restated Consolidated Financial Statements.

Other Matters. In addition to the above, the Company identified several other matters that have been adjusted, as described in Note 11 to the Consolidated Financial Statements.

Impact on Financial Statements. The impact of the restatements on the Company’s Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, is shown in tables in Note 11 to the Consolidated Financial Statements.

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

The information furnished in the accompanying restated Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2003 amended Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except per share amounts)

(Restated)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$407,057	$405,132
Buildings and tenant improvements	2,960,142	2,945,581
Development in process	9,574	7,478
Land held for development	203,667	202,526
Furniture fixtures and equipment	21,950	21,818

	3,602,390	3,582,535
Less – accumulated depreciation	(545,380)	(521,108)

Net real estate assets	3,057,010	3,061,427
Property held for sale	213,539	231,413
Cash and cash equivalents	17,637	21,551
Restricted cash	5,989	4,602
Accounts receivable, net	13,452	18,176
Notes receivable	10,779	10,066
Accrued straight-line rents receivable	61,475	58,912
Investments in unconsolidated affiliates	69,630	62,417
Other assets:
Deferred leasing costs	102,194	98,162
Deferred financing costs	19,484	19,286
Prepaid expenses and other	11,341	10,443

	133,019	127,891
Less – accumulated amortization	(57,840)	(53,432)

Other assets, net	75,179	74,459

Total Assets	$3,524,690	$3,543,023

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,790,039	$1,717,765
Accounts payable, accrued expenses and other liabilities	98,224	101,608
Financing obligations	62,994	124,063

Total Liabilities	1,951,257	1,943,436
Minority interest in the Operating Partnership	123,901	127,776
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at March 31, 2004 and December 31, 2003	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,631,176 and 53,474,403 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	536	535
Additional paid-in capital	1,414,108	1,408,888
Distributions in excess of net earnings	(332,443)	(306,938)
Accumulated other comprehensive loss	(3,525)	(3,650)
Deferred compensation	(6,589)	(4,469)

Total Stockholders’ Equity	1,449,532	1,471,811

Total Liabilities and Stockholders’ Equity	$3,524,690	$3,543,023

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Operations

(Unaudited and in thousands, except per share amounts)

(Restated)

	Three Months Ended March 31,
	2004	2003
Rental and other revenues	$120,924	$127,432

Operating expenses:
Rental property and other expenses	44,661	43,482
Depreciation and amortization	36,004	36,486
General and administrative	10,667	4,672

Total operating expenses	91,332	84,640

Interest expense:
Contractual	27,215	30,159
Amortization of deferred financing costs	1,144	897
Financing obligations	4,693	4,877

	33,052	35,933
Other income/expense:
Interest and other income	1,758	1,177
Loss on debt extinguishment	—	(14,653)

	1,758	(13,476)

Loss before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	(1,702)	(6,617)

Gains on disposition of property, net	1,070	804
Co-venture expense	—	(2,086)
Minority interest in the Operating Partnership	689	1,606
Equity in earnings of unconsolidated affiliates	1,284	1,149

Income/(loss) from continuing operations	1,341	(5,144)

Discontinued operations:
Income from discontinued operations, net of minority interest	169	1,049
Gain on sale of discontinued operations, net of minority interest	3,436	6

	3,605	1,055

Net income/(loss)	4,946	(4,089)
Dividends on preferred stock	(7,713)	(7,713)

Net loss attributable to common stockholders	$(2,767)	$(11,802)

Net loss per common share – basic:
Loss from continuing operations	$(0.12)	$(0.24)
Income from discontinued operations	0.07	0.02

Net loss	$(0.05)	$(0.22)

Weighted average common shares outstanding – basic	53,174	53,142

Net loss per common share – diluted:
Loss from continuing operations	$(0.12)	$(0.24)
Income from discontinued operations	0.07	0.02

Net loss	$(0.05)	$(0.22)

Weighted average common shares outstanding – diluted	53,174	53,142

Dividends declared per common share	$0.425	$0.585

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited and $ in thousands, except share amounts)

For the Three Months Ended March 31, 2004

(Restated)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2003 (as reported)	53,474,403	$535	$104,945	$172,500	$100,000	$1,393,103	$(4,433)	$(3,650)	$(271,971)	$1,491,029
Restatement adjustments	—	—	—	—	—	15,785	(36)	—	(34,967)	(19,218)

Balance at December 31, 2003 (restated)	53,474,403	535	104,945	172,500	100,000	1,408,888	(4,469)	(3,650)	(306,938)	1,471,811
Issuance of Common Stock	12,524	—	—	—	—	320	—	—	—	320
Conversion of Common Units to Common Stock	54,308	—	—	—	—	1,404	—	—	—	1,404
Common Stock dividends	—	—	—	—	—	—	—	—	(22,738)	(22,738)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(7,713)	(7,713)
Adjustments to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(479)	—	—	—	(479)
Issuance of deferred compensation	89,941	1	—	—	—	2,868	(2,869)	—	—	—
Fair value of stock options issued	—	—	—	—	—	1,107	(1,107)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,856	—	—	1,856
Other comprehensive income	—	—	—	—	—	—	—	125	—	125
Net Income	—	—	—	—	—	—	—	—	4,946	4,946

Balance at March 31, 2004	53,631,176	$536	$104,945	$172,500	$100,000	$1,414,108	$(6,589)	$(3,525)	$(332,443)	$1,449,532

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

(Restated)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Income/(loss) from continuing operations	$1,341	$(5,144)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	36,004	36,486
Amortization of deferred compensation	1,856	165
Amortization of deferred financing costs	1,144	897
Amortization of accumulated other comprehensive loss	210	437
Equity in earnings of unconsolidated affiliates	(1,284)	(1,149)
Loss on debt extinguishments	—	14,653
Gain on disposition of property, net	(1,070)	(804)
Minority interest in the Operating Partnership	(689)	(1,606)
Discontinued operations	218	1,593
Changes in financing obligations	1,431	1,613
Changes in co-venture obligation	—	729
Changes in operating assets and liabilities	(3,199)	(6,083)

Net cash provided by operating activities	35,962	41,787

Investing activities:
Additions to real estate assets	(30,113)	(27,418)
Proceeds from disposition of real estate assets	21,774	2,388
Distributions from unconsolidated affiliates	1,945	4,059
Investments in notes receivable	(11)	(1,175)
Contributions to unconsolidated affiliates	(9,988)	—
Other investing activities	(67)	(199)

Net cash used in investing activities	(16,460)	(22,345)

Financing activities:
Distributions paid on common stock and common units	(25,368)	(35,248)
Dividends paid on preferred stock	(7,713)	(7,713)
Net proceeds from the sale of common stock	320	128
Repurchase of common stock and common units	(50)	(2,751)
Borrowings on revolving loan	175,500	68,000
Repayment of revolving loan	(100,000)	(32,000)
Borrowings on mortgages and notes payable	—	20,000
Repayment of mortgages and notes payable	(3,226)	(4,419)
Payments on financing obligations	(62,500)	—
Additions to deferred financing costs	(379)	(152)
Payments on debt extinguishments	—	(16,282)

Net cash used in financing activities	(23,416)	(10,437)

Net (decrease)/increase in cash and cash equivalents	(3,914)	9,005
Cash and cash equivalents at beginning of the period	21,551	15,796

Cash and cash equivalents at end of the period	$17,637	$24,801

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,689	$24,374

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

(Restated)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2004	2003
Assets:
Net real estate assets	$1,600	$—
Notes receivable	702	—
Investment in unconsolidated affiliates	(2,173)	1,694

	$129	$1,694

Liabilities:
Accounts payable accrued expenses and other liabilities	129	1,694

	$129	$1,694

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Restated and Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Highwoods Properties, Inc. and its consolidated subsidiaries (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly owned assets include: 468 in-service office, industrial and retail properties; 1,255 acres of undeveloped land suitable for future development; and an additional four properties under development (the “Wholly Owned Properties”).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the three months ended March 31, 2004, the Company redeemed from limited partners (including certain officers and directors of the Company) 1,960 Common Units for $0.05 million in cash and converted 54,308 Common Units in exchange for Common Stock on a one-for-one basis. These transactions increased the percentage of Common Units owned by the Company from 89.5% at December 31, 2003 to 89.7% at March 31, 2004. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Consolidated Financial Statements of the Company include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company consolidates partnerships, joint ventures and limited liability companies when the Company controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. The Company does not consolidate entities where the other interest holders have important rights, including approving decisions to encumber the entities with debt and acquire or dispose of properties. In addition, the Company consolidates those entities, if any, where the Company is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46”)). All significant intercompany transactions and accounts have been eliminated.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows have been made. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this amended Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company’s 2003 amended Annual Report on Form 10-K.

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Restated and reclassified financial data. As more fully described in Note 11, the Consolidated Financial Statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 have been restated to reflect adjustments for certain asset sales in which the Company has continuing involvement to conform with paragraphs 25 through 29 of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” accounting for minority interest in the net income of the Operating Partnership, accounting for a debt retirement and other matters. The adjustments resulted in the following decreases in net income and in net income per share – basic and net income per share – diluted (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income	$(938)	$(15,261)
Net income per share – basic (1)	$(0.02)	$(0.28)
Net income per share – diluted (1)	$(0.02)	$(0.28)

(1)	Amounts represent reduction in net income available to common stockholders per share, which includes preferred dividends.

The Company also made certain reclassifications related to discontinued operations and for presentation of certain tenant reimbursements as revenue, rather than a reduction of operating expenses. Certain amounts originally reported in the March 31, 2003 and December 31, 2003 financial statements have been reclassified to conform to the March 31, 2004 presentation and accounting for discontinued operations (see Note 7 for further discussion). These reclassifications had no effect on net income or stockholders’ equity as previously reported.

Minority interest in the Operating Partnership. Minority interest in the accompanying Consolidated Financial Statements relates to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of March 31, 2004, the minority interest in the Operating Partnership consisted of 6.15 million Common Units. As described in Note 11, the Company adjusted its method for computing minority interest in the net income of the Operating Partnership. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense recorded for the period. In addition, when a common unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

Following is the minority interest in the net income of the Operating Partnership (in thousands):

	Three Months Ended March 31,
	2004	2003
Minority Interest in continuing operations	$689	$1,606
Amount related to income from discontinued operations	(20)	(137)
Amount related to gain on sale of discontinued operations	(399)	—

Total Minority Interest in net income of the Operating Partnership	$270	$1,469

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. The Company has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which it uses the equity method of accounting are not included on the Company’s Consolidated Balance Sheet. Two joint ventures are accounted for as financing and/or profit sharing arrangements pursuant to SFAS No. 66, as described in Notes 3 and 11, and accordingly are not reflected in the table below.

The following table sets forth information regarding the Company’s unconsolidated joint ventures as recorded on the joint ventures’ books for the three months ended March 31, 2004 and 2003 ($ in thousands):

		Three Months Ended March 31, 2004					Three Months Ended March 31, 2003
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$633	$434	$14	$112	$73	$608	$395	$17	$100	$96
Dallas County Partners (1)	50.00%	2,547	1,524	680	464	(121)	2,411	1,410	695	472	(166)
Dallas County Partners II (1)	50.00%	1,595	711	570	186	128	1,566	689	599	206	72
Fountain Three (1)	50.00%	1,834	835	536	379	84	1,763	760	572	356	75
RRHWoods, LLC (1)	50.00%	3,311	1,874	675	851	(89)	3,507	1,791	673	835	208
Kessinger/Hunter, LLC	26.50%	1,538	1,229	—	174	135	1,397	1,160	—	159	78
4600 Madison Associates, LP	12.50%	1,215	562	287	421	(55)	1,493	592	299	394	208
Highwoods DLF 98/29, LP	22.81%	4,960	1,346	1,137	880	1,597	4,643	1,348	1,153	862	1,280
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	3,796	1,005	1,140	1,083	568	4,182	1,123	1,152	1,001	906
Highwoods-Markel Associates, LLC	50.00%	1,671	385	586	368	332	812	438	238	143	(7)
MG-HIW Peachtree Corners III, LLC (2)	50.00%	—	—	—	—	—	34	25	25	19	(35)
MG-HIW Metrowest I, LLC (3)	50.00%	—	5	—	—	(5)	—	8	—	—	(8)
MG-HIW Metrowest II, LLC (3)	50.00%	141	88	39	70	(56)	123	109	44	79	(109)
Concourse Center Associates, LLC	50.00%	526	141	175	85	125	526	138	173	76	139
Plaza Colonnade, LLC	50.00%	1	—	—	1	—	4	—	1	—	3
Highwoods KC Glenridge, LLC (4)	40.00%	326	97	—	46	183	—	—	—	—	—

Total		$24,094	$10,236	$5,839	$5,120	$2,899	$23,069	$9,986	$5,641	$4,702	$2,740

(1)	Des Moines joint ventures.
(2)	As part of the MG-HIW, LLC acquisition on July 29, 2003, the Company was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. As a result, this entity became wholly owned as of July 29, 2003 and is consolidated commencing as of that date.
(3)	On March 2, 2004, the Company exercised an option to acquire its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. The Company paid its partner $3.2 million for such remaining interest and a $7.4 million construction loan was paid in full by the Company. The assets encompass 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. This acquisition increased the Company’s ownership interest to 100.0% and these entities are consolidated commencing as of March 2, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

(4)	The Company and Kapital-Consult, a European investment firm, formed this joint venture partnership, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. The buildings are 91.1% occupied as of March 31, 2004. The Company contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Company is the manager and leasing agent for this property and will receive customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land that can accommodate 150,000 square feet of office space.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. FIN 46 was effective immediately for interests acquired subsequent to January 31, 2003 and is effective March 31, 2004 for interests in VIEs created before February 1, 2003. The Company assessed its variable interests, including the joint ventures listed above, and determined the interests were not VIEs. As a result, the provisions of FIN 46 did not have an impact on the Company’s financial condition or results of operations.

See Note 13 for information regarding HIW-KC Orlando, LLC.

3. FINANCING ARRANGEMENTS

The following summarizes sales transactions that are accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 under SFAS No. 66 as further described in Note 11.

MG-HIW, LLC

MG-HIW, LLC is a joint venture formed in 2000 between the Company and Miller Global. As more fully described in Note 3 to the Consolidated Financial Statements contained in the Company’s amended Annual Report on Form 10-K, the transaction did not qualify for sale treatment under SFAS No. 66 and, consequently, has been accounted for in part as a profit-sharing arrangement and in part as a financing transaction.

As previously disclosed, on March 2, 2004, the Company exercised an option and acquired its partner’s 80.0% equity interest in five properties encompassing 1.3 million square feet located in the central business district of Orlando, Florida. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for a 20.0% leveraged internal rate of return guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

SF-HIW Harborview, LP

On September 11, 2002, the Company contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The Company also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.3 million at March 31, 2004. Additionally, the Company’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which was intended to cover normal costs of a sale transaction.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING ARRANGEMENTS - Continued

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction as described in Note 11. Consequently, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Company. As a result, the Company has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.5 million at March 31, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. The Company continues to depreciate the property and record all of the depreciation on its books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.02 million and $0.13 million was expensed during the three months ended March 31, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, the Company will record the transaction as a sale and recognize gain on sale.

Eastshore

On November 26, 2002, the Company sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $15.2 million as of March 31, 2004. No payments were made by the Company during the three months ended March 31, 2004 and 2003 with respect to these rent guarantees. However, in June 2004, the Company began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as prescribed by SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction. Accordingly, the assets and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.5 million was recorded which represents the amount received from the buyer. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on financing obligation. Payments made under the rent guarantees are charged to expense as incurred. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income/(loss)	$4,946	$(4,089)
Other comprehensive income:
Unrealized derivative losses on cashflow hedges	(85)	—
Amortization of hedging gains and losses included in other comprehensive income	210	437

Total other comprehensive income	125	437

Total comprehensive income	$5,071	$(3,652)

7. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in Accounting Principles Board (“APB”) Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The net operating results and net carrying value of assets classified as discontinued operations in the Company’s Consolidated Statements of Operations comprise: 0.9 million square feet of property, 122.8 acres of revenue-producing land and four apartment units sold during 2004 and 2003 and 0.1 million square feet of property and 88 apartment units held for sale at March 31, 2004 are shown in the following table. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144 and are classified as discontinued operations in the Company’s Consolidated Statements of Operations since the operations and cash flows have been or will be eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations after the disposal transaction (in thousands):

	Three Months Ended March 31,
	2004	2003
Total revenue	$403	$2,671
Operating expenses:
Rental property and other expenses	187	657
Depreciation and amortization	29	407

Total operating expenses	216	1,064
Interest expense	—	429
Other income	2	8

Income before minority interest in the Operating Partnership and gain on sale of discontinued operations	189	1,186
Minority interest in discontinued operations	(20)	(137)

Income from discontinued operations, net of minority interest in the Operating Partnership	169	1,049

Gain on sale of discontinued operations	3,835	6
Minority interest in discontinued operations	(399)	—

Gain on sale/impairment of discontinued operations, net of minority interest in the Operating Partnership	3,436	6

Total discontinued operations	$3,605	$1,055

Carrying value of assets held for sale and assets sold during the period	$4,493	$80,655

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2004, the Company determined that no properties held for sale had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Operations for the three months ended March 31, 2004. For 2003, an impairment loss related to one office property whose carrying value was greater than its fair value less cost to sell, which has now been sold, was $0.1 million. This impairment loss is included in loss on sale of discontinued operations in the Consolidated Statement of Operations for the three months ended March 31, 2003.

See Note 13 for discussion of a subsequent event involving the sale of certain assets at the Highwoods Preserve office campus in Tampa, Florida and an agreement to sell 30.0 acres of land in suburban Baltimore, Maryland and related impairment losses that were recognized in the second quarter of 2004.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. At March 31, 2004 and 2003, because there were no properties held for use with indicators of impairment where the carrying value exceeds the sum of estimated undiscounted future cash flows, no impairment loss related to held for use properties was recognized during the three months ended March 31, 2004 and 2003.

8. STOCK –BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Company expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for the three months ended March 31, 2004 and 2003 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.05 million and $0.01 million, respectively. The unamortized value of option grants since January 1, 2003 aggregates $1.2 million. See below for the amounts that would have been deducted from net income if the Company had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended March 31,
	2004		2003
	($ in thousands, except per share amounts)
Net loss attributable to common stockholders — as reported	$(2,767)		$(11,802)
Add: Stock option expense included in reported net income	532	(1)	(226	)(2)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(639	)(1)	(66	)(2)

Pro forma net (loss)/income attributable to common stockholders	$(2,874)		$(11,962)

Basic net loss per common share - as reported	$(0.05)		$(0.22)
Basic net loss per common share - pro forma	$(0.05)		$(0.23)
Diluted net loss per common share - as reported	$(0.05)		$(0.22)
Diluted net loss per common share - pro forma	$(0.05)		$(0.23)

(1)	Amounts include the stock option expense recorded in the first quarter of 2004 for the accelerated vesting related to the retirement of the Company’s Chief Executive Officer in June 2004 as well as the expense recorded for the dividend equivalent rights as discussed in Note 11.

(2)	Amounts include the effects of accounting for the dividend equivalent rights as discussed in Note 11.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of March 31, 2004 and additional guarantees and obligations that arose after March 31, 2004:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
		($ in thousands)
Des Moines Joint Ventures (1),(6)	Debt	$—	Various
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Construction loan and completion	$2,844	2/2006
Plaza Colonnade (2),(8)	Letter of credit	$—	12/2004
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
SF-HIW Harborview, LP (3),(5)	Purchase obligation	$13,503	9/2015
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$3,051	10/2009
Industrial (3),(11)	Rent (4)	$2,218	12/2006
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008

Guarantees that arose after March 31, 2004:

RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect debt (4)	$1,290	6/2014
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$629	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$4,101	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at March 31, 2004 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments as of March 31, 2004 the Company could be required to make related to the rent guarantees and tenant improvements is $1.4 million.
(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could be required to make under the guarantees is $25.3 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at March 31, 2004 averaged 0.97% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of March 31, 2004, these buildings were 90.0% and 64.0% leased, respectively. The remaining $7.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at March 31, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES - Continued

(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Balance Sheet.
(8)	With respect to the Plaza Colonnade, LLC joint venture, the Company has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its Consolidated Balance Sheet at March 31, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, the Company’s exposure is reduced. The maximum potential amount of future payments by the Company under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable the Company to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Company and their partner could obtain and liquidate the building to recover the amounts paid should the Company be required to perform under the guarantee.

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

(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (i.e., through November 2007). The maximum potential amount of future payments related to this guarantee the Company could be required to make as of March 31, 2004 is $15.2 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010.
(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction) which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Company recognized $1.3 million of the deferred gain in 2003 and an additional $0.1 million during the first quarter of 2004. The Company’s total contingent liability of $3.0 million with respect to the guarantee is included in the deferred gain as of March 31, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMITMENTS AND CONTINGENCIES - Continued

(11)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The Company’s contingent liability with respect to such guarantee as of March 31, 2004 is $2.2 million. The total gain as a result of the transaction was $5.2 million. Because the terms of the notes require only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $5.2 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method is being used for this transaction. Accordingly, once sufficient principal amounts have been paid on the note receivable so that the note receivable balance is equal to the deferred gain, the gain will be recognized as additional payments are made on the notes.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, the Company recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regards to this guarantee as of March 31, 2004 is $1.1 million. No recourse provisions exist to enable the Company to recover the amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million 10-year loan from a bank. As an inducement to make the loan at 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and guaranteed $1.6 million or $0.8 million each with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of June 30, 2004, the Company recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $4.8 million. The likelihood of the Company paying on its $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and should the Company have to pay, it would recover the $0.8 million from other joint venture assets.
(14)	As more fully described in Note 13, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee leasing costs for approximately 11% of the joint venture’s total square footage. The Company believes its estimate related to the leasing costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur.

Litigation

The Company is party to a variety of legal proceedings arising in the ordinary course of its business. The Company believes that it is adequately covered by insurance. Accordingly, none of such proceedings are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

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

All operations are within the United States and at March 31, 2004, no tenant of the Company’s wholly owned properties, which includes in-service properties (excluding apartment units) to which the Company has title and 100.0% ownership rights, comprises more than 10.0% of the respective consolidated revenues. The following table summarizes the restated rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Rental and Other Revenues (A):
Office segment	$102,703	$107,267
Industrial segment	8,407	10,091
Retail segment	9,473	9,730
Apartment segment	341	344

Total Rental and Other Revenues	$120,924	$127,432

Net Operating Income (A):
Office segment	$63,306	$68,981
Industrial segment	6,450	7,953
Retail segment	6,378	6,875
Apartment segment	129	141

Total Net Operating Income	76,263	83,950
Reconciliation to income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(36,004)	(36,486)
Interest expense	(33,052)	(35,933)
General and administrative expenses	(10,667)	(4,672)
Interest and other income	1,758	1,177
Loss on debt extinguishment	—	(14,653)

Loss before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	$(1,702)	$(6,617)

	March 31,
	2004	2003
Total Assets:
Office segment	$2,802,778	$2,916,921
Industrial segment	270,611	352,808
Retail segment	267,749	295,141
Apartment segment	13,968	13,758
Corporate and other	169,584	182,126

Total Assets	$3,524,690	$3,760,754

(A)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA

Overview

The Company has restated its Consolidated Financial Statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The restatements relate to the following general matters, as discussed further below. The tables that follow provide a reconciliation between amounts previously reported and the restated amounts in the Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 and the Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003.

Accounting for real estate sales transactions with continuing involvement by the Company. Since 1999, the Company completed several real estate sale transactions that involved either (i) sales of real estate to third parties or to joint ventures in which the Company retained an interest, and/or (ii) continuing involvement by the Company in the real estate in the form of a put option, guarantee of the sellers’ return on investment, seller financing, and guarantee of rental income from specific tenants or specific spaces, including re-tenanting costs. In its historical financial statements filed prior to the date hereof, the Company believed that such transactions should be accounted for as sales and deferred some or all of the resultant gains in consideration of the continuing involvement until such time as the continuing involvement obligation expired. Under this method of accounting, deferred gains are either subsequently reduced as obligations are paid or recognized as the obligations expire. Furthermore, at the time those transactions occurred, the Company identified those with guarantees and other types of continuing involvement and disclosed the nature and amount of any material continuing involvement relationships (guarantees, etc.). The Company has now determined that certain adjustments should be made with respect to the accounting treatment for certain of those transactions where the Company had some form of continuing involvement to conform with paragraphs 25 through 29 of SFAS No. 66. For three of the transactions, the largest of which is the sale in late 2000 of properties into the previously disclosed MG-HIW, LLC joint venture, the Company has adjusted its Consolidated Financial Statements to account for these three transactions as financing and/or profit-sharing arrangements rather than as sales, as more fully described in Note 3. Under these methods, the assets, related liabilities and operations are now included in the Company’s Consolidated Financial Statements. In the other instances, the transactions have continued to be reported as sales, but the timing and amount of gain recognition was changed due to the Company’s continuing involvement, including certain transactions that occurred prior to January 1, 2001. These adjustments in the aggregate resulted in a (decrease) to previously reported net income of $(3.9) million for the three months ended March 31, 2004.

Presentation and classification of discontinued operations with continuing involvement by the Company. In the Company’s previous Consolidated Financial Statements for the three months ended March 31, 2004 and 2003, the Company had classified as discontinued operations under SFAS No. 144 several properties that were sold or transferred to joint ventures in which the Company retained a financial interest and other sold properties where the Company was retained by the new owner to provide management and leasing services. However, the Company has now determined that because of such continuing involvement, these sold properties do not qualify for discontinued operations classification under SFAS No. 144. Accordingly, the results of operations from such properties have now been reclassified into income from continuing operations for the three months ended March 31, 2004 and 2003 in the accompanying Consolidated Financial Statements. These reclassifications did not impact net income in any period.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA - Continued

Minority interest. In its Consolidated Financial Statements, the Company previously computed minority interest in the net income in its majority owned subsidiary, the Operating Partnership, for each reporting period by applying the weighted average ownership percentage of the minority common unitholders times the Operating Partnership’s net income for the period (continuing operations and discontinued operations) before deducting distributions to preferred unitholders. In the restated Consolidated Financial Statements, minority interest has been adjusted by applying the weighted average ownership percentage of the minority common unitholders times the Operating Partnership’s net income available to common unitholders (continuing operations and discontinued operations) for the period after deducting distributions to preferred unitholders. These adjustments increased net income by $0.8 million for the three months ended March 31, 2004. In addition, at the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

Accounting for MOPPRS Debt Retirement. The Company had previously accounted for the transaction as an exchange of indebtedness under EITF 96-19 and recorded in deferred financing cost $14.7 million, representing the excess of amounts paid to retire the MOPPRS and the related remarketing option over the MOPPRS’ net carrying value and related deferred credits. The Company has now determined that this transaction should have been accounted for as a debt extinguishment under EITF 96-19. Accordingly, the $14.7 million has been charged to loss on debt extinguishment in the first quarter of 2003 rather than as deferred financing costs as previously recorded. In addition, the amortization expense related to the previous net deferred financing costs, which aggregated approximately $250,000 in the first quarter of 2003 and approximately $370,000 in the first quarter of 2004 has been reversed in the restated Consolidated Financial Statements.

Other matters. In addition to the above, the Company identified several other matters that have been adjusted, which in the aggregate resulted in a (decrease) in net income of ($1.8) million for the three months ended March 31, 2004. These adjustments included (1) adjustments to defer, to the extent of the Company’s ownership interests, certain leasing, development and certain other fee income charged by the Company to joint ventures and which the joint ventures capitalized in their financial statements, and to recognize such deferred amounts as fee income during the periods in which the related capitalized amounts in the joint ventures’ financial statements are recognized as expense, which reduced net income; (2) accounting for the impact of dividend equivalent rights that were granted in 1997, which reduced net income; (3) reclassification of certain revenue and expense items to present them on a gross basis instead of a net basis which resulted in no impact on net income; (4) recognizing as long term debt certain tax increment financing (“TIF”) bonds issued in late 1998 by a municipality and as real estate assets the related parking garage asset constructed from the TIF proceeds, together with related income and expenses, in accordance with EITF 91-10; and (5) an adjustment to the cost of the CEO retirement package from what was previously reported (see Note 12).

Following is a description of the three transactions previously accounted for as sales but now accounted for as financing and/or profit-sharing arrangements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA - Continued

    - MG-HIW, LLC

As discussed in Note 3, in December 2000, the Company created a joint venture named MG-HIW, LLC with Miller Global Properties, LLC (“Miller Global”), pursuant to which the Company sold or contributed to MG-HIW, LLC 19 office properties in Atlanta, Raleigh, Tampa and Orlando (each a “City Group”). The Company retained a 20.0% interest and Miller Global obtained an 80.0% interest.

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

The Company has now concluded under SFAS No. 66 that the sale of the 80.0% interest in the properties in the Orlando City Group should be accounted for as a financing rather than as a sale due to the 20.0% IRR guarantee. Consequently, in these Consolidated Financial Statements the assets, liabilities and operations related to the properties in the Orlando City Group remain on the books of the Company and a financing obligation has been established for the amount of equity contributed by Miller Global related to the Orlando City Group. This financing obligation is adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equals at the end of each period the amount due to Miller Global, including the 20.0% guaranteed return. The Company continues to depreciate the Orlando properties and record all the depreciation on its books. On March 2, 2004, the Company exercised an option and acquired Miller Global’s 80.0% interest in the Orlando City Group. See Note 3.

Based on the nature and extent of certain rental guarantees made by the Company with respect to the non-Orlando City Group properties, the Company has also now concluded that the sale of the non-Orlando properties to MG-HIW, LLC should be accounted for as a profit-sharing arrangement. Under this profit-sharing arrangement, in these Consolidated Financial Statements the assets, liabilities and operations of the properties in the non-Orlando City Groups remain on the books of the Company, and a co-investor obligation has been established for the amount of equity contributed by Miller Global related to the non-Orlando City Groups. The income from operations of the properties, excluding depreciation, is allocated 80.0% to Miller Global and reported as “co-venture expense” in the Company’s Consolidated Financial Statements. The Company continues to depreciate the non-Orlando properties and record all the depreciation on its books. In July 2003, the Company repurchased Miller Global’s interest in the non-Orlando City Groups for approximately $28.0 million, which resulted in a gain of $16.3 million related to the settlement of the co-venture obligation.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA - Continued

    - SF-HIW Harborview, LP

As discussed in Note 3, on September 11, 2002, the Company contributed Harborview Plaza to SF-HIW Harborview, LP, a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, the Company entered into a master lease agreement with SF-HIW Harborview, LP for five years on the vacant space in the building (approximately 20.0%). The Company also guaranteed to SF-HIW Harborview, LP the payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under this master lease agreement was $2.1 million at September 11, 2002 and was $1.3 million at March 31, 2004. Additionally, the Company’s partner in SF-HIW Harborview, LP was granted the right to put its 80.0% equity interest in SF-HIW Harborview, LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of SF-HIW Harborview, LP’s assets and liabilities less 3.0%, which was intended to cover normal costs of a sale transaction.

The Company originally recorded the transaction as a sale and deferred recognition of a $4.3 million gain. Because the put option and the master lease agreement are deemed to be forms of continuing involvement as discussed in paragraphs 26 and 28 of SFAS No. 66, the Company has now concluded that the sale of Harborview Plaza should be accounted for as a financing transaction. Consequently, in these Consolidated Financial Statements the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Company. The Company established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on the financing obligation. The Company depreciates the property and records all of the depreciation on its books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.02 million and $0.13 million was expensed during the three months ended March 31, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, the Company will record the transaction as a sale and recognize gain on sale.

    - Eastshore

As discussed in Note 3, on November 26, 2002 the Company sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. The Company recorded the transaction as a sale and deferred a $6.9 million gain.

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred for the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $15.2 million at March 31, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA - Continued

The Company has now concluded that these rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantee is for the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantee is considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, in these Consolidated Financial Statements, the transaction is accounted for as a financing transaction, following the accounting method described in Note 3.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA - Continued

The following condensed Consolidated Balance Sheet and Statement of Operations data reconciles previously reported and restated financial information.

Balance Sheet

	March 31, 2004			December 31, 2003
	As Reported	Restatement Adjustments	Restated	As Reported	Discontinued Operations	As Reported with Discontinued Operations	Restatement Adjustments	Restated
Net real estate assets	$3,200,465	$(143,455)	$3,057,010	$2,982,302	$10,346	$2,992,648	$68,779	$3,061,427
Property held for sale	38,467	175,072	213,539	65,724	(10,271)	55,453	175,960	231,413
Cash, cash equivalents and restricted cash	25,045	(1,419)	23,626	24,884	—	24,884	1,269	26,153
Accounts, notes and straightline rents receivable net	89,778	(4,072)	85,706	93,639	—	93,639	(6,485)	87,154
Investments in unconsolidated affiliates	68,553	1,077	69,630	74,665	—	74,665	(12,248)	62,417
Other assets net	86,215	(11,036)	75,179	85,595	(75)	85,520	(11,061)	74,459

Total Assets	$3,508,523	$16,167	$3,524,690	$3,326,809	$—	$3,326,809	$216,214	$3,543,023

Mortgages and notes payable	$1,767,239	$22,800	$1,790,039	$1,558,758	$—	$1,558,758	$159,007	$1,717,765
Accounts payable, accrued expenses and other liabilities	108,199	(9,975)	98,224	111,772	—	111,772	(10,164)	101,608
Financing obligations	—	62,994	62,994	—	—	—	124,063	124,063

Total Liabilities	1,875,438	75,819	1,951,257	1,670,530	—	1,670,530	272,906	1,943,436
Minority interest in the Operating Partnership	161,884	(37,983)	123,901	165,250	—	165,250	(37,474)	127,776
Total Stockholders’ Equity	1,471,201	(21,669)	1,449,532	1,491,029	—	1,491,029	(19,218)	1,471,811

Total Liabilities and Stockholders’ Equity	$3,508,523	$16,167	$3,524,690	$3,326,809	$—	$3,326,809	$216,214	$3,543,023

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RESTATED FINANCIAL DATA - Continued

Statement of Operations

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	As Reported	Restatement Adjustments	Restated	As Reported In March 31, 2003 Filing	Discontinued Operations	As Reported with Discontinued Operations In March 31, 2004 Filing	Restatement Adjustments	Restated
Rental and other revenues	$108,622	$12,302	$120,924	$109,020	$(5,096)	$103,924	$23,508	$127,432
Operating expenses:
Rental property and other expenses	39,165	5,496	44,661	37,319	(1,379)	35,940	7,542	43,482
Depreciation and amortization	34,316	1,688	36,004	33,294	(1,264)	32,030	4,456	36,486
General and administrative	12,167	(1,500)	10,667	5,344	—	5,344	(672)	4,672
Interest expense:
Contractual	26,057	1,158	27,215	27,674	—	27,674	2,485	30,159
Amortization of deferred financing costs	855	289	1,144	626	—	626	271	897
Financing obligations	—	4,693	4,693	—	—	—	4,877	4,877
Other income/expense:
Interest and other income	3,346	(1,588)	1,758	2,890	(31)	2,859	(1,682)	1,177
Loss on debt extinguishments	—	—	—	—	—	—	(14,653)	(14,653)
Gain on disposition of property, net	1,083	(13)	1,070	883	—	883	(79)	804
Co-venture expense	—	—	—	—	—	—	(2,086)	(2,086)
Minority interest	(231)	920	689	(1,221)	283	(938)	2,544	1,606
Equity in earnings of unconsolidated affiliates	1,402	(118)	1,284	1,761	—	1,761	(612)	1,149

Income/(loss) from continuing operations	1,662	(321)	1,341	9,076	(2,201)	6,875	(12,019)	(5,144)
Discontinued operations:
Income, net of minority interest	667	(498)	169	2,266	2,201	4,467	(3,418)	1,049
Gain on sale, net of minority interest	3,555	(119)	3,436	(170)	—	(170)	176	6

Net income/(loss)	5,884	(938)	4,946	11,172	—	11,172	(15,261)	(4,089)
Dividends on preferred stock	(7,713)	—	(7,713)	(7,713)	—	(7,713)	—	(7,713)

Net loss attributable to common stockholders	$(1,829)	$(938)	$(2,767)	$3,459	$—	$3,459	$(15,261)	$(11,802)

Net loss per share – basic:
Loss from continuing operations	$(0.11)	$(0.01)	$(0.12)	$0.02	$(0.04)	$(0.02)	$(0.22)	$(0.24)
Discontinued operations	0.08	(0.01)	0.07	0.04	0.04	0.08	(0.06)	0.02

Net loss (1)	$(0.03)	$(0.02)	$(0.05)	$0.06	$—	$0.06	$(0.28)	$(0.22)

Net loss per share – diluted:
Loss from continuing operations	$(0.11)	$(0.01)	$(0.12)	$0.02	$(0.04)	$(0.02)	$(0.22)	$(0.24)
Discontinued operations	0.08	(0.01)	0.07	0.04	0.04	0.08	(0.06)	0.02

Net loss (1)	$(0.03)	$(0.02)	$(0.05)	$0.06	$—	$0.06	$(0.28)	$(0.22)

(1)	Amounts represent net income available to common stockholder per share, which is after deducting preferred dividends.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OTHER EVENTS

Retirement of Chief Executive Officer

As previously announced, the Company’s Chief Executive Officer retired June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized for the six months ended June 30, 2004 was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to stock options, $1.7 million related to restricted shares and about $0.1 million for continued insurance coverage. The total expense is $1.7 million lower than the amount previously disclosed by the Company in connection with its first quarter 2004 earnings due to an adjustment to the method of valuing the accelerated vesting and extension of the lives of the stock options under SFAS No. 123 and No. 148. Previously, the Company had recorded the intrinsic value of the options as of the date of the Board’s approval. However, the Company has subsequently determined that these changes to the options should be accounted for using other valuation techniques, as set forth in SFAS No. 123 and No. 148. Certain components of this retirement package were required to be recognized as of the Board’s approval date, which was in the first quarter, while other components were required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $3.2 million was expensed in the first quarter and the remaining $1.4 million was expensed in the second quarter.

Revolving Loan

In March 2004, the Company amended its Revolving Loan and two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants. The amendments did not change any economic terms of the loans, although the Company paid fees to the lenders that were capitalized and that will be amortized over the remaining terms of the loans. See Note 13 for information regarding additional amendments in June, August and October 2004 to the Company’s Revolving Loan and two bank term loans and a waiver obtained in October 2004 for certain covenant violations on these loans.

13. Subsequent Events

Dispositions

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by the Company. HIW-KC Orlando, LLC owns the Orlando City Group assets which were valued under the joint venture agreement at $212.0 million, including amounts related to the Company’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $41.4 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. The Company retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down the Company’s Revolving Loan and $13.6 million was used to pay down another loan of the Company. In connection with this transaction, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. The Company recorded a $4.1 million liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain recognized by the same amount. The Company believes its estimate related to the re-tenanting costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and the Company recognized a $15.9 million gain in June 2004. Since the Company has an ongoing 40.0% financial interest in the joint venture and since the Company is engaged by the joint venture to provide management and leasing services for the joint venture, for which it receives customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale will be included in continuing operations in the second quarter 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS – Continued

On June 16, 2004, the Company sold a 177,000 square foot building (the network operations center) located in the Highwoods Preserve Office Park in Tampa, Florida. Highwoods Preserve is a 816,000 square foot office park that has not been occupied since WorldCom vacated the space as of December 31, 2002. Net proceeds from the sale were approximately $18.6 million. The asset had a net book value of approximately $22.4 million. The Company recognized an impairment loss of approximately $3.7 million in April 2004 when the planned sale met the criteria to be classified as held for sale. In connection with the sale of the network operations center, the buyer also agreed to purchase a 3.3 acre tract of development land located in the office park for approximately $1.4 million, which is subject to the Company securing certain development rights for the land from the local municipality. The net book value of the land is approximately $0.6 million and was classified as held for sale in accordance with SFAS No. 144 in April 2004. This land sale is subject to customary closing conditions and no assurances can be provided that the disposition will occur. The remaining assets in the office park were classified as held for use as of March 31, 2004 and continue to be so classified in accordance with SFAS No. 144.

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

Mortgages and Notes Payable

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

In June 2004, the Company amended its Revolving Loan and two bank term loans. The changes excluded the $12.3 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit-sharing arrangements under SFAS No. 66, as described in Note 11, from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the anticipated settlement of a claim against WorldCom - see below.

In early October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003, as described in Note 11.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SUBSEQUENT EVENTS - Continued

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

WorldCom Settlement

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this amended Quarterly Report on Form 10-Q may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the cautionary statements we make in “Business – Risk Factors” set forth in our 2003 amended Annual Report on Form 10-K.

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

Property Information

The following table sets forth certain information with respect to our Wholly Owned Properties and our development properties (excluding apartment units) as of March 31, 2004 and 2003:

	March 31, 2004		March 31, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	26,608,000	79.2%	25,387,000	80.9%
Industrial	8,092,000	86.5	10,243,000	86.8
Retail (2)	1,411,000	94.0	1,527,000	96.5

Total	36,111,000	81.4%	37,157,000	83.2%

Development:
Completed—Not Stabilized (3)
Office (1)	140,000	36.0%	100,000	42.0%
Industrial	—	—	60,000	50.0

Total	140,000	36.0%	160,000	45.0%

In Process
Office (1)	112,000	100.0%	40,000	0.0%
Industrial	350,000	100.0	—	—

Total	462,000	100.0%	40,000	0.0%

Total:
Office (1)	26,860,000		25,527,000
Industrial	8,442,000		10,303,000
Retail (2)	1,411,000		1,527,000

Total	36,713,000		37,357,000

(1)	Substantially all of our Office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 418,000 square feet.
(3)	Not stabilized is generally defined as less than 95% occupied or a year from completion.

The following tables set forth scheduled lease expirations at our Wholly Owned Properties as of March 31, 2004, assuming no tenant exercises renewal options.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (3)	2,285,403	10.8%	$40,914	$17.90	11.0%
2005	3,163,455	15.0	59,617	18.85	16.1
2006	3,357,476	15.9	61,949	18.45	16.7
2007	2,012,419	9.5	34,461	17.12	9.3
2008	3,420,432	16.2	56,279	16.45	15.2
2009	2,132,241	10.1	33,655	15.78	9.1
2010	1,429,393	6.8	27,324	19.12	7.4
2011	1,193,605	5.7	22,563	18.90	6.1
2012	644,211	3.0	11,941	18.54	3.2
2013	528,071	2.5	8,398	15.90	2.3
Thereafter	956,877	4.5	13,322	13.92	3.6

	21,123,583	100.0%	$370,423	$17.54	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (4)	1,397,215	20.0%	$6,597	$4.72	20.4%
2005	1,369,018	19.6	6,333	4.63	19.6
2006	926,832	13.2	4,681	5.05	14.5
2007	1,732,892	24.7	7,230	4.17	22.5
2008	384,012	5.5	1,913	4.98	5.9
2009	449,714	6.4	2,508	5.58	7.8
2010	104,570	1.5	500	4.78	1.5
2011	138,342	2.0	356	2.57	1.1
2012	44,447	0.6	261	5.87	0.8
2013	102,384	1.5	612	5.98	1.9
Thereafter	348,450	5.0	1,302	3.74	4.0

	6,997,876	100.0%	$32,293	$4.61	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before March 31, 2004.
(2)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 207,000 square feet of leases that are on a month to month basis or 0.9% of total annualized revenue.
(4)	Includes 90,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (3)	60,800	4.6%	$1,100	$18.09	3.4%
2005	113,864	8.6	2,492	21.89	7.7
2006	89,916	6.8	2,109	23.46	6.5
2007	82,495	6.2	1,941	23.53	6.0
2008	139,062	10.5	3,660	26.32	11.4
2009	164,360	12.4	3,903	23.75	12.2
2010	64,968	4.9	1,911	29.41	5.9
2011	53,833	4.1	1,671	31.04	5.2
2012	112,661	8.5	2,848	25.28	8.8
2013	129,053	9.7	3,262	25.28	10.1
Thereafter	316,107	23.7	7,307	23.12	22.8

	1,327,119	100.0%	$32,204	$24.27	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (nine months) (4)	3,743,418	12.7%	$48,611	$12.99	11.2%
2005	4,646,337	15.8	68,442	14.73	15.7
2006	4,374,224	14.9	68,739	15.71	15.9
2007	3,827,806	13.0	43,632	11.40	10.0
2008	3,943,506	13.4	61,852	15.68	14.2
2009	2,746,315	9.3	40,066	14.59	9.2
2010	1,598,931	5.4	29,735	18.60	6.8
2011	1,385,780	4.7	24,590	17.74	5.7
2012	801,319	2.7	15,050	18.78	3.5
2013	759,508	2.6	12,272	16.16	2.8
Thereafter	1,621,434	5.5	21,931	13.53	5.0

	29,448,578	100.0%	$434,920	$14.77	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before March 31, 2004.
(2)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 26,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.
(4)	Includes 323,000 square feet of leases that are on a month to month basis or 1.1% of total annualized revenue.

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

The following summarizes the change in our Wholly Owned Properties:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Office, Industrial and Retail Properties (rentable square feet in thousands)
Dispositions	(162)	(3,298)
Contributions to Joint Ventures	—	(291)
Developments Placed In-Service	—	191
Redevelopments	—	(221)
Acquisitions (including 1,319 from MG-HIW, LLC in 2003 and 1,358 from two joint ventures in 2004)	1,358	1,429

Net Change of In-Service Wholly Owned Properties	1,196	(2,190)

Customer Information

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of March 31, 2004 ($ in thousands):

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue (1)	Average Remaining Lease Term in Years
		($ in thousands)
Federal Government	739,523	$14,991	3.58%	6.1
AT&T	573,890	10,922	2.61	3.6
PricewaterhouseCoopers	297,795	6,965	1.66	6.1
State of Georgia	359,565	6,858	1.64	4.7
Sara Lee	1,195,383	4,636	1.11	3.4
IBM	215,460	4,568	1.09	2.0
WorldCom and Affiliates (2)	183,014	3,746	0.89	2.4
Northern Telecom	246,000	3,651	0.87	3.9
Volvo	267,717	3,450	0.82	5.3
Lockton Companies	132,718	3,303	0.79	10.9
US Airways (3)	295,046	3,243	0.77	3.7
ITC Deltacom (4)	158,392	3,226	0.77	1.2
BB&T	239,248	3,187	0.76	7.0
T-Mobile USA	120,561	3,016	0.72	2.3
Bank of America	146,842	2,733	0.65	5.2
Ford Motor Company	125,989	2,685	0.64	5.9
IXON	181,361	2,534	0.61	3.6
CHS Professional Services	149,021	2,519	0.60	2.6
Hartford Insurance	115,548	2,506	0.60	2.6
Carlton Fields	95,771	2,412	0.58	0.3

Total	5,838,844	$91,151	21.76%	4.5

(1)	Annualized Rental Revenue is March 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(2)	This quarter reflects the addition of customers in the Orlando properties previously part of the MG-HIW, LLC joint venture.
(3)	In August 2002, US Airways filed voluntary petitions for reorganization under Chapter 11 of the US Bankruptcy Code. US Airways emerged from Chapter 11 bankruptcy protection in March 2003. On September 12, 2004, US Airways again filed voluntary petitions for reorganization under Chapter 11. No action has been taken today with respect to the Company’s leases with US Airways.
(4)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of March 31, 2004, is under contract for sale. Although no assurances can be made, the sale is expected to close in late 2004 or early 2005.

Results of Operations

We have restated our Consolidated Financial Statements contained herein for the three months ended March 31, 2004 and 2003. These restatements resulted primarily from adjustments related to the accounting for a limited number of our prior real estate sales transactions occurring between 1999 and March 31, 2004, reclassifications for discontinued operations, accounting for minority interest, accounting for a debt retirement and other items. Refer to Note 11 to the Consolidated Financial Statements for a more complete description of the restatement adjustments. The following information should be read in conjunction with our audited Consolidated Financial Statements and related notes included in our 2003 amended Annual Report on Form 10-K.

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

During the three months ended March 31, 2004, approximately 84.9% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. The average straight-lined rate per square foot on new leases signed during the quarter ended March 31, 2004 in our Wholly Owned Properties was 0.9% lower than the average rate per square foot on the expiring leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average office lease term, excluding renewal periods, is 4.5 years. Leases that will expire during the last nine months of 2004 and which have not been renewed as of March 31, 2004, approximate 3.7 million square feet of space. This square footage represents approximately 12.7% of our annualized revenue. As of September 30, 2004, based on our leasing efforts since December 31, 2003 and on other activity such as early lease terminations, the occupancy rate for our Wholly Owned Properties improved to 83.2%. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Our expenses primarily consist of depreciation and amortization, general and administrative expenses, rental property expenses and interest expense. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis. General and administrative expenses, net of amounts capitalized and excluding retirement compensation, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long term incentive compensation. Rental property expenses are expenses associated with our ownership and operating of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower as our average occupancy declines, while the fixed expenses remain constant regardless of average occupancy. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount capitalized on development projects.

We also record income from our investments in unconsolidated affiliates, which are our joint ventures except for one joint venture which is included in our Consolidated Financial Statements as a result of our continuing involvement with the properties – see Note 3 to the Consolidated Financial Statements. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the unconsolidated joint ventures’ net income or loss. During the first quarter of 2004, income earned from our unconsolidated joint ventures aggregated $1.3 million, which represented approximately 26.0% of our total net income.

Additionally, Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During the three months ended March 31, 2004, income, including gains and losses from the sale of properties, from discontinued operations accounted for approximately 73.0% of our total net income.

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

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income to our stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures, debt securities, guarantee obligations and stockholder dividends. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of March 31, 2004, we had approximately $979.5 million of secured debt outstanding and $810.5 million of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our $250.0 million revolving loan (the “Revolving Loan”). As of October 22, 2004, we have $47.3 million of additional borrowing availability under our Revolving Loan and our short-term cash needs (for the remainder of 2004) include, among other things, the funding of $9.4 million in development activity and $2.3 million in principal payments due on our long term debt.

Our Revolving Loan and the indenture governing our outstanding long-term unsecured debt securities each require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our stockholders, such as repurchasing capital stock, acquiring additional assets, increasing the total amount of our debt, or increasing stockholder dividends. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. While we are currently in compliance with these covenants and ratios and expect to remain so for the foreseeable future, we cannot provide any assurance of such continued compliance and any failure to remain in compliance could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs, or result in higher interest expense. See Notes 12 and 13 to the Consolidated Financial Statements for disclosure regarding a waiver of and amendments to these covenants in March, June, August and October 2004.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of and/or leverage the return upon the properties being acquired by the joint venture or to build or acquire additional buildings, typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 9 to the Consolidated Financial Statements for additional information on certain debt guarantees.

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

Management’s Analysis

We believe that funds from operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization or real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provides a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. See “Funds From Operations.”

RESULTS OF OPERATIONS

On January 1, 2002, we adopted SFAS No. 144. As described in Note 7 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2003 and 2004 or were held for sale at March 31, 2004. Accordingly, properties sold during 2003 and 2004 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

The following table sets forth information regarding our restated results of operations for the three months ended March 31, 2004 and 2003 ($ in millions):

	Three Months Ended March 31,
	2004	2003	$ Change	% of Change
Rental and other revenues	$120.9	$127.4	$(6.5)	(5.1)%

Operating expenses:
Rental property and other expenses	44.6	43.5	1.1	2.5
Depreciation and amortization	36.0	36.5	(0.5)	(1.4)
General and administrative	10.7	4.6	6.1	132.6

Total operating expenses	91.3	84.6	6.7	7.9

Interest expense:
Contractual	27.2	30.1	(2.9)	(9.6)
Amortization of deferred financing costs	1.1	0.9	0.2	22.2
Financing obligations	4.7	4.9	(0.2)	(4.1)

	33.0	35.9	(2.9)	(8.1)
Other income/(expense):
Interest and other income	1.7	1.2	0.5	41.7
Loss on debt extinguishment	—	(14.7)	14.7	(100.0)

	1.7	(13.5)	15.2	(112.6)

Loss before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	(1.7)	(6.6)	4.9	(74.2)

Gains on disposition of property, net	1.0	0.8	0.2	25.0
Co-venture expense	—	(2.1)	2.1	(100.0)
Minority interest in the Operating Partnership	0.7	1.6	(0.9)	(56.3)
Equity in earnings of unconsolidated affiliates	1.3	1.1	0.2	18.2

Income/(loss) from continuing operations	1.3	(5.2)	6.5	125.0
Discontinued operations:
Income from discontinued operations net of minority
interest	0.2	1.1	(0.9)	(81.8)
Gain/(loss) on sale of discontinued operations net of minority interest	3.4	—	3.4	100.0

	3.6	1.1	2.5	227.3

Net income/(loss)	4.9	(4.1)	9.0	(219.5)
Dividends on preferred stock	(7.7)	(7.7)	—	—

Net loss attributable to common stockholders	$(2.8)	$(11.8)	$9.0	(76.3)%

Rental and Other Revenues

The decrease in rental and other revenues was primarily the result of the effect of properties sold in 2004 and 2003 that were not accounted for as discontinued operations. The decrease in average occupancy rates was primarily a result of lease expirations and early lease terminations. In addition, recovery income from certain operating expenses has decreased in the three months ended March 31, 2004 due to lower occupancy.

During the three months ended March 31, 2004, 251 second generation leases representing 1.9 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was 0.9% lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The increase in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from (1) general inflationary increases particularly salaries, benefits, utility costs, real estate taxes and insurance and (2) the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes. Partly offsetting these increases was a decrease in rental and other operating expenses from continuing operations of properties sold in 2004 and 2003 that were not accounted for as discontinued operations.

Rental and other operating expenses as a percentage of rental and other revenues increased from 34.1% for the three months ended March 31, 2003 to 36.9% for the three months ended March 31, 2004. The increase was a result of increases in rental and other operating expenses as described above and a decrease in rental and other revenues as described above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the properties sold in 2004 and 2003 that were not accounted for as discontinued operations. Slightly offsetting this decrease is an increase in building, leasing commissions and tenant improvement expenditures and the write-off of deferred leasing costs and tenant improvements for customers who vacated their space prior to lease expiration.

General and administrative expenses, net of amounts capitalized, were $6.1 million higher in the three months ended March 31, 2004 compared to the same period of 2003. Of the total increase, $3.2 million relates to the cost of a retirement package for our Chief Executive Officer, as described in Note 12 to the Consolidated Financial Statements. The remaining $2.9 million increase was caused by (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act, (2) higher long term incentive compensation costs, (3) a credit to G&A expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs.

In the remainder of 2004, general and administrative expenses are expected to significantly increase compared to 2003 due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act, professional fees and other costs related to consideration of a strategic transaction that were incurred largely in the third quarter 2004, and professional fees and other costs related to the restatement of the Company’s financial statements incurred in the third and fourth quarters. In addition, in the second quarter of 2004, general and administrative expenses will include $1.4 million, which represents the second quarter recognition of the retirement package for our CEO.

Interest Expense

Contractual interest expense decreased by $2.9 million during the three months ended March 31, 2004. The decrease was primarily due to lower average interest rates on outstanding debt mostly due to a debt refinancing completed in December 2003. This decrease was partially offset by (1) higher average debt balances in 2004 compared to 2003 and (2) by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs.

Interest expense on financing obligations decreased by $0.2 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 – see Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions. The decrease is primarily due to only two months of activity for the Orlando City Group of MG-HIW, LLC in 2004 as a result of our repurchase on March 2, 2004.

Total interest expense is expected to decline in the remainder of 2004 primarily due to (1) the December 2003 refinancing of certain long term debt with new borrowings that have lower interest rates, (2) the June 2004 refinancing of the Put Option Notes with borrowings on the Company’s Revolving Loan which currently has lower floating rate interest, (3) the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation, and (4) the sale of a 60.0% interest in these Orlando properties in June 2004 to a joint venture and the resultant elimination of interest from the related $136.2 million of secured debt. These transactions are discussed in the footnotes to the Consolidated Financial Statements. This decline may be slightly offset by any increases in average debt balances resulting from acquisitions or other activities.

Other Income/Expense

The increase in interest and other income is primarily related to the interest received during the three months ended March 31, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003, and higher interest rates earned on cash reserves.

Loss on debt extinguishment decreased $14.7 million from first quarter 2003 to first quarter 2004 due to the $14.7 million loss recorded in the first quarter 2003 related to the MOPPRS debt retirement transaction described in Note 11 to the Consolidated Financial Statements.

Gains on Disposition of Property; Co-venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Gains on disposition of properties, net, excluding gains or losses from discontinued operations, consisted of the following (in millions):

	Three Months Ended March 31,
	2004	2003
Gains on disposition of land, net	$1.1	$1.0
Losses on disposition of depreciable properties	(0.1)	(0.2)

Total	$1.0	$0.8

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003. The decrease in co-venture expense is due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date.

Minority interest in the continuing operations income of the Operating Partnership, after preferred partnership unit distributions, decreased from $1.6 million in the first quarter of 2003 to $0.7 million in the first quarter of 2004 because of a corresponding reduction in the Operating Partnership’s loss from continuing operations.

Discontinued Operations

In accordance with SFAS No. 144, we classified income from discontinued operations of $0.2 million and $1.1 million, net of minority interest, as discontinued operations for the three months ended March 31, 2004 and 2003, respectively. These amounts pertained to 0.9 million square feet of property, 4 apartment units and 122.8 acres of revenue-producing land sold during 2003 and 2004 and 0.1 million square feet of property and 88 apartment units held for sale at March 31, 2004. These amounts exclude a gain on the sale of these properties, net of impairment charges related to discontinued operations, of $3.4 million, net of minority interest, in the three months ended March 31, 2004. No significant amount was classified as discontinued operations in the three months ended March 31, 2003.

Preferred Stock Dividends

We recorded $7.7 million in preferred stock dividends in each of the three months ended March 31, 2004 and 2003.

Net Income

We recorded net income in the first quarter of 2004 of $4.9 million, compared to a net loss of $4.1 million in the first quarter of 2003. The increase of $9.0 million was primarily due to the recording of a $14.7 million loss on debt extinguishment in the first quarter of 2003 partially offset by the effect of properties sold in 2004 and 2003 that were not accounted for as discontinued operations and the recorded cost of the retirement package for our Chief Executive Officer in 2004, an increase in rental property operating expenses and an increase in depreciation and amortization. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, impairment losses recorded in the second quarter related to a building at the Highwoods Preserve Office Park and 30.0 acres of land in suburban Baltimore, Maryland, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including the remaining expense to be recorded in the second quarter associated with the retirement package of our Chief Executive Officer, professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements), which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 13 to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s restated cash flows from the first three months of 2003 to the first three months of 2004 ($ in thousands):

	Three Months Ended March 31,
	2004	2003	Change
Cash Provided By Operating Activities	$35,962	$41,787	$(5,825)
Cash Used In Investing Activities	(16,460)	(22,345)	5,885
Cash Used In Financing Activities	(23,416)	(10,437)	(12,979)

Total Cash Flows	$(3,914)	$9,005	$(12,919)

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

Cash provided by or used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements, and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically would consist of cash received upon the sale of properties or distributions from our joint ventures.

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

The decrease of $5.8 million in cash provided by operating activities was primarily a result of lower net income due to the disposition of certain properties under our capital recycling program, a decrease in average occupancy rates for our Wholly Owned Portfolio and an increase in general and administrative expenses. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The decrease of $5.9 million in cash used in investing activities was primarily a result of an increase in additions to real estate assets of approximately $2.7 million and a $10.0 million contribution to the Highwoods KC Glenridge Office, LP joint venture. These increases were partially offset by an increase in proceeds from dispositions of real estate assets of approximately $19.4 million.

The increase of $13.0 million in cash used in financing activities was primarily a result of the settlement of the MG-HIW, LLC financing obligation during the three months ended March 31, 2004. This increase is partly offset by an increase of $20.7 million in net borrowings on the Revolving Loan and mortgages and notes payable, a decrease of $9.9 million in distributions paid on common stock and units and a loss on extinguishment of debt of $14.7 million related to the MOPPRS refinancing during the three months ended March 31, 2003.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At March 31, 2004, we had 1.5 million square feet of properties, 88 apartment units and 81.5 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $213.5 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the remainder of 2004. However, we can provide no assurance that all these transactions will be consummated. As of September 30, 2004, we have closed on some of these transactions consisting of 1.4 million square feet of properties and 28.0 acres of land.

During the remainder of 2004, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in the remainder of 2004 could be positive or negative, depending on the level and timing of property dispositions, property acquisitions, development and capitalized leasing and improvement costs. Any positive cash flows from operating and investing activities in the remainder of 2004 are expected to be used to pay stockholder and unitholder distributions, required debt amortization, and recurring capital expenditures.

Capitalization

The following table sets forth our capitalization as of March 31, 2004 and December 31, 2003 (in thousands, except per share amounts):

	March 31, 2004	December 31, 2003
Mortgages and notes payable, at recorded book value	$1,790,039	$1,717,765
Financing obligations	$62,994	124,063
Preferred stock, at redemption value	$377,445	$377,445

Common Stock and Units outstanding	59,777	59,677

Per share stock price at period end	$26.21	$25.40
Market value of common equity	$1,566,755	$1,515,796

Total market capitalization with debt and obligations	$3,797,233	$3,735,069

Based on our total market capitalization of approximately $3.8 billion at March 31, 2004 (at the March 31, 2004 per share stock price of $26.21 and assuming the redemption for shares of Common Stock of the 6.1 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented approximately 47.1% of our total market capitalization. Mortgages and notes payable at March 31, 2004 was comprised of $979.5 million of secured indebtedness with a weighted average interest rate of 6.3% and $810.5 million of unsecured indebtedness with a weighted average interest rate of 5.8%. As of March 31, 2004, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at March 31, 2004 (in thousands):

	Payments Due By Period
	Total	Through Remainder of 2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Put Option Notes (2)	$100,000	$100,000	$—	$—	$—	$—	$—
Notes	460,000	—	—	110,000	—	100,000	250,000
Secured:
Mortgage Loans Payable (3)	774,694	9,716	87,170	78,397	18,139	14,638	566,634

Total Fixed Rate Debt	1,334,694	109,716	87,170	188,397	18,139	114,638	816,634

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	130,500	—	—	130,500	—	—	—
Secured:
Mortgage Loans Payable (3)	204,845	164	201,235	294	3,152	—	—

Total Variable Rate Debt	455,345	164	321,235	130,794	3,152	—	—

Total Long Term Debt	1,790,039	109,880	408,405	319,191	21,291	114,638	816,634

Operating Lease Obligations:
Land Leases	48,075	945	1,273	1,213	1,194	1,194	42,256
Purchase Obligations:
Completion Contracts (4)	17,100	17,100	—	—	—	—	—
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonnade Debt Repayment Guarantee (4)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (4)	376	—	376	—	—	—	—
Highwoods DLF 97/26 DLF 99/32, LP Lease Guarantee (4)	855	—	—	—	—	855	—
Capital One Lease Guarantee (5)	3,051	1,649	—	334	369	378	321
Industrial Portfolio Lease Guarantee (5)	2,218	721	991	506	—	—	—
SF-HIW Harborview Financing Obligation (6)	13,503	—	—	—	—	—	13,503
Eastshore Financing Obligation (6)	28,858	—	—	—	28,858	—	—
Tax Increment Financing Obligation (7)	20,633	687	775	863	913	976	16,419
DLF Note Payable (8)	3,236	143	216	250	286	325	2,016

Total	$1,930,412	$131,125	$412,036	$324,825	$52,911	$118,366	$891,149

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes, except for the Put Option Notes, are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.
(2)	See Note 13 to the Consolidated Financial Statements. Although not contractually due, the Put Option notes were retired in June 2004.
(3)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.6 billion at March 31, 2004.
(4)	See Note 9 to the Consolidated Financial Statements.
(5)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 9 to the Consolidated Financial Statements.
(6)	These liabilities represent our financing obligation to either our partner in the respective joint venture or the third party buyer as a result of accounting for these transactions as financing arrangements. See Note 3 to the Consolidated Financial Statements.
(7)	In connection with Tax Increment Financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a Financing Obligation in the balance sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

(8)	Represents a fixed obligation which we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture.

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

In late June 2004, we repaid $51.0 million of the increased borrowing under our Revolving Loan with proceeds from the sale of a 60.0% interest in five office buildings in Orlando, Florida and from the sale of a building at Highwoods Preserve in Tampa, Florida. See Notes 3 and 13 to the Consolidated Financial Statements for further details of these asset sales.

Operating and Financial Covenants and Performance Ratios

The terms of the Revolving Loan, the $120 million bank term loans and the indentures that govern our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our Revolving Loan and bank term loans for the foreseeable future, depending upon our future operating performance and property and financing transactions, we cannot assure you that we will continue to be in compliance.

If we fail to comply with these financial ratios and other covenants, we would likely not be able to borrow any further amounts under the Revolving Loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding under our Revolving Loan, bank term loans or our indenture. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flows and ability to make distributions to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

The following table sets forth more detailed information about our ratio and covenant compliance under the Revolving Loan and the bank term loans, which have identical covenants assuming the new Revolving Loan had been in effect at March 31, 2004. If we fail to satisfy any of the covenants detailed in the table below (including the covenants regarding non-GAAP financial measures such as EBITDA, Cash Available for Distributions (“CAD”) and adjusted NOI) after the expiration of certain cure periods, the lenders under our Revolving Loan, our bank term loans and/or the construction loan in Kansas City for Colonnade could accelerate amounts outstanding thereunder, which aggregated $263.1 million at March 31, 2004. Certain of these definitions may differ from similar terms used in the accompanying Consolidated Financial Statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our Revolving Loan, including definitions of certain relevant terms, see the credit agreement governing our Revolving Loan which is attached as Exhibit 10.14.

March 31, 2004
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.30%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.12
Secured Debt Less Than or Equal to 35% of Total Assets	28.8%
EBITDA Greater Than 2.10 times Interest Expense	2.19
EBITDA Greater Than 1.50 times Fixed Charges	1.60
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.58
Tangible Net Worth Greater Than $1.577 Billion	$1.6 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	84.6%

In March 2004, the Company amended its Revolving Loan and two bank term loans. The changes modified certain definitions used in all three loans to determine amounts that are used to compute financial covenants and also adjusted one of the financial ratio covenants.

In June 2004, the Company amended its Revolving Loan and two bank term loans. The changes excluded the $12.3 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004 the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing or profit sharing arrangements under SFAS No. 66, as described in Note 11 to the Consolidated Financial Statements, from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the anticipated settlement of a claim against WorldCom - see Note 13 to the Consolidated Financial Statements.

In early October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003, as described in Note 11 to the Consolidated Financial Statements.

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

The Revolving Loan carries an interest rate based upon its senior unsecured credit ratings. As a result, interest currently accrues on borrowings under the Revolving Loan at LIBOR plus 105 basis points. The terms of the Revolving Loan require the Company to pay an annual base facility fee equal to .25% of the aggregate amount of the Revolving Loan. The Company currently has a credit rating of BBB- assigned by Standard & Poor’s and Fitch Inc. In August 2003, Moody’s Investor Service downgraded its assigned credit rating from Baa3 to Ba1. If Standard and Poor’s or Fitch Inc. were to lower the Company’s credit ratings without a corresponding increase by Moody’s, the interest rate on borrowings under the Company’s Revolving Loan would be automatically increased by 60 basis points.

As of March 31, 2004, the Operating Partnership was in compliance with the ratio and covenant requirements under the Operating Partnership’s indenture.

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

Share and Unit Repurchase Program

As of March 31, 2004, we had repurchased 12.4 million shares of Common Stock and Common Units at a weighted average purchase price of $24.00 per share and a total purchase price of $297.1 million under our repurchase program. In determining whether or not to repurchase additional capital stock, we will consider, among other factors, the effect of repurchases on our liquidity and the price of our Common Stock. No shares of Common Stock were repurchased during the quarter ended March 31, 2004.

Off Balance Sheet Arrangements

The Company has several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and retain the management income relating to the properties in the joint venture. For financial reporting purposes, the sales of assets we sold to two of our joint ventures are accounted for as financing arrangements.

At March 31, 2004, our unconsolidated joint ventures had $587.9 million of total assets and $387.8 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.1%. During the first quarter of 2004, these unconsolidated joint ventures earned $2.9 million of total net income of which our share was $1.3 million. For additional discussion of our unconsolidated joint ventures, see Note 2 in the Consolidated Financial Statements.

As required by GAAP, we use the equity method of accounting for our unconsolidated joint ventures in which we exercise significant influence but do not control the major operating and financial policies of the entity regarding encumbering the entities with debt and the acquisition and disposal of properties. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet and the results of operations of these joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary limited exceptions to non-recourse liability in non-recourse loans.

As of March 31, 2004, our unconsolidated joint ventures had $370.4 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at March 31, 2004 ($ in thousands):

	Percent Owned	Total		Remainder of 2004	2005	2006	2007	2008	Thereafter
Board of Trade Investment Company	49.00%	$704		$139	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	37,763		732	1,041	4,419	13,332	5,764	12,475
Dallas County Partners II (1)	50.00%	22,166		943	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,653		835	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	66,312		278	403	431	4,241	381	60,578
4600 Madison Associates, LP	12.50%	16,548		538	762	815	873	935	12,625
Highwoods DLF 98/29, LP	22.81%	66,989		783	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	58,854		541	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	39,901		459	643	682	722	766	36,629
Concourse Center Associates, LLC	50.00%	9,652		133	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	21,631		—	—	—	21,631	—	—
Highwoods KC Glenridge, LLC	40.00%	250		—	—	250	—	—	—

Total		$370,423	(2)	$5,381	$7,660	$11,795	$46,333	$18,666	$280,588

(1)	Des Moines joint ventures.
(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint ventures, we guaranteed certain debt and the maximum potential amount of future payments we could be required to make under the guarantees is $25.3 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 0.97% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of March 31, 2004, these buildings were 90.0% and 64.0% leased, respectively. The remaining $7.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at March 31, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

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

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, we recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regards to this guarantee is $1.1 million. No recourse provisions exist to enable us to recover the amounts paid to the joint venture under this lease guarantee arrangement.

On February 20, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LLC, which on February 26, 2004, acquired from a third-party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. The buildings are currently 91.1% occupied. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million 10-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space.

RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million loan from a bank. As an inducement to make the loan at 6.3% long-term rate, we and our partner agreed to master lease the vacant space and guaranteed $1.6 million or $0.8 million each with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of June 30, 2004, we recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on our Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make based on the current leases in place is approximately $4.8 million. The likelihood of us paying on our $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and should we have to pay, we would recover the $0.8 million from other joint venture assets.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in-service office properties encompassing approximately 1.3 million rentable square feet located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Our partner contributed $41.4 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million of which $33.0 million was used to pay down our Revolving Loan and $13.6 million was used to pay down another loan of ours. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, we agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain recognized by the same amount. We believe our estimate related to the re-tenanting costs guarantee is accurate. However, if our assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale will be included in continuing operations in the second quarter 2004.

Financing Arrangements

The following summarizes sales transactions that are accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 under SFAS No. 66.

    - MG-HIW, LLC

MG-HIW, LLC is a joint venture formed in 2000 between us and Miller Global. As more fully described in Note 3 to the Consolidated Financial Statements contained in our amended Annual Report on Form 10-K, the sale of properties by us into this joint venture is accounted for in part as a profit-sharing arrangement and in part as a financing transaction.

As previously disclosed, on March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in five properties encompassing 1.3 million square feet located in the central business district of Orlando, Florida. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for a 20.0% leveraged internal rate of return guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

    - SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. We also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.3 million at March 31, 2004. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which was intended to cover normal costs of a sale transaction.

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Consequently, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our books. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.5 million at March 31, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligations. We continue to depreciate the property and record all of the depreciation on our books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.02 million and $0.13 million was expensed during the three months ended March 31, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, we will record the transaction as a sale and recognize gain on sale.

    - Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $15.2 million as of March 31, 2004. No payments were made by us during the three months ended March 31, 2004 and 2003 with respect to these rent guarantees. However, in June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as prescribed by SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction. Accordingly, the assets and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.5 million was recorded which represents the amount received from the buyer. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest on financing obligation. Payments made under the rent guarantees are charged to expense as incurred. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

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

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies and estimates made by management in the three months ended March 31, 2004. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2003 amended Annual Report on Form 10-K.

FUNDS FROM OPERATIONS

We believe that funds from operations (“FFO”) and FFO per share are beneficial to management and investors as important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization or real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provides a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (NAREIT) and appropriately excludes the cost of capital improvements and related capitalized interest is as follows:

•	Net income (loss) – computed in accordance with GAAP;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains or plus losses from sales of depreciable operating properties (excluding impairment losses – see Note 2 following the table), and items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Less dividends to preferred shareholders;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gain/(loss) on sale and minority interest related to discontinued operations.

Other REITs may not define the term in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than us.

Restated FFO and FFO per share for the three months ended March 31, 2004 and 2003 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2004		2003
	Amount	Per Share Diluted	Amount	Per Share Diluted
Funds from operations:
Net income/(loss)	$4,946		$(4,089)
Dividends to preferred shareholders	(7,713)		(7,713)

Net loss attributable to common shareholders	(2,767)	$(0.05)	(11,802)	$(0.22)
Add/(Deduct):
Depreciation and amortization of real estate assets	35,326	0.65	35,828	0.67
Loss on disposition of depreciable property (1)	81	—	(24)	—
Minority interest in the Operating Partnership in income from operations	(689)	(0.01)	(1,606)	(0.03)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets (3)	1,979	0.03	1,843	0.03
Discontinued operations (2):
Depreciation and amortization of real estate assets	29	—	407	0.01
Gain on sale, net of minority interest in the Operating Partnership (1)	(3,436)	(0.06)	(119)	—
Minority interest in the Operating Partnership in income from discontinued operations	20	—	137	—

Funds from operations before amounts allocable to minority interest in the Operating Partnership	30,543	0.56	24,664	0.46
Minority interest in the Operating Partnership in funds from operations	(3,215)	(0.06)	(2,889)	(0.05)

Funds from operations allocable to common shareholders	$27,328 (3)	$0.50 (3)	$21,775	$0.41

Dividend payout data:
Dividends paid per common share/common unit - diluted	$0.425		$0.585

As a % of funds from operations	85.0%		142.7%

Weighted average shares outstanding – diluted	54,137		53,558

(1)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented.
(2)	For further discussion related to discontinued operations, see Note 7 to the Consolidated Financial Statements.
(3)	Depreciation and amortization of real estate assets includes adjustments for gains on disposition of depreciable assets of $0.03 million for the three months ended March 31, 2004.

As a result of the changes to the FFO calculation due to the matters discussed in Note 11 to the Consolidated Financial Statements and in footnote (1) above, FFO has been reduced by the following in dollars and per share amounts:

	Three Months Ended March 31,
	2004	2003
Change as discussed in Note 11 to the Consolidated Financial Statements	$(285)	$(15,059)
Change as discussed in Note 1 above	—	(288)

FFO in dollars before amounts allocable to minority interest from the Operating Partnership	$(285)	$(15,347)

Change as discussed in Note 11 to the Consolidated Financial Statements	$(0.01)	$(0.25)
Change as discussed in Note 1 above	—	(0.01)

FFO per common share	$(0.01)	$(0.26)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Results of Operations - Liquidity and Capital Resources” and the Notes to the Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our Revolving Loan and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes.

As of March 31, 2004, we had approximately $1.3 billion of fixed rate debt outstanding. The estimated aggregate fair value of this debt at March 31, 2004 was $1.4 billion. If interest rates increase by 100 basis points, the aggregate fair market value of fixed rate debt as of March 31, 2004 would decrease by approximately $70.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of fixed rate debt as of March 31, 2004 would increase by approximately $76.4 million.

As of March 31, 2004, we had approximately $435.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $4.4 million.

For a discussion of our interest rate hedge contracts in effect at March 31, 2004 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2004 would increase by approximately $0.1 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of March 31, 2004 would decrease by approximately $0.3 million.

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

The CEO and CFO evaluations of our disclosure controls and procedures over financial reporting include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this amended Quarterly Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures over financial reporting are also evaluated on an ongoing basis through the following:

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

As described above under “Explanatory Note,” the purpose of this amended Quarterly Report is to restate our previously reported financial results as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 included in our March 31, 2004 Quarterly Report on Form 10-Q. These restatements are primarily due to: adjustments relating to the accounting for a limited number of our prior real estate sales transactions with continuing involvement occurring between 1999 and 2003, reclassifications related to discontinued operations with continuing involvement, accounting for a debt extinguishment transaction, accounting for minority interest, and various other matters. We believe that the material adjustments relate to transactions that were previously disclosed by the Company in prior SEC filings. For instance, the nature of the Company’s material continuing involvement related to our real estate sales transactions, the material facts relating to our retirement of the $125 million principal amount of MOPPRS, and the method of accounting for minority interest were disclosed in our prior quarterly and annual regulatory and financial filings with the Securities and Exchange Commission and our annual reports.

Based on our evaluation of disclosure controls and procedures, as of the date of the filing of this amended Quarterly Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in its financial reports has been made known to management, including the CEO and CFO, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported.

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

As noted above and described above under “Explanatory Note,” the purpose of this amended Quarterly Report is to restate our previously reported financial results as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 included in our March 31, 2004 Quarterly Report on Form 10-Q. These restatements are primarily due to: adjustments relating to the accounting for a limited number of our prior real estate sales transactions with continuing involvement occurring between 1999 and 2003, reclassifications related to discontinued operations with continuing involvement, accounting for a debt extinguishment transaction, accounting for minority interest, and various other matters. We believe that the adjustments required to be made to the historical financial statements resulted from unintentional misapplication of GAAP.

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

Ernst & Young LLP has issued an unqualified opinion dated October 22, 2004 on our restated 2003, 2002 and 2001 Consolidated Financial Statements that are included in our 2003 amended Annual Report on Form 10-K. On October 26, 2004, Ernst & Young LLP advised our Audit Committee that they identified the following material weaknesses during their audits of the restated financial statements for 2003, 2002 and 2001: inadequate procedures for appropriately assessing and applying accounting principles to complex transactions; lack of adequate finance and accounting staff to appropriately identify and evaluate accounting for transactions; inadequate procedures to ensure critical information regarding a transaction is known by the persons accounting for such transaction; and lack of application of GAAP to transactions due to perceived immateriality of transactions.

Since late 2002, we have added several experienced staff to our Finance and Accounting Departments. These included an Assistant Controller (new position), a Director of Financial Standards and Compliance (new position), a Senior Director of Investor Relations (replacement) and a new Chief Financial Officer (replacement, as the former CFO assumed a new position within the Company). During 2003 and 2004 up to the filing date of this amended Quarterly Report, we have further improved our internal control over financial reporting by, among other things, expanding supervisory activities and monitoring techniques and strengthening our procedures designed to ensure that information relating to transactions directly or indirectly involving the Company and its subsidiaries is made known to persons responsible for preparing our financial statements. We have also implemented revised checklists and additional management oversight of our accounting staff to ensure appropriate assessment and application of GAAP to all transactions, particularly complex transactions such as sales of real estate with continuing involvement that are governed by SFAS No. 66.

Other than the foregoing and the adjustments that are being made as described under “Explanatory Note” and Note 11 to our restated Consolidated Financial Statements, there have been no changes in our internal controls over financial reporting since December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
10.14	First Amendment to Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties Inc., the Subsidiaries named therein and the Lenders named therein, dated as of March 29, 2004

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: November 15, 2004