Form 10-Q
period 2004-06-30
HIGHWOODS PROPERTIES INC
filed 2004-12-13
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The Company has only one class of common stock, par value $0.01 per share, with 53,715,681 shares outstanding as of December 2, 2004.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2004

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

The information furnished in the accompanying Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in our 2003 amended Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and $ in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$402,896	$426,297
Buildings and tenant improvements	2,936,760	3,105,309
Development in process	23,027	7,485
Land held for development	191,409	195,021
Furniture, fixtures and equipment	22,133	21,818

	3,576,225	3,755,930
Less – accumulated depreciation	(563,674)	(544,559)

Net real estate assets	3,012,551	3,211,371
Property held for sale	64,958	78,624
Cash and cash equivalents	11,672	21,551
Restricted cash	4,903	4,602
Accounts receivable, net	14,253	18,176
Notes receivable	10,705	10,066
Accrued straight-line rents receivable	58,276	58,912
Investments in unconsolidated affiliates	79,540	62,417
Other assets:
Deferred leasing costs	105,389	103,222
Deferred financing costs	16,081	19,286
Prepaid expenses and other	13,261	10,443

	134,731	132,951
Less – accumulated amortization	(58,927)	(55,647)

Other assets, net	75,804	77,304

Total Assets	$3,332,662	$3,543,023

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,603,485	$1,717,765
Accounts payable, accrued expenses and other liabilities	117,530	101,608
Financing obligations	63,345	124,063

Total Liabilities	1,784,360	1,943,436
Minority interest in the Operating Partnership	121,008	127,776
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at June 30, 2004 and December 31, 2003	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,716,340 shares issued and outstanding at June 30, 2004 and 53,474,403 at December 31, 2003, respectively	537	535
Additional paid-in capital	1,415,295	1,408,888
Distributions in excess of net earnings	(357,561)	(306,938)
Accumulated other comprehensive loss	(3,141)	(3,650)
Deferred compensation	(5,281)	(4,469)

Total Stockholders’ Equity	1,427,294	1,471,811

Total Liabilities and Stockholders’ Equity	$3,332,662	$3,543,023

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Income Statements

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental and other revenues	$118,481	$126,221	$238,675	$253,109

Operating expenses:
Rental property and other expenses	42,423	43,985	86,647	87,112
Depreciation and amortization	34,411	35,739	70,160	71,860
General and administrative	7,869	6,960	18,536	11,632

Total operating expenses	84,703	86,684	175,343	170,604

Interest expense:
Contractual	27,371	30,293	54,586	60,452
Amortization of deferred financing costs	925	903	2,069	1,800
Financing obligations	1,426	4,161	6,119	9,038

	29,722	35,357	62,774	71,290
Other income/expense:
Interest and other income	1,482	1,881	3,236	3,057
Loss on debt extinguishment	(12,457)	—	(12,457)	(14,653)

	(10,975)	1,881	(9,221)	(11,596)

(Loss)/income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	(6,919)	6,061	(8,663)	(381)

Gains on disposition of property, net	14,405	1,610	15,475	2,414
Co-venture expense	—	(2,169)	—	(4,255)
Minority interest in the Operating Partnership	(166)	65	527	1,650
Equity in earnings of unconsolidated affiliates	1,549	1,377	2,833	2,526

Income from continuing operations	8,869	6,944	10,172	1,954
Discontinued operations:
(Loss)/income from discontinued operations, net of minority interest	(14)	844	193	1,739
(Loss)/gain on sale of discontinued operations, net of minority interest	(3,457)	894	(21)	900

	(3,471)	1,738	172	2,639

Net income	5,398	8,682	10,344	4,593
Dividends on preferred stock	(7,713)	(7,713)	(15,426)	(15,426)

Net (loss attributable to)/income available for common stockholders	$(2,315)	$969	$(5,082)	$(10,833)

Net income per common share—basic:
Income/(loss) from continuing operations	$0.02	$(0.01)	$(0.10)	$(0.25)
(Loss)/income from discontinued operations	(0.06)	0.03	—	0.05

Net (loss)/income	$(0.04)	$0.02	$(0.10)	$(0.20)

Weighted average common shares outstanding—basic	53,274	52,921	53,223	53,032

Net income per common share—diluted:
Income/(loss) from continuing operations	$0.02	$(0.01)	$(0.10)	$(0.25)
(Loss)/income from discontinued operations	(0.06)	0.03	—	0.05

Net (loss)/income	$(0.04)	$0.02	$(0.10)	$(0.20)

Weighted average common shares outstanding—diluted	53,274	53,401	53,223	53,032

Dividends declared per common share	$0.425	$0.425	$0.85	$1.01

See accompanying notes to consolidated financial statements

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2004

(Unaudited and $ in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2003	53,474,403	$535	$104,945	$172,500	$100,000	$1,408,888	$(4,469)	$(3,650)	$(306,938)	$1,471,811
Issuance of Common Stock	70,766	1	—	—	—	1,392	—	—	—	1,393
Conversion of Common Units to Common Stock	54,308	—	—	—	—	1,404	—	—	—	1,404
Common Stock Dividends	—	—	—	—	—	—	—	—	(45,541)	(45,541)
Preferred Stock Dividend	—	—	—	—	—	—	—	—	(15,426)	(15,426)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(435)	—	—	—	(435)
Issuance of deferred compensation	116,863	1	—	—	—	2,790	(2,791)	—	—	—
Fair value of stock options issued	—	—	—	—	—	1,256	(1,256)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	3,235	—	—	3,235
Other comprehensive income	—	—	—	—	—	—	—	509	—	509
Net income	—	—	—	—	—	—	—	—	10,344	10,344

Balance at June 30, 2004	53,716,340	$537	$104,945	$172,500	$100,000	$1,415,295	$(5,281)	$(3,141)	$(357,561)	$1,427,294

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Income from continuing operations	$10,172	$1,954
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	70,160	71,860
Amortization of deferred compensation	3,235	1,188
Amortization of deferred financing costs	2,069	1,800
Amortization of accumulated other comprehensive loss	407	898
Equity in earnings of unconsolidated affiliates	(2,833)	(2,526)
Loss on debt extinguishments	12,457	14,653
Gains on disposition of property, net	(15,475)	(2,414)
Minority interest in the Operating Partnership	(527)	(1,650)
Discontinued operations	724	3,434
Changes in financing obligation	1,782	3,271
Changes in co-venture obligation	—	696
Changes in operating assets and liabilities	(6,395)	(14,706)

Net cash provided by operating activities	75,776	78,458

Investing activities:
Additions to real estate assets	(58,670)	(52,677)
Proceeds from disposition of real estate assets	84,808	30,699
Distributions from unconsolidated affiliates	3,439	5,294
Investments in notes receivable	63	(1,790)
Contributions to unconsolidated affiliates	(3,487)	—
Other investing activities	42	(62)

Net cash provided by /(used in) investing activities	26,195	(18,536)

Financing activities:
Distributions paid on common stock and common units	(50,784)	(60,811)
Dividends paid on preferred stock	(15,426)	(15,426)
Net proceeds from the sale of common stock	1,393	407
Repurchase of common stock and common units	(50)	(16,688)
Borrowings on revolving loan	334,000	129,500
Repayment of revolving loan	(192,000)	(91,500)
Borrowings on mortgages and notes payable	143,000	20,000
Repayment of mortgages and notes payable	(256,280)	(7,455)
Payments on financing obligation	(62,500)	—
Additions to deferred financing costs	(881)	7
Payments on debt extinguishments	(12,322)	(16,282)

Net cash used in financing activities	(111,850)	(58,248)

Net (decrease)/increase in cash and cash equivalents	(9,879)	1,674
Cash and cash equivalents at beginning of the period	21,551	15,796

Cash and cash equivalents at end of the period	$11,672	$17,470

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,517	$64,909

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2004	2003
Assets:
Net real estate assets	$(152,814)	$(2,180)
Restricted cash	—	—
Accounts receivable	—	1,776
Notes receivable	702	1,142
Accrued straight-line rents receivable	—	—
Investments in unconsolidated affiliates	14,300	2,745
Deferred financing costs	—	—

	$(137,812)	$3,483

Liabilities:
Mortgages and notes payable	(143,000)	—
Accounts payable, accrued expenses and other liabilities	5,188	3,483

	$(137,812)	$3,483

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Highwoods Properties, Inc. and its consolidated subsidiaries (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly-owned assets include: 462 in-service office, industrial and retail properties; 1,252 acres of undeveloped land suitable for future development; and an additional three properties under development (the “Wholly Owned Properties”).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the six months ended June 30, 2004, the Company redeemed from limited partners (including certain officers and directors of the Company) 1,960 Common Units for $0.05 million in cash and converted 54,308 Common Units in exchange for Common Stock on a one-for-one basis. The Company’s weighted average ownership of Common Units during the six months ended June 30, 2004 was 89.7%. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Consolidated Financial Statements of the Company include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority shareholders. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company consolidates partnerships, joint ventures and limited liability companies when the Company controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. The Company does not consolidate entities where the other interest holders have important rights, including approving decisions to encumber the entities with debt and acquire or dispose of properties. In addition, the Company consolidates those entities, if any, where the Company is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”)). All significant intercompany transactions and accounts have been eliminated.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

Certain amounts originally reported in the June 30, 2003 and the amended December 31, 2003 financial statements have been reclassified to conform to the June 30, 2004 presentation and accounting for discontinued operations (see Note 9 for further discussion). These reclassifications had no effect on net income or stockholders’ equity as previously reported.

The accompanying financial information has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been made. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company’s 2003 amended Annual Report on Form 10-K.

The preparation of financial statements in accordance with US Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority interest in the Operating Partnership. Minority interest in the accompanying Consolidated Financial Statements relates to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of June 30, 2004, the minority interest in the Operating Partnership consisted of 6.1 million Common Units. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense recorded for the period. In addition, when a common unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased.

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

Following is the minority interest in the net income of the Operating Partnership ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Minority Interest in continuing operations	$(166)	$65	$527	$1,650
Amount related to income from discontinued operations	2	(107)	(22)	(223)
Amount related to gain on sale of discontinued operations	399	(113)	—	(113)

Total Minority Interest in net income of the Operating Partnership	$235	$(155)	$505	$1,314

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. The Company has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which it uses the equity method of accounting are not included on the Company’s Consolidated Balance Sheet. As of June 30, 2004, one joint venture is accounted for as a financing arrangement pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” as described in Note 3, and accordingly is not reflected in the table below.

The following table sets forth information regarding the Company’s unconsolidated joint ventures as recorded on the joint ventures’ books for the six months ended June 30, 2004 and 2003 ($ in thousands):

		Six Months Ended June 30, 2004					Six Months Ended June 30, 2003
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$1,257	$855	$27	$225	$150	$1,215	$791	$34	$200	$190
Dallas County Partners (1)	50.00%	5,148	2,925	1,304	934	(15)	5,380	2,757	1,389	982	252
Dallas County Partners II (1)	50.00%	3,130	1,396	1,132	371	231	3,123	1,294	1,190	411	228
Fountain Three (1)	50.00%	3,744	1,636	1,069	772	267	3,562	1,514	1,141	796	111
RRHWoods, LLC (1)	50.00%	6,802	3,860	1,248	1,731	(37)	6,949	3,606	1,346	1,706	291
Kessinger/Hunter, LLC	26.50%	3,192	2,399	—	348	445	2,927	2,396	—	331	200
4600 Madison Associates, LP	12.50%	2,556	1,697	—	863	(4)	2,840	1,078	595	887	280
Highwoods DLF 98/29, LP	22.81%	9,895	2,790	2,269	1,762	3,074	9,673	2,747	2,303	1,728	2,895
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	7,551	2,165	2,276	2,116	994	8,106	2,215	2,302	2,007	1,582
Highwoods-Markel Associates, LLC	50.00%	3,345	742	1,155	735	713	1,636	861	558	299	(82)
MG-HIW Peachtree Corners III, LLC (2)	50.00%	—	—	—	—	—	175	62	62	43	8
MG-HIW Metrowest I, LLC (3)	50.00%	—	5	—	—	(5)	—	16	—	—	(16)
MG-HIW Metrowest II, LLC (3)	50.00%	141	88	39	70	(56)	266	223	83	162	(202)
Concourse Center Associates, LLC	50.00%	1,053	284	349	166	254	1,028	269	346	151	262
Plaza Colonnade, LLC	50.00%	7	2	—	9	(4)	8	—	—	2	6
Highwoods KC Glenridge, LLC (4)	40.00%	1,228	488	124	186	430	—	—	—	—	—
HIW-KC Orlando, LLC (5)	40.00%	281	79	62	—	140	—	—	—	—	—

Total		$49,330	$21,411	$11,054	$10,288	$6,577	$46,888	$19,829	$11,349	$9,705	$6,005

(1)	Des Moines joint ventures.
(2)	As part of the MG-HIW, LLC acquisition on July 29, 2003, the Company was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. As a result, this entity became wholly owned as of July 29, 2003 and is consolidated as of that date.
(3)	On March 2, 2004, the Company exercised an option to acquire its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. The Company paid its partner $3.2 million for such remaining interest and a $7.4 million construction loan was paid in full by the Company. The assets encompass 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. This acquisition increased the Company’s ownership interest to 100.0% and these entities are consolidated as of March 2, 2004.
(4)	The Company and Kapital-Consult, a European investment firm, formed this joint venture partnership, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. As of June 30, 2004, the buildings were 91.0% leased. The Company contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Company is the manager and leasing agent for this property and will receive customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land that can accommodate 150,000 square feet of office space.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

(5)	On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by the Company. HIW-KC Orlando, LLC owns five in service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to the Company’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. The Company retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down the Company’s $250.0 million revolving loan (the “Revolving Loan”) and $13.6 million was used to pay down other debt of the Company. In connection with this transaction, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee re-tenanting costs for approximately 11.0% of the joint venture’s total square footage. The Company recorded a $4.1 million liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of the gain recognized by the same amount. The Company believes its estimate related to the re-tenanting costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and the Company recognized a $15.9 million gain in June 2004. Since the Company has an ongoing 40.0% financial interest in the joint venture and since the Company is engaged by the joint venture to provide management and leasing services for the joint venture, for which it receives customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and the related gain on sale was included in continuing operations in June 2004.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate the VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional financial support. FIN 46 also requires additional disclosures. FIN 46 was effective immediately for interests acquired subsequent to January 31, 2003 and was effective March 31, 2004 for interests in VIEs created before February 1, 2003. The Company assessed its variable interests, including the joint ventures listed above, and determined the interests were not VIEs. As a result, the provisions of FIN 46 did not have an impact on the Company’s financial condition or results of operations.

3. FINANCING ARRANGEMENTS

The following summarizes sales transactions that are accounted for as financing arrangements at June 30, 2004 under paragraphs 25 through 29 under SFAS No. 66.

SF-HIW Harborview, LP

On September 11, 2002, the Company contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The Company also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.2 million at June 30, 2004. Additionally, the Company’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover normal costs of a sale transaction.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING ARRANGEMENTS - Continued

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Company. As a result, the Company has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.8 million at June 30, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on the financing obligation. The Company continues to record all of the depreciation on its books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.05 million and $0.2 million was expensed during the six months ended June 30, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, the Company will record the transaction as a sale and recognize gain on sale.

Eastshore

On November 26, 2002, the Company sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing (the “Eastshore” transaction). Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $14.5 million as of June 30, 2004. In June 2004, the Company began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as prescribed by SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction. Accordingly, the assets and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.5 million was initially recorded which represents the amount received from the buyer. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on financing obligation. Payments made under the rent guarantees are charged to expense as incurred which totaled $0.01 million for the six months ended June 30, 2004. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

MG-HIW, LLC

As previously disclosed, on March 2, 2004, the Company exercised its option and acquired its partner’s 80.0% interest in the Orlando City Group of MG-HIW, LLC. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. The initial contribution of these assets was accounted for as a financing arrangement and continued to be so treated through March 1, 2004. The financing obligation was eliminated on March 2, 2004. Since the financing obligation was adjusted each period for a 20.0% leveraged internal rate of return guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ASSET DISPOSITIONS

Gains on disposition of properties, excluding gains or losses from discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(Loss)/gain on disposition of land, net of impairment	$(1,830)	$1,395	$(679)	$2,372
Gain on disposition of depreciable properties	16,235	215	16,154	239
(Impairment) of depreciable properties	—	—	—	(197)

Total	$14,405	$1,610	$15,475	$2,414

Gains on disposition of properties, net of minority interest from discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gain on disposition of depreciable properties	$—	$1,007	$3,835	$1,141
(Impairment) of depreciable properties	(3,856)	—	(3,856)	(128)
Allocable minority interest	399	(113)	—	(113)

Total	$(3,457)	$894	$(21)	$900

On June 16, 2004, the Company sold a 177,000 square foot building (the network operations center) located in the Highwoods Preserve Office Park in Tampa, Florida. Highwoods Preserve is a 816,000 square foot office park that has not been occupied since WorldCom vacated the space as of December 31, 2002. Net proceeds from the sale were approximately $18.6 million. The asset had a net book value of approximately $22.4 million. The Company recognized an impairment loss of approximately $3.7 million in April 2004 when the planned sale met the criteria to be classified as held for sale. In connection with the sale of the network operations center, the buyer also agreed to purchase a 3.3 acre tract of development land located in the office park for approximately $1.4 million, which is subject to the Company securing certain development rights for the land from the local municipality. The net book value of the land is approximately $0.6 million and was classified as held for sale in accordance with SFAS No.144 in April 2004. This land sale is subject to customary closing conditions and no assurances can be provided that the disposition will occur. The remaining assets in the office park were classified as held for use as of June 30, 2004 and continue to be so classified in accordance with SFAS No. 144.

In May 2004, the Company executed two agreements to sell approximately 30.0 acres of land in suburban Baltimore, Maryland. The agreements provide for estimated net proceeds of approximately $6.1 million and the net book value of the land is $7.9 million. Accordingly, an impairment loss of approximately $1.8 million was recorded in May 2004 when the land was reclassified from held for use to held for sale. On September 30, 2004, one sale of 27.0 acres was consummated. The Company received $5.5 million in net proceeds. The sale of the remaining 3.0 acres is subject to customary closing conditions and no assurances can be provided that the disposition will occur.

See Note 9 for additional disclosure on asset impairment and disposals in accordance with SFAS No. 144.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PUT OPTION NOTES REFINANCING AND REVOLVING LOAN

In 1997, the Operating Partnership sold $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”). The Put Option Notes bore an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes was required to be 6.39% plus the applicable spread determined as of June 10, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes on June 15, 2004 at 100.0% of the principal amount. The counter party exercised this option and acquired the Put Option Notes on June 15, 2004. On that same date, the Company exercised its option to acquire the Put Option Notes from the counter party for a purchase price equal to the sum of the present value of the remaining scheduled payments of principal and interest (assuming an interest rate of 6.39%) on the Put Option Notes, or $112.5 million. The difference between the $112.5 million and the $100.0 million was charged to loss on extinguishment of debt in the quarter ended June 30, 2004. The Company borrowed funds from its Revolving Loan to make the $112.5 million payment.

In June 2004, the Company amended its Revolving Loan and two bank term loans. The changes excluded the $12.5 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants. The amendment did not change any economic terms of the loans. In connection with the amendment, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

See Note 14 for further discussion of an amendment in August 2004 and a waiver of certain financial covenants in October 2004 to the Company’s Revolving Loan and the two bank term loans.

6. RELATED PARTY TRANSACTIONS

The Company has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Company and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, the Company received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2003 and at June 30, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rates on all of the Company’s variable rate debt are currently adjusted at one to three month intervals, subject to settlements under interest rate hedge contracts. Net payments made to counter parties under interest rate hedge contracts were nominal in the six months ended June 30, 2004 and were recorded as increases to interest expense.

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

During the year ended December 31, 2003, the Company entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges and the unamortized effective portion of the cumulative gain on these derivative instruments was $3.6 million at June 30, 2004 and is being reported as a component of AOCL in stockholders’ equity. This deferred gain is being recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing effects net income. The Company expects that approximately $0.3 million will be recognized in the next 12 months.

In 2003, the Company also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the one month LIBOR rate on $20.0 million of floating rate debt at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was $0.1 million at June 30, 2004. The Company expects that the portion of the cumulative loss recorded in AOCL at June 30, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.1 million.

At June 30, 2004, approximately $5.6 million of deferred financing costs from past cash flow hedging instruments remain in AOCL, including those described above. These costs are recognized as interest expense as the underlying debt is repaid and amounted to $0.2 million and $0.4 million during the quarters ended June 30, 2004 and 2003, respectively. The Company expects that the portion of the cumulative loss recorded in AOCL at June 30, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.7 million.

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain stockholders’ equity changes not reflected in the Consolidated Income Statements. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$5,398	$8,682	$10,344	$4,593
Other comprehensive income:
Unrealized derivative gains on cashflow hedges	187	475	102	475
Amortization of hedging gains and losses included in other comprehensive income	197	461	407	898

Total other comprehensive income	384	936	509	1,373

Total comprehensive income	$5,782	$9,618	$10,853	$5,966

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DISCONTINUED OPERATIONS AND IMPAIRMENT OF LONG-LIVED ASSETS

In October 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of” and the accounting and reporting provisions for disposals of a segment of business as addressed in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

The net operating results and net carrying value of 1.2 million square feet of property, 122.8 acres of revenue-producing land and four apartment units sold during 2004 and 2003 and 0.2 million square feet of property and 88 apartment units held for sale at June 30, 2004 are shown in the following table. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144 and are classified as discontinued operations in the Company’s Consolidated Income Statements since the operations and cash flows have been or will be eliminated from the ongoing operations of the Company, and the Company will not have any significant continuing involvement in the operations after the disposal transaction (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue	$713	$2,958	$1,846	$6,173
Operating expenses:
Rental and other operating expenses	506	889	1,130	1,901
Depreciation and amortization	225	700	509	1,472

Total operating expenses	731	1,589	1,639	3,373
Interest expense	—	428	—	857
Other income	2	10	8	19

Income before minority interest in the Operating Partnership and gain on sale of discontinued operations	(16)	951	215	1,962
Minority interest in discontinued operations	2	(107)	(22)	(223)

(Loss)/income from discontinued operations, net of minority interest in the Operating Partnership	(14)	844	193	1,739
(Loss)/gain on sale of discontinued operations	(3,856)	1,007	(21)	1,013
Minority interest in discontinued operations	399	(113)	—	(113)

(Loss)/gain/impairment on sale of discontinued operations, net of minority interest in the Operating Partnership	(3,457)	894	(21)	900

Total discontinued operations	$(3,471)	$1,738	$172	$2,639

Carrying value of assets held for sale and/or sold during the period	$18,720	$110,842	$18,720	$110,842

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2004, the Company determined that three properties held for sale, of which one has now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss of $3.5 million, net of minority interest, was recognized in the Consolidated Income Statement for the six months ended June 30, 2004. For 2003, an impairment loss related to one office property whose carrying value was greater than its fair value less cost to sell, which has now been sold, was $0.1 million. This impairment loss is included in gain on sale of discontinued operations in the Consolidated Income Statement for the six months ended June 30, 2003.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. At June 30, 2004 and 2003, because there were no properties held for use with indicators of impairment where the carrying value exceeds the sum of estimated undiscounted future cash flows, no impairment loss related to held for use properties was recognized during the six months ended June 30, 2004 and 2003.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK –BASED COMPENSATION

In accordance with SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the Company expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for the six months ended June 30, 2004 and 2003 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.2 million and $0.02 million, respectively. The unamortized value of option grants since January 1, 2003 aggregate $0.8 million at June 30, 2004. See below for the amounts that would have been deducted from net income if the Company had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003 (amounts shown net of minority interest):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	($ in thousands, except per share amounts)
Net (loss)/income attributable to common stockholders – as reported	$(2,315)		$969		$(5,082)		$(10,833)
Add: Stock option expense included in reported net income	(83	)(1)	477	(2)	393	(1)	277	(2)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(12	)(1)	(608	)(2)	(585	)(1)	(550	)(2)

Pro forma net (loss)/income attributable to common stockholders	$(2,410)		$838		$(5,274)		$(11,106)

Basic net (loss)/income per common share - as reported	$(0.04)		$0.02		$(0.10)		$(0.20)
Basic net (loss)/income per common share - pro forma	$(0.05)		$0.02		$(0.10)		$(0.21)
Diluted net (loss)/income per common share - as reported	$(0.04)		$0.02		$(0.10)		$(0.20)
Diluted net (loss)/income per common share - pro forma	$(0.05)		$0.02		$(0.10)		$(0.21)

(1)	Amounts include the stock option expense recorded during the period for the accelerated vesting related to the retirement of the Company’s Chief Executive Officer in June 2004 as well as expense recorded for dividend equivalent rights.
(2)	Amounts include the effects of accounting for dividend equivalent rights.

11. COMMITMENTS AND CONTINGENCIES

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

Contracts

The Company has entered into contracts related to tenant improvements and the development of certain properties totaling $32.2 million as of June 30, 2004. The amounts remaining to be paid under these contracts as of June 30, 2004 totaled $7.8 million.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES - Continued

Joint Ventures

Certain properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Company or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of June 30, 2004:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
	($ in thousands)
Des Moines Joint Ventures (1),(6)	Debt	$—	Various
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Construction loan and completion	$2,844	2/2006
Plaza Colonnade (2),(8)	Letter of credit	$—	12/2004
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
SF-HIW Harborview, LP (3),(5)	Purchase obligation	$13,832	9/2015
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$2,966	10/2009
Industrial (3),(11)	Rent (4)	$2,089	12/2006
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$1,290	6/2014
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$629	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing costs	$4,101	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at June 30, 2004 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments as of June 30, 2004 the Company could be required to make related to the rent guarantees and tenant improvements is $1.3 million.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could be required to make under the guarantees is $25.1 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at June 30, 2004 averaged 1.08% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of June 30, 2004, these buildings were 93.2% and 75.0% leased, respectively. The remaining $7.0 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at June 30, 2004 is 89.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Balance Sheet.
(8)	With respect to the Plaza Colonnade, LLC joint venture, the Company has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its Consolidated Balance Sheet at June 30, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, the Company’s exposure is reduced. The maximum potential amount of future payments by the Company under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable the Company to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Company and their partner could obtain and liquidate the building to recover the amounts paid should the Company be required to perform under the guarantee.

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

(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (i.e., through November 2007). The maximum potential amount of future payments related to this guarantee to Company could be required to make as of June 30, 2004 is $14.5 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Company recognized $1.3 million of the deferred gain in 2003 and an additional $0.1 million during the six months ended June 30, 2004. The Company’s total contingent liability of $3.0 million with respect to the guarantee is included in the deferred gain as of June 30, 2004.
(11)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The Company’s contingent liability with respect to such guarantee as of June 30, 2004 is $2.1 million. The total gain as a result of the transaction was $5.2 million. Because the terms of the notes require only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $5.2 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method is being used for this transaction. Accordingly, once sufficient principal amounts have been paid on the note receivable so that the note receivable balance is equal to the deferred gain, the gain will be recognized as additional payments are made on the notes.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, the Company recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regards to this guarantee as of June 30, 2004 is $1.1 million. No recourse provisions exist to enable the Company to recover the amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million 10-year loan from a bank. As an inducement to make the loan at 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and guaranteed $1.6 million or $0.8 million each with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of June 30, 2004, the Company recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $4.8 million. The likelihood of the Company paying on its $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and should the Company have to pay, it would recover the $0.8 million from other joint venture assets.
(14)	As more fully described in Note 2, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee leasing costs for approximately 11.0% of the joint venture’s total square footage. The Company believes its estimate related to the leasing costs guarantee is accurate. However, if the Company’s assumptions prove to be incorrect, future losses may occur.

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

12. SEGMENT INFORMATION

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

All operations are within the United States and at June 30, 2004, no tenant of the Company’s wholly owned properties, which includes in-service properties (excluding apartment units) to which the Company has title and 100.0% ownership rights, comprises more than 10.0% of the respective consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental and Other Revenues (1):
Office segment	$100,110	$105,222	$202,082	$211,947
Industrial segment	8,693	10,927	17,102	21,017
Retail segment	9,325	9,733	18,798	19,462
Apartment segment	353	339	693	683

Total Rental and Other Revenues	$118,481	$126,221	$238,675	$253,109

Net Operating Income (1):
Office segment	$62,756	$66,511	$125,768	$135,305
Industrial segment	6,698	8,773	13,150	16,725
Retail segment	6,465	6,804	12,843	13,678
Apartment segment	139	148	267	289

Total Net Operating Income	$76,058	$82,236	$152,028	$165,997
Reconciliation to (loss)/income before disposition of property, co-venture expense, minority interest and equity of unconsolidated affiliates:
Depreciation and amortization	$(34,411)	$(35,739)	$(70,160)	$(71,860)
Interest expense	(29,722)	(35,357)	(62,774)	(71,290)
General and administrative expense	(7,869)	(6,960)	(18,536)	(11,632)
Interest and other income	1,482	1,881	3,236	3,057
Loss on debt extinguishment	(12,457)	—	(12,457)	(14,653)

(Loss)/Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	$(6,919)	$6,061	$(8,663)	$(381)

			June 30,
			2004	2003
Total Assets:
Office segment			$2,604,154	$2,887,411
Industrial segment			267,852	352,091
Retail segment			264,898	298,223
Apartment segment			14,152	13,913
Corporate and other			181,606	170,296

Total Assets			$3,332,662	$3,721,934

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER EVENTS

Retirement of Chief Executive Officer

As previously announced, the Company’s Chief Executive Officer retired on June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump-sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized for the six months ended June 30, 2004 was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to stock options, $1.7 million related to restricted shares and about $0.1 million for continued insurance coverage. Certain components of this retirement package were required to be recognized as of the Board’s approval date, which was in the first quarter, while other components were required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $3.2 million was expensed in the first quarter and the remaining $1.4 million was expensed in the second quarter.

14. SUBSEQUENT EVENTS

Mortgages and Notes Payable

In August 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit-sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the anticipated settlement of a claim against WorldCom - see below.

In October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003.

The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans.

Dispositions

In November 2004, the Company sold Highwoods Business Park in Charlotte, North Carolina for gross proceeds of $9.5 million. This park consists of nine buildings encompassing approximately 162,700 square feet that was, on average, 72.4% occupied. In addition, in October 2004, the Company sold 20.0 acres of non-core land in Kansas City for gross proceeds of $5.5 million.

On November 23, 2004, the Company sold a 165,000 square foot building located in Orlando, Florida with a net book value of approximately $9.7 million. Net proceeds from the sale were approximately $6.4 million. The building did not meet the criteria to be classified as held for the sale until November 2004 and as a result, the Company will recognize an impairment loss of approximately $3.3 million in November 2004.

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

OVERVIEW

We are a fully integrated, self-administered REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of June 30, 2004, we own or have an interest in 527 in-service office, industrial and retail properties encompassing approximately 41.6 million square feet. We also own 1,252 acres of development land which is suitable to develop approximately 14.6 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

Property Information

The following table sets forth certain information with respect to our Wholly Owned Properties and our development properties (excluding apartment units) as of June 30, 2004 and 2003:

	June 30, 2004		June 30, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	25,272,000	79.2%	25,052,000	80.5%
Industrial	7,992,000	88.0	10,243,000	88.7%
Retail (2)	1,411,000	93.4	1,527,000	96.8%

Total	34,675,000	81.8%	36,822,000	83.4%

Development:
Completed—Not Stabilized (3)
Office (1)	—	—	140,000	30.0%
Industrial	—	—	60,000	50.0%

Total	—	—	200,000	36.0%

In Process
Office (1)	222,000	100.0%	—	—
Industrial	350,000	100.0	—	—

Total	572,000	100.0%	—	—

Total:
Office (1)	25,494,000		25,192,000
Industrial	8,342,000		10,303,000
Retail (2)	1,411,000		1,527,000

Total	35,247,000		37,022,000

(1)	Substantially all of our Office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 418,000 square feet.
(3)	Not stabilized is generally defined as less than 95% occupied or a year from completion.

The following tables set forth scheduled lease expirations at our Wholly Owned Properties as of June 30, 2004, assuming no tenant exercises renewal options.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (six months) (3)	1,186,760	5.9%	$21,533	$18.14	6.2%
2005	3,202,688	16.1	59,561	18.60	16.9
2006	3,229,083	16.1	59,676	18.48	17.1
2007	2,037,841	10.2	34,550	16.95	9.9
2008	3,119,627	15.6	50,313	16.13	14.4
2009	2,536,758	12.7	40,011	15.77	11.4
2010	1,416,852	7.1	28,897	20.40	8.3
2011	1,195,628	6.0	21,945	18.35	6.3
2012	649,388	3.2	12,709	19.57	3.6
2013	507,193	2.5	7,926	15.63	2.3
Thereafter	923,694	4.6	12,746	13.80	3.6

	20,005,512	100.0%	$349,867	$17.49	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (six months) (4)	765,302	10.9%	$3,715	$4.85	11.3%
2005	1,803,411	25.6	7,759	4.30	23.5
2006	948,623	13.5	4,826	5.09	14.6
2007	1,843,384	26.1	8,176	4.44	24.8
2008	324,698	4.6	1,770	5.45	5.4
2009	526,829	7.5	3,245	6.16	9.9
2010	104,570	1.5	514	4.92	1.6
2011	152,742	2.2	643	4.21	2.0
2012	109,840	1.6	323	2.94	1.0
2013	102,384	1.5	616	6.02	1.9
Thereafter	348,450	5.0	1,302	3.74	4.0

	7,030,233	100.0%	$32,889	$4.68	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before June 30, 2004.
(2)	Annualized Rental Revenue is June 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 177,000 square feet of leases that are on a month to month basis or 0.7% of total annualized revenue.
(4)	Includes 91,000 square feet of leases that are on a month to month basis or 0.2% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (six months) (3)	47,590	3.6%	$921	$19.35	2.7%
2005	116,600	8.8	2,982	25.57	8.7
2006	89,916	6.8	2,248	25.00	6.6
2007	74,095	5.6	2,068	27.91	6.1
2008	128,758	9.8	3,850	29.90	11.3
2009	170,007	12.9	3,836	22.56	11.2
2010	65,722	5.0	2,211	33.64	6.5
2011	53,833	4.1	1,786	33.18	5.2
2012	115,857	8.8	3,114	26.88	9.1
2013	129,053	9.8	3,290	25.49	9.6
Thereafter	326,936	24.8	7,812	23.89	23.0

	1,318,367	100.0%	$34,118	$25.88	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2004 (six months) (4)	1,999,652	7.1%	$26,169	$13.09	6.3%
2005	5,122,699	18.1	70,302	13.72	17.0
2006	4,267,622	15.1	66,750	15.64	16.0
2007	3,955,320	13.9	44,794	11.33	10.7
2008	3,573,083	12.6	55,933	15.65	13.4
2009	3,233,594	11.4	47,092	14.56	11.3
2010	1,587,144	5.6	31,622	19.92	7.6
2011	1,402,203	4.9	24,374	17.38	5.8
2012	875,085	3.1	16,146	18.45	3.9
2013	738,630	2.6	11,832	16.02	2.8
Thereafter	1,599,080	5.6	21,860	13.67	5.2

	28,354,112	100.0%	$416,874	$14.70	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before June 30, 2004.
(2)	Annualized Rental Revenue is June 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 19,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.
(4)	Includes 287,000 square feet of leases that are on a month to month basis or 0.9% of total annualized revenue.

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

The following summarizes the change in our Wholly Owned Properties:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Office, Industrial and Retail Properties (rentable square feet in thousands)
Dispositions	(492)	(3,298)
Contributions to Joint Ventures	(1,270)	(291)
Developments Placed In-Service	141	191
Redevelopments	—	(221)
Acquisitions (including 1,319 from a joint venture in 2003 and 1,358 from two joint ventures in 2004)	1,358	1,429

Net Change of In-Service Wholly Owned Properties	(263)	(2,190)

Customer Information

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of June 30, 2004 ($ in thousands):

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
	($ in thousands)
Federal Government	752,155	$15,714	3.77%	6.7
AT&T	516,033	9,826	2.36	5.1
PricewaterhouseCoopers	297,795	7,313	1.75	6.3
State of Georgia	359,565	6,866	1.65	5.2
Sara Lee	1,195,383	4,673	1.12	3.6
IBM	194,934	4,105	0.98	2.2
Northern Telecom	246,000	3,651	0.88	4.2
Volvo	270,774	3,502	0.84	5.5
Lockton Companies	132,718	3,303	0.79	11.2
US Airways (2)	295,046	3,245	0.78	4.0
BB&T	229,459	3,206	0.77	7.7
T-Mobile USA	120,561	3,044	0.73	2.5
ITC Deltacom (3)	147,379	2,987	0.72	1.4
Bank of America	145,194	2,903	0.70	5.2
WorldCom and Affiliates	144,623	2,851	0.68	2.5
Ford Motor Company	125,989	2,727	0.65	6.1
CHS Professional Services	155,401	2,622	0.63	2.9
IKON	181,361	2,534	0.61	3.9
Hartford Insurance	112,751	2,458	0.59	2.8
Carlton Fields	95,771	2,412	0.58	0.5

Total	5,718,892	$89,942	21.58%	5.0

(1)	Annualized Rental Revenue is June 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	In August 2002, US Airways filed voluntary petitions for reorganization under Chapter 11 of the US Bankruptcy Code. US Airways emerged from Chapter 11 bankruptcy protection in March 2003. On September 12, 2004, US Airways again filed voluntary petitions for reorganization under Chapter 11. No action has been taken today with respect to the Company’s leases with US Airways.
(3)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of June 30, 2004, is under contract for sale. Although no assurances can be made, the sale is expected to close in late 2004 or early 2005.

Results of Operations

During the three months ended June 30, 2004, approximately 84.5% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. The average straight-lined rate per square foot on new leases signed during the six months ended June 30, 2004 in our Wholly Owned Properties was 0.3% lower than the average rate per square foot on the expired leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average suburban office lease term, excluding renewal periods is 4.5 years. Leases that will expire during the last six months of 2004 and which have not been renewed, approximate 2.0 million square feet of space. This square footage represents approximately 6.3% of our annualized revenue. As of September 30, 2004, based on our leasing efforts since December 31, 2003 and on other activity such as early lease terminations, the occupancy rate for our Wholly Owned Properties improved to 83.2%. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

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

We also record income from our investments in unconsolidated affiliates, which are our joint ventures except for one joint venture, which is included in our Consolidated Financial Statements as a result of our continuing involvement with the properties – see Note 3 to the Consolidated Financial Statements. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the unconsolidated joint ventures’ net income or loss. During the first two quarters of 2004, income earned from our unconsolidated joint ventures aggregated $2.8 million which represented approximately 27.4% of our total net income.

Additionally, Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During the six months ended June 30, 2004, income, including gains and losses from the sale of properties, from discontinued operations, which represented approximately 1.7% of our total net income.

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

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income to our stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures, debt securities, guarantee obligations and stockholder dividends. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of June 30, 2004, we had approximately $0.8 billion of secured debt outstanding and $0.8 billion of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our $250.0 million revolving loan (the “Revolving Loan”). As of November 18, 2004, we have $77.8 million of additional borrowing availability under our Revolving Loan and our short-term cash needs for the remainder of 2004 and 2005 include, among other things, the funding of $9.4 million in development activity and $208.4 million in principal payments due on our long-term debt.

Our Revolving Loan and the indenture governing our outstanding long-term unsecured debt securities each require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our stockholders, such as repurchasing capital stock, acquiring additional assets, increasing the total amount of our debt, or increasing stockholder dividends. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. While we are currently in compliance with these covenants and ratios and expect to remain so for the foreseeable future, we cannot provide any assurance of such continued compliance and any failure to remain in compliance could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs, or result in higher interest expense. See Notes 5 and 14 to the Consolidated Financial Statements for disclosure regarding a waiver of and amendments to these covenants.

To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of and/or leverage the return upon the properties being acquired by the joint venture or to build or acquire additional buildings, typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans. See Note 11 to the Consolidated Financial Statements for additional information on certain debt guarantees.

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

Management’s Analysis

We believe that funds from operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization or real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provides a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. See “Funds From Operations.”

RESULTS OF OPERATIONS

On January 1, 2002, we adopted SFAS No. 144. As described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2003 and 2004 or were held for sale at June 30, 2004. Accordingly, properties sold during 2003 and 2004 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended June 30, 2004

The following table sets forth information regarding our results of operations for the three months ended June 30, 2004 and 2003 ($ in millions):

	Three Months Ended June 30,		$ Change	% of Change
	2004	2003
Rental and other revenues	$118.5	$126.2	$(7.7)	(6.1)%
Operating expenses:
Rental property and other expenses	42.4	44.0	(1.6)	(3.6)
Depreciation and amortization	34.4	35.7	(1.3)	(3.6)
General and administrative	7.9	7.0	0.9	12.9

Total operating expenses	84.7	86.7	(2.0)	(2.3)

Interest expense:
Contractual	27.4	30.3	(2.9)	(9.6)
Amortization of deferred financing costs	0.9	0.9	—	—
Financing obligations	1.4	4.2	(2.8)	(66.7)

	29.7	35.4	(5.7)	(16.1)
Other income/expense:
Interest and other income	1.5	1.9	(0.4)	(21.1)
Loss on debt extinguishment	(12.5)	—	(12.5)	100.0

	(11.0)	1.9	(12.9)	(678.9)
(Loss)/income before disposition of property, co-venture expense, minority interest and equity in earnings of unconcolidated affiliates	(6.9)	6.0	(12.9)	(215.0)

Gains on disposition of property, net	14.4	1.6	12.8	800.0
Co-venture expense	—	(2.2)	2.2	(100.0)
Minority interest in the Operating Partnership	(0.1)	0.1	(0.2)	(200.0)
Equity in earnings of unconsolidated affiliates	1.5	1.4	0.1	7.1

Income from continuing operations	8.9	6.9	2.0	29.0
Discontinued operations:
(Loss)/income from discontinued operations, net of minority interest	—	0.9	(0.9)	(100.0)
(Loss)/gain on sale of discontinued operations, net of minority interest	(3.5)	0.9	(4.4)	(488.9)

	(3.5)	1.8	(5.3)	(294.4)

Net income	5.4	8.7	(3.3)	(37.9)
Dividends on preferred shares	(7.7)	(7.7)	—	—

Net (loss attributable to)/income available for common stockholders	$(2.3)	$1.0	$(3.3)	(330.0)%

Rental and Other Revenues

        The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which negatively impacted rental and other revenues by approximately $5.2 million; a slight decrease in average occupancy rates in our Wholly Owned Properties from 83.1% for the three months ended June 30, 2003 to 82.8% for the three months ended June 30, 2004; a decrease of approximately $0.5 million in lease termination fees received in the three months ended June 30, 2004; a decrease of approximately $0.7 million in recovery income from certain operating expenses in the three months ended June 30, 2004; and a decrease in straight-line rental income as a result of a $0.8 million reserve established in June 2004 related to the bankruptcy of US Airways.

During the three months ended June 30, 2004, 250 second generation leases representing 2.2 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was 0.2% higher than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which positively impacted rental operating expenses by approximately $1.3 million offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Rental and other operating expenses as a percentage of rental and other revenues increased from 34.9% for the three months ended June 30, 2003 to 35.8% for the three months ended June 30, 2004. The increase was a result of decreases in rental and other operating expenses as described above offset by a larger proportional decrease in rental and other revenues as describe above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties sold in 2003 and 2004 which were not included in discontinued operations, which positively impacted depreciation and amortization by approximately $1.3 million; a decrease of approximately $1.5 million in leasing commissions and tenant improvement amortization; and a decrease of approximately $0.6 million in leasing commissions and tenant improvement write-offs in the three months ended June 30, 2004.

The increase in general and administrative expenses primarily relates to $1.4 million recognized in connection with a retirement package for our Chief Executive Officer, as described in Note 13 to the Consolidated Financial Statements and the following: (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements, (2) higher long-term incentive compensation costs, (3) a decrease in general and administrative expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs. These increases were partly offset by a decrease in compensation expense in 2004 related to dividend equivalent rights attached to option shares granted to certain executive officers in 1997. The Company accounts for the option shares using variable accounting as provided by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”.

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

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average interest rates on outstanding debt from 6.72% in the three months ended June 30, 2003 to 6.35% in the three months ended June 30, 2004, primarily due to a debt refinancing completed in December 2003 and a decrease in average borrowings from $1.9 billion in the three months ended June 30, 2003 to $1.7 billion in the three months ended June 30, 2004. These decreases were

33

partly offset by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs and a decrease in compensation recognized in 2004 related to certain deferred compensation programs.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation. (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

Total interest expense is expected to decline in the remainder of 2004 primarily due to (1) the December 2003 refinancing of certain long-term debt with new borrowings that have lower interest rates, and (2) the June 2004 refinancing of the Put Option Notes with borrowings on the Company’s Revolving Loan which currently has lower floating rate interest. Certain of these transactions are discussed in the footnotes to the Consolidated Financial Statements. This decline may be slightly offset by any increases in average debt balances resulting from acquisitions or other activities.

Other Income/Expense

The increase in interest and other income is primarily related to the interest received during the three months ended June 30, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003, and higher interest rates earned on cash reserves.

The increase in loss on debt extinguishment was related to the $12.5 million loss recorded in 2004 related to the retirement of the Put Option Notes as described in Note 5 to the Consolidated Financial Statements.

Gains on Disposition of Property; Co-Venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

In the three months ended June 30, 2004, gain on disposition of properties was comprised of a $16.2 million net gain related primarily to the disposition of approximately 1.3 million square feet of office properties contributed to the HIW-KC Orlando, LLC in June 2004, as discussed in Note 2 to the Consolidated Financial Statements. Offsetting this gain was a $1.8 million impairment loss on 27.0 acres of land, which is discussed further in Note 4 to the Consolidated Financial Statements. In the three months ended June 30, 2003, gain on disposition of properties was comprised of a $0.2 million net gain related primarily to the disposition of a nominal amount of square feet of office properties that did not meet certain conditions to be classified as discontinued operations and a $1.1 million gain on the disposition of 4.0 acres of land, as discussed in Note 6 to the Consolidated Financial Statements.

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003. The decrease in co-venture expense is due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date.

Minority interest in the continuing operations of the Operating Partnership, after preferred partnership unit distributions, decreased from $0.1 million in the three months ended June 30, 2003 to $(0.1) million in the three months ended June 30, 2004 due to a corresponding decrease in the Operating Partnership’s income from continuing operations.

Discontinued Operations

In accordance with SFAS No. 144, we classified net loss of $3.5 million, net of minority interest, as discontinued operations for the three months ended June 30, 2004. For the three months ended June 30, 2003, we classified net income of $1.8 million, net of minority interest, as discontinued operations. These amounts pertained to 1.2 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2004 and 2003 and 0.2 million square feet of property and 88 apartment units held for sale at June 30, 2004. These amounts include (losses)/gains on the sale of these properties, net of impairment charges related to discontinued operations, of $(3.5) million and $0.9 million, net of minority interest, in the three months ended June 30, 2004 and 2003, respectively.

Preferred Stock Dividends

We recorded $7.7 million in preferred stock dividends in each of the three months ended June 30, 2004 and 2003.

Net Income

We recorded net income in the three months ended June 30, 2004 of $5.4 million, which was a 37.9% decrease from net income of $8.7 million in the three months ended June 30, 2003. The decrease was primarily due to the disposition of certain properties in 2004 and 2003, a decrease in average occupancy rates from 2003 to 2004, increases in general and administrative costs and loss on early extinguishment of debt as described above. These amounts were offset by lower rental property expenses, depreciation and amortization expense, interest expense and co-venture expense and an increase in gains on disposition of property as described above. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements) which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 14 to the Consolidated Financial Statements.

Six Months Ended June 30, 2004

The following table sets forth information regarding our results of operations for the six months ended June 30, 2004 and 2003 ($ in millions):

	Six Months Ended June 30,		$ Change	% of Change
	2004	2003
Rental and other revenues	$238.7	$253.1	$(14.4)	(5.7)%
Operating expenses:
Rental property and other expenses	86.6	87.1	(0.5)	(0.6)
Depreciation and amortization	70.2	71.9	(1.7)	(2.4)
General and administrative	18.5	11.6	6.9	59.5

Total operating expenses	175.3	170.6	4.7	2.8

Interest expense:
Contractual	54.6	60.5	(5.9)	(9.8)
Amortization of deferred financing costs	2.1	1.8	0.3	16.7
Financing obligations	6.1	9.0	(2.9)	(32.2)

	62.8	71.3	(8.5)	(11.9)
Other income/expense:
Interest and other income	3.2	3.1	0.1	3.2
Loss on debt extinguishment	(12.5)	(14.7)	2.2	(15.0)

	(9.3)	(11.6)	2.3	(19.8)
Loss before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	(8.7)	(0.4)	(8.3)	2,075.0

Gains on disposition of property, net	15.5	2.4	13.1	545.8
Co-venture expense	—	(4.2)	4.2	(100.0)
Minority interest in the Operating Partnership	0.5	1.7	(1.2)	(70.6)
Equity in earnings of unconsolidated affiliates	2.9	2.5	0.4	16.0

Income from continuing operations	10.2	2.0	8.2	410.0
Discontinued operations:
Income from discontinued operations, net of minority interest	0.1	1.7	(1.6)	(94.1)
Gain on sale of discontinued operations, net of minority interest	—	0.9	(0.9)	(100.0)

	0.1	2.6	(2.5)	(96.2)

Net income	10.3	4.6	5.7	123.9
Dividends on preferred shares	(15.4)	(15.4)	—	—

Net loss attributable to common stockholders	$(5.1)	$(10.8)	$5.7	(52.8)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which negatively impacted rental revenues by approximately $10.5 million; a slight decrease in average occupancy rates in our Wholly Owned Properties from 82.5% for the six months ended June 30, 2003 to 82.2% for the six months ended June 30, 2004; a decrease of approximately $0.5 million in lease termination fees received in the six months ended June 30, 2004; a decrease of approximately $2.0 million in recovery income from certain operating expenses in the six months ended June 30, 2004; and a decrease in straight-line rental income as a result of a $0.8 million reserve established in June 2004 related to the bankruptcy of US Airways.

During the six months ended June 30, 2004, 501 second generation leases representing 4.1 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was only 0.3 % lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which positively impacted rental operating expenses by approximately $2.7 million, offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Rental and other operating expenses as a percentage of rental and other revenues increased from 34.4% for the six months ended June 30, 2003 to 36.3% for the six months ended June 30, 2004. The increase was a result of decreases in rental and other operating expenses as described above offset by a larger proportional decrease in rental and other revenues as describe above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties sold in 2003 and 2004 which were not included in discontinued operations, which positively impacted depreciation and amortization by approximately $1.0 million; a decrease in leasing commissions and tenant improvement amortization; and a decrease in leasing commissions and tenant improvement write-offs in the six months ended June 30, 2004.

The increase in general and administrative expenses primarily relates to $4.6 million recognized in connection with a retirement package for our Chief Executive Officer, as described in Note 13 to the Consolidated Financial Statements and the following: (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements, (2) higher long-term incentive compensation costs, (3) a decrease in general and administrative expenses in 2003 from settlement of a litigation matter, and (4) higher salary, fringe benefit and employee relocation costs. These increases were partly offset by a decrease in compensation expense in 2004 related to dividend equivalent rights attached to option shares granted to certain executive officers in 1997. The Company accounts for the option shares using variable accounting as provided by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”.

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

Interest Expense

The decrease in contractual interest expense was primarily due to a decrease in average interest rates on outstanding debt from 6.7% in the six months ended June 30, 2003 to 6.3% in the six months ended June 30, 2004, primarily due to a debt refinancing completed in December 2003 and a decrease in average borrowings from $1.8 billion in the six months ended June 30, 2003 to $1.7 billion in the six months ended June 30, 2004. These decreases were partly offset by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs.

The decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation. (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

Total interest expense is expected to decline in the remainder of 2004 primarily due to (1) the December 2003 refinancing of certain long-term debt with new borrowings that have lower interest rates, and (2) the June 2004 refinancing of the Put Option Notes with borrowings on the Company’s Revolving Loan which currently has lower floating rate interest. Certain of these transactions are discussed in the footnotes to the Consolidated Financial Statements. This decline may be slightly offset by any increases in average debt balances resulting from acquisitions or other activities.

Other Income/Expense

The increase in interest and other income is primarily related to the interest received during the six months ended June 30, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003 and higher interest rates earned on cash reserves.

In the six months ended June 30, 2004, a $12.5 million loss was recorded related to the retirement of the Put Option Notes described in Note 5 to the Consolidated Financial Statements. In the six months ended June 30, 2003, a $14.7 million loss was recorded related to retirement of the MOPPRS debt as described in Note 5 to the Consolidated Financial Statements.

Gains on Disposition of Property; Co-Venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

In the six months ended June 30, 2004, gain on disposition of properties was comprised of a $16.2 million net gain related primarily to the disposition of approximately 1.3 million square feet of office properties contributed to the HIW-KC Orlando, LLC in June 2004, as discussed in Note 2 to the Consolidated Financial Statements. Offsetting this gain was a $1.8 million impairment loss on 27.0 acres of land, which is discussed further in Note 4 to the Consolidated Financial Statements. In the six months ended June 30, 2003, gain on disposition of properties was comprised of a $0.2 million net gain related primarily to the disposition of a nominal amount of square feet of office properties that did not meet certain conditions to be classified as discontinued operations and a $1.1 million gain on the disposition of 4.0 acres of land, as discussed in Note 6 to the Consolidated Financial Statements.

Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003.

Minority interest in the continuing operations of the Operating Partnership, after preferred partnership unit distributions, decreased from $1.7 million in the six months ended June 30, 2003 to $0.5 million in the six months ended June 30, 2004 due to a corresponding decrease in the Operating Partnership’s income from continuing operations.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.1 million and $2.6 million, net of minority interest, as discontinued operations for the six months ended June 30, 2004 and 2003, respectively. These amounts pertained to 1.2 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2004 and 2003 and 0.2 million square feet of property and 88 apartment units held for sale at June 30, 2004. These amounts include (losses)/gains on the sale of these properties, net of impairment charges related to discontinued operations, of $0.0 million and $0.9 million, net of minority interest, in the six months ended June 30, 2004 and 2003, respectively.

Preferred Stock Dividends

We recorded $15.4 million in preferred stock dividends in each of the six months ended June 30, 2004 and 2003.

Net Income

We recorded net income in the six months ended June 30, 2004 of $10.3 million, which was a 123.9% increase from net income of $4.6 million in the six months ended June 30, 2003. The increase is primarily due to lower rental property expenses, depreciation and amortization expense, interest expense and co-venture expense and an increase in gains on disposition of property. These increases were partly offset by decreases due to disposition of certain properties in 2004 and 2003, a decrease in average occupancy rates from 2003 to 2004, increases in general and administrative costs and loss on early extinguishment of debt as described above. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements) which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows from the first six months of 2003 to the first six months of 2004 ($ in thousands):

	Six Months Ended June 30,
	2004	2003	Change
Cash Provided By Operating Activities	$75,776	$78,458	$(2,682)
Cash Provided By/(Used In) Investing Activities	26,195	(18,536)	44,731
Cash Used In Financing Activities	(111,850)	(58,248)	(53,602)

Total Cash Flows	$(9,879)	$1,674	$(11,553)

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

The decrease of $2.7 million in cash provided by operating activities was primarily a result of lower net income due to the disposition of certain properties in 2004 and 2003, a decrease in average occupancy rates for our wholly-owned portfolio and an increase in general and administrative expenses. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The increase of $44.7 million in cash used in investing activities was primarily a result of an increase in proceeds from disposition of real estate assets of approximately $54.1 million, partly offset by an increase of $6.0 million in additions to real estate assets and an increase of $3.5 million in contributions to unconsolidated affiliates.

Cash used in financing activities was $111.9 million for the six months ended June 30, 2004 and cash used in financing activities was $58.2 million for the six months ended June 30, 2003. The increase of $53.6 million was primarily a result of an increase in $84.3 in net repayments on the unsecured Revolving Loan, mortgages and notes payable and financing obligations. This increase in cash used in financing activities was offset by a decrease of $10.0 million in distributions paid on Common Stock and Common Units and a $16.6 million decrease in the repurchase of Common Stock and Common Units in 2004.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At June 30, 2004, we had 0.4 million square feet of properties, 88 apartment units and 145.4 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $65.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the remainder of 2004.

However, we can provide no assurance that all these transactions will be consummated. As of September 30, 2004, we have closed on some of these transactions consisting of 0.1 million square feet of properties and 55.8 acres of land.

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

Capitalization

The following table sets forth our capitalization as of June 30, 2004 and December 31, 2003 (in thousands, except per share amounts):

	June 30, 2004	December 31, 2003
Mortgages and notes payable, at recorded book value	$1,603,485	$1,717,765
Financing obligations	$63,345	$124,063
Preferred stock, at redemption value	$377,445	$377,445

Common Stock and Units outstanding	59,862	59,677

Per share stock price at period end	$23.50	$25.40
Market value of common equity	1,406,757	1,515,795

Total market capitalization with debt	$3,451,032	$3,735,068

Based on our total market capitalization of approximately $3.4 billion at June 30, 2004 (at the June 30, 2004 per share stock price of $23.50 and assuming the redemption for shares of Common Stock of the 6.1 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented approximately 46.5% of our total market capitalization.

Mortgages and notes payable at June 30, 2004 was comprised of $0.8 billion of secured indebtedness with a weighted average interest rate of 6.9% and $0.8 billion of unsecured indebtedness with a weighted average interest rate of 5.4%. As of June 30, 2004, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at June 30, 2004 (in thousands):

	Payments Due By Period
	Total	Through Remainder of 2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Notes	$460,000	$—	$—	$110,000	$-	$100,000	$250,000
Secured:
Mortgage Loans Payable (2)	771,540	6,562	81,447	17,213	81,626	14,343	570,349

Total Fixed Rate Debt	1,231,540	6,562	81,447	127,213	81,626	114,343	820,349

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	197,000	—	—	197,000	—	—	—
Secured:
Mortgage Loans Payable (2)	54,945	144	289	51,344	3,168	—	—

Total Variable Rate Debt	371,945	144	120,289	248,344	3,168	—	—

Total Long-Term Debt	1,603,485	6,706	201,736	375,557	84,794	114,343	820,349

Operating Lease Obligations:
Land Leases	47,762	635	1,272	1,213	1,191	1,195	42,256
Purchase Obligations:
Completion Contracts (3)	7,833	7,823	10	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet:
Plaza Colonade Debt Repayment Guarantee (3)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (3)	376	—	—	376	—	—	—
Highwoods DLF 97/26 DLF 99/32, LP Lease Guarantee (3)	855	—	—	—	—	855	—
HIW-KC Orlando, LLC Lease Guarantee (3)	4,730	34	83	92	97	97	4,327
RRHWoods, LLC and Dallas County Partners Lease Guarantee (3)	1,290	—	—	—	—	—	1,290
Capital One Lease Guarantee (4)	2,966	1,564	—	334	369	378	321
Industrial Portfolio Lease Guarantee (4)	2,089	592	991	506	—	—	—
Eastshore Financing Obligation (5)	28,880	—	—	28,880	—	—	—
SF-HIW Harborview Financing Obligation (5)	13,832	—	—	—	—	—	13,832
Tax Increment Financing Obligation (6)	20,633	687	775	863	913	976	16,419
DLF Note Payable (7)	3,191	98	216	250	286	325	2,016

Total	$1,740,390	$18,139	$205,083	$410,539	$87,650	$118,169	$900,810

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.
(2)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion at June 30, 2004.
(3)	See Note 11 to the Consolidated Financial Statements for further discussion.
(4)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 11 to the Consolidated Financial Statements.
(5)	These liabilities represent our financing obligation to either our partner in the respective joint venture or the third party buyer as a result of accounting for these transactions as financing arrangements. See Note 3 to the Consolidated Financial Statements.

(6)	In connection with Tax Increment Financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a Financing Obligation in the balance sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.
(7)	Represents a fixed obligation which we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture.

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

In late June 2004, we repaid $51.0 million of the increased borrowing under our Revolving Loan with proceeds from the sale of a 60.0% interest in five office buildings in Orlando, Florida and from the sale of a building at Highwoods Preserve in Tampa, Florida. See Notes 2 and 4 to the Consolidated Financial Statements for further details of these asset sales.

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

If we fail to comply with these financial ratios and other covenants, we would likely not be able to borrow any further amounts under the Revolving Loan, which could adversely affect our ability to fund our operations, and our lenders could accelerate any debt outstanding under our Revolving Loan, bank tern loans or our indenture. If our debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flows and ability to make distributions to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that could restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

The following table sets forth more detailed information about our ratio and covenant compliance under the Revolving Loan and the bank term loans, which have identical covenants, assuming the new Revolving Loan had been in effect at June 30, 2004. If we fail to satisfy any of the covenants detailed in the table below (including the covenants regarding non-GAAP financial measures such as EBITDA, Cash Available for Distributions (“CAD”) and adjusted NOI) after the expiration of certain cure periods, the lenders under our Revolving Loan, our bank term loans and/or the construction loan in Kansas City for Colonnade could accelerate amounts outstanding there under, which aggregated $341.9 million at June 30, 2004. Certain of these definitions may differ from similar terms used in the accompanying Consolidated Financial Statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our Revolving Loan, including definitions of certain relevant terms, see the credit agreement governing our Revolving Loan which is attached as Exhibit 10.14.

	June 30, 2004
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.0%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.18
Secured Debt Less Than or Equal to 35% of Total Assets	27.9%
Adjusted EBITDA Greater Than 2.05 times Interest Expense	2.11
Adjusted EBITDA Greater Than 1.50 times Fixed Charges	1.54
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.48
Tangible Net Worth Greater Than $1.577 Billion	$1.59	billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	66.5%

In June 2004, the Company amended its Revolving Loan and two bank term loans. The changes excluded the $12.3 million charge taken related to the refinancing of the Put Option Notes from the calculations used to compute financial covenants.

In August 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing or profit sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the anticipated settlement of a claim against WorldCom - see Note 14 to the Consolidated Financial Statements.

In early October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003.

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

In addition to the requirements discussed above, our short-term (through the end of 2004) liquidity requirements also include the funding of approximately $9.4 million of our existing development activity (as of the date of this filing) and first generation tenant improvements and lease commissions on properties placed in-service that are not fully leased. We expect to fund our short-term liquidity requirements through a combination of working capital, cash flows from operations and some or all of the following:

•	borrowings under our unsecured Revolving Loan (which has up to $77.8 million of availability as of November 18, 2004);

•	the selective disposition of non-core assets or other assets;

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which will have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt (at November 18, 2004, we had approximately $2.2 billion of unencumbered real estate assets at cost) ; and

•	the issuance of new unsecured debt.

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

We anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings and other sources, will be adequate to meet our capital and liquidity needs in both the short and long-term. However, if these sources of funds are insufficient or unavailable, our ability to pay dividends to stockholders and satisfy other cash payments may be adversely affected.

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

Off Balance Sheet Arrangements

The Company has several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and retain the management income relating to the properties in the joint venture. For financial reporting purposes, the sales of assets we sold to one of our joint ventures is accounted for as a financing arrangement.

At June 30, 2004, our unconsolidated joint ventures had $830.3 million of total assets and $578.4 million of total liabilities. Our weighted average equity interest based on total assets of these unconsolidated joint ventures was 40.4%. During the six months ended June 30, 2004, these unconsolidated joint ventures earned $6.6 million of total net income of which our share was $2.8 million. For additional discussion of our unconsolidated joint ventures, see Note 2 in the Consolidated Financial Statements.

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

As of June 30, 2004, our unconsolidated joint ventures had $557.6 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at June 30, 2004 ($ in thousands):

	Percent Owned	Total		Remainder of 2004	2005	2006	2007	2008	Thereafter
Board of Trade Investment Company	49.00%	$658		$93	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	41,225		514	1,106	4,487	13,405	5,842	15,871
Dallas County Partners II (1)	50.00%	21,859		636	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,379		561	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	69,923		209	468	500	4,313	459	63,974
4600 Madison Associates, LP	12.50%	16,371		361	762	815	873	935	12,625
Highwoods DLF 98/29, LP	22.81%	66,732		526	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	58,677		364	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	39,750		308	643	682	722	766	36,629
Concourse Center Associates, LLC	50.00%	9,608		89	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	43,633		—	—	—	43,633	—	—
Highwoods KC Glenridge, LLC	40.00%	16,750		—	—	250	—	136	16,364
HIW-KC Orlando, LLC	40.00%	143,000		—	—	—	1,020	2,540	139,440

Total		$557,565	(2)	$3,661	$7,790	$11,932	$69,500	$21,498	$443,184

(1)	Des Moines joint ventures.
(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint ventures, we guaranteed certain debt, and the maximum potential amount of future payments we could be required to make under the guarantees is $25.1 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which currently averages 1.08% and mature in 2015. Guarantees of $9.5 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of June 30, 2004, these buildings were 93.2% and 75.0% leased, respectively. The remaining $7.0 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at June 30, 2004 is 89.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

In connection with the RRHWoods, LLC joint venture, we renewed our guarantee of $6.2 million to a bank in July 2003; this guarantee expires in September 2015 and may be renewed by us. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. We would be required to perform under the guarantee should the joint venture be unable to repay the bonds. We have recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of our proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing.

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our Consolidated Balance Sheet at June 30, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library for 99 years, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, our exposure is reduced. The maximum potential amount of future payments by us under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should we be required to perform under the guarantee.

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

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, we recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regards to this guarantee as of June 30, 2004 is $1.1 million. No recourse provisions exist to enable us to recover the amounts paid to the joint venture under this lease guarantee arrangement.

On February 20, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LLC, which on February 26, 2004, acquired from a third-party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. As of June 30, 2004, the buildings were 91.0% leased. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million 10-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down our $250.0 million revolving loan (the “Revolving Loan”) and $13.6 million was used to pay down another of our loans. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, we agreed to guarantee re-tenanting costs for approximately 11.0% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of the gain recognized by the same amount. We believe our estimate related to the re-tenanting costs guarantee is accurate. However, if our assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the related gain on sale was included in continuing operations in June 2004.

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

Financing Arrangements

The following summarizes sales transactions that are accounted for as financing arrangements under paragraphs 25 through 29 under SFAS No. 66 at June 30, 2004.

- SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. We also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.2 million at June 30, 2004. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover normal costs of a sale transaction.

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Consequently, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our books. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.8 million at June 30, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligations. We continue to depreciate the property and record all of the depreciation on our books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.05 million and $0.2 million was expensed during the six months ended June 30, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore Transaction

On November 26, 2002, we sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing (the “Eastshore” transaction). Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $14.5 million as of June 30, 2004. In June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

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

-MG-HIW, LLC

As previously disclosed, on March 2, 2004, we exercised our option and acquired our partner’s 80.0% interest in the Orlando City Group of MG-HIW, LLC. At the closing of the transaction, we paid our partner, Miller Global, $62.5 million and a $7.5 million letter of credit delivered to the seller in connection with the option was cancelled. The initial contribution of these assets was accounted for as a financing arrangement and continued to be so treated through March 1, 2004. The financing obligation was eliminated on March 2, 2004. Since the financing obligation was adjusted each period for a 20.0% leveraged internal rate of return guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation.

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

The following table sets forth information regarding our interest rate hedge contracts as of June 30, 2004 ($ in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$125

					$125

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the second quarter of 2004, only a nominal amount was received from counter parties under interest rate hedge contracts.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at June 30, 2004.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies and estimates made by management in the six months ended June 30, 2004. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2003 amended Annual Report on Form 10-K.

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

FFO and FFO per share for the three and six months ended June 30, 2004 and 2003 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Amount	Per Share Diluted	Amount	Per Share Diluted	Amount	Per Share Diluted	Amount	Per Share Diluted
Funds from operations:
Net income	$5,398		$8,682		$10,344		$4,593
Dividends to preferred shareholders	(7,713)		(7,713)		(15,426)		(15,426)

Net (loss)/income attributable to common shareholders	(2,315)	$(0.04)	969	$0.02	(5,082)	$(0.09)	(10,833)	$(0.20)
Add/(Deduct):
Depreciation and amortization of real estate assets	33,729	0.63	35,064	0.65	68,800	1.27	70,527	1.32
Gain on disposition of depreciable property (1)	(16,235)	(0.30)	(215)	—	(16,154)	(0.30)	(239)	—
Minority interest in the Operating Partnership in income from operations	166	—	(65)	—	(527)	(0.01)	(1,650)	(0.03)
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,001	0.04	1,908	0.04	3,980	0.07	3,751	0.07
Discontinued operations (2):
Depreciation and amortization of real estate assets	225	—	700	0.01	509	0.01	1,472	0.02
Gain on sale, net of minority interest in the Operating Partnership (1)	(399)	(0.01)	(894)	(0.02)	(3,835)	(0.07)	(1,013)	(0.02)
Minority interest in the Operating Partnership in income from discontinued operations	(2)	—	107	—	22	—	223	—

Funds from operations before amounts allocable to minority interest in the Operating Partnership	17,170	0.32	37,574	0.70	47,713	0.88	62,238	1.16
Minority interest in the Operating Partnership in funds from operations	(1,793)	(0.03)	(4,250)	(0.08)	(5,008)	(0.09)	(7,139)	(0.13)

Funds from operations applicable to common shareholders	$15,377	$0.29	$33,324	$0.62	$42,705	$0.79	$55,099	$1.03

Dividend payout data:
Dividends paid per common share/common unit – diluted	$0.425		$0.425		$0.850		$1.010

As a % of funds from operations	146.6%		68.5%		107.5%		98.0%

Weighted average shares outstanding - diluted	53,875		53,401		54,006		53,479

Impairment adjustments included in funds from operations applicable to common shares	$(3,457)	$(0.06)	$—	$—	$(3,457)	$(0.06)	$(288)	$(0.01)

(1)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented.
(2)	For further discussion related to discontinued operations, see Note 9 to the Consolidated Financial Statements.

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

As of June 30, 2004, we had approximately $1.2 billion of fixed rate debt outstanding. The estimated aggregate fair value of this debt at June 30, 2004 was $1.3 billion. If interest rates increase by 100 basis points, the aggregate fair market value of fixed rate debt as of June 30, 2004 would decrease by approximately $34.5 million. If interest rates decrease by 100 basis points, the aggregate fair market value of fixed rate debt as of June 30, 2004 would increase by approximately $58.6 million.

As of June 30, 2004, we had approximately $351.9 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $3.5 million.

For a discussion of our interest rate hedge contracts in effect at June 30, 2004 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2004 would increase by approximately $0.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of June 30, 2004 would decrease by approximately $0.1 million.

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

The CEO and CFO evaluations of our disclosure controls and procedures and our internal control over financial reporting include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures over financial reporting are also evaluated on an ongoing basis through the following:

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

Based on our evaluation of disclosure controls and procedures, as of the date of the filing of this Quarterly Report, our CEO and CFO believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed in its financial reports has been made known to management, including the CEO and CFO, and other persons responsible for preparing such reports and is recorded, processed, summarized and reported.

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

In November 2004, we filed amended reports to restate our previously reported financial results as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003 included in our March 31, 2004 Quarterly Report on Form 10-Q and as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 included in our December 31, 2003 Annual Report on Form 10-K. Ernst & Young LLP has issued an unqualified opinion dated October 22, 2004 on our restated 2003, 2002 and 2001 Consolidated Financial Statements that are included in our 2003 amended Annual Report on Form 10-K.

In October 2004, Ernst & Young LLP advised our Audit Committee that they identified the following material weaknesses during their audits of the restated financial statements for 2003, 2002 and 2001: inadequate procedures for appropriately assessing and applying accounting principles to complex transactions; lack of adequate finance and accounting staff to appropriately identify and evaluate accounting for transactions; inadequate procedures to ensure critical information regarding a transaction is known by the persons accounting for such transaction; and lack of application of GAAP to transactions due to perceived immateriality of transactions.

Since late 2002, we have added several experienced staff to our Finance and Accounting Departments. These included an Assistant Controller (new position), a Director of Financial Standards and Compliance (new position), a Senior Director of Investor Relations (replacement) and a new Chief Financial Officer (replacement, as the former CFO assumed a new position within the Company). During 2003 and 2004 up to the filing date of this Quarterly Report, we have further improved our internal control over financial reporting by, among other things, expanding supervisory activities and monitoring techniques and strengthening our procedures designed to ensure that information relating to transactions directly or indirectly involving the Company and its subsidiaries is made known to persons responsible for preparing our financial statements. We have also implemented revised checklists and additional management oversight of our accounting staff to ensure appropriate assessment and application of GAAP to all transactions, particularly complex transactions such as sales of real estate with continuing involvement that are governed by SFAS No. 66.

Other than the foregoing, there have been no changes in our internal controls over financial reporting since June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2004, we held our Annual Meeting of Stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter		For	Against	Abstain
(A)	Election of Directors
	Edward J. Fritsch	45,884,974	—	369,803
	L. Glenn Orr, Jr.	45,911,189	—	343,588
	Lawrence S. Kaplan	45,561,912	—	692,865
	William E. Graham	45,906,953	—	347,824
(B)	Ratification of Auditors	45,456,468	713,626	84,682
(C)	Other Business	19,342,012	25,426,157	1,486,603

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
10.14	Second Amendment to Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties Inc., the Subsidiaries named therein and the Lenders named therein, dated as of June 10, 2004

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

On April 2, 2004, the Company filed a current report on Form 8-K reporting under Item 5 certain information regarding the pending retirement of the Company’s Chief Executive Officer.

On June 7, 2004, the Company filed a current report on Form 8-K reporting under Item 5 the Company’s refinancing of $100.0 million of Exercisable Put Option Securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS PROPERTIES, INC.

By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: December 13, 2004