Form 10-Q
period 2004-09-30
HIGHWOODS PROPERTIES INC
filed 2004-12-13
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Real estate assets, at cost:
Land and improvements	$402,475	$424,701
Buildings and tenant improvements	2,938,899	3,085,061
Development in process	14,431	7,485
Land held for development	189,214	189,841
Furniture, fixtures and equipment	22,140	21,818

	3,567,159	3,728,906
Less – accumulated depreciation	(584,348)	(539,700)

Net real estate assets	2,982,811	3,189,206
Property held for sale	69,011	101,002
Cash and cash equivalents	20,468	21,551
Restricted cash	4,927	4,602
Accounts receivable, net	14,896	18,176
Notes receivable	9,802	10,066
Accrued straight-line rents receivable	60,873	58,912
Investments in unconsolidated affiliates	78,709	62,417
Other assets:
Deferred leasing costs	108,986	102,661
Deferred financing costs	16,972	19,286
Prepaid expenses and other	12,174	10,443

	138,132	132,390
Less – accumulated amortization	(63,484)	(55,299)

Other assets, net	74,648	77,091

Total Assets	$3,316,145	$3,543,023

Liabilities and Stockholders’ Equity:
Mortgages and notes payable	$1,600,627	$1,717,765
Accounts payable, accrued expenses and other liabilities	113,617	101,608
Financing obligations	62,992	124,063

Total Liabilities	1,777,236	1,943,436
Minority interest in the Operating Partnership	119,775	127,776
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at September 30, 2004 and December 31, 2003	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 6,900,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	172,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), 400,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	100,000	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 53,713,181 shares issued and outstanding at September 30, 2004 and 53,474,403 at December 31, 2003, respectively	537	535
Additional paid-in capital	1,415,459	1,408,888
Distributions in excess of net earnings	(366,543)	(306,938)
Accumulated other comprehensive loss	(3,003)	(3,650)
Deferred compensation	(4,761)	(4,469)

Total Stockholders’ Equity	1,419,134	1,471,811

Total Liabilities and Stockholders’ Equity	$3,316,145	$3,543,023

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Income Statements

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental and other revenues	$114,260	$121,755	$351,088	$372,968

Operating expenses:
Rental property and other expenses	41,693	42,974	127,438	129,157
Depreciation and amortization	33,419	34,050	103,109	105,394
Impairment of assets held for use	500	—	500	—
General and administrative	10,089	6,750	28,625	18,382

Total operating expenses	85,701	83,774	259,672	252,933

Interest expense:
Contractual	25,636	29,955	80,222	90,407
Amortization of deferred financing costs	782	1,690	2,851	3,490
Financing obligations	1,378	4,478	7,497	13,516

	27,796	36,123	90,570	107,413
Other income/(expense):
Interest and other income	1,735	1,425	4,970	4,470
Settlement of bankruptcy claim	14,435	—	14,435	—
Loss on debt extinguishment	—	—	(12,457)	(14,653)
Gain on extinguishment of co-venture obligation	—	16,301	—	16,301

	16,170	17,726	6,948	6,118

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	16,933	19,584	7,794	18,740

Gains on disposition of property, net	2,308	5,556	17,783	7,970
Co-venture expense	—	(333)	—	(4,588)
Minority interest in the Operating Partnership	(1,491)	(1,965)	(914)	(261)
Equity in earnings of unconsolidated affiliates	2,631	1,081	5,464	3,607

Income from continuing operations	20,381	23,923	30,127	25,468
Discontinued operations:
Income from discontinued operations, net of minority interest	548	730	1,167	2,878
Gain on sale of discontinued operations, net of minority interest	630	7,431	609	8,331

	1,178	8,161	1,776	11,209

Net income	21,559	32,084	31,903	36,677
Dividends on preferred stock	(7,713)	(7,713)	(23,139)	(23,139)

Net income available for common stockholders	$13,846	$24,371	$8,764	$13,538

Net income per common share—basic:
Income from continuing operations	$0.24	$0.31	$0.13	$0.05
Income from discontinued operations	0.02	0.15	0.03	0.21

Net income	$0.26	$0.46	$0.16	$0.26

Weighted average common shares outstanding—basic	53,373	52,734	53,274	52,931

Net income per common share—diluted:
Income from continuing operations	$0.24	$0.31	$0.13	$0.04
Income from discontinued operations	0.02	0.15	0.03	0.21

Net income	$0.26	$0.46	$0.16	$0.25

Weighted average common shares outstanding—diluted	54,002	53,358	54,005	53,438

Dividends declared per common share	$0.425	$0.425	$1.275	$1.275

See accompanying notes to consolidated financial statements

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2004

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2003	53,474,403	$535	$104,945	$172,500	$100,000	$1,408,888	$(4,469)	$(3,650)	$(306,938)	$1,471,811
Issuance of Common Stock	70,253	1	—	—	—	1,438	—	—	—	1,439
Conversion of Common Units to Common Stock	54,308	—	—	—	—	1,404	—	—	—	1,404
Common Stock Dividends	—	—	—	—	—	—	—	—	(68,369)	(68,369)
Preferred Stock Dividends	—	—	—	—	—	—	—	—	(23,139)	(23,139)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(610)	—	—	—	(610)
Issuance of deferred compensation	114,217	1	—	—	—	3,083	(3,084)	—	—	—
Fair value of stock options issued	—	—	—	—	—	1,256	(1,256)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	4,048	—	—	4,048
Other comprehensive income	—	—	—	—	—	—	—	647	—	647
Net Income	—	—	—	—	—	—	—	—	31,903	31,903

Balance at September 30, 2004	53,713,181	$537	$104,945	$172,500	$100,000	$1,415,459	$(4,761)	$(3,003)	$(366,543)	$1,419,134

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Income from continuing operations	$30,127	$25,468
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	103,109	105,394
Amortization of deferred compensation	4,048	2,159
Amortization of deferred financing costs	2,851	3,490
Amortization of accumulated other comprehensive loss	582	1,360
Equity in earnings of unconsolidated affiliates	(5,464)	(3,607)
Loss on debt extinguishments	12,457	14,653
Gain on extinguishment of co-venture obligation	—	(16,301)
Gains on disposition of property, net	(17,783)	(7,970)
Impairment of assets held for use	500	—
Minority interest in the Operating Partnership	914	261
Discontinued operations	2,407	6,069
Changes in financing obligation	1,429	4,675
Changes in co-venture obligation	—	(987)
Changes in operating assets and liabilities	(5,841)	(1,768)

Net cash provided by operating activities	129,336	132,896

Investing activities:
Additions to real estate assets	(91,692)	(90,813)
Proceeds from disposition of real estate assets	106,220	142,547
Distributions from unconsolidated affiliates	7,232	5,367
Investments in notes receivable	966	2,572
Contributions to unconsolidated affiliates	(3,865)	—
Other investing activities	81	456

Net cash provided by investing activities	18,942	60,129

Financing activities:
Distributions paid on common stock and common units	(76,215)	(86,301)
Dividends paid on preferred stock	(23,139)	(23,139)
Net proceeds from the sale of common stock	1,439	619
Repurchase of common stock and common units	(483)	(19,072)
Borrowings on revolving loan	356,000	190,500
Repayment of revolving loan	(209,500)	(162,000)
Borrowings on mortgages and notes payable	143,000	20,000
Repayment of mortgages and notes payable	(263,638)	(70,770)
Payments on financing obligation	(62,500)	—
Payments on co-venture obligation	—	(26,223)
Settlement of interest rate swap agreement	—	3,866
Additions to deferred financing costs	(1,868)	(2,588)
Payments on debt extinguishments	(12,457)	(16,282)

Net cash used in financing activities	(149,361)	(191,390)

Net (decrease)/increase in cash and cash equivalents	(1,083)	1,635
Cash and cash equivalents at beginning of the period	21,551	15,796

Cash and cash equivalents at end of the period	$20,468	$17,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,694	$86,121

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows (Continued)

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2004	2003
Assets:
Net real estate assets	$(154,548)	$69,349
Restricted cash	—	—
Accounts receivable	—	—
Notes receivable	702	2,142
Accrued straight-line rents receivable	—	—
Investments in unconsolidated affiliates	14,300	(1,861)
Deferred financing costs	—	—
Prepaid expenses and other		3,842

	$(139,546)	$73,472

Liabilities:
Mortgages and notes payable	(143,000)	64,676
Accounts payable accrued expenses and other liabilities	3,454	8,796

	$(139,546)	$73,472

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Highwoods Properties, Inc. and its consolidated subsidiaries (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company’s wholly-owned assets include: 525 in-service office, industrial and retail properties; 1,200 acres of undeveloped land suitable for future development; and an additional four properties under development (the “Wholly Owned Properties”).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2004, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 89.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Holders of Common Units may redeem them for the cash value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the nine months ended September 30, 2004, the Company redeemed from limited partners (including certain officers and directors of the Company) 20,271 Common Units for $0.48 million in cash and converted 54,308 Common Units in exchange for Common Stock on a one-for-one basis. The Company’s weighted average ownership of Common Units during the nine months ended September 30, 2004 was 89.7%. The three series of Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s three Preferred Stock offerings in 1997 and 1998. The net proceeds raised from each of the three Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for preferred interests in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

Certain amounts originally reported in the September 30, 2003 and the amended December 31, 2003 financial statements have been reclassified to conform to the September 30, 2004 presentation and accounting for discontinued operations (see Note 9 for further discussion). These reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority interest in the Operating Partnership. Minority interest in the accompanying Consolidated Financial Statements relates to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of September 30, 2004, the minority interest in the Operating Partnership consisted of 6.1 million Common Units. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense recorded for the period. In addition, when a common unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased.

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

Following is the minority interest in the net income of the Operating Partnership (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Minority Interest in continuing operations	$(1,491)	$(1,965)	$(914)	$(261)
Amount related to income from discontinued operations	(63)	(90)	(135)	(367)
Amount related to gain on sale of discontinued operations	(73)	(928)	(73)	(1,041)

Total Minority Interest in net income of the Operating Partnership	$(1,627)	$(2,983)	$(1,122)	$(1,669)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. The Company has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which it uses the equity method of accounting are not included on the Company’s Consolidated Balance Sheet. As of September 30, 2004, one joint venture is accounted for as a financing arrangement pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” as described in Note 3 and accordingly, is not reflected in the table below.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

The following table sets forth information regarding the Company’s unconsolidated joint ventures as recorded on the joint ventures’ books for the nine months ended September 30, 2004 and 2003 (in thousands):

		Nine Months Ended September 30, 2004					Nine Months Ended September 30, 2003
	Percent Owned	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)	Revenue	Operating Expenses	Interest	Depr/ Amort	Net Income/ (Loss)
Income Statement Data:
Board of Trade Investment Company	49.00%	$1,904	$1,286	$40	$340	$238	$1,768	$1,191	$50	$304	$223
Dallas County Partners (1)	50.00%	8,908	4,270	2,021	1,407	1,210	7,954	4,135	2,079	1,415	325
Dallas County Partners II (1)	50.00%	4,788	2,115	1,686	561	426	4,579	1,914	1,775	617	273
Fountain Three (1)	50.00%	5,467	2,402	1,598	1,147	320	5,174	2,346	1,687	1,160	(19)
RRHWoods, LLC (1)	50.00%	10,489	5,848	1,961	2,536	144	10,918	5,551	1,979	2,545	843
Kessinger/Hunter, LLC	26.50%	4,825	3,591	—	522	712	4,513	3,536	—	540	437
4600 Madison Associates, LP	12.50%	3,936	1,673	853	1,328	82	4,122	1,597	888	1,331	306
Highwoods DLF 98/29, LP	22.81%	14,861	4,287	3,398	2,657	4,519	14,492	4,142	3,448	2,592	4,310
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	11,088	3,318	3,409	3,132	1,229	12,082	3,345	3,448	2,979	2,310
Highwoods-Markel Associates, LLC	50.00%	4,988	1,117	1,729	1,103	1,039	2,462	1,300	800	464	(102)
MG-HIW Peachtree Corners III, LLC (2)	50.00%	—	—	—	—	—	219	75	73	76	(5)
MG-HIW Metrowest I, LLC (3)	50.00%	—	5	—	—	(5)	—	26	—	—	(26)
MG-HIW Metrowest II, LLC (3)	50.00%	141	88	39	70	(56)	441	325	124	252	(260)
Concourse Center
Associates, LLC	50.00%	1,579	439	523	249	368	1,556	401	518	227	410
Plaza Colonnade, LLC	50.00%	27	3	—	17	7	10	2	—	3	5
Highwoods KC
Glenridge, LLC (4)	40.00%	1,999	879	332	374	414	—	—	—	—	—
HIW-KC Orlando, LLC (5)	40.00%	7,187	2,752	1,924	1,036	1,475	—	—	—	—	—

Total		$82,187	$34,073	$19,513	$16,479	$12,122	$70,290	$29,886	$16,869	$14,505	$9,030

(1)	Des Moines joint ventures.
(2)	As part of the MG-HIW, LLC acquisition on July 29, 2003, the Company was assigned Miller Global’s 50.0% equity interest in the single property encompassing 53,896 square feet owned by MG-HIW Peachtree Corners III, LLC. As a result, this entity became wholly owned as of July 29, 2003 and is consolidated as of that date.
(3)	On March 2, 2004, the Company exercised an option to acquire its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC. The Company paid its partner $3.2 million for such remaining interest and a $7.4 million construction loan was paid in full by the Company. The assets encompass 87,832 square feet of property and 7.0 acres of development land zoned for the development of 90,000 square feet of office space. This acquisition increased the Company’s ownership interest to 100.0% and these entities are consolidated as of March 2, 2004.
(4)	The Company and Kapital-Consult, a European investment firm, formed this joint venture partnership, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. As of September 30, 2004, the buildings were 91.0% leased. The Company contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Company is the manager and leasing agent for this property and will receive customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land that can accommodate 150,000 square feet of office space.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

(5)	On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by the Company. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to the Company’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. The Company retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down the Company’s $250.0 million revolving loan (the “Revolving Loan”) and $13.6 million was used to pay down other debt of the Company. In connection with this transaction, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee re-tenanting costs for approximately 11.0% of the joint venture’s total square footage. The Company recorded a $4.1 million liability with respect to such guarantee at the date of formation and reduced the total amount of the gain recognized by the same amount. At September 30, 2004, $2.6 million remains in other liabilities in connection with this guarantee. The Company believes its estimate related to the re-tenanting costs guarantee is accurate. However, if its assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and the Company recognized a $15.9 million gain in June 2004. Since the Company has an ongoing 40.0% financial interest in the joint venture and since the Company is engaged by the joint venture to provide management and leasing services for the joint venture, for which it receives customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and the related gain on sale was included in continuing operations in June 2004.

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

3. FINANCING ARRANGEMENTS

The following summarizes sales transactions that are accounted for as financing arrangements at September 30, 2004 under paragraphs 25 through 29 under SFAS No. 66.

SF-HIW Harborview, LP

On September 11, 2002, the Company contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The Company also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.1 million at September 30, 2004. Additionally, the Company’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover normal costs of a sale transaction.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FINANCING ARRANGEMENTS - Continued

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on the books of the Company. As a result, the Company has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.7 million at September 30, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. The Company continues to depreciate the property and record all of the depreciation on its books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.07 million and $0.3 million was expensed during the nine months ended September 30, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, the Company will record the transaction as a sale and recognize gain on sale.

Eastshore

On November 26, 2002, the Company sold three buildings located in Richmond, Virginia for a total purchase price of $28.5 million in cash, which was paid in full by the buyer at closing (the “Eastshore” transaction). Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $13.4 million as of September 30, 2004. In June 2004, the Company began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

These rent guarantees are a form of continuing involvement as prescribed by SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction. Accordingly, the assets and operations are included in these Consolidated Financial Statements, and a financing obligation of $28.5 million was initially recorded which represents the amount received from the buyer. The income from the operations of the properties, other than depreciation, is allocated 100.0% to the owner as interest expense on financing obligation. Payments made under the rent guarantees are charged to expense as incurred which totaled $0.04 million for the nine months ended September 30, 2004. This transaction will be recorded as a completed sale transaction in the future when the maximum exposure to loss under the guarantees is equal to or less than the related gain.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ASSET DISPOSITIONS

Gains on disposition of properties, net excluding gains or losses from discontinued operations, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gain/(loss) on disposition of land, net of impairment	$579	$1,067	$(100)	$3,439
Gain on disposition of depreciable properties	1,729	4,489	17,883	4,728
(Impairment) of depreciable properties	—	—	—	(197)

Total	$2,308	$5,556	$17,783	$7,970

Gains on disposition of properties, net of minority interest from discontinued operations, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gain on disposition of depreciable properties	$703	$8,359	$4,538	$9,500
(Impairment) of depreciable properties	—	—	(3,856)	(128)
Allocable minority interest	(73)	(928)	(73)	(1,041)

Total	$630	$7,431	$609	$8,331

On June 16, 2004, the Company sold a 177,000 square foot building (the network operations center) located in the Highwoods Preserve Office Park in Tampa, Florida. Highwoods Preserve is a 816,000 square foot office park that has not been occupied since WorldCom vacated the space as of December 31, 2002. Net proceeds from the sale were approximately $18.6 million. The asset had a net book value of approximately $22.4 million. The Company recognized an impairment loss of approximately $3.7 million in April 2004 when the planned sale met the criteria to be classified as held for sale. In connection with the sale of the network operations center, the buyer also agreed to purchase a 3.3 acre tract of development land located in the office park for approximately $1.4 million, which is subject to the Company securing certain development rights for the land from the local municipality. The net book value of the land is approximately $0.6 million and was classified as held for sale in accordance with SFAS No.144 in April 2004. This land sale is subject to customary closing conditions and no assurances can be provided that the disposition will occur. The remaining assets in the office park were classified as held for use as of September 30, 2004 and continue to be so classified in accordance with SFAS No. 144.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PUT OPTION NOTES REFINANCING AND REVOLVING LOAN

In 1997, the Operating Partnership sold $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”). The Put Option Notes bore an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes was required to be 6.39% plus the applicable spread determined as of June 10, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes on June 15, 2004 at 100.0% of the principal amount. The counter party exercised this option and acquired the Put Option Notes on June 15, 2004. On that same date, the Company exercised its option to acquire the Put Option Notes from the counter party for a purchase price equal to the sum of the present value of the remaining scheduled payments of principal and interest (assuming an interest rate of 6.39%) on the Put Option Notes, or $112.5 million. The difference between the $112.5 million and the $100.0 million was charged to loss on extinguishment of debt in the nine months ended September 30, 2004. The Company borrowed funds from its Revolving Loan to make the $112.5 million payment.

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

In August 2004, the Company further amended its Revolving Loan and two bank term loans. The changes excluded the effects of accounting for three sales transactions as financing and/or profit-sharing arrangements under SFAS No. 66 from the calculations used to compute financial covenants, adjusted one financial covenant and temporarily adjusted a second financial covenant until the earlier of December 31, 2004 or the period when the Company can record income from the anticipated settlement of a claim against WorldCom – see Note 13.

See Note 14 for further discussion of a waiver of certain financial covenants in October 2004 to the Company’s Revolving Loan and the two bank term loans.

6. RELATED PARTY TRANSACTIONS

The Company has previously reported that it has had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between the Company and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, the Company received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in the Company’s Consolidated Balance Sheet at December 31, 2003 and at September 30, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rates on all of the Company’s variable rate debt are currently adjusted at one to three month intervals, subject to settlements under interest rate hedge contracts. Net payments made to counter parties under interest rate hedge contracts were nominal in the nine months ended September 30, 2004 and were recorded as increases to interest expense.

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

During the year ended December 31, 2003, the Company entered into and subsequently terminated three interest rate swap agreements related to a ten-year fixed rate financing completed on December 1, 2003. These swap agreements were designated as cash flow hedges and the unamortized effective portion of the cumulative gain on these derivative instruments was $3.5 million at September 30, 2004 and is being reported as a component of AOCL in stockholders’ equity. This deferred gain is being recognized in net income as a reduction of interest expense in the same period or periods during which interest expense on the hedged fixed rate financing effects net income. The Company expects that approximately $0.3 million will be recognized in the next 12 months.

In 2003, the Company also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fix the one-month LIBOR rate on $20.0 million of floating rate debt at 1.59% from January 2, 2004 until May 31, 2005. These swap agreements are designated as cash flow hedges and the effective portion of the cumulative loss on these derivative instruments was $0.1 million at September 30, 2004. The Company expects that the portion of the cumulative loss recorded in AOCL at September 30, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.1 million.

At September 30, 2004, approximately $5.4 million of deferred financing costs from past cash flow hedging instruments remain in AOCL, including those described above. These costs are recognized as interest expense as the underlying debt is repaid and amounted to $0.2 million and $0.4 million during the quarters ended September 30, 2004 and 2003, respectively. The Company expects that the portion of the cumulative loss recorded in AOCL at September 30, 2004 associated with these derivative instruments, which will be recognized within the next 12 months, will be approximately $0.7 million.

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the results of certain stockholders’ equity changes not reflected in the Consolidated Income Statements. The components of other comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$21,559	$32,084	$31,903	$36,677
Other comprehensive income:
Unrealized derivative gains/(losses) on cashflow hedges	37	3,366	65	3,842
Amortization of hedging gains and losses included in other comprehensive income	175	463	582	1,360

Total other comprehensive income	212	3,829	647	5,202

Total comprehensive income	$21,771	$35,913	$32,550	$41,879

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

The net operating results and net carrying value of 1.3 million square feet of property, 122.8 acres of revenue-producing land and four apartment units sold during 2004 and 2003 and 0.5 million square feet of property and 88 apartment units held for sale at September 30, 2004 are shown in the following table. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144 and are classified as discontinued operations in the Company’s Consolidated Income Statements since the operations and cash flows have been or will be eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the operations after the disposal transaction (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$1,467	$3,184	$5,160	$11,253
Operating expenses:
Rental property and other expenses	736	1,399	2,768	4,229
Depreciation and amortization	126	836	1,105	2,824

Total operating expenses	862	2,235	3,873	7,053
Interest expense	—	143	—	1,000
Other income	6	14	15	45
Income before minority interest in the Operating Partnership and gain on sale of discontinued operations	611	820	1,302	3,245
Minority interest in discontinued operations	(63)	(90)	(135)	(367)

Income from discontinued operations, net of minority interest in the Operating Partnership	548	730	1,167	2,878
Gain on sale of discontinued operations	703	8,359	682	9,372
Minority interest in discontinued operations	(73)	(928)	(73)	(1,041)

Gain on sale/impairment of discontinued operations, net of minority interest in the Operating Partnership	630	7,431	609	8,331

Total discontinued operations	$1,178	$8,161	$1,776	$11,209

Carrying value of assets held for sale and assets sold during the period	$27,272	$76,046	$27,272	$76,046

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the nine months ended September 30, 2004, the Company determined that three properties held for sale, of which one has now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss of $3.5 million, net of minority interest, was recognized in the Consolidated Income Statement for the nine months ended September 30, 2004. For 2003, an impairment loss related to one office property whose carrying value was greater than its fair value less cost to sell, which has now been sold, was $0.1 million. This impairment loss is included in gain on sale of discontinued operations in the Consolidated Income Statement for the nine months ended September 30, 2003.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. For the nine months ended September 30, 2004, there was one property held for use with indicators of impairment where the carrying value exceeds the sum of estimated undiscounted future cash flows, therefore an impairment loss of $0.5 million related to held for use properties was recognized during the nine months ended September 30, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK –BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Company expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. General and administrative expenses for the nine months ended September 30, 2004 and 2003 include amortization related to the vesting of stock options granted subsequent to January 1, 2003 of $0.3 million and $0.04 million, respectively. The unamortized value of option grants since January 1, 2003 aggregates $0.7 million. See below for the amounts that would have been deducted from net income if the Company had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003 (amounts are net of minority interest):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	(in thousands, except per share amounts)
Net income attributable to common stockholders – as reported	$13,846		$24,371		$8,764		$13,538
Add: Stock option expense included in reported net income	322	(2)	429	(2)	715	(1)	707	(2)
Deduct: Total stock option expense determined under fair value recognition method for all awards (1)	(418	)(2)	(561	)(2)	(1,002	)(1)	(1,111	)(2)

Pro forma net income attributable to common stockholders	$13,750		$24,239		$8,477		$13,134

Basic net income per common share - as reported	$0.26		$0.46		$0.16		$0.26
Basic net income per common share - pro forma	$0.26		$0.46		$0.16		$0.25
Diluted net income per common share - as reported	$0.26		$0.46		$0.16		$0.25
Diluted net income per common share - pro forma	$0.25		$0.45		$0.16		$0.25

(1)	Amounts include the stock option expense recorded in the first and second quarters of 2004 for the accelerated vesting related to the retirement of the Company’s Chief Executive Officer in June 2004 as well as expense recorded for dividend equivalent rights.
(2)	Amounts include the effects of accounting for dividend equivalent rights.

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

Contracts

The Company has entered into contracts related to tenant improvements and the development of certain properties totaling $54.2 million as of September 30, 2004. The amounts remaining to be paid under these contracts as of September 30, 2004 totaled $27.0 million.

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of September 30, 2004:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
		(in thousands)
Des Moines Joint Ventures (1),(6)	Debt	$—	Various
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Construction loan and completion	$2,844	2/2006
Plaza Colonnade (2),(8)	Letter of credit	$—	12/2004
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
SF-HIW Harborview, LP (3),(5)	Purchase obligation	$13,725	9/2015
Eastshore (Capital One) (3),(9)	Rent (4)	$—	11/2007
Capital One (3),(10)	Rent (4)	$1,402	10/2009
Industrial (3),(11)	Rent (4)	$1,827	12/2006
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$1,290	6/2014
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$615	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing costs	$2,625	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at September 30, 2004 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements is $1.2 million as of September 30, 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could be required to make under the guarantees is $24.9 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2004 averaged 1.2% and mature in 2015. Guarantees of $9.4 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of September 30, 2004, these buildings were 87.5% and 75.0% leased, respectively. The remaining $6.9 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at September 30, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of their proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Balance Sheet.
(8)	With respect to the Plaza Colonnade, LLC joint venture, the Company has included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on its Consolidated Balance Sheet at September 30, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, the Company would be required, under the terms of the agreements, to repay its 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, the Company’s exposure is reduced. The maximum potential amount of future payments by the Company under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable the Company to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, the Company and their partner could obtain and liquidate the building to recover the amounts paid should the Company be required to perform under the guarantee.

In addition to the Plaza Colonnade, LLC construction loan and completion agreement described above, the partners collectively provided $12.0 million in letters of credit in December 2002, $6.0 million by the Company and $6.0 million by its partner. The Company and its partner would be held liable under the letter of credit agreements should the joint venture not complete construction of the building. The letters of credit expire on December 31, 2004. No recourse provisions exist that would enable the Company to recover from the other partner amounts drawn under the letter of credit. The building is nearing completion and the first tenant is expected to take occupancy in the fourth quarter of 2004.

(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (i.e., through November 2007). The maximum potential amount of future payments related to this guarantee the Company could be required to make as of September 30, 2004 is $13.4 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Company recognized $1.3 million of the deferred gain in 2003 and an additional $1.7 million during the nine months ended September 30, 2004. The Company’s remaining contingent liability of $1.4 million with respect to the guarantee is included in the deferred gain as of September 30, 2004.
(11)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The Company’s contingent liability with respect to such guarantee as of September 30, 2004 is $1.8 million. The total gain as a result of the transaction was $5.2 million. Because the terms of the notes require only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $5.2 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method is being used for this transaction. Accordingly, once sufficient principal amounts have been paid on the note receivable so that the note receivable balance is equal to the deferred gain, the gain will be recognized as additional payments are made on the notes.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, the Company recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regards to this guarantee as of September 30, 2004 is $1.1 million. No recourse provisions exist to enable the Company to recover the amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million 10-year loan from a bank. As an inducement to make the loan at 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and guaranteed $1.6 million, or $0.8 million each, with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of September 30, 2004, the Company recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $4.7 million as of September 30, 2004. The likelihood of the Company paying on its $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and should the Company have to pay, it would recover the $0.8 million from other joint venture assets.
(14)	As more fully described in Note 2, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee leasing costs for approximately 11.0% of the joint venture’s total square footage. The Company believes its estimate related to the leasing costs guarantee is accurate. However, if the Company’s assumptions prove to be incorrect, future losses may occur.

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

All operations are within the United States and at September 30, 2004, no tenant of the Company’s wholly owned properties, which includes in-service properties (excluding apartment units) to which the Company has title and 100.0% ownership rights, comprises more than 10.0% of the respective consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental and Other Revenues (1):
Office segment	$95,787	$102,154	$296,593	$312,839
Industrial segment	8,874	10,322	25,404	30,705
Retail segment	9,251	8,933	28,050	28,395
Apartment segment	348	346	1,041	1,029

Total Rental and Other Revenues	$114,260	$121,755	$351,088	$372,968

Net Operating Income (1):
Office segment	$59,104	$64,174	$184,299	$198,944
Industrial segment	6,894	8,327	19,672	24,621
Retail segment	6,433	6,142	19,277	19,819
Apartment segment	136	138	402	427

Total Net Operating Income	$72,567	$78,781	$223,650	$243,811
Reconciliation to income before disposition of property, co-venture expense, minority interest and equity of unconsolidated affiliates:
Depreciation and amortization	$(33,419)	$(34,050)	$(103,109)	$(105,394)
Interest expense	(27,796)	(36,123)	(90,570)	(107,413)
Impairment of assets held for use	(500)	—	(500)	—
General and administrative expense	(10,089)	(6,750)	(28,625)	(18,382)
Interest and other income	1,735	1,425	4,970	4,470
Settlement of bankruptcy claim	14,435	—	14,435	—
Loss on debt extinguishment	—	—	(12,457)	(14,653)
Gain on extinguishment of co-venture obligation	—	16,301	—	16,301

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	$16,933	$19,584	$7,794	$18,740

			September 30,
			2004	2003
Total Assets:
Office segment			$2,588,819	$2,834,726
Industrial segment			266,872	341,770
Retail segment			265,453	278,113
Apartment segment			14,349	14,119
Corporate and other			180,652	161,065

Total Assets			$3,316,145	$3,629,793

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. OTHER EVENTS

Retirement of Chief Executive Officer

As previously announced, the Company’s Chief Executive Officer retired June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump-sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. General and administrative expense for the nine months ended September 30, 2004 includes the total cost of $4.6 million for the retirement package.

WorldCom/MCI Settlement

On July 21, 2002, WorldCom filed a voluntary petition with the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, WorldCom rejected leases with the Company encompassing 819,653 square feet including the entire 816,000 square foot Highwoods Preserve office campus in Tampa, Florida. The Company submitted bankruptcy claims against WorldCom aggregating $21.2 million related to these rejected leases and other matters. WorldCom emerged from bankruptcy (now MCI, Inc.) on April 20, 2004. On August 27, 2004, the Company and various MCI subsidiaries and affiliates (the “MCI Entities”) executed a settlement agreement. The agreement provides that the MCI Entities will pay the Company approximately $8.6 million in cash and also transfer to it approximately 340,000 shares of new MCI, Inc. stock. The Company received the $8.6 million cash payment and the MCI, Inc. stock in September 2004. The Company sold the stock for net proceeds of approximately $5.8 million, and recorded the full settlement of approximately $14.4 million as Other Income in the third quarter of 2004.

14. SUBSEQUENT EVENTS

Mortgages and Notes Payable

In October 2004, the Company obtained a waiver from the lenders of the Company’s Revolving Loan and two bank term loans for certain covenant violations caused by the effects of the loss on debt extinguishment from the MOPPRS transaction in early 2003. The waiver did not change any economic terms of the loan, although the Company incurred certain loan costs that were capitalized and amortized over the remaining term of the loans.

Dispositions

In November 2004, the Company sold Highwoods Business Park in Charlotte, North Carolina for gross proceeds of $9.5 million. This park consists of nine buildings encompassing approximately 162,700 square feet that was, on average, 72.4% occupied. In addition, in October 2004, the Company sold 20.0 acres of non-core land in Kansas City for gross proceeds of $5.5 million.

On November 23, 2004, the Company sold a 165,000 square foot building located in Orlands, Florida with a net book value of approximately $9.7 million. Net proceeds from the sale were approximately $6.4 million. The building did not meet the criteria to be classified as held for the sale until November 2004 and as a result, the Company has recognized an impairment loss of approximately $3.3 million in November 2004.

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

Overview

We are a fully integrated, self-administered REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of September 30, 2004, we own or have an interest in 525 in-service office, industrial and retail properties encompassing approximately 41.4 million square feet. We also own 1,200 acres of development land which is suitable to develop approximately 13.9 million rentable square feet of office, industrial and retail space. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

Property Information

The following table sets forth certain information with respect to our Wholly Owned Properties and our development properties (excluding apartment units) as of September 30, 2004 and 2003:

	September 30, 2004		September 30, 2003
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	25,151,000	80.9%	25,710,000	79.4%
Industrial	7,992,000	88.4%	9,934,000	88.0%
Retail (2)	1,410,000	94.5%	1,527,000	96.3%

Total	34,553,000	83.2%	37,171,000	82.4%

Development:
Completed—Not Stabilized (3)
Office (1)	—	—	140,000	30.0%
Industrial	350,000	100.0%	60,000	50.0%

Total	350,000	100.0%	200,000	36.0%

In Process
Office (1)	333,000	100.0%	—	—
Industrial	—	—	350,000	100.0%

Total	333,000	100.0%	350,000	100.0%

Total:
Office (1)	25,484,000		25,850,000
Industrial	8,342,000		10,344,000
Retail (2)	1,410,000		1,527,000

Total	35,236,000		37,721,000

(1)	Substantially all of our Office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 418,000 square feet.
(3)	Not stabilized is generally defined as less than 95% occupied or a year from completion.

The following tables set forth scheduled lease expirations at our Wholly Owned Properties as of September 30, 2004, assuming no tenant exercises renewal options.

Office Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	(in thousands)
2004 (three months) (3)	630,576	3.1%	$11,157	$17.69	3.1%
2005	3,300,589	16.2	61,179	18.54	17.0
2006	3,294,361	16.2	61,417	18.64	17.1
2007	2,089,231	10.3	35,311	16.90	9.8
2008	3,182,194	15.6	51,953	16.33	14.5
2009	2,701,406	13.3	45,441	16.82	12.7
2010	1,532,968	7.5	30,856	20.13	8.6
2011	1,316,848	6.5	23,253	17.66	6.5
2012	690,449	3.4	13,402	19.41	3.7
2013	553,028	2.7	9,214	16.66	2.6
Thereafter	1,058,144	5.2	15,805	14.94	4.4

	20,349,794	100.0%	$358,988	$17.64	100.0%

Industrial Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	(in thousands)
2004 (three months) (4)	505,287	7.0%	$2,018	$3.99	6.0%
2005	1,839,198	25.6	8,134	4.42	24.1
2006	993,823	13.8	5,147	5.18	15.2
2007	1,891,322	26.4	8,706	4.60	25.7
2008	368,823	5.1	1,982	5.37	5.9
2009	620,951	8.6	3,489	5.62	10.3
2010	131,040	1.8	592	4.52	1.8
2011	152,742	2.1	724	4.74	2.1
2012	109,840	1.5	435	3.96	1.3
2013	102,384	1.4	613	5.99	1.8
Thereafter	485,779	6.7	1,948	4.01	5.8

	7,201,189	100.0%	$33,788	$4.69	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before September 30, 2004.
(2)	Annualized Rental Revenue is September 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 149,000 square feet of leases that are on a month to month basis or 0.7% of total annualized revenue.
(4)	Includes 165,000 square feet of leases that are on a month to month basis or 0.2% of total annualized revenue.

Retail Properties:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	(in thousands)
2004 (three months) (3)	25,582	1.9%	$495	$19.35	1.4%
2005	110,594	8.3	2,719	24.59	7.8
2006	92,283	6.9	2,345	25.41	6.8
2007	76,682	5.8	2,141	27.92	6.2
2008	131,003	9.8	3,705	28.28	10.7
2009	188,105	14.1	4,541	24.14	13.1
2010	71,076	5.3	2,298	32.33	6.6
2011	53,833	4.0	1,800	33.44	5.2
2012	136,044	10.2	3,614	26.56	10.4
2013	108,866	8.2	2,681	24.63	7.7
Thereafter	338,686	25.5	8,330	24.60	24.1

	1,332,754	100.0%	$34,669	$26.01	100.0%

Total:

Lease Expiring (1)	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	(in thousands)
2004 (three months) (4)	1,161,445	4.0%	$13,670	$11.77	3.2%
2005	5,250,381	18.3	72,032	13.72	16.9
2006	4,380,467	15.2	68,909	15.73	16.1
2007	4,057,235	14.0	46,158	11.38	10.8
2008	3,682,020	12.7	57,640	15.65	13.5
2009	3,510,462	12.2	53,471	15.23	12.5
2010	1,735,084	6.0	33,746	19.45	7.9
2011	1,523,423	5.3	25,777	16.92	6.0
2012	936,333	3.2	17,451	18.64	4.1
2013	764,278	2.6	12,508	16.37	2.9
Thereafter	1,882,609	6.5	26,083	13.85	6.1

	28,883,737	100.0%	$427,445	$14.80	100.0%

(1)	Includes effects of any early renewals exercised by tenants on or before September 30, 2004.
(2)	Annualized Rental Revenue is September 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.
(3)	Includes 19,000 square feet of leases that are on a month to month basis or 0.1% of total annualized revenue.
(4)	Includes 333,000 square feet of leases that are on a month to month basis or 1.0% of total annualized revenue.

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

The following summarizes the change in our Wholly Owned Properties:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Office, Industrial and Retail Properties
(rentable square feet in thousands)
Dispositions	(617)	(3,298)
Contributions to Joint Ventures	(1,270)	(291)
Developments Placed In-Service	141	191
Redevelopments	—	(221)
Acquisitions (including 1,319 from a joint venture in 2003 and 1,358 from two joint ventures in 2004)	1,358	1,429

Net Change of In-Service Wholly Owned Properties	(388)	(2,190)

Customer Information

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of September 30, 2004 ($ in thousands):

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue(1)	Average Remaining Lease Term in Years
	(in thousands)
Federal Government	1,084,079	$20,362	4.76%	6.4
AT&T	541,313	10,211	2.39	4.3
PricewaterhouseCoopers	297,795	7,313	1.71	5.6
State of Georgia	365,076	7,134	1.67	4.4
Sara Lee	1,195,383	4,682	1.10	2.9
IBM	194,934	4,105	0.96	1.4
Northern Telecom	246,000	3,651	0.85	3.4
Volvo	270,774	3,502	0.82	4.8
US Airways (2)	295,046	3,375	0.79	3.2
Lockton Companies	132,718	3,303	0.77	10.4
BB&T	229,459	3,234	0.76	6.9
T-Mobile USA	120,561	3,058	0.72	1.8
Bank of America	151,633	3,042	0.71	4.7
ITC Deltacom (3)	147,379	2,987	0.70	0.6
CHS Professional Services	162,374	2,896	0.68	2.3
Ford Motor Company	125,989	2,727	0.64	5.4
MCI	132,208	2,627	0.61	1.8
IKON	181,361	2,609	0.61	3.1
Hartford Insurance	116,010	2,508	0.59	2.1
Aspect Communications	116,692	2,328	0.54	2.2

Total	6,106,784	$95,654	22.38%	4.5

(1)	Annualized Rental Revenue is September 2004 rental revenue (base rent plus operating expense pass-throughs) multiplied by 12.

(2)	In August 2002, US Airways filed voluntary petitions for reorganization under Chapter 11 of the US Bankruptcy Code. US Airways emerged from Chapter 11 bankruptcy protection in March 2003. On September 12, 2004, US Airways again filed voluntary petitions for reorganization under Chapter 11. No action has been taken today with respect to the Company’s leases with US Airways.
(3)	ITC Deltacom (formerly Business Telecom) is located in a property that, as of September 30, 2004, is under contract for sale. Although no assurances can be made, the sale is expected to close in late 2004 or early 2005.

Results of Operations

During the nine months ended September 30, 2004, approximately 84.5% of our rental revenue was derived from our office properties. As a result, while we own and operate a limited number of industrial and retail properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since most of our office properties are located in Florida, Georgia and North Carolina, employment growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases are higher or lower than the rents under the previous leases. The average straight-lined rate per square foot on new leases signed during the nine months ended September 30, 2004 in our Wholly Owned Properties was 0.3% lower than the average rate per square foot on the expiring leases. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. Our average suburban office lease term, excluding renewal periods is 4.5 years. Leases that will expire during the last three months of 2004 and which have not been renewed as of September 30, 2004 approximate 1.2 million square feet of space. This square footage represents approximately 3.2% of our annualized revenue. As of September 30, 2004, based on our leasing efforts since December 31, 2003 and on other activity, such as early lease terminations, the occupancy rate for our Wholly Owned Properties improved to 83.2%. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

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

We also record income from our investments in unconsolidated affiliates, which are our joint ventures except for one joint venture, which is included in our Consolidated Financial Statements as a result of our continuing involvement with the properties – see Note 3 to the Consolidated Financial Statements. We record in “equity in earnings of unconsolidated affiliates” our proportionate share of the unconsolidated joint ventures’ net income or loss. During the first three quarters of 2004, income earned from our unconsolidated joint ventures aggregated $5.4 million which represented approximately 17.1% of our total net income.

Additionally, Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires us to record net income received from properties sold or held for sale separately as “income from discontinued operations.” As a result, we separately record revenues and expenses from these properties. During the nine months ended September 30, 2004, income, including gains and losses from the sale of properties, from discontinued operations accounted which represented approximately 5.6% of our total net income.

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

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income to our stockholders. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures, debt securities, guarantee obligations and stockholder dividends. To fund property acquisitions, development activity or building renovations, we incur debt from time to time. As of September 30, 2004, we had approximately $819.1 million of secured debt outstanding and $781.5 million of unsecured debt outstanding. Our debt consists of mortgage debt, unsecured debt securities and borrowings under our $250.0 million revolving loan (the “Revolving Loan”). As of November 18, 2004, we have $77.8 million of additional borrowing availability under our Revolving Loan and our short-term cash needs (for the remainder of 2004) include, among other things, the funding of $9.4 million in development activity and $205.1 million in principal payments due on our long-term debt.

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

RESULTS OF OPERATIONS

On January 1, 2002, we adopted SFAS No. 144. As described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2003 and 2004 or were held for sale at September 30, 2004. Accordingly, properties sold during 2003 and 2004 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended September 30, 2004

The following table sets forth information regarding our results of operations for the three months ended September 30, 2004 and 2003 (in millions):

	Three Months Ended September 30,		$ Change	% of Change
	2004	2003
Rental and other revenues	$114.3	$121.8	$(7.5)	(6.2)%
Operating expenses:
Rental property and other expenses	41.7	43.0	(1.3)	(3.0)
Depreciation and amortization	33.4	34.0	(0.6)	(1.8)
Impairment of assets held for use	0.5	—	0.5	100.0
General and administrative	10.1	6.8	3.3	48.5

Total operating expenses	85.7	83.8	1.9	2.3

Interest expense:
Contractual	25.6	30.0	(4.4)	(14.7)
Amortization of deferred financing costs	0.8	1.7	(0.9)	(52.9)
Financing obligations	1.4	4.4	(3.0)	(68.2)

	27.8	36.1	(8.3)	(23.0)

Other income/expense:
Interest and other income	1.7	1.4	0.3	21.4
Settlement of bankruptcy claim	14.4	—	14.4	100.0
Gain on extinguishment of co-venture obligation	—	16.3	(16.3)	(100.0)

	16.1	17.7	(1.6)	(9.0)

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconcolidated affiliates	16.9	19.6	(2.7)	(13.8)

Gains on disposition of property, net	2.3	5.5	(3.2)	(58.2)
Co-venture expense	—	(0.3)	0.3	(100.0)
Minority interest in the Operating Partnership	(1.5)	(2.0)	0.5	(25.0)
Equity in earnings of unconsolidated affiliates	2.6	1.1	1.5	136.4

Income from continuing operations	20.3	23.9	(3.6)	(15.1)
Discontinued operations:
Income from discontinued operations, net of minority interest	0.6	0.8	(0.2)	(25.0)
Gain on sale of discontinued operations, net of minority interest	0.6	7.4	(6.8)	(91.9)

	1.2	8.2	(7.0)	(85.4)

Net income	21.5	32.1	(10.6)	(33.0)
Dividends on preferred shares	(7.7)	(7.7)	—	—

Net income available for common stockholders	$13.8	$24.4	$(10.6)	(43.4)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which negatively impacted rental and other revenues by approximately $3.1 million; a slight decrease in average occupancy rates in our Wholly Owned Properties from 83.2% for the three months ended September 30, 2003 to 82.8% for the three months ended September 30, 2004; and a decrease of approximately $0.2 million in recovery income from certain operating expenses in the three months ended September 30, 2004.

During the three months ended September 30, 2004, 271 second generation leases representing 1.7 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was 1.0% lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which positively impacted rental operating expenses by approximately $0.6 million offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Rental and other operating expenses as a percentage of rental and other revenues increased from 35.3% for the three months ended September 30, 2003 to 36.5% for the three months ended September 30, 2004. The increase was a result of decreases in rental and other operating expenses as described above offset by a larger proportional decrease in rental and other revenues as describe above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties sold in 2003 and 2004 which were not included in discontinued operations, and a decrease in leasing commissions and tenant improvement amortization.

The increase in general and administrative expenses primarily relates to: (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements, (2) higher long-term incentive compensation costs, (3) higher salary, fringe benefit and employee relocation costs, and (4) increased costs related to a strategic transaction terminated in the third quarter of 2004.

In the remainder of 2004, general and administrative expenses are expected to increase compared to 2003 due to inflationary increases in compensation, benefits and other expenses related to the implementation of the Sarbanes-Oxley Act, professional fees and other costs related to consideration of a strategic transaction that were incurred largely in the third quarter 2004, and professional fees and other costs related to the restatement of the Company’s financial statements.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average interest rates on outstanding debt from 6.56% in the three months ended September 30, 2003 to 6.42% in the three months ended September 30, 2004, primarily due to a debt refinancing completed in December 2003 and a decrease in average borrowings from $1.8 billion in the three months ended September 30, 2003 to $1.6 billion in the three months ended September 30, 2004. These decreases were partly offset by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs.

The decrease in interest expense on financing obligation was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation. (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

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

Other Income/Expense

The increase in interest and other income is primarily related to the interest received during the three months ended September 30, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003, and higher interest rates earned on cash reserves.

In the three months ended September 30, 2004, we received net proceeds of $14.4 million as a result of the settlement of the bankruptcy of WorldCom. See Note 13 to our Consolidated Financial Statements for further discussion on this settlement.

In the three months ended September 30, 2004, we recorded a $16.3 gain on extinguishment of debt related to the settlement of the co-venture obligation, which relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003, at which time, we acquired our partner’s interest in the non-Orlando City Group properties.

Gains on Disposition of Property; Co-Venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

In the three months ended September 30, 2004, gain on disposition of properties was primarily comprised of a $1.6 million gain due to the partial recognition of a $4.4 million deferred gain related to the disposition of three office buildings in July 2003 and of a $0.6 million gain related to the disposition of 27.5 acres of land. In the three months ended September 30, 2003, gain on disposition of properties was primarily comprised of a $4.7 million gain related to the disposition of 0.4 million square feet of office properties that did not meet certain conditions to be classified as discontinued operations and of a $1.1 million gain related to the disposition of 21.1 acres of land.

The decrease in co-venture expense is due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date. Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003.

Minority interest in the continuing operations of the Operating Partnership, after preferred partnership unit distributions, decreased from $2.0 million in the three months ended September 30, 2003 to $1.5 million in the three months ended September 30, 2004 due to a corresponding decrease in the Operating Partnership’s income from continuing operations.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $1.2 million and $8.2 million, net of minority interest, as discontinued operations for the three months ended September 30, 2004 and 2003, respectively. These amounts pertained to 1.3 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2004 and 2003 and 0.5 million square feet of property and 88 apartment units held for sale at September 30, 2004. These amounts include gain on the sale of these properties of $0.6 million and $7.4 million, net of minority interest, in the three months ended September 30, 2004 and 2003, respectively.

Preferred Stock Dividends

We recorded $7.7 million in preferred stock dividends in each of the three months ended September 30, 2004 and 2003.

Net Income

We recorded net income in the three months ended September 30, 2004 of $13.8 million, which was a 43.4% decrease from net income of $24.4 million in the three months ended September 30, 2003. The decrease was primarily due to disposition of certain properties in 2004 and 2003 and increases in general and administrative costs and loss on early extinguishment of debt as described above. These amounts were offset by lower rental property expenses, depreciation and amortization expense, interest expense and co-venture expense and an increase in gains on disposition of property as described above. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements) which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 14 to the Consolidated Financial Statements.

Nine Months Ended September 30, 2004

The following table sets forth information regarding our results of operations for the nine months ended September 30, 2004 and 2003 (in millions):

	Nine Months Ended September 30,		$ Change	% of Change
	2004	2003
Rental and other revenues	$351.1	$372.9	$(21.8)	(5.8)%
Operating expenses:
Rental property and other expenses	127.4	129.1	(1.7)	(1.3)
Depreciation and amortization	103.1	105.4	(2.3)	(2.2)
Impairment of assets held for use	0.5	—	0.5	100.0
General and administrative	28.6	18.4	10.2	55.4

Total operating expenses	259.6	252.9	6.7	2.6

Interest expense:
Contractual	80.2	90.4	(10.2)	(11.3)
Amortization of deferred financing costs	2.9	3.5	(0.6)	(17.1)
Financing obligations	7.5	13.5	(6.0)	(44.4)

	90.6	107.4	(16.8)	(15.6)

Other income/(expense):
Interest and other income	5.0	4.5	0.5	11.1
Settlement of bankruptcy claim	14.4	—	14.4	100.0
Loss on debt extinguishment	(12.5)	(14.7)	2.2	(15.0)
Gain on extinguishment of co-venture obligation	—	16.3	(16.3)	(100.0)

	6.9	6.1	0.8	13.1

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	7.8	18.7	(10.9)	(58.3)

Gains on disposition of property, net	17.8	8.0	9.8	122.5
Co-venture expense	—	(4.6)	4.6	(100.0)
Minority interest in the Operating Partnership	(0.9)	(0.3)	(0.6)	200.0
Equity in earnings of unconsolidated affiliates	5.4	3.6	1.8	50.0

Income from continuing operations	30.1	25.4	4.7	18.5
Discontinued operations:
Income from discontinued operations, net of minority interest	1.2	2.9	(1.7)	(58.6)
Gain on sale of discontinued operations, net of minority interest	0.6	8.3	(7.7)	(92.8)

	1.8	11.2	(9.4)	(83.9)

Net income	31.9	36.6	(4.7)	(12.8)
Dividends on preferred shares	(23.1)	(23.1)	—	—

Net income available for common stockholders	$8.8	$13.5	$(4.7)	(34.8)%

Rental and Other Revenues

The decrease in rental and other revenues from continuing operations was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which negatively impacted rental revenues by approximately $13.6 million; a decrease in average occupancy rates in our Wholly Owned Properties from 83.3% for the nine months ended September 30, 2003 to 82.1% for the nine months ended September 30, 2004; a decrease of approximately $2.2 million in recovery income from certain operating expenses in the nine months ended September 30, 2004; and a decrease in straight-line rental income as a result of a $0.8 million reserve established in 2004 related to the bankruptcy of US Airways.

During the nine months ended September 30, 2004, 772 second generation leases representing 5.8 million square feet of office, industrial and retail space were executed in our Wholly Owned Properties. The average rate per square foot on a GAAP basis over the lease term for these leases was only 0.5 % lower than the rent paid by previous customers.

As of the date of this filing, we are beginning to see a modest improvement in employment trends in a few of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the last five quarters. Accordingly, we expect our occupancy rate to increase modestly during the remainder of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations, which positively impacted rental operating expenses by approximately $3.3 million, offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Rental and other operating expenses as a percentage of rental and other revenues increased from 34.6% for the nine months ended September 30, 2003 to 36.3% for the nine months ended September 30, 2004. The increase was a result of decreases in rental and other operating expenses as described above offset by a larger proportional decrease in rental and other revenues as describe above.

Excluding the effects of property acquisitions or dispositions, we expect rental and other operating expenses to increase slightly in the remainder of 2004 due to inflationary increases along with increases in certain fixed operating expenses that do not vary with occupancy.

The decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties sold in 2003 and 2004 which were not included in discontinued operations, which positively impacted depreciation and amortization by approximately $1.1 million; a decrease in leasing commissions and tenant improvement amortization; and a decrease in leasing commissions and tenant improvement write-offs in the nine months ended September 30, 2004.

The increase in general and administrative expense primarily relates to $4.6 million recognized in connection with a retirement package for our Chief Executive Officer, as described in Note 13 to the Consolidated Financial Statements and the following: (1) increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of the Company’s financial statements, (2) higher long-term incentive compensation costs, (3) a decrease in general and administrative expenses in 2003 from settlement of a litigation matter, (4) higher salary, fringe benefit and employee relocation costs, and (5) increased costs related to a strategic transaction terminated in the third quarter of 2004. These increases were partly offset by a decrease in compensation expense in 2004 related to dividend equivalent rights attached to option shares granted to certain executive officers in 1997. The Company accounts for the option shares using variable accounting as provided by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”.

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

Interest Expense

The decrease in contractual interest expense was primarily due to a decrease in average interest rates on outstanding debt from 6.62% in the nine months ended September 30, 2003 to 6.34% in the nine months ended September 30, 2004, primarily due to a debt refinancing completed in December 2003 and a decrease in average borrowings from $1.8 billion in the nine months ended September 30, 2003 to $1.7 billion in the nine months ended September 30, 2004. These decreases were partly offset by slightly lower capitalized interest in 2004 compared to 2003 due to lower average construction and development costs.

Interest expense on financing obligations decreased by $6.0 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 (See Note 3 to the Consolidated Financial Statements for additional information on real estate sales that are accounted for as financing transactions).

The decrease was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC in March 2004 which eliminated interest on the $62.5 million financing obligation.

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

Other Income/Expense

The increase in interest and other income is primarily related to the interest received during the nine months ended September 30, 2004 related to a note receivable acquired in connection with the disposition of certain properties in 2003, and higher interest rates earned on cash reserves.

In the nine months ended September 30, 2004, a $12.5 million loss was recorded related to the retirement of the Put Option Notes described in Note 5 to the Consolidated Financial Statements. In addition, in the nine months ended September 30, 2003, a $14.7 million loss was recorded related to retirement of the MOPPRS debt described in Note 5 to the Consolidated Financial Statements.

Gains on Disposition of Property; Co-Venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

In the nine months ended September 30, 2004, gain on disposition of properties was primarily comprised of a $15.9 million gain related to the disposition of approximately 1.3 million square feet of office properties contributed to the HIW-KC Orlando, LLC in June 2004, as discussed in Note 2 to the Consolidated Financial Statements, a $1.6 million gain due to the partial recognition of a $4.4 million deferred gain related to the disposition of three office buildings in July 2003 and a $1.7 million gain related to the disposition of 50.2 acres of land. Offsetting this gain was a $1.8 million impairment loss on 27.0 acres of land, which is discussed further in Note 4 to the Consolidated Financial Statements. In the nine months ended September 30, 2003, gain on disposition of properties was primarily comprised of a $4.7 million gain related to the disposition of 0.4 million square feet of office properties that did not meet certain conditions to be classified as discontinued operations, a $2.6 million gain related to the disposition of 33.5 acres of land and a $1.1 million gain on the disposition of 4.0 acres of land, as discussed in Note 6 to the Consolidated Financial Statements.

The decrease in co-venture expense is due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date. Co-venture expense relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003.

Minority interest in the continuing operations of the Operating Partnership, after preferred partnership unit distributions, increased from $0.3 million in the nine months ended September 30, 2003 to $0.9 million in the nine months ended September 30, 2004 due to a corresponding increase in the Operating Partnership’s income from continuing operations.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $1.8 million and $11.2 million, net of minority interest, as discontinued operations for the nine months ended September 30, 2004 and 2003, respectively. These amounts pertained to 1.3 million square feet of property, four apartment units and 122.8 acres of revenue-producing land sold during 2004 and 2003 and 0.5 million square feet of property and 88 apartment units held for sale at September 30, 2004. These amounts include gain on the sale of these properties, net of impairment charges related to discontinued operations, of $0.6 million and $8.3 million, net of minority interest, in the nine months ended September 30, 2004 and 2003, respectively.

Preferred Stock Dividends

We recorded $23.1 million in preferred stock dividends in each of the nine months ended September 30, 2004 and 2003.

Net Income

We recorded net income in the nine months ended September 30, 2004 of $8.8 million, which was a 34.8% decrease from net income of $13.5 million in the nine months ended September 30, 2003. The decrease was primarily due to the disposition of certain properties in 2004 and 2003 and increases in general and administrative costs and loss on early extinguishment of debt as described above. These amounts were offset by lower rental property expenses, depreciation and amortization expense, interest expense and co-venture expense and an increase in gains on disposition of property as described above. In the remainder of 2004, we expect net income to be lower as compared with 2003 due to slightly rising average occupancy, pressure on GAAP rental rates, higher depreciation and amortization, higher property operating costs, and higher general and administrative costs (including professional fees and other costs related to consideration of a strategic transaction and professional fees and other costs related to the restatement of the Company’s financial statements) which amounts should be offset by lower interest expense and settlement of the Company’s bankruptcy claim against WorldCom as more fully described in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows from the first nine months of 2003 to the first nine months of 2004 (in thousands):

	Nine Months Ended September 30,		Change
	2004	2003
Cash Provided By Operating Activities	$129,336	$132,896	$(3,560)
Cash Provided By Investing Activities	18,942	60,129	(41,187)
Cash Used In Financing Activities	(149,361)	(191,390)	42,029

Total Cash Flows	$(1,083)	$1,635	$(2,718)

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

The decrease of $3.6 million in cash provided by operating activities was primarily a result of lower net income due to the disposition of certain properties under our capital recycling program, a decrease in average occupancy rates for our Wholly Owned portfolio and an increase in general and administrative expenses, offset by settlement of the Company’s bankruptcy claim against WorldCom. In addition, the level of net cash provided by operating activities is affected by the timing of receipt of revenues and payment of expenses.

The decrease of $41.2 million in cash provided by investing activities was primarily a result of a decrease in proceeds for dispositions of real estate assets of approximately $36.3 million, and contributions of $3.9 million made to unconsolidated affiliates during the nine months ended September 30, 2004 while no contributions were made during the nine months ended September 30, 2003.

The decrease of $42.0 million in cash used in financing activities was primarily a result of an increase of $11.9 million in net borrowings on the unsecured Revolving Loan and mortgages and notes payable, financing obligations and coventure obligations decrease of $10.1 million in distributions paid on common stock and units, a decrease of $18.6 million in common stock and common unit repurchases and no co-venture obligation payments during 2004.

In 2004, we expect to continue our capital recycling program of selectively disposing of non-core properties or other properties in order to use the net proceeds for investments or other purposes. At September 30, 2004, we had 0.6 million square feet of properties, 88 apartment units and 126.1 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $69.0 million. These transactions are subject to customary closing conditions, including due diligence and documentation, and are expected to close during the remainder of 2004. However, we can provide no assurance that all these transactions will be consummated. As of October 22, 2004, we have closed on some of these transactions consisting of 0.2 million square feet of properties and 20.0 acres of land.

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

Capitalization

The following table sets forth our capitalization as of September 30, 2004 and December 31, 2003 (in thousands, except per share amounts):

	September 30, 2004	December 31, 2003
Mortgages and notes payable, at recorded book value	$1,600,627	$1,717,765
Financing obligations	$62,992	$124,063
Preferred stock, at redemption value	$377,445	$377,445

Common Stock and Units outstanding	59,841	59,677

Per share stock price at period end	$24.61	$25.40
Market value of common equity	1,472,687	1,515,796

Total market capitalization with debt	$3,513,751	$3,735,069

Based on our total market capitalization of approximately $3.5 billion at September 30, 2004 (at the September 30, 2004 per share stock price of $24.61 and assuming the redemption for shares of Common Stock of the 6.1 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented approximately 45.6% of our total market capitalization.

Mortgages and notes payable at September 30, 2004 was comprised of $819.1 million of secured indebtedness with a weighted average interest rate of 6.9% and $781.5 million of unsecured indebtedness with a weighted average interest rate of 5.4%. As of September 30, 2004, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

The following table sets forth a summary regarding our known contractual obligations at September 30, 2004 (in thousands):

	Payments Due By Period
	Total	Through Remainder of 2004	2005	2006	2007	2008	Thereafter
Fixed Rate Debt: (1)
Unsecured
Notes	$460,000	$—	$—	$110,000	$—	$100,000	$250,000
Secured:
Mortgage Loans Payable (2)	768,324	3,346	81,447	17,213	81,626	14,343	570,349

Total Fixed Rate Debt	1,228,324	3,346	81,447	127,213	81,626	114,343	820,349

Variable Rate Debt:
Unsecured:
Term Loan	120,000	—	120,000	—	—	—	—
Revolving Loan	201,500	—	—	201,500	—	—	—
Secured:
Mortgage Loans Payable (2)	50,803	73	289	47,273	3,168	—	—

Total Variable Rate Debt	372,303	73	120,289	248,773	3,168	—	—

Total Long-Term Debt	1,600,627	3,419	201,736	375,986	84,794	114,343	820,349

Operating Lease Obligations:
Land Leases	47,445	318	1,272	1,213	1,191	1,195	42,256
Purchase Obligations:
Completion Contracts (3)	26,975	11,805	15,170	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet:
Plaza Colonade Debt Repayment Guarantee (3)	2,468	—	—	2,468	—	—	—
Plaza Colonnade Completion Guarantee (3)	376	—	—	376	—	—	—
Highwoods DLF 97/26 DLF 99/32, LP Lease Guarantee (3)	855	—	—	—	—	855	—
HIW-KC Orlando, LLC Lease Guarantee (3)	3,240	21	83	92	97	97	2,850
RRHWoods, LLC and Dallas County Partners Lease Guarantee (3)	1,290	—	—	—	—	—	1,290
Capital One Lease Guarantee (4)	1,402	—	—	334	369	378	321
Industrial Portfolio Lease Guarantee (4)	1,827	330	991	506	—	—	—
Eastshore Financing Obligation (5)	28,634	—	—	28,634	—	—	—
SF-HIW Harborview Financing Obligation (5)	13,725	—	—	—	—	—	13,725
Tax Increment Financing Obligation (6)	20,633	687	775	863	913	976	16,419
DLF Note Payable (7)	3,142	49	216	250	286	325	2,016

Total	$1,752,639	$16,629	$220,243	$410,722	$87,650	$118,169	$899,226

(1)	The Operating Partnership’s unsecured notes of $560.0 million bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes together with other issuance costs is being amortized over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term, or are pre-payable subject to certain conditions including prepayment penalties.
(2)	The mortgage loans payable were secured by real estate assets with an aggregate carrying value of approximately $1.4 billion at September 30, 2004.
(3)	See Note 11 to the Consolidated Financial Statements for further discussion.
(4)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to a third party. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 11 to the Consolidated Financial Statements.
(5)	These liabilities represent our financing obligation to either our partner in the respective joint venture or the third party buyer as a result of accounting for these transactions as financing arrangements. See Note 3 to the Consolidated Financial Statements.

(6)	In connection with Tax Increment Financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a Financing Obligation in the balance sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.
(7)	Represents a fixed obligation which we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture.

Operating and Financial Covenants and Performance Ratios

The terms of the Revolving Loan, the $120.0 million bank term loans and the indentures that govern our outstanding notes require us to comply with certain operating and financial covenants and performance ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with the covenants and ratios under our Revolving Loan and bank term loans for the foreseeable future, depending upon our future operating performance and property and financing transactions, we cannot assure you that we will continue to be in compliance.

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

The following table sets forth more detailed information about our ratio and covenant compliance under the Revolving Loan and the bank term loans, which have identical covenants, assuming the new Revolving Loan had been in effect at September 30, 2004. If we fail to satisfy any of the covenants detailed in the table below (including the covenants regarding non-GAAP financial measures such as EBITDA, Cash Available for Distributions (“CAD”) and adjusted NOI) after the expiration of certain cure periods, the lenders under our Revolving Loan, our bank term loans and/or the construction loan in Kansas City for Colonnade could accelerate amounts outstanding there under, which aggregated $350.9 million at September 30, 2004. Certain of these definitions may differ from similar terms used in the accompanying Consolidated Financial Statements and may, for example, consider our proportionate share of investments in unconsolidated affiliates. For a more detailed discussion of the covenants in our Revolving Loan, including definitions of certain relevant terms, see the credit agreement governing our Revolving Loan which is attached as Exhibit 10.14.

September 30, 2004
Total Liabilities Less Than or Equal to 57.5% of Total Assets	53.6%
Unencumbered Assets Greater Than or Equal to 2 times Unsecured Debt	2.15
Secured Debt Less Than or Equal to 35% of Total Assets	28.1%
Adjusted EBITDA Greater Than 2.10 times Interest Expense	2.28
Adjusted EBITDA Greater Than 1.50 times Fixed Charges	1.64
Adjusted NOI Unencumbered assets Greater Than 2.25 times Interest on Unsecured Debt	2.79
Tangible Net Worth Greater Than $1.45 Billion	$1.57 billion
Restricted Payments, including distributions to shareholders, Less Than or Equal to 95% of CAD	74.4%

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

At September 30, 2004, our unconsolidated joint ventures had $834.8 million of total assets and $584.2 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.4%. During the nine months ended September 30, 2004, these unconsolidated joint ventures earned $12.1 million of total net income of which our share was $5.4 million. For additional discussion of our unconsolidated joint ventures, see Note 2 in the Consolidated Financial Statements.

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

As of September 30, 2004, our unconsolidated joint ventures had $560.2 million of outstanding debt. The following table sets forth the principal payments due on that outstanding long-term debt as recorded on the respective joint venture’s books at September 30, 2004 (in thousands):

	Percent Owned	Total		Remainder of 2004	2005	2006	2007	2008	Thereafter
Board of Trade Investment Company	49.00%	$612		$47	$198	$215	$152	$—	$—
Dallas County Partners (1)	50.00%	40,976		265	1,106	4,487	13,405	5,842	15,871
Dallas County Partners II (1)	50.00%	21,545		322	1,375	1,522	1,684	1,863	14,779
Fountain Three (1)	50.00%	29,101		283	1,172	1,243	1,316	6,400	18,687
RRHWoods, LLC (1)	50.00%	69,828		114	468	500	4,313	459	63,974
4600 Madison Associates, LP	12.50%	16,192		182	762	815	873	935	12,625
Highwoods DLF 98/29, LP	22.81%	66,472		266	1,107	1,185	1,268	1,356	61,290
Highwoods DLF 97/26 DLF 99/32, LP	42.93%	58,497		184	770	831	897	969	54,846
Highwoods-Markel Associates, LLC	50.00%	39,597		155	643	682	722	766	36,629
Concourse Center Associates, LLC	50.00%	9,564		45	189	202	217	232	8,679
Plaza Colonnade, LLC	50.00%	48,065		—	—	—	48,065	—	—
Highwoods KC Glenridge, LLC	40.00%	16,750		—	—	250	—	136	16,364
HIW-KC Orlando, LLC	40.00%	143,000		—	—	—	1,020	2,540	139,440

Total		$560,199	(2)	$1,863	$7,790	$11,932	$73,932	$21,498	$443,184

(1)	Des Moines joint ventures.
(2)	All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs.

In connection with the Des Moines joint ventures, we guaranteed certain debt, and the maximum potential amount of future payments we could be required to make under the guarantees is $24.9 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2004 averaged 1.2% and mature in 2015. Guarantees of $9.4 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of September 30, 2004, these buildings were 87.5% and 75.0% leased, respectively. The remaining $6.9 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will expire by May 2008. The average occupancy of the four buildings at September 30, 2004 is 92.0%. If the joint ventures are unable to repay the outstanding balance under the loans, we will be required, under the terms of the agreements, to repay the outstanding balance. Recourse provisions exist to enable us to recover some or all of our losses from the joint ventures’ assets and/or the other partner. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

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

With respect to the Plaza Colonnade, LLC joint venture, we have included $2.8 million in other liabilities and adjusted the investment in unconsolidated affiliates by $2.8 million on our Consolidated Balance Sheet at September 30, 2004 related to two separate guarantees of a construction loan agreement and a construction completion agreement. The construction loan matures in February 2006, with two one-year options to extend the maturity date that are conditional on completion and lease-up of the project. The term of the construction completion agreement requires the core and shell of the building to be completed by December 15, 2005. Currently, the building is scheduled to be completed in December 2004. Both guarantees arose from the formation of the joint venture to construct an office building. If the joint venture is unable to repay the outstanding balance under the construction loan agreement or complete the construction of the office building, we would be required, under the terms of the agreements, to repay our 50.0% share of the outstanding balance under the construction loan and complete the construction of the office building. On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library for 99 years, the joint venture is obligated to build certain public improvements. The net bond proceeds of $16.3 million will be used to reimburse the joint venture for its costs. As funds are transferred from the bond fund to the construction lender, our exposure is reduced. The maximum potential amount of future payments by us under these agreements is $27.6 million if the construction loan is fully funded. No recourse provisions exist that would enable us to recover from the other partner amounts paid under the guarantee. However, given that the loan is collateralized by the building, we and our partner could obtain and liquidate the building to recover the amounts paid should we be required to perform under the guarantee.

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

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications include allowing the tenant to terminate the lease on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs beginning January 1, 2006. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. Based on the lease guarantee agreement, we recorded approximately $0.9 million in other liabilities and recorded a deferred charge of $0.9 million in September 2003. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regards to this guarantee as of September 30, 2004 is $1.1 million. No recourse provisions exist to enable us to recover the amounts paid to the joint venture under this lease guarantee arrangement.

On February 20, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LLC, which on February 26, 2004, acquired from a third-party Glenridge Point Office Park, consisting of two office buildings aggregating 185,000 square feet located in the Central Perimeter sub-market of Atlanta. As of September 30, 2004, the buildings were 91.0% leased. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million 10-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also includes 2.9 acres of development land that can accommodate 150,000 square feet of office space.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in return. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of approximately $46.6 million, of which $33.0 million was used to pay down our $250.0 million revolving loan (the “Revolving Loan”) and $13.6 million was used to pay down another of our loans. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, we agreed to guarantee re-tenanting costs for approximately 11.0% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee at the date of formation and reduced the total amount of the gain recognized by the same amount. At September 30, 2004, $2.6 million remains in other liabilities in connection with this guarantee. We believe our estimate related to the re-tenanting costs guarantee is accurate. However, if our assumptions prove to be incorrect, future losses may occur. The contribution was accounted for as a partial sale as defined by SFAS No. 66, and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties will not be reflected as discontinued operations consistent with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the related gain on sale was included in continuing operations in June 2004.

RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million loan from a bank. As an inducement to make the loan at 6.3% long-term rate, we and our partner agreed to master lease the vacant space and guaranteed $1.6 million or $0.8 million each with limited recourse. As leasing improves, the obligations under the loan agreement diminish. As of September 30, 2004, we recorded $1.3 million in other liabilities and $1.3 million as a deferred charge on our Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make based on the current leases in place is approximately $4.7 million. The likelihood of us paying on our $0.8 million guarantee is remote since the master lease payments provide the required 1.3 debt coverage ratio and should we have to pay, we would recover the $0.8 million from other joint venture assets.

Financing Arrangements

The following summarizes sales transactions that are accounted for as financing arrangements under paragraphs 25 through 29 under SFAS No. 66 at September 30, 2004.

- SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. We also entered into a master lease agreement with Harborview, LP for five years on the vacant space in the building (approximately 20.0%) and guaranteed payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $1.1 million at September 30, 2004. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time, if ever, that such partner elects to exercise its put right, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which was intended to cover normal costs of a sale transaction.

Because of the put option and master lease agreement, this transaction is accounted for as a financing transaction. Consequently, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our books. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $13.7 million at September 30, 2004, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligations. We continue to depreciate the property and record all of the depreciation on our books. Additionally, any payments made under the master lease agreement are expensed as incurred ($0.07 million and $0.3 million was expensed during the nine months ended September 30, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or otherwise is terminated, we will record the transaction as a sale and recognize gain on sale.

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

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any rent shortfalls which may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and $13.4 million as of September 30, 2004. In June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate.

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

The following table sets forth information regarding our interest rate hedge contracts as of September 30, 2004 (in thousands):

Type of Hedge	Notional Amount	Maturity Date	Reference Rate	Fixed Rate	Fair Market Value
Interest Rate Swap	$20,000	6/1/2005	1 month USD-LIBOR-BBA	1.590%	$87

					$87

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. During the third quarter of 2004, only a nominal amount was received from counter parties under interest rate hedge contracts.

Related Party Transactions

We have previously reported that we have had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by an executive officer and director of the Company. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for cash and shares of Common Stock valued at $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to the proceeds from the condemnation of $1.8 million, less the contracted purchase price between us and GAPI, Inc. for the condemned property of $0.7 million. On September 30, 2003, as a result of the condemnation, we received the proceeds of $1.8 million. A related party payable of $0.7 million to GAPI, Inc. related to the condemnation of the development land is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheet at September 30, 2004.

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies and estimates made by management in the nine months ended September 30, 2004. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2003 amended Annual Report on Form 10-K.

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

FFO and FFO per share for the three and nine months ended September 30, 2004 and 2003 are summarized in the following table (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	Amount	Per Share Diluted	Amount	Per Share Diluted	Amount	Per Share Diluted	Amount	Per Share Diluted
Funds from operations:
Net income	$21,559		$32,084		$31,903		$36,677
Dividends to preferred shareholders	(7,713)		(7,713)		(23,139)		(23,139)

Net income attributable to common shareholders	13,846	$0.26	24,371	$0.46	8,764	$0.16	13,538	$0.25
Add/(Deduct):
Depreciation and amortization of real estate assets	32,649	0.60	33,230	0.62	100,979	1.87	103,241	1.93
Gain on disposition of depreciable property (1)	(1,729)	(0.03)	(4,489)	(0.09)	(17,883)	(0.33)	(4,728)	(0.08)
Minority interest in the Operating Partnership in income from operations	1,491	0.03	1,965	0.04	914	0.02	261	0.01
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,372	0.04	1,820	0.03	6,352	0.12	5,571	0.10
Discontinued operations (2):
Depreciation and amortization of real estate assets	126	—	836	0.02	1,105	0.02	2,824	0.05
Gain on sale, net of minority interest in the Operating Partnership (1)	(630)	(0.01)	(7,431)	(0.14)	(4,465)	(0.08)	(8,444)	(0.16)
Minority interest in the Operating Partnership in income from discontinued operations	63	—	90	—	135	—	367	0.01

Funds from operations before amounts allocable to minority interest in the Operating Partnership	48,188	0.89	50,392	0.94	95,901	1.78	112,630	2.11
Minority interest in the Operating Partnership in funds from operations	(4,992)	(0.09)	(5,588)	(0.10)	(10,000)	(0.19)	(12,727)	(0.24)

Funds from operations applicable to common shareholders	$43,196	$0.80	$44,804	$0.84	$85,901	$1.59	$99,903	$1.87

Dividend payout data:
Dividends paid per common share/common unit – diluted	$0.425		$0.425		$1.275		$1.435

As a % of funds from operations	53.1%		50.6%		80.2%		76.7%

Weighted average shares outstanding - diluted	54,002		53,358		54,005		53,438

Impairment adjustments included in funds from operations applicable to common shares	$(448)	$(0.01)	$—	$—	$(3,905)	$(0.07)	$(288)	$(0.01)

(1)	In October 2003, NAREIT issued a Financial Reporting Alert that changed its current implementation guidance for FFO regarding impairment losses. Accordingly, impairment losses related to depreciable assets have now been included in FFO for the periods presented.
(2)	For further discussion related to discontinued operations, see Note 9 to the Consolidated Financial Statements.

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

As of September 30, 2004, we had approximately $1.2 billion of fixed rate debt outstanding. The estimated aggregate fair value of this debt at September 30, 2004 was $1.3 billion. If interest rates increase by 100 basis points, the aggregate fair value of fixed rate debt as of September 30, 2004 would decrease by approximately $36.8 million. If interest rates decrease by 100 basis points, the aggregate fair market value of fixed rate debt as of September 30, 2004 would increase by approximately $56.3 million.

As of September 30, 2004, we had approximately $352.3 million of variable rate debt outstanding that was not protected by interest rate hedge contracts. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2004, our interest expense would be increased or decreased approximately $3.5 million.

For a discussion of our interest rate hedge contracts in effect at September 30, 2004 see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources – Interest Rate Hedging Activities.” If interest rates increase by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2004 would increase by approximately $0.2 million. If interest rates decrease by 100 basis points, the aggregate fair market value of these interest rate hedge contracts as of September 30, 2004 would decrease by approximately $0.03 million.

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

Other than the foregoing, there have been no changes in our internal controls over financial reporting since September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
10.14	Third Amendment to Credit Agreement among Highwoods Realty Limited Partnership, Highwoods Properties Inc., the Subsidiaries named therein and the Lenders named therein, executed in August 2004 and effective June 30, 2004.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

None.

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