Form 10-Q
period 2005-09-30
HIGHWOODS PROPERTIES INC
filed 2006-06-05
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2004 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited and $ in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$368,811	$411,780
Buildings and tenant improvements	2,627,996	2,893,308
Development in process	65,147	26,349
Land held for development	162,891	178,879
Furniture, fixtures and equipment	22,538	22,403

	3,247,383	3,532,719
Less – accumulated depreciation	(586,159)	(596,775)

Net real estate assets	2,661,224	2,935,944
Real estate and other assets, net of accumulated depreciation, held for sale	9,682	42,376
Cash and cash equivalents	646	24,482
Restricted cash	2,547	3,875
Accounts receivable, net	17,558	15,423
Notes receivable	9,403	8,447
Accrued straight-line rents receivable, net	61,485	61,256
Investments in unconsolidated affiliates	72,454	72,610
Deferred financing and leasing costs, net	58,974	65,039
Prepaid expenses and other	11,883	10,206

Total Assets	$2,905,856	$3,239,658

Liabilities, Minority Interest in the Operating Partnership and Stockholders’ Equity:
Mortgages and notes payable	$1,441,081	$1,572,574
Accounts payable, accrued expenses and other liabilities	130,650	119,935
Financing obligations	34,952	65,309

Total Liabilities	1,606,683	1,757,818
Minority interest in the Operating Partnership	96,956	113,730
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares; 8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at September 30, 2005 and December 31, 2004	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 5,700,000 shares issued and outstanding at September 30, 2005 and 6,900,000 shares issued and outstanding at December 31, 2004	142,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), no shares issued and outstanding at September 30, 2005 and 400,000 shares issued and outstanding at December 31, 2004	—	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 54,030,224 shares issued and outstanding at September 30, 2005 and 53,813,422 at December 31, 2004, respectively	540	538
Additional paid-in capital	1,420,083	1,416,130
Distributions in excess of net earnings	(458,836)	(419,078)
Accumulated other comprehensive loss	(2,388)	(2,814)
Deferred compensation	(4,627)	(4,111)

Total Stockholders’ Equity	1,202,217	1,368,110

Total Liabilities, Minority Interest in the Operating Partnership and Stockholders’ Equity	$2,905,856	$3,239,658

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental and other revenues	$106,524	$102,026	$320,031	$317,310

Operating expenses:
Rental property and other expenses	39,765	36,685	113,399	114,703
Depreciation and amortization	29,888	29,657	91,608	88,560
Impairment of assets held for use	4,415	—	7,587	—
General and administrative	7,430	10,674	23,913	30,384

Total operating expenses	81,498	77,016	236,507	233,647

Interest expense:
Contractual	24,490	25,541	75,072	80,346
Amortization of deferred financing costs	823	782	2,508	2,872
Financing obligations	1,073	1,378	4,118	7,497

	26,386	27,701	81,698	90,715

Other income:
Interest and other income	2,136	1,478	5,506	5,086
Settlement of bankruptcy claim	—	14,435	—	14,435
Loss on debt extinguishment	(323)	—	(453)	(12,457)

	1,813	15,913	5,053	7,064

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	453	13,222	6,879	12
Gains on disposition of property, net	9,693	2,657	11,479	18,744
Minority interest in the Operating Partnership	(62)	(1,140)	127	(197)
Equity in earnings of unconsolidated affiliates	2,060	2,585	6,964	5,338

Income from continuing operations	12,144	17,324	25,449	23,897
Discontinued operations:
Income from discontinued operations, net of minority interest	585	3,182	5,145	8,652
Gains on sales and impairments of discontinued operations, net of minority interest, including a gain from related party transactions of $4,816 in the nine months ended September 30, 2005	10,142	608	24,865	1,171

	10,727	3,790	30,010	9,823

Net income	22,871	21,114	55,459	33,720
Dividends on preferred stock	(6,699)	(7,713)	(22,125)	(23,139)
Excess of preferred stock redemption cost over carrying value	(4,272)	—	(4,272)	—

Net income available for common stockholders	$11,900	$13,401	$29,062	$10,581

Net income per common share—basic:
Income/(loss) from continuing operations	$0.02	$0.18	$(0.02)	$0.02
Income from discontinued operations	0.20	0.07	0.56	0.18

Net income	$0.22	$0.25	$0.54	$0.20

Weighted average common shares outstanding—basic	53,768	53,400	53,725	53,288

Net income per common share—diluted:
Income/(loss) from continuing operations	$0.02	$0.18	$(0.02)	$0.02
Income from discontinued operations	0.20	0.07	0.56	0.18

Net income	$0.22	$0.25	$0.54	$0.20

Weighted average common shares outstanding—diluted	60,486	59,991	53,725	59,960

Dividends declared per common share	$0.425	$0.425	$1.275	$1.275

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2005

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2004	53,813,422	$538	$104,945	$172,500	$100,000	$1,416,130	$(4,111)	$(2,814)	$(419,078)	$1,368,110
Issuance of Common Stock, net	111,330	1	—	—	—	1,644	—	—	—	1,645
Common Stock Dividends	—	—	—	—	—	—	—	—	(68,820)	(68,820)
Preferred Stock Dividends	—	—	—	—	—	—	—	—	(22,125)	(22,125)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(4,338)	—	—	—	(4,338)
Issuance of restricted stock, net	105,472	1	—	—	—	1,143	(1,144)	—	—	—
Redemption of Preferred Stock	—	—	—	(30,000)	(100,000)	4,272	—	—	(4,272)	(130,000)
Fair market value of options granted	—	—	—	—	—	1,232	(1,232)	—	—	—
Amortization of equity-based compensation	—	—	—	—	—	—	1,860	—	—	1,860
Other comprehensive income	—	—	—	—	—	—	—	426	—	426
Net Income	—	—	—	—	—	—	—	—	55,459	55,459

Balance at September 30, 2005,	54,030,224	$540	$104,945	$142,500	$—	$1,420,083	$(4,627)	$(2,388)	$(458,836)	$1,202,217

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2005	2004
		(Revised – See Note 1)
Operating activities:
Net income	$55,459	$33,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,336	100,222
Amortization of lease incentives	706	725
Impairment of assets held for use	7,587	500
Amortization of equity-based compensation	1,860	4,046
Amortization of deferred financing costs	2,508	2,872
Amortization of accumulated other comprehensive loss	527	582
Loss on debt extinguishments	453	12,457
Gains and impairments on disposition of property, net	(39,039)	(20,053)
Minority interest in the Operating Partnership	3,129	1,334
Equity in earnings of unconsolidated affiliates	(6,964)	(5,338)
Change in financing obligations	235	1,477
Distributions of earnings from unconsolidated affiliates	6,431	4,322
Changes in operating assets and liabilities	(7,965)	(5,319)

Net cash provided by operating activities	122,263	131,547

Investing activities:
Additions to real estate assets and deferred leasing costs	(122,427)	(89,201)
Proceeds from disposition of real estate assets	342,946	113,013
Distributions of capital from unconsolidated affiliates	1,975	8,950
Net repayments in notes receivable	4,228	928
Contributions to unconsolidated affiliates	—	(10,366)
Other investing activities	108	278

Net cash provided by investing activities	226,830	23,602

Financing activities:
Distributions paid on common stock and common units	(76,216)	(76,215)
Dividends paid on preferred stock	(22,125)	(23,139)
Net proceeds from the sale of common stock	1,645	1,439
Redemption of preferred stock	(130,000)	—
Repurchase of common units	(10,082)	(483)
Borrowings on revolving loan	109,000	356,000
Repayment of revolving loan	(121,000)	(209,500)
Borrowings on mortgages and notes payable	28,281	—
Repayment of mortgages and notes payable	(151,793)	(127,509)
Payments on financing obligations	—	(62,500)
Additions to deferred financing costs	(384)	(1,868)
Payments on debt extinguishments	(255)	(12,457)

Net cash used in financing activities	(372,929)	(156,232)

Net decrease in cash and cash equivalents	(23,836)	(1,083)
Cash and cash equivalents at beginning of the period	24,482	21,696

Cash and cash equivalents at end of the period	$646	$20,613

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$73,174	$77,710

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2005	2004
Assets:
Net real estate assets	$(23,985)	$(147,439)
Accounts receivable	10	—
Notes receivable	—	702
Accrued straight-line rents receivable	(434)	—
Investments in unconsolidated affiliates	1,553	13,828
Deferred leasing costs, net	(61)	260
Prepaid and other	(268)	(104)

	$(23,185)	$(132,753)

Liabilities:
Mortgages and notes payable	$4,019	$(136,207)
Accounts payable, accrued expenses and other liabilities	9,777	3,454
Financing obligation	(30,218)	—

	$(16,422)	$(132,753)

Minority Interest and Stockholders’ Equity	$(6,763)	$—

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1. Description of Business and Basis of Presentation

Description of the Company

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. As of September 30, 2005, the Company’s wholly owned assets included: 385 in-service office, industrial and retail properties; 96 apartment units; 988 acres of undeveloped land suitable for future development; and an additional seven properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2005, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 90.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the nine months ended September 30, 2005, the Company redeemed in cash or property from limited partners 608,804 Common Units, which increased the percentage of Common Units owned by the Company to 90.7% at September 30, 2005 from 89.8% at December 31, 2004. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The presentation in the Condensed Consolidated Statement of Cash Flows of operating cash flows for the nine months ended September 30, 2004 have been revised by beginning with net income, rather than income from continuing operations. As more fully described in Note 9, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statement of Income for the three and nine months ended September 30, 2004 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first nine months of 2005 which qualified for discontinued operations.

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

Minority Interest in the Operating Partnership

Minority interest in the accompanying Condensed Consolidated Financial Statements relates to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of September 30, 2005, the minority interest in the Operating Partnership consisted of approximately 5.5 million Common Units. Minority interest in the net income/(loss) of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense or income recorded for the period. In addition, when a Common Unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased.

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

Following is the minority interest in the net income of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Amount shown as minority interest in continuing operations	$(62)	$(1,140)	$127	$(197)
Amount related to income from discontinued operations	(61)	(365)	(561)	(999)
Amount related to gain on sale of discontinued operations	(1,051)	(71)	(2,695)	(138)

Total minority interest in net income of the Operating Partnership	$(1,174)	$(1,576)	$(3,129)	$(1,334)

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” (“SFAS No. 148”), the Company expenses all stock options issued on or after January 1, 2003 over the vesting period based upon the fair value of the award on the date of grant. The unamortized value of option grants since January 1, 2003 aggregated $1.9 million at September 30, 2005. See below for the amounts that would have been deducted from net income if the Company had elected to expense the fair value of all stock option awards that had vested rather than only those awards issued subsequent to January 1, 2003:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
Net income available for common stockholders – as reported	$11,900	$13,401		$29,062	$10,581
Add: Stock option expense included in reported net income	134	70	(1)	350	240	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(186)	(174	)(1)	(541)	(593	)(1)

Pro forma net income attributable to common stockholders	$11,848	$13,298		$28,871	$10,228

Basic net income per common share - as reported	$0.22	$0.25		$0.54	$0.20
Basic net income per common share - pro forma	$0.22	$0.25		$0.54	$0.19
Diluted net income per common share - as reported	$0.22	$0.25		$0.54	$0.20
Diluted net income per common share - pro forma	$0.22	$0.25		$0.54	$0.19

(1)	Amounts include the effect of dividend equivalent rights.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of September 30, 2005 and combined summarized financial information for our unconsolidated joint ventures for the three and nine months ended September 30, 2005 and 2004 are as follows:

Office Property	Location	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	272		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	710		50.00%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.00%
Kessinger/Hunter, LLC	Kansas City, MO	—		26.50%
4600 Madison Associates, LLC	Kansas City, MO	262		12.50%
Plaza Colonnade, LLC	Kansas City, MO	285		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando LLC	Orlando, FL	1,272		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Highwoods-Markel Associates, LLC	Richmond, VA	412		50.00%
Weston Lakeside, LLC	Raleigh, NC	—		50.00%

Total		7,120

(1)	Includes 75,000 square feet for an office building currently under development.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Income Statements:
Revenues	$35,101	$33,003	$104,147	$82,316

Expenses:
Interest expense and loan cost amortization	8,752	7,886	25,830	19,522
Depreciation and amortization	7,450	5,896	22,039	16,163
Operating expenses	14,712	13,232	42,788	34,068

Total expenses	30,914	27,014	90,657	69,753

Net income	$4,187	$5,989	$13,490	$12,563

The Company’s share of:
Net income (1)	$2,060	$2,585	$6,964	$5,338

Interest expense and loan cost amortization	$3,685	$3,244	$10,834	$8,050

Depreciation and amortization (real estate related)	$2,779	$2,407	$8,047	$6,458

(1)	The Company’s share of net income is greater than its weighted average ownership percentage in the joint ventures due to purchase accounting and other related adjustments.

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

On December 22, 2004, the Company and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Company contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land. Easlan has guaranteed this construction loan, and at December 31, 2005, $7.7 million had been borrowed on the loan. The construction of the apartments was completed in the first quarter of 2006. Easlan is the manager and leasing agent for these apartment units and receives customary management fees and leasing commissions. The Company has received development fees throughout the construction project and will receive management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. The Company is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and accordingly the Company absorbs the majority of the joint venture’s expected losses. Accordingly, the Company’s balance sheet at September 30, 2005 includes $5.8 million of development in process and a $4.4 million construction note payable.

For additional information regarding our investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

3. FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements at September 30, 2005 under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4. ASSET DISPOSITIONS - Continued

Included among the dispositions of operating properties during 2005 were the following larger transactions, all of which except the Eastshore transaction were recorded as discontinued operations.. In the first quarter, the Company sold an office building in Raleigh, North Carolina to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, the Company sold industrial buildings in Winston-Salem, North Carolina for gross proceeds of approximately $27.0 million, as more fully described in Note 6 herein. In the second quarter, the Company sold two vacant buildings in Highwoods Preserve, Tampa, Florida to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, the Company sold all of its operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, the Company closed its division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter, the Company also recognized as a completed sale a transaction involving three office buildings in Richmond, Virginia that were sold in 2002 (“Eastshore”); this transaction had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by the Company when the sale occurred in 2002, as more fully described in Note 3 to the Consolidated Financial Statements in the 2004 Annual Report on Form 10K. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $0.7 million and $1.0 million in gain was recognized in the third and fourth quarters of 2005, respectively, and additional gain will be recognized in 2006 and 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

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

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gains on disposition of land, net	$4,799	$1,183	$5,990	$2,261
Impairments on land	(59)	(100)	(269)	(1,972)
Gains on disposition of depreciable properties, net	4,953	1,574	5,758	18,455

Total	$9,693	$2,657	$11,479	$18,744

Net gains on sale and impairments of discontinued operations, net of minority interest, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gains on disposition of depreciable properties, net	$11,193	$679	$28,257	$4,427
Impairments on disposition of depreciable properties	—	—	(697)	(3,118)
Allocable minority interest	(1,051)	(71)	(2,695)	(138)

Total	$10,142	$608	$24,865	$1,171

See Note 9 for information on discontinued operations and impairment of long-lived assets.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Secured mortgage loans	$723,081	$822,574
Unsecured loans	718,000	750,000

Total	$1,441,081	$1,572,574

As of September 30, 2005, the Company’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.3 billion.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

Financing Obligations

The Company’s financing obligations consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
SF-HIW Harborview, LP financing obligation	$15,006	$14,808
Eastshore financing obligation (1)	—	28,777
Capitalized ground lease obligation (2)	—	1,778
Tax increment financing obligation (3)	19,946	19,946

Total	$34,952	$65,309

(1)	See Note 4 for further discussion.
(2)	This liability represents a capitalized lease obligation to the lessor of land on which the Company owned a building. The Company was obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% is shown as a liability in the balance sheet, which accretes each month for the difference between the interest on the financing obligation and the fixed payments. The accretion would continue until the liability equals the residual value of the land. On March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the buyer of the Company’s ground lease.
(3)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Company in 2000, the Company is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a financing obligation in the balance sheet. The Company also receives special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. RELATED PARTY TRANSACTIONS

The Company has previously reported that it had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Company appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Company acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million. In August 2005, the Company acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. The Company believes that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in a decrease to other income of $0.2 million in the first nine months of 2005 and an increase to other income of $0.2 million in the first nine months of 2004. The embedded derivative expired upon the closing of the final land transaction in August 2005.

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

The interest rate on all of the Company’s variable rate debt is adjusted at one to three month intervals, subject to settlements under any outstanding interest rate hedge contracts. The Company received net payments from counter parties under interest rate hedge contracts totaling $0.1 million in the nine months ended September 30, 2005 which was recorded as a decrease to interest expense.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7. DERIVATIVE FINANCIAL INSTRUMENTS - Continued

The AOCL balance at September 30, 2005 and December 31, 2004 was $2.4 million and $2.8 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Company expects that the portion of the cumulative loss recorded in AOCL at September 30, 2005 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

8. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$22,871	$21,114	$55,459	$33,720
Other comprehensive income:
Unrealized derivative gains/(losses) on cashflow hedges	—	37	(101)	65
Amortization of hedging gains and losses included in other comprehensive income	176	175	527	582

Total other comprehensive income	176	212	426	647

Total comprehensive income	$23,047	$21,326	$55,885	$34,367

9. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. These assets classified as discontinued operations comprise 5.6 million square feet of office and industrial properties and 117 apartment units sold during 2004 and the first nine months of 2005 and 0.08 million square feet of property held for sale at September 30, 2005. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company will not have any significant continuing involvement in the operations after the disposal transactions:

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental and other revenues	$2,244	$13,189	$21,314	$38,884
Operating expenses:
Rental and other expenses	1,202	5,652	9,135	16,689
Impairment of assets held for use	—	500	—	500
Depreciation and amortization	54	3,451	5,728	11,662
General and administrative	381	60	795	409

Total operating expenses	1,637	9,663	15,658	29,260
Interest expense	—	31	32	93
Other income	39	52	82	120

Income before minority interest in the Operating Partnership and net gains on sale and impairment of discontinued operations	646	3,547	5,706	9,651
Minority interest in discontinued operations	(61)	(365)	(561)	(999)

Income from discontinued operations, net of minority interest in the Operating Partnership	585	3,182	5,145	8,652
Net gains on sale and impairment of discontinued operations	11,193	679	27,560	1,309
Minority interest in discontinued operations	(1,051)	(71)	(2,695)	(138)

Net gains on sale and impairment of discontinued operations, net of minority interest in the Operating Partnership	10,142	608	24,865	1,171

Total discontinued operations	$10,727	$3,790	$30,010	$9,823

The carrying net book value of property classified as discontinued operations that were held for sale at September 30, 2005 or were sold during the nine months ended September 30, 2005 aggregated approximately $285.6 million.

Certain other assets were sold during 2004 and the third quarter of 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the Company’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the nine months ended September 30, 2005, the Company determined that 2 properties held for sale, which have now been sold, had a carrying value that was greater than fair value less cost to sell; therefore, an impairment loss related to assets sold of $0.7 million was recognized in the Consolidated Statements of Income for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company recorded impairment losses of $3.6 million related to three properties sold.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.60 million was recorded in the quarter ended June 30, 2005. During the third quarter 2005, impairment of $4.41 million was recorded with respect to an operating property with indicators of impairment.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Land	$1,133	$3,955
Land held for development	4,829	11,612
Buildings and tenant improvements	5,261	29,452
Development in process	—	—
Accumulated depreciation	(1,712)	(3,015)

Net real estate assets	9,511	42,004
Deferred leasing costs, net	48	103
Accrued straight-line rents receivable	116	262
Prepaid expenses and other	7	7

Total assets	$9,682	$42,376

Tenant security deposits, accrued real estate taxes and accrued costs	$160	$207

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic income (loss) per share:
Numerator:
Income from continuing operations	$12,144	$17,324	$25,449	$23,897
Non-convertible preferred stock dividends	(6,699)	(7,713)	(22,125)	(23,139)
Excess of preferred stock redemption cost over carrying value	(4,272)	—	(4,272)	—

Income (loss) from continuing operations available for (loss attributable to) common stockholders	1,173	9,611	(948)	758
Income (loss) from discontinued operations	10,727	3,790	30,010	9,823

Net income (loss)	$11,900	$13,401	$29,062	$10,581

Denominator:
Denominator for basic earnings per share – weighted average shares	53,768	53,400	53,725	53,288

Basic earnings per common share
Income (loss) from continuing operations	$0.02	$0.18	$(0.02)	$0.02
Income (loss) from discontinued operations	0.20	0.07	0.56	0.18

Net income (loss)	$0.22	$0.25	$0.54	$0.20

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10. EARNINGS PER SHARE - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Diluted income (loss) per share: (1)
Numerator:
Income from continuing operations	$12,144	$17,324	$25,449	$23,897
Non-convertible preferred stock dividends	(6,699)	(7,713)	(22,125)	(23,139)
Excess of preferred stock redemption cost over carrying value	(4,272)	—	(4,272)	—
Minority interest in continuing operations	62	1,140	—	197

Income (loss) from continuing operations available for (loss attributable to) common stockholders	1,235	10,751	(948)	955

Income (loss) from discontinued operations	10,727	3,790	30,010	9,823
Minority interest in discontinued operations	1,112	436	—	1,137

Income (loss) from discontinued operations	11,839	4,226	30,010	10,960

Net income (loss) for diluted earnings/(loss) per share:	$13,074	$14,977	$29,062	$11,915

Denominator:
Denominator for basic earnings per share – weighted average shares	53,768	53,400	53,725	53,288
Add:
Stock options	1,009	300	—	346
Warrants	2	4	—	6
Common Units	5,560	6,133	—	6,150
Unvested restricted stock	147	154	—	170

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	60,486	59,991	53,725	59.960

Diluted earnings per common share
Income (loss) from continuing operations	$0.02	$0.18	$(0.02)	$0.02
Income (loss) from discontinued operations	0.20	0.07	0.56	0.18

Net income (loss)	$0.22	$0.25	$0.54	$0.20

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred dividends and preferred stock redemption charge, is the controlling number in determining whether potential common shares are dilutive or antidilutive. Because such potential common shares would be antidilutive to loss from continuing operations allocable to common shareholders, diluted earnings per share is the same as basic earnings per share for the nine months ended September 30, 2005. Potential common shares include stock options, warrants, shares issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 6.7 million shares in the nine months ended September 30, 2005. In addition, potential common shares that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were 1.0 million shares and 3.4 million shares for the three months ended September 30, 2005 and 2004, respectively, and 1.8 million shares and 2.9 million shares for the nine months ended September 30, 2005 and 2004, respectively

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

As of September 30, 2005, the Company’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2005	$257
2006	1,036
2007	1,052
2008	1,070
2009	1,112
Thereafter	36,921

$41,448

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11. COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of September 30, 2005:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through
			11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$58	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$9,499	11/2007
Capital One (3),(10)	Rent (4)	$—	10/2009
Industrial (3),(11)	Rent (4)	$639	12/2006
Industrial Environmental (3),(11)	Rent (4)	$125	Until
			Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$855	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$649	6/2014
RRHWoods, LLC (2),(15)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$532	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$1,268	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at September 30, 2005 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements is $0.8 million as of September 30, 2005.
(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could be required to make under the guarantees was $24.0 million at September 30, 2005. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2005 averaged approximately 3.01% and mature in 2015. Guarantees of $9.2 million will expire upon two industrial buildings becoming 93.8% and 95.0% leased or when the related loans mature. As of September 30, 2005, these buildings were 88.75% and 85.86% leased, respectively. The remaining $6.2 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at September 30, 2005 is 91.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Company’s proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Balance Sheet.

(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing the Company from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Company’s maximum exposure under this master lease was $1.8 million as of September 30, 2005. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of September 30, 2005 is $9.5 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Company recognized $1.3 million of the deferred gain in 2003, $1.7 million during 2004 and an additional $1.4 million in 2005. As of July 2005, there were no remaining circumstances under which the Company could be required to make payments under this guarantee. Accordingly, the remaining deferred gain was recognized in the third quarter of 2005.

(11)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Company agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of September 30, 2005, $0.6 million remains deferred, which represents the Company’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, and reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of September 30, 2005, the Company recorded approximately $0.9 million in other liabilities and $0.9 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee was $1.1 million as of September 30, 2005. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement.

(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of September 30, 2005, the Company expensed its share of the master lease payments totaling $0.02 million and recorded $0.6 million in other liabilities and $0.6 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $3.4 million as of September 30, 2005. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.

(14)	In connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million for approximately 11% of the joint venture’s total square footage. $1.3 million is estimated to remain under the guarantee at September 30, 2005.

(15)	In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $2.9 million to a bank in August 2005, effective November 2005. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50.0% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded $0.06 million in other liabilities and $0.06 million as a deferred charge in other assets on its Consolidated Balance Sheet at September 30, 2005.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11. COMMITMENTS AND CONTINGENCIES – Continued

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

All operations are within the United States and, at September 30, 2005, no tenant of the Wholly Owned Properties comprised more than 4.6% of the Company’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2005 and 2004:

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. SEGMENT INFORMATION – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental and Other Revenues (1):
Office segment	$88,968	$84,737	$266,469	$266,138
Industrial segment	7,374	7,775	22,145	22,332
Retail segment	9,903	9,251	30,593	28,049
Apartment segment	279	263	824	791

Total Rental and Other Revenues	$106,524	$102,026	$320,031	$317,310

Net Operating Income (1):
Office segment	$54,205	$52,845	$168,342	$165,932
Industrial segment	5,587	5,942	16,651	17,012
Retail segment	6,836	6,433	21,268	19,276
Apartment segment	131	121	371	387

Total Net Operating Income	66,759	65,341	206,632	202,607
Reconciliation to (loss)/income before disposition of property, minority interest and equity of unconsolidated affiliates:
Depreciation and amortization	(29,888)	(29,657)	(91,608)	(88,560)
Interest expense	(26,386)	(27,701)	(81,698)	(90,715)
General and administrative expense	(7,430)	(10,674)	(23,913)	(30,384)
Impairment of assets held for use	(4,415)	—	(7,587)	—
Interest and other income	2,136	1,478	5,506	5,086
Settlement of bankruptcy claim	—	14,435	—	14,435
Loss on debt extinguishment	(323)	—	(453)	(12,457)

(Loss)/Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$453	$13,222	$6,879	$12

	September 30, 2005	December 31, 2004
Total Assets:
Office segment	$2,263,059	$2,529,577
Industrial segment	228,619	256,340
Retail segment	258,129	262,515
Apartment segment	16,146	12,207
Corporate and other	139,903	179,019

Total Assets	$2,905,856	$3,239,658

(1)	Net of discontinued operations.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of September 30, 2005, we owned or had an interest in 454 in-service office, industrial and retail properties, encompassing approximately 37.1 million square feet and 514 apartment units. As of that date, we also owned 988 acres of development land, approximately 510 acres of which are considered core holdings. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

The key components affecting our rental revenue stream are dispositions, acquisitions, new developments placed in service, average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases, while average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy percentage of the properties that are acquired, sold or placed in services. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2004 and the first nine months of 2005 or were held for sale at September 30, 2005. Accordingly, any properties sold during 2004 and the first nine months of 2005 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended September 30, 2005

The following table sets forth information regarding our unaudited results of operations for the three months ended September 30, 2005 and 2004 (in millions):

	Three Months Ended September 30,		$ Change	% of Change
	2005	2004
Rental and other revenues	$106.5	$102.0	$4.5	4.4%
Operating expenses:
Rental property and other expenses	39.8	36.7	3.1	8.4
Depreciation and amortization	29.9	29.6	0.3	1.0
Impairment of assets held for use	4.4	—	4.4	100.0
General and administrative	7.4	10.7	(3.3)	(30.8)

Total operating expenses	81.5	77.0	4.5	5.8

Interest expense:
Contractual	24.5	25.5	(1.0)	(3.9)
Amortization of deferred financing costs	0.8	0.8	—	—
Financing obligations	1.1	1.4	(0.3)	(21.4)

	26.4	27.7	(1.3)	(4.7)
Other income:
Interest and other income	2.1	1.5	0.6	40.0
Settlement of bankruptcy claim	—	14.4	(14.4)	(100.0)
Loss on debt extinguishments	(0.3)	—	(0.3)	(100.0)

	1.8	15.9	(14.1)	(88.7)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	0.4	13.2	(12.8)	(97.0)

Gains on disposition of property, net	9.6	2.7	6.9	255.6
Minority interest in the Operating Partnership	—	(1.1)	1.1	100.0
Equity in earnings of unconsolidated affiliates	2.1	2.5	(0.4)	(16.0)

Income from continuing operations	12.1	17.3	(5.2)	(30.1)
Discontinued operations:
Income from discontinued operations, net of minority interest	0.6	3.2	(2.6)	(81.3)
Net gains on sale of discontinued operations, net of minority interest	10.1	0.6	9.5	1,583.3

	10.7	3.8	6.9	181.6

Net income	22.8	21.1	1.7	8.1
Dividends on preferred shares	(6.7)	(7.7)	1.0	13.0
Excess of preferred stock redemption over carrying value	(4.2)	—	(4.2)	(100.0)

Net income available for common stockholders	$11.9	$13.4	$(1.5)	(11.2)%

Rental and Other Revenues

Rental and other revenues increased by $4.5 million in the third quarter of 2005 compared to the third quarter of 2004. This increase primarily related to higher average occupancy and a fully leased new development property was placed in-service in July 2005 offset by higher lease termination fee income in the third quarter of 2004 compared to the third quarter of 2005.

Operating Expenses

The increase in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from a fully leased development property that was placed in-service in July 2005 and increases in utilities and other repairs and maintenance costs and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

During the third quarter of 2005, impairment of $4.4 million was recorded with respect to an operating property with indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. There were no similar impairments on assets held for use during the three months ended September 30, 2004.

The decrease in general and administrative expenses primarily relates to severance costs incurred in the third quarter of 2004 related to the former CEO’s retirement, increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of our financial statements in 2004, and costs related to the evaluation of a strategic transaction in the third quarter of 2004, partly offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs in the third quarter of 2005.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,595 million in the three months ended September 30, 2004 to $1,475 million in the three months ended September 30, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.5% in the three months ended September 30, 2004 to 6.7% in the three months ended September 30, 2005. In addition, capitalized interest was approximately $0.4 million higher in the three months ended September 30, 2005 than in the three months ended September 30, 2004 due to increased development activity and higher average construction and development costs.

Other Income

In the third quarter of 2004, a gain of $14.4 million was recorded from settlement of a bankruptcy claim against WorldCom/MCI, as more fully described in Note 21 to the Consolidated Financial Statements in the 2004 Annual Report.

Gains on Disposition of Property; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $9.6 million in the three months ended September 30, 2005 compared to $2.7 million for the three months ended September 30, 2004. Such gains, if any, depend upon the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. The significant net gain in the third quarter of 2005 primarily related to the sale of all our operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida.

The decrease in equity in earnings from continuing operations of unconsolidated affiliates was primarily due to a land sale in the third quarter of 2004 by the Dallas County Partners joint venture, which contributed approximately $0.5 million to equity in earnings in the third quarter of 2004.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $10.7 million and $3.8 million, net of minority interest, as discontinued operations for the three months ended September 30, 2005 and 2004, respectively. These amounts relate to 5.6 million square feet of office and industrial properties and 117 apartment units sold during 2004 and the first nine months of 2005 and 0.08 million square feet of property held for sale at September 30, 2005. These amounts include gain on the sale of these properties of $10.1 million and $0.6 million, net of minority interest, in the three months ended September 30, 2005 and 2004, respectively.

Preferred Stock Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

We recorded $6.7 million and $7.7 million in Preferred Stock dividends in the third quarters 2005 and 2004, respectively. The reduction was due to the redemption of $130.0 million of Preferred Stock that occurred during the third quarter of 2005. In connection with the redemption of Preferred Stock, the $4.3 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in third quarter of 2005 in accordance with EITF Topic D-42.

Net Income

We recorded net income in the three months ended September 30, 2005 of $22.9 million, compared to $21.1 million in the three months ended September 30, 2004, resulting from the various factors described above.

Nine Months Ended September 30, 2005

The following table sets forth information regarding our results of operations for the nine months ended September 30, 2005 and 2004 (in millions):

	Nine Months Ended September 30,		$ Change	% of Change
	2005	2004
Rental and other revenues	$320.0	$317.3	$2.7	0.9%
Operating expenses:
Rental property and other expenses	113.4	114.7	(1.3)	(1.1)
Depreciation and amortization	91.6	88.5	3.1	3.5
Impairment of assets held for use	7.6	—	7.6	100.0
General and administrative	23.9	30.4	(6.5)	(21.4)

Total operating expenses	236.5	233.6	2.9	1.2

Interest expense:
Contractual	75.1	80.3	(5.2)	(6.5)
Amortization of deferred financing costs	2.5	2.9	(0.4)	(13.8)
Financing obligations	4.1	7.5	(3.4)	(45.3)

	81.7	90.7	(9.0)	(9.9)

Other income/expense:
Interest and other income	5.5	5.1	0.4	7.8
Settlement of bankruptcy claim	—	14.4	(14.4)	(100.0)
Loss on debt extinguishment	(0.4)	(12.5)	12.1	96.8

	5.1	7.0	(1.9)	(27.1)

Income before disposition of property, minority interest, and equity in earnings of unconsolidated affiliates	6.9	0.0	6.9	100.0

Gains on disposition of property, net	11.5	18.8	(7.3)	(38.8)
Minority interest in the Operating Partnership	0.1	(0.2)	0.3	150.0
Equity in earnings of unconsolidated affiliates	6.9	5.3	1.6	30.2

Income from continuing operations	25.4	23.9	1.5	6.3
Discontinued operations:
Income from discontinued operations, net of minority interest	5.1	8.6	(3.5)	(40.9)
Gain on sale of discontinued operations, net of minority interest	24.9	1.2	23.7	1,975.0

	30.0	9.8	20.2	205.9

Net income	55.4	33.7	21.7	64.4
Dividends on preferred shares	(22.1)	(23.1)	1.0	4.3
Excess of preferred stock redemption cost over carrying value	(4.2)	—	(4.2)	(100.0)

Net income available for/(loss attributable to) common stockholders	$29.1	$10.6	$18.5	174.5%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher lease termination fees in the first nine months of 2005 compared to the first nine months of 2004.

Operating Expenses

The decrease in rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) primarily resulted from the disposition of certain properties in 2004 and 2005 that were not included in discontinued operations, partially offset by general inflationary increases, particularly salaries, benefits, utility costs, real estate taxes and insurance and the fact that certain fixed operating expenses do not vary with net changes in our occupancy percentages, such as real estate taxes, insurance and utility rate changes.

Depreciation and amortization from continuing operations increased in the first nine months of 2005 compared to the first nine months of 2004 primarily from normal increases from tenant improvements and deferred leasing costs placed in service subsequent to September 30, 2004, from buildings placed in service in July 2005 and in September 2004, and from adjustments to write off unamortized balances of tenant improvements and deferred leasing costs for early lease terminations, partly offset by the effect from the contribution of properties in 2004 to the HIW-KC Orlando joint venture, as discussed above.

One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $7.6 million was recorded in the first nine months of 2005. During the third quarter of 2005, impairment of $4.4 million was recorded with respect to an additional operating property with indicators of impairment. There were no similar impairments on assets held for use during the nine months ended September 30, 2004.

The decrease in general and administrative expenses primarily relates to severance costs incurred in the first nine months of 2004 related to the former CEO’s retirement, increased costs of personnel and consultants in connection with implementing the Sarbanes-Oxley Act and the restatement of our financial statements in 2004, and costs related to the evaluation of a strategic transaction during the first nine months of 2004, partially offset by higher long-term incentive compensation costs and higher salary, fringe benefit and employee relocation costs.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,682 million in the nine months ended September 30, 2004 to $1,530 million in the nine months ended September 30, 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.4% in the nine months ended September 30, 2004 to 6.7% in the nine months ended September 30, 2005. These decreases were partly offset by $1.3 million in higher capitalized interest in the first nine months of 2005 compared to the first nine months of 2004 due to increased development activity and higher average construction and development costs.

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

Other Income

Loss on debt extinguishments was $12.5 million in 2004, which represented a loss recorded in June 2004 related to the retirement of the $100.0 million principal amount of Exercisable Put Option Notes. The $0.4 million in the first nine months of 2005 represented small losses on the early extinguishment of certain loans that were paid off early as described in Note 5 to the Condensed Consolidated Financial Statements.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $11.5 million in the nine months ended September 30, 2005 compared to $18.7 million for the nine months ended September 30, 2004. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. Most of the net gains in the nine months ended September 30, 2005 primarily related to the sale of all our operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida. Most of the net gains in the nine months ended September 30, 2004 primarily related to our contribution of certain operating properties located in Orlando, Florida to HIW – KC Orlando, LLC.

The increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of an increase related to the formation of the HIW-KC Orlando, LLC joint venture in late June 2004, which contributed approximately $1.3 million of additional equity in earnings from continuing operations of unconsolidated affiliates in the first nine months of 2005. In addition, the Plaza Colonnade, LLC joint venture, which was placed in service in the fourth quarter of 2004, contributed approximately $0.4 million to equity in earnings in the first nine months of 2005.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $30.0 million and $9.8 million, net of minority interest, as discontinued operations for the nine months ended September 30, 2005 and 2004, respectively. These amounts relate to 5.6 million square feet of office and industrial properties and 117 apartment units sold during 2004 and the first nine months of 2005 and 0.08 million square feet of property held for sale at September 30, 2005. These amounts include gain on the sale of these properties of $24.9 million and $1.2 million, net of minority interest, in the nine months ended September 30, 2005 and 2004.

Preferred Stock Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

We recorded $22.1 million and $23.1 million in Preferred Stock dividends in the nine months ended September 30, 2005 and 2004, respectively. The reduction was due to the redemption of $130.0 million of Preferred Stock that occurred during the third quarter of 2005. In connection with the redemption of Preferred Stock, the $4.3 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in the third quarter of 2005 in accordance with EITF Topic D-42.

Net Income

We recorded net income in the nine months ended September 30, 2005 of $55.4 million, compared to $33.7 million in the nine months ended September 30, 2004, resulting from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first nine months of 2004 as compared to the first nine months of 2005 ($ in thousands):

	Nine Months Ended September 30,		Change
	2005	2004
Cash Provided By Operating Activities	$122,263	$131,547	$(9,284)
Cash Provided By Investing Activities	226,830	23,602	203,228
Cash Used In Financing Activities	(372,929)	(156,232)	(216,697)

Total Cash Flows	$(23,836)	$(1,083)	$(22,753)

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

The decrease of $9.3 million in cash provided by operating activities was primarily a result of $7.7 million higher cash flows from operations in the first nine months of 2005 compared to the first nine months of 2004, offset by the $14.4 million cash settlement of a bankruptcy claim in 2004 and from $2.6 million increased use of cash from net changes in operating assets and liabilities in the first nine months of 2005 compared to the first nine months of 2004.

The increase of $203.2 million in cash provided by investing activities was primarily a result of the increase of $230.0 million in proceeds from disposition of real estate assets and a net increase in contributions to and distributions from unconsolidated affiliates of $3.4 million during the nine months ended September 30, 2005 as compared to the same period in 2004, partially offset by an increase of $33.2 million in additions to real estate assets in the first nine months of 2005 compared to the same period in the first nine months of 2004.

The increase of $216.7 million in cash used in financing activities was primarily a result of $92.0 million higher net reductions in debt and financing obligations in 2005 compared to 2004, $130 million in redemption of Preferred Stock in the first nine months of 2005, $9.6 million more in cash paid for redemption of Common Units in the first nine months of 2005 compared to the first nine months of 2004, offset by $12.2 million more in cash paid in connection with debt extinguishments in the first nine months of 2004 compared to the first nine months of 2005.

In 2005, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At September 30, 2005, we had 0.08 million square feet of properties, 117 apartment units and 60.1 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $9.7 million.

Capitalization

The following table sets forth our capitalization as of September 30, 2005 and December 31, 2004 (in thousands, except per share amounts):

	September 30, 2005	December 31, 2004
Mortgages and notes payable, at recorded book value	$1,441,081	$1,572,574
Financing obligations	$34,952	$65,309
Preferred Stock, at liquidation value	$247,445	$377,445

Common Stock and Common Units outstanding	59,523	59,915

Per share stock price at period end	$29.51	$27.70
Market value of Common Stock and Common Units	1,756,524	1,659,646

Total market capitalization with debt	$3,480,002	$3,674,974

Based on our total market capitalization of approximately $3.5 billion at September 30, 2005 (at the September 30, 2005 per share stock price of $29.51 and assuming the redemption for shares of Common Stock of the approximate 5.5 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented approximately 41.4% of our total market capitalization.

Mortgages and notes payable at September 30, 2005 was comprised of $723.1 million of secured indebtedness with a weighted average interest rate of 6.9% and $718.0 million of unsecured indebtedness with a weighted average interest rate of 6.5%. As of September 30, 2005, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.3 billion.

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

Our new revolving credit facility is initially scheduled to mature on May 1, 2009. We have an option to extend the maturity date by one additional year, assuming no default exists and, at any time prior to May 1, 2008, we may request increases in the borrowing availability under the credit facility by up to an additional $100.0 million. The increases in borrowing availability are subject to approval by the lender(s). The interest rate has been reduced from LIBOR plus 105 basis points to LIBOR plus 80 basis points and the annual base facility fee has been reduced from 25 basis points to 20 basis points.

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

In May, July, August and September 2005 and February 2006, we obtained waivers from the lenders under our previous revolving credit facility and our previous bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Stock due to the reclassification of the Preferred Stock from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, we incurred certain loan costs that are capitalized and amortized over the remaining terms of the loans. In November 2005, we amended the $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of our new revolving credit facility, as described above.

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

As of September 30, 2005, our unconsolidated joint ventures had $816.8 million of total assets and $603.2 million of total liabilities as reflected in their financial statements. At September 30, 2005, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.7%. During the nine months ended September 30, 2005, these unconsolidated joint ventures earned $13.5 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $7.0 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of September 30, 2005, our unconsolidated joint ventures had $573.1 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures as of September 30, 2005 ($ in thousands):

Remainder of 2005	$839
2006	5,544
2007	12,622
2008	10,344
2009	14,679
Thereafter	198,914

$242,942

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

Related Party Transactions

We have previously reported that we had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and are currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, we acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on our financial statements as of March 31, 2005. In August 2005, we acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. We believe that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in a decrease to other income of $0.2 million in the first nine months of 2005 and an increase to other income of $0.2 million in the first nine months of 2004. The embedded derivative expired upon the closing of the final land transaction in August 2005.

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

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies and estimates made by management in the nine months ended September 30, 2005. For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2004 Annual Report on Form 10-K.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and which appropriately excludes the cost of capital improvements and related capitalized interest, is as follows:

•	Net income (loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus minority interest;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales and minority interest related to discontinued operations.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

FFO and FFO per share for the three and nine months ended September 30, 2005 and 2004 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$22,871		$21,114		$55,459		$33,720
Dividends to preferred shareholders	(6,699)		(7,713)		(22,125)		(23,139)
Excess of preferred stock redemption cost over carrying value	(4,272)		—		(4,272)		—

Net income applicable to/(loss attributable to) common shareholders	11,900	$0.22	13,401	$0.25	29,062	$0.54	10,581	$0.20
Add/(Deduct):
Depreciation and amortization of real estate assets	29,242	0.48	28,866	0.48	89,581	1.48	86,369	1.44
(Gain)/loss on disposition of depreciable real estate assets	(4,953)	(0.08)	(1,574)	(0.03)	(5,758)	(0.10)	(18,455)	(0.31)
Minority interest from the Operating Partnership in income/(loss) from operations	62	—	1,140	—	(127)	—	197	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,779	0.05	2,407	0.04	8,047	0.13	6,458	0.11
Discontinued operations:
Depreciation and amortization of real estate assets	54	—	3,451	0.06	5,728	0.10	11,662	0.19
(Gain)/loss on sale	(11,193)	(0.19)	(679)	(0.01)	(28,257)	(0.47)	(4,427)	(0.07)
Minority interest from the Operating Partnership in income from discontinued operations	1,112	—	436	—	3,256	—	1,137	—

Funds from operations	$29,003	$0.48	$47,448	$0.79	$101,532	$1.68	$93,522	$1.56

Dividend payout data:
Dividends paid per common share/ common unit	$0.425		$0.425		$1.275		$1.275

As a percentage of funds from operations	88.5%		53.8%		75.9%		81.7%

Weighted average shares outstanding (1)	60,486		59,991		60,358		59,960

(1)	Includes assumed conversion of all potentially dilutive common stock equivalents.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at September 30, 2005.

As of September 30, 2005, we had approximately $1,136 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2005 was approximately $1,220 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2005 would decrease by approximately $59.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2005 would increase by approximately $54.8 million.

As of September 30, 2005, we had approximately $305 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2006, our interest expense would be increased or decreased approximately $3.0 million.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2005, we issued 5,378 shares of Common Stock upon the exchange of 60,000 warrants to purchase our Common Stock at a purchase price of $28.00 per share. Such shares were issued to an accredited investor in a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

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