Form 10-K
period 2005-12-31
HIGHWOODS PROPERTIES INC
filed 2006-06-05
CIK 921082

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of ‘accelerated filer’ and ‘large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of the Registrant’s Common Stock, held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2005 was approximately $1.6 billion. As of April 30, 2006, there were 54,136,934 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held August 3, 2006 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

ITEM 1. BUSINESS

General

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that began operations through a predecessor in 1978. We are one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2005, we:

•	wholly owned 378 in-service office, industrial and retail properties, encompassing approximately 29.8 million rentable square feet, and 96 apartment units;

•	owned an interest (50.0% or less) in 69 in-service office and industrial properties, encompassing approximately 7.2 million rentable square feet, and 418 apartment units. One of these in-service properties is consolidated at December 31, 2005 as more fully described in Notes 1 and 3 to the Consolidated Financial Statements;

•	wholly owned 898 acres of undeveloped land, approximately 500 acres of which are considered core holdings and which are suitable to develop approximately 7.1 million rentable square feet of office, industrial and retail space;

•	were developing or re-developing six wholly owned properties of approximately 543,000 square feet that were under construction or were completed but had not achieved 95% stabilized occupancy;

•	were developing through 50.0% owned joint ventures (a) an office property of approximately 75,000 square feet that was completed in 2005 but had not achieved 95% stabilized occupancy, and (b) an apartment property comprising 332 units; and

•	owned a 50.0% interest in a joint venture that is developing a 156 unit apartment property (this joint venture interest is consolidated – see Notes 1 and 2 to the Consolidated Financial Statements).

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2005, the Company owned 100.0% of the Preferred Units and 90.8% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable by the holder for the cash value of one share of Common Stock or, at the Company’s option, one share of Common Stock. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings that occurred in 1997 and 1998.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604 and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

Our business is the acquisition, development and operation of rental real estate properties. We operate office, industrial and retail properties and apartment units. There are no material inter-segment transactions. See Note 17 to the Consolidated Financial Statements for a summary of the rental income, net operating income and assets for each reportable segment.

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

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of December 31, 2005:

Customer	Rental Square Feet	Annualized Rental Revenue (1)	Percent of Total Annualized Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,526,045	$22,519	5.65%	8.4
AT&T (2)	537,529	10,280	2.58	3.1
PricewaterhouseCoopers	297,795	7,609	1.91	4.3
State of Georgia	356,175	6,882	1.73	3.8
T-Mobile USA	205,855	4,676	1.17	8.1
US Airways (3)	293,007	3,971	1.00	2.0
IBM	188,763	3,768	0.95	0.3
Volvo	278,940	3,752	0.94	3.5
Lockton Companies	145,651	3,701	0.93	9.2
Northern Telecom	246,000	3,651	0.92	2.2
SCI Services, Inc.	162,784	3,450	0.87	11.6
BB&T	227,757	3,127	0.78	6.2
CHS Professional Services	170,524	3,080	0.77	1.1
Metropolitan Life Insurance	174,944	2,659	0.67	6.8
MCI (4)	127,915	2,487	0.62	1.4
Jacob’s Engineering Group, Inc.	164,417	2,269	0.57	10.4
Lifepoint Corporate Services	120,112	2,224	0.56	5.6
ICON Clinical Research	99,163	2,153	0.54	6.4
Vanderbilt University	108,622	2,090	0.52	9.8
The Martin Agency	118,518	2,018	0.51	11.3

Total (5)	5,550,516	$96,366	24.19%	5.8

(1)	Annualized Rental Revenue is rental revenue (base rent plus additional rent based on the level of operating expenses) for the month of December 2005 multiplied by 12.
(2)	On March 5, 2006, AT&T and BellSouth Corporation announced their plans to merge. At December 31, 2005, BellSouth Corporation leased 54,123 square feet from us with $1.0 million in annualized rental revenue.
(3)	On September 12, 2004, US Airways, Inc. and related entities filed voluntary petitions for reorganization under Chapter 11. US Airways’ plan of reorganization under Chapter 11 was confirmed by the US Bankruptcy Court on September 16, 2005, and US Airways completed a merger with America West Airlines on September 27, 2005. US Airways assumed two leases (both of which expire on December 31, 2007), and one lease was amended to expire one year early on December 31, 2006.
(4)	Verizon Communications Inc. acquired MCI, Inc. on January 6, 2006.
(5)	Excludes one property recorded on our Consolidated Balance Sheet that was sold but accounted for as a financing under SFAS No. 66. See Note 3 to the Consolidated Financial Statements.

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

The following table summarizes the changes in square footage in our in-service Wholly Owned Properties during each of the three years ended December 31, 2005:

	2005	2004		2003
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(4,641)	(1,263)		(3,298)
Contributions to Joint Ventures	—	(1,270	)(1)	(291)
Developments Placed In-Service	713	141		191
Redevelopment/Other	(133)	(21)		(221)
Acquisitions	—	1,357	(1)	1,429

Net Change of In-Service Wholly Owned Properties	(4,061)	(1,056)		(2,190)

(1)	Includes 1,270,000 square feet of properties in Orlando, Florida acquired from MG-HIW, LLC in March 2004 and contributed to HIW-KC Orlando, LLC in June 2004.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. Accordingly, we expect to meet our long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our new $350.0 million unsecured revolving credit facility;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by both the Company and the Operating Partnership;

•	the selective disposition of non-core land and other assets; and

•	private equity capital raised from unrelated joint venture partners that may involve the sale or contribution of our Wholly Owned Properties, development projects or development land to joint ventures formed with such partners.

Geographic Diversification. We do not believe that our operations are significantly dependent upon any particular geographic market. Today, including our various joint ventures, our portfolio consists primarily of office and industrial properties throughout the Southeast and retail and office properties in Kansas City, Missouri, including one significant mixed retail and office property, and office properties in Des Moines, Iowa (included in a joint venture).

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

As of December 31, 2005, the Company employed 494 persons.

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

Our performance is subject to risks associated with real estate investment. We are a real estate company that derives most of our income from the ownership and operation of our properties. There are a number of factors that may adversely affect the income that our properties generate, including the following:

•	Economic Downturns. Downturns in the national economy, particularly in the Southeast, generally will negatively impact the demand and rental rates for our properties.

•	Oversupply of Space. An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates.

•	Competitive Properties. If our properties are not as attractive to tenants (in terms of rents, services, condition or location) as other properties that are competitive with ours, we could lose tenants to those properties or receive lower rental rates.

•	Renovation Costs. In order to maintain the quality of our properties and successfully compete against other properties, we periodically have to spend money to maintain, repair and renovate our properties.

•	Customer Risk. Our performance depends on our ability to collect rent from our customers. Our financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business.

•	Reletting Costs. As leases expire, we try to either relet the space to the existing customer or attract a new customer to occupy the space. In either case, we likely will incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease signed likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

•	Regulatory Costs. There are a number of government regulations, including zoning, tax and accessibility laws that apply to the ownership and operation of real estate properties. Compliance with existing and newly adopted regulations may require us to incur significant costs on our properties.

•	Rising Operating Costs. Costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, can rise faster than our ability to increase rental income. While we do receive some additional rent from our tenants that is based on recovering a portion of the operating expenses, generally increased operating expenses will negatively impact our net operating income from the properties. Our revenues and expense recoveries are subject to longer term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses.

•	Fixed Nature of Costs. Most of the costs associated with owning and operating our properties are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in such fixed operating expenses, such as increased real estate taxes or insurance costs, would reduce our net income.

•	Environmental Problems. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The clean up can be costly. The presence of or failure to clean up contamination may adversely affect our ability to sell or lease a property or to borrow funds using a property as collateral.

•	Competition. A number of other major real estate investors with significant capital compete with us. These competitors include publicly-traded REITs, private REITs, private real estate investors and private institutional investment funds.

Future acquisitions and development properties may fail to perform in accordance with our expectations and may require development and renovation costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. However, changing market conditions, including competition from others, may diminish our opportunities for making attractive acquisitions. Once made, our investments may fail to perform in accordance with our expectations. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all.

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

Illiquidity of real estate investments and the tax effect of dispositions could significantly impede our ability to sell assets or to respond to favorable or adverse changes in the performance of our properties. Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. In addition, approximately $1.2 billion of our real assets (undepreciated book value) are encumbered by $721 million in mortgage loans as of December 31, 2005 under which we could incur significant prepayment penalties if such loans were paid off in connection with the sale of the underlying real estate assets. Such loans, even if assumed by a buyer rather than being paid off, could reduce the sale proceeds if we decided to sell such assets.

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

In addition, the sale of certain properties acquired in the J.C. Nichols Company merger in July 1998 would require us to pay corporate-level tax under Section 1374 of the Internal Revenue Code on the built-in gain relating to such properties unless we sold such properties in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. This tax will no longer apply after we have owned the assets for 10 years or more. As a result, we may be limited or restricted in our ability to sell any of these properties even if management determines that such a sale would otherwise be in the best interests of our stockholders. Although we have no current plans to dispose of any properties in a manner that would require us to pay corporate-level tax under Section 1374, we would consider doing so if our management determines that a sale of a property would be in our best interests based on consideration of a number of factors, including the price being offered for the property, the operating performance of the property, the tax consequences of the sale and other factors and circumstances surrounding the proposed sale.

Because holders of our Common Units, including some of our officers and directors, may suffer adverse tax consequences upon the sale of some of our properties, it is possible that we may sometimes make decisions that are not in your best interest. Holders of Common Units may suffer adverse tax consequences upon our sale of certain properties. Therefore, holders of Common Units, including certain of our officers and directors, may have different objectives than our stockholders regarding the appropriate pricing and timing of a property’s sale. Although we are the sole general partner of the Operating Partnership and have the exclusive authority to sell all of our individual Wholly Owned Properties, officers and directors who hold Common Units may seek to influence us not to sell certain properties even if such sale might be financially advantageous to stockholders or influence us to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interests.

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

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to pay dividends to our stockholders. Our existing property and casualty insurance policies are scheduled to expire on June 30, 2006. We are currently in the process of renewing our existing property and casualty insurance policies through June 30, 2007.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the inability to refinance existing indebtedness. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our revolving credit facility, we would likely not be able to borrow any further amounts under the revolving credit facility, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt.

Further, as of the date of this filing, the Operating Partnership has not yet satisfied its requirement under the indenture governing the outstanding notes to file timely SEC reports. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under our revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any note-holder has sent us any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.

If our debt cannot be paid, refinanced or extended at maturity or on any such acceleration, in addition to our failure to repay our debt, we may not be able to pay dividends to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions.

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

Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares. Provisions contained in our charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our Common Stock or purchases of large blocks of our Common Stock, thus limiting the opportunities for our stockholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit. Our charter prohibits direct, indirect or constructive ownership by any person or entity of more than 9.8% of our outstanding capital stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our Board of Directors will be void.

•	Preferred Stock. Our charter authorizes our Board of Directors to issue Preferred Stock in one or more classes and to establish the preferences and rights of any class of Preferred Stock issued. These actions can be taken without stockholder approval. The issuance of Preferred Stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interest.

•	Staggered board. Our Board of Directors is divided into three classes. As a result, each director generally serves for a three-year term. This staggering of our Board may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•	Maryland control share acquisition statute. Maryland’s control share acquisition statute applies to us, which means that persons, entities or related groups that acquire more than 20% of our common stock may not be able to vote such excess shares under certain circumstances if such shares were acquired in one or more transactions not approved by at least two-thirds of our outstanding Common Stock held by disinterested stockholders.

•	Maryland unsolicited takeover statute. Under Maryland law, our Board of Directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•	Anti-takeover protections of Operating Partnership agreement. Upon a change in control of the Company, the limited partnership agreement of the Operating Partnership requires certain acquirers to maintain an UPREIT structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Some change of control transactions involving the Company could require the approval of two-thirds of the limited partners of the Operating Partnership (other than the Company). These provisions may make a change of control transaction involving the Company more complicated and therefore might limit the possibility of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

•	Dilutive effect of stockholder rights plan. We have in effect a stockholder rights plan, which is currently scheduled to expire on October 6, 2007, pursuant to which our existing stockholders would have the ability to acquire additional Common Stock at a significant discount in the event a person or group attempts to acquire us on terms of which our Board of Directors does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders. The rights plan should not interfere with any merger or other business combination the Board of Directors approves since we may generally terminate the plan at any time at nominal cost.

SEC investigation. As previously disclosed, the SEC’s Division of Enforcement has issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. Even though we are cooperating fully, we cannot assure you that the SEC’s Division of Enforcement will not take any action that would adversely affect us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

As of December 31, 2005, we owned 100.0% interests in 378 in-service office, industrial and retail properties, encompassing approximately 29.8 million rentable square feet, and 96 apartment units. The following table sets forth information about our Wholly Owned Properties at December 31, 2005:

	Rentable Square Feet		Occupancy	Percentage of Annualized Rental Revenue (1)
Market				Office	Industrial	Retail	Total
Raleigh (2)	4,232,000		87.5%	15.6%	0.1%	—	15.7%
Atlanta	6,806,000		87.4	11.7	3.7	—	15.4
Kansas City	2,314,000	(3)	92.2	4.3	—	9.6%	13.9
Nashville	2,874,000		94.0	12.9	—	—	12.9
Tampa	2,989,000		87.6	12.4	—	—	12.4
Piedmont Triad (4)	5,589,000		93.1	6.9	3.7	—	10.6
Richmond	1,955,000		94.4	8.3	—	—	8.3
Memphis	1,197,000		88.8	4.9	—	—	4.9
Greenville	1,105,000		73.0	3.3	0.1	—	3.4
Orlando	218,000		100.0	1.2	—	—	1.2
Columbia	426,000		59.0	1.0	—	—	1.0
Other	100,000		56.3	0.3	—	—	0.3

Total (5)	29,805,000		89.1%	82.8%	7.6%	9.6%	100.0%

(1)	Annualized Rental Revenue is rental revenue (base rent plus additional rent based on the level of operating expenses) for the month of December 2005 multiplied by 12.
(2)	Raleigh market encompasses the Raleigh, Cary and Durham metropolitan area.
(3)	Excludes basement space in the Country Club Plaza property of 430,000 square feet.
(4)	Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(5)	Excludes one property recorded on our Consolidated Balance Sheet that was sold but accounted for as a financing under SFAS No. 66. See Note 3 to the Consolidated Financial Statements.

The following table sets forth information about our Wholly Owned Properties and our development properties as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	21,412,000	87.5%	24,628,000	82.7%
Industrial	6,977,000	92.4	7,829,000	90.2
Retail (2)	1,416,000	97.5	1,409,000	97.3

Total or Weighted Average	29,805,000	89.1%	33,866,000	85.0%

Development:
Completed—Not Stabilized (3)
Industrial	—	—	353,000	100.0%
Retail	9,600	87.0%	—	—

Total or Weighted Average	9,600	87.0%	353,000	100.0%

In Process (4)
Office (1)	533,000	37.2%	358,000	100.0%
Retail	—	—	9,600	44.0

Total or Weighted Average	533,000	37.2%	367,600	98.5%

Total:
Office (1)	21,945,000		24,986,000
Industrial	6,977,000		8,182,000
Retail (2)	1,425,600		1,418,600

Total or Weighted Average (4) (5)	30,347,600		34,586,600

(1)	Substantially all of our office properties are located in suburban markets.
(2)	Excludes basement space in the Country Club Plaza property of 430,000 square feet.
(3)	Not stabilized is defined as less than 95.0% occupied or less than a year from completion.
(4)	Excludes a 156-unit multi-family residential development that is 50.0% owned and which is consolidated (see Notes 1 and 2 to the Consolidated Financial Statements). This development commenced in late 2004.
(5)	Excludes properties recorded on our Consolidated Balance Sheet that were sold but accounted for as financings under SFAS No. 66. See Note 3 to the Consolidated Financial Statements.

Development Land

We wholly owned 898 acres of development land as of December 31, 2005. We estimate that we can develop approximately 7.1 million square feet of office, industrial and retail space on the approximately 500 acres that we consider core long term holdings for our future development needs. Our development land is zoned and available for office, industrial or retail development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office, industrial or retail space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risks that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also develop properties other than office, industrial and retail on certain parcels with unrelated joint venture partners. We consider approximately 400 acres of our development land at December 31, 2005 to be non-core assets because this land is not necessary for our foreseeable future development needs. We are actively working to dispose of such non-core development land through sales to other parties or contributions to joint ventures.

Other Properties

As of December 31, 2005, we owned an interest (50.0% or less) in 69 in-service office and industrial properties. We also hold a 20.0% interest in a joint venture that owns an office property located in Tampa Florida; this joint venture is consolidated as a result of our continuing involvement with the property. These properties encompass approximately 7.2 million rentable square feet and 418 apartment units. The following table sets forth information about the stabilized in-service joint venture properties at December 31, 2005:

					Percentage of Annualized Rental Revenue (1)
Market	Rentable Square Feet		Occupancy		Office	Industrial	Retail	Multi-Family	Total
Des Moines	2,315,000	(2)	93.1	%(3)	30.1%	4.3%	1.0%	3.1%	38.5%
Orlando	1,685,000		92.4		26.0	—	—	—	26.0
Atlanta	835,000		93.1		11.1	—	—	—	11.1
Kansas City	713,000		83.5		8.6	—	—	—	8.6
Richmond	413,000		100.0		5.0	—	—	—	5.0
Piedmont Triad (4)	364,000		100.0		3.9	—	—	—	3.9
Raleigh (5)	455,000		99.6		3.6	—	—	—	3.6
Tampa (6)	205,000		100.0		2.0	—	—	—	2.0
Charlotte	148,000		100.0		0.8	—	—	—	0.8
Other	110,000		100.0		0.5	—	—	—	0.5

Total	7,243,000		93.6%		91.6%	4.3%	1.0%	3.1%	100.0%

(1)	Annualized Rental Revenue is rental revenue (base rent plus additional rent based on the level of operating expenses) for the month of December 2005 multiplied by 12.
(2)	Excludes Des Moines’ apartment units.
(3)	Excludes Des Moines’ apartment occupancy percentage of 92.8%.
(4)	Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(5)	Raleigh market encompasses the Raleigh, Cary and Durham metropolitan area.
(6)	We own a 20.0% interest in this joint venture, which is consolidated (see Notes 1 and 3 to the Consolidated Financial Statements).

In addition to the properties described above, as of December 31, 2005, three joint ventures in which we hold 50.0% interests were developing two apartment properties totaling 488 apartment units and had developed a 75,000 square foot office building which was completed but had not yet achieved stabilized occupancy. The following table sets forth information about these properties at December 31, 2005 ($ in thousands):

Property	% Ownership	Market	Rentable Square Feet	Anticipated Total Investment	Investment at 12/31/2005	Pre-leasing		Actual or Estimated Completion Date		Estimated Stabilization Date
Sonoma	50.0%	Des Moines	75,000	$9,364	$8,621	65%		2Q05		2Q06
The Vinings at University Center (1)	50.0%	Charlotte	156 units	11,300	9,324	—		1Q06	(2)	3Q06
Weston Lakeside	50.0%	Raleigh	332 units	33,200	6,795	—		1Q07	(2)	1Q08

Total or Weighted Average			75,000	$53,864	$24,740	65	%(3)

(1)	The Vinings at University Center is currently a 50.0% owned joint venture that is consolidated (see Notes 1 and 2 to the Consolidated Financial Statements).
(2)	Estimated Completion Date is the date the last unit is expected to be delivered.
(3)	Pre-leasing percentage does not include multi-family properties.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our Wholly Owned Properties (excluding apartment units) as of December 31, 2005. The table includes the effects of any early renewals exercised by tenants as of December 31, 2005.

Office Properties (1):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2006 (3)	2,938,849	15.7%	$53,086	$18.06	16.0%
2007	1,672,362	8.9	30,805	18.42	9.4
2008	2,986,977	16.0	49,609	16.61	15.0
2009	2,613,048	14.0	47,625	18.23	14.5
2010	2,327,241	12.4	44,141	18.97	13.4
2011	1,893,159	10.1	33,506	17.70	10.2
2012	1,170,632	6.3	21,593	18.45	6.6
2013	566,233	3.0	10,097	17.83	3.1
2014	451,009	2.4	9,425	20.90	2.9
2015	585,962	3.1	11,559	19.73	3.5
Thereafter	1,513,556	8.1	17,921	11.84	5.4

	18,719,028	100.0%	$329,367	$17.57	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2006 (4)	1,772,916	27.6%	$7,336	$4.14	23.9%
2007	875,152	13.6	5,197	5.94	16.8
2008	995,306	15.4	4,902	4.93	16.0
2009	710,465	11.0	4,235	5.96	13.8
2010	541,555	8.4	1,987	3.67	6.5
2011	322,828	5.0	1,249	3.87	4.1
2012	225,536	3.5	1,133	5.02	3.7
2013	146,784	2.3	750	5.11	2.4
2014	206,731	3.2	1,043	5.05	3.4
2015	137,882	2.1	673	4.88	2.2
Thereafter	511,330	7.9	2,204	4.31	7.2

	6,446,485	100.0%	$30,709	$4.76	100.0%

(1)	Excludes one property recorded on our Consolidated Balance Sheet that was sold but accounted for as a financing under SFAS No. 66.
(2)	Annualized Rental Revenue is rental revenue (base rent plus additional rent based on the level of operating expenses) for the month of December 2005 multiplied by 12.
(3)	Includes 170,000 square feet of leases that are on a month-to-month basis or 0.6% of total annualized rental revenue.
(4)	Includes 127,000 square feet of leases that are on a month-to-month basis or 0.1% of total annualized rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (1)
	($ in thousands)
2006 (2)	119,868	8.6%	$2,591	$21.62	6.8%
2007	75,617	5.4	2,130	28.17	5.6
2008	129,441	9.3	3,744	28.92	9.8
2009	177,913	12.8	4,875	27.40	12.7
2010	105,370	7.6	3,575	33.93	9.3
2011	57,974	4.2	1,805	31.13	4.7
2012	132,034	9.5	3,904	29.57	10.2
2013	109,674	7.9	2,854	26.02	7.4
2014	80,159	5.8	1,453	18.13	3.8
2015	134,858	9.7	4,266	31.63	11.1
Thereafter	266,386	19.2	7,155	26.86	18.6

	1,389,294	100.0%	$38,352	$27.61	100.0%

Total (3):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Rental Revenue Represented by Expiring Leases (1)
	($ in thousands)
2006 (4)	4,831,633	18.1%	$63,013	$13.04	15.8%
2007	2,623,131	9.9	38,132	14.54	9.7
2008	4,111,724	15.5	58,255	14.17	14.6
2009	3,501,426	13.2	56,735	16.20	14.2
2010	2,974,166	11.2	49,703	16.71	12.5
2011	2,273,961	8.6	36,560	16.05	9.2
2012	1,528,202	5.8	26,630	17.23	6.7
2013	822,691	3.1	13,701	16.65	3.4
2014	737,899	2.8	11,921	16.16	3.0
2015	858,702	3.2	16,498	19.21	4.1
Thereafter	2,291,272	8.6	27,280	11.91	6.8

	26,554,807	100.0%	$398,428	$14.99	100.0%

(1)	Annualized Rental Revenue is rental revenue (base rent plus additional rent based on the level of operating expenses) for the month of December 2005 multiplied by 12.
(2)	Includes 4,000 square feet of leases that are on a month-to-month basis or less than 0.1% of total annualized rental revenue.
(3)	Excludes one property recorded on our Consolidated Balance Sheet that was sold but accounted for as a financing under SFAS No. 66.
(4)	Includes 301,000 square feet of leases that are on a month-to-month basis or 0.7% of total annualized rental revenue.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Edward J. Fritsch	47	Director, President and Chief Executive Officer.
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
		Prior to joining us in December 2003, Mr. Stevens was executive vice president, chief financial officer and trustee for Crown American Realty Trust, a public company. Before joining Crown American Realty Trust, Mr. Stevens was director of financial systems development at AlliedSignal, Inc., a large multi-national manufacturer. Mr. Stevens was also an audit partner with Price Waterhouse for approximately seven years. Mr. Stevens currently serves as trustee, chairman of the Audit Committee and member of the Finance Committee of First Potomac Realty Trust, a public company.

Gene H. Anderson	60	Director, Senior Vice President and Regional Manager.
		Mr. Anderson has been a senior vice president since our combination with Anderson Properties, Inc. in February 1997. Mr. Anderson manages our Atlanta operations and oversees our Triad operations. Mr. Anderson served as president of Anderson Properties, Inc. from 1978 to February 1997. Mr. Anderson was past president of the Georgia chapter of the National Association of Industrial and Office Properties and is a national board member of the National Association of Industrial and Office Properties.

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

	2005			2004
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$27.82	$24.27	$.425	$27.64	$25.40	$.425
June 30	30.54	26.15	.425	26.25	20.85	.425
September 30	31.86	28.43	.425	25.08	22.67	.425
December 31	29.91	26.72	.425	27.95	24.81	.425

On April 30, 2006, the last reported stock price of the Common Stock on the NYSE was $31.54 per share and the Company had 1,537 stockholders of record.

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

During 2005, Common Stock dividends totaled $1.70 per share, $0.05 of which represented return of capital for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.24 per share in 2005 and $0.00 per share in 2004.

During the fourth quarter of 2005, the Company did not issue any Common Stock that was not registered under the Securities Act of 1933 nor did it repurchase any Common Stock or Preferred Stock.

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

The Company has an Employee Stock Purchase Plan for all active employees, under which participants may contribute up to 25.0% of their pay for the purchase of Common Stock. Generally, at the end of each three-month offering period, each participant’s account balance is applied to acquire newly issued shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. SEC rules have prohibited us from issuing shares of Common Stock pursuant to the plan under our Form S-8 registration statement since the beginning of 2005 because of the delay in the filing of our SEC reports. As a result, no shares were issued during 2005 under the plan. The administrator for the plan and the Company held $638,657 in cash at December 31, 2005 representing the participants’ deferrals that will be used in the future to acquire newly issued shares for the participants’ accounts in accordance with the terms of the plan when such shares can be issued under our Form S-8 registration statement.

The section under the heading entitled “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 is derived from the Company’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2003, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 is derived from previously issued financial statements. The information in the following table should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included herein ($ in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Rental and other revenues	$410,701	$404,131	$430,047	$440,836	$448,441

Income from continuing operations	$31,171	$24,637	$13,004	$37,178	$67,219

(Loss)/Income from continuing operations available for common stockholders	$(339)	$(6,215)	$(17,848)	$6,326	$36,731

Net income	$62,458	$41,577	$42,649	$80,052	$109,792

Net income available for common stockholders	$30,948	$10,725	$11,797	$49,200	$79,304

Net income per common share – basic:
(Loss)/Income from continuing operations	$(0.01)	$(0.12)	$(0.34)	$0.12	$0.68
Net income	$0.58	$0.20	$0.22	$0.93	$1.47

Net income per common share – diluted:
(Loss)/Income from continuing operations	$(0.01)	$(0.12)	$(0.34)	$0.12	$0.68
Net income	$0.58	$0.20	$0.22	$0.93	$1.46

Dividends declared per common share	$1.70	$1.70	$1.86	$2.34	$2.31

	Year Ended December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$2,908,978	$3,239,658	$3,513,224	$3,745,269	$3,950,918
Total mortgages and notes payable	$1,471,616	$1,572,574	$1,718,274	$1,796,167	$1,964,312
Financing obligations	$34,154	$65,309	$125,777	$122,666	$77,687
Co-venture obligation	$—	$—	$—	$43,511	$40,482

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

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of December 31, 2005, we owned or had an interest in 447 in-service office, industrial and retail properties, encompassing approximately 37.0 million square feet and 514 apartment units and two in-service office and retail development properties that had not yet reached 95% stabilized occupancy aggregating approximately 85,000 square feet. As of that date, we also owned development land and other properties under development as described under ITEM 1 – BUSINESS above. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. During 2005, the average rental rate per square foot on new leases signed in our Wholly Owned Properties was 2.2% lower than the rent under the previous leases (based on straight line rental rates).

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

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income, excluding capital gains, to our stockholders. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and stockholder dividends. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. As of December 31, 2005, we had $721.1 million of secured debt outstanding and $750.5 million of unsecured debt outstanding. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our revolving credit facility. As of May 1, 2006, we had approximately $76 million of additional borrowing availability under our revolving credit facility (excluding the $100.0 million expansion option) and we had approximately $8.0 million in available cash and short-term investments.

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

In May, July, August and September 2005 and February 2006, we obtained waivers from the lenders under our previous revolving credit facility and our previous bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Stock due to the reclassification of the Preferred Stock from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, we incurred certain loan costs that are capitalized and amortized over the remaining terms of the loans. In November 2005, we amended the $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. Both of these loans were paid off in May 2006 in connection with our closing of a new revolving credit facility.

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

RESULTS OF OPERATIONS

Comparison of 2005 to 2004

The following table sets forth information regarding our results of operations for the years ended December 31, 2005 and 2004 ($ in millions). As noted above and as more fully described in Note 1 to the Consolidated Financial Statements, as required by SFAS No. 144, results for the year ended December 31, 2004 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2005 which qualified for discontinued operations presentation.

	Year Ended December 31,		2005 to 2004 $ Change	% Change
	2005	2004
Rental and other revenues	$410.7	$404.1	$6.6	1.6%
Operating expenses:
Rental property and other expenses	146.9	143.2	3.7	2.6
Depreciation and amortization	114.5	113.4	1.1	1.0
Impairment of assets held for use	7.6	—	7.6	100.0
General and administrative	33.1	41.5	(8.4)	(20.2)

Total operating expenses	302.1	298.1	4.0	1.3

Interest expense:
Contractual	99.3	105.5	(6.2)	(5.9)
Amortization of deferred financing costs	3.4	3.7	(0.3)	(8.1)
Financing obligations	5.0	9.9	(4.9)	(49.5)

	107.7	119.1	(11.4)	(9.6)

Other income/expense:
Interest and other income	7.1	6.1	1.0	16.4
Settlement of bankruptcy claim	—	14.4	(14.4)	(100.0)
Loss on debt extinguishments	(0.5)	(12.4)	11.9	96.0

	6.6	8.1	(1.5)	(18.5)

Income (loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	7.5	(5.0)	12.5	250.0
Gains and impairments on disposition of property, net	14.2	21.6	(7.4)	(34.3)
Minority interest in the Operating Partnership	0.1	0.6	(0.5)	(83.3)
Equity in earnings of unconsolidated affiliates	9.3	7.4	1.9	25.7

Income from continuing operations	31.1	24.6	6.5	26.4
Discontinued operations:
Income from discontinued operations, net of minority interest	8.1	14.2	(6.1)	(43.1)
Gains and impairments of discontinued operations, net of minority interest	23.2	2.8	20.4	728.6

	31.3	17.0	14.3	84.0

Net income	62.4	41.6	20.8	50.0
Dividends on preferred stock	(27.2)	(30.9)	3.7	12.0
Excess of preferred stock redemption value over carrying value	(4.3)	—	(4.3)	(100.0)

Net income available for common stockholders	$30.9	$10.7	$20.2	188.8%

Rental and Other Revenues

The $6.6 million increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2005 compared to 2004, revenues contributed from new development properties placed in service during the second half of 2005, and higher termination fee income in 2005. These positive increases were partially offset by a reduction in revenues from sold properties that were not classified as discontinued operations.

As of the date of this filing, we continue to see modest improvements in employment trends in several of our markets and an improving economic climate in the Southeast. There has been modest positive absorption of office space in most of our markets during the past year. Also, we expect to deliver approximately 920,000 square feet of new office, industrial and retail development properties by the end of 2006, which are 38.0% pre-leased as of May 1, 2006. We expect rental and other revenues to decrease slightly in 2006 due to the disposition of certain properties in 2005 and 2006, partially offset by rental and other revenues from the development properties placed in service during the second half of 2005 and those expected to be delivered by the end of 2006.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.7 million in 2005 compared to 2004, primarily as a result of higher average occupancy in 2005 and general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes. These increases were partially offset by a reduction in operating expenses from sold properties that were not classified as discontinued operations.

Our operating margin, defined as rental and other revenue less rental property and other expenses expressed as a percentage of rental and other revenues, decreased from 64.7% in 2004 to 64.3% in 2005. This decrease in margin was primarily caused by operating expenses increasing from inflationary pressures at a higher rate than our rental revenues and operating cost recoveries.

We expect rental and other operating expenses to decrease slightly in 2006 due to the disposition of certain properties in 2005 and 2006. This decrease will be partly offset by inflationary increases in certain fixed operating expenses, particularly higher utility costs and by operating expenses of the development properties placed in service during the second half of 2005 and those expected to be delivered by the end of 2006.

Depreciation and amortization from continuing operations increased slightly in 2005. This slight increase primarily resulted from a relatively higher proportion in 2005 of leasing assets (tenant improvements and deferred leasing costs) which have shorter lives compared to buildings which are depreciated over 40 years. This was partially offset by a reduction in depreciation and amortization from sold properties that were not classified as discontinued operations. We expect depreciation and amortization to decrease slightly in 2006 due to a further net reduction of our Wholly Owned portfolio.

Impairments on assets held for use were $7.6 million in 2005 compared to none in 2004. In 2005 one land parcel and one office property, which are classified as held for use, had indicators of impairment where the carrying value exceeded the sum of projected undiscounted future cash flows. Accordingly, we recognized impairment losses of $7.6 million during the year ended December 31, 2005.

The $8.4 million decrease in general and administrative expenses in 2005 as compared to 2004 primarily relates to (1) $4.6 million recognized in 2004 in connection with a retirement package for our former chief executive officer (see Note 19 to the Consolidated Financial Statements) and (2) a $5.4 million decrease in 2005 compared to 2004 primarily relating to costs of personnel, consultants and our independent auditors in connection with (a) the initial implementation of Section 404 of the Sarbanes-Oxley Act in 2004, (b) evaluation of a strategic transaction in 2004, and (c) the preparation and audit of the restated Consolidated Financial Statements included in our 2004 Annual Report on Form 10K. These decreases were partially offset by $1.6 million net increase primarily related to higher long-term incentive compensation costs, salary and fringe benefit costs and other costs.

In 2006, general and administrative expenses are expected to increase slightly primarily from inflationary increases in compensation, benefits and other costs.

Interest Expense

The $6.2 million decrease in contractual interest was primarily due to a decrease in average borrowings from $1,657 million in 2004 to $1,508 million in 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.46% in 2004 to 6.76% in 2005. The decrease in average debt balances outstanding in 2005 was primarily due to the debt reductions made during 2005 as described in Note 5 to the Consolidated Financial Statements. In addition, capitalized interest in 2005 was approximately $1.9 million higher compared to 2004 due to increased development activity and higher average construction and development costs.

The $4.9 million decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC on March 2, 2004 which eliminated the requirement to record financing obligation interest expense with respect to the Orlando City Group properties after that date (see Note 3 to the Consolidated Financial Statements).

Total interest expense is expected to decline in 2006 primarily due to the reduction in our outstanding debt as discussed under ‘Liquidity and Capital Resources.” In addition, an increase in capitalized interest due to additional development activity is expected to further decrease net interest expense. These declines will be partly offset by expected increases in average interest rates on our variable rate debt in 2006.

Other Income/Expense

In 2004, we received net proceeds of $14.4 million as a result of the settlement of the bankruptcy of WorldCom (See Note 19 to our Consolidated Financial Statements for further discussion on this settlement).

Loss on debt extinguishments decreased $11.9 million from $12.4 million in 2004 to $0.5 million in 2005. In 2004, a $12.3 million loss was recorded related to the retirement of the Exercisable Put Option Notes described in Note 5 to the Consolidated Financial Statements. The $0.5 million of loss in 2005 relates to certain of the loans that were paid off early in 2005 from proceeds raised from disposition activities.

Gains and Impairments on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Gains net of impairments on dispositions of properties not classified as discontinued operations were $14.2 million in 2005 compared to $21.6 million in 2004; the components of net gains are set out in Note 4 to the Consolidated Financial Statements. Gains and impairments are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. Most of the net gains in 2005 primarily related to two transactions described in Note 4 to the Consolidated Financial Statements in which we sold (1) an office building in Raleigh, North Carolina to an owner/user and (2) all of our operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida. The largest amount of the net gains in 2004 primarily related to the transaction described in Notes 2 and 4 to the Consolidated Financial Statements in which we contributed operating properties located in Orlando, Florida to HIW–KC Orlando, LLC.

Minority interest in the continuing operations of the Operating Partnership, after Preferred Unit distributions, decreased from $0.6 million in the year ended December 31, 2004 to $0.1 million in the year ended December 31, 2005 due to a corresponding decrease in the Operating Partnership’s loss from continuing operations after Preferred Unit distributions.

The $1.9 million increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of an increase related to the formation of the HIW-KC Orlando, LLC joint venture in late June 2004, which contributed approximately $1.4 million of additional equity in earnings from continuing operations of unconsolidated affiliates in 2005. In addition, the Plaza Colonnade, LLC joint venture, which was placed in service in the fourth quarter of 2004, contributed approximately $0.3 million more to equity in earnings in 2005 compared to 2004.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $31.3 million and $17.0 million, net of minority interest, as discontinued operations for the years ended December 31, 2005 and 2004, respectively. These amounts pertained to 5.9 million square feet of property and 117 apartment units sold during 2005 and 2004 and 1.9 million square feet of property held for sale at December 31, 2005. These amounts include gains, net of impairments, of discontinued operations of $23.2 million and $2.8 million, net of minority interest, in the years ended December 31, 2005 and 2004, respectively; the components of net gains are set out in Note 4 to the Consolidated Financial Statements.

Preferred Stock Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

We recorded $27.2 million and $30.9 million in Preferred Stock dividends in 2005 and 2004, respectively. The reduction was due to the redemption of $130.0 million of Preferred Stock in the third quarter of 2005. In connection with the redemption of Preferred Stock, the $4.3 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in 2005 in accordance with EITF Topic D-42.

Net Income and Net Income Allocable to Common Stockholders

We recorded net income of $62.4 million in 2005 compared to $41.6 million in 2004, and net income allocable to common stockholders of $30.9 million in 2005 compared to $10.7 million in 2004; these changes resulted from the various factors described above.

Comparison of 2004 to 2003

The following table sets forth information regarding our results of operations for the years ended December 31, 2004 and 2003 ($ in millions). As noted above and as more fully described in Note 1 to the Consolidated Financial Statements, as required by SFAS No. 144, results for the years ended December 31, 2004 and 2003 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2005 which qualified for discontinued operations presentation.

	Year Ended December 31,		2004 to 2003 $ Change	% Change
	2004	2003
Rental and other revenues	$404.1	$430.0	$(25.9)	(6.0)%
Operating expenses:
Rental property and other expenses	143.2	148.2	(5.0)	(3.4)
Depreciation and amortization	113.4	119.8	(6.4)	(5.3)
General and administrative	41.5	25.7	15.8	61.5

Total operating expenses	298.1	293.7	4.4	1.5

Interest expense:
Contractual	105.5	118.8	(13.3)	(11.2)
Amortization of deferred financing costs	3.7	4.4	(0.7)	(15.9)
Financing obligations	9.9	17.7	(7.8)	(44.1)

	119.1	140.9	(21.8)	(15.5)

Other income/expense:
Interest and other income	6.1	5.3	0.8	15.1
Settlement of bankruptcy claim	14.4	—	14.4	100.0
Loss on debt extinguishments	(12.4)	(14.7)	2.3	15.6
Gain on extinguishment of co-venture obligation	—	14.0	(14.0)	(100.0)

	8.1	4.6	3.5	76.1

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	(5.0)	0.0	(5.0)	(100.0)
Gains and impairments on disposition of property, net	21.6	9.6	12.0	125.0
Co-venture expense	—	(3.4)	3.4	100.0
Minority interest in the Operating Partnership	0.6	2.0	(1.4)	(70.0)
Equity in earnings of unconsolidated affiliates	7.4	4.8	2.6	54.2

Income from continuing operations	24.6	13.0	11.6	89.5
Discontinued operations:
Income from discontinued operations, net of minority interest	14.2	19.8	(5.6)	(28.4)
Gains and impairments of discontinued operations, net of minority interest	2.8	9.8	(7.0)	(71.4)

	17.0	29.6	(12.6)	(42.6)

Net income	41.6	42.6	(1.0)	(2.3)
Dividends on preferred stock	(30.9)	(30.9)	—	—

Net income available for common stockholders	$10.7	$11.7	$(1.0)	(8.4)%

Rental and Other Revenues

The $25.9 million decrease in rental and other revenues from continuing operations in 2004 compared to 2003 was primarily the result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations and a decrease of approximately $2.2 million in lease termination fees paid in 2004 from 2003. Partly offsetting these decreases was an increase of approximately $1.2 million in property management fees in 2004 from 2003 due to increased efforts in our third-party management services and the contribution of certain properties to joint ventures in 2004 where we retained the management of the properties and received customary fees.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) decreased $5.0 million in 2004 compared to 2003, primarily as a result of the disposition of certain properties in 2003 and 2004 that were not included in discontinued operations. This decrease was offset by general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes.

Our operating margin, defined as rental and other revenue less rental property and other expenses expressed as a percentage of rental and other revenues, decreased from 65.6% in 2003 to 64.7% in 2004. This decrease in margin was primarily caused by operating expenses increasing from inflationary pressure and other factors at a higher rate than rental revenues.

The $6.4 million decrease in depreciation and amortization from continuing operations is primarily related to the disposition of certain properties in 2003 and 2004, which were not included in discontinued operations. In addition, the contribution of certain properties to a joint venture in 2004 reduced depreciation and amortization by $1.1 million.

The $15.8 million increase in general and administrative expenses in 2004 as compared to 2003 primarily related to (1) $4.6 million recognized in 2004 in connection with a retirement package for our former chief executive officer, as described in Note 19 to the Consolidated Financial Statements; (2) a $7.8 million increase primarily related to costs of personnel, consultants and our independent auditors in connection with (a) the initial implementation of Section 404 of the Sarbanes-Oxley Act, (b) evaluation of a strategic transaction in 2004, and (c) the preparation and audit of the restated Consolidated Financial Statements included in our 2004 Annual Report on Form 10K; and (3) $3.3 million in higher long-term incentive compensation costs, salary, fringe benefit and employee relocation costs and other costs.

Interest Expense

The $13.3 million decrease in contractual interest was primarily due to a decrease in average borrowings from $1,821 million in 2003 to $1,657 million in 2004, primarily due to debt refinancings completed in December 2003 and June 2004 and a decrease in average interest rates on outstanding debt from 6.63% in 2003 to 6.46% in 2004.

The $7.8 million decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC on March 2, 2004 which eliminated the requirement to record financing obligation interest expense with respect to the Orlando City Group properties after that date (see Note 3 to the Consolidated Financial Statements).

Other Income/Expense

In 2004, we received net proceeds of $14.4 million as a result of the settlement of the bankruptcy of WorldCom (See Note 19 to our Consolidated Financial Statements for further discussion on this settlement).

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

In 2003, we recorded a $16.3 million gain on extinguishment of co-venture obligation ($2.4 million of which is included in discontinued operations as a result of reclassifying the prior period presentation of the operations of properties sold in 2005 under FAS No. 144), which relates to the operations of the MG-HIW, LLC non-Orlando City Group properties which were accounted for as a profit-sharing arrangement until July 2003, at which time we acquired our partner’s interest in the non-Orlando City Group properties, as described in Note 3 to the Consolidated Financial Statements.

Gains on Disposition of Property; Co-Venture Expense; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Gains, net of impairments, on dispositions of properties not classified as discontinued operations were $21.6 million in 2004 compared to $9.6 million in 2003; the components of net gains are set out in Note 4 to the Consolidated Financial Statements. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. Most of the net gains in 2004 primarily related to the transaction described in Notes 2 and 4 to the Consolidated Financial Statements in which we contributed operating properties located in Orlando, Florida to HIW-KC Orlando, LLC.

The $3.4 million decrease in co-venture expense was due to our acquisition of our partner’s interest in the non-Orlando City Group properties in July 2003 and the resultant elimination of recording co-venture expense as of that date.

Minority interest in the continuing operations of the Operating Partnership, after Preferred Unit distributions, decreased from $2.0 million in 2003 to $0.6 million in 2004 due to a corresponding decrease in the Operating Partnership’s loss from continuing operations, after Preferred Unit distributions.

The $2.6 million increase in equity in earnings from continuing operations of unconsolidated affiliates was primarily a result of (1) a gain of $1.1 million recognized in 2004 by a certain joint venture related to the disposition of land, of which our portion was $0.5 million; (2) an increase related to the formation of the HIW-KC Orlando, LLC joint venture in 2004, which contributed approximately $1.1 million to equity in earnings from continuing operations of unconsolidated affiliates in 2004; and (3) an increase of $0.9 million related to the addition of three office properties in 2004 to the Highwoods-Markel Associates, LLC joint venture. Partially offsetting these increases was a decrease in average occupancy of buildings owned by certain joint ventures and a land sale by one of our joint ventures in 2003, which resulted in a $0.4 million decrease in equity in earnings from continuing operations of unconsolidated affiliates in 2004 as compared to 2003.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $17.0 million and $29.6 million, net of minority interest, as discontinued operations for 2004 and 2003, respectively. These amounts pertained to 6.6 million square feet of property, 121 apartment units and 122.8 acres of revenue-producing land sold during 2005, 2004 and 2003 and 1.9 million square feet of property held for sale at December 31, 2005. These amounts include gains, net of impairments, of discontinued operations of $2.8 million and $9.8 million, net of minority interest, in 2004 and 2003, respectively; the components of net gains are set out in Note 4 to the Consolidated Financial Statements.

Net Income and Net Income Allocable to Common Stockholders

We recorded net income $41.6 million in 2004 compared to $42.6 million in 2003, and net income allocable to common stockholders of $10.7 million in 2004 compared to $11.8 million in 2003; these changes resulted from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows from 2004 to 2005 ($ in thousands):

	Year Ended December 31,
	2005	2004	Change
Cash Provided by Operating Activities	$154,133	$172,582	$(18,449)
Cash Provided by Investing Activities	200,925	48,188	152,737
Cash Used in Financing Activities	(378,328)	(217,984)	(160,344)

Total Cash Flows	$(23,270)	$2,786	$(26,056)

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

Cash provided by or used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions of capital from our joint ventures. During 2005 and 2004, since our disposition activity outpaced our investment, development and acquisition activity, we recorded positive cash flow from investing activities in both years.

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

The decrease of $18.5 million in cash provided by operating activities was primarily a result of the timing of receipt of revenues and payment of expenses and from lower cash flows from operating activities after adjusting net income for non-cash depreciation and amortization, gains and impairments on disposition of properties, and loss on debt extinguishment.

The increase of $152.7 million in cash provided by investing activities was primarily a result of $196.8 million higher sales of non-core properties in 2005 compared to 2004 offset by $40.8 million in higher additions for real estate assets, largely from new development projects in 2005, and by an $11.8 million decrease in other investing activities which represented an increase in restricted cash caused by a cash escrow established to un-encumber a secured property that was sold.

Cash used in financing activities increased $160.3 million from 2004 to 2005. In 2005 compared to 2004, net repayments on our revolving credit facility, mortgages and notes payable increased by $98.4 million, cash paid for the repurchase of Common Stock and Common Units increased by $10.2 million, and cash used to redeem Preferred Stock increased $130.0 million. Offsetting these increased uses of cash were a reduction in cash paid on financing obligations of $62.4 million (see Note 3 to the Consolidated Financial Statements) and a $12.2 million reduction in cash paid for debt extinguishments.

During 2006, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in 2006 are expected to be positive based on our expected level of property dispositions, net of cash used for development, capitalized leasing and tenant improvement costs. Positive cash flows from operating and investing activities in 2006 are expected to be used to pay stockholder and unitholder distributions, scheduled debt maturities, principal amortization payments and pay-down of debt and redemption of Preferred Stock (see Note 9 to the Consolidated Financial Statements).

Capitalization

The following table sets forth our capitalization as of December 31, 2005 and December 31, 2004 (in thousands, except per share amounts):

	December 31, 2005	December 31, 2004
Mortgages and notes payable, at recorded book value	$1,471,616	$1,572,574
Financing obligations	$34,154	$65,309
Preferred Stock, at liquidation value	$247,445	$377,445

Common Stock and Common Units outstanding	59,479	59,915

Per share stock price at period end	$28.45	$27.70
Market value of Common Stock and Common Units	$1,692,178	$1,659,646

Total market capitalization with debt	$3,445,393	$3,674,974

Based on our total market capitalization of approximately $3.4 billion at December 31, 2005 (at the December 31, 2005 per share stock price of $28.45 and assuming the redemption for shares of Common Stock of the approximate 5.45 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented 42.7% of our total market capitalization. Mortgages and notes payable at December 31, 2005 was comprised of $721.1 million of secured indebtedness with a weighted average interest rate of 6.9% and $750.5 million of unsecured indebtedness with a weighted average interest rate of 6.6%. As of December 31, 2005, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2005 ($ in thousands):

	Total	Amounts due during year ending December 31,					Thereafter
		2006	2007	2008	2009	2010
Mortgages and Notes Payable	$1,958,663	$507,198	$204,160	$174,076	$276,171	$168,510	$628,548
Financing Obligations:
SF-HIW Harborview, LP financing obligation (1)	14,983	—	—	—	—	—	14,983
Tax Increment Financing obligation (2)	30,557	2,192	2,182	2,182	2,182	2,182	19,637
Other Long Term Liabilities Reflected on the Balance Sheet:
Capitalized lease obligations	274	175	86	13	—	—	—
Plaza Colonnade lease guarantee (3)	51	—	—	—	51	—	—
Highwoods DLF 97/26 DLF 99/32 LP lease guarantee (3)	798	—	—	798	—	—	—
RRHWoods and Dallas County Partners lease guarantee (3)	104	—	—	—	—	—	104
RRHWoods, LLC (3)	63	—	—	—	63	—	—
Industrial Portfolio lease guarantee (4)	506	506	—	—	—	—	—
Industrial environmental guarantee (3)	125	—	—	—	—	—	125
Eastshore lease guarantee (4)	8,431	4,354	4,077	—	—	—	—
DLF payable (5)	4,066	515	526	536	546	556	1,387
KC Orlando, LLC lease guarantee (3)	512	92	97	97	97	97	32
KC Orlando, LLC accrued lease commissions, tenant improvements and building improvements (3)	610	610	—	—	—	—	—
Operating Lease Obligations:
Land leases (3)	40,976	999	1,011	1,027	1,067	1,085	35,787
Purchase Obligations:
Completion contracts (3)	17,797	17,797	—	—	—	—	—

Total (6)	$2,078,516	$534,438	$212,139	$178,729	$280,177	$172,430	$700,603

(1)	This liability represents our financing obligation to our partner in the respective joint venture as a result of accounting for this transaction as a financing arrangement. See Note 3 to the Consolidated Financial Statements for further discussion.
(2)	In connection with tax increment financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a financing obligation in the balance sheet. We also receive special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.
(3)	See Note 15 to the Consolidated Financial Statements for further discussion.
(4)	These liabilities represent gains that were deferred in accordance with SFAS No. 66 when we sold these properties to third parties. We defer gains on sales of real estate up to our maximum exposure to contingent loss. See Note 15 to the Consolidated Financial Statements for further discussion.
(5)	Represents a fixed obligation we owe our partner in Highwoods DLF 98/29, LP. This amount arose from an excess contribution from our partner at the formation of the joint venture and is recorded in other liabilities. See Note 2 to the Consolidated Financial Statements for further discussion.
(6)	Interest components of the contractual obligations are based on the stated fixed rates in the instruments; for floating rate debt, interest is computed using the current rate in effect at December 31, 2005.

Refinancings and Preferred Stock Redemptions in 2005 and First Quarter of 2006

During 2005 and the first quarter of 2006, we paid off $196.2 million of outstanding loans, excluding any normal debt amortization, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20.0 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Shares and 3.2 million of our outstanding Series B Preferred Shares, aggregating $180.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were made primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders. These reductions amounted to $4.3 million and $1.7 million for the third quarter 2005 and first quarter 2006, respectively.

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

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. At December 31, 2005, remaining commitments under contractual purchase obligations for these capital expenditures aggregated approximately $17.8 million. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects as of May 15, 2006 are approximately $200 million. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an interest of 50.0% or less. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing and/or profit-sharing arrangements (see Notes 1, 2 and 3 to the Consolidated Financial Statements).

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

As of December 31, 2005, our unconsolidated joint ventures had $816.8 million of total assets and $607.9 million of total liabilities as reflected in their financial statements. At December 31, 2005, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.7%. During 2005, these unconsolidated joint ventures earned $18.7 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $9.3 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of December 31, 2005, our unconsolidated joint ventures had $573.4 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures as of December 31, 2005 ($ in thousands):

2006	$5,544
2007	12,622
2008	11,488
2009	14,679
2010	11,439
Thereafter	187,475

$243,247

In connection with the Des Moines joint ventures, we guaranteed certain debt and the maximum potential amount of future payments that we could be required to make under the guarantees is $20.1 million. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2005 averaged 3.01%, and mature in 2015. A guarantee of $5.5 million of debt of the Des Moines joint ventures will expire upon an industrial building becoming 95.0% leased or when the related loan matures. As of December 31, 2005, this building was 87.0% leased. The remaining $6.0 million in guarantees of debt of the Des Moines joint ventures relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at December 31, 2005 was 90.0%. If the joint ventures are unable to repay the outstanding balances under the loans that we have guaranteed, we will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist that enable us to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

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

On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing us from our former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. We and our joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. Our maximum exposure under this master lease is $1.7 million. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

On March 30, 2004, the Industrial Development Authority of the City of Kansas City, Missouri issued $18.5 million in non-recourse bonds to finance public improvements made by the Plaza Colonnade, LLC joint venture for the benefit of the Kansas City Missouri Public Library. Since the joint venture leases the land for the office building from the library, the joint venture was obligated to build certain public improvements. The net bond proceeds were $18.1 million and have and will be used for project and debt service costs. The joint venture has recorded this obligation on its balance sheet. The bonds are ultimately paid by the tax increment financing revenue generated by the building and its tenants.

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, and reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of December 31, 2005, we have recorded $0.8 million in other liabilities and $0.8 million as a deferred charge in other assets on our Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regard to this guarantee was $1.1 million as of December 31, 2005. No recourse provisions exist to enable us to recover any amounts paid to the joint venture under this lease guarantee arrangement.

On December 29, 2003, we contributed three in-service office properties encompassing 290,853 rentable square feet at an agreed upon value of $35.6 million to the existing Highwoods-Markel Associates, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain its 50.0% ownership interest and the joint venture borrowed and refinanced $40.0 million from a third party lender. We retained our 50.0% ownership interest in the joint venture and received net cash proceeds of $31.9 million. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions.

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

On February 25, 2004, we and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LP, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,100 square feet located in the Central Perimeter sub-market of Atlanta. At December 31, 2005, the buildings were 93.1% occupied. We contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. We are the manager and leasing agent for this property and receive customary management fees and leasing commissions. The acquisition also included 2.9 acres of development land.

RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, we and our partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of December 31, 2005, we expensed our share of the master lease payments totaling $0.02 million and recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on our Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make based on the current leases in place is approximately $3.3 million as of December 31, 2005. The likelihood of us paying on our $0.8 million guarantee is remote since the joint ventures currently satisfy the minimum debt coverage ratio and should we be required to pay our portion of the guarantee, we would recover the $0.8 million from other joint venture assets.

On June 28, 2004, Kapital-Consult, a European investment firm, bought an interest in HIW-KC Orlando, LLC, an entity formed by us. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida which were valued under the joint venture agreement at $212.0 million, including amounts related to our guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Our partner contributed $42.1 million in cash and received a 60.0% equity interest in the entity. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the original $136.2 million loan. We retained a 40.0% equity interest in the joint venture and received net cash proceeds of $46.6 million, of which $33.0 million was used to pay down our revolving credit facility and $13.6 million was used to pay down additional debt. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, we included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, we agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. During 2004 and 2005, we paid $3.5 million in re-tenanting costs related to this guarantee. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and we recognized a $15.9 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

On September 27, 2004, we and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which we have a 50.0% ownership interest. On June 29, 2005, we contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash; immediately thereafter, the joint venture distributed approximately $1.9 million to us and we recorded a gain of $0.5 million. Crosland will develop, manage and operate this joint venture, which is now constructing approximately 332 rental residential units at a total estimated cost of approximately $33 million expected to be completed by the second quarter of 2007. Crosland will receive 3.25% of all project costs other than land as a development fee and 3.5% of gross revenue of the joint venture in management fees. The joint venture is financing the development with a $28.4 million construction loan that is guaranteed by Crosland. We are providing certain development services for the project and will receive a fee equal to 1.0% of all project costs excluding land. We account for this joint venture using the equity method of accounting.

On December 22, 2004, we and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. We contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan contributed $1.1 million in the form of non-interest bearing promissory notes for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land. Easlan has guaranteed this construction loan, and at December 31, 2005, $7.7 million had been borrowed on the loan. The construction of the apartments was completed in the first quarter of 2006. Easlan is the manager and leasing agent for these apartment units and receives customary management fees and leasing commissions. We have received development fees throughout the construction project and will receive management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. We are currently consolidating this joint venture (see Notes 1 and 2 to the Consolidated Financial Statements). Accordingly, our Consolidated Balance Sheet at December 31, 2005 includes $9.2 million of development in process and a $7.7 million construction note payable.

Financing and Profit-Sharing Arrangements

The following summarizes sale transactions in 2000 and 2002 that were or continue to be accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 of SFAS No. 66.

  - SF-HIW Harborview, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, we entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 99.6% at December 31, 2005. We also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $0.7 million at December 31, 2005. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction, as described in Note 1 to the Consolidated Financial Statements. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our books. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $15.0 million at December 31, 2005, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014 as interest expense on financing obligations. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($0.1 million, $0.1 million and $0.4 million was expensed during the years ended December 31, 2005, 2004 and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties is a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc.

In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $8.4 million as of December 31, 2005. No payments were made during 2003 or 2002 in respect of these rent guarantees. However, in June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate. We expect to make additional payments beginning in June 2006 of approximately $0.1 million per month due to the tenant vacating space in one of the three buildings as of May 31, 2006. These payments will continue until the earlier of the end of the guarantee period or until replacement tenants are in place and paying amounts equal to or more than the current tenant.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction has been accounted for as a financing transaction following the accounting method described in Note 1 to the Consolidated Financial Statements through July 2005 (see below). Accordingly, through July 2005, the assets, liabilities and operations were included in the Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded which represented the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, was allocated 100.0% to the owner as interest expense on financing obligations. Payments made under the rent guarantees were charged to expense as incurred. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $1.7 million in gain was recognized in 2005 and additional gain will be recognized in 2006 and 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

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

The Non-Orlando City Group consisted of 15 properties encompassing 1.3 million square feet and were located in Atlanta, Raleigh and Tampa. Based on the nature and extent of certain rental guarantees made by us with respect to these properties, the transaction did not qualify for sale treatment under SFAS No. 66. The transaction was accounted for as a profit-sharing arrangement, and accordingly, the assets, liabilities and operations of the properties remained on our books and a co-venture obligation was established for the amount of equity contributed by Miller Global related to the Non-Orlando City Group properties. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global and reported as “co-venture expense” in our Consolidated Financial Statements. We continued to depreciate the properties and record all of the depreciation on our books. In addition to the co-venture expense, we recorded expense of $1.3 million and $0.7 million related to payments made under the rental guarantees for the years ended December 31, 2003 and 2002, respectively. No payments were made under the rental guarantees for the year ended December 31, 2004.

On July 29, 2003, we acquired our partner’s 80.0% equity interest in the Non-Orlando City Group. We paid Miller Global $28.1 million in cash, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. We recognized a $16.3 million gain on the settlement of the $43.5 million co-venture obligation; $2.4 million of this gain is included in discontinued operations as a result of reclassifying the prior period results of operations of certain properties sold in 2005 under FAS No. 144.

With respect to the Orlando City Group, which consisted of five properties encompassing 1.3 million square feet located in the central business district of Orlando, we assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, we guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. The contribution of these Orlando properties was accounted for as a financing arrangement under SFAS No. 66. Consequently, the assets, liabilities and operations related to the properties remained on our books and a financing obligation was established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global and reported as interest on financing obligation in our Consolidated Financial Statements. This financing obligation was also adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equaled at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. We recorded interest expense on the financing obligation of $3.2 million and $11.6 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees, for the years ended 2004 and 2003, respectively. We continued to depreciate the Orlando properties and record all of the depreciation on our books.

On July 29, 2003, we also entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. On March 2, 2004, we exercised our option and acquired our partner’s 80.0% equity interest in the Orlando City Group. At the closing of the transaction, we paid our partner, Miller Global, $62.5 million, assumed the existing $136.2 million loan and a $7.5 million letter of credit previously delivered to the seller in connection with the original execution of the option agreement was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for the IRR guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation. As previously described, in June 2004 we contributed these assets to HIW-KC Orlando, LLC in exchange for a 40.0% interest in the joint venture.

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

Related Party Transactions

We have previously reported that we had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and are currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, we acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on our financial statements as of December 31, 2004. In August 2005, we acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. We believe that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in decreases to other income of $0.7 million, $0.4 million and $0.2 million in 2003, 2004 and 2005, respectively. The embedded derivative expired upon the closing of the final land transaction in August 2005.

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

The policies and estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2005. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors.

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

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on our acquisitions since the adoption of SFAS No. 141 and SFAS No. 142, we have deemed tenant relationships to be immaterial and have not allocated any amounts to this intangible asset. We will evaluate these items in future transactions.

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

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as discontinued operations because the expected cash flows related to these management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenant, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Property Operating Expense Recoveries

We receive additional rent from tenants in the form of property operating cost recoveries (or cost reimbursements) which are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays a share of operating and administrative expenses and real estate taxes, as determined in each lease.

The computation of such additional rent due from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computations. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We also make adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year. The net amounts of any such adjustments have not been material in the years presented.

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

FFO and FFO per share for the years ended December 31, 2005, 2004 and 2003 are summarized in the following table ($ in thousands, except per share amounts):

	2005		2004		2003
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$62,458		$41,577		$42,649
Dividends to preferred shareholders	(27,238)		(30,852)		(30,852)
Excess of Preferred Stock redemption cost over carrying value	(4,272)		—		—

Net income applicable to common shareholders	30,948	$0.58	10,725	$0.20	11,797	$0.22
Add/(Deduct):
Depreciation and amortization of real estate assets	111,859	1.85	110,539	1.84	116,937	1.95
Gains on disposition of depreciable properties	(7,692)	(0.13)	(18,880)	(0.31)	(8,572)	(0.14)
Minority interest from the Operating Partnership in income from operations	(112)	—	(611)	—	(2,074)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	10,989	0.18	9,044	0.15	7,469	0.12
Discontinued operations:
Depreciation and amortization of real estate assets	11,964	0.20	20,767	0.35	23,611	0.40
Gains on disposition of depreciable properties	(34,128)	(0.57)	(9,380)	(0.16)	(10,874)	(0.18)
Minority interest from the Operating Partnership in income from discontinued operations	3,393	—	1,956	—	3,424	—

Funds from operations	$127,221	$2.11	$124,160	$2.07	$141,718	$2.37

Dividend payout data:
Dividends paid per common share/common unit	$1.70		$1.70		$1.86

As a percentage of funds from operations	80.6%		82.1%		78.5%

Weighted average shares outstanding (1)	60,301		60,024		59,911

(1)	Includes assumed conversion of all potentially dilutive common stock equivalents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future effects, but only indicators of reasonably possible effects. As a result, actual future results may differ materially from those presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at December 31, 2005.

As of December 31, 2005, we had approximately $1,127 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2005 was approximately $1,219 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2005 would decrease by approximately $51.3 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2005 would increase by approximately $55.4 million.

As of December 31, 2005, we had approximately $344.5 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2006, our interest expense would be increased or decreased approximately $3.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 60 for Index to Consolidated Financial Statements and Supplementary Data.

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

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Under the supervision of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of our work to assess the effectiveness of internal control over financial reporting, we have identified the following material weaknesses at December 31, 2005:

•	Real estate asset and lease incentive accounting. Material weaknesses existed in the design of our real estate asset and lease incentive accounting processes, including: (a) ineffective and inadequate policies and procedures to reasonably assure compliance with GAAP; (b) inadequate controls to reasonably assure proper accrual, classification and close out of completed tenant improvements at the lease start date; (c) inadequate controls to reasonably assure the proper identification, classification and recording of lease incentives; and (d) inadequate controls to reasonably assure proper allocation of purchase price in real estate acquisitions. These material weaknesses also have the possibility of impacting the accounts of all joint ventures for which we are primarily responsible for the preparation of financial statements, which in turn could affect the equity in earnings of unconsolidated affiliates in our consolidated financial statements for those joint ventures. Additionally, the inadequate design of controls to reasonably assure proper approval at an appropriate level of authority of construction contracts and change orders for development projects is a material weakness.

•	Journal entry approval and financial statement close processes. A material weakness existed in the design of our journal entry approval process, including (a) inadequate procedures to reasonably assure journal entries are reviewed and approved; and (b) the users of our general ledger system having a broad ability to record and delete journal entries. Risks associated with this weakness could include a broad range of material misstatements to our consolidated financial statements. Additionally, our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating the restatement adjustments recorded in connection with our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K that have an ongoing effect on our historical consolidated financial statements constitute a material weakness in the design of our financial close process. Risks associated with the manually prepared spreadsheets include: (a) the possibility of errors in spreadsheet formulas; (b) the possible omission or improper recording of restatement adjustments; (c) the possibility of errors in the calculation of gains and losses on sales of real estate assets associated with restatement adjustments; and (d) an inability to obtain timely interim financial statements.

As a result of the identified material weaknesses, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highwoods Properties, Inc.

Raleigh, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Highwoods Properties, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Real estate asset and lease incentive accounting. Material weaknesses existed in the design of the Company’s real estate asset and lease incentive accounting processes, including: (a) ineffective and inadequate policies and procedures to reasonably assure compliance with GAAP; (b) inadequate controls to reasonably assure proper accrual, classification and close out of completed tenant improvements at the lease start date; (c) inadequate controls to reasonably assure the proper identification, classification and recording of lease incentives; and (d) inadequate controls to reasonably assure proper allocation of purchase price in real estate acquisitions. These material weaknesses also have the possibility of impacting the accounts of all joint ventures for which the Company is primarily responsible for the preparation of financial statements, which in turn could affect the equity in earnings of unconsolidated affiliates in the Company’s consolidated financial statements for those joint ventures. Additionally, the inadequate design of controls to reasonably assure proper approval at an appropriate level of authority of construction contracts and change orders for development projects is a material weakness.

•	Journal entry approval and financial statement close processes. A material weakness existed in the design of the Company’s journal entry approval process, including (a) inadequate procedures to reasonably assure journal entries are reviewed and approved; and (b) the users of the general ledger system having a broad ability to record and delete journal entries. Risks associated with this weakness could include a broad range of material misstatements to the Company’s consolidated financial statements. Additionally, the use of and dependence upon manually prepared spreadsheets by the Company in accumulating and consolidating the restatement adjustments recorded in connection with the Company’s amended 2003 Annual Report and the Company’s 2004 Annual Report on Form 10-K that have an ongoing effect on the Company’s historical consolidated financial statements constitute a material weakness in the design of the Company’s financial close process. Risks associated with the manually prepared spreadsheets include: (a) the possibility of errors in spreadsheet formulas; (b) the possible omission or improper recording of restatement adjustments; (c) the possibility of errors in the calculation of gains and losses on sales of real estate assets associated with restatement adjustments; and (d) an inability to obtain timely interim financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and our report dated June 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

June 2, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As reported in Item 9A of our 2004 Annual Report on Form 10-K, our management reported that the Company’s internal control over financial reporting was not effective as of December 31, 2004 due to material weaknesses that existed as of such date in: (1) our accounting processes for capitalizing interest and carrying costs during lease-up and internal leasing, development and construction costs; (2) our fixed asset and lease incentive accounting processes; and (3) our financial statement close process. The first two material weaknesses also could affect the equity in earnings of unconsolidated affiliates in our Consolidated Financial Statements for those joint ventures for which we are primarily responsible for the preparation of financial statements.

As discussed above, the Company’s internal control over financial reporting was not effective as of December 31, 2005 due to material weaknesses that existed as of such date in: (1) our real estate asset and lease incentive accounting processes, and (2) our journal entry approval and financial statement close processes.

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

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based solely on the material weaknesses described above, our CEO and CFO do not believe that our disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our executive officers and directors and the code of ethics that applies to our chief executive officer and our senior financial officers is incorporated herein by reference to the Company’s Proxy Statement with respect to our annual meeting of stockholders to be held on August 3, 2006. See Item X in Part I of this Annual Report for biographical information regarding our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of our directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement with respect to our annual meeting of stockholders to be held on August 3, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of our Common Stock and our equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement with respect to our annual meeting of stockholders to be held on August 3, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain relationships and related transactions is incorporated herein by reference to the Company’s Proxy Statement with respect to our annual meeting of stockholders to be held on August 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firms is incorporated herein by reference to the Company’s Proxy Statement with respect to our annual meeting of stockholders to be held on August 3, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the Index of Financial Statements and Supplementary Data on page 56 for a list of the consolidated financial statements and schedules included in this report.

EXHIBITS

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Company (filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998)

3.2	Amended and Restated Bylaws of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

4.1	Indenture among the Operating Partnership, the Company and First Union National Bank of North Carolina dated as of December 1, 1996 (filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996)

4.2	Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent (filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997)

4.3	Amendment No. 1, dated as of October 7, 2003, to the Rights Agreement, dated as of October 7, 1997, between the Company and Wachovia Bank, N.A., as rights agent (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.1	Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.2	Amendment No. 1, dated as of July 22, 2004, to the Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Amended and Restated 1994 Stock Option Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.4	Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.5	Form of warrants to purchase Common Stock of the Company issued to former shareholders of Associated Capital Properties, Inc. (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.6	1999 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	2005 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Agreement among Winston-Salem Industrial, LLC, the Operating Partnership and G-T Gateway, LLC, effective as of January 28, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9	Agreement among the Operating Partnership, John L. Turner and Robert Goldman, effective as of January 28, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit	Description of Document
10.10	Agreement among the Operating Partnership, John L. Turner, Robert Goldman and Henry P. Royster, Jr., effective as of February 11, 2005 (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lender named therein, dated May 1, 2006 (filed as part of the Company’s Current Report on Form 8-K dated May 1, 2006)

21	Schedule of subsidiaries of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highwoods Properties, Inc.

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheet of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedules as of and for the year ended December 31, 2005 listed in the Index at Item 15, page 60. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

June 2, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Highwoods Properties, Inc.

We have audited the accompanying consolidated balance sheet of Highwoods Properties, Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules as of December 31, 2004 and 2003 and for the years then ended listed in the Index at Item 15, page 60. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highwoods Properties, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina

June 2, 2006

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets:
Real estate assets, at cost:
Land	$344,556	$387,659
Buildings and tenant improvements	2,523,848	2,753,667
Development in process	28,727	26,439
Land held for development	152,312	175,308
Furniture, fixtures and equipment	22,467	22,403

	3,071,910	3,365,476
Less – accumulated depreciation	(564,827)	(569,667)

Net real estate assets	2,507,083	2,795,809
Real estate and other assets, net of accumulated depreciation, held for sale	148,029	185,778
Cash and cash equivalents	1,212	24,482
Restricted cash	16,223	3,875
Accounts receivable, net of allowance of $1,618 and $1,171, respectively	24,201	15,423
Notes receivable	9,232	8,447
Accrued straight-line rents receivable, net of allowance of $609 and $1,422, respectively	60,938	59,496
Investments in unconsolidated affiliates	69,247	72,610
Deferred financing and leasing costs, net	59,487	63,536
Prepaid expenses and other	13,326	10,202

Total Assets	$2,908,978	$3,239,658

Liabilities, Minority Interest in the Operating Partnership and Stockholders’ Equity:
Mortgages and notes payable	$1,471,616	$1,572,574
Accounts payable, accrued expenses and other liabilities	127,455	119,935
Financing obligations	34,154	65,309

Total Liabilities	1,633,225	1,757,818
Minority interest in the Operating Partnership	94,134	113,730
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at December 31, 2005 and 2004	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 5,700,000 and 6,900,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	142,500	172,500
8% Series D Cumulative Redeemable Preferred Shares (liquidation preference $250 per share), no shares and 400,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	100,000
Common stock, $.01 par value, 200,000,000 authorized shares; 54,028,507 and 53,813,422 shares issued and outstanding at December 31, 2005 and 2004, respectively	540	538
Additional paid-in capital	1,419,683	1,416,130
Distributions in excess of net earnings	(479,901)	(419,078)
Accumulated other comprehensive loss	(2,212)	(2,814)
Deferred compensation	(3,936)	(4,111)

Total Stockholders’ Equity	1,181,619	1,368,110

Total Liabilities, Minority Interest in the Operating Partnership and Stockholders’ Equity	$2,908,978	$3,239,658

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Rental and other revenues	$410,701	$404,131	$430,047

Operating expenses:
Rental property and other expenses	146,925	143,168	148,196
Depreciation and amortization	114,493	113,418	119,807
Impairment of assets held for use	7,587	—	—
General and administrative	33,063	41,485	25,739

Total operating expenses	302,068	298,071	293,742

Interest expense:
Contractual	99,304	105,491	118,840
Amortization of deferred financing costs	3,372	3,698	4,398
Financing obligations	5,032	9,999	17,691

	107,708	119,188	140,929

Other income/(expense):
Interest and other income	7,112	6,142	5,322
Settlement of bankruptcy claim	—	14,435	—
Loss on debt extinguishments	(453)	(12,457)	(14,653)
Gain on extinguishment of co-venture obligation	—	—	13,940

	6,659	8,120	4,609

Income/(loss) before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	7,584	(5,008)	(15)
Gains and impairments on disposition of property, net	14,172	21,636	9,552
Co-venture expense	—	—	(3,367)
Minority interest in the Operating Partnership	112	611	2,074
Equity in earnings of unconsolidated affiliates	9,303	7,398	4,760

Income from continuing operations	31,171	24,637	13,004
Discontinued operations:
Income from discontinued operations, net of minority interest	8,061	14,157	19,828
Gains on sales and impairments of discontinued operations, net of minority interest, including a gain from related party transactions of $4,816 in 2005	23,226	2,783	9,817

	31,287	16,940	29,645

Net income	62,458	41,577	42,649
Dividends on preferred stock	(27,238)	(30,852)	(30,852)
Excess of preferred stock redemption cost over carrying value	(4,272)	—	—

Net income available for common stockholders	$30,948	$10,725	$11,797

Net income per common share – basic:
(Loss) from continuing operations	$(0.01)	$(0.12)	$(0.34)
Income from discontinued operations	0.59	.32	0.56

Net income	$0.58	$0.20	$0.22

Weighted average common shares outstanding – basic	53,732	53,323	52,950

Net income per common share – diluted:
(Loss) from continuing operations	$(0.01)	$(0.12)	$(0.34)
Income from discontinued operations	0.59	0.32	0.56

Net income	$0.58	$0.20	$0.22

Weighted average common shares outstanding – diluted	53,732	53,323	52,950

Dividends declared per common share	$1.70	$1.70	$1.86

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

For the Years Ended December 31, 2005, 2004 and 2003

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2002	53,400,195	$534	$104,945	$172,500	$100,000	$1,406,973	$(4,035)	$(9,204)	$(251,235)	$1,520,478
Issuance of Common Stock, net	99,039	1	—	—	—	1,975	—	—	—	1,976
Conversion of Common Units to Common Stock	318,249	3	—	—	—	7,824	—	—	—	7,827
Common Stock dividends	—	—	—	—	—	—	—	—	(99,167)	(99,167)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(2,859)	—	—	—	(2,859)
Issuance of restricted stock, net	103,520	1	—	—	—	3,324	(3,325)	—	—	—
Fair market value of options granted	—	—	—	—	—	313	(313)	—	—	—
Amortization of equity-based compensation	—	—	—	—	—	—	3,204	—	—	3,204
Repurchase of Common Stock	(446,600)	(4)	—	—	—	(9,273)	—	—	—	(9,277)
Other comprehensive income	—	—	—	—	—	—	—	5,554	—	5,554
Net income	—	—	—	—	—	—	—	—	42,649	42,649

Balance at December 31, 2003	53,474,403	535	104,945	172,500	100,000	1,408,277	(4,469)	(3,650)	(338,605)	1,439,533
Issuance of Common Stock, net	173,313	2	—	—	—	3,270	—	—	—	3,272
Conversion of Common Units to Common Stock	54,308	—	—	—	—	1,404	—	—	—	1,404
Common Stock dividends	—	—	—	—	—	—	—	—	(91,198)	(91,198)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(883)	—	—	—	(883)
Issuance of restricted stock, net	111,398	1	—	—	—	2,806	(2,807)	—	—	—
Fair market value of options granted	—	—	—	—	—	1,256	(1,256)	—	—	—
Amortization of equity-based compensation	—	—	—	—	—	—	4,421	—	—	4,421
Other comprehensive income	—	—	—	—	—	—	—	836	—	836
Net income	—	—	—	—	—	—	—	—	41,577	41,577

Balance at December 31, 2004	53,813,422	$538	$104,945	$172,500	$100,000	$1,416,130	$(4,111)	$(2,814)	$(419,078)	$1,368,110
Issuance of Common Stock, net	109,528	1	—	—	—	1,649	—	—	—	1,650
Common Stock dividends	—	—	—	—	—	—	—	—	(91,771)	(91,771)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(27,238)	(27,238)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(4,916)	—	—	—	(4,916)
Issuance of restricted stock, net	105,557	1	—	—	—	1,316	(1,317)	—	—	—
Redemption of Preferred Stock	—	—	—	(30,000)	(100,000)	4,272	—	—	(4,272)	(130,000)
Fair market value of options granted	—	—	—	—	—	1,232	(1,232)	—	—	—
Amortization of equity-based compensation	—	—	—	—	—	—	2,724	—	—	2,724
Other comprehensive income	—	—	—	—	—	—	—	602	—	602
Net income	—	—	—	—	—	—	—	—	62,458	62,458

Balance at December 31, 2005	54,028,507	$540	$104,945	$142,500	$—	$1,419,683	$(3,936)	$(2,212)	$(479,901)	$1,181,619

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
		(Revised – See Note 1)
Operating activities:
Net income	$62,458	$41,577	$42,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,851	117,605	125,950
Amortization of lease commissions	15,606	16,580	17,468
Amortization of lease incentives	879	966	796
Impairment of assets held for use	7,587	1,770	—
Amortization of equity-based compensation	2,724	4,421	3,204
Amortization of deferred financing costs	3,372	3,698	4,398
Amortization of accumulated other comprehensive loss	703	757	1,688
Loss on debt extinguishments	453	12,457	14,653
Gain on extinguishment of co-venture obligation	—	—	(16,301)
Gains and impairments on disposition of property, net	(39,926)	(24,742)	(20,298)
Minority interest in the Operating Partnership	3,281	1,345	1,350
Equity in earnings of unconsolidated affiliates	(9,303)	(7,398)	(4,760)
Change in financing obligations	212	2,719	3,720
Change in co-venture obligation	—	—	(987)
Distributions of earnings from unconsolidated affiliates	8,965	6,775	4,558
Changes in operating assets and liabilities:
Accounts receivable, net	(8,768)	32	1,087
Prepaid expenses and other assets	(1,495)	481	9,147
Accrued straight-line rents receivable	(7,496)	(7,401)	(8,840)
Accounts payable accrued expenses and other liabilities	4,030	940	(12,916)

Net cash provided by operating activities	154,133	172,582	166,566

Investing activities:
Additions to real estate assets and deferred leasing costs	(167,763)	(126,995)	(132,071)
Proceeds from disposition of real estate assets	370,931	174,132	245,471
Repayments from unconsolidated affiliates	—	—	—
Distributions of capital from unconsolidated affiliates	4,819	9,156	3,283
Net repayments of notes receivable	4,399	1,399	3,563
Contributions to unconsolidated affiliates	—	(9,866)	—
Other investing activities	(11,461)	362	(1,325)

Net cash provided by investing activities	200,925	48,188	118,921

Financing activities:
Distributions paid on common stock and common units	(101,483)	(101,643)	(111,804)
Settlement of interest rate swap agreement	—	—	3,866
Dividends paid on preferred stock	(27,238)	(30,852)	(30,852)
Net proceeds from the sale of common stock	1,650	3,272	1,976
Repurchase of common units	(11,318)	(1,165)	(19,072)
Redemption of preferred stock	(130,000)	—	—
Borrowings on revolving loans	152,500	403,500	279,500
Repayment of revolving loans	(132,000)	(288,500)	(282,000)
Borrowings on mortgages and notes payable	38,287	15,490	247,500
Repayment of mortgages and notes payable	(167,075)	(140,375)	(321,250)
Borrowings on financing obligations	—	—	—
Payments on financing obligations	(775)	(63,187)	(609)
Payments on co-venture obligation	—	—	(26,223)
Additions to deferred financing costs	(621)	(2,067)	(4,337)
Payments on debt extinguishments	(255)	(12,457)	(16,282)

Net cash used in financing activities	(378,328)	(217,984)	(279,587)

Net (decrease)/increase in cash and cash equivalents	(23,270)	2,786	5,900
Cash and cash equivalents at beginning of the year	24,482	21,696	15,796

Cash and cash equivalents at end of the year	$1,212	$24,482	$21,696

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

For the Years Ended December 31, 2005, 2004 and 2003

Supplemental disclosure of cash flow information:

	2005	2004	2003
Cash paid for interest, net of amounts capitalized	$100,761	$106,445	$123,704

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	2005	2004	2003
Assets:
Net real estate assets	$(20,674)	$(147,202)	$706
Restricted cash	2,500	—	—
Accounts receivable	10	—	(1,797)
Notes receivable	—	1,055	2,794
Investment in unconsolidated affiliates	1,553	11,131	4,377
Deferred leasing costs, net	(61)	260	(143)
Prepaid and other	(268)	(104)	855
Accrued straight-line rents receivable	(434)	—	—

	$(17,374)	$(134,860)	$6,792

Liabilities:
Mortgages and notes payable	$7,330	$(135,815)	$—
Accounts payable, accrued expenses and other liabilities	12,277	955	6,792
Financing obligation	(30,218)	—	—

	$(10,611)	$(134,860)	$6,792

Minority Interest and Stockholders’ Equity:	$(6,763)	$—	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of the Company

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. As of December 31, 2005, the Company’s wholly owned assets included: 378 in-service office, industrial and retail properties; 96 apartment units; 898 acres of undeveloped land suitable for future development; and an additional six properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2005, the Company owned 100.0% of the preferred partnership interests (“Preferred Units”) and 90.8% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. In 2005, the Company redeemed 395,148 Common Units in cash and 256,508 Common Units in connection with the sale of property (see Note 8), which increased the percentage of Common Units owned by the Company from 89.8% at December 31, 2004 to 90.8% at December 31, 2005. In 2004, the Company redeemed in cash 46,588 Common Units and converted 54,308 Common Units to shares of Common Stock, which increased the percentage of Common Units owned by the Company from 89.5% at December 31, 2003 to 89.8% at December 31, 2004. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights as more fully described in Note 9.

Basis of Presentation

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The presentation in the Consolidated Statements of Cash Flows of operating cash flows for the years ended December 31, 2004 and 2003 have been revised to conform to the current period presentation by beginning with net income, rather than income from continuing operations. As more fully described below and in Notes 4 and 12, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statements of Income for the years ended December 31, 2004 and 2003 were reclassified from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in 2005 which qualified for discontinued operations presentation.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no approval, veto or other important rights have been granted to the minority stockholders. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company consolidates partnerships, joint ventures and limited liability companies when the Company controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. The Company does not consolidate entities where the other interest holders have important rights, including the right to approve decisions to encumber the entities with debt and acquire or dispose of properties. In addition, the Company consolidates those entities, if any, where the Company is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

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

Minority Interest in the Operating Partnership

Minority interest in the accompanying Consolidated Financial Statements relates to the common ownership interests in the Operating Partnership owned by various individuals and entities other than the Company. As of December 31, 2005, the minority interest in the Operating Partnership consisted of approximately 5.45 million Common Units. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense (or income) recorded for the period. In addition, when a minority unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

Following is the minority interest in the net income of the Operating Partnership as reflected in the Company’s Consolidated Statements of Income:

	Years Ended December 31,
	2005	2004	2003
Amount shown as minority interest in continuing operations	$112	$611	$2,074
Amount related to income from discontinued operations	(865)	(1,633)	(2,495)
Amount related to gain on sale of discontinued operations	(2,528)	(323)	(929)

Total minority interest in net income of the Operating Partnership	$(3,281)	$(1,345)	$(1,350)

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of an asset are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from 3 to 10 years.

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

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. The Company capitalizes initial direct costs related to its leasing efforts in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs such as legal fees related to leasing activities that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from 3 to 10 years. At December 31, 2005 and 2004, gross deferred leasing costs were $87.7 million and $107.2 million, respectively, and accumulated amortization was $34.9 million and $53.8 million, respectively. Estimated costs related to unsuccessful activities are expensed as incurred. If the Company’s assumptions regarding the successful efforts of leasing are incorrect, the resulting adjustments could impact earnings.

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

The value of a tenant relationship is based on the Company’s overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to expense over the initial term and any renewal periods defined in the respective leases. Based on the Company’s acquisitions since the adoption of SFAS No. 141 and SFAS No. 142, the Company has deemed tenant relationships to be immaterial and has not allocated any amounts to this intangible asset. The Company will evaluate these items in future transactions.

Real estate and leasehold improvements are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when the criteria set forth in SFAS No. 144 are satisfied; this determination requires management to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions. In accordance with SFAS No. 144, the Company records assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value. With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the net carrying amount. The Company generally estimates the fair value of assets held for use by using discounted cash flow analysis; in some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter the Company’s assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by the Company in its impairment analyses or those established by appraisal may not be achieved and the Company may be required to recognize future impairment losses on its properties held for sale and held for use.

Sales of Real Estate

The Company accounts for sales of real estate in accordance with SFAS No. 66. For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions in accordance with the methods specified in SFAS No. 66. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has or receives an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, the Company evaluates the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Company determines which method is most appropriate based on the substance of the transaction.

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

Lease Incentives

The Company accounts for lease incentive costs, which are payments made to or on behalf of a tenant as an incentive to sign the lease, in accordance with FASB Technical Bulletin (FTB) 88-1, “Issues Relating to Accounting for Leases.” These costs are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from the ongoing operations of the Company and (2) the Company will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which the Company retains an interest, the property will not be accounted for as a discontinued operation due to the Company’s significant ongoing interest in the operations through its joint venture interest. If the Company is retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as discontinued operations because the expected cash flows related to these management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

Investments in Joint Ventures

The Company accounts for its investments in unconsolidated affiliates under the equity method of accounting if the Company exercises significant influence, but does not control the major operating and financial policies of the entity regarding encumbering the entities with debt and the acquisition or disposal of properties. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for the Company’s share of earnings and cash contributions and distributions. To the extent the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in earnings of unconsolidated affiliates.

From time to time, the Company contributes real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. The Company assesses its continuing involvement in the joint venture and accounts for the transaction according to the nature and extent of the involvement. If substantially all the risks and rewards of ownership have transferred, a gain is recognized to the extent of the third party investor’s interest and the Company accounts for its interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. If substantially all the risks and rewards of ownership of the property have not transferred, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a sale, as required by SFAS No. 66. See also “Sales of Real Estate” above.

Additionally, the joint ventures will frequently borrow money on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. The Company generally is not liable for the debts of its joint ventures, except to the extent of the Company’s equity investment, unless the Company has directly guaranteed any of that debt (see Note 15 for further discussion). In most cases, the Company and/or its joint venture partners are required to guarantee customary limited exceptions on non-recourse loans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Rental and Other Revenues

In accordance with GAAP, rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the tenant assumes possession of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met: a fully executed lease termination agreement has been delivered; the tenant has vacated the space; the amount of the fee is determinable; and collectibility of the fee is reasonably assured.

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in the Company’s leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses and real estate taxes.

The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. The Company records these payments as income each month. The Company makes adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to the Company’s best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, the Company computes each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issues a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, usually beginning in March and completed by mid-year. The net amounts of any such adjustments have not been material in any of the years presented.

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

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes security deposits for the Company’s commercial properties and construction-related escrows. In addition, the Company maintains escrows and reserves, debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements and to un-encumber a secured property.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. In June 1994, the Company formed a taxable REIT subsidiary, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Company records provisions for such taxes, to the extent required, based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes.

The tax basis of the Company’s assets and liabilities was approximately $2.2 billion and $1.5 billion, respectively, at December 31, 2005 and was approximately $2.4 billion and $1.6 billion, respectively, at December 31, 2004.

No provision has been made for federal and state income taxes during the years ended December 31, 2005, 2004 and 2003 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. In addition, no provision has been required for federal and state income taxes with respect to the Company’s taxable REIT subsidiary because it has had no taxable income for financial reporting purposes since its formation. If the Company decided to sell certain properties acquired in prior years, the Company would incur a corporate-level tax under Section 1374 of the Internal Revenue Code on the built-in gain relating to such properties unless such properties were sold in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. This situation only applies to assets originally acquired through the merger with J.C. Nichols Company in July 1998 or from like-kind exchanges of those assets. The tax under Section 1374 will not apply to any of such assets still owned by the Company after July 2008.

Concentration of Credit Risk

Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2005, the properties (excluding apartment units) to which the Company holds title and has 100.0% ownership rights (the “Wholly Owned Properties”) were leased to 2,182 tenants in 12 geographic locations. The Company’s tenants engage in a wide variety of businesses. No single tenant of the Company’s Wholly Owned Properties currently generates more than 5.7% of the Company’s consolidated revenues. In addition, as described in Note 15, in connection with various real estate sales transactions, the Company has guaranteed to the buyers the rental income during various future periods due from Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. The maximum exposure under these guarantees related to Capital One Services, Inc. aggregated $8.4 million at December 31, 2005.

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

The fair values of the options granted were estimated at the grant dates using the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	4.10%	3.81%	3.70%
Common stock dividend yield	6.45%	6.59%	11.11%
Expected volatility	16.30%	16.05%	16.32%
Average expected option life (years)	6.0	9.2	10.0

Had the compensation cost for options issued before January 1, 2003 been determined based on the fair values at the grant dates for awards granted between January 1, 1995 and December 31, 2002 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have decreased to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004		2003
Net income available for common stockholders — as reported	$30,948	$10,725		$11,797
Add: Stock option expense included in reported net income	484	341	(1)	1,249	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(727)	(784	)(1)	(1,838	)(1)

Pro forma net income available for common stockholders	$30,705	$10,282		$11,208

Basic net income per common share - as reported	$0.58	$0.20		$0.22
Basic net income per common share - pro forma	$0.57	$0.19		$0.21
Diluted net income per common share - as reported	$0.58	$0.20		$0.22
Diluted net income per common share - pro forma	$0.57	$0.19		$0.21

(1)	Amounts include the effects of accounting for dividend equivalent rights.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock Compensation - Continued

Awards denominated in cash amounts granted under the Company’s Shareholder Value Plans are accounted for using variable plan accounting. See Note 6 for further discussion.

Restricted Stock Grants

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its officers and other employees. Restricted stock issued prior to 2005 generally vests 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock are recorded at market value on date of grant and amortized to expense over the vesting periods.

During 2005, the Company also issued shares of restricted stock under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not exceed such average total returns, none of the total return-based restricted stock will vest. The fair value of each such share of total return-based restricted stock at the grant date was determined by an outside consultant to be approximately 75% of the market value of a share of Common Stock at that date. The total grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2005, the Company also issued shares of performance-based restricted stock under its Stock Option Plan that will vest pursuant to company-wide performance-based criteria. For 2005, the performance-based criteria was based on whether or not the Company meets or exceeds four operating and financial goals established under its Strategic Management Plan by the end of 2007. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. Such grants are being amortized to expense during the period from grant date to December 31, 2007, adjusting for the expected level of vesting that will occur at that date.

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year period if actual performance exceeds certain exceptional levels of performance. Such additional shares, if any, would be fully vested when issued. The Company will also accrue and record expense for such additional shares during the three-year period to the extent issuance of the additional shares is expected based on current and projected actual performance.

Dividends on shares of restricted stock that do not vest are accounted for as compensation expense.

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

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share is computed by dividing net income available for common stockholders by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share is computed by dividing net income available for common stockholders plus minority interest in the operating partnership by the weighted average number of shares of Common Stock plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the “treasury stock” method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements.

Impact of Newly Adopted and Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“VIEs”), revised December 2003 (“FIN 46(R)”), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights and to determine when and which business enterprise should consolidate VIEs. This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without additional subordinate financial support. FIN 46(R) also requires additional disclosures. According to FIN 46(R), entities shall apply FIN 46(R) only to special-purpose entities subject to FIN 46(R) no later than December 31, 2003 and all other entities no later than March 31, 2004. Special-purpose entities are defined as any entity whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Given that the Company has no significant variable interests in special-purpose entities, FIN 46(R) became effective March 31, 2004. See Note 2 for further discussion of the Company’s variable interest in The Vinings at University Center, LLC.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. In 2003 the FASB voted to defer indefinitely SFAS No. 150 as it relates to non-controlling interests in finite-life entities. As of December 31, 2005, the provisions of SFAS No. 150 do not have a material impact on the Company’s financial condition or results of operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF reached a consensus on EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Company currently expects to consolidate one of its existing joint ventures, Highwoods-Markel Associates, LLC, upon the adoption of this FSP in January 2006; the Company expects to treat this as a change of accounting principle as permitted by the FSP. The change is not expected to have any effect on the Company’s net income. The Consolidated Balance Sheet is expected to be impacted by including approximately $50 million of real estate assets, net of accumulated depreciation, and other assets, approximately $40 million in mortgages and notes payable and other liabilities with the remaining effects to investments in unconsolidated affiliates and to minority interest.

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

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

During the past several years, the Company has formed various joint ventures with unrelated investors. The Company has retained minority equity interests ranging from 12.50% to 50.00% in these joint ventures. The Company generally has accounted for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Company uses the equity method of accounting are not included on the Company’s consolidated balance sheet. One joint venture is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3, and another joint venture is consolidated pursuant to FIN 46(R), as described below. These two joint ventures are not reflected in the tables below.

Investments in unconsolidated affiliates consisted of the following as of December 31, 2005:

Office Property	Location	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	272		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	710		50.00%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.00%
Kessinger/Hunter, LLC	Kansas City, MO	—		26.50%
4600 Madison Associates, LLC	Kansas City, MO	262		12.50%
Plaza Colonnade, LLC	Kansas City, MO	285		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Highwoods-Markel Associates, LLC	Richmond, VA	412		50.00%
Weston Lakeside, LLC	Raleigh, NC	—		50.00%

Total		7,121

(1)	Includes 75,000 square feet for an office building currently under development.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES – Continued

Combined summarized financial information for the Company’s unconsolidated joint ventures is as follows:

	December 31,
	2005	2004
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$710,431	$735,370
Other assets	106,382	90,883

Total assets	$816,813	$826,253

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt (1)	$573,425	$578,944
Other liabilities	34,513	28,573
Partners’ and shareholders’ equity	208,875	218,736

Total Liabilities and Partners’ and Shareholders’ Equity Assets	$816,813	$826,253

The Company’s share of historical partners’ and shareholders’ equity	$58,400	$61,547
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $1,814 and $1,615, respectively) (2)	10,847	11,063

Carrying value of investments in unconsolidated joint ventures	$69,247	$72,610

The Company’s share of unconsolidated non-recourse mortgage debt (1)	$243,247	$245,365

(1)	The Company’s share of the mortgage debt through maturity as of December 31, 2005 is as follows:

2006	$5,544
2007	12,622
2008	11,488
2009	14,679
2010	11,439
Thereafter	187,475

$243,247

The Company generally is not liable for any of this debt, except to the extent of its investment, unless the Company has directly guaranteed any of the debt (see Note 15). In most cases, the Company and/or its strategic partners are required to guarantee customary limited exceptions on non-recourse loans.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.

	For the Years Ended December 31,
	2005	2004	2003
Income Statements:
Revenues	$141,775	$115,828	$93,728
Expenses:
Interest expense and loan cost amortization	34,683	27,764	22,397
Depreciation and amortization	29,736	24,357	18,901
Operating expenses	58,693	48,018	40,066

Total expenses	123,112	100,139	81,364

Net income	$18,663	$15,689	$12,364

The Company’s share of:
Net income	$9,303	$7,398	$4,760

Interest expense and loan cost amortization	$14,572	$11,469	$9,188

Depreciation and amortization (real estate related)	$10,989	$9,044	$7,469

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

Board of Trade Investment Company; Kessinger/Hunter, LLC; 4600 Madison Associates, LP

In connection with the Company’s merger with J.C. Nichols Company in July 1998, the Company acquired a 49.0% interest in Board of Trade Investment Company, a 30.0% interest (decreased to 26.5% in 2002) in Kessinger/Hunter, LLC and a 12.5% interest in 4600 Madison Associates, L.P. The Company is the property manager for the Board of Trade Investment Company and 4600 Madison Associates, L.P. joint ventures, for which it receives property management fees. In addition, Kessinger/Hunter, LLC provides property management, leasing and brokerage services and provides certain construction related services to certain Wholly Owned Properties of the Company. Kessinger/Hunter, LLC received $1.2 million, $3.7 million, and $2.7 million from the Company for these related services in 2005, 2004, and 2003, respectively.

Des Moines Joint Ventures

Also in connection with the Company’s merger with J.C. Nichols Company in July 1998, the Company succeeded to the interests of J.C. Nichols Company in a strategic alliance with R&R Investors, Ltd. pursuant to which R&R Investors manages and leases certain joint venture properties located in the Des Moines area. As a result of the merger, the Company acquired an ownership interest of 50.0% or more in a series of joint ventures with R&R Investors (the “Des Moines Joint Ventures”). Certain of these properties were previously included in the Company’s Consolidated Financial Statements. On June 2, 1999, the Company agreed with R&R Investors to reorganize its respective ownership interests in the Des Moines Joint Ventures such that each would own a 50.0% interest.

Highwoods DLF 98/29, L.P.

On March 15, 1999, the Company closed a transaction with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”) pursuant to which the Company sold or contributed certain office properties at an agreed upon value of $142.0 million to a newly created limited partnership (the “DLF I Joint Venture”). DLF contributed $56.0 million for a 77.19% interest in the DLF I Joint Venture and the DLF I Joint Venture borrowed $71.0 million from third-party lenders. The Company retained the remaining 22.81% interest in the DLF I Joint Venture and received net cash proceeds of $124.0 million. The Company is the property manager and leasing agent of the DLF I Joint Venture’s properties and receives customary management and leasing fees. At the formation of this joint venture, the amount DLF contributed in cash to the venture was determined to be in excess of the amount required based on its ownership interest and on the final agreed-upon value of the real estate assets. The Company agreed to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2005, 2004 and 2003, of which $0.3 million in each year represented imputed interest expense. The balance at December 31, 2005 is $2.9 million which is included in other liabilities.

Highwoods DLF 97/26 DLF 99/32, L.P.

On May 9, 2000, the Company closed a transaction with Dreilander-Fonds 97/26 and 99/32 (“DLF II”) pursuant to which the Company contributed five in-service office properties encompassing 570,000 rentable square feet and a 246,000-square-foot development project at an agreed upon value of $110.0 million to a newly created limited partnership (the “DLF II Joint Venture”). DLF II contributed $24.0 million in cash for a 40.0% ownership interest in the DLF II Joint Venture and the DLF II Joint Venture borrowed $50.0 million from a third-party lender. The Company initially retained the remaining 60.0% interest in the DLF II Joint Venture and received net cash proceeds of $73.0 million. During 2001 and 2000, DLF II contributed an additional $10.7 million in cash to the DLF II Joint Venture. As a result, the Company decreased its ownership percentage to 42.93% as of December 31, 2001. The Company is the property manager and leasing agent of the DLF II Joint Venture’s properties and receives customary management and leasing fees.

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

On December 29, 2003, the Company contributed an additional three in-service office properties encompassing 290,853 rentable square feet at an agreed upon value of $35.6 million to the Highwoods-Markel Associates, LLC joint venture. The joint venture’s other partner, Markel Corporation, contributed an additional $3.6 million in cash to maintain its 50.0% ownership interest and the joint venture borrowed and refinanced $40.0 million from a third party lender. The Company retained its 50.0% ownership interest in the joint venture and received net cash proceeds of $31.9 million. As a result, the Company recognized a $2.7 million gain in accordance with SFAS No. 66, which represents the extent of the Company’s interest sold to outside parties. The Company is the manager and leasing agent for the properties and receives customary management fees and leasing commissions.

MG-HIW Development Joint Ventures

On December 19, 2000, the Company formed or agreed to form four development joint ventures with Denver-based Miller Global Properties, LLC (“Miller Global”) pursuant to which the Company contributed $7.5 million of development land to various newly created limited liability companies and retained a 50.0% ownership interest. Three of these joint ventures developed a total of three properties that encompass an aggregate of 347,000 rentable square feet and cost $50.4 million in the aggregate. The Company was the developer of these properties. In addition, the Company was the property manager and leasing agent for the properties in all of these joint ventures. The fourth joint venture, MG-HIW Metrowest I, LLC, did not develop a property but held development land.

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

On March 2, 2004, the Company exercised its option to acquire its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million, to bring its ownership interest in these entities to 100.0%. At that time, the Company consolidated the assets and liabilities and recorded revenues and expenses of these entities on a consolidated basis. A $7.4 million construction loan to fund the development of this property, of which $7.3 million was outstanding at December 31, 2003, was paid in full by the Company at closing.

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

Highwoods KC Glenridge, LP

On February 25, 2004, the Company and Kapital-Consult, a European investment firm, formed Highwoods KC Glenridge, LP, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,100 square feet and 2.9 acres of development land, located in the Central Perimeter sub-market of Atlanta. At December 31, 2005, the buildings were 93.1% occupied. The Company contributed $10.0 million to the joint venture in return for a 40.0% equity interest and Kapital-Consult contributed $14.9 million for a 60.0% equity interest in the partnership. The joint venture entered into a $16.5 million ten-year secured loan on the assets. The Company is the manager and leasing agent for this property and receives customary management fees and leasing commissions.

The Vinings at University Center, LLC

On December 22, 2004, the Company and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Company contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50.0% equity interest in the entity. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 apartment units on the 7.8 acres of land. Easlan has guaranteed this construction loan, and at December 31, 2005, $7.7 million had been borrowed on the loan. The construction of the apartments was completed in the first quarter of 2006. Easlan is the manager and leasing agent for these apartment units and receives customary management fees and leasing commissions. The Company has received development fees throughout the construction project and will receive management fees of 1.0% of gross revenues at the time the apartments are 80.0% occupied. The Company is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and accordingly the Company absorbs the majority of the joint venture’s expected losses. Accordingly, the Company’s Consolidated Balance Sheet at December 31, 2005 includes $9.2 million of development in process and a $7.7 million construction note payable.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES – Continued

HIW-KC Orlando, LLC

On June 28, 2004, Kapital-Consult, a European investment firm, bought a 60% interest in HIW-KC Orlando, LLC, an entity formed by the Company. HIW-KC Orlando, LLC owns five office properties in Orlando, Florida which had an agreed upon value at that date of $212.0 million, including amounts related to the Company’s guarantees described below, and which were subject to a $136.2 million secured mortgage loan. Kapital-Consult contributed $42.1 million in cash and received a 60.0% equity interest in HIW-KC Orlando, LLC. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender and repaid the $136.2 million loan, and $0.9 million of unamortized deferred financing costs was written off in connection with the early extinguishment of the existing $136.2 million secured loan. The Company retained a 40.0% equity interest in the joint venture and received net cash proceeds of $46.6 million, of which $33.0 million was used to pay down the Company’s revolving credit facility and $13.6 million was used to pay down additional debt. In connection with this transaction, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, the Company included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, the Company agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. The Company recorded a $4.1 million liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. During 2004 and 2005, the Company paid $3.5 million in re-tenanting costs related to this guarantee. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and the Company recognized a $16.3 million gain in June 2004. Since the Company has an ongoing 40.0% financial interest in the joint venture and since the Company is engaged by the joint venture to provide management and leasing services for the joint venture, for which the Company receives customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

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

Development, Leasing and Management Fees

As discussed above, the Company receives development, management and leasing fees for services provided to certain of its joint ventures. These fees are recognized as income to the extent of the other joint venture partner’s interest and are shown in rental and other revenues. They are as follows for 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
Development fees	$42	$171	$205
Management and leasing fees	1,963	1,631	1,229

Total fees	$2,005	$1,802	$1,434

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS

The following summarizes sale transactions in 2000 and 2002 that were accounted for as financing and/or profit-sharing arrangements under paragraphs 25 through 29 of SFAS No. 66.

SF-HIW Harborview, LP

On September 11, 2002, the Company contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, the Company entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 99.6% at December 31, 2005. The Company also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $0.7 million at December 31, 2005. Additionally, the Company’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Company in exchange for cash at any time during the one-year period commencing on September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in the financial statements of the Company. As a result, the Company has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the current fair value, which is $15.0 million at December 31, 2005, but not less than the original financing obligation. This adjustment is amortized prospectively through September 2014 as interest expense on financing obligations. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. The Company continues to depreciate the property and record all of the depreciation on its books. Any payments made under the master lease agreement were expensed as incurred ($0.1 million, $0.1 million and $0.4 million was expensed during the years ended December 31, 2005, 2004, and 2003, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, the Company will record the transaction as a sale and recognize gain on sale.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS - Continued

In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $8.4 million as of December 31, 2005. No payments were made by the Company during 2003 and 2002 in respect of these rent guarantees. However, in June 2004, the Company began to make monthly payments to the buyer at an annual rate of $0.1 million as a result of the existing tenant renewing a lease in one building at a lower rental rate. The Company expects to make additional payments beginning in June 2006 of approximately $0.1 million per month due to the tenant vacating space in one of the three buildings as of May 31, 2006. These payments will continue until the earlier of the end of the guarantee period or until replacement tenants are in place and paying amounts equal to or more than the current tenant.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantees are considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, through July 2005 the transaction has been accounted for as a financing transaction, following the accounting method described in Note 1. Accordingly, through July 2005 the assets, liabilities and operations were included in these Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded which represented the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, was allocated 100.0% to the owner as interest expense on financing obligations. Payments made under the rent guarantees were charged to expense as incurred. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $1.7 million in gain was recognized in the last six months of 2005 and additional gain will be recognized in 2006 and 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

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

The Non-Orlando City Group consisted of 15 properties encompassing 1.3 million square feet and were located in Atlanta, Raleigh and Tampa. Based on the nature and extent of certain rental guarantees made by the Company with respect to these properties, the transaction did not qualify for sale treatment under SFAS No. 66. The transaction has been accounted for as a profit-sharing arrangement, and accordingly, the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of equity contributed by Miller Global related to the Non-Orlando City Group properties. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global (which represents its interest in the joint venture) and reported as “co-venture expense” in these Consolidated Financial Statements. The Company continued to depreciate the properties and record all of the depreciation on its books. In addition to the co-venture expense, the Company recorded expense of $1.3 million related to payments made under the rental guarantees for the year ended December 31, 2003.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3. FINANCING AND PROFIT-SHARING ARRANGEMENTS - Continued

On July 29, 2003, the Company acquired its partner’s 80.0% equity interest in the Non-Orlando City Group. The Company paid Miller Global $28.1 million, repaid $41.4 million of debt related to the properties and assumed $64.7 million of debt. The Company recognized a $16.3 million gain in 2003 on the settlement of the $43.5 million co-venture obligation; $2.4 million of this gain is included in discontinued operations as a result of reclassifying prior periods for certain properties sold in the current period under FAS No. 144.

With respect to the Orlando City Group, which consisted of five properties encompassing 1.3 million square feet located in the central business district of Orlando, the Company assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, the Company guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. The contribution of these Orlando properties was accounted for as a financing arrangement under SFAS No. 66. Consequently, the assets, liabilities and operations related to the properties remained on the books of the Company and a financing obligation was established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global and reported as “interest on financing obligations” in these Consolidated Financial Statements. This financing obligation was also adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equaled at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. The Company recorded interest expense on financing obligations of $3.2 million and $11.6 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees, for the years ended 2004 and 2003, respectively. The Company continued to depreciate the Orlando properties and record all of the depreciation in its financial statements.

On July 29, 2003, the Company also entered into an option agreement to acquire Miller Global’s 80.0% interest in the Orlando City Group. On March 2, 2004, the Company exercised its option and acquired its partner’s 80.0% equity interest in the Orlando City Group of MG-HIW, LLC. At the closing of the transaction, the Company paid its partner, Miller Global, $62.5 million, assumed the existing $136.2 million loan and a $7.5 million letter of credit previously delivered to the seller in connection with the option was cancelled. Since the initial contribution of these assets was accounted for as a financing arrangement and since the financing obligation was adjusted each period for the IRR guarantee, no gain or loss was recognized upon the extinguishment of the financing obligation. In June 2004, the Company contributed these assets to HIW-KC Orlando, LLC as described in Note 2.

4. ASSET DISPOSITIONS

Gains and impairments on disposition of properties, net, excluding impairments of assets held for use and gains, losses and impairments from discontinued operations, consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Gains on disposition of land	$8,604	$4,728	$1,795
Impairments on land	(2,124)	(1,972)	(471)
Gains on disposition of depreciable properties	7,692	18,880	8,572
Impairments of depreciable properties	—	—	(344)

Total	$14,172	$21,636	$9,552

Net gains on sale and impairments of discontinued operations, net of minority interest, consisted of the following:

	Years Ended December 31,
	2005	2004	2003
Gains on sales of depreciable properties	$34,128	$9,380	$10,874
Impairments of depreciable properties	(8,374)	(6,274)	(128)
Allocable minority interest	(2,528)	(323)	(929)

Total	$23,226	$2,783	$9,817

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4. ASSET DISPOSITIONS - Continued

2005 and First Quarter 2006 Dispositions

During 2005, the Company sold approximately 4.9 million square feet of office and industrial properties and 29 apartment units for gross proceeds of approximately $386 million (including the Eastshore transaction recognized as a completed sale in 2005 – see Note 3) and also sold or contributed to a joint venture approximately 200 acres of development land for gross proceeds of $25.1 million. Certain properties and development land were also classified as held for sale as of December 31, 2005. The resultant gains and impairments, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2005 transactions are described below, all of which except the Eastshore transaction were recorded as discontinued operations.

In the first quarter of 2005, the Company sold an office building in Raleigh, North Carolina to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, the Company sold industrial buildings in Winston-Salem, North Carolina for gross proceeds of approximately $27.0 million, as more fully described in Note 8. In the second quarter, the Company sold two vacant buildings in Highwoods Preserve, Tampa, Florida to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, the Company sold all of its operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, the Company closed its division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter, the Company also recognized as a completed sale a transaction involving three office buildings in Richmond, Virginia (the Eastshore transaction) that were sold in 2002; Eastshore had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by the Company when the sale occurred in 2002, as more fully described in Note 3.

In the first quarter of 2006, the Company sold office and industrial properties in Atlanta, Georgia, Columbia, South Carolina and Tampa, Florida in a single transaction for gross proceeds of approximately $141 million. These properties were classified as held for sale as of December 31, 2005 and an impairment loss of $7.7 million was recorded in the fourth quarter of 2005. The properties subject to this sale were recorded as discontinued operations in fourth quarter 2005.

2004 Dispositions

During 2004, the Company sold approximately 1.3 million rentable square feet of office, industrial and retail properties and 88 apartment units for gross proceeds of $96.5 million and also sold 213.7 acres of development land for gross proceeds of $35.7 million. The Company also contributed approximately 1.3 million square feet of buildings and land to joint ventures. Certain properties and development land were also classified as held for sale as of December 31, 2004. The resultant gains and impairments, including recognition of certain gains deferred in prior years, are shown in the preceding table. The larger 2004 transactions are described below, all of which except the HIW-KC Orlando, LLC transaction were recorded as discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4. ASSET DISPOSITIONS - Continued

Late in the second quarter 2004, the Company sold a building located in Highwoods Preserve, Tampa, Florida to an owner/user for approximate gross proceeds of $20.2 million. The Company recognized an impairment loss of $3.0 million in discontinued operations in April 2004 when the planned sale met the criteria to be classified as held for sale. As more fully described in Note 2, in second quarter 2004 the Company sold a 60% interest in HIW-KC Orlando, LLC, which owns five office buildings in Orlando, Florida. The contribution was accounted for as a partial sale, and the Company recognized a $16.3 million gain in June 2004. The operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144, and the related gain on sale was included in continuing operations in the second quarter of 2004. In the fourth quarter of 2004, the Company sold office and industrial buildings in four of its markets and one 88 unit apartment building in Kansas City, Missouri for gross proceeds of $37.5 million. In the fourth quarter of 2004, the Company also sold a building located in Orlando, Florida for gross proceeds of approximately $6.8 million, and an impairment loss of approximately $3.2 million was recognized in the fourth quarter 2004 prior to the closing of the sale. During 2004, the Company also contributed 7.8 acres of land to The Vinings at University Center, LLC in which the Company has a 50.0% equity interest. See Note 2 for further discussion of this joint venture.

2003 Dispositions

During 2003, the Company sold approximately 3.3 million rentable square feet of office, industrial and retail properties in multiple transactions, most of which were recorded as continued operations, and 122.8 acres of revenue-producing land for aggregate gross proceeds of $202.9 million and also sold 108.5 acres of non-core development land for gross proceeds of $18.7 million. In addition, the Company contributed three office properties to Highwoods-Markel Associates, LLC in which the Company has a 50.0% equity interest (recorded as continued operations). Certain properties and development land were also classified as held for sale as of December 31, 2003. The resultant gains and impairments are shown in the preceding table.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2005 and 2004:

	2005	2004
Mortgage loans payable:
9.0% mortgage loan due 2005	$—	$34,165
8.1% mortgage loan due 2005	—	26,446
8.2% mortgage loan due 2007	63,400	65,221
7.8% mortgage loan due 2009	84,671	86,567
7.9% mortgage loan due 2009	65,179	77,247
7.8% mortgage loan due 2010	135,229	137,969
6.0% mortgage loan due 2013	139,897	141,864
5.7% mortgage loan due 2013	125,446	127,541
5.2% to 9.0% mortgage loans due between 2005 and 2017 (1)	53,317	58,981
Variable rate mortgage loan due 2006	—	46,985
Variable rate mortgage loan due 2007	3,478	3,747
Variable rate construction loans due 2006 and 2007 (2)	50,499	15,841

	721,116	822,574

Unsecured indebtedness:
7.0% notes due 2006	110,000	110,000
7.125% notes due 2008	100,000	100,000
8.125% notes due 2009	50,000	50,000
7.5% notes due 2018	200,000	200,000
Term loan due 2005	—	20,000
Term loan due 2006	100,000	100,000
Revolving credit facility due 2006	190,500	170,000

	750,500	750,000

Total	$1,471,616	$1,572,574

(1)	Includes $22.8 million of mortgage debt related to SF-HIW Harborview, LP. See Note 3.
(2)	Includes a $7.7 million construction loan held by The Vinings at University Center, LLC, a consolidated 50.0% owned joint venture. See Note 2.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

The following table sets forth the principal payments, including amortization, due on the Company’s mortgages and notes payable as of December 31, 2005:

	Total	Amounts due during year ending December 31,					Thereafter
		2006	2007	2008	2009	2010
Fixed Rate Debt:
Unsecured (1):
Notes	$460,000	$110,000	$—	$100,000	$50,000	$—	$200,000
Secured:
Mortgage loans payable (2)	667,139	16,087	81,187	16,166	148,356	128,406	276,937

Total Fixed Rate Debt	1,127,139	126,087	81,187	116,166	198,356	128,406	476,937

Variable Rate Debt:
Unsecured:
Term loan (3)	100,000	100,000	—	—	—	—	—
Revolving credit facility (3)	190,500	190,500	—	—	—	—	—
Secured:
Mortgage loans payable (2)	3,478	310	3,168	—	—	—	—
Construction loans	50,499	—	50,499	—	—	—	—

Total Variable Rate Debt	344,477	290,810	53,667	—	—	—	—

Total Mortgages and Notes Payable	$1,471,616	$416,897	$134,854	$116,166	$198,356	$128,406	$476,937

(1)	The $460.0 million of unsecured notes bear interest at rates ranging from 7.0% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized to interest expense over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at the Company’s option, subject to certain conditions including the payment of make-whole amounts. As of the date of this filing, the Operating Partnership has not yet satisfied its requirement under the indenture governing its unsecured notes to file timely SEC reports, but expects to do so as soon as practicable after filing of the Company’s 2005 Annual Report on Form 10-K. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under our revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent the Company or the Operating Partnership any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.
(2)	The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of $1.2 billion at December 31, 2005. The Company’s fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.
(3)	In May, July, August and September 2005 and February 2006, the Company obtained waivers from the lenders under its previous $250.0 million unsecured revolving credit facility and its various bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Stock due to the reclassification of the Preferred Stock from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that are capitalized and amortized over the remaining term of the loans. In November 2005, the Company amended its previous $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of the Company’s new revolving credit facility described below.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Refinancings in 2005 and 2006

During 2005 and the first quarter of 2006, using proceeds from its disposition activities described in Note 4, the Company paid off $196.2 million of outstanding loans, excluding any normal debt amortization, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20.0 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. The Company incurred $0.5 million loss on debt extinguishments in 2005 in connection with these loan pay-downs.

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

Other Information

The terms of the Company’s revolving credit facility and the indenture that governs the Company’s outstanding notes require the Company to comply with certain operating and financial covenants and performance ratios. No circumstance currently exists that would result in an acceleration of any of this debt.

In 1997, the Operating Partnership issued $100.0 million of Exercisable Put Option Notes due June 15, 2011 (the “Put Option Notes”). The Put Option Notes bore an interest rate of 7.19% from the date of issuance through June 15, 2004. After June 15, 2004, the interest rate to maturity on the Put Option Notes was required to be 6.39% plus the applicable spread determined as of June 10, 2004. In connection with the initial issuance of the Put Option Notes, a counter party was granted an option to purchase the Put Option Notes on June 15, 2004 at 100.0% of the principal amount. The counter party exercised this option and acquired the Put Option Notes on June 15, 2004. On that same date, the Company exercised its option to acquire the Put Option Notes from the counter party for a purchase price equal to the sum of the present value of the remaining scheduled payments of principal and interest (assuming an interest rate of 6.39%) on the Put Option Notes, or $112.3 million. The difference between the $112.3 million and the $100.0 million was charged to loss on extinguishment of debt in the quarter ended June 30, 2004. The Company borrowed funds from its revolving credit facility to make the $112.3 million payment.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On February 2, 1998, the Company (through the Operating Partnership) issued $125.0 million of MandatOry Par Put Remarketed Securities (“MOPPRS”) which were originally expected to mature on February 1, 2013. The fixed interest rate was 6.835% through January 31, 2003, and would be reset at that date at 5.715% plus a spread as determined under the terms of the MOPPRS. In connection with the original issuance, the Company granted a remarketing option to one of the underwriters for the MOPPRS, the consideration for which was reflected in the premium price of the bonds and aggregated $3.5 million. This consideration was deferred and included in deferred financing cost and was amortized to income over the term of the MOPPRS. The option, if exercised, allowed the option holder to purchase the MOPPRS on January 31, 2003 from the holders for $125.0 million and then resell the MOPPRS in a new offering to new investors at the reset interest rate (5.715% plus the spread). If the option holder did not exercise the option, the Company would have been required to repurchase the MOPPRS for $125.0 million plus any accrued interest. The Company also had a one-time right to redeem the MOPPRS from the option holder on January 31, 2003 for $125.0 million plus the then present value of the remarketing option.

On January 28, 2003, the Company, the option holder and an intermediary entered into an agreement under which the option holder agreed to exercise its option to acquire the MOPPRS on January 31, 2003 and the intermediary agreed to acquire the MOPPRS from the option holder for $142.7 million. The intermediary and the Company also agreed to exchange the MOPPRS for new Company debt instruments in the future, subject to certain terms and conditions. The MOPPRS transaction between the option holder and the intermediary occurred on January 31, 2003 and the interest rate on the MOPPRS was reset at 8.975%. On February 4, 2003, a new $142.8 million mortgage loan with a third party, secured by 24 of the Company’s properties, was executed; this loan bears a fixed interest rate of 6.03% and matures in February 2013. The intermediary received the proceeds from the new mortgage loan, and the mortgage loan and the MOPPRS were then exchanged between the Company and the intermediary. The Company then retired the MOPPRS. The retirement of the MOPPRS has been accounted for as an extinguishment and accordingly, $14.7 million was charged to loss on extinguishment of debt in the quarter ended March 31, 2003.

Total interest capitalized was $2.9 million, $1.1 million, and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Financing Costs

As of December 31, 2005 and 2004, deferred financing costs were $12.5 million and $16.7 million, respectively, and related accumulated amortization was $5.8 million and $6.6 million, respectively. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds, notes payable and debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is shown as amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs will be as follows:

	Contractual Interest	Deferred Financing	Total
2006	$239	$1,909	$2,148
2007	111	848	959
2008	70	660	730
2009	37	501	538
2010	36	367	403
Thereafter	263	1,705	1,968

	$756	$5,990	$6,746

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Financing Obligations

The Company’s financing obligations consisted of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
SF-HIW Harborview, LP financing obligation (1)	$14,983	$14,808
Eastshore financing obligation (1)	—	28,777
Capitalized ground lease obligation (2)	—	1,778
Tax increment financing obligation (3)	19,171	19,946

Total	$34,154	$65,309

(1)	See Note 3 for further discussion of these financing obligations.
(2)	This liability represents a capitalized lease obligation to the lessor of land on which the Company owned a building. The Company was obligated to make fixed payments to the lessor through March 2010. The net present value of these payments discounted at 7.13% was shown as a liability in the balance sheet, which accreted each month for the difference between the interest on the financing obligation and the fixed payments. The accretion would continue until the liability equals the residual value of the land. On March 31, 2005, this liability was settled as a result of the sale of the building and assumption by the buyer of the Company’s ground lease.
(3)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Company in 2000, the Company is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, is shown as a financing obligation in the balance sheet. The Company also receives special tax revenues and property tax rebates which are intended, but not guaranteed, to provide funds to pay the special assessments.

6. EMPLOYEE BENEFIT PLANS

Management Compensation Program

The Company’s officers participate in an annual bonus program whereby they are eligible for bonuses based on a percentage of their annual base salary as of the prior December. In addition to considering the pay practices of the Company’s peer group in determining each officer’s bonus percentage, the officer’s ability to influence the Company’s overall performance is also considered. Each officer has a target annual incentive bonus percentage that ranges from 30.0% to 85.0% of base salary depending on the officer’s position. The officer’s actual incentive bonus for the year is the product of the target annual incentive bonus percentage times a performance ‘factor,’ which can range from zero to 200.0%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based on the division’s budget for the year, and goals for other criteria are fixed objectives that are the same for all divisions. For corporate officers, the performance factor is based on the average of the factors achieved by the division executives. Bonuses are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other members of management participate in an annual cash incentive bonus program whereby a target annual cash bonus is established based upon the job responsibilities of their position. Cash bonus eligibility ranges from 10.0% to 40.0% of annual base salary as of the prior December. The actual cash bonus is determined by the overall performance of the Company and the individual’s performance during each year. These bonuses are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

In addition to the annual bonus and as an incentive to retain officers, the Company’s officers generally receive annual grants of stock options and restricted stock under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). The compensation and governance committee of the Company’s board of directors has retained the authority to pay bonuses and issue long-term incentive awards at its discretion.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS - Continued

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model. The exercise price per share for options issued in 2005 was based on the average of the daily closing prices for Common Stock over the 10-day period preceding the date of grant. The exercise price per share for options issued prior to 2005 was equal to the closing price for Common Stock on the date immediately preceding the date of grant.

As described in Note 1 and below, the Company has issued restricted stock with varying vesting criteria, which are accounted for as described in Note 1. SEC rules have prohibited the Company from issuing restricted stock to employees who are not executive officers under the Company’s Form S-8 registration statement since the beginning of 2005 because of the delay in the filing of the Company’s SEC reports. As a result, the issuance of shares of restricted stock earned by such employees has been temporarily deferred. A $0.1 million liability for the future issuance of these shares is recorded as of December 31, 2005. Cash payments are being made in lieu of the dividends that would have been paid on the shares had such shares been issued when earned, and such payments are charged to expense when made. The Company intends to issue such shares as soon as practicable.

The following table summarizes activity by year for all restricted stock grants:

	Year Ended December 31,
	2005	2004	2003
Restricted shares outstanding at January 1	307,648	334,182	252,355
Number of restricted shares awarded and issued	117,008	118,257	104,076
Number of restricted grants awarded, but shares not yet issued	20,395	—	—
Restricted shares vested (1)	(102,615)	(137,932)	(21,693)
Restricted shares forfeited or surrendered for payment of withholding taxes upon vesting	(11,451)	(6,859)	(556)

Restricted shares outstanding at December 31	330,985	307,648	334,182

Annual expense (1)	$2,186	$3,721	$1,937

Average grant date market value per share for all restricted shares outstanding	$24.51	$24.02	$24.03

(1)	Vested shares for 2004 include 106,059 shares the vesting of which was accelerated upon the retirement of the Company’s former Chief Executive Officer on June 30, 2004; annual expense for 2004 includes $1.7 million related to these accelerated vested shares.

Shares of time-based restricted stock that were issued in 2005 under the Stock Option Plan will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant.

Total return-based restricted stock was issued under the 2005 Shareholder Value Plan to executive officers in 2005 that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. Except as otherwise described below, if the Company’s performance is not at least 100% of the peer group index, none of the restricted stock will vest at the end of the three-year period. To the extent performance equals or exceeds the peer group, the portion of shares that vest can range from 50% to 100%, and for exceptional levels of performance, additional shares can be granted at the end of the three-year period up to 100% of the original restricted stock that was issued. These additional shares, if any, would be fully vested when issued. If issuance of such additional shares is expected, the related expense would be recorded during the term of the grants; no additional expense was recorded during 2005.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS - Continued

In addition, shares of performance-based restricted stock were issued to executive officers in 2005 that will vest pursuant to Company-wide performance-based criteria. For 2005, the performance-based criteria was based on whether or not the Company meets or exceeds operating and financial goals established under its Strategic Management Plan for the four following areas relative to established goals by the end of 2007: average occupancy rates; long-term debt plus preferred equity as a percentage of total assets; fixed charge coverage ratio; and ratio of dividends to cash available for distribution. To the extent actual performance equals or exceeds the threshold performance goals, the portion of shares of restricted stock that vest can range from 50% to 100%, and for exceptional levels of performance, additional shares can be granted at the end of the three year period up to 50% of the original restricted shares that were issued. These additional shares, if any, would be fully vested when issued.

Dividends received on restricted stock under all prior and current grants are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock on all shares held, whether or not vested.

In 1997, the Company adopted the 1997 Performance Award Plan under which 349,990 nonqualified stock options granted to certain executive officers were accompanied by a dividend equivalent right (“DER”). No other options granted by the Company since 1997 have been accompanied by a DER. The plan provided that if the total return on a share of Common Stock exceeded certain thresholds during the five-year vesting period ending in 2002, the exercise price of such options with a DER would be reduced under a formula based on dividends and other distributions made with respect to such a share during the period beginning on the date of grant and ending upon exercise of such stock option. At the end of the five-year vesting period, the total return performance resulted in a reduction in the option exercise price of $6.098 per share. The exercise price per option share was further reduced by $2.96 as of December 31, 2004 as a result of the dividend payments on Common Stock from January 1, 2003 through December 31, 2004. Because of the exercise price reduction feature, the stock options accompanied by a DER were accounted for using variable accounting as provided in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” In December 2004, the Company entered into an agreement with the participants to cease the additional reduction in the option exercise price, which fixed the exercise price per share reduction at $9.06. As a result, variable accounting is no longer required after December 31, 2004 as both the number of options and the amount required to exercise is known. The Company recorded compensation expense of $0.06 million and $1.2 million for the years ended December 31, 2004 and 2003, respectively. Because the exercise price was not reduced after December 31, 2004, no expense was required to be recognized in the year ended December 31, 2005. As of December 31, 2005, there were 118,948 outstanding options whose exercise price had been reduced in prior periods as a result of the DERs.

The 1999 Shareholder Value Plan was intended to reward the executive officers of the Company when the total shareholder returns measured by increases in the market value of Common Stock plus dividends exceeds a comparable index of the Company’s peers over a three-year period. A payout for this program, which is in cash, is determined by the Company’s percentage change in shareholder return compared to the composite index of its peer group. If the Company’s performance is not at least 100% of the peer group, no payout is made. To the extent performance exceeds the peer group, the payout increases. No new grants were made under the 1999 Shareholder Value Plan in 2005. There were no cash payouts for grants under this plan for the years ended December 31, 2005, 2004 or 2003, respectively. The 1999 Shareholder Value Plan is accounted for under variable plan accounting and accordingly, at each period-end, a liability equal to the current computed fair value under the plan for all outstanding plan units, adjusted for the three-year vesting period, is recorded with corresponding charges or credits to compensation expense. No compensation expense was required to be recognized during 2005, 2004 or 2003 for grants under this plan.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS - Continued

The Company has a deferred compensation plan pursuant to which each executive officer can elect to defer a portion of his base salary and/or annual bonus for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers also could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any executive officer who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company contributes amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary). During 2005, 2004 and 2003, the Company contributed $1.1 million, $1.2 million and $1.0 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant’s account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. During the years ended December 31, 2004 and 2003, the Company issued 33,693 and 50,812 new shares of Common Stock, respectively, under the Employee Stock Purchase Plan. SEC rules have prohibited the Company from issuing shares of Common Stock pursuant to the plan under the Company’s Form S-8 registration statement since the beginning of 2005 because of the delay in the filing of the Company’s SEC reports. As a result, no shares were issued during 2005 under the plan. The administrator for the plan and the Company held $638,657 in cash at December 31, 2005 representing the participants’ deferrals that will be used in the future to acquire newly issued shares for the participants’ accounts in accordance with the terms of the plan when such shares can be issued under the Company’s Form S-8 registration statement. The discount on issued shares is expensed by the Company as additional compensation and aggregated $0.2 million in each of the years ended December 31, 2005, 2004 and 2003, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7. RENTAL INCOME AND RENTAL PROPERTY AND OTHER EXPENSES

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

	Years Ended December 31,
	2005	2004	2003
Contractual rents	$350,906	$349,298	$371,800
Straight-line rental income net	6,978	6,604	8,038
Lease incentive amortization	(868)	(727)	(604)
Property operating cost recovery income	36,035	32,931	35,599
Lease termination fees	5,979	3,530	5,820
Fee income	4,950	4,639	3,425
Other miscellaneous operating income	6,721	7,856	5,969

	$410,701	$404,131	$430,047

Rental property and other operating expenses from continuing operations consist of the following:

	Years Ended December 31,
	2005	2004	2003
Maintenance, cleaning and general building	$52,082	$51,125	$53,141
Utilities, insurance and real estate taxes	76,719	75,148	78,383
Division and allocated administrative expenses	10,976	9,620	10,324
Other miscellaneous operating expenses	7,148	7,275	6,348

	$146,925	$143,168	$148,196

Expected future minimum base rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2005 for the Company’s Wholly Owned Properties are as follows:

2006	$336,422
2007	313,654
2008	269,063
2009	219,842
2010	174,468
Thereafter	507,114

$1,820,563

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8. RELATED PARTY TRANSACTIONS

The Company has previously reported that it had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Company appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Company acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on the Company’s financial statements as of December 31, 2004. In August 2005, the Company acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. The Company believes that the purchase price with respect to each land parcel was at or below market value. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in decreases to other income of $0.7 million, $0.4 million and $0.2 million in 2003, 2004 and 2005, respectively. The embedded derivative expired upon the closing of the final land transaction in August 2005.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9. STOCKHOLDERS’ EQUITY

Common Stock Dividends

Dividends paid per share of Common Stock aggregated $1.70, $1.70, and $1.86 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes the estimated taxability of dividends paid for federal income tax purposes:

	2005	2004	2003
Per share:
Ordinary income	$0.66	$0.30	$0.39
Capital gains	0.99	0.10	0.29
Return of capital	0.05	1.30	1.18

Total	$1.70	$1.70	$1.86

The Company’s tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

On January 23, 2006, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 3, 2006 to stockholders of record on February 7, 2006. On April 27, 2006, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on June 8, 2006 to stockholders of record on May 10, 2006.

Preferred Stock

Below is a tabular presentation of the Company’s Preferred Stock as of December 31, 2005 and 2004:

Preferred Stock Issuances	Issue Date	Number of Shares Issued Originally	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)	(in thousands)
December 31, 2005:
8 5/8% Series A Cumulative Redeemable	2/12/1997	125	105	$104,945	$1,000	02/12/2027	$86.25
8% Series B Cumulative Redeemable	9/25/1997	6,900	5,700	$142,500	$25	09/25/2002	$2.00

December 31, 2004:
8 5/8% Series A Cumulative Redeemable	2/12/1997	125	105	$104,945	$1,000	02/12/2027	$86.25
8% Series B Cumulative Redeemable	9/25/1997	6,900	6,900	$172,500	$25	09/25/2002	$2.00
8% Series D Cumulative Redeemable	4/23/1998	400	400	$100,000	$250	04/23/2003	$20.00

The net proceeds raised from Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to distributions, liquidation and redemption rights.

Of the $86.25 dividend paid per Series A Preferred Share in 2005, $34.34 was taxable as ordinary income and $51.91 was taxable as capital gain. Of the $2.00 dividend paid per Series B Preferred Share in 2005, $0.80 was taxable as ordinary income and $1.20 was taxable as capital gain. Of the $1.62 dividend paid per Series D Preferred Share in 2005, $0.64 was taxable as ordinary income and $0.98 was taxable as capital gain.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9. STOCKHOLDERS’ EQUITY - Continued

The Company used some of the proceeds from its disposition activities described in Note 4 to redeem, in August 2005, all of the Company’s outstanding Series D Preferred Shares and 1.2 million of its outstanding Series B Preferred Shares, aggregating $130.0 million plus accrued dividends and, in February 2006, 2.0 million of its outstanding Series B Preferred Shares aggregating $50.0 million plus accrued dividends. In connection with these redemptions of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in accordance with EITF Topic D-42. These reductions amounted to $4.3 million and $1.7 million for the third quarter 2005 and first quarter 2006, respectively.

Stockholder Rights Plan

The Company has in effect a stockholder rights plan, which is currently scheduled to expire on October 6, 2007, pursuant to which existing stockholders would have the ability to acquire additional Common Stock at a significant discount in the event a person or group attempts to acquire the Company on terms of which the Company’s board does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of the Company’s stockholders. The rights plan should not interfere with any merger or other business combination the board of directors approves since the Company may generally terminate the plan at any time at nominal cost.

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

The interest rate on all of the Company’s variable rate debt is adjusted at one to three month intervals, subject to settlements under any outstanding interest rate hedge contracts. The Company did not receive any material payments from counter parties under interest rate hedge contracts in 2005.

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

The AOCL balance at December 31, 2005 and 2004 was $2.2 million and $2.8 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 11). The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2005 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

In 2003, the Company also entered into two interest rate swaps related to a floating rate credit facility. The swaps effectively fixed the one-month LIBOR rate on $20.0 million of floating rate debt at 0.99% from August 1, 2003 to January 1, 2004 and at 1.59% from January 2, 2004 until June 1, 2005. These swap agreements were designated as cash flow hedges. These swaps expired May 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Year Ended December 31,
	2005	2004	2003
Net income	$62,458	$41,577	$42,649
Other comprehensive income:
Realized derivative gains/(losses) on cash-flow hedges	(101)	79	3,866
Amortization as interest expense of hedging gains and losses included in other comprehensive income	703	757	1,688

Total other comprehensive income	602	836	5,554

Total comprehensive income	$63,060	$42,413	$48,203

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Company’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 6.6 million square feet of office and industrial properties, 121 apartment units and 122.8 acres of revenue-producing land sold during 2003, 2004 and 2005 and 1.9 million square feet of property held for sale at December 31, 2005. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company will not have any significant continuing involvement in the operations after the disposal transactions:

	Year Ended December 31,
	2005	2004	2003
Rental and other revenues	$39,987	$69,154	$77,602
Operating expenses:
Rental property and other expenses	17,808	29,673	31,017
Depreciation and amortization	11,964	20,767	23,611
Impairment of assets held for use	—	1,770	—
General and administrative	859	498	284

Total operating expenses	30,631	52,708	54,912
Interest expense	591	838	1,750
Other income	161	182	2,604

Income before co-venture expense, minority interest in the Operating Partnership and net gains on sales and impairments of discontinued operations	8,926	15,790	23,544
Co-venture expense	—	—	(1,221)
Minority interest in discontinued operations	(865)	(1,633)	(2,495)

Income from discontinued operations, before net gains on sales and impairments of discontinued operations	8,061	14,157	19,828

Gains on sales, net of impairments, of discontinued operations	25,754	3,106	10,746
Minority interest in discontinued operations	(2,528)	(323)	(929)

Gains on sales and impairments of discontinued operations, net of minority interest in the Operating Partnership	23,226	2,783	9,817

Total discontinued operations	$31,287	$16,940	$29,645

Carrying value of assets held for sale and assets sold during the year	$433,032	$531,365

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. As a result, the Company recorded impairments with respect to certain properties sold or held for sale aggregating $8.4 million, $6.3 million and $0.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. These impairments were included in discontinued operations.

At December 31, 2005, the Company had 1.9 million rentable square feet of properties and 96 acres of land classified as held for sale. As of April 30, 2006, most of these properties have been sold.

The following table includes the major classes of assets and liabilities of the properties held for sale as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Land	$25,254	$28,076
Land held for development	10,058	15,184
Buildings and tenant improvements	141,532	169,092
Development in process	(28)	(90)
Accumulated depreciation	(32,975)	(30,124)

Net real estate assets	143,841	182,138
Deferred leasing costs, net	2,075	1,607
Accrued straight line rents receivable	2,085	2,022
Prepaid expenses and other	28	11

Total assets	$148,029	$185,778

Tenant security deposits, deferred rents and accrued costs (1)	$1,005	$1,415

Mortgages payable (2)	$1,873	$15,349

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. During 2005, one land parcel and one office property which were classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, the Company recognized impairment losses of $7.6 million which were included in impairment of assets held for use for the year ended December 31, 2005. During 2004, there were two properties held for use, one of which was later sold in 2004 and the other was sold in 2005, with indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly impairment losses of $1.6 million were recognized during the year ended December 31, 2004. Since these properties subsequently were sold, the impairment losses have now been classified in income from discontinued operations. For the year ended December 31, 2003, there was no impairment loss on assets held for use.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended December 31,
	2005	2004	2003
Numerator:
Income from continuing operations	$31,171	$24,637	$13,004
Non-convertible preferred stock dividends (1)	(27,238)	(30,852)	(30,852)
Excess of preferred stock redemption value over carrying value (1)	(4,272)	—	—

Numerator for basic and diluted earnings per share: (3)
(Loss) from continuing operations attributable to common stockholders	(339)	(6,215)	(17,848)
Income from discontinued operations	31,287	16,940	29,645

Net Income	$30,948	$10,725	$11,797

Denominator:
Denominator for basic and diluted earnings per share—weighted-average shares (in thousands) (2), (3)	53,732	53,323	52,950

Basic earnings per share:
Loss from continuing operations	$(0.01)	$(0.12)	$(0.34)
Income from discontinued operations	0.59	0.32	0.56

Net income	$0.58	$0.20	$0.22

Diluted earnings per share (3):
Loss from continuing operations	$(0.01)	$(0.12)	$(0.34)
Income from discontinued operations	0.59	0.32	0.56

Net income	$0.58	$0.20	$0.22

(1)	For additional disclosures regarding outstanding Preferred Stock, see Note 9 included herein.
(2)	Weighted average shares exclude shares of unvested restricted stock pursuant to SFAS 128.
(3)	Pursuant to SFAS No. 128, income from continuing operations, after preferred dividends and preferred stock redemption charge, is the controlling number in determining whether potential common shares are dilutive or antidilutive. Because such potential common shares would be antidilutive to income from continuing operations allocable to common shareholders, diluted earnings per share is the same as basic earnings per share for the years ended December 31, 2005, 2004 and 2003. Potential common shares include stock options, warrants, shares issuable upon conversion of Common Units and unvested restricted shares, and would have amounted to approximately 6.6 million shares, 6.7 millions shares, and 7.0 million shares for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, potential common shares that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were 1.6 million shares, 2.6 million shares, and 3.1 million shares at December 31, 2005, 2004, and 2003, respectively.

The number of shares of Common Stock reserved for future issuance is as follows:

	December 31, 2005	December 31, 2004
Outstanding warrants	766,715	921,715
Outstanding stock options	5,153,648	4,632,691
Possible future issuance under stock option plan	1,731,835	2,531,330

	7,652,198	8,085,736

As of December 31, 2005, the Company had 145,186,578 remaining shares of Common Stock authorized to be issued under its charter.

As of December 31, 2005, 9.0 million shares of Common Stock were authorized for issuance under the Amended and Restated 1994 Stock Option Plan.

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

In December 2002, the FASB issued SFAS No. 148 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. The Company applied the prospective method of accounting and expenses all employee stock options (and similar awards) issued on or after January 1, 2003 over the vesting period based on the fair value of the award on the date of grant using the Black-Scholes valuation model. The adoption of this statement did not have a material impact on the Company’s results of operations.

As more fully described in Note 1, SFAS No. 123 (R) will become effective January 1, 2006 and will require recognition of compensation costs for unvested options the Company granted before January 1, 2003.

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

The following table summarizes information about stock options outstanding at December 31, 2005, 2004, 2003 and 2002:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2002	3,531,058	$23.96
Options granted	756,953	21.03
Options terminated	(2,250)	30.34
Options exercised	(56,300)	19.08

Balances at December 31, 2003	4,229,461	23.48
Options granted	834,078	25.81
Options terminated	(257,007)	23.54
Options exercised	(173,841)	19.14

Balances at December 31, 2004	4,632,691	24.51
Options granted	662,325	26.29
Options terminated	(40,368)	24.26
Options exercised	(101,000)	17.36

Balances at December 31, 2005	5,153,648	$24.23

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14. STOCK OPTIONS AND WARRANTS - Continued

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price
December 31, 2003	2,478,781	$23.60
December 31, 2004	3,343,740	$24.12
December 31, 2005	3,741,210	$23.80

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Stock Options Outstanding			Stock Options Exercisable
Exercise price of Stock Options	Number Outstanding (000)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (000)	Weighted Average Exercise Price
$10.00 to $15.00	104,582	4.2	$11.63	104,852	$11.63
$15.01 to $20.00	39,000	4.2	$18.38	39,000	$18.38
$20.01 to $25.00	2,590,017	4.7	$22.30	2,346,585	$22.43
$25.01 to $30.00	2,296,539	6.0	$26.66	1,127,263	$27.03
$30.01 to $35.00	123,510	1.7	$32.35	123,510	$32.35

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during 2005, 2004 and 2003 were $1.92, $1.50, and $0.19, respectively, per option.

Warrants

The following table sets forth information regarding warrants outstanding as of December 31, 2005:

Date of Issuance	Number of Warrants	Exercise Price
April 1996	30,000	$28.00
October 1997	626,715	$32.50
December 1997	110,000	$34.13

Total	766,715

All warrants are exercisable from the dates of issuance. The warrants granted in April 1996 and December 1997 expire 10 years from the respective dates of issuance. The warrants granted in October 1997 do not have an expiration date. February 1995 warrants aggregating 35,000 shares with an exercise price of $21.00 per share were fully exercised in February 2005. In June and September 2005, 120,000 of the April 1996 warrants were exercised and the remaining 30,000 warrants were exercised after December 31, 2005.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES - Continued

Land Leases

Certain properties in the Company’s wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a predetermined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $1.4 million, $1.6 million and $1.5 million for the 2005, 2004 and 2003, respectively.

For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or $0.03 million per acre.

As of December 31, 2005, the Company’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

2006	$999
2007	1,011
2008	1,027
2009	1,067
2010	1,085
Thereafter	35,787

$40,976

In addition, the Company has recorded $0.3 million in capitalized lease obligations as of December 31, 2005, which is reflected in other liabilities.

Capital Expenditures

The Company incurs capital expenditures to lease space to its customers, maintain the quality of its existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. At December 31, 2005, remaining commitments under contractual purchase obligations for these capital expenditures aggregated approximately $17.8 million.

Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, the Company’s expected future capital expenditures for started and/or committed new development projects as of May 15, 2006 are approximately $200 million, which includes several projects started or committed after December 31, 2005. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of December 31, 2005:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$8,431	11/2007
Capital One (3),(10)	Rent (4)	$—	10/2009
Industrial (3),(11)	Rent (4)	$506	12/2006
Industrial Environmental (3),(11)	Rent (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(12)	Rent (4)	$798	6/2008
RRHWoods, LLC and Dallas County Partners (2),(13)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(15)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(14)	Rent (4)	$512	4/2011
HIW-KC Orlando, LLC (3),(14)	Leasing Costs	$610	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 since the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed below for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at December 31, 2005 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and also entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership and agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements is $0.7 million as of December 31, 2005.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could be required to make under the guarantees was $20.1 million at December 31, 2005. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2005 averaged approximately 3.01%, and mature in 2015. A guarantee of $5.5 million will expire upon an industrial building becoming 95.0% leased or when the related loan matures. As of December 31, 2005, this building was 87.0% leased. The remaining $6.0 million in guarantees relate to loans on four office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the four buildings at December 31, 2005 is 90.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans. As a result, no liability has been recorded in the Company’s Consolidated Balance Sheet.
(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Company’s proportionate share. The property collateralizing the bonds is 100.0% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Consolidated Balance Sheet.
(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50.0 million non-recourse permanent loan, thereby releasing the Company from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50.0 million mortgage bears a fixed interest rate of 5.72%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Company’s maximum exposure under this master lease was $1.7 million at December 31, 2005. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of December 31, 2005 is $8.4 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.
(10)	In connection with an unrelated disposition of 298,000 square feet of property in 2003 (the “Capital One” transaction), which was fully leased to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., the Company agreed to guarantee to the buyer, over various contingency periods through October 2009, any rent shortfalls on certain space. Because of this guarantee, in accordance with SFAS No. 66, the Company deferred $4.4 million of the total $8.4 million gain. The deferred portion of the gain is recognized when each contingency period is concluded. As a result, the Company recognized $1.3 million of the deferred gain in 2003, $1.7 million during 2004 and an additional $1.4 million in 2005. As of July 2005, there were no remaining circumstances under which the Company could be required to make payments under this guarantee. Accordingly, the remaining deferred gain was recognized in the third quarter of 2005.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES - Continued

(11)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square footage of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Company agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of December 31, 2005, $0.5 million remains deferred, which represents the Company’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(12)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, and reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of December 31, 2005, the Company has recorded approximately $0.8 million in other liabilities and $0.8 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee as of December 31, 2005 is $1.1 million. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(13)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of December 31, 2005, the Company expensed its share of the master lease payments totaling $0.02 million and recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $3.3 million as of December 31, 2005. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.
(14)	As more fully described in Note 2, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the joint venture’s total square footage. The Company has paid $1.1 million in 2005 and $2.4 million in 2004 under this guarantee, and $0.6 million is estimated to remain under the guarantee at December 31, 2005.
(15)	In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $2.9 million to a bank in August 2005, effective November 2005. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50.0% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded $0.06 million in other liabilities and $0.06 million as a deferred charge in other assets on its Consolidated Balance Sheet at December 31, 2005.

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

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 were as follows:

	Carrying Amount	Fair Value
December 31, 2005
Cash and cash equivalents	$1,212	$1,212
Accounts and notes receivable	$33,433	$35,509
Mortgages and notes payable	$1,471,616	$1,562,997
Financing obligations	$34,154	$34,235

December 31, 2004
Cash and cash equivalents	$24,482	$24,482
Accounts and notes receivable	$23,870	$23,870
Mortgages and notes payable	$1,572,574	$1,670,072
Financing obligations	$65,309	$66,718

The fair values of the Company’s fixed rate mortgages and notes payable and financing obligations were estimated using discounted cash flow analysis based on the Company’s estimated incremental borrowing rate at December 31, 2005 for similar types of borrowing arrangements. The carrying amounts of the Company’s variable rate borrowings approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 2005. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at December 31, 2005, no tenant of the Wholly Owned Properties comprised more than 5.7% of the Company’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Rental and Other Revenues (1):
Office segment	$339,902	$335,648	$355,120
Industrial segment	28,676	29,018	35,898
Retail segment	41,018	38,402	38,007
Apartment segment	1,105	1,063	1,022

Total Rental and Other Revenues	$410,701	$404,131	$430,047

Net Operating Income (1):
Office segment	$213,706	$211,802	$226,559
Industrial segment	21,643	22,327	28,629
Retail segment	27,915	26,313	26,192
Apartment segment	512	521	471

Total Net Operating Income	263,776	260,963	281,851

Reconciliation to income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(114,493)	(113,418)	(119,807)
Impairment of assets held for use	(7,587)	—	—
General and administrative expenses	(33,063)	(41,485)	(25,739)
Interest expense	(107,708)	(119,188)	(140,929)
Interest and other income	7,112	6,142	5,322
Settlement of bankruptcy claim	—	14,435	—
Loss on debt extinguishment	(453)	(12,457)	(14,653)
Gain on extinguishment of co-venture obligation	—	—	13,940

Income before disposition of property, co-venture expense, minority interest and equity in earnings of unconsolidated affiliates	$7,584	$(5,008)	$(15)

	December 31,
	2005	2004	2003
Total Assets:
Office segment	$2,245,595	$2,529,577	$2,763,147
Industrial segment	226,199	256,340	269,878
Retail segment	259,544	262,515	279,733
Apartment segment	21,121	12,207	14,040
Corporate and other	156,519	179,019	186,426

Total Assets	$2,908,978	$3,239,658	$3,513,224

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

18. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth quarterly financial information for the Company’s fiscal years ended December 31, 2005 and 2004 and have been adjusted to reflect the reporting requirements of discontinued operations under SFAS No. 144:

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$102,556	$101,826	$101,844	$104,475	$410,701

Income from continuing operations (1)	4,057	8,526	11,405	7,183	31,171
Income/(loss) from discontinued operations (1)	17,097	2,908	11,466	(184)	31,287

Net income	21,154	11,434	22,871	6,999	62,458
Dividends on preferred stock	(7,713)	(7,713)	(6,699)	(5,113)	(27,238)
Excess of preferred stock redemption cost over carrying value	—	—	(4,272)	—	(4,272)

Net income available for common stockholders	$13,441	$3,721	$11,900	$1,886	$30,948

Net (loss)/income per share-basic:
(Loss)/income from continuing operations	$(0.07)	$0.02	$0.01	$0.04	$(0.01)
Discontinued operations	0.32	0.05	0.21	—	0.59

Net (loss)/income	$0.25	$0.07	$0.22	$0.04	$0.58

Net (loss)/income per share-diluted:
(Loss)/income from continuing operations	$(0.07)	$0.02	$0.01	$0.03	$(0.01)
Discontinued operations	0.32	0.05	0.21	—	0.59

Net (loss)/income	$0.25	$0.07	$0.22	$0.03	$0.58

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$104,594	$101,734	$97,586	$100,217	$404,131

(Loss)/income from continuing operations (1)	(1,343)	6,007	16,656	3,317	24,637
Income from discontinued operations (1)	7,481	461	4,458	4,540	16,940

Net income	6,138	6,468	21,114	7,857	41,577
Dividends on preferred stock	(7,713)	(7,713)	(7,713)	(7,713)	(30,852)

Net (loss attributable to)/income available for common stockholders	$(1,575)	$(1,245)	$13,401	$144	$10,725

Net (loss)/income per share-basic:
(Loss)/income from continuing operations	$(0.17)	$(0.03)	$0.17	$(0.08)	$(0.12)
Discontinued operations	0.14	0.01	0.08	0.08	0.32

Net (loss)/income	$(0.03)	$(0.02)	$0.25	$—	$0.20

Net (loss)/income per share-diluted:
(Loss)/income from continuing operations	$(0.17)	$(0.03)	$0.17	$(0.08)	$(0.12)
Discontinued operations	0.14	0.01	0.08	0.08	0.32

Net (loss)/income	$(0.03)	$(0.02)	$0.25	$—	$0.20

(1)	The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form 10-Q:

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

18. QUARTERLY FINANCIAL DATA (Unaudited) – Continued

		For the Quarter Ended
		March 31, 2005	June 30, 2005	September 30, 2005
Total rental and other revenues previously reported		$115,527	$106,705	$106,524
Discontinued operations		(12,971)	(4,879)	(4,680)

Revised total rental and other revenues		$102,556	$101,826	$101,844

Income from continuing operations previously reported		$5,681	$8,882	$12,144
Discontinued operations		(1,624)	(356)	(739)

Revised income from continuing operations		$4,057	$8,526	$11,405

Income from discontinued operations previously reported		$15,473	$2,552	$10,727
Additional discontinued operations from properties sold subsequent to the respective reporting period		1,624	356	739

Revised income from discontinued operations		$17,097	$2,908	$11,466

	For the Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Total rental and other revenues previously reported	$117,921	$106,508	$102,026	$115,306
Discontinued operations	(13,327)	(4,774)	(4,440)	(15,089)

Revised total rental and other revenues	$104,594	$101,734	$97,586	$100,217

Income from continuing operations previously reported	$1,199	$6,804	$17,324	$5,530
Discontinued operations	(2,542)	(797)	(668)	(2,213)

Revised income from continuing operations	$(1,343)	$6,007	$16,656	$3,317

Income from discontinued operations previously reported	$4,939	$(336)	$3,790	$2,327
Additional discontinued operations from properties sold subsequent to the respective reporting period	2,542	797	668	2,213

Revised income from discontinued operations	$7,481	$461	$4,458	$4,540

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19. OTHER EVENTS

Retirement of Former Chief Executive Officer

The Company’s former Chief Executive Officer retired on June 30, 2004. In connection with his retirement, the Company’s Board of Directors approved a retirement package for him that included a lump sum cash payment, accelerated vesting of stock options and restricted stock, extended lives of stock options and continued coverage under the Company’s health and life insurance plan for three years at the Company’s expense. Under GAAP, the changes to existing stock options and restricted stock give rise to new measurement dates and revised compensation computations. The total cost recognized under GAAP for the six months ended June 30, 2004 was $4.6 million, comprised of a $2.2 million cash payment, $0.6 million related to the vesting of stock options, $1.7 million related to the vesting of restricted shares and about $0.1 million for continued insurance coverage. Certain components of this retirement package were required to be recognized as of the Board’s approval date, which was in the first quarter 2004, while other components were required to be amortized from that date until his June 30, 2004 retirement date. Accordingly, $3.2 million was expensed in the first quarter of 2004 and the remaining $1.4 million was expensed in the second quarter of 2004.

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

Casualty from Hurricane and Related Insurance Claim

In the fourth quarter of 2005, one of the Company’s office properties located in southeastern Florida sustained damage in a hurricane. The damages are insured except for a $341,000 deductible, which was expensed in the fourth quarter 2005. The Company did not incur any significant loss of rental income as a result of the damages. In the fourth quarter 2005 the Company wrote off $0.5 million representing the estimated net book value of the fixed assets that were destroyed and therefore no longer in service. The Company is making temporary repairs and is developing an estimate of the cost of permanent repairs to the building. The Company also accrued a corresponding amount of insurance proceeds, a portion of which has been received from the insurance company. The Company believes that receipt of all of the accrued insurance proceeds is probable.

HIGHWOODS PROPERTIES INC.

SCHEDULE II

(In Thousands)

For the years ended December 31, 2005, 2004, 2003 and 2002

A summary of activity for Valuation and Qualifying Accounts and Reserves

	Balance at December 31, 2004	Additions: Charged to Expense	Deductions: Adjustments and Settlements	Balance at December 31, 2005
Allowance for Doubtful Accounts—Straightline Rent Receivable	$1,422	$1,526	$(2,339)	$609
Allowance for Doubtful Accounts—Accounts Receivable	1,171	2,557	(2,110)	1,618
Allowance for Doubtful Accounts—Notes Receivable	122	294	(153)	263
Disposition Reserve.	180	1,388	(1,468)	100

Total Allowances.	$2,895	$5,765	$(6,070)	$2,590

	Balance at December 31, 2003	Additions: Charged to Expense	Deductions: Adjustments and Settlements	Balance at December 31, 2004
Allowance for Doubtful Accounts—Straightline Rent Receivable	$—	$1,708	$(286)	$1,422
Allowance for Doubtful Accounts—Accounts Receivable	1,235	2,742	(2,806)	1,171
Allowance for Doubtful Accounts—Notes Receivable	—	122	—	122
Disposition Reserve.	750	162	(732)	180

Total Allowances.	$1,985	$4,734	$(3,824)	$2,895

	Balance at December 31, 2002	Additions: Charged to Expense	Deductions: Adjustments and Settlements	Balance at December 31, 2003
Allowance for Doubtful Accounts—Accounts Receivable	$1,457	$1,519	$(1,741)	$1,235

HIGHWOODS PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2005

(In Thousands)

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Atlanta, GA
1700 Century Center	Atlanta		1,117	3,168	—	690	1,117	3,858	4,975	1,147	1972	5-40 yrs.
1700 Century Circle	Atlanta			2,482	2	227	2	2,709	2,711	194	1983	5-40 yrs.
1800 Century Boulevard	Atlanta		1,443	29,081	1	9,592	1,444	38,673	40,117	9,160	1975	5-40 yrs.
1825 Century Center	Atlanta		864	—	303	15,186	1,167	15,186	16,353	1,670	2002	5-40 yrs.
1875 Century Boulevard	Atlanta		—	8,924	—	1,719	—	10,643	10,643	2,410	1976	5-40 yrs.
1900 Century Boulevard	Atlanta		—	4,744	—	416	—	5,160	5,160	1,268	1971	5-40 yrs.
2200 Century Parkway	Atlanta		—	14,432	—	1,912	—	16,344	16,344	3,930	1971	5-40 yrs.
2400 Century Center	Atlanta		—	—	406	14,975	406	14,975	15,381	2,707	1998	5-40 yrs.
2500 Century Center	Atlanta			—	328	20,608	328	20,608	20,936	61	2005	5-40 yrs.
2600 Century Parkway	Atlanta		—	10,679	—	1,362	—	12,041	12,041	2,726	1973	5-40 yrs.
2635 Century Parkway	Atlanta		—	21,643	—	2,189	—	23,832	23,832	5,452	1980	5-40 yrs.
2800 Century Parkway	Atlanta		—	20,449	—	394	—	20,843	20,843	4,748	1983	5-40 yrs.
400 North Business Park	Atlanta		979	6,235	—	705	979	6,940	7,919	1,559	1985	5-40 yrs.
50 Glenlake	Atlanta		2,500	20,006	—	285	2,500	20,291	22,791	4,100	1997	5-40 yrs.
6348 Northeast Expressway	Atlanta		275	1,655	0	187	275	1,842	2,117	409	1978	5-40 yrs.
6438 Northeast Expressway	Atlanta		180	2,216	(1)	117	179	2,333	2,512	560	1981	5-40 yrs.
Bluegrass Valley Land	Atlanta		19,711	—	(941)	—	18,770	—	18,770	—	N/A	N/A
Bluegrass Lakes I	Atlanta		816	—	336	3,354	1,152	3,354	4,506	875	1999	5-40 yrs.
Bluegrass Place I	Atlanta		491	2,061	—	55	491	2,116	2,607	467	1995	5-40 yrs.
Bluegrass Place II	Atlanta		412	2,583	—	18	412	2,601	3,013	544	1996	5-40 yrs.
Bluegrass Valley	Atlanta		1,500	—	409	4,238	1,909	4,238	6,147	1,215	2000	5-40 yrs.
Century Plaza I	Atlanta		1,290	8,567	—	1,382	1,290	9,949	11,239	1,812	1981	5-40 yrs.
Century Plaza II	Atlanta		1,380	7,733	—	1,137	1,380	8,870	10,250	1,415	1984	5-40 yrs.
Chastain Place I	Atlanta		451	—	341	3,121	792	3,121	3,913	670	1997	5-40 yrs.
Chastain Place II	Atlanta		599	—	194	1,506	793	1,506	2,299	302	1998	5-40 yrs.
Chastain Place III	Atlanta		539	—	173	1,103	712	1,103	1,815	200	1999	5-40 yrs.
Chattahoochee Avenue	Atlanta		246	1,861	(246)	(1,861)	—	—	—	—	1970	5-40 yrs.
Corporate Lakes	Atlanta		1,265	7,243	0	260	1,265	7,503	8,768	1,686	1988	5-40 yrs.
Cosmopolitan North	Atlanta		2,833	4,147	(2,833)	(4,147)	—	—	—	—	1980	5-40 yrs.
Deerfield I	Atlanta		1,204	3,900	149	292	1,353	4,192	5,545	1,564	1999	5-40 yrs.
Deerfield II	Atlanta		1,705	5,521	202	(628)	1,907	4,893	6,800	1,782	1999	5-40 yrs.
Deerfield III	Atlanta		1,010	—	161	3,786	1,171	3,786	4,957	492	2001	5-40 yrs.
EKA Chemical	Atlanta	(1)	609	9,886	—	—	609	9,886	10,495	1,926	1998	5-40 yrs.
Gwinnett Distribution Center	Atlanta		1,119	5,960	(0)	1,387	1,119	7,347	8,466	1,713	1991	5-40 yrs.
Highwoods Center I at Tradeport	Atlanta	(1)	307	—	139	3,154	446	3,154	3,600	1,159	1999	5-40 yrs.
Highwoods Center II at Tradeport	Atlanta	(1)	641	—	162	3,354	803	3,354	4,157	856	1999	5-40 yrs.
Highwoods Center III at Tradeport	Atlanta	(1)	409	—	130	2,158	539	2,158	2,697	226	2001	5-40 yrs.
Kennestone Corporate Center	Atlanta		518	4,922	(518)	(4,922)	—	—	—	—	1985	5-40 yrs.
La Vista Business Park	Atlanta		815	5,224	(815)	(5,224)	—	—	—	—	1973	5-40 yrs.
National Archives and Records Administration	Atlanta	17,874	1,484	—	—	17,683	1,484	17,683	19,167	605	2004	5-40 yrs.
Newpoint Place I	Atlanta		819	—	356	2,699	1,175	2,699	3,874	510	1998	5-40 yrs.
Newpoint Place II	Atlanta		1,499	—	394	4,084	1,893	4,084	5,977	1,348	1999	5-40 yrs.
Newpoint Place III	Atlanta		668	—	253	2,117	921	2,117	3,038	296	1998	5-40 yrs.
Newpoint Place IV	Atlanta		989	—	406	4,539	1,395	4,539	5,934	560	2001	5-40 yrs.
Newpoint Place Land	Atlanta		2,112	—	(12)	10	2,100	10	2,110	—	N/A	N/A
Norcross I & II	Atlanta		323	2,000	(0)	151	323	2,151	2,474	504	1970	5-40 yrs.
Nortel	Atlanta		3,342	32,111	—	12	3,342	32,123	35,465	6,260	1998	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Oakbrook I	Atlanta		880	4,993	0	653	880	5,646	6,526	1,437	1981	5-40 yrs.
Oakbrook II	Atlanta		1,591	9,030	(0)	(446)	1,591	8,584	10,175	2,398	1983	5-40 yrs.
Oakbrook III	Atlanta		1,491	8,463	(0)	(1,000)	1,491	7,463	8,954	2,102	1984	5-40 yrs.
Oakbrook IV	Atlanta		960	5,449	(0)	234	960	5,683	6,643	1,440	1985	5-40 yrs.
Oakbrook V	Atlanta		2,223	12,613	0	889	2,223	13,502	15,725	2,906	1985	5-40 yrs.
Oakbrook Summit	Atlanta		943	6,636	(1)	426	942	7,062	8,004	1,681	1981	5-40 yrs.
Oxford Lake Business Center	Atlanta		855	7,155	—	414	855	7,569	8,424	1,755	1985	5-40 yrs.
Peachtree Corners II	Atlanta		1,923	7,992	(665)	(32)	1,258	7,960	9,218	2,961	1999	5-40 yrs.
Peachtree Corners III	Atlanta		880	2,014	—	2,772	880	4,786	5,666	381	2002	5-40 yrs.
Peachtree Corners Land	Atlanta		1,221	—	(1,221)	—	—	—	—	—	N/A	N/A
South Park Residential Land	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site Land	Atlanta		1,204	—	752	—	1,956	—	1,956	—	N/A	N/A
Southside Distribution Center	Atlanta		804	4,553	0	1,217	804	5,770	6,574	1,149	1988	5-40 yrs.
Tradeport I	Atlanta		557	—	261	2,588	818	2,588	3,406	434	1999	5-40 yrs.
Tradeport II	Atlanta		557	—	261	2,600	818	2,600	3,418	774	1999	5-40 yrs.
Tradeport III	Atlanta		673	—	370	2,265	1,043	2,265	3,308	169	1999	5-40 yrs.
Tradeport IV	Atlanta		667	—	365	3,412	1,032	3,412	4,444	772	2001	5-40 yrs.
Tradeport V	Atlanta		463	—	180	2,177	643	2,177	2,820	209	2002	5-40 yrs.
Tradeport Land	Atlanta		5,243	—	(99)	—	5,144	—	5,144	—	N/A	N/A
Two Point Royal	Atlanta	(1)	1,793	14,964	—	(54)	1,793	14,910	16,703	2,853	1997	5-40 yrs.
			—	—	—	—	—	—	—	—
Baltimore, MD			—	—	—	—	—	—	—	—
Sportsman Club Land	Baltimore		24,931	—	(11,829)	—	13,102	—	13,102	—	N/A	N/A
			—	—	—	—	—	—	—	—
Charlotte, NC			—	—	—	—	—	—	—	—
4601 Park Square	Charlotte		2,601	7,808	(2,601)	(7,808)	—	—	—	—	1972	5-40 yrs.
First Citizens Building	Charlotte		647	5,505	(647)	(5,505)	—	—	—	—	1989	5-40 yrs.
Mallard Creek I	Charlotte		1,248	4,184	(1,248)	(4,184)	—	—	—	—	1986	5-40 yrs.
Mallard Creek III	Charlotte		845	4,810	(845)	(4,810)	—	—	—	—	1990	5-40 yrs.
Mallard Creek IV	Charlotte		348	1,164	(348)	(1,164)	—	—	—	—	1993	5-40 yrs.
Mallard Creek V	Charlotte		1,665	—	(1,665)	—	—	—	—	—	1999	5-40 yrs.
Mallard Creek VI	Charlotte		845	—	(845)	—	—	—	—	—	N/A	N/A
Oakhill Business Park English Oak	Charlotte		756	4,286	(756)	(4,286)	—	—	—	—	1984	5-40 yrs.
Oakhill Business Park Laurel Oak	Charlotte		475	2,695	(475)	(2,695)	—	—	—	—	1984	5-40 yrs.
Oakhill Business Park Live Oak	Charlotte		1,403	5,620	(1,403)	(5,620)	—	—	—	—	1989	5-40 yrs.
Oakhill Business Park Scarlet Oak	Charlotte		1,081	6,133	(1,081)	(6,133)	—	—	—	—	1982	5-40 yrs.
Oakhill Business Park Twin Oak	Charlotte		1,252	7,111	(1,252)	(7,111)	—	—	—	—	1985	5-40 yrs.
Oakhill Business Park Water Oak	Charlotte		1,635	9,279	(1,635)	(9,279)	—	—	—	—	1985	5-40 yrs.
Oakhill Business Park Willow Oak	Charlotte		445	2,529	(445)	(2,529)	—	—	—	—	1982	5-40 yrs.
Oakhill Land	Charlotte		3,899	—	(3,899)	—	—	—	—	—	N/A	N/A
Pinebrook	Charlotte		846	4,630	(846)	(4,630)	—	—	—	—	1986	5-40 yrs.
One Parkway Plaza Building	Charlotte		1,110	4,748	(1,110)	(4,748)	—	—	—	—	1982	5-40 yrs.
Two Parkway Plaza Building	Charlotte		1,694	6,785	(1,694)	(6,785)	—	—	—	—	1983	5-40 yrs.
Three Parkway Plaza Building	Charlotte		1,570	6,282	(1,570)	(6,282)	—	—	—	—	1984	5-40 yrs.
Six Parkway Plaza Building	Charlotte		—	—	—	—	—	—	—	—	1996	5-40 yrs.
Seven Parkway Plaza Building	Charlotte		—	4,648	—	(4,648)	—	—	—	—	1985	5-40 yrs.
Eight Parkway Plaza Building	Charlotte		—	4,698	—	(4,698)	—	—	—	—	1986	5-40 yrs.
Eleven Parkway Plaza	Charlotte		160	—	(160)	—	—	—	—	—	1999	5-40 yrs.
Twelve Parkway Plaza	Charlotte		112	—	(112)	—	—	—	—	—	1999	5-40 yrs.
Fourteen Parkway Plaza Building	Charlotte		483	—	(483)	—	—	—	—	—	1999	5-40 yrs.
University Center	Charlotte		1,245	—	(1,245)	—	—	—	—	—	2001	5-40 yrs.
University Center - Land	Charlotte		7,122	—	(894)	—	6,228	—	6,228	—	N/A	N/A
			—	—	—	—	—	—	—	—
Columbia, SC			—	—	—	—	—	—	—	—
Centerpoint I	Columbia		1,323	7,509	0	57	1,323	7,566	8,889	1,809	1988	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Centerpoint II	Columbia		1,192	8,096	246	109	1,438	8,205	9,643	1,856	1996	5-40 yrs.
Centerpoint V	Columbia		265	—	59	1,337	324	1,337	1,661	295	1997	5-40 yrs.
Centerpoint VI	Columbia		276	—	—	—	276	—	276	—	N/A	N/A
Fontaine I	Columbia		1,228	6,960	(0)	(942)	1,228	6,018	7,246	2,249	1985	5-40 yrs.
Fontaine II	Columbia		948	5,376	1	(772)	949	4,604	5,553	1,346	1987	5-40 yrs.
Fontaine III	Columbia		859	4,869	(0)	(1,115)	859	3,754	4,613	1,264	1988	5-40 yrs.
Fontaine V	Columbia		398	2,257	(0)	(184)	398	2,073	2,471	528	1990	5-40 yrs.
			—	—	—	—	—	—	—	—
Greenville, SC			—	—	—	—	—	—	—	—
385 Building 1	Greenville		1,413	—	—	3,514	1,413	3,514	4,927	1,060	1998	5-40 yrs.
385 Land	Greenville		1,800	—	27	—	1,827	—	1,827	—	N/A	N/A
770 Pelham Road	Greenville		705	2,812	—	499	705	3,311	4,016	809	1989	5-40 yrs.
Brookfield Plaza	Greenville	(2)	1,500	8,514	(0)	227	1,500	8,741	10,241	2,035	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Greenville		3,050	17,280	(23)	3,305	3,027	20,585	23,612	3,993	1990	5-40 yrs.
MetLife @ Brookfield	Greenville		1,039	—	352	10,569	1,391	10,569	11,960	1,847	2001	5-40 yrs.
Patewood Business Center	Greenville		1,322	7,504	0	197	1,322	7,701	9,023	1,830	1983	5-40 yrs.
Patewood I	Greenville		942	5,117	—	1,035	942	6,152	7,094	1,326	1985	5-40 yrs.
Patewood II	Greenville		942	5,176	—	718	942	5,894	6,836	1,382	1987	5-40 yrs.
Patewood III	Greenville	(2)	841	4,776	1	259	842	5,035	5,877	1,145	1989	5-40 yrs.
Patewood IV	Greenville	(2)	1,219	6,918	(0)	217	1,219	7,135	8,354	1,663	1989	5-40 yrs.
Patewood V	Greenville	(2)	1,690	9,589	0	159	1,690	9,748	11,438	2,256	1990	5-40 yrs.
Patewood VI	Greenville		2,360	—	321	7,389	2,681	7,389	10,070	1,431	1999	5-40 yrs.
			—	—	—	—	—	—	—	—
Jacksonville, FL			—	—	—	—	—	—	—	—
Belfort Park VII - Land	Jacksonville		1,858	—	(1,858)	—	—	—	—	—	N/A	N/A
			—	—	—	—	—	—	—	—
Kansas City, MO			—	—	—	—	—	—	—	—
Country Club Plaza	Kansas City	(3)	17,246	153,289	79	129,156	17,325	282,445	299,770	50,088	1920-2002	5-40 yrs.
Des Moines Land	Des Monines			—	2,451	—	2,451	—	2,451	—	N/A	N/A
Colonial Shops	Kansas City		141	657	(0)	99	141	756	897	155	1907	5-40 yrs.
Corinth Executive Building	Kansas City		526	2,341	(0)	651	526	2,992	3,518	673	1973	5-40 yrs.
Corinth Office Building	Kansas City		541	2,199	(0)	336	541	2,535	3,076	502	1960	5-40 yrs.
Corinth Shops South	Kansas City		1,043	4,447	—	185	1,043	4,632	5,675	899	1953	5-40 yrs.
Corinth Square North Shops	Kansas City		2,756	11,490	(0)	973	2,756	12,463	15,219	2,352	1962	5-40 yrs.
Fairway North	Kansas City		771	3,283	0	309	771	3,592	4,363	804	1985	5-40 yrs.
Fairway Shops	Kansas City		689	3,215	0	(121)	689	3,094	3,783	687	1940	5-40 yrs.
Fairway West	Kansas City		871	3,527	0	336	871	3,863	4,734	765	1983	5-40 yrs.
Residential - Land	Kansas City		484	—	354	—	838	—	838	—	N/A	N/A
Land - Hotel Land - Valencia	Kansas City		978	—	187	—	1,165	—	1,165	—	N/A	N/A
Land - JCN Parkway 4502-1	Kansas City		50	—	(50)	—	—	—	—	—	N/A	N/A
Land - JCN Parkway 4510 & 4518	Kansas City		119	—	(119)	—	—	—	—	—	N/A	N/A
Land - Lionsgate	Kansas City		3,506	—	(11)	—	3,495	—	3,495	—	N/A	N/A
Neptune Apartments	Kansas City	3,918	1,098	6,282	(0)	458	1,098	6,740	7,838	1,262	1988	5-40 yrs.
Rental Houses	Kansas City		—	764	—	74	—	838	838	156	1960	5-40 yrs.
St. Charles Apartments	Kansas City		30	169	(30)	(169)	—	—	—	—	1922	5-40 yrs.
Wornall Road Apartments	Kansas City		187	177	(187)	(177)	—	—	—	—	1918	5-40 yrs.
Nichols Building	Kansas City		502	2,030	(1)	408	501	2,438	2,939	484	1978	5-40 yrs.
One Ward Parkway	Kansas City		682	3,937	(1)	(163)	681	3,774	4,455	1,113	1980	5-40 yrs.
Parkway Building	Kansas City		404	2,044	(0)	(2)	404	2,042	2,446	490	1906-1910	5-40 yrs.
Prairie Village Rest & Bank	Kansas City	(4)	—	—	—	1,372	—	1,372	1,372	255	1948	5-40 yrs.
Prairie Village Shops	Kansas City	(4)	3,366	14,686	1	3,341	3,367	18,027	21,394	3,522	1948	5-40 yrs.
Shannon Valley Shopping Center	Kansas City	5,198	1,930	7,625	1	1,396	1,931	9,021	10,952	2,122	1988	5-40 yrs.
Somerset	Kansas City		31	125	0	—	31	125	156	23	1998	5-40 yrs.
Two Brush Creek	Kansas City		984	4,402	0	198	984	4,600	5,584	1,066	1983	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
				—	—	—	—	—	—	—
Memphis, TN				—	—	—	—	—	—	—
3400 Players Club Parkway	Memphis	(2)	1,005	—	207	4,905	1,212	4,905	6,117	975	1997	5-40 yrs.
6000 Poplar Ave	Memphis		2,340	11,385	—	2,070	2,340	13,455	15,795	1,927	1985	5-40 yrs.
6060 Poplar Ave	Memphis		1,980	8,677	—	1,247	1,980	9,924	11,904	1,464	1987	5-40 yrs.
Atrium I & II	Memphis		1,570	6,253	—	1,220	1,570	7,473	9,043	1,694	1984	5-40 yrs.
Centrum	Memphis		1,013	5,580	—	1,219	1,013	6,799	7,812	1,241	1979	5-40 yrs.
Hickory Hill Medical Plaza	Memphis		401	2,276	(401)	(2,276)	—	—	—	—	1988	5-40 yrs.
International Place II	Memphis	(5)	4,884	27,782	0	2,493	4,884	30,275	35,159	7,260	1988	5-40 yrs.
Shadow Creek I	Memphis		924	—	242	7,145	1,166	7,145	8,311	1,685	2000	5-40 yrs.
Shadow Creek II	Memphis		734	—	243	6,788	977	6,788	7,765	661	2001	5-40 yrs.
Southwind Office Center A	Memphis		1,004	5,694	(1)	701	1,003	6,395	7,398	1,539	1991	5-40 yrs.
Southwind Office Center B	Memphis		1,366	7,754	(0)	629	1,366	8,383	9,749	1,985	1990	5-40 yrs.
Southwind Office Center C	Memphis	(2)	1,070	—	221	5,803	1,291	5,803	7,094	1,635	1998	5-40 yrs.
Southwind Office Center D	Memphis		744	—	193	5,282	937	5,282	6,219	1,154	1999	5-40 yrs.
The Colonnade	Memphis		1,300	6,481	267	1,012	1,567	7,493	9,060	2,165	1998	5-40 yrs.
				—	—	—	—	—	—	—
Nashville, TN				—	—	—	—	—	—	—
3322 West End	Nashville	(2)	3,025	27,490	—	1,589	3,025	29,079	32,104	4,029	1986	5-40 yrs.
3401 West End	Nashville		5,864	22,917	(1,278)	434	4,586	23,351	27,937	6,025	1982	5-40 yrs.
5310 Maryland Way	Nashville		1,863	7,201	(401)	(944)	1,462	6,257	7,719	1,658	1994	5-40 yrs.
BNA Corporate Center	Nashville		—	18,506	—	2,303	—	20,809	20,809	5,536	1985	5-40 yrs.
Century City Plaza I	Nashville		903	6,919	—	(2,540)	903	4,379	5,282	1,110	1987	5-40 yrs.
Cool Springs I	Nashville		1,583	—	(815)	12,999	768	12,999	13,767	2,918	1999	5-40 yrs.
Cool Springs II	Nashville		1,824	—	91	21,960	1,915	21,960	23,875	4,371	1999	5-40 yrs.
Cool Springs Land	Nashville		7,635	—	(1,280)	—	6,355	—	6,355	—	N/A	N/A
Eastpark I, II, & III	Nashville		2,840	10,993	(609)	809	2,231	11,802	14,033	3,344	1978	5-40 yrs.
Harpeth on the Green II	Nashville	(1)	1,419	5,677	—	1,041	1,419	6,718	8,137	1,707	1984	5-40 yrs.
Harpeth on the Green III	Nashville	(1)	1,660	6,649	—	1,197	1,660	7,846	9,506	1,933	1987	5-40 yrs.
Harpeth on the Green IV	Nashville	(1)	1,713	6,842	—	703	1,713	7,545	9,258	1,820	1989	5-40 yrs.
Harpeth on The Green V	Nashville	(1)	662	—	197	4,362	859	4,362	5,221	964	1998	5-40 yrs.
Hickory Trace	Nashville	(5)	1,164	—	164	5,715	1,328	5,715	7,043	1,163	N/A	N/A
Highwoods Plaza I	Nashville	(1)	1,552	—	307	8,291	1,859	8,291	10,150	2,952	1996	5-40 yrs.
Highwoods Plaza II	Nashville	(1)	1,448	—	307	6,654	1,755	6,654	8,409	1,565	1997	5-40 yrs.
Lakeview Ridge I	Nashville		2,069	7,267	(404)	(1,008)	1,665	6,259	7,924	1,620	1986	5-40 yrs.
Lakeview Ridge II	Nashville	(1)	605	—	187	3,992	792	3,992	4,784	776	1998	5-40 yrs.
Lakeview Ridge III	Nashville	(1)	1,073	—	400	10,558	1,473	10,558	12,031	2,150	1999	5-40 yrs.
Seven Springs I	Nashville		2,076	—	389	13,852	2,465	13,852	16,317	1,640	2002	5-40 yrs.
Seven Springs -Land I	Nashville		3,122	—	1,193	—	4,315	—	4,315	—	N/A	N/A
Seven Springs - Land II	Nashville		3,715	—	(1,064)	241	2,651	241	2,892	—	N/A	N/A
SouthPointe	Nashville		1,655	—	310	7,114	1,965	7,114	9,079	1,835	1998	5-40 yrs.
Southwind Land	Nashville		3,662	—	589	448	4,251	448	4,699	—	N/A	N/A
Sparrow Building	Nashville		1,262	5,047	—	733	1,262	5,780	7,042	1,372	1982	5-40 yrs.
The Ramparts at Brentwood	Nashville		2,394	12,806	—	609	2,394	13,415	15,809	1,937	1986	5-40 yrs.
Westwood South	Nashville	(1)	2,106	—	382	9,980	2,488	9,980	12,468	2,554	1999	5-40 yrs.
Winners Circle	Nashville	(1)	1,497	7,258	—	699	1,497	7,957	9,454	1,640	1987	5-40 yrs.
				—	—	—	—	—	—	—
				—	—	—	—	—	—	—
Orlando, FL				—	—	—	—	—	—	—
Capital Plaza III	Orlando		2,994	—	26	—	3,020	—	3,020	—	N/A	N/A
In Charge Institute	Orlando		501	—	95	2,683	596	2,683	3,279	735	2000	5-40 yrs.
Lake Mary Land	Orlando		9,805	—	(9,805)	—	—	—	—	—	N/A	N/A
Metrowest Center	Orlando		1,354	7,687	18	1,346	1,372	9,033	10,405	2,128	1988	5-40 yrs.
Windsor at Metro Center	Orlando		—	—	2,060	9,335	2,060	9,335	11,395	500	2002
MetroWest Land	Orlando		2,034	—	1,367	—	3,401	—	3,401	—	N/A	N/A

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Pine Street II	Orlando		3,030	48,043	(3,030)	(48,043)	—	—	—	—	1999	5-40 yrs.
MetroWest 1 Land	Orlando		1,100	—	51	3	1,151	3	1,154	—	N/A	N/A
				—	—	—	—	—	—	—
Piedmont Triad, NC				—	—	—	—	—	—	—
101 Stratford	Piedmont Triad		1,205	6,916	—	1,143	1,205	8,059	9,264	1,695	1986	5-40 yrs.
150 Stratford	Piedmont Triad	(2)	2,788	11,511	0	717	2,788	12,228	15,016	3,441	1991	5-40 yrs.
160 Stratford - Land	Piedmont Triad		966	—	11	—	977		977		N/A	N/A
500 Radar Road	Piedmont Triad		202	1,507	—	216	202	1,723	1,925	525	1981	5-40 yrs.
502 Radar Road	Piedmont Triad		39	285	—	62	39	347	386	97	1986	5-40 yrs.
504 Radar Road	Piedmont Triad		39	292	—	130	39	422	461	124	1986	5-40 yrs.
506 Radar Road	Piedmont Triad		39	285	—	15	39	300	339	79	1986	5-40 yrs.
531 Northridge Office	Piedmont Triad		1,602	3,811	(1,602)	(3,811)	—	—	—	—	1989	5-40 yrs.
531 Northridge Warehouse	Piedmont Triad		4,545	10,823	(4,545)	(10,823)	—	—	—	—	1989	5-40 yrs.
6348 Burnt Poplar	Piedmont Triad		724	2,900	0	267	724	3,167	3,891	819	1990	5-40 yrs.
6350 Burnt Poplar	Piedmont Triad		340	1,374	1	16	341	1,390	1,731	381	1992	5-40 yrs.
7341 West Friendly Avenue	Piedmont Triad		113	841	—	212	113	1,053	1,166	297	1988	5-40 yrs.
7343 West Friendly Avenue	Piedmont Triad		72	555	—	134	72	689	761	225	1988	5-40 yrs.
7345 West Friendly Avenue	Piedmont Triad		66	492	—	51	66	543	609	142	1988	5-40 yrs.
7347 West Friendly Avenue	Piedmont Triad		97	719	—	68	97	787	884	211	1988	5-40 yrs.
7349 West Friendly Avenue	Piedmont Triad		53	393	—	53	53	446	499	130	1988	5-40 yrs.
7351 West Friendly Avenue	Piedmont Triad		106	788	—	125	106	913	1,019	263	1988	5-40 yrs.
7353 West Friendly Avenue	Piedmont Triad		123	912	—	52	123	964	1,087	265	1988	5-40 yrs.
7355 West Friendly Avenue	Piedmont Triad		72	538	—	43	72	581	653	171	1988	5-40 yrs.
7906 Industrial Village Road	Piedmont Triad		62	460	—	41	62	501	563	128	1985	5-40 yrs.
7908 Industrial Village Road	Piedmont Triad		62	475	—	84	62	559	621	178	1985	5-40 yrs.
7910 Industrial Village Road	Piedmont Triad		62	460	—	42	62	502	564	135	1985	5-40 yrs.
Airpark East-Building 1	Piedmont Triad		378	1,516	1	162	379	1,678	2,057	437	1990	5-40 yrs.
Airpark East-Building 2	Piedmont Triad		463	1,849	(1)	186	462	2,035	2,497	603	1986	5-40 yrs.
Airpark East-Building 3	Piedmont Triad		322	1,293	(0)	108	322	1,401	1,723	397	1986	5-40 yrs.
Airpark East-Building A	Piedmont Triad		509	2,921	1	725	510	3,646	4,156	1,061	1986	5-40 yrs.
Airpark East-Building B	Piedmont Triad		739	3,237	(0)	624	739	3,861	4,600	1,099	1988	5-40 yrs.
Airpark East-Building C	Piedmont Triad		2,393	9,576	(0)	2,059	2,393	11,635	14,028	3,492	1990	5-40 yrs.
Airpark East-Building D	Piedmont Triad		850	—	699	4,357	1,549	4,357	5,906	1,097	1997	5-40 yrs.
Airpark East-Copier Consultants	Piedmont Triad		224	1,068	0	342	224	1,410	1,634	559	1990	5-40 yrs.
Airpark East-HewlettPackard	Piedmont Triad		465	—	380	1,084	845	1,084	1,929	383	1996	5-40 yrs.
Airpark East-Highland	Piedmont Triad		146	1,081	(1)	(4)	145	1,077	1,222	284	1990	5-40 yrs.
Airpark East-Inacom Building	Piedmont Triad		265	—	270	766	535	766	1,301	193	1996	5-40 yrs.
Airpark East-Service Center 1	Piedmont Triad		237	1,103	(0)	137	237	1,240	1,477	373	1985	5-40 yrs.
Airpark East-Service Center 2	Piedmont Triad		193	946	(1)	303	192	1,249	1,441	525	1985	5-40 yrs.
Airpark East-Service Center 3	Piedmont Triad		305	1,219	(0)	318	305	1,537	1,842	533	1985	5-40 yrs.
Airpark East-Service Center 4	Piedmont Triad		225	928	0	134	225	1,062	1,287	326	1985	5-40 yrs.
Airpark East-Service Court	Piedmont Triad		171	777	0	66	171	843	1,014	250	1990	5-40 yrs.
Airpark East-Simplex	Piedmont Triad		271	—	239	727	510	727	1,237	175	1997	5-40 yrs.
Airpark East-Warehouse 1	Piedmont Triad		355	1,613	1	193	356	1,806	2,162	579	1985	5-40 yrs.
Airpark East-Warehouse 2	Piedmont Triad		373	1,523	1	110	374	1,633	2,007	486	1985	5-40 yrs.
Airpark East-Warehouse 3	Piedmont Triad		341	1,486	(0)	488	341	1,974	2,315	623	1986	5-40 yrs.
Airpark East-Warehouse 4	Piedmont Triad		660	2,676	(1)	235	659	2,911	3,570	814	1988	5-40 yrs.
Airpark North - DC1	Piedmont Triad		860	2,919	0	552	860	3,471	4,331	993	1986	5-40 yrs.
Airpark North - DC2	Piedmont Triad		1,302	4,392	(0)	584	1,302	4,976	6,278	1,414	1987	5-40 yrs.
Airpark North - DC3	Piedmont Triad		449	1,517	1	89	450	1,606	2,056	459	1988	5-40 yrs.
Airpark North - DC4	Piedmont Triad		451	1,514	1	112	452	1,626	2,078	471	1988	5-40 yrs.
Airpark South Warehouse 1	Piedmont Triad		546	—	—	2,682	546	2,682	3,228	642	1998	5-40 yrs.
Airpark South Warehouse 2	Piedmont Triad		749	—	—	2,491	749	2,491	3,240	406	1999	5-40 yrs.
Airpark South Warehouse 3	Piedmont Triad		603	—	—	2,273	603	2,273	2,876	328	1999	5-40 yrs.
Airpark South Warehouse 4	Piedmont Triad		499	—	—	2,043	499	2,043	2,542	390	1999	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Airpark South Warehouse 6	Piedmont Triad		1,733	—	—	5,561	1,733	5,561	7,294	1,746	1999	5-40 yrs.
Airpark West 1	Piedmont Triad		944	3,831	0	606	944	4,437	5,381	1,463	1984	5-40 yrs.
Airpark West 2	Piedmont Triad		887	3,550	(0)	311	887	3,861	4,748	1,083	1985	5-40 yrs.
Airpark West 4	Piedmont Triad		227	907	0	328	227	1,235	1,462	336	1985	5-40 yrs.
Airpark West 5	Piedmont Triad		243	971	0	316	243	1,287	1,530	410	1985	5-40 yrs.
Airpark West 6	Piedmont Triad		327	1,309	(0)	119	327	1,428	1,755	402	1985	5-40 yrs.
ALO	Piedmont Triad		177	—	80	919	257	919	1,176	128	1998	5-40 yrs.
Brigham Road - Land	Piedmont Triad		7,059	—	68	—	7,127	—	7,127	—	N/A	N/A
Chesapeake	Piedmont Triad		1,241	4,963	0	16	1,241	4,979	6,220	1,355	1993	5-40 yrs.
Chimney Rock A/B	Piedmont Triad		1,613	4,045	0	62	1,613	4,107	5,720	768	1981	5-40 yrs.
Chimney Rock D	Piedmont Triad		605	1,514	0	(8)	605	1,506	2,111	245	1983	5-40 yrs.
Chimney Rock C	Piedmont Triad		236	592	(0)	50	236	642	878	157	1983	5-40 yrs.
Chimney Rock E	Piedmont Triad		1,696	4,265	(1)	32	1,695	4,297	5,992	823	1985	5-40 yrs.
Chimney Rock F	Piedmont Triad		1,434	3,608	(1)	(263)	1,433	3,345	4,778	681	1987	5-40 yrs.
Chimney Rock G	Piedmont Triad		1,045	2,622	1	(172)	1,046	2,450	3,496	495	1987	5-40 yrs.
Consolidated Center/ Building I	Piedmont Triad		625	2,183	—	212	625	2,395	3,020	447	1983	5-40 yrs.
Consolidated Center/ Building II	Piedmont Triad		625	4,435	—	344	625	4,779	5,404	959	1983	5-40 yrs.
Consolidated Center/ Building III	Piedmont Triad		680	3,572	—	142	680	3,714	4,394	740	1989	5-40 yrs.
Consolidated Center/ Building IV	Piedmont Triad		376	1,655	—	218	376	1,873	2,249	412	1989	5-40 yrs.
Deep River Corporate Center	Piedmont Triad		1,041	5,892	0	441	1,041	6,333	7,374	1,791	1989	5-40 yrs.
Enterprise Warehouse I	Piedmont Triad		453	—	360	3,166	813	3,166	3,979	598	2002	5-40 yrs.
Forsyth Corporate Center	Piedmont Triad		328	1,867	1	484	329	2,351	2,680	621	1985	5-40 yrs.
Highwoods Park Building I	Piedmont Triad		1,993	—	(517)	8,360	1,476	8,360	9,836	745	2001	5-40 yrs.
Highwoods Square Land	Piedmont Triad		1,811	—	2	—	1,813	—	1,813		2004
Highwoods Square Shops	Piedmont Triad		1,031	—	30	1,380	1,061	1,380	2,441	26
Highwoods Square CVS	Piedmont Triad		1,416	—	537	—	1,953		1,953	—
Jefferson Pilot Land	Piedmont Triad		11,759	—	(4,257)	—	7,502	—	7,502		N/A	N/A
Madison Park - Building 5620	Piedmont Triad		942	2,220	(0)	(20)	942	2,200	3,142	419	1983	5-40 yrs.
Madison Park - Building 5630	Piedmont Triad		1,488	3,507	0	(9)	1,488	3,498	4,986	661	1983	5-40 yrs.
Madison Park - Building 5635	Piedmont Triad		894	2,106	0	175	894	2,281	3,175	407	1986	5-40 yrs.
Madison Park -Building 5640	Piedmont Triad		1,831	6,531	0	(41)	1,831	6,490	8,321	1,245	1985	5-40 yrs.
Madison Park - Building 5650	Piedmont Triad		1,082	2,551	(0)	25	1,082	2,576	3,658	506	1984	5-40 yrs.
Madison Park - Building 5655	Piedmont Triad		1,947	7,123	(0)	157	1,947	7,280	9,227	1,393	1987	5-40 yrs.
Madison Park - Building 5660	Piedmont Triad		1,912	4,506	(0)	(34)	1,912	4,472	6,384	849	1984	5-40 yrs.
Madison Parking Deck	Piedmont Triad		5,755	8,822	—	496	5,755	9,318	15,073	1,608	1987	5-40 yrs.
Regency One-Piedmont Center	Piedmont Triad		515	—	383	2,517	898	2,517	3,415	1,009	1996	5-40 yrs.
Regency Two-Piedmont Center	Piedmont Triad		435	—	288	1,676	723	1,676	2,399	403	1996	5-40 yrs.
Sears Cenfact	Piedmont Triad	(1)	834	3,459	(0)	(315)	834	3,144	3,978	812	1989	5-40 yrs.
The Knollwood-370	Piedmont Triad	(2)	1,826	7,495	(0)	626	1,826	8,121	9,947	2,427	1994	5-40 yrs.
The Knollwood-380	Piedmont Triad	(2)	2,989	12,028	0	1,489	2,989	13,517	16,506	3,816	1990	5-40 yrs.
The Knollwood -380 Retail	Piedmont Triad	(2)	—	1	—	148	—	149	149	83	1995	5-40 yrs.
University Commercial Center-Archer 4	Piedmont Triad		516	2,066	(0)	286	516	2,352	2,868	656	1986	5-40 yrs.
University Commercial Center-Landmark 3	Piedmont Triad		431	1,785	0	601	431	2,386	2,817	695	1985	5-40 yrs.
University Commercial Center-Service Center 1	Piedmont Triad		277	1,159	(0)	117	277	1,276	1,553	372	1983	5-40 yrs.
University Commercial Center-Service Center 2	Piedmont Triad		216	862	(1)	88	215	950	1,165	266	1983	5-40 yrs.
University Commercial Center-Service Center 3	Piedmont Triad		168	702	(1)	379	167	1,081	1,248	456	1984	5-40 yrs.
University Commercial Center-Warehouse 1	Piedmont Triad		204	815	0	132	204	947	1,151	228	1983	5-40 yrs.
University Commercial Center-Warehouse 2	Piedmont Triad		197	789	0	42	197	831	1,028	239	1983	5-40 yrs.
US Airways	Piedmont Triad		1,451	11,375	(1)	(29)	1,450	11,346	12,796	2,310	1970- 1987	5-40 yrs.
Westpoint Business Park Land	Piedmont Triad		868	—	(457)	—	411	—	411	—	N/A	5-40 yrs.
Westpoint Business Park-BMF	Piedmont Triad		798	3,193	(798)	(3,193)	—	—	—	—	1986	5-40 yrs.
Westpoint Business Park-Luwabahnson	Piedmont Triad		347	1,389	(0)	48	347	1,437	1,784	381	1990	5-40 yrs.
Westpoint Business Park-Wp 13	Piedmont Triad		298	1,219	(298)	(1,219)	—	—	—	—	1988	5-40 yrs.
				—			—	—	—	—
Research Triangle, NC				—			—	—	—	—

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Research Triangle, NC				—			—	—	—	—
3600 Glenwood Avenue	Research Triangle		—	10,994	—	17	-	11,011	11,011	2,417	1986	5-40 yrs.
3737 Glenwood Avenue	Research Triangle		—	—	318	16,641	318	16,641	16,959	3,632	1999	5-40 yrs.
4101 Research Commons	Research Triangle		1,348	8,346	220	(376)	1,568	7,970	9,538	1,540	1999	5-40 yrs.
4201 Research Commons	Research Triangle		1,204	11,858	—	(28)	1,204	11,830	13,034	4,625	1991	5-40 yrs.
4301 Research Commons	Research Triangle		900	8,237	—	29	900	8,266	9,166	2,172	1989	5-40 yrs.
4401 Research Commons	Research Triangle		1,249	9,387	—	2,807	1,249	12,194	13,443	4,086	1987	5-40 yrs.
4501 Research Commons	Research Triangle		785	5,856	—	85	785	5,941	6,726	2,236	1985	5-40 yrs.
4800 North Park	Research Triangle		2,678	17,630	—	1,006	2,678	18,636	21,314	5,509	1985	5-40 yrs.
4900 North Park	Research Triangle	969	770	1,983	—	571	770	2,554	3,324	725	1984	5-40 yrs.
5000 North Park	Research Triangle	(2)	1,010	4,612	—	1,929	1,010	6,541	7,551	2,120	1980	5-40 yrs.
3645 Trust Drive - One North Commerce Center	Research Triangle		793	2,976	(1)	846	792	3,822	4,614	981	1984	5-40 yrs.
5200 Greens Dairy-One North Commerce Center	Research Triangle		170	968	1	150	171	1,118	1,289	258	1984	5-40 yrs.
5220 Greens Dairy-One North Commerce Center	Research Triangle		385	2,185	0	343	385	2,528	2,913	666	1984	5-40 yrs.
Phase I -One North Commerce Center	Research Triangle		774	4,496	0	823	774	5,319	6,093	1,140	1981	5-40 yrs.
W Building - One North Commerce Center	Research Triangle		1,172	6,865	0	2,080	1,172	8,945	10,117	3,025	1983	5-40 yrs.
801 Corporate Center	Research Triangle		828	—	272	10,198	1,100	10,198	11,298	872	2002	5-40 yrs.
Blue Ridge I	Research Triangle	(1)	722	4,606	—	612	722	5,218	5,940	1,623	1982	5-40 yrs.
Blue Ridge II	Research Triangle	(1)	462	1,410	—	486	462	1,896	2,358	875	1988	5-40 yrs.
BTI	Research Triangle		—	—	—	—	—	—	—	—	1979	5-40 yrs.
Cape Fear	Research Triangle		131	1,630	—	802	131	2,432	2,563	1,750	1979	5-40 yrs.
Catawba	Research Triangle		125	1,635	—	1,021	125	2,656	2,781	1,559	1980	5-40 yrs.
CentreGreen One - Weston	Research Triangle	(5)	1,529	—	(392)	9,558	1,137	9,558	10,695	1,893	2000	5-40 yrs.
CentreGreen Two - Weston	Research Triangle	(5)	1,653	—	(393)	10,249	1,260	10,249	11,509	1,898	2001	5-40 yrs.
CentreGreen Three Land - Weston	Research Triangle		1,876	—	801	—	2,677	—	2,677	—	N/A	N/A
CentreGreen Four	Research Triangle	(5)	1,779	—	(394)	12,683	1,385	12,683	14,068	1,474	2002	5-40 yrs.
CentreGreen Five Land - Weston	Research Triangle		3,062	—	(1,632)	—	1,430	—	1,430	—	N/A	N/A
Concourse	Research Triangle		986	15,125	—	553	986	15,678	16,664	5,756	1986	5-40 yrs.
Cottonwood	Research Triangle		609	3,244	—	201	609	3,445	4,054	977	1983	5-40 yrs.
Creekstone Crossings	Research Triangle		728	3,841	(728)	(3,841)	—	—	—	—	1990	5-40 yrs.
Day Tract Residential	Research Triangle		7,668	—	(2,928)	17	4,740	17	4,757	—	N/A	N/A
Dogwood	Research Triangle		766	2,769	—	464	766	3,233	3,999	912	1983	5-40 yrs.
EPA	Research Triangle		2,601	—	4	1,654	2,605	1,654	4,259	111	2003	5-40 yrs.
GlenLake Land	Research Triangle		5,335	—	5,872	—	11,207	—	11,207	116	N/A	N/A
GlenLake Bldg I	Research Triangle	(5)	924	—	686	21,886	1,610	21,886	23,496	2,522	2002	5-40 yrs.
Global Software	Research Triangle	(2)	465	—	279	7,063	744	7,063	7,807	2,799	1996	5-40 yrs.
Hawthorn	Research Triangle		904	3,769	(904)	(3,769)	—	—	—	—	1987	5-40 yrs.
Healthsource	Research Triangle		1,304	—	540	11,712	1,844	11,712	13,556	3,534	1996	5-40 yrs.
Highwoods Centre-Weston	Research Triangle	(1)	531	—	(267)	7,351	264	7,351	7,615	1,765	1998	5-40 yrs.
Highwoods Office Center North Land	Research Triangle		355	49	2	—	357	49	406	22	N/A	N/A
Highwoods Office Center South Land	Research Triangle		2,411	—	(2,411)	—	—	—	—	—	N/A	N/A
Highwoods Tower One	Research Triangle	(2)	203	16,744	—	1,458	203	18,202	18,405	6,797	1991	5-40 yrs.
Highwoods Tower Two	Research Triangle		365	—	503	22,463	868	22,463	23,331	3,656	2001	5-40 yrs.
Holiday Inn Reservations Center	Research Triangle		867	2,727	—	1,103	867	3,830	4,697	961	1984	5-40 yrs.
Inveresk Land Parcel 2	Research Triangle		657	—	—	—	657	—	657	—	N/A	N/A
Inveresk Land Parcel 3	Research Triangle		548	—	—	—	548	—	548	—	N/A	N/A
Ironwood	Research Triangle		319	1,337	(319)	(1,337)	—	—	—	—	1978	5-40 yrs.
Magnolia	Research Triangle		133	3,576	—	764	133	4,340	4,473	2,133	1988	5-40 yrs.
Lake Plaza East	Research Triangle		856	6,325	(856)	(6,325)	—	—	—	—	1984	5-40 yrs.
Laurel	Research Triangle		884	2,517	—	846	884	3,363	4,247	1,198	1982	5-40 yrs.
Leatherwood	Research Triangle		213	891	(213)	(891)	—	—	—	—	1979	5-40 yrs.
Maplewood	Research Triangle	(1)	149	—	107	2,806	256	2,806	3,062	334	N/A	5-40 yrs.
Northpark Land - Wake Forest	Research Triangle		1,586	—	(856)	—	730	—	730	—	N/A	N/A
Overlook	Research Triangle		398	—	293	9,593	691	9,593	10,284	1,621	1999	5-40 yrs.
Pamlico	Research Triangle		289	—	—	11,992	289	11,992	12,281	5,968	1980	5-40 yrs.
ParkWest One - Weston	Research Triangle		383	—	(141)	4,089	242	4,089	4,331	917	2001	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
ParkWest Two - Weston	Research Triangle		503	—	(147)	3,995	356	3,995	4,351	428	2001	5-40 yrs.
ParkWest Three - Land - Weston	Research Triangle		834	—	(227)	—	607	—	607	1	N/A	N/A
Progress Center Renovation	Research Triangle		—	—	—	362	—	362	362	24	2003	5-40 yrs.
Raleigh Corp Center Lot D	Research Triangle		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
Red Oak	Research Triangle		389	—	195	5,803	584	5,803	6,387	2,045	1999	5-40 yrs.
Rexwoods Center I	Research Triangle		878	3,730	—	644	878	4,374	5,252	1,759	1990	5-40 yrs.
Rexwoods Center II	Research Triangle		362	1,818	—	522	362	2,340	2,702	614	1993	5-40 yrs.
Rexwoods Center III	Research Triangle		919	2,816	—	1,025	919	3,841	4,760	1,365	1992	5-40 yrs.
Rexwoods Center IV	Research Triangle		586	—	—	3,376	586	3,376	3,962	924	1995	5-40 yrs.
Rexwoods Center V	Research Triangle	(2)	1,301	—	184	5,139	1,485	5,139	6,624	1,008	1998	5-40 yrs.
Riverbirch	Research Triangle	(2)	469	4,038	—	195	469	4,233	4,702	1,342	1987	5-40 yrs.
Situs I	Research Triangle		692	4,646	178	84	870	4,730	5,600	1,849	1996	5-40 yrs.
Situs II	Research Triangle		718	6,254	181	68	899	6,322	7,221	2,532	1998	5-40 yrs.
Situs III	Research Triangle		440	4,078	119	(443)	559	3,635	4,194	356	2000	5-40 yrs.
Six Forks Center I	Research Triangle		666	2,665	—	1,126	666	3,791	4,457	1,050	1982	5-40 yrs.
Six Forks Center II	Research Triangle		1,086	4,533	—	1,089	1,086	5,622	6,708	1,523	1983	5-40 yrs.
Six Forks Center III	Research Triangle	(2)	862	4,411	—	548	862	4,959	5,821	1,421	1987	5-40 yrs.
Smoketree Tower	Research Triangle		2,353	11,743	—	2,325	2,353	14,068	16,421	4,427	1984	5-40 yrs.
Sycamore	Research Triangle	(2)	255	—	217	4,878	472	4,878	5,350	1,141	1997	5-40 yrs.
Weston Land	Research Triangle		22,771	—	(8,477)	—	14,294	—	14,294	—	N/A	N/A
Willow Oak	Research Triangle	(2)	458	—	268	4,883	726	4,883	5,609	1,247	1995	5-40 yrs.
Other Property	Research Triangle		47	9,496	3,032	26,948	3,079	36,444	39,523	12,449	N/A	N/A
				—			—	—	—	—
Richmond, VA				—			—	—	—	—
4900 Cox Road	Richmond		1,324	5,311	—	181	1,324	5,492	6,816	1,451	1991	5-40 yrs.
Colonade Building	Richmond	(5)	1,364	6,105	—	186	1,364	6,291	7,655	825	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Richmond		1,101	—	(155)	51	946	51	997	—	N/A	N/A
Grove Park I	Richmond		713	—	377	4,751	1,090	4,751	5,841	970	1997	5-40 yrs.
Hamilton Beach	Richmond		1,086	4,345	—	486	1,086	4,831	5,917	1,298	1986	5-40 yrs.
Highwoods Commons	Richmond		521	—	1,001	3,365	1,522	3,365	4,887	609	1999	5-40 yrs.
Highwoods Five	Richmond		806	—	(23)	5,966	783	5,966	6,749	1,177	1998	5-40 yrs.
Highwoods One	Richmond	(2)	1,846	—	(158)	9,907	1,688	9,907	11,595	2,170	1996	5-40 yrs.
Highwoods Plaza	Richmond		909	—	176	5,669	1,085	5,669	6,754	1,087	2000	5-40 yrs.
Highwoods Two	Richmond	(5)	786	—	213	6,110	999	6,110	7,109	1,182	1997	5-40 yrs.
Innslake Center	Richmond	(1)	845	—	195	6,651	1,040	6,651	7,691	1,176	2001	5-40 yrs.
Liberty Mutual	Richmond		1,205	4,825	—	765	1,205	5,590	6,795	1,509	1990	5-40 yrs.
North Park	Richmond		2,163	8,659	(14)	869	2,149	9,528	11,677	2,462	1989	5-40 yrs.
North Shore Commons A	Richmond	(5)	1,344	—	(393)	12,445	951	12,445	13,396	2,495	2002	5-40 yrs.
North Shore Commons B - Land	Richmond		2,067	—	—	—	2,067	—	2,067	—	N/A	N/A
North Shore Commons C - Land	Richmond		1,902	—	(405)	—	1,497	—	1,497	—	N/A	N/A
North Shore Commons D - Land	Richmond		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
One Shockoe Plaza	Richmond		—	—	356	15,053	356	15,053	15,409	3,872	1996	5-40 yrs.
Pavillion Land	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Saxon Capital Building	Richmond	(5)	1,918	—	337	13,852	2,255	13,852	16,107	272	2005	N/A
Sadler & Cox Land	Richmond		1,827	—	70	—	1,897	—	1,897	—	N/A	N/A
Stony Point F Land	Richmond		2,078	—	(222)	—	1,856	—	1,856	—	N/A	N/A
Stony Point I	Richmond	(5)	1,384	11,630	59	1,169	1,443	12,799	14,242	2,959	1990	5-40 yrs.
Stony Point II	Richmond		1,633	—	(393)	11,812	1,240	11,812	13,052	2,271	1999	5-40 yrs.
Stony Point III	Richmond	(5)	1,194	—	(199)	10,404	995	10,404	11,399	1,989	2002	5-40 yrs.
Technology Park 1	Richmond		541	2,166	—	832	541	2,998	3,539	1,036	1991	5-40 yrs.
Technology Park 2	Richmond		264	1,058	—	35	264	1,093	1,357	282	1991	5-40 yrs.
Vantage Place A	Richmond	(5)	203	811	—	97	203	908	1,111	242	1987	5-40 yrs.
Vantage Place B	Richmond	(5)	233	931	—	137	233	1,068	1,301	294	1988	5-40 yrs.
Vantage Place C	Richmond	(5)	235	940	—	111	235	1,051	1,286	288	1987	5-40 yrs.
Vantage Place D	Richmond	(5)	218	873	—	112	218	985	1,203	265	1988	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Vantage Pointe	Richmond	(5)	1,089	4,500	—	578	1,089	5,078	6,167	1,471	1990	5-40 yrs.
Virginia Mutual	Richmond		1,301	6,036	—	331	1,301	6,367	7,668	918	1996	5-40 yrs.
Waterfront Plaza	Richmond		585	2,347	—	473	585	2,820	3,405	790	1988	5-40 yrs.
West Shore I	Richmond	(1)	358	1,431	(26)	55	332	1,486	1,818	368	1995	5-40 yrs.
West Shore II	Richmond	(1)	545	2,181	(56)	220	489	2,401	2,890	628	1995	5-40 yrs.
West Shore III	Richmond	(1)	961	—	141	3,762	1,102	3,762	4,864	810	1997	5-40 yrs.
				—			—	—	—	—
South Florida				—			—	—	—	—
The 1800 Eller Drive Building	South Florida		—	9,851	—	(282)	—	9,569	9,569	2,384	1983	5-40 yrs.
				—			—	—	—	—
Tampa, FL				—			—	—	—	—
380 Park Place	Tampa		1,502	—	240	7,628	1,742	7,628	9,370	1,747	N/A	N/A
Anchor Glass	Tampa		1,281	11,318	—	757	1,281	12,075	13,356	2,419	1988	5-40 yrs.
Atrium	Tampa		1,363	9,373	(1,363)	(9,373)	—	—	—	—	1989	5-40 yrs.
Bay Vista Office Center	Tampa			—	935	5,505	935	5,505	6,440	1,286	1982	5-40 yrs.
Bay Vista Gardens	Tampa		445	4,806	(9)	880	436	5,686	6,122	1,020	1982	5-40 yrs.
Bay Vista Gardens II	Tampa		1,323	7,074	139	(42)	1,462	7,032	8,494	1,280	1997	5-40 yrs.
Bayshore	Tampa		2,276	11,817	—	237	2,276	12,054	14,330	2,544	1990	5-40 yrs.
Cypress Center I	Tampa		3,172	12,764	—	91	3,172	12,855	16,027	2,155	1982	5-40 yrs.
Cypress Center III	Tampa		1,194	7,613	—	834	1,194	8,447	9,641	1,461	1983	5-40 yrs.
Cypress Center IV - Land	Tampa		3,087	301	(1,072)	(301)	2,015	—	2,015	—	N/A	N/A
Cypress Commons	Tampa		1,211	11,477	—	1,126	1,211	12,603	13,814	2,248	1985	5-40 yrs.
Cypress West	Tampa	1,873	617	5,148	0	899	617	6,047	6,664	1,567	1985	5-40 yrs.
Feathersound Corporate Center II	Tampa	2,146	802	7,463	(0)	825	802	8,288	9,090	1,757	1986	5-40 yrs.
FBI Field Office	Tampa	24,903	4,054	—	415	28,382	4,469	28,382	32,851	77	2005	5-40 yrs.
Cypress Center II	Tampa		500	4,193	—	50	500	4,243	4,743	886	1982	5-40 yrs.
Harborview Plaza	Tampa	22,800	3,537	29,944	970	(587)	4,507	29,357	33,864	3,893	2001	5-40 yrs.
Highwoods Preserve I	Tampa		1,618	—	(627)	25,892	991	25,892	26,883	5,275	1999	5-40 yrs.
Highwoods Preserve II	Tampa		276	—	(276)	—	—	—	—	—	2001	5-40 yrs.
Highwoods Preserve IV	Tampa		1,639	—	(1,639)	—	—	—	—	—	1999	5-40 yrs.
Highwoods Preserve V	Tampa		1,440	—	(559)	24,710	881	24,710	25,591	2,886	2001	5-40 yrs.
Highwoods Preserve VI - Land	Tampa		639	—	343	—	982	—	982	—	N/A	N/A
Highwoods Preserve Land	Tampa		1,802	—	949	—	2,751	—	2,751	—	N/A	N/A
Horizon	Tampa	(6)	—	6,257	—	1,747	—	8,004	8,004	1,655	1980	5-40 yrs.
LakePointe II	Tampa	(6)	2,000	15,848	672	9,442	2,672	25,290	27,962	5,042	1999	5-40 yrs.
LakePointe I	Tampa	(6)	2,106	89	0	33,389	2,106	33,478	35,584	7,236	1986	5-40 yrs.
Lakeside	Tampa	(6)	—	7,369	—	133	—	7,502	7,502	1,525	1978	5-40 yrs.
Lakeside/Parkside Garage	Tampa		—	—	—	3,207	—	3,207	3,207	93	2004	5-40 yrs.
Northside Square Office	Tampa		599	3,623	(599)	(3,623)	—	—	—	—	1986	5-40 yrs.
Northside Square Office/Retail	Tampa		797	2,825	(797)	(2,825)	—	—	—	—	1986	5-40 yrs.
One Harbour Place	Tampa		2,016	25,252	—	3,680	2,016	28,932	30,948	3,886	1985	5-40 yrs.
Parkside	Tampa	(6)	—	9,407	—	2,246	—	11,653	11,653	2,193	1979	5-40 yrs.
Pavilion	Tampa	(6)	—	16,394	—	1,986	—	18,380	18,380	4,202	1982	5-40 yrs.
Pavilion Parking Garage	Tampa	(6)	—	—	—	5,600	—	5,600	5,600	868	1999	5-40 yrs.
Registry I	Tampa		750	4,254	(750)	(4,254)	—	—	—	—	1985	5-40 yrs.
Registry II	Tampa		915	5,194	(915)	(5,194)	—	—	—	—	1987	5-40 yrs.
Registry Square	Tampa		347	1,969	(347)	(1,969)	—	—	—	—	1988	5-40 yrs.
Sabal Business Center I	Tampa		378	2,147	(378)	(2,147)	—	—	—	—	1982	5-40 yrs.
Sabal Business Center II	Tampa		345	1,953	(345)	(1,953)	—	—	—	—	1984	5-40 yrs.
Sabal Business Center III	Tampa		292	1,658	(292)	(1,658)	—	—	—	—	1984	5-40 yrs.
Sabal Business Center IV	Tampa		825	4,680	(825)	(4,680)	—	—	—	—	1984	5-40 yrs.
Sabal Business Center V	Tampa		1,034	5,866	(1,034)	(5,866)	—	—	—	—	1988	5-40 yrs.
Sabal Business Center VI	Tampa		1,621	9,198	(1,621)	(9,198)	—	—	—	—	1988	5-40 yrs.
Sabal Business Center VII	Tampa		1,531	8,683	(1,531)	(8,683)	—	—	—	—	1990	5-40 yrs.
Sabal Industrial Park Land	Tampa		323	—	(323)	—	—	—	—	—	N/A	N/A

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Value at Close of Period
Description	City	2005 Encumberance	Final Beginning Land	Final Beginning Building	Land	Building & Improvements	Final Land	Bldg- Final	Total Assets	Accumulated Depr-Final	Date of Construction	Life on Which Depreciation is Calculated On
Sabal Lake Building	Tampa		576	3,271	(576)	(3,271)	—	—	—	—	1986	5-40 yrs.
Sabal Park Plaza	Tampa		616	3,491	(616)	(3,491)	—	—	—	—	1987	5-40 yrs.
Sabal Pavilion I	Tampa		964	—	(964)	—	—	—	—	—	1998	5-40 yrs.
Spectrum	Tampa	(6)	1,454	14,502	(0)	2,709	1,454	17,211	18,665	3,739	1984	5-40 yrs.
Tower Place	Tampa		3,218	19,898	—	1,647	3,218	21,545	24,763	5,524	1988	5-40 yrs.
St. Paul Building	Tampa		1,376	7,813	(1,376)	(7,813)	—	—	—	—	1988	5-40 yrs.
Watermark 10,14,15	Tampa		4,793	—	(40)	56	4,753	56	4,809	7	N/A	N/A
Watermark 13	Tampa		2,233	—	103	6	2,336	6	2,342	9	N/A	N/A
Westshore Square	Tampa		1,126	5,186	0	232	1,126	5,418	6,544	1,127	1976	5-40 yrs.

			608,703	1,880,791	(76,522)	788,748	532,181	2,669,539	3,201,720	579,625

(1)	These assets are pledged as collateral for a $139,897,000 first mortgage loan.
(2)	These assets are pledged as collateral for an $149,850,000 first mortgage loan.
(3)	These assets are pledged as collateral for a $135,229,000 first mortgage loan.
(4)	These assets are pledged as collateral for a $8,890,000 first mortgage loan.
(5)	These assets are pledged as collateral for a $136,445,000 first mortgage loan.
(6)	These assets are pledged as collateral for a $63,400,000 first mortgage loan.

HIGHWOODS PROPERTIES INC.

NOTE TO SCHEDULE III

(In Thousands)

As of December 31, 2005, 2004, and 2003

A summary of activity for Real estate and accumulated depreciation is as follows

	December 31,
	2005	2004	2003
Real Estate:
Balance at beginning of year	3,529,206	3,782,351	3,938,721
Additions
Acquisitions, Development and Improvments	152,810	103,187	98,904
Cost of real estate sold and retired	(480,296)	(356,332)	(255,274)

Balance at close of year (a)	3,201,720	3,529,206	3,782,351

Accumulated Depreciaition
Balance at beginning of year	483,449	535,363	455,667
Depreciation expense	108,215	115,603	121,354
Real estate sold and retired	(112,039)	(67,517)	(41,658)

Balance at close of year (b)	579,625	583,449	535,363

(a)	Reconciliation of total cost to balance sheet caption at December 31, 2005, 2004, and 2003 (in Thousands)

	2005	2004	2003
Total per schedule III	3,201,720	3,529,206	3,782,351
Construction in progress exclusive of land included in schedule III	28,727	26,439	9,637
Furniture, fixtures and equipment	22,467	22,403	22,124
Property held for sale	(181,004)	(215,902)	(76,853)
Reclassification adjustment for discontinued operations		3,330	993

Total real estate assets at cost	3,071,910	3,365,476	3,738,252

(b)	Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2005, 2004, and 2003 (in Thousands)

	2005	2004	2003
Total per Schedule III	579,625	583,449	535,363
Accumulated Depreciation - furniture, fixtures and equipment	18,177	16,342	13,921
Property held for sale	(32,975)	(30,124)	(6,839)

Total accumulated depreciation	564,827	569,667	542,445

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on June 2, 2006.

HIGHWOODS PROPERTIES, INC.

By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Chairman of the Board of Directors	June 2, 2006

/s/ Edward J. Fritsch Edward J. Fritsch	President, Chief Executive Officer, and Director	June 2, 2006

/s/ Gene H. Anderson Gene H. Anderson	Senior Vice President and Director	June 2, 2006

/s/ Thomas W. Adler Thomas W. Adler	Director	June 2, 2006

/s/ Kay N. Callison Kay N. Callison	Director	June 2, 2006

/s/ Lawrence S. Kaplan Lawrence S. Kaplan	Director	June 2, 2006

/s/ Sherry A. Kellett Sherry A. Kellett	Director	June 2, 2006

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	June 2, 2006

/s/ F. William Vandiver, Jr. F. William Vandiver, Jr.	Director	June 2, 2006

/s/ Terry L. Stevens Terry L. Stevens	Vice President and Chief Financial Officer	June 2, 2006