Form 10-Q
period 2006-03-31
HIGHWOODS PROPERTIES INC
filed 2006-07-19
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The Company had 54,136,934 shares of common stock outstanding as of June 30, 2006.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

We refer to (1) Highwoods Properties, Inc. as the “Company,” (2) Highwoods Realty Limited Partnership as the “Operating Partnership,” (3) the Company’s common stock as “Common Stock,” (4) the Company’s preferred stock as “Preferred Stock,” (5) the Operating Partnership’s common partnership interests as “Common Units,” (6) the Operating Partnership’s preferred partnership interests as “Preferred Units” and (7) in-service properties (excluding apartment units) to which the Company has title and all of the ownership rights as the “Wholly Owned Properties.”

The information furnished in the accompanying Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring accruals) that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements for the interim period.

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2005 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$349,134	$344,556
Buildings and tenant improvements	2,543,641	2,523,848
Development in process	60,679	28,727
Land held for development	146,213	152,312
Furniture, fixtures and equipment	23,310	22,467

	3,122,977	3,071,910
Less – accumulated depreciation	(583,125)	(564,827)

Net real estate assets	2,539,852	2,507,083
Real estate and other assets, net, held for sale	7,379	148,029
Cash and cash equivalents	24,144	1,212
Restricted cash	15,015	16,223
Accounts receivable, net	20,021	24,201
Notes receivable	8,719	9,232
Accrued straight-line rents receivable, net	63,979	60,938
Investments in unconsolidated affiliates	65,179	69,247
Deferred financing and leasing costs, net	60,601	59,487
Prepaid expenses and other	13,404	13,326

Total Assets	$2,818,293	$2,908,978

Liabilities, Minority Interest and Stockholders’ Equity:
Mortgages and notes payable	$1,450,251	$1,471,616
Accounts payable, accrued expenses and other liabilities	120,921	127,455
Financing obligations	34,282	34,154

Total Liabilities	1,605,454	1,633,225
Minority interest	94,329	94,134
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at March 31, 2006 and December 31, 2005	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 3,700,000 shares issued and outstanding at March 31, 2006 and 5,700,000 at December 31, 2005, respectively	92,500	142,500
Common stock, $.01 par value, 200,000,000 authorized shares; 54,141,838 shares issued and outstanding at March 31, 2006 and 54,028,507 at December 31, 2005, respectively	541	540
Additional paid-in capital	1,417,783	1,419,683
Distributions in excess of net earnings	(495,224)	(479,901)
Accumulated other comprehensive loss	(2,035)	(2,212)
Deferred compensation	—	(3,936)

Total Stockholders’ Equity	1,118,510	1,181,619

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,818,293	$2,908,978

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Rental and other revenues	$104,249	$102,166
Operating expenses:
Rental property and other expenses	37,263	35,001
Depreciation and amortization	28,706	29,649
Impairment of assets held for use	—	2,572
General and administrative	8,692	8,358

Total operating expenses	74,661	75,580

Interest expense:
Contractual	23,913	25,394
Amortization of deferred financing costs	744	847
Financing obligations	942	1,647

	25,599	27,888

Other income/(expense):
Interest and other income	1,986	1,937
Loss on debt extinguishment	—	(27)

	1,986	1,910

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	5,975	608
Gains on disposition of property, net	4,310	403
Minority interest	(614)	368
Equity in earnings of unconsolidated affiliates	2,083	2,641

Income from continuing operations	11,754	4,020
Discontinued operations:
Income from discontinued operations, net of minority interest	634	2,992
Gains on sales and impairments of discontinued operations, net of minority interest, including a gain from a related party transaction of $3,864 in 2005	1,758	14,142

	2,392	17,134

Net income	14,146	21,154
Dividends on preferred stock	(4,724)	(7,713)
Excess of preferred stock redemption cost over carrying value	(1,803)	—

Net income available for common stockholders	$7,619	$13,441

Net income per common share—basic:
Income/(loss) from continuing operations	$0.10	$(0.07)
Income from discontinued operations	0.04	0.32

Net income	$0.14	$0.25

Weighted average common shares outstanding—basic	53,813	53,644

Net income per common share—diluted:
Income/(loss) from continuing operations	$0.10	$(0.07)
Income from discontinued operations	0.04	0.32

Net income	$0.14	$0.25

Weighted average common shares outstanding—diluted	60,588	53,644

Dividends declared per common share	$0.425	$0.425

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2006

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2005	54,028,507	$540	$104,945	$142,500	$1,419,683	$(3,936)	$(2,212)	$(479,901)	$1,181,619
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	—	—	—	—	(3,936)	3,936	—	—	—
Issuance of Common Stock, net	13,138	—	—	—	310	—	—	—	310
Conversion of warrants to shares	2,272	—	—	—	—	—	—	—	—
Common Stock Dividends	—	—	—	—	—	—	—	(22,942)	(22,942)
Preferred Stock Dividends	—	—	—	—	—	—	—	(4,724)	(4,724)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	(921)	—	—	—	(921)
Issuance of restricted stock, net	97,921	—	—	—	—	—	—	—	—
Redemption of Preferred Stock	—	—	—	(50,000)	1,803	—	—	(1,803)	(50,000)
Amortization of equity-based compensation	—	1	—	—	844	—	—	—	845
Other comprehensive income	—	—	—	—	—	—	177	—	177
Net Income	—	—	—	—	—	—	—	14,146	14,146

Balance at March 31, 2006	54,141,838	$541	$104,945	$92,500	$1,417,783	$—	$(2,035)	$(495,224)	$1,118,510

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$14,146	$21,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,750	35,258
Amortization of lease incentives	163	234
Impairment of assets held for use	—	2,572
Amortization of equity-based compensation	845	613
Amortization of deferred financing costs	744	847
Amortization of accumulated other comprehensive loss	177	176
(Gains) and impairments on disposition of property, net	(6,204)	(16,127)
Minority interest	815	1,548
Equity in earnings of unconsolidated affiliates	(2,083)	(2,641)
Change in financing obligations	128	(306)
Distributions of earnings to minority partner in consolidated affiliate	(127)	—
Distributions of earnings from unconsolidated affiliates	2,354	1,942
Changes in operating assets and liabilities	45	(15,161)

Net cash provided by operating activities	39,753	30,109

Investing activities:
Additions to real estate assets and deferred leasing costs	(34,783)	(33,921)
Proceeds from disposition of real estate assets	158,677	54,227
Distributions of capital from unconsolidated affiliates	1,371	964
Net repayments in notes receivable	513	1,599
Contributions to unconsolidated affiliates	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	645	—
Other investing activities	(624)	107

Net cash provided by investing activities	125,699	22,976

Financing activities:
Distributions paid on common stock and common units	(25,237)	(25,443)
Redemption of preferred stock	(50,000)	—
Dividends paid on preferred stock	(4,724)	(7,713)
Net proceeds from the sale of common stock	310	2,199
Repurchase of common units	(1,497)	(989)
Borrowings on revolving credit facility	92,000	37,000
Repayment of revolving credit facility	(104,500)	(27,000)
Borrowings on mortgages and notes payable	—	6,696
Repayment of mortgages and notes payable	(48,829)	(6,924)
Additions to deferred financing costs	(43)	(51)

Net cash used in financing activities	(142,520)	(22,225)

Net increase in cash and cash equivalents	22,932	30,860
Cash and cash equivalents at beginning of the period	1,212	24,482

Cash and cash equivalents at end of the period	$24,144	$55,342

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$21,316	$22,687

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net assets acquired/disposed subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2006	2005
Assets:
Net real estate assets	$42,948	$(5,923)
Restricted cash	(1,865)	—
Accounts receivable	102	(363)
Notes receivable	—	231
Accrued straight-line rents receivable	962	—
Investments in unconsolidated affiliates	(2,066)	—
Deferred leasing costs, net	287	—

	$40,368	$(6,055)

Liabilities:
Mortgages and notes payable	39,964	43
Accounts payable, accrued expenses and other liabilities	(1,652)	127

	$38,312	$170

Minority Interest and Stockholders’ Equity	$2,056	$(6,225)

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Company

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. As of March 31, 2006, the Company’s wholly owned assets included: 348 in-service office, industrial and retail properties; 96 apartment units; 896 acres of undeveloped land suitable for future development, of which 485 acres are considered core holdings; and an additional 12 properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 90.9% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the three months ended March 31, 2006, the Company redeemed 49,147 Common Units from limited partners for cash approximating $1.5 million. Therefore the percentage of Common Units owned by the Company increased to 90.9% at March 31, 2006 from 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Note 9, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statement of Income for the three months ended March 31, 2005 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first quarter of 2006 which qualified for discontinued operations.

The Condensed Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which the Company owns a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. In accordance with EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” the Company consolidates partnerships, joint ventures and limited liability companies when the Company controls the major operating and financial policies of the entity through majority ownership or in its capacity as general partner or managing member. In addition, the Company consolidates those entities, if any, where the Company is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All significant intercompany transactions and accounts have been eliminated.

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

The accompanying unaudited financial information, in the opinion of management, contains all adjustments (including only normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Minority Interest

Minority interest in the accompanying Condensed Consolidated Financial Statements relates primarily to the Common Units in the Operating Partnership and, beginning January 1, 2006 as described below, to the 50.0% interest in the consolidated affiliate, Highwoods-Markel Associates, LLC, which are owned by various individuals and entities other than the Company. As of March 31, 2006, the minority interest in the Operating Partnership consisted of approximately 5.4 million Common Units. Minority interest in the net income/(loss) of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income/(loss) after deducting distributions on Preferred Units. The result is the amount of minority interest expense or income recorded for the period. In addition, when a Common Unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid-in capital.

In addition, minority interest at March 31, 2006 in the accompanying Condensed Consolidated Balance Sheet includes $2.3 million related to the consolidation of Highwoods-Markel Associates, LLC as a result of the Company’s adoption of EITF Issue No. 04-5, as described below in section “Impact of Newly Adopted and Issued Financial Standards.”

Minority interest in net income is reflected in the Consolidated Statements of Income as follows:

	Three Months Ended March 31,
	2006	2005
Amount shown as minority interest in continuing operations	$(614)	$368
Amount related to income from discontinued operations	(65)	(334)
Amount related to gain on sale of discontinued operations	(136)	(1,582)

Total minority interest in net income	$(815)	$(1548)

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

Impact of Newly Adopted and Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS No. 153). The amendment eliminates the use of the “similar productive assets” concept to account for nonmonetary exchanges at book value with no gain being recognized and requires that nonmonetary exchanges be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The Statement is effective for nonmonetary exchanges occurring in periods beginning after June 15, 2005, and therefore, was applied as of July 1, 2005.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143,” which clarifies that a liability for the performance of asset retirement activities should be recorded if the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event. The Company implemented FIN 47 in the fourth quarter of 2005, the application of which did not have a material effect on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). The Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for any accounting changes and corrections of errors made on or after January 1, 2006.

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF states that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Company consolidated one of its existing joint ventures, Highwoods-Markel Associates, LLC (“Markel”), upon the adoption of this FSP effective January 1, 2006; the Company has treated this as a prospective change of accounting principle as permitted by EITF No. 04-5. As a result of this change, the Consolidated Balance Sheet as of March 31, 2006 included approximately $43.8 million of real estate assets, net of accumulated depreciation, and other assets, approximately $39.1 million in mortgages and notes payable and other liabilities, with the remaining effects to investments in unconsolidated affiliates and to minority interest.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

The organizational documents of Markel contain provisions that require the entity be liquidated through the sale of its assets upon reaching December 31, 2100, as specified in the agreement. As controlling partner, the Company has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution based on the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), the Company estimates the value of minority interest distributions would have been approximately $12 million (“Settlement Value”) had the entity been liquidated as of March 31, 2006. This Settlement Value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the minority interest holder in this entity.

Stock-Based Compensation

The Company’s officers generally receive annual grants of stock options on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. As of March 31, 2006, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model. The exercise price per share for options issued in 2005 and 2006 was based on the average of the daily closing prices for Common Stock over the ten-day period preceding the date of grant. The exercise price per share for options issued prior to 2005 was equal to the closing price for Common Stock on the date immediately preceding the date of grant.

The Company elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options issued through December 31, 2002. During 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provided methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company elected the prospective method as defined by SFAS No. 148 for options issued on or after January 1, 2003. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company based its estimated forfeiture rate on actual forfeitures that have occurred through March 31, 2006. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the three months ended March 31, 2006 and 2005 were $3.98 and $1.92, respectively, per option. The fair values of the options granted in 2006 and 2005 were estimated at the grant dates using the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate (1)	4.63%	4.10%
Common stock dividend yield (2)	5.21%	6.45%
Expected volatility (3)	18.89%	16.30%
Average expected option life (years)	4.75 (4)	6.0

(1)	Represents interest rate on US Treasury Bonds having the same life as the estimated life of the Company’s option awards.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.

(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.

(4)	The Company used the simplified method in accordance with Staff Accounting Bulletin 107 to calculate the average expected option life.

The following table summarizes information about stock options outstanding at March 31, 2006, 2005 and 2004:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price (1)
Balances at December 31, 2004	4,632,691	$24.51
Options granted	652,325	26.27
Options forfeited	—	—
Options cancelled	(1,000)	29.63
Options exercised	(100,000)	17.27

Balances at March 31, 2005	5,184,016	24.23

Balances at December 31, 2005	5,153,648	24.23
Options granted	241,151	32.37
Options forfeited	—	—
Options cancelled	(32,057)	25.99
Options exercised	—	—

Balances at March 31, 2006	5,362,742	$24.59

(1)	The exercise price for certain options was reduced pursuant to dividend equivalent rights as more fully described in Note 6 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

Cash received from options exercised under all stock option plans was $2.0 million for the three months ended March 31, 2005. There were no options exercised for the three months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $1.0 million. The total intrinsic value of options outstanding at March 31, 2006 was $49.1 million.

The Company has a policy of issuing new shares to satisfy stock option exercises.

The portion of stock option expense recorded at March 31, 2006 related to unvested awards granted prior to January 1, 2003 was immaterial.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)
March 31, 2005	3,735,803	$23.80	$37,131
March 31, 2006	4,251,438	$23.96	$41,569

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price of Stock Options	Weighted Number Outstanding (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (in 000s)	Weighted Average Remaining Life (years)	Average Exercise Price
$10.00 to $15.00	105	3.9	$11.63	105	3.9	$11.63
$15.01 to $20.00	39	4.0	$18.38	39	3.9	$18.38
$20.01 to $25.00	2,587	4.3	$22.30	2,466	4.5	$22.36
$25.01 to $30.00	2,267	5.8	$26.94	1,518	5.5	$26.98
$30.01 to $35.00	365	5.1	$32.36	123	1.5	$32.35

The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share for the three months ended March 31, 2005 if a fair value based method had been applied to all outstanding and unvested share options granted prior to January 1, 2003:

	Three Months Ended March 31, 2005
Net income available for common stockholders – as reported	$13,441
Add: Stock option expense included in reported net income (1)	82	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards (1)	(169	)(1)

Pro forma net income/(loss) attributable to common stockholders	$13,354

Basic net income per common share - as reported	$0.25
Basic net income/(loss) per common share - pro forma	$0.25
Diluted net income per common share - as reported	$0.25
Diluted net income/(loss) per common share - pro forma	$0.25

(1)	Amounts include the effect of dividend equivalent rights.

Restricted Stock Grants

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its directors, officers and other employees. Restricted stock issued prior to 2005 generally vests 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued in 2006 will vest 25% at the end of the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% at the end of the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock are based on market value on date of grant and amortized to expense over the vesting periods.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

During 2005 and 2006, the Company also issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 grants also contain a provision allowing for partial vesting if the annual return in any given year exceeds 9%. The fair values of each such share of total return-based restricted stock at the grant dates were determined by an outside consultant to be approximately 75% of the market value of a share of Common Stock as of the grant dates. The total grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2005 and 2006, the Company also issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to company-wide performance-based criteria. The performance-based criteria are based on whether or not the Company meets or exceeds four operating and financial goals established under its Strategic Management Plan by the end of 2007 and 2008, respectively. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. Such grants are being amortized to expense during the period from grant date to December 31, 2007 and 2008, respectively, adjusting for the expected level of vesting that will occur at those dates.

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain exceptional levels of performance. Such additional shares, if any, would be fully vested when issued. The Company will also accrue and record expense for such additional shares during the three-year periods to the extent issuance of the additional shares is expected based on current and projected actual performance.

Dividends on shares of restricted stock that do not vest are accounted for as compensation expense.

The following table summarizes activity in the three months ended March 31, 2006 and 2005 for all time-based restricted stock grants:

	Three Months Ended March 31,
	2006		2005
	Number of Sharer	Weighted		Weighted Average Number of Shares
		Average
		Issuance	Number
		Price	of Shares
Restricted shares outstanding at January 1	268,409	$24.51	307,648	$24.02
Number of restricted shares awarded and issued	58,532	32.40	46,932	26.34
Number of restricted grants awarded, but shares not yet issued	13,590	32.66	20,395	26.34
Restricted shares vested (1)	(48,704)	23.09	(37,381)	24.44
Restricted shares forfeited	(10,139)	24.47	—	—
Restricted shares surrendered for payment of withholding taxes upon vesting	(16,862)	21.23	(12,620)	24.24

Restricted shares outstanding at March 31	264,826	$27.14	324,974	$24.44

(1)	The total fair value of restricted shares that vested during the three months ended March 31, 2006 and 2005 was $1.6 million and $1.0 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION - Continued

The following table summarizes activity in the three months ended March 31, 2006 and 2005 for all performance-based and market-based restricted stock grants:

	Three Months Ended March 31,
	2006		2005
	Number of Shares	Weighted Average Issuance Price	Number of Shares	Weighted Average Issuance Price

Restricted shares outstanding at January 1	62,576	$23.55	—	$—
Number of restricted shares awarded and issued	52,154	29.40	62,576	23.55
Number of restricted grants awarded, but shares not yet issued	—	—	—	—
Restricted shares vested	—	—	—	—
Restricted shares forfeited	(2,626)	23.55	—	—
Restricted shares surrendered for payment of withholding taxes upon vesting	—	—	—	—

Restricted shares outstanding at March 31	112,104	$26.27	62,576	$23.55

During the three months ended March 31, 2006 and 2005, the Company recognized approximately $845,000 and $613,000, respectively, of stock-based compensation expense related to the stock option plan, the restricted stock plans and the retirement plan. As of March 31, 2006 and 2005, there was $6.7 million and $7.1 million, respectively, of total unrecognized stock-based compensation costs related to these plans, which will be recognized over a weighted average remaining contractual term of 2.9 years for both periods.

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual bonus earned during the year of retirement. Stock options and time-based restricted stock granted to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the first quarter of 2006. Grants made prior to 2006 are unaffected.

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

The Company has various joint ventures with unrelated investors and has retained minority equity interests ranging from 12.5% to 50.0% in these joint ventures. The Company generally accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Company uses the equity method of accounting are not included on the Company’s consolidated balance sheet. The Company currently has three consolidated joint ventures. SF-HIW Harborview, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K; The Vinings at University Center, LLC is consolidated pursuant to FIN 46(R) as described further below; and Highwoods-Markel Associates, LLC is consolidated beginning January 1, 2006 pursuant to EITF 04-5, as discussed above.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of March 31, 2006 and combined summarized income statements for the Company’s unconsolidated joint ventures for the three months ended March 31, 2006 and 2005 are as follows:

Unconsolidated Affiliate	Location	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	710		50.0%
RRHWoods, LLC	Des Moines, IA	769	(1)	50.0%
Kessinger/Hunter, LLC	Kansas City, MO	—		26.5%
4600 Madison Associates, LLC	Kansas City, MO	262		12.5%
Plaza Colonnade, LLC	Kansas City, MO	285		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC;
	Greensboro, NC; Raleigh, NC;
	Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC;
	Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—		50.0%

Total		6,709	(2)

(1)	Includes 75 thousand square feet for an office building currently under development.

(2)	Total does not include consolidated joint ventures totaling 618 thousand square feet.

	For the Three Months Ended March 31,
	2006	2005(1)
Income Statements:
Revenues	$34,018	$34,649

Expenses:
Interest expense and loan cost amortization	8,324	8,316
Depreciation and amortization	6,998	7,251
Operating expenses	14,239	13,991

Total expenses	29,561	29,558

Net income	$4,457	$5,091

The Company’s share of:
Net income (2)	$2,083	$2,641

Interest expense and loan cost amortization	$3,480	$3,463

Depreciation and amortization (real estate related)	$2,675	$2,643

(1)	Amounts for 2005 include Highwoods-Markel Associates, LLC, which is now consolidated beginning January 1, 2006, as described in Note 1.

(2)	The Company’s share of net income is greater than its weighted average ownership percentage in the joint ventures due to purchase accounting and other related adjustments.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

On December 22, 2004, the Company and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Company contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50% equity interest in the entity. The Company is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and the Company absorbs the majority of the joint venture’s expected losses. Accordingly, the Company’s balance sheet at March 31, 2006 includes $10.3 million of development in process and an $8.9 million construction note payable. For additional information regarding our investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

3.	FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

4.	ASSET DISPOSITIONS

During the first quarter of 2006, the Company’s dispositions consisted of the following:

Three Months Ended March 31, 2006
Operating properties (square feet in thousands)	1,999
Land held for development (acres)	60.6
Gross sale proceeds on operating properties	$153,900
Gross sale proceeds on development land	$5,490

In January 2006, the Company sold office and industrial properties in Atlanta, Georgia, Columbia, South Carolina and Tampa, Florida in a single transaction for gross proceeds of approximately $141 million. This transaction was classified as held for sale and an impairment loss of $7.7 million was recorded in the fourth quarter of 2005. The properties subject to this sale were classified as discontinued operations in the fourth quarter of 2005.

In March 2006, the Company sold an office property in Raleigh, North Carolina for gross proceeds of approximately $12.9 million. A gain of approximately $1.4 million was recorded in the first quarter of 2006. This property was classified as discontinued operations in the first quarter of 2006.

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended March 31,
	2006	2005
Gains on disposition of land	$3,040	$153
Gains on disposition of depreciable properties	1,270	250

Total	$4,310	$403

The above gains on land and depreciable properties in the first quarter 2006 and 2005 include minor condemnation, deferred gain recognition from prior sales and adjustments to prior sale transactions.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.	ASSET DISPOSITIONS - Continued

Net gains on sale and impairments of discontinued operations, net of minority interest, consisted of the following:

	Three Months Ended March 31,
	2006	2005
Gains on disposition of depreciable properties	$1,894	$15,724
Allocable minority interest	(136)	(1,582)

Total	$1,758	$14,142

See Note 9 for information on discontinued operations and impairment of long-lived assets.

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Secured mortgage loans	$712,251	$721,116
Unsecured loans	738,000	750,500

Total	$1,450,251	$1,471,616

As of March 31, 2006, the Company’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

Refinancings and Preferred Stock Redemptions in 2005 and 2006

During 2005 and the first quarter of 2006, the Company paid off $196.2 million of outstanding loans, excluding any normal debt amortization, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. The Company incurred a $0.5 million loss on debt extinguishments in 2005 in connection with these loan pay-downs. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. The Company also used some of the proceeds from its disposition activity to redeem, in August 2005 and February 2006, all of the Company’s outstanding Series D Preferred Shares and 3,200,000 of its outstanding Series B Preferred Shares, aggregating $180 million plus accrued dividends. These reductions in outstanding debt and preferred stock balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006 described in Note 4. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

In February 2006, the Company obtained waivers from the lenders under its previous $250 million unsecured revolving credit facility and its previous bank term loan related to timely reporting to the lenders of annual and quarterly financial statements. The aforementioned modifications did not change the economic terms of the loans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On May 1, 2006, the Company obtained a new $350 million, three-year unsecured revolving credit facility from Bank of America, N.A. The Company used $273 million of proceeds from the new revolving credit facility, together with available cash, to pay off the remaining outstanding balance of $178 million under its previous revolving credit facility and a $100 million bank term loan, both of which have now been terminated. Loss on debt extinguishments of approximately $0.5 million was recorded in second quarter 2006. The Company and Bank of America plan to syndicate the new revolving credit facility later in 2006.

The new revolving credit facility is initially scheduled to mature on May 1, 2009. The Company has an option to extend the maturity date by one additional year assuming no default exists and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $100 million. The increases in borrowing availability are subject to approval by the lender(s). The interest rate has been reduced from LIBOR plus 105 basis points to LIBOR plus 80 basis points and the annual base facility fee has been reduced from 25 basis points to 20 basis points. In July 2006, the Company obtained a waiver, which did not change the economic terms of the loan, related to the timing for filing its first quarter 2006 Form 10-Q.

As of the date of this filing, the Operating Partnership has not yet satisfied the requirement under the indenture governing its outstanding notes to file timely SEC reports, but expects to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under the Company’s revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent the Company any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.

Financing Obligations

The Company’s financing obligations consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
SF-HIW Harborview, LP financing obligation	$15,111	$14,983
Tax increment financing obligation (1)	19,171	19,171

Total	$34,282	$34,154

(1)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Company in 2000, the Company is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Company also receives special tax revenues and property tax rebates, which are intended, but not guaranteed, to provide funds to pay the special assessments.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	RELATED PARTY TRANSACTIONS

As more fully described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K, the Company purchased land in 2005 from GAPI, Inc., an entity owned by an existing director, and also sold certain buildings in 2005 to a director, who later retired from the Board of Directors.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

The AOCL balance at March 31, 2006 and December 31, 2005 was $2.0 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Company expects that the portion of the cumulative loss recorded in AOCL at March 31, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

The land purchase agreement with GAPI, Inc. described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K included an embedded derivative feature due to the price for the land parcels being determined by the fair value of Common Units, which was accounted for in accordance with SFAS No. 133.

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$14,146	$21,154
Other comprehensive income:
Unrealized derivative losses on cash-flow hedges	—	(37)
Amortization of hedging gains and losses included in other comprehensive income	177	176

Total other comprehensive income	177	139

Total comprehensive income	$14,323	$21,293

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 6.6 million square feet of office and industrial properties and 45 apartment units sold during 2005 and the first quarter of 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2006	2005
Rental and other revenues	$1,212	$15,480
Operating expenses:
Rental property and other expenses	478	6,294
Depreciation and amortization	44	5,609
General and administrative	—	71

Total operating expenses	522	11,974
Interest expense	—	226
Other income	9	46

Income before minority interest in the Operating Partnership and net gains on sale and impairment of discontinued operations	699	3,326
Minority interest in discontinued operations	(65)	(334)

Income from discontinued operations, net of minority interest in the Operating Partnership	634	2,992

Net gains on sale and impairment of discontinued operations	1,894	15,724
Minority interest in discontinued operations	(136)	(1,582)

Net gains on sale and impairment of discontinued operations, net of minority interest in the Operating Partnership	1,758	14,142

Total discontinued operations	$2,392	$17,134

The net book value of property classified as discontinued operations that was sold during 2005 and through the quarter ended March 31, 2006 aggregated approximately $444.5 million.

Certain other assets were sold during 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the Company’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2006 and 2005, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment losses related to assets sold or held for sale were recognized in the Consolidated Statements of Income for the three months ended March 31, 2006 and 2005.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005. No indicators of impairment existed for assets classified as held for use for the quarter ended March 31, 2006.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Land	$—	$25,254
Land held for development	7,377	10,058
Buildings and tenant improvements	—	141,532
Development in process	—	(28)
Accumulated depreciation	—	(32,975)

Net real estate assets	7,377	143,841
Deferred leasing costs, net	1	2,075
Accrued straight line rents receivable	—	2,085
Prepaid expenses and other	1	28

Total assets	$7,379	$148,029

Tenant security deposits, deferred rents and accrued costs (1)	$4	$1,005

Mortgages payable (2)	$—	$1,873

(1)	Included in accounts payable, accrued expenses and other liabilities.

(2)	Included in mortgages and notes payable.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
Basic income/(loss) per share:
Numerator:
Income from continuing operations	$11,754	$4,020
Preferred stock dividends	(4,724)	(7,713)
Excess of preferred stock redemption costs over carrying value	(1,803)	—

Income/(loss) from continuing operations attributable to common stockholders	5,227	(3,693)
Income from discontinued operations	2,392	17,134

Net income attributable to common stockholders	$7,619	$13,441

Denominator:
Denominator for basic earnings/(loss) per share - weighted-average shares	53,813	53,644

Basic earnings per share:
Income/(loss) from continuing operations	$0.10	$(0.07)
Income from discontinued operations	0.04	0.32

Net income	$0.14	$0.25

Diluted income/(loss) per share:
Numerator:
Income from continuing operations	$11,754	$4,020
Preferred stock dividends	(4,724)	(7,713)
Excess of preferred stock redemption costs over carrying value	(1,803)	—
Minority interest in the Operating Partnership	523	—

Income/(loss) from continuing operations attributable to common stockholders	5,750	(3,693)

Income from discontinued operations	2,392	17,134
Minority interest in discontinued operations	201	—

Income (loss) from discontinued operations	2,593	17,134

Net income attributable to common stockholders	$8,343	$13,441

Denominator:
Denominator for basic earnings/(loss) per share - weighted-average shares	53,813	53,644
Add:
Employee stock options	1,198	—
Common Units	5,422	—
Unvested restricted stock	155	—

Denominator for diluted earnings/(loss) per share – adjusted weighted average shares and assumed conversions	60,588	53,644

Diluted earnings per share (1):
Income/(loss) from continuing operations	$0.10	$(0.07)
Income from discontinued operations	0.04	0.32

Net income	$0.14	$0.25

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred dividends and preferred stock redemption charge, is the controlling number in determining whether potential common shares are dilutive or antidilutive. Because such potential common shares would be antidilutive to loss from continuing operations allocable to common shareholders, diluted earnings per share is the same as basic earnings per share for the three months ended March 31, 2005. Potential common shares include stock options, warrants, shares issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 6.6 million shares in the three months ended March 31, 2005. In addition, potential common shares that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were approximately 1.0 million and 3.3 million shares at March 31, 2006 and 2005, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES

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

For three properties, the Company has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or approximately $30,000 per acre.

As of March 31, 2006, the Company’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2006	$773
2007	1,011
2008	1,027
2009	1,067
2010	1,085
Thereafter	35,787

$40,750

Capital Expenditures

The Company incurs capital expenditures to lease space to its customers, maintain the quality of its existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, the Company’s expected future capital expenditures for started and/or committed new development projects as of July 5, 2006 are approximately $202 million, which includes several projects started or committed after December 31, 2005. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

Joint Ventures

Certain joint venture agreements with unaffiliated parties have buy/sell options that may be exercised by either the Company or its joint venture partner to acquire the other partner’s interest if certain conditions are met as set forth in the respective joint venture agreement.

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of March 31, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through
			11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$7,351	11/2007
Industrial (3),(10)	Rent (4)	$372	12/2006
Industrial Environmental (3),(10)	Rent (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$798	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$491	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$528	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.

(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.

(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.

(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at March 31, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

(5)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Company also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements was $0.6 million as of March 31, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could be required to make under the guarantees was $19.4 million at March 31, 2006. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at March 31, 2006 averaged approximately 3.2%, and mature in 2015. A guarantee of $5.5 million will expire upon an industrial building becoming 95% leased or when the related loan matures. As of March 31, 2006, this building was 87.0% leased. The remaining $5.4 million in guarantees relate to loans on three office buildings that were in the lease-up phase at the time the loans were initiated. Each of the loans will mature by May 2008. The average occupancy of the three buildings at March 31, 2006 was 90.0%. If the joint ventures are unable to repay the outstanding balances under the loans, the Company will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.

(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003; this guarantee expires in August 2006 and may be renewed by the Company. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Company’s proportionate share. The property collateralizing the bonds is 100% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Consolidated Balance Sheet.

(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50 million non-recourse permanent loan, thereby releasing the Company from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50 million mortgage bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Company’s maximum exposure under this master lease was $1.6 million at March 31, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of March 31, 2006 was $7.4 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain will be recognized in future periods as the maximum exposure under the guarantees is reduced.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

(10)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Company agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest, aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of March 31, 2006, $0.4 million remains deferred, which represents the Company’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.

(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50% and converting the “net” lease to a “full service” lease with the tenant liable for 50% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of March 31, 2006, the Company has recorded approximately $0.8 million in other liabilities and $0.8 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee as of March 31, 2006 is $1.1 million. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement.

(12)	RRHWOODS, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of March 31, 2006, no master lease payments were necessary. The Company currently has recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Condensed Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $3.2 million as of March 31, 2006. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.

(13)	In connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Company has paid $0.1 million in the first quarter of 2006, $1.1 million in 2005 and $2.4 million in 2004 under this guarantee, and $0.5 million is estimated to remain under the guarantee at March 31, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

(14)	In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $2.9 million to a bank in August 2005, effective November 2005. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded approximately $60,000 in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at March 31, 2006.

Litigation, Claims and Assessments

The Company is from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of its business. The Company regularly assesses the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that the Company has incurred or will incur a loss and the loss or range of loss can be reasonably estimated, reserves are recorded in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

In June 2006, the Company received (and expects to receive additional) assessments for state excise taxes and related interest amounting to approximately $6.4 million, related to periods prior to 2006. The Company believes that it is not subject to such taxes and intends to vigorously dispute the assessment. Based on advice of counsel, the Company currently believes that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in the Company’s financial statements.

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

All operations are within the United States and, at March 31, 2006, no tenant of the Wholly Owned Properties comprised more than 6.9% of the Company’s consolidated revenues. The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rental and Other Revenues: (1)
Office segment	$85,861	$84,366
Industrial segment	7,375	7,350
Retail segment	10,738	10,183
Apartment segment	275	267

Total Rental and Other Revenues	$104,249	$102,166

Net Operating Income: (1)
Office segment	$53,862	$54,656
Industrial segment	5,706	5,464
Retail segment	7,278	6,946
Apartment segment	140	99

Total Net Operating Income	66,986	67,165
Reconciliation to income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(28,706)	(29,649)
Interest expense	(25,599)	(27,888)
Impairment of assets held for use	—	(2,572)
General and administrative expense	(8,692)	(8,358)
Interest and other income	1,986	1,937
Loss on debt extinguishment	—	(27)

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$5,975	$608

	March 31, 2006	December 31, 2005
Total Assets: (2)
Office segment	$2,168,794	$2,245,595
Industrial segment	207,705	226,199
Retail segment	256,992	259,544
Apartment segment	22,247	21,121
Corporate and other	162,555	156,519

Total Assets	$2,818,293	$2,908,978

(1)	Net of discontinued operations.

(2)	Real estate and other assets held for sale are included in this table according to the segment type.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2005 Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of March 31, 2006, we owned or had an interest in 417 in-service office, industrial and retail properties, encompassing 35.0 million square feet, and 514 apartment units. As of that date, we also wholly owned 896 acres of development land, of which 485 acres are considered core holdings. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

Results of Operations

While we own and operate a limited number of industrial, retail and apartment properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since more than a majority of our office properties are located in Florida, Georgia and North Carolina, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results. Accordingly, most of the analysis and comments below focus on our office properties.

The key components affecting our rental revenue stream are dispositions, acquisitions, new developments placed in service, average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include variable expenses, such as common area maintenance and utilities, and fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower when our average occupancy declines. Fixed expenses remain constant regardless of average occupancy. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

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

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Lease incentives are costs paid to or on behalf of tenants to induce them to enter into leases and that do not relate to customizing the space for the tenant’s specific needs. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital expenditures than reletting to new customers. However, market conditions such as supply of available space in the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

Because we are a REIT, we are required under the federal tax laws to distribute at least 90% of our REIT taxable income, excluding capital gains, to our stockholders. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and stockholder dividends. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our revolving credit facility.

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

To generate additional capital to fund our growth and other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property, we may sell some of our properties or contribute them to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own and/or vacant land to a newly formed entity in which we retain less than a majority interest. In exchange for our equal or minority interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2005 and the first quarter of 2006 or were held for sale at March 31, 2006. Accordingly, any properties sold during 2005 and the first quarter of 2006 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31,			% of Change
	2006	2005	$ Change
Rental and other revenues	$104.2	$102.2	$2.0	2.0%
Operating expenses:
Rental property and other expenses	37.3	35.0	2.3	6.6
Depreciation and amortization	28.7	29.6	(0.9)	(3.0)
Impairment of assets held for use	—	2.6	(2.6)	(100.0)
General and administrative	8.7	8.4	0.3	3.6

Total operating expenses	74.7	75.6	(0.9)	(1.2)

Interest expense:
Contractual	23.9	25.4	(1.5)	(5.9)
Amortization of deferred financing costs	0.8	0.8	—	—
Financing obligations	0.9	1.7	(0.8)	(47.1)

	25.6	27.9	(2.3)	(8.2)
Other income:
Interest and other income	2.0	1.9	0.1	5.3
Loss on debt extinguishments	—	—	—	—

	2.0	1.9	0.1	5.3
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	5.9	0.6	5.3	883.3
Gains on disposition of property, net	4.3	0.4	3.9	975.0
Minority interest	(0.6)	0.4	(1.0)	(250.0)
Equity in earnings of unconsolidated affiliates	2.1	2.6	(0.5)	(19.2)

Income from continuing operations	11.7	4.0	7.7	192.5
Discontinued operations:
Income from discontinued operations, net of minority interest	0.6	3.0	(2.4)	(80.0)
Net gains on sale and impairments of discontinued operations, net of minority interest	1.8	14.1	(12.3)	(87.2)

	2.4	17.1	(14.7)	(86.0)

Net income	14.1	21.1	(7.0)	(33.2)
Dividends on preferred shares	(4.7)	(7.7)	3.0	39.0
Excess of preferred stock redemption cost over carrying value	(1.8)	—	(1.8)	(100.0)

Net income available for common stockholders	$7.6	$13.4	$(5.8)	(43.3)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005 and the contribution from developed properties placed in service in the later part of 2005. These increases were partly offset by a decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.3 million in the first quarter of 2006 compared to the first quarter of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, and expenses of developed properties placed in service in the second half of 2005.

In the first quarter of 2005, an impairment loss of $2.6 million was recognized in connection with 46 acres of land that did not meet the criteria to be classified as held for sale, but whose carrying value was greater than its fair value.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.6 billion in the three months ended March 31, 2005 to $1.4 billion in the three months ended March 31, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the three months ended March 31, 2005 to 6.9% in the three months ended March 31, 2006. In addition, capitalized interest in 2006 was approximately $0.2 million higher compared to 2005 due to increased development activity and higher average construction and development costs.

The decrease in interest from financing obligations was a result of the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $4.3 million in the three months ended March 31, 2006 compared to $0.4 million for the three months ended March 31, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in the continuing operations, after Preferred Unit distributions, was $(0.6) million of income for the three months ended March 31, 2006 and $0.4 million of income for the three months ended March 31, 2005; the decrease was primarily due to a corresponding decrease in the Operating Partnership’s loss from continuing operations, after Preferred Unit distributions.

Equity in earnings from continuing operations of unconsolidated affiliates decreased from 2005. Highwoods-Markel Associates, LLC joint venture contributed $0.2 million to earnings during the first quarter of 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $2.4 million and $17.1 million, net of minority interest, as discontinued operations for the three months ended March 31, 2006 and 2005, respectively. These amounts relate to 6.6 million square feet of office and industrial property and 45 apartment units sold during 2005 and the first quarter of 2006. These amounts include net gains on the sale of these properties of $1.8 million and $14.1 million, net of minority interest, in the three months ended March 31, 2006 and 2005, respectively.

Net Income

We recorded net income in the three months ended March 31, 2006 of $14.1 million, compared to $21.1 million in the three months ended March 31, 2005, resulting from the various factors described above.

Preferred Dividends

Preferred dividends decreased $3.0 million due to redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively. The excess of redemption cost over carrying value of $1.8 million in 2006 relates to the $50 million preferred stock redemption in that quarter.

Net Income Available for Common Stockholders

We recorded net income available for common stockholders in the three months ended March 31, 2006 of $7.6 million, compared to $13.4 million in the three months ended March 31, 2005; this decrease is the net result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2006 as compared to the first three months of 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005	Change
Cash Provided By Operating Activities	$39,753	$30,109	$9,644
Cash Provided By Investing Activities	125,699	22,976	102,723
Cash Used In Financing Activities	(142,520)	(22,225)	(120,295)

Total Cash Flows	$22,932	$30,860	$(7,928)

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

The increase of $9.6 million in cash provided by operating activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of a $15.2 million increase from net changes in operating assets and liabilities partially offset by lower cash flows from net income adjusted for changes in depreciation and gains and impairments.

The increase of $102.7 million in cash provided by investing activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily a result of a $104.4 million increase in proceeds from dispositions of real estate assets, partially offset by an a $0.9 million increase in additions to real estate assets and deferred leasing costs.

The increase of $120.3 million in cash used in financing activities in the first quarter of 2006 compared to the first quarter of 2005 was primarily the result of $50.0 million used to redeem preferred stock in the first quarter of 2006, a net $22.5 million reduction in the revolving credit facility, and a $48.6 million reduction in secured mortgage debt.

In 2006, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At March 31, 2006, we had 34.4 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $7.4 million.

Capitalization

The following table sets forth our capitalization as of March 31, 2006 and December 31, 2005 (in thousands, except per share amounts):

	March 31, 2006	December 31, 2005
Mortgages and notes payable, at recorded book value	$1,450,251	$1,471,616
Financing obligations	$34,282	$34,154
Preferred Stock, at liquidation value	$197,445	$247,445
Common Stock and Common Units outstanding	59,543	59,479
Per share stock price at period end	$33.73	$28.45
Market value of Common Stock and Common Units	2,008,385	1,692,178

Total market capitalization with debt	$3,690,363	$3,445,393

Based on our total market capitalization of approximately $3.7 billion at March 31, 2006 (at the March 31, 2006 per share stock price of $33.73 and assuming the redemption for shares of Common Stock of the approximate 5.4 million Common Units in the Operating Partnership not owned by the Company), our mortgages and notes payable represented approximately 39.3% of our total market capitalization.

Mortgages and notes payable at March 31, 2006 consisted of $712 million of secured indebtedness with a weighted average interest rate of 6.9% and $738 million of unsecured indebtedness with a weighted average interest rate of 6.8%. As of March 31, 2006, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2005 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2005.

Refinancings and Preferred Stock Redemptions in 2005 and First Quarter of 2006

During 2005 and the first quarter of 2006, we paid off $196.2 million of outstanding loans, excluding any normal debt amortization, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Shares and 3,200,000 of our outstanding Series B Preferred Shares, aggregating $180.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

Unsecured Indebtedness

On May 1, 2006, we obtained a new $350 million, three-year unsecured revolving credit facility from Bank of America, N.A. We used $273 million of proceeds from the new revolving credit facility, together with available cash, to pay off the remaining outstanding balance of $178 million under our previous revolving credit facility and the $100 million bank term loan, both of which were terminated on May 1, 2006. In connection with these payoffs, we wrote off approximately $0.5 million in unamortized deferred financing costs in the second quarter of 2006 as a loss on debt extinguishment. We and Bank of America plan to syndicate the new revolving credit facility later in 2006.

Our new revolving credit facility is initially scheduled to mature on May 1, 2009. We have an option to extend the maturity date by one additional year assuming no default exists and, at any time prior to May 1, 2008, we may request increases in the borrowing availability under the credit facility by up to an additional $100 million. The increases in borrowing availability are subject to approval by the lender(s). Compared to the previous credit facility, the interest rate has been reduced from LIBOR plus 105 basis points to LIBOR plus 80 basis points and the annual base facility fee has been reduced from 25 basis points to 20 basis points. In July 2006, we obtained a waiver, which did not change the economic terms of the loan, related to the timing for filing our first quarter 2006 Form 10-Q.

Like our previous revolving credit facility, the new revolving credit facility requires us to comply with customary operating covenants and various financial and operating ratios. We believe the required financial and operating ratios under the new revolving credit facility are less stringent and more appropriately reflect our current and future business prospects than the requirements under our previous revolving credit facility. We currently are in compliance with the provisions of our new revolving credit facility for the foreseeable future. However, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that no circumstance will arise in the future that would render us unable to comply with any of these covenants or result in an increase in the borrowing costs under this facility.

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

In February 2006, we obtained waivers from the lenders under our previous revolving credit facility and our previous bank term loan related to timely reporting to the lenders of annual and quarterly financial statements. The aforementioned modifications did not change the economic terms of the loans. In November 2005, we amended the $100 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of our new revolving credit facility, as discussed above.

As of the date of this filing, the Operating Partnership has not yet satisfied the requirement under the indenture governing its outstanding notes to file timely SEC reports, but expects to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under our revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent us any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.

Current and Future Cash Needs

Rental revenue, together with construction management, maintenance, leasing and management fees, is our principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder dividends, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvement costs and lease commissions related to any releasing of vacant space.

We expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $49.5 million of availability as of June 30, 2006, excluding the $100 million expansion option) and under our existing $50 million secured revolving construction loan (all of which was available at June 30, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects as of July 5, 2006 are approximately $202 million. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Additionally, $110 million of 7.0% unsecured notes will mature in December 2006 and approximately $63 million of 8.2% secured debt will mature in February 2007. We expect to repay this debt with proceeds from pending or future disposition activity and the issuance of additional unsecured debt. We also have a significant pool of unencumbered assets that could serve as collateral for additional secured debt. Although we expect to repay or refinance all of this outstanding debt on or prior to their respective maturity dates, no assurances can be given that we will be able to do so on favorable terms or at all.

Our long-term liquidity needs also include the funding of development commitments, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into and (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties.

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

Stockholder Dividends

To maintain our qualification as a REIT, we must distribute to stockholders at least 90% of our REIT taxable income, excluding capital gains. REIT taxable income, the calculation of which is determined by the federal tax laws, does not equal net income under GAAP. We generally expect to use our cash flow from operating activities for dividends to stockholders and for payment of recurring capital expenditures. Future dividends will be made at the discretion of our Board of Directors. The following factors will affect our cash flows and, accordingly, influence decisions of the Board of Directors regarding dividends:

•	debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness;

•	scheduled increases in base rents of existing leases;

•	changes in rents attributable to renewal of existing leases or replacement leases;

•	changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties;

•	operating expenses and capital replacement needs, including tenant improvements and leasing costs; and

•	sales of properties and non-core land.

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain less than a majority interest. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements.

As of March 31, 2006, our unconsolidated joint ventures had $764.4 million of total assets and $567 million of total liabilities as reflected in their financial statements. At March 31, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.2%. During the three months ended March 31, 2006, these unconsolidated joint ventures earned $4.5 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $2.1 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of March 31, 2006, our unconsolidated joint ventures had $543.2 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 11 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures as of March 31, 2006 (in thousands):

Remainder of 2006	$4,054
2007	12,328
2008	12,483
2009	14,368
2010	11,118
Thereafter	173,976

$228,327

For information regarding our off-balance sheet arrangements as of December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” in our 2005 Annual Report on Form 10-K.

Financing Arrangements

For information regarding sales transactions that were accounted for as financing arrangements at December 31, 2005, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing and Profit-Sharing Arrangements” in our 2005 Annual Report on Form 10-K.

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

As further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” in our 2005 Annual Report on Form 10-K, we had an embedded derivative as part of the land purchase arrangement with GAPI, Inc. that expired in August 2005 upon closing of the final land parcel under the arrangement.

Related Party Transactions

As more fully described in Note 8 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, we purchased land in 2005 from GAPI, Inc., an entity owned by an existing director, and also sold certain buildings in 2005 to a director, who later retired from the Board of Directors.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies made by management in the three months ended March 31, 2006, except as set forth in Note 1 to the Condensed Consolidated Financial Statements in section “Impact of Newly Adopted and Issued Accounting Standards.” For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2005 Annual Report on Form 10-K.

FUNDS FROM OPERATIONS

We believe that FFO and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by itself. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per share as disclosed by other REITs may not be comparable to our calculation of FFO and FFO per share as described below. You should also be aware that FFO and FFO per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining our operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of our operating performance.

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

FFO and FFO per share for the three months ended March 31, 2006 and 2005 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2006		2005
	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$14,146		$21,154
Dividends to preferred shareholders	(4,724)		(7,713)
Excess of preferred stock redemption charge over carrying value	(1,803)		—

Net income applicable to common shareholders	7,619	$0.14	13,441	$0.25
Add/(Deduct):
Depreciation and amortization of real estate assets	27,870	0.46	28,961	0.48
(Gains) on disposition of depreciable real estate assets	(1,270)	(0.02)	(250)	—
Minority interest from the Operating Partnership in income/(loss) from operations	523	—	(368)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,675	0.04	2,643	0.04
Discontinued operations:
Depreciation and amortization of real estate assets	44	—	5,609	0.09
Gain on sale	(1,894)	(0.03)	(15,724)	(0.26)
Minority interest from the Operating Partnership in income from discontinued operations	201	—	1,916	—

Funds from operations	$35,768	$0.59	$36,228	$0.60

Weighted average shares outstanding (1)	60,588		60,216

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at March 31, 2006.

As of March 31, 2006, we had approximately $1,160 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at March 31, 2006 was approximately $1,205 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2006 would decrease by approximately $48.5 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2006 would increase by approximately $52.3 million.

As of March 31, 2006, we had approximately $290 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2007, our interest expense would be increased or decreased approximately $2.9 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In Item 9A of our 2005 Annual Report on Form 10-K, our management reported that the Company’s internal control over financial reporting was not effective as of December 31, 2005 due to material weaknesses that existed

45

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

As of the date of this filing, we have developed and implemented or are in the process of developing and implementing remediation plans for the material weaknesses described above. The time and staff resources involved to prepare our SEC reports limited our remediation efforts during the first quarter of 2006. During the second quarter of 2006, to remediate our material weakness regarding the use of and dependence upon manually prepared spreadsheets in accumulating and consolidating restatement adjustments recorded in connection with our historical financial statements, we began to record in our general ledger all of the restatement adjustments related to our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K (including ongoing effects of such adjustments to 2005 balances), which should reduce the likelihood of errors in our future consolidated financial statements by lessening our reliance upon such manually prepared spreadsheets in the financial statement close process. We expect to complete the remainder of this project before December 31, 2006.

We are also undertaking the following overall activities to improve our internal control over financial reporting. First, we are developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of GAAP. The first phase of this longer-term project has focused on the preparation of formal written policies and procedures with respect to accounting for building and tenant improvements. Second, we plan to provide training for our accounting staff and employees in our various divisional operating offices to educate our personnel with respect to the accounting adjustments that were made to the historical financial statements in our 2004 Annual Report and in our amended 2003 Annual Report and to the material weaknesses and other control deficiencies in our internal control over financial reporting that existed as of December 31, 2005. Third, we plan to implement improvements to our journal entry review and approval processes and to enhance controls over the recording and deleting of journal entries in our general ledger system which should reduce the likelihood of potential errors in future financial statements. Fourth, we plan to implement revised approval procedures over signing of construction contracts and change orders to provide reasonable assurance that such matters are approved by management at appropriate levels in the Company. Fifth, we engaged a search firm to assist us with the process of hiring a Chief Accounting Officer (new position).

We believe that there were no changes from the remediation efforts described above, or otherwise, that occurred during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since we have not yet completed all of our planned remediation activities, no assurances can be given that the material weaknesses that existed in our internal control over financial reporting at December 31, 2005 were sufficiently remediated at March 31, 2006 or as of the date of this filing. Our management is working closely with the audit committee to monitor the ongoing remediation of these material weaknesses.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described above, since we have not yet completed all of our planned remediation activities, no assurances can be given that the material weaknesses that existed in our internal control over financial reporting at December 31, 2005 were sufficiently remediated at March 31, 2006 or as of the date of this filing. As a result, our CEO and CFO do not believe that that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 30,000 shares of Common Stock on January 26, 2006 upon the exercise of 30,000 warrants to purchase our Common Stock at a purchase price of $28.00 per share and 2,272 shares of Common Stock on March 28, 2006 up on the exchange of 50,000 warrants to purchase our Common Stock at a purchase price of $32.50 per share. All of such shares were issued to accredited investors in private transactions pursuant to Section 4(2) of the Securities Act of 1933.

We issued 6,375 shares of restricted stock on February 8, 2006 and 104,311 shares of restricted stock on March 1, 2006. All of such shares were issued to executive officers and directors in private transactions pursuant to Section 4(2) of the Securities Act of 1933.

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

Date: July 19, 2006