Form 10-Q
period 2006-06-30
HIGHWOODS PROPERTIES INC
filed 2006-09-06
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The Company had 54,807,765 shares of common stock outstanding as of August 31, 2006.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2006

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

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$350,079	$343,439
Buildings and tenant improvements	2,559,916	2,519,990
Development in process	92,366	28,727
Land held for development	137,817	152,312
Furniture, fixtures and equipment	23,190	22,467

	3,163,368	3,066,935
Less – accumulated depreciation	(594,586)	(563,680)

Net real estate assets	2,568,782	2,503,255
Real estate and other assets, net, held for sale	9,866	152,036
Cash and cash equivalents	4,928	1,212
Restricted cash	2,565	16,223
Accounts receivable, net	21,431	24,201
Notes receivable, net	8,615	9,232
Accrued straight-line rents receivable, net	65,471	60,818
Investments in unconsolidated affiliates	65,116	69,247
Deferred financing and leasing costs, net	64,119	59,428
Prepaid expenses and other	13,668	13,326

Total Assets	$2,824,561	$2,908,978

Liabilities, Minority Interest and Stockholders’ Equity:
Mortgages and notes payable	$1,466,839	$1,471,616
Accounts payable, accrued expenses and other liabilities	136,436	127,455
Financing obligations	36,002	34,154

Total Liabilities	1,639,277	1,633,225
Minority interest	89,584	94,134
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at June 30, 2006 and December 31, 2005	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 3,700,000 and 5,700,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	92,500	142,500
Common stock, $.01 par value, 200,000,000 authorized shares; 54,130,592 and 54,028,507 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	541	540
Additional paid-in capital	1,415,649	1,419,683
Distributions in excess of net earnings	(516,077)	(479,901)
Accumulated other comprehensive loss	(1,858)	(2,212)
Deferred compensation	—	(3,936)

Total Stockholders’ Equity	1,095,700	1,181,619

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,824,561	$2,908,978

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and other revenues	$105,803	$101,238	$209,877	$203,208

Operating expenses:
Rental property and other expenses	37,938	34,181	75,064	69,040
Depreciation and amortization	29,596	27,850	58,233	57,464
Impairment of assets held for use	—	600	—	3,172
General and administrative	9,060	7,988	17,752	16,346

Total operating expenses	76,594	70,619	151,049	146,022

Interest expense:
Contractual	24,338	24,692	48,251	50,009
Amortization of deferred financing costs	582	838	1,326	1,685
Financing obligations	1,398	1,398	2,340	3,045

	26,318	26,928	51,917	54,739

Other income/(expense):
Interest and other income	1,162	1,402	3,150	3,339
Loss on debt extinguishment	(467)	(103)	(467)	(130)

	695	1,299	2,683	3,209

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	3,586	4,990	9,594	5,656

Gains on disposition of property	1,008	1,383	5,318	1,786
Minority interest	(430)	(96)	(1,047)	266
Equity in earnings of unconsolidated affiliates	1,924	2,263	4,007	4,904

Income from continuing operations	6,088	8,540	17,872	12,612
Discontinued operations:
(Loss)/income from discontinued operations, net of minority interest	(100)	2,313	504	5,253
Net gains and (impairments) on sales of discontinued operations, net of minority interest, including gain from related party transactions of $952 and $4,816 in the three and six months ended June 30, 2005, respectively	285	581	2,043	14,723

	185	2,894	2,547	19,976

Net income	6,273	11,434	20,419	32,588
Dividends on Preferred Stock	(4,113)	(7,713)	(8,837)	(15,426)
Excess of preferred stock redemption cost over carrying value	—	—	(1,803)	—

Net income available for common stockholders	$2,160	$3,721	$9,779	$17,162

Net income per common share—basic:
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.05)
Income from discontinued operations	—	0.05	0.05	0.37

Net income	$0.04	$0.07	$0.18	$0.32

Weighted average common shares outstanding—basic	53,879	53,736	53,871	53,690

Net income per common share—diluted:
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.05)
Income from discontinued operations	—	0.05	0.05	0.37

Net income	$0.04	$0.07	$0.18	$0.32

Weighted average common shares outstanding—diluted	60,387	60,351	60,470	53,690

Dividends declared per common share	$0.425	$0.425	$0.850	$0.850

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2006

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2005	54,028,507	$540	$104,945	$142,500	$1,419,683	$(3,936)	$(2,212)	$(479,901)	$1,181,619
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	—	—	—	—	(3,936)	3,936	—	—	—
Issuance of Common Stock, net	7,238	—	—	—	133	—	—	—	133
Conversion of warrants to shares	2,272	—	—	—	—	—	—	—	—
Common Stock dividends	—	—	—	—	—	—	—	(45,955)	(45,955)
Preferred Stock dividends	—	—	—	—	—	—	—	(8,837)	(8,837)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	(3,913)	—	—	—	(3,913)
Issuance of restricted stock, net	92,575	—	—	—	—	—	—	—	—
Redemption of Preferred Stock	—	—	—	(50,000)	1,803	—	—	(1,803)	(50,000)
Amortization of stock-based compensation	—	1	—	—	1,879	—	—	—	1,880
Other comprehensive income	—	—	—	—	—	—	354	—	354
Net income	—	—	—	—	—	—	—	20,419	20,419

Balance at June 30, 2006	54,130,592	$541	$104,945	$92,500	$1,415,649	$—	$(1,858)	$(516,077)	$1,095,700

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$20,419	$32,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,378	67,394
Amortization of lease incentives	458	532
Impairment of assets held for use	—	3,172
Amortization of stock-based compensation	1,880	1,295
Amortization of deferred financing costs	1,326	1,685
Amortization of accumulated other comprehensive loss	354	351
Loss on debt extinguishments	467	130
Net (gains) and impairments on disposition of property	(7,525)	(18,153)
Minority interest	1,263	1,955
Equity in earnings of unconsolidated affiliates	(4,007)	(4,904)
Change in financing obligations	700	(67)
Distributions of earnings from unconsolidated affiliates	3,979	4,599
Changes in operating assets and liabilities	(4,647)	(9,044)

Net cash provided by operating activities	73,045	81,533

Investing activities:
Additions to real estate assets and deferred leasing costs	(79,005)	(86,637)
Proceeds from disposition of real estate assets	160,152	106,109
Distributions of capital from unconsolidated affiliates	1,735	1,032
Net repayments in notes receivable	617	1,408
Contributions to unconsolidated affiliates	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	645	—
Other investing activities	12,040	218

Net cash provided by investing activities	96,084	22,130

Financing activities:
Dividends and distributions paid on Common Stock and Common Units	(50,475)	(50,913)
Redemption of Preferred Stock	(50,000)	—
Dividends paid on Preferred Stock	(8,837)	(15,426)
Distributions of earnings to minority partner in consolidated affiliate	(263)	—
Net proceeds from the sale of Common Stock	133	1,631
Repurchase of Common Units	(7,193)	(4,812)
Borrowings on revolving credit facilities	461,000	94,500
Repayments of revolving credit facilities	(353,500)	(79,500)
Borrowings on mortgages and notes payable	—	22,432
Repayments of mortgages and notes payable	(153,013)	(51,596)
Additions to deferred financing costs	(3,265)	(224)
Payments on debt extinguishments	—	(27)

Net cash used in financing activities	(165,413)	(83,935)

Net increase in cash and cash equivalents	3,716	19,728
Cash and cash equivalents at beginning of the period	1,212	24,482

Cash and cash equivalents at end of the period	$4,928	$44,210

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $976 and $2,213 for 2006 and 2005, respectively)	$48,245	$50,912

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Six Months Ended June 30,
	2006	2005
Assets:
Net real estate assets	$44,612	$(9,350)
Restricted cash	(1,865)	4,000
Accounts receivable	102
Notes receivable	—	555
Accrued straight-line rents receivable	962
Investments in unconsolidated affiliates	(1,938)	1,766
Deferred financing and leasing costs, net	287	—

	$42,160	$(3,029)

Liabilities:
Mortgages and notes payable	40,736	20,742
Accounts payable, accrued expenses and other liabilities	(1,652)	4,213
Financing obligation	1,148	(21,221)

	$40,232	$3,734

Minority Interest and Stockholders’ Equity	$1,928	$(6,763)

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. As of June 30, 2006, the Company’s wholly owned assets included: 349 in-service office, industrial and retail properties; 96 apartment units; 830 acres of undeveloped land suitable for future development, of which 423 acres are considered core holdings; and an additional 13 properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 91.1% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the six months ended June 30, 2006, the Company redeemed 216,212 Common Units from limited partners for approximately $7.2 million in cash. Therefore, the percentage of Common Units owned by the Company increased to 91.1% at June 30, 2006 from 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Note 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statements of Income for the three and six months ended June 30, 2005 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first six months of 2006 which qualified for discontinued operations.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal or state income taxes on its net income that it distributes to stockholders. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Company conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Company records provisions for such taxes, to the extent required, based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes.

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

Minority Interest

Minority interest in the accompanying Condensed Consolidated Financial Statements relates primarily to the Common Units in the Operating Partnership and, beginning January 1, 2006 as described below, to the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), that are owned by various individuals and entities other than the Company. As of June 30, 2006, the minority interest in the Operating Partnership consisted of 5.23 million Common Units. Minority interest in the net income/(loss) of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income/(loss) after deducting distributions on Preferred Units. The result is the amount of minority interest expense or income recorded for the period. In addition, when a Common Unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid-in capital.

In addition, minority interest at June 30, 2006 in the accompanying Condensed Consolidated Balance Sheet includes $2.3 million related to the consolidation of Markel as a result of the Company’s adoption of EITF Issue No. 04-5, as described below in section “Impact of Newly Adopted and Issued Financial Standards.”

Minority interest in net income is reflected in the Consolidated Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Amount shown as minority interest in continuing operations	$(430)	$(96)	$(1,047)	$266
Amount related to loss/(income) from discontinued operations	10	(249)	(52)	(577)
Amount related to gain on sale of discontinued operations	(28)	(62)	(164)	(1,644)

Total minority interest in net income	$(448)	$(407)	$(1,263)	$(1,955)

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Impact of Newly Adopted and Issued Accounting Standards

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

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF states that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Company consolidated one of its existing joint ventures, Markel, upon the adoption of this FSP effective January 1, 2006; the Company has treated this as a prospective change of accounting principle as permitted by EITF No. 04-5. This change resulted in the inclusion on the Consolidated Balance Sheet as of January 1, 2006 of approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, approximately $39.3 million in mortgages and notes payable and other liabilities, with the remaining effects to investments in unconsolidated affiliates and to minority interest.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Company has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Company estimates the value of minority interest distributions would have been approximately $13 million had the entity been liquidated as of June 30, 2006. This estimated settlement value is based on assumed third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Company would have no obligation to remit any consideration to the minority interest holder.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in an income tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of FIN 48 on the Company’s financial condition and results of operations upon adoption on January 1, 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Employee Benefit Plans and Stock-Based Compensation

The Company’s officers generally receive annual grants of stock options and restricted stock on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. Restricted stock grants are also made annually to certain non-officer employees. As of June 30, 2006, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model. The exercise price per share for options issued in 2005 and 2006 was based on the average of the daily closing prices for Common Stock over the ten-day period preceding the date of grant. The exercise price per share for options issued prior to 2005 was equal to the closing price for Common Stock on the date immediately preceding the date of grant.

The Company elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options issued through December 31, 2002. During 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provided methods of transition to the fair value based method of accounting for stock-based employee compensation. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2002. The Company elected the prospective method as defined by SFAS No. 148 for options issued on or after January 1, 2003. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method.

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the six months ended June 30, 2006 and 2005 were $3.98 and $1.89, respectively, per option. The fair values of the options granted in 2006 and 2005 were estimated at the grant dates using the following weighted average assumptions:

	Six Months Ended June 30,
	2006	2005
Risk free interest rate (1)	4.63%	4.19%
Common stock dividend yield (2)	5.21%	6.45%
Expected volatility (3)	18.89%	16.30%
Average expected option life (years)	4.75 (4)	7.0
Options granted	241,151	652,325

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the Company’s options.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.
(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2006 grant is based on an analysis of historical company data and is based on the contractual term for the 2005 grant.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The following table illustrates the effect on net income available to common stockholders and earnings per share for the three and six months ended June 30, 2005 if a fair value based method had been applied to all outstanding and unvested stock options granted prior to January 1, 2003:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
Net income available for common stockholders – as reported	$3,721		$17,162
Add: Stock option expense included in reported net income (1)	134	(1)	216	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards (1)	(186	)(1)	(355	)(1)

Pro forma net income attributable to common stockholders	$3,669		$17,023

Basic net income per common share - as reported	$0.07		$0.32
Basic net income per common share - pro forma	$0.07		$0.32
Diluted net income per common share - as reported	$0.07		$0.32
Diluted net income per common share - pro forma	$0.07		$0.32

(1)	Amounts include the effect of dividend equivalent rights.

Dividends on unvested shares of restricted stock are accounted for as compensation expense.

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

The Company has various joint ventures with unrelated investors and has retained minority equity interests ranging from 12.5% to 50.0% in these joint ventures. The Company generally accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Company uses the equity method of accounting are not included on the Company’s consolidated balance sheet. The Company currently has three consolidated joint ventures. SF-HIW Harborview, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K; The Vinings at University Center, LLC is consolidated pursuant to FIN 46(R) as described further below; and Markel is consolidated beginning January 1, 2006 pursuant to EITF 04-5, as discussed above.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of June 30, 2006 and combined summarized income statements for the Company’s unconsolidated joint ventures for the three and six months ended June 30, 2006 and 2005 are as follows:

Unconsolidated Affiliate	Location	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	785		50.0%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.0%
Kessinger/Hunter, LLC	Kansas City, MO	—	(2)	26.5%
4600 Madison Associates, LLC	Kansas City, MO	262		12.5%
Plaza Colonnade, LLC	Kansas City, MO	296		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—	(3)	50.0%

Total		6,826	(4)

(1)	Includes a 75,000 square foot office building and a 31,000 square foot office building currently under development.
(2)	This joint venture provides property management, leasing and brokerage services and provides certain construction related services to certain Wholly Owned Properties of the Company; therefore, no rentable square feet is provided.
(3)	This joint venture is constructing approximately 332 rental residential units on 22.4 acres of land.
(4)	Total does not include consolidated joint ventures totaling 618,000 square feet.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005(1)	2006	2005(1)
Income Statements:
Revenues	$33,784	$34,397	$67,802	$69,046

Expenses:
Operating expenses	14,432	14,085	28,671	28,076
Depreciation and amortization	6,992	7,338	13,990	14,589
Interest expense and loan cost amortization	8,401	8,762	16,725	17,078

Total expenses	29,825	30,185	59,386	59,743

Net income	$3,959	$4,212	$8,416	$9,303

The Company’s share of:
Net income (2)	$1,924	$2,263	$4,007	$4,904

Depreciation and amortization (real estate related)	$2,678	$2,625	$5,353	$5,268

Interest expense and loan cost amortization	$3,522	$3,687	$7,002	$7,149

(1)	Amounts for 2005 include Markel, which has been consolidated beginning January 1, 2006, as described in Note 1.
(2)	The Company’s share of net income differs from its weighted average ownership percentage in the joint ventures net income due to the Company’s purchase accounting and other related adjustments.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

On December 22, 2004, the Company and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Company contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50% equity interest in the entity. The Company is currently consolidating this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and the Company absorbs the majority of the joint venture’s expected losses. Accordingly, the Company’s balance sheet at June 30, 2006 includes $11.1 million of development in process and a $9.7 million construction note payable.

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

4. ASSET DISPOSITIONS

During the first and second quarters of 2006, the Company’s dispositions consisted of the following:

	For the Quarters Ended
	March 31, 2006	June 30, 2006
Operating properties (square feet in thousands)	1,999	—
Land held for development (acres)	60.6	6.6
Gross sale proceeds on operating properties	$153,900	$—
Gross sale proceeds on development land	$5,490	$1,600

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

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gains on disposition of land	$—	$1,038	$3,040	$1,191
Impairments on land	(74)	(210)	(74)	(210)
Gains on disposition of depreciable properties	1,082	555	2,352	805

Total	$1,008	$1,383	$5,318	$1,786

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4. ASSET DISPOSITIONS - Continued

Net gains on sale and impairments of discontinued operations, net of minority interest, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gains on disposition of depreciable properties	$313	$1,340	$2,207	$17,064
Impairments on disposition of depreciable properties	—	(697)	—	(697)
Allocable minority interest	(28)	(62)	(164)	(1,644)

Total	$285	$581	$2,043	$14,723

See Note 10 for information on discontinued operations and impairment of long-lived assets.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
Secured mortgage loans	$708,839		$721,116
Unsecured loans	758,000		750,500

Total	$1,466,839	(1)	$1,471,616

(1)	Amount includes $38.5 million from the consolidation of Markel, as described in Note 1.

As of June 30, 2006, the Company’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

Refinancings and Preferred Stock Redemptions in 2005 and 2006

During 2005 through the second quarter of 2006, the Company paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. The Company incurred a $0.5 million loss on debt extinguishments in 2005 in connection with these loan pay-downs. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. The Company also used some of the proceeds from its disposition activity to redeem, in August 2005 and February 2006, all of the Company’s outstanding Series D Preferred Shares and 3,200,000 of its outstanding Series B Preferred Shares, aggregating $180.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

On May 1, 2006, the Company obtained a new $350 million, three-year unsecured revolving credit facility from Bank of America, N.A. The Company used $273 million of proceeds from the new revolving credit facility, together with available cash, to pay off the remaining outstanding balance of $178 million under its previous revolving credit facility and a $100 million bank term loan, both of which were terminated. Loss on debt extinguishments of approximately $0.5 million was recorded in the second quarter of 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

On August 8, 2006, the Company’s revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. The Company’s revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Company has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility has up to $162.7 million of additional availability as of August 30, 2006 (excluding the $50 million expansion option).

As of the date of this filing, the Operating Partnership has not yet satisfied the requirement under the indenture governing its outstanding notes to file timely Securities and Exchange Commission (“SEC”) reports, but expects to do so as soon as practicable. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. If the Operating Partnership failed to file its delinquent SEC reports prior to expiration of the 60-day cure period after receipt of any such default notice, the lender under the Company’s revolving credit facility would also have the ability to accelerate amounts outstanding under the revolving credit facility. To date, neither the trustee nor any holder has sent the Company any such default notice. The Operating Partnership is in compliance with all other covenants under the indenture and is current on all payments required thereunder.

Financing Obligations

The Company’s financing obligations consisted of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
SF-HIW Harborview, LP financing obligation	$15,683	$14,983
Tax increment financing obligation (1)	19,171	19,171
Capitalized ground lease obligation (2)	1,148	—

Total	$36,002	$34,154

(1)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Company in 2000, the Company is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Company also receives special tax revenues and property tax rebates, which are intended, but not guaranteed, to provide funds to pay the special assessments.
(2)	Represents a capitalized lease obligation to the lessor of land on which the Company is constructing a new building. The Company is obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. The Company intends to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.11% and included in financing obligations on the Condensed Consolidated Balance Sheet. The liability accretes each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes information about stock option activity during the six months ended June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2005	5,153,648	24.23
Options granted	241,151	32.37
Options forfeited	(18,262)	27.16
Options cancelled	(32,057)	25.73
Options exercised	—	—

Balances at June 30, 2006	5,344,480	$24.58

Cash received from options exercised was $2.0 million for the six months ended June 30, 2005. There were no options exercised for the six months ended June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2005 was $1.0 million. The total intrinsic value of options outstanding at June 30, 2006 was $62.0 million.

The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises.

The portion of stock option expense recorded at June 30, 2006 related to unvested awards granted prior to January 1, 2003 was immaterial.

The following tables set forth additional information about stock options outstanding and exercisable at June 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price of Stock Options	Number Outstanding (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$10.00 to $15.00	105	3.4	$11.63	105	3.4	$11.63
$15.01 to $20.00	39	3.7	$18.38	39	3.7	$18.38
$20.01 to $25.00	2,585	4.0	$22.30	2,468	4.2	$22.36
$25.01 to $30.00	2,255	5.4	$26.66	1,529	5.2	$26.86
$30.01 to $35.00	360	4.8	$32.36	125	1.3	$32.35

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)
June 30, 2005	3,734,803	$23.80	$22,259
June 30, 2006	4,266,398	$23.97	$52,099

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION - Continued

Restricted Stock Grants

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its directors, officers and other employees. Restricted stock issued prior to 2005 generally vests 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued in 2006 will vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% at the end of the first, second, third and fourth anniversary dates, respectively. The value of grants of time-based restricted stock is based on the market value of the Company’s Common Stock as of the date of grant.

During 2005 and 2006, the Company also issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 grants also contain a provision allowing for partial vesting if the annual return in any given year exceeds 9%. The fair values of each such share of total return-based restricted stock were determined by an outside consultant to be approximately 76% and 87% of the market value of a share of Common Stock as of the grant dates for the 2005 and 2006 grants, respectively. The total grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

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

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. The Company will also accrue and record expense for such additional shares during the three-year periods to the extent issuance of the additional shares is expected based on current and projected actual performance.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION - Continued

The following table summarizes activity in the six months ended June 30, 2006 for all time-based restricted stock grants:

	Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at January 1, 2006	268,409	$24.79
Number of restricted shares awarded and issued	58,532	32.40
Number of restricted grants awarded, but shares not yet issued	13,590	32.66
Restricted shares vested (1)	(58,583)	23.21
Restricted shares forfeited	(13,567)	25.25
Restricted shares surrendered for payment of withholding taxes upon vesting	(22,762)	23.69

Restricted shares outstanding at June 30, 2006	245,619	$27.49

(1)	The total fair value of restricted shares that vested during each of the six months ended June 30, 2006 and 2005 was $1.9 million.

The following table summarizes activity in the six months ended June 30, 2006 for all performance-based and total return-based restricted stock grants:

	Six Months Ended June 30, 2006
	Number of Shares	Weighted Average Issuance Price
Restricted shares outstanding at January 1, 2006	62,576	$26.82
Number of restricted shares awarded and issued	52,154	32.66
Restricted shares vested	—	—
Restricted shares forfeited	(4,546)	28.19
Restricted shares surrendered for payment of withholding taxes upon vesting	—	—

Restricted shares outstanding at June 30, 2006	110,184	$29.53

During the six months ended June 30, 2006 and 2005, the Company recognized approximately $2.0 million and $1.4 million, respectively, of stock-based compensation expense related to the stock option plan, the restricted stock plans and the retirement plan. As of June 30, 2006 and 2005, there was $6.1 million and $5.9 million, respectively, of total unrecognized stock-based compensation costs related to these plans, which will be recognized over a weighted average remaining contractual term of 3.1 years and 2.6 years, respectively.

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual bonus earned during the year of retirement. Stock options and time-based restricted stock granted to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the six months ended June 30, 2006. Grants made prior to 2006 are unaffected.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION - Continued

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual bonus (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $0.6 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $0.4 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively.

7. RELATED PARTY TRANSACTIONS

As more fully described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K, the Company purchased land in 2005 from GAPI, Inc., an entity owned by a current director, and also sold certain buildings in 2005 to a director who subsequently retired from the Board of Directors on December 31, 2005.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at June 30, 2006 and December 31, 2005 was $1.9 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 9). The Company expects that the portion of the cumulative loss recorded in AOCL at June 30, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

The land purchase agreement with GAPI, Inc. described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K included an embedded derivative feature due to the price for the land parcels being determined by the fair value of Common Units, which was accounted for in accordance with SFAS No. 133.

9. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$6,273	$11,434	$20,419	$32,588
Other comprehensive income:
Unrealized derivative gains/(losses) on cash-flow hedges	—	(65)	—	(101)
Amortization of hedging gains and losses included in other comprehensive income	177	175	354	351

Total other comprehensive income	177	110	354	250

Total comprehensive income	$6,450	$11,544	$20,773	$32,838

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 6.6 million square feet of office and industrial properties and 45 apartment units sold during 2005 and the first six months of 2006 and 0.07 million square feet of property held for sale at June 30, 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and other revenues	$47	$13,693	$1,434	$29,369
Operating expenses:
Rental property and other expenses	130	6,091	745	12,527
Depreciation and amortization	32	4,286	145	9,930
General and administrative	—	480	—	551

Total operating expenses	162	10,857	890	23,008
Interest expense	—	302	—	605
Other income	5	28	12	74

Income before minority interest in the Operating Partnership and net gains on sale and impairment of discontinued operations	(110)	2,562	556	5,830
Minority interest in discontinued operations	10	(249)	(52)	(577)

Income from discontinued operations, net of minority interest in the Operating Partnership	(100)	2,313	504	5,253

Net gains on sale and impairment of discontinued operations	313	643	2,207	16,367
Minority interest in discontinued operations	(28)	(62)	(164)	(1,644)

Net gains on sale and impairment of discontinued operations, net of minority interest in the Operating Partnership	285	581	2,043	14,723

Total discontinued operations	$185	$2,894	$2,547	$19,976

The net book value of property classified as discontinued operations that was sold during 2005 and the six months ended June 30, 2006 and was held for sale at June 30, 2006 aggregated $448.7 million.

Certain other assets were sold during 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the Company’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment losses related to assets sold or held for sale were recognized in the Consolidated Statements of Income for the six months ended June 30, 2006. During the six months ended June 30, 2005, the Company recorded impairment losses of $0.7 million related to three properties sold.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $3.2 million was recorded in the six months ended June 30, 2005. No indicators of impairment existed for assets classified as held for use for the six months ended June 30, 2006.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Land	$1,117	$26,371
Land held for development	5,662	10,058
Buildings and tenant improvements	4,034	145,362
Accumulated depreciation	(1,234)	(34,122)

Net real estate assets	9,579	147,669
Deferred leasing costs, net	55	2,134
Accrued straight line rents receivable	167	2,205
Prepaid expenses and other	65	28

Total assets	$9,866	$152,036

Tenant security deposits, deferred rents and accrued costs (1)	$984	$1,047

Mortgages payable (2)	$—	$1,873

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic income/(loss) per share:
Numerator:
Income from continuing operations	$6,088	$8,540	$17,872	$12,612
Preferred Stock dividends	(4,113)	(7,713)	(8,837)	(15,426)
Excess of Preferred Stock redemption costs over carrying value	—	—	(1,803)	—

Income/(loss) from continuing operations attributable to common stockholders	1,975	827	7,232	(2,814)
Income from discontinued operations	185	2,894	2,547	19,976

Net income attributable to common stockholders	$2,160	$3,721	$9,779	$17,162

Denominator:
Denominator for basic earnings per share – weighted average shares	53,879	53,736	53,871	53,690

Basic earnings per share:
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.05)
Income from discontinued operations	—	0.05	0.05	0.37

Net income	$0.04	$0.07	$0.18	$0.32

Diluted income/(loss) per share:
Numerator:
Income from continuing operations	$6,088	$8,540	$17,872	$12,612
Preferred Stock dividends	(4,113)	(7,713)	(8,837)	(15,426)
Excess of Preferred Stock redemption costs over carrying value	—	—	(1,803)	—
Minority interest in the Operating Partnership	192	96	718	—

Income/(loss) from continuing operations attributable to common stockholders	2,167	923	7,950	(2,814)

Income from discontinued operations	185	2,894	2,547	19,976
Minority interest in discontinued operations	18	311	216	—

Income from discontinued operations	203	3,205	2,763	19,976

Net income attributable to common stockholders	$2,370	$4,128	$10,713	$17,162

Denominator:
Denominator for basic earnings per share – weighted average shares	53,879	53,736	53,871	53,690
Add:
Employee stock options	1,144	667	1,169	—
Common Units	5,251	5,750	5,336	—
Unvested restricted stock	113	198	94	—

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	60,387	60,351	60,470	53,690

Diluted earnings per share (1):
Income/(loss) from continuing operations	$0.04	$0.02	$0.13	$(0.05)
Income from discontinued operations	—	0.05	0.05	0.37

Net income	$0.04	$0.07	$0.18	$0.32

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred dividends and Preferred Stock redemption charge, is the controlling number in determining whether potential common shares are dilutive or antidilutive. Because such potential common shares would be antidilutive to loss from continuing operations allocable to common stockholders, diluted earnings per share is the same as basic earnings per share for the six months ended June 30, 2005. Potential common shares include stock options, warrants, shares issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 6.6 million shares in the six months ended June 30, 2005. In addition, potential common shares that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were approximately 1.1 million shares and 1.0 million shares for the three months ended June 30, 2006 and 2005, respectively, and 1.0 million shares and 1.6 million shares for the six months ended June 30, 2006 and 2005, respectively.

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

For four properties, the Company has the option to purchase the leased land during the lease term, three options at the greater of 85.0% of appraised value or approximately $30,000 per acre, and one option at an initial stated purchase price of $1.0 million, which increases 2% per year beginning in year five through the ninety-ninth year of the lease.

As of June 30, 2006, the Company’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2006	$520
2007	1,048
2008	1,064
2009	1,105
2010	1,123
Thereafter	46,256

$51,116

Capital Expenditures

The Company incurs capital expenditures to lease space to its customers, maintain the quality of its existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, the Company’s expected future capital expenditures for started and/or committed new development projects as of August 23, 2006 are approximately $256 million, which includes several projects started or committed after December 31, 2005. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES - Continued

Joint Ventures

Most of the Company’s joint venture agreements with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either the Company or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of June 30, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Debt	$—	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$6,262	11/2007
Industrial (3),(10)	Rent (4)	$239	12/2006
Industrial Environmental (3),(10)	Rent and environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$798	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$468	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$416	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at June 30, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Company also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements was $0.5 million as of June 30, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could have been required to make under the guarantees was $19.2 million at June 30, 2006. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at June 30, 2006 averaged approximately 3.6%, and mature in 2015. A guarantee of $5.4 million will expire upon an industrial building becoming 95.0% leased or when the related loan matures. As of June 30, 2006, this building was 94.9% leased. The remaining $5.2 million in guarantees relate to loans that were refinanced by the Des Moines joint ventures on July 31, 2006 with a new non-recourse loan. As a result, the guarantees totaling $5.2 million were eliminated. If the joint ventures are unable to repay the outstanding balances under the loans that remain outstanding, the Company will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans.
(7)	In connection with the RRHWoods, LLC joint venture, the Company renewed its guarantee of $6.2 million to a bank in July 2003. The bank provides a letter of credit securing industrial revenue bonds, which mature in 2015. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions in order to recover from the joint venture’s assets and the other partner for amounts paid in excess of the Company’s proportionate share. The property collateralizing the bonds is 78% leased and currently generates sufficient cash flow to cover the debt service required by the bond financing. As a result, no liability has been recorded in the Company’s Consolidated Balance Sheet.

Effective August 1, 2006, RRHWoods, LLC replaced its guarantee of $6.2 million described above with a $3.1 million guarantee and master lease agreement in favor of a new bank that will provide a replacement of the $6.2 million letter of credit. The term of the letter of credit and corresponding master lease is four years. The agreement requires the Company to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letters of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Company could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. The Company estimates the required FIN 45 liability resulting from this master lease to approximate $1.0 million with an estimated maximum potential exposure of $3.0 million.

(8)	On December 9, 2004, the Plaza Colonnade, LLC joint venture refinanced its construction loan with a $50 million non-recourse permanent loan, thereby releasing the Company from its former guarantees of a construction loan agreement and a construction completion agreement, which arose from the formation of the joint venture to construct an office building. The $50 million mortgage bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Company’s maximum exposure under this master lease was $1.5 million at June 30, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of June 30, 2006 was $6.3 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is being recognized beginning in the third quarter of 2005 as the maximum exposure under the guarantees is reduced.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Company agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of June 30, 2006, $0.2 million remains deferred, which represents the Company’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50% and converting the “net” lease to a “full service” lease with the tenant liable for 50% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of June 30, 2006, the Company has recorded approximately $0.8 million in other liabilities and $0.8 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee as of June 30, 2006 is $1.0 million. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(12)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of June 30, 2006, no master lease payments were necessary. The Company currently has recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Condensed Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $3.2 million as of June 30, 2006. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would recover the $0.8 million from other joint venture assets.
(13)	In connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Company’s maximum potential amount of future payments with regard to the guarantee is $0.5 million as of June 30, 2006. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Company has paid approximately $0.2 million in the first six months of 2006 and $0.4 million in the first six months of 2005 under this guarantee, and approximately $0.4 million is estimated to remain under the guarantee at June 30, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. Commitments and Contingencies - Continued

(14)	In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $2.9 million to a bank in August 2005, effective November 2005. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded approximately $60,000 in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at June 30, 2006.

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

In June and August 2006, the Company received assessments for state excise taxes and related interest amounting to approximately $5.1 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which the Company estimates could aggregate an additional approximate $0.8 million. The Company believes that it is not subject to such taxes and intends to vigorously dispute the assessment. Based on advice of counsel, the Company currently believes that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in the Company’s financial statements.

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

All operations are within the United States and, at June 30, 2006, no tenant of the Wholly Owned Properties comprised more than 6.9% of the Company’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental and Other Revenues (1):
Office segment	$87,441	$83,482	$172,820	$167,651
Industrial segment	7,419	6,971	14,785	14,321
Retail segment	10,642	10,507	21,696	20,691
Apartment segment	301	278	576	545

Total Rental and Other Revenues	$105,803	$101,238	$209,877	$203,208

Net Operating Income (1):
Office segment	$54,998	$54,125	$108,829	$108,726
Industrial segment	5,650	5,304	11,344	10,768
Retail segment	7,084	7,486	14,367	14,433
Apartment segment	133	142	273	241

Total Net Operating Income	67,865	67,057	134,813	134,168
Reconciliation to (loss)/income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,596)	(27,850)	(58,233)	(57,464)
Interest expense	(26,318)	(26,928)	(51,917)	(54,739)
Impairment of assets held for use	—	(600)	—	(3,172)
General and administrative expense	(9,060)	(7,988)	(17,752)	(16,346)
Interest and other income	1,162	1,402	3,150	3,339
Loss on debt extinguishment	(467)	(103)	(467)	(130)

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$3,586	$4,990	$9,594	$5,656

	June 30, 2006	December 31, 2005
Total Assets (2):
Office segment	$2,218,559	$2,245,595
Industrial segment	205,904	226,199
Retail segment	264,867	259,544
Apartment segment	12,275	21,121
Corporate and other	122,956	156,519

Total Assets	$2,824,561	$2,908,978

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of June 30, 2006, we owned or had an interest in 418 in-service office, industrial and retail properties, encompassing 35.1 million square feet and 96 apartment units. As of that date, we also wholly owned 830 acres of development land, of which 423 acres are considered core holdings. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

Results of Operations

Although we operate in the industrial, retail and apartment segments, our operating results depend heavily on our office segment. Furthermore, since more than a majority of our office properties are located in Florida, Georgia and North Carolina, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results. Accordingly, most of the analysis and comments below focus on our office segment properties.

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

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include variable expenses, such as common area maintenance and utilities, and relatively fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower when our average occupancy declines. Fixed expenses remain relatively constant regardless of average occupancy. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis over fixed lives. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate and division overhead and long-term incentive compensation. Interest expense depends primarily upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

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

Liquidity and Capital Resources

We incur capital expenditures to lease space to our customers and to maintain the quality of our properties to successfully compete against other properties. Tenant improvements are the costs required to customize the space for the specific needs of the customer. Lease commissions are costs incurred to find the customer for the space. Lease incentives are costs paid to or on behalf of tenants to induce them to enter into leases and that do not relate to customizing the space for the tenant’s specific needs. Building improvements are recurring capital costs not related to a customer to maintain the buildings. As leases expire, we either attempt to relet the space to an existing customer or attract a new customer to occupy the space. Generally, customer renewals require lower leasing capital expenditures than reletting to new customers. However, market conditions such as supply of available space in the market, as well as demand for space, drive not only customer rental rates but also tenant improvement costs. Leasing capital expenditures are amortized over the initial term of the lease and building improvements are depreciated over the appropriate useful life of the assets acquired. Both are included in depreciation and amortization in results of operations.

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

To generate additional capital to fund our growth and other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property, we may sell or contribute some of our properties to joint ventures. When we create a joint venture with a strategic partner, we usually contribute one or more properties and/or vacant land to a newly formed entity in which we retain an equal or less than a majority interest. In exchange for our interest in the joint venture, we generally receive cash from the partner and retain some or all of the management income relating to the properties in the joint venture. The joint venture itself will frequently borrow money on its own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint venture or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary exceptions to non-recourse liability in non-recourse loans.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2005 and the first six months of 2006 or were held for sale at June 30, 2006. Accordingly, any properties sold during 2005 and the first six months of 2006 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended June 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30,		$ Change	% of Change
	2006	2005
Rental and other revenues	$105.8	$101.2	$4.6	4.5%
Operating expenses:
Rental property and other expenses	37.9	34.2	3.7	10.8
Depreciation and amortization	29.6	27.8	1.8	6.5
Impairment of assets held for use	—	0.6	(0.6)	(100.0)
General and administrative	9.1	8.0	1.1	13.8

Total operating expenses	76.6	70.6	6.0	8.5

Interest expense:
Contractual	24.3	24.7	(0.4)	(1.6)
Amortization of deferred financing costs	0.6	0.8	(0.2)	(25.0)
Financing obligations	1.4	1.4	—	—

	26.3	26.9	(0.6)	(2.2)
Other income/(expense):
Interest and other income	1.2	1.4	(0.2)	(14.3)
Loss on debt extinguishments	(0.5)	(0.1)	(0.4)	400.0

	0.7	1.3	(0.6)	(46.2)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	3.6	5.0	(1.4)	(28.0)

Gains on disposition of property, net	1.0	1.3	(0.3)	(23.1)
Minority interest	(0.4)	(0.1)	(0.3)	300.0
Equity in earnings of unconsolidated affiliates	1.9	2.3	(0.4)	(17.4)

Income from continuing operations	6.1	8.5	(2.4)	(28.2)
Discontinued operations:
(Loss)/income from discontinued operations, net of minority interest	(0.1)	2.3	(2.4)	(104.3)
Net gains on sale and impairments of discontinued operations, net of minority interest	0.3	0.6	(0.3)	(50.0)

	0.2	2.9	(2.7)	(93.1)

Net income	6.3	11.4	(5.1)	(44.7)
Dividends on Preferred Stock	(4.1)	(7.7)	3.6	(46.8)
Excess of Preferred Stock redemption cost over carrying value	—	—	—	—

Net income available for common stockholders	$2.2	$3.7	$(1.5)	(40.5)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a $1.2 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations, including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.7 million in the second quarter of 2006 compared to the second quarter of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the first half of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations, including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Rental revenues less rental and other operating expenses increased in 2006 compared to 2005. However, although the Company recovers a portion of operating costs from its tenants, which recoveries are included in rental revenues, operating costs in 2006 increased proportionately more than revenues increased, resulting in a reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2005.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations, including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

In 2005, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.6 million was recorded in the quarter ended June 30, 2005. There were no similar impairments on assets held for use during the three months ended June 30, 2006.

The $1.1 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs, higher phantom stock costs related to deferred compensation, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and other costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.55 billion in the three months ended June 30, 2005 to $1.45 billion in the three months ended June 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the three months ended June 30, 2005 to 7.0% in the three months ended June 30, 2006. The increase in capitalized interest in 2006 from 2005 was nominal.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $0.2 million from 2005 to 2006.

Interest from financing obligations decreased from the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation, which was offset by higher financing obligations in 2006 related to the SF-HIW Harborview LP.

Loss on Debt Extinguishment

The increase in loss on debt extinguishment was a result of obtaining the new revolving credit facility in May 2006 as discussed above, whereby the remaining deferred financing costs of approximately $0.5 related to the old revolving credit facility were charged to expense in 2006.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $1.0 million in the three months ended June 30, 2006 compared to $1.3 million for the three months ended June 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in continuing operations, after Preferred Unit distributions, was $(0.4) million (expense) for the three months ended June 30, 2006 and $(0.1) million (expense) for the three months ended June 30, 2005; the increase in expense was primarily due to (1) a corresponding increase in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions, and (2) the minority interest expense from the Markel joint venture.

Equity in earnings of unconsolidated affiliates decreased from 2005. The decrease was primarily a result of the change in accounting for the Markel joint venture from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. This joint venture contributed $0.2 million to equity in earnings of unconsolidated affiliates during the second quarter of 2005.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.2 million and $2.9 million, net of minority interest, as discontinued operations for the three months ended June 30, 2006 and 2005, respectively. These amounts relate to 6.6 million square feet of office and industrial property and 45 apartment units sold during 2005 and the second quarter of 2006 and 0.1 million square feet of property held for sale at June 30, 2006. These amounts include net gains on the sale of these properties of $0.3 million and $0.6 million, net of minority interest, in the three months ended June 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the three months ended June 30, 2006 of $6.3 million, compared to $11.4 million in the three months ended June 30, 2005, resulting from the various factors described above.

Preferred Dividends

Preferred dividends decreased $3.6 million due to redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively.

Net Income Available for Common Stockholders

We recorded net income available for common stockholders in the three months ended June 30, 2006 of $2.2 million, compared to $3.7 million in the three months ended June 30, 2005; this decrease is the net result of the various factors described above.

Six Months Ended June 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the six months ended June 30, 2006 and 2005 (in millions):

	Six Months Ended June 30,		$ Change	% of Change
	2006	2005
Rental and other revenues	$209.9	$203.2	$6.7	3.3%
Operating expenses:
Rental property and other expenses	75.1	69.0	6.1	8.8
Depreciation and amortization	58.2	57.5	0.7	1.2
Impairment of assets held for use	—	3.2	(3.2)	(100.0)
General and administrative	17.8	16.3	1.5	9.2

Total operating expenses	151.1	146.0	5.1	3.5

Interest expense:
Contractual	48.3	50.0	(1.7)	(3.4)
Amortization of deferred financing costs	1.3	1.7	(0.4)	(23.5)
Financing obligations	2.3	3.0	(0.7)	(23.3)

	51.9	54.7	(2.8)	(5.1)
Other income/(expense):
Interest and other income	3.2	3.3	(0.1)	(3.0)
Loss on debt extinguishments	(0.5)	(0.1)	(0.4)	400.0

	2.7	3.2	(0.5)	(15.6)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	9.6	5.7	3.9	68.4

Gains on disposition of property, net	5.3	1.7	3.6	211.8
Minority interest	(1.0)	0.3	(1.3)	(433.3)
Equity in earnings of unconsolidated affiliates	4.0	4.9	(0.9)	(18.4)

Income from continuing operations	17.9	12.6	5.3	42.1
Discontinued operations:
Income from discontinued operations, net of minority interest	0.5	5.3	(4.8)	(90.6)
Net gains on sale and impairments of discontinued operations, net of minority interest	2.0	14.7	(12.7)	(86.4)

	2.5	20.0	(17.5)	(87.5)

Net income	20.4	32.6	(12.2)	(37.4)
Dividends on Preferred Stock	(8.8)	(15.4)	6.6	(42.9)
Excess of Preferred Stock redemption cost over carrying value	(1.8)	—	(1.8)	(100.0)

Net income available for common stockholders	$9.8	$17.2	$(7.4)	(43.0)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a $2.8 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations, including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $6.1 million in the first six months of 2006 compared to the first six months of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations, including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Rental revenues less rental and other operating expenses increased in 2006 compared to 2005. However, although the Company recovers a portion of operating costs from its tenants, which recoveries are included in rental revenues, operating costs in 2006 increased proportionately more than revenues increased, resulting in a reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2005.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the first six months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations, including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

One land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the quarter ended March 31, 2005 and a further impairment of $0.6 million was recorded in the quarter ended June 30, 2005. There were no similar impairments on assets held for use during the six months ended June 30, 2006.

The $1.5 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs, higher phantom stock costs related to deferred compensation, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.56 billion in the six months ended June 30, 2005 to $1.44 billion in the six months ended June 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the six months ended June 30, 2005 to 6.9% in the six months ended June 30, 2006. In addition, capitalized interest in 2006 was approximately $0.2 million higher compared to 2005 due to increased development activity and higher average construction and development costs.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $0.4 million from 2005 to 2006.

The decrease in interest from financing obligations was primarily a result of the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation. Partly offsetting this decrease was an increase in 2006 related to the SF-HIW Harborview LP.

Loss on Debt Extinguishment

The increase in loss on debt extinguishment was a result of obtaining the new revolving credit facility in May 2006 as discussed above, whereby the remaining deferred financing costs of approximately $0.5 related to the old revolving credit facility were charged to expense in 2006.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $5.3 million in the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest in the continuing operations, after Preferred Unit distributions, was $(1.0) million (expense) for the six months ended June 30, 2006 and $0.3 million of income for the six months ended June 30, 2005. The change was primarily due to (1) a corresponding increase in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions in 2006 versus a loss in 2005, and (2) the minority interest expense from the Markel joint venture.

Equity in earnings of unconsolidated affiliates decreased from 2005. The Markel joint venture contributed $0.4 million to equity in earnings of unconsolidated affiliates during the first six months of 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. In addition, the Plaza Colonnade LLC joint venture provided an additional $0.5 million in earnings during 2005 due to the application of FAS 67 and the related adjustments for capitalized interest.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $2.5 million and $20.0 million, net of minority interest, as discontinued operations for the six months ended June 30, 2006 and 2005, respectively. These amounts relate to 6.6 million square feet of office and industrial property and 45 apartment units sold during 2005 and the first six months of 2006 and 0.1 million square feet of property held for sale at June 30, 2006. These amounts include net gains on the sale of these properties of $2.0 million and $14.7 million, net of minority interest, in the six months ended June 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the six months ended June 30, 2006 of $20.4 million, compared to $32.6 million in the six months ended June 30, 2005, resulting from the various factors described above.

Preferred Dividends

Preferred dividends decreased $6.6 million due to redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively. The excess of redemption cost over carrying value of $1.8 million in 2006 relates to the $50 million Preferred Stock redemption in the first quarter of 2006.

Net Income Available for Common Stockholders

We recorded net income available for common stockholders in the six months ended June 30, 2006 of $9.8 million, compared to $17.2 million in the six months ended June 30, 2005; this decrease is the net result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2006 as compared to the first six months of 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005	Change
Cash Provided By Operating Activities	$73,045	$81,533	$(8,488)
Cash Provided By Investing Activities	96,084	22,130	73,954
Cash Used In Financing Activities	(165,413)	(83,935)	(81,478)

Total Cash Flows	$3,716	$19,728	$(16,012)

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

The decrease of $8.5 million in cash provided by operating activities in the first six months of 2006 compared to the first six months of 2005 was primarily the result of lower cash flows from net income adjusted for changes in depreciation and gains and impairments, partially offset by a $4.4 million increase from net changes in operating assets and liabilities.

The increase of $74.0 million in cash provided by investing activities in the first six months of 2006 compared to the first six months of 2005 was primarily a result of a $54.0 million increase in proceeds from dispositions of real estate assets, a $7.6 million decrease in additions to real estate assets and deferred leasing costs and an increase of $11.8 million in other investing activities, which resulted from a collateral substitution on a certain secured note, whereby the lender returned to us approximately $11.8 million in restricted cash and substituted certain properties as collateral.

The increase of $81.5 million in cash used in financing activities in the first six months of 2006 was primarily a result of $50.0 million used to redeem Preferred Stock in the first quarter of 2006, a net $123.8 million reduction in secured mortgage debt and a $3.0 million increase in additions to deferred financing costs. These increases were partly offset by a decrease of $6.6 million in preferred dividend payments in connection with the Preferred Stock redemption and a net increase of $92.5 million in the revolving credit facility during the first six months of 2006.

In 2006, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At June 30, 2006, we had 69,407 rentable square feet of properties and 34.4 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $9.9 million.

Capitalization

The following table sets forth our capitalization as of June 30, 2006 and December 31, 2005 (in thousands, except per share amounts):

	June 30, 2006	December 31, 2005
Mortgages and notes payable, at recorded book value	$1,466,839	$1,471,616
Financing obligations	$36,002	$34,154
Preferred Stock, at liquidation value	$197,445	$247,445

Common Stock and Common Units outstanding	59,365	59,479

Per share stock price at period end	$36.18	$28.45
Market value of Common Stock and Common Units	2,147,826	1,692,178

Total market capitalization with debt	$3,848,112	$3,445,393

Based on our total market capitalization of approximately $3.8 billion at June 30, 2006 (at the June 30, 2006 per share stock price of $36.18 and assuming the redemption for shares of Common Stock of the 5.23 million Common Units not owned by the Company), our mortgages and notes payable represented approximately 38.1% of our total market capitalization.

Mortgages and notes payable at June 30, 2006 consisted of $709 million of secured indebtedness with a weighted average interest rate of 6.9% and $758 million of unsecured indebtedness with a weighted average interest rate of 6.8%. As of June 30, 2006, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

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

Refinancings and Preferred Stock Redemptions in 2005 and First Quarter of 2006

During 2005 through the second quarter of 2006, we paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Shares and 3,200,000 of our outstanding Series B Preferred Shares, aggregating $180.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

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

On August 8, 2006, our revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. Our revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points.

Our revolving credit facility requires us to comply with customary operating covenants and various financial and operating ratios, which we believe are less stringent and more appropriately reflect our current and future business prospects than the requirements under our previous revolving credit facility. We expect to be in compliance with these provisions of our revolving credit facility for the foreseeable future. However, depending upon our future operating performance and property and financing transactions and general economic conditions, we cannot assure you that no circumstance will arise in the future that would render us unable to comply with any of these covenants.

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

We expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $162.7 million of availability as of August 30, 2006, excluding the $50 million expansion option) and under our existing $50 million secured revolving construction loan (all of which was available at August 30, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects as of August 23, 2006 are approximately $256 million. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Additionally, $110 million of 7.0% unsecured notes will mature in December 2006 and approximately $63 million of 8.2% secured debt will mature in February 2007. We expect to repay this debt with proceeds from pending or future disposition activity and the issuance of additional secured or unsecured debt. We also have a significant pool of unencumbered assets that could serve as collateral for additional secured debt. Although we expect to repay or refinance all of this outstanding debt on or prior to their respective maturity dates, no assurances can be given that we will be able to do so on favorable terms or at all.

Our long-term liquidity needs also include the funding of development commitments, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into and (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties. We may also from time to time retire some of our outstanding Preferred Stock through redemptions, open market acquisitions, in privately-negotiated acquisitions or a combination of the foregoing.

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

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the risks typically associated with owning all of the interests in a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an equal or less than majority interest. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements.

As of June 30, 2006, our unconsolidated joint ventures had $770.2 million of total assets and $573.7 million of total liabilities as reflected in their financial statements. At June 30, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.3%. During the six months ended June 30, 2006, these unconsolidated joint ventures earned $8.4 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $4.0 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of June 30, 2006, our unconsolidated joint ventures had $544.8 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of June 30, 2006 (in thousands):

Remainder of 2006	$3,194
2007	12,328
2008	14,308
2009	14,368
2010	11,109
Thereafter	173,985

$229,292

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

The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We currently have no outstanding interest rate hedge contracts.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies made by management in the six months ended June 30, 2006, except as set forth in Note 1 to the Condensed Consolidated Financial Statements in section “Impact of Newly Adopted and Issued Accounting Standards.” For a detailed description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2005 Annual Report on Form 10-K.

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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and which appropriately excludes the cost of capital improvements and related capitalized interest, is as follows:

•	Net income (loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus Operating Partnership minority interest;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales and minority interest related to discontinued operations.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

FFO and FFO per share for the three and six months ended June 30, 2006 and 2005 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$6,273		$11,434		$20,419		$32,588
Dividends to preferred stockholders	(4,113)		(7,713)		(8,837)		(15,426)
Excess of Preferred Stock redemption charge over carrying value	—		—		(1,803)		—

Net income applicable to common stockholders	2,160	$0.04	3,721	$0.07	9,779	$0.18	17,162	$0.32
Add/(Deduct):
Depreciation and amortization of real estate assets	28,854	0.48	27,157	0.45	56,655	0.94	56,083	0.93
(Gain) on disposition of depreciable real estate assets	(1,082)	(0.02)	(555)	(0.01)	(2,352)	(0.04)	(805)	(0.01)
Minority interest from the Operating Partnership in income/(loss) from operations	192	—	96	—	718	—	(266)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,678	0.05	2,625	0.04	5,353	0.09	5,268	0.08
Discontinued operations:
Depreciation and amortization of real estate assets	32	—	4,286	0.07	145	—	9,930	0.16
(Gain) on sale	(313)	(0.01)	(1,340)	(0.02)	(2,207)	(0.04)	(17,064)	(0.28)
Minority interest from the Operating Partnership in income from discontinued operations	18	—	311	—	216	—	2,221	—

Funds from operations	$32,539	$0.54	$36,301	$0.60	$68,307	$1.13	$72,529	$1.20

Weighted average shares outstanding (1)	60,387		60,351		60,470		60,284

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at June 30, 2006.

As of June 30, 2006, we had $1,156 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at June 30, 2006 was $1,187 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2006 would decrease by $45.4 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of June 30, 2006 would increase by $48.9 million.

As of June 30, 2006, we had $311 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended June 30, 2006, our interest expense would increase or decrease by approximately $3 million.

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

As of the date of this filing, we have developed and implemented or are in the process of developing and implementing remediation plans for the material weaknesses described above. The time and staff resources involved to prepare our SEC reports limited our remediation efforts during the first six months of 2006. During the second quarter of 2006, to remediate our material weakness regarding the use of and dependence upon manually prepared spreadsheets in accumulating and consolidating restatement adjustments recorded in connection with our historical financial statements, we began to record in our general ledger all of the restatement adjustments related to our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K (including ongoing effects of such adjustments to 2005 balances), which should reduce the likelihood of errors in our future consolidated financial statements by lessening our reliance upon such manually prepared spreadsheets in the financial statement close process. We expect to complete the remainder of this project before December 31, 2006.

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

We believe that there were no changes from the remediation efforts described above, or otherwise, that occurred during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since we have not yet completed all of our planned remediation activities nor our related evaluation of our internal control over financial reporting, no assurances can be given that the material weaknesses that existed in our internal control over financial reporting at December 31, 2005 were sufficiently remediated at June 30, 2006 or as of the date of this filing. Our management is working closely with the audit committee to monitor the ongoing remediation of these material weaknesses.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described above, since we have not yet completed all of our planned remediation activities and related evaluation, no assurances can be given that the material weaknesses that existed in our internal control over financial reporting at December 31, 2005 were sufficiently remediated at June 30, 2006 or as of the date of this filing. As a result, our CEO and CFO do not believe that that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 3, 2006, we held our annual meeting of stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter		For	Against	Broker Non-Vote	Abstain
(A)	Election of Directors
	Thomas W. Adler	44,433,603	—	—	582,008
	Gene H. Anderson	44,404,455	—	—	611,155
	Kay N. Callison	44,671,795	—	—	343,816
	Sherry A. Kellett	44,741,798	—	—	273,813
	L. Glenn Orr, Jr.	44,394,035	—	—	621,576
	O. Temple Sloan, Jr.	44,199,959	—	—	815,651
(B)	Ratify appointment of
	Deloitte & Touche LLP as our independent registered public accounting firm	44,954,504	43,092	—	18,012

As a result of the election of directors at the annual meeting, our board of directors now consists of the following persons:

Director	Term Expiring
Thomas W. Adler	2008
Gene H. Anderson	2009
Kay N. Callison	2008
Edward J. Fritsch	2007
Lawrence S. Kaplan	2007
Sherry A. Kellett	2008
L. Glenn Orr, Jr.	2009
O. Temple Sloan, Jr.	2009
F. William Vandiver, Jr.	2007

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement, dated as of May 1, 2006, by and among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lender named therein (filed as part of the Company’s Current Report on Form 8-K dated May 1, 2006)

10.2	First Amended and Restated Credit Agreement, dated as of August 8, 2006, by and among Highwoods Realty Limited Partnership, Highwoods Properties, Inc., the Subsidiaries named therein and the Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated August 8, 2006)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: September 5, 2006