Form 10-Q
period 2006-09-30
HIGHWOODS PROPERTIES INC
filed 2006-11-07
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The Company had 56,063,828 shares of common stock outstanding as of October 19, 2006.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$347,426	$341,509
Buildings and tenant improvements	2,567,469	2,510,968
Development in process	80,943	19,434
Land held for development	118,036	134,844
Furniture, fixtures and equipment	23,706	22,467

	3,137,580	3,029,222
Less – accumulated depreciation	(606,633)	(561,558)

Net real estate assets	2,530,947	2,467,664
Real estate and other assets, net, held for sale	46,952	187,770
Cash and cash equivalents	7,524	1,212
Restricted cash	2,138	16,223
Accounts receivable, net	21,759	24,201
Notes receivable, net	8,125	9,232
Accrued straight-line rents receivable, net	67,081	60,729
Investments in unconsolidated affiliates	61,795	69,247
Deferred financing and leasing costs, net	65,085	59,374
Prepaid expenses and other	16,300	13,326

Total Assets	$2,827,706	$2,908,978

Liabilities, Minority Interest and Stockholders’ Equity:
Mortgages and notes payable	$1,461,105	$1,471,616
Accounts payable, accrued expenses and other liabilities	141,718	127,455
Financing obligations	36,098	34,154

Total Liabilities	1,638,921	1,633,225
Minority interest	84,252	94,134
Stockholders’ Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares; 8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at September 30, 2006 and December 31, 2005	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 3,700,000 and 5,700,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	92,500	142,500
Common Stock, $.01 par value, 200,000,000 authorized shares; 55,635,448 and 54,028,507 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	556	540
Additional paid-in capital	1,442,759	1,419,683
Distributions in excess of net earnings	(534,546)	(479,901)
Deferred compensation – restricted stock and stock options	—	(3,936)
Accumulated other comprehensive loss	(1,681)	(2,212)

Total Stockholders’ Equity	1,104,533	1,181,619

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,827,706	$2,908,978

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental and other revenues	$106,291	$100,051	$313,933	$300,970
Operating expenses:
Rental property and other expenses	40,086	37,005	114,592	105,456
Depreciation and amortization	29,056	27,666	86,565	84,350
Impairment of assets held for use	2,600	4,415	2,600	7,587
General and administrative	8,546	7,513	26,298	23,859

Total operating expenses	80,288	76,599	230,055	221,252

Interest expense:
Contractual	23,809	24,239	71,855	74,032
Amortization of deferred financing costs	557	823	1,883	2,508
Financing obligations	850	1,073	3,190	4,118

	25,216	26,135	76,928	80,658

Other income/(expense):
Interest and other income	1,189	2,119	4,336	5,453
Loss on debt extinguishment	—	(323)	(467)	(453)

	1,189	1,796	3,869	5,000

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	1,976	(887)	10,819	4,060

Gains on disposition of property	2,977	9,693	8,295	11,479
Minority interest	(292)	63	(1,272)	398
Equity in earnings of unconsolidated affiliates	1,342	2,060	5,349	6,964

Income from continuing operations	6,003	10,929	23,191	22,901
Discontinued operations:
Income from discontinued operations, net of minority interest	311	1,800	1,499	7,693
Net gains and (impairments) on sales of discontinued operations, net of minority interest, including gain from related party transactions of $4,816 in the nine months ended September 30, 2005	2,595	10,142	4,638	24,865

	2,906	11,942	6,137	32,558

Net income	8,909	22,871	29,328	55,459
Dividends on Preferred Stock	(4,113)	(6,699)	(12,950)	(22,125)
Excess of Preferred Stock redemption cost over carrying value	—	(4,272)	(1,803)	(4,272)

Net income available for common stockholders	$4,796	$11,900	$14,575	$29,062

Net income per common share — basic:
Income/(loss) from continuing operations	$0.04	$—	$0.16	$(0.07)
Income from discontinued operations	0.05	0.22	0.11	0.61

Net income	$0.09	$0.22	$0.27	$0.54

Weighted average common shares outstanding — basic	54,470	53,768	54,069	53,725

Net income per common share — diluted:
Income/(loss) from continuing operations	$0.04	$—	$0.15	$(0.07)
Income from discontinued operations	0.05	0.22	0.11	0.61

Net income	$0.09	$0.22	$0.26	$0.54

Weighted average common shares outstanding - diluted	61,457	53,768	60,786	53,725

Dividends declared per common share	$0.425	$0.425	$1.275	$1.275

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2006

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions In Excess of Net Earnings	Total
Balance at December 31, 2005	54,028,507	$540	$104,945	$142,500	$1,419,683	$(3,936)	$(2,212)	$(479,901)	$1,181,619
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	—	—	—	—	(3,936)	3,936	—	—	—
Issuance of Common Stock, net	1,464,784	15	—	—	30,802	—	—	—	30,817
Conversion of warrants to shares	16,407	—	—	—	—	—	—	—	—
Common Stock dividends	—	—	—	—	—	—	—	(69,220)	(69,220)
Preferred Stock dividends	—	—	—	—	—	—	—	(12,950)	(12,950)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	(8,525)	—	—	—	(8,525)
Issuance of restricted stock, net	125,750	—	—	—	—	—	—	—	—
Redemption of Preferred Stock	—	—	—	(50,000)	1,803	—	—	(1,803)	(50,000)
Amortization of restricted stock and stock options	—	1	—	—	2,932	—	—	—	2,933
Other comprehensive income	—	—	—	—	—	—	531	—	531
Net income	—	—	—	—	—	—	—	29,328	29,328

Balance at September 30, 2006	55,635,448	$556	$104,945	$92,500	$1,442,759	$—	$(1,681)	$(534,546)	$1,104,533

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$29,328	$55,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,655	97,336
Amortization of lease incentives	623	706
Impairment of assets held for use	2,600	7,587
Amortization of stock-based compensation	2,933	1,860
Amortization of deferred financing costs	1,883	2,508
Amortization of accumulated other comprehensive loss	531	527
Loss on debt extinguishments	467	453
Net (gains) and impairments on disposition of property	(13,340)	(39,039)
Minority interest	1,828	3,129
Equity in earnings of unconsolidated affiliates	(5,349)	(6,964)
Change in financing obligations	896	235
Distributions of earnings from unconsolidated affiliates	5,458	6,431
Changes in operating assets and liabilities	(6,338)	(7,965)

Net cash provided by operating activities	109,175	122,263

Investing activities:
Additions to real estate assets and deferred leasing costs	(133,539)	(122,427)
Proceeds from disposition of real estate assets	186,894	342,946
Distributions of capital from unconsolidated affiliates	11,204	1,975
Net repayments in notes receivable	1,107	4,228
Contributions to unconsolidated affiliates	(100)	—
Cash assumed upon consolidation of unconsolidated affiliate	645	—
Other investing activities	12,478	108

Net cash provided by investing activities	78,689	226,830

Financing activities:
Dividends and distributions paid on Common Stock and Common Units	(75,916)	(76,216)
Redemption of Preferred Stock	(50,000)	(130,000)
Dividends paid on Preferred Stock	(12,950)	(22,125)
Distributions of earnings to minority partner in consolidated affiliate	(420)	—
Net proceeds from the sale of Common Stock	28,203	1,645
Repurchase of Common Units	(15,369)	(10,082)
Borrowings on revolving credit facilities	498,500	109,000
Repayments of revolving credit facilities	(392,500)	(121,000)
Borrowings on mortgages and notes payable	—	28,281
Repayments of mortgages and notes payable	(157,247)	(151,793)
Additions to deferred financing costs and other financing activities	(3,853)	(384)
Payments on debt extinguishments	—	(255)

Net cash used in financing activities	(181,552)	(372,929)

Net increase/(decrease) in cash and cash equivalents	6,312	(23,836)
Cash and cash equivalents at beginning of the period	1,212	24,482

Cash and cash equivalents at end of the period	$7,524	$646

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,283 and $2,862 for 2006 and 2005, respectively)	$69,810	$73,174

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Condensed Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Nine Months Ended September 30,
	2006	2005
Assets:
Net real estate assets	$44,512	$(23,985)
Restricted cash	(1,865)	—
Accounts receivable	102	10
Accrued straight-line rents receivable	962	(434)
Investments in unconsolidated affiliates	(1,938)	1,553
Deferred financing and leasing costs, net	287	(61)
Prepaid and other	—	(268)

	$42,060	$(23,185)

Liabilities:
Mortgages and notes payable	40,736	4,019
Accounts payable accrued expenses and other liabilities	(1,652)	9,777
Financing obligation	1,048	(30,218)

	$40,132	$(16,422)

Minority Interest and Stockholders’ Equity	$1,928	$(6,763)

See accompanying notes to condensed consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the “Company”), is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. As of September 30, 2006, the Company’s wholly owned assets included: 344 in-service office, industrial and retail properties; 96 apartment units; 798 acres of undeveloped land suitable for future development, of which 394 acres are considered core holdings; and an additional 15 properties under development.

The Company conducts substantially all of its activities through, and substantially all of its interests in the properties are held directly or indirectly by, Highwoods Realty Limited Partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 91.7% of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company’s common stock, $.01 par value (the “Common Stock”), or, at the Company’s option, one share of Common Stock. During the nine months ended September 30, 2006, the Company redeemed 436,038 Common Units from limited partners for approximately $15.4 million in cash. During the nine months ended September 30, 2006, as required by the terms of the partnership agreement of the Operating Partnership, the Operating Partnership issued approximately 1.5 million additional Common Units to the Company simultaneously upon the Company’s issuance of a like number of shares of Common Stock in connection with restricted stock awards, purchases under the Company’s employee stock purchase plan and the exercise of stock options and warrants. As a result of the foregoing, the percentage of Common Units owned by the Company increased to 91.7% at September 30, 2006 from 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s preferred stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Condensed Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Note 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Condensed Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statements of Income for the three and nine months ended September 30, 2005 were revised from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in the first nine months of 2006 which qualified for discontinued operations.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal or state income taxes on its net income that it distributes to stockholders. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Company conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Company records provisions for such taxes, to the extent required, based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Through September 30, 2006, the taxable REIT subsidiary has not paid income taxes and has cumulative net taxable losses of approximately $3.1 million. Because the future tax benefit of the cumulative losses is not assured, the approximate $1.2 million related deferred tax asset has been fully reserved as management does not believe that it is more likely than not that the deferred tax asset will be recognized and no tax benefit has been recognized in the accompanying financial statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods if the taxable REIT subsidiary generates sufficient taxable income.

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

Minority Interest

Minority interest in the accompanying Condensed Consolidated Financial Statements relates primarily to the Common Units in the Operating Partnership and, beginning January 1, 2006 as described below, to the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), that are owned by various individuals and entities other than the Company. As of September 30, 2006, the minority interest in the Operating Partnership consisted of 5.0 million Common Units. Minority interest in the net income/(loss) of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income/(loss) after deducting distributions on Preferred Units. The result is the amount of minority interest expense or income recorded for the period. In addition, when a Common Unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid-in capital.

In addition, minority interest at September 30, 2006 in the accompanying Condensed Consolidated Balance Sheet includes $2.3 million related to the consolidation of Markel as a result of the Company’s adoption of EITF Issue No. 04-5, as described below in “Impact of Newly Adopted and Issued Financial Standards.”

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Minority interest in net income is reflected in the Consolidated Statements of Income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Amount shown as minority interest in continuing operations	$(292)	$63	$(1,272)	$398
Amount related to loss/(income) from discontinued operations	(30)	(186)	(149)	(832)
Amount related to gain on sale of discontinued operations	(243)	(1,051)	(407)	(2,695)

Total minority interest in net income	$(565)	$(1,174)	$(1,828)	$(3,129)

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

In July 2005, the FASB issued Staff Position (FSP) SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” The EITF states that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive kick-out rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This FSP is effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, the guidance in this FSP is effective no later than January 1, 2006. The Company consolidated one of its existing joint ventures, Markel, upon the adoption of this FSP in January 2006; the Company treated this as a prospective change of accounting principle as permitted by EITF No. 04-5. This change resulted in the inclusion on the Consolidated Balance Sheet at January 1, 2006 of approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, and approximately $39.3 million in mortgages and notes payable and other liabilities, with the remaining effects to investments in unconsolidated affiliates and to minority interest.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Company has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Company estimates the value of minority interest distributions would have been approximately $12 million had the entity been liquidated as of September 30, 2006. This estimated settlement value is based on assumed third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Company would have no obligation to remit any consideration to the minority interest holder.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS No. 157 may have on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach is material. If, in evaluating misstatements following an approach not previously used by the Company, the effect of initial adoption is determined to be material, SAB No. 108 allows companies to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements of this guidance are effective for the Company for the annual financial statements as of December 31, 2006. The Company is currently evaluating what impact, if any, SAB No. 108 may have on its financial statements.

Employee Benefit Plans and Stock-Based Compensation

The Company’s officers generally receive annual grants of stock options and restricted stock on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. As of September 30, 2006, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $4.00 and $1.89, respectively, per option. The fair values of the options granted in 2006 and 2005 were estimated at the grant dates using the following weighted average assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk free interest rate (1)	4.63%	4.19%
Common stock dividend yield (2)	5.20%	6.45%
Expected volatility (3)	18.90%	16.30%
Average expected option life (years)	4.75 (4)	7.0
Options granted	243,610	652,325

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the Company’s options.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.
(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2006 grant is based on an analysis of historical company data and is based on the contractual term for the 2005 grant.

The following table illustrates the effect on net income available to common stockholders and earnings per share for the three and nine months ended September 30, 2005 if a fair value based method had been applied to all outstanding and unvested stock options granted prior to January 1, 2003:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
Net income available for common stockholders - as reported	$11,900		$29,062
Add: Stock option expense included in reported net income	134	(1)	350	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(186	)(1)	(541	)(1)

Pro forma net income attributable to common stockholders	$11,848		$28,871

Basic net income per common share - as reported	$0.22		$0.54
Basic net income per common share - pro forma	$0.22		$0.54
Diluted net income per common share - as reported	$0.22		$0.54
Diluted net income per common share - pro forma	$0.22		$0.54

(1)	Amounts include the effect of dividend equivalent rights.

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

During the third quarter of 2006, three of the Company’s joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. The Company received 50.0% of such distribution. As a result of these distributions, the Company’s investment account in these joint ventures became negative. The new debt is non-recourse; however, the Company and its partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 12. Therefore, in accordance with SOP 78-9 “Accounting for Investments in Real Estate Ventures,” the Company recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $6.3 million in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Balance Sheet at September 30, 2006.

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

Investments in unconsolidated affiliates as of September 30, 2006 and combined summarized income statements for the Company’s unconsolidated joint ventures for the three and nine months ended September 30, 2006 and 2005 are as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	785		50.0%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.0%
Kessinger/Hunter, LLC	Kansas City, MO	—	(2)	26.5%
4600 Madison Associates, LLC	Kansas City, MO	262		12.5%
Plaza Colonnade, LLC	Kansas City, MO	293		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC;
	Greensboro, NC; Raleigh, NC;
	Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC;
	Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—	(3)	50.0%

Total		6,823	(4)

(1)	Includes a 75,000 square foot office building and a 31,000 square foot office building currently under development.
(2)	This joint venture provides property management, leasing and brokerage services and provides certain construction related services to certain Wholly Owned Properties of the Company; therefore, no rentable square feet is provided.
(3)	This joint venture is constructing approximately 332 rental residential units on 22.4 acres of land.
(4)	Total does not include properties held by consolidated joint ventures totaling 618,000 square feet.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005(1)	2006	2005(1)
Income Statements:
Revenues	$35,960	$35,101	$103,762	$104,147

Expenses:
Operating expenses	15,920	14,712	44,591	42,788
Depreciation and amortization	7,338	7,450	21,328	22,039
Interest expense and loan cost amortization	8,369	8,752	25,094	25,830
Loss on debt extinguishment	1,448	—	1,448	—

Total expenses	33,075	30,914	92,461	90,657

Net income	$2,885	$4,187	$11,301	$13,490

The Company’s share of:
Net income (2)	$1,342	$2,060	$5,349	$6,964

Depreciation and amortization (real estate related)	$2,790	$2,771	$8,143	$8,039

Interest expense and loan cost amortization	$3,507	$3,685	$10,509	$10,834

Loss on debt extinguishment	$724	$—	$724	$—

(1)	Amounts for 2005 include Markel, which has been consolidated beginning January 1, 2006, as described in Note 1.
(2)	The Company’s share of net income differs from its weighted average ownership percentage in the joint ventures’ net income due to the Company’s purchase accounting and other related adjustments.

On December 22, 2004, the Company and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Company contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50% equity interest and Easlan contributed $1.1 million, in the form of non-interest bearing promissory notes, for a 50% equity interest in the entity. At September 30, 2006, the Company has consolidated this joint venture under the provisions of FIN 46(R) because Easlan has no at-risk equity and the Company absorbs the majority of the joint venture’s expected losses. Accordingly, the Company’s balance sheet at September 30, 2006 includes $11.0 million of building and land and a $9.7 million construction note payable. On November 1, 2006, the joint venture sold the buildings and land to a third party for gross proceeds of $14.3 million, paid off the construction note payable and made cash distributions to the partners. The Company received a distribution of $2.9 million.

For additional information regarding the Company’s investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

3. FINANCING ARRANGEMENTS

For information regarding sale transactions that were accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

4. ASSET DISPOSITIONS

During the nine months ended September 30, 2006, the Company’s dispositions consisted of the following:

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006
Operating properties (square feet in thousands)	1,999	—	292
Land held for development (acres)	60.6	6.6	11.5
Gross sale proceeds on operating properties	$153,900	$—	$22,787
Gross sale proceeds on development land	$5,490	$1,600	$4,200

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

In August 2006, the Company sold five office properties in Raleigh, North Carolina for gross proceeds of approximately $22.8 million. A gain of approximately $2.8 million was recorded in the third quarter of 2006. This property was classified as discontinued operations in the third quarter of 2006.

In October 2006, the Company sold 94.6 acres of land in Atlanta, Georgia for gross proceeds of approximately $22.5 million. A gain of approximately $7.4 million will be recorded in the fourth quarter of 2006. The Company also sold a retail property aggregating 105,325 rentable square feet in Kansas City, Missouri for gross proceeds of approximately $10.5 million. A gain of approximately $1.5 million will be recorded in the fourth quarter of 2006.

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gains on disposition of land	$2,103	$4,799	$5,143	$5,990
Impairments on land	—	(59)	(74)	(269)
Gains on disposition of depreciable properties	874	4,953	3,226	5,758

Total	$2,977	$9,693	$8,295	$11,479

The above gains on land and depreciable properties include deferred gain recognition from prior sales and adjustments to prior sale transactions.

Net gains on sale and impairments of discontinued operations, net of minority interest, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gains on disposition of depreciable properties	$2,838	$11,193	$5,045	$28,257
Impairments on disposition of depreciable properties	—	—	—	(697)
Allocable minority interest	(243)	(1,051)	(407)	(2,695)

Total	$2,595	$10,142	$4,638	$24,865

See Note 10 for information on discontinued operations and impairment of long-lived assets.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
Secured mortgage loans	$704,605	(1)	$721,116
Unsecured loans	756,500		750,500

Total	$1,461,105		$1,471,616

(1)	Amount includes $38.5 million from the consolidation of Markel, as described in Note 1.

As of September 30, 2006, the Company’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

Refinancings and Preferred Stock Redemptions in 2005 and 2006

During 2005 and through the third quarter of 2006, the Company paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. The Company incurred a $0.5 million loss on debt extinguishments in 2005 in connection with these loan pay-downs. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. The Company also used some of the proceeds from its disposition activity to redeem, in August 2005 and February 2006, all of the Company’s outstanding Series D Preferred Shares and 3,200,000 of its outstanding Series B Preferred Shares, aggregating $180.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

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

On August 8, 2006, the Company’s revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. The Company’s revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Company has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility has up to $167.7 million of additional availability as of October 19, 2006.

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

Financing Obligations

The Company’s financing obligations consisted of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
SF-HIW Harborview, LP financing obligation	$15,870	$14,983
Tax increment financing obligation (1)	19,171	19,171
Capitalized ground lease obligation (2)	1,057	—

Total	$36,098	$34,154

(1)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Company in 2000, the Company is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.9% at the inception of the obligation, is shown as a financing obligation in the balance sheet. The Company also receives special tax revenues and property tax rebates, which are intended, but not guaranteed, to provide funds to pay the special assessments.
(2)	Represents a capitalized lease obligation to the lessor of land on which the Company is constructing a new building. The Company is obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. The Company intends to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The fair value of the land is included in financing obligations on the Condensed Consolidated Balance Sheet. The liability accretes each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION

Stock Options

The following table summarizes information about stock option activity during the nine months ended September 30, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2005	5,153,648	$24.23
Options granted	243,610	32.40
Options forfeited	(18,262)	27.16
Options cancelled	(32,057)	25.73
Options exercised	(1,736,780)	23.83

Balances at September 30, 2006	3,610,159	$24.95

Cash received or receivable at September 30, 2006 from options exercised was $29.1 million and $2.7 million for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $22.9 million and $1.0 million, respectively. The total intrinsic value of options outstanding at September 30, 2006 and 2005 was $44.3 million and $27.7 million, respectively.

The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises.

The portion of stock option expense recorded at September 30, 2006 related to unvested awards granted prior to January 1, 2003 was immaterial.

The following tables set forth additional information about stock options outstanding and exercisable at September 30, 2006.

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price of Stock Options	Number Outstanding (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable (in 000s)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$10.00 to $15.00	57	3.4	$11.63	57	3.4	$11.63
$15.01 to $20.00	35	3.4	$18.69	35	3.4	$18.69
$20.01 to $25.00	1,507	4.2	$22.41	1,390	4.2	$22.52
$25.01 to $30.00	1,725	5.9	$26.47	1,001	6.0	$26.62
$30.01 to $35.00	285	5.5	$32.60	52	5.6	$33.60
$35.01 to $40.00	1	6.9	$37.60	—	—	$—

	Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)
September 30, 2005	3,738,710	$26.06	$22,081
September 30, 2006	2,534,621	$24.05	$33,345

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION - Continued

Restricted Stock Grants

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its directors, officers and other employees. Restricted stock issued prior to 2005 generally vests 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued in 2006 will vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% at the end of the first, second, third and fourth anniversary dates, respectively. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant.

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

During 2005 and 2006, the Company also issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to company-wide performance-based criteria. The performance-based criteria are based on whether or not the Company meets or exceeds four operating and financial goals established under its Strategic Management Plan by the end of 2007 and 2008, respectively. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to December 31, 2007 and 2008, respectively, adjusting for the expected level of vesting that will occur at those dates.

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. The Company will also accrue and record expense for additional performance-based shares during the three-year period to the extent issuance of the additional shares is expected based on current and projected actual performance. In accordance with GAAP, no expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION - Continued

The following table summarizes activity in the nine months ended September 30, 2006 for all time-based restricted stock grants:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Issuance Price

Restricted shares outstanding at December 31, 2005	268,409 (1)	$24.79
Number of restricted shares awarded and issued	72,906	32.50
Restricted shares vested (2)	(42,927)	24.15
Restricted shares forfeited	(15,945)	25.50
Restricted shares surrendered for payment of withholding taxes upon vesting	(23,275)	23.77

Restricted shares outstanding at September 30, 2006	259,168	$27.11

(1)	Amount includes 20,396 shares granted during the blackout period in 2005. These shares were issued in 2006 and are included in the Consolidated Statement of Stockholders’ Equity at September 30, 2006.
(2)	The total fair value of restricted shares that vested during each of the nine months ended September 30, 2006 and 2005 was $1.9 million.

The following table summarizes activity in the nine months ended September 30, 2006 for all performance-based and total return-based restricted stock grants:

	Nine Months Ended September 30, 2006
	Number of Shares	Weighted Average Issuance Price

Restricted shares outstanding at December 31, 2005	62,576	$26.82
Number of restricted shares awarded and issued	52,938	30.62
Restricted shares vested	—	—
Restricted shares forfeited	(4,546)	28.19
Restricted shares surrendered for payment of withholding taxes upon vesting	—	—

Restricted shares outstanding at September 30, 2006	110,968	$28.58

During the nine months ended September 30, 2006 and 2005, the Company recognized approximately $2.9 million and $2.0 million, respectively, of stock-based compensation expense. As of September 30, 2006 and 2005, there was $7.0 million and $5.0 million, respectively, of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.5 years and 2.9 years, respectively.

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual bonus earned during the year of retirement. Stock options and time-based restricted stock granted to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the nine months ended September 30, 2006. Grants made prior to 2006 are unaffected.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. STOCK-BASED COMPENSATION - Continued

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual bonus (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $(0.05) million and $0.07 million for the three months ended September 30, 2006 and 2005, respectively, and $1.2 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. Cash payments from the plan for the nine months ended September 30, 2006 and 2005 were $0.5 million and $0.02 million, respectively.

7. RELATED PARTY TRANSACTIONS

As more fully described in Note 8 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K, the Company purchased land in 2005 from GAPI, Inc., an entity owned by a current director, and also sold certain buildings in 2005 to a director who subsequently retired from the Board of Directors on December 31, 2005.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at September 30, 2006 and December 31, 2005 was $1.7 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 9). The Company expects that the portion of the cumulative loss recorded in AOCL at September 30, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

9. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$8,909	$22,871	$29,328	$55,459
Other comprehensive income:
Unrealized derivative gains/(losses) on cash flow hedges	—	—	—	(101)
Amortization of hedging gains and losses included in other comprehensive income	177	176	531	527

Total other comprehensive income	177	176	531	426

Total comprehensive income	$9,086	$23,047	$29,859	$55,885

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties and use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations. The assets classified as discontinued operations comprise 6.9 million square feet of office and industrial properties and 46 apartment units sold during 2005 and the nine months ended September 30, 2006 and 0.2 million square feet of property and 156 apartment units held for sale at September 30, 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company does not or will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental and other revenues	$1,558	$8,717	$5,227	$40,375
Operating expenses:
Rental property and other expenses	647	3,962	1,950	17,078
Depreciation and amortization	221	2,276	1,090	12,986
General and administrative	75	298	75	849

Total operating expenses	943	6,536	3,115	30,913
Interest expense	277	251	482	1,072
Other income	3	56	18	135

Income before minority interest in the Operating Partnership and net gains on sale and impairment of discontinuedoperations	341	1,986	1,648	8,525
Minority interest in discontinued operations	(30)	(186)	(149)	(832)

Income from discontinued operations, net of minority interest in the Operating Partnership	311	1,800	1,499	7,693

Net gains on sale and impairment of discontinued operations	2,838	11,193	5,045	27,560
Minority interest in discontinued operations	(243)	(1,051)	(407)	(2,695)

Net gains on sale and impairment of discontinuedoperations, net of minority interest in the Operating Partnership	2,595	10,142	4,638	24,865

Total discontinued operations	$2,906	$11,942	$6,137	$32,558

The net book value of property classified as discontinued operations that was sold during 2005 and the nine months ended September 30, 2006 and was held for sale at September 30, 2006 aggregated $488.4 million.

Certain other assets were sold during 2005 that did not meet the criteria of SFAS No. 144 to be classified as discontinued operations due to the magnitude of the Company’s ongoing management and/or leasing services on behalf of the new owners.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the nine months ended September 30, 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Income for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the Company recorded impairment losses of $0.7 million related to three properties sold and $3.2 million related to two land parcels sold.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. In each of the nine months ended September 30, 2006 and 2005, a property had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairment losses of $2.6 million and $4.4 million were recorded in the nine months ended September 30, 2006 and 2005, respectively.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Land	$4,520	$28,301
Land held for development	22,706	27,526
Buildings and tenant improvements	22,875	154,411
Development in process	—	9,266
Accumulated depreciation	(3,572)	(36,244)

Net real estate assets	46,529	183,260
Deferred leasing costs, net	99	2,188
Accrued straight line rents receivable	249	2,294
Prepaid expenses and other	75	28

Total assets	$46,952	$187,770

Tenant security deposits, deferred rents and accrued costs (1)	$1,084	$1,082

Mortgages payable (2)	$14,656	$14,794

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic income/(loss) per share:
Numerator:
Income from continuing operations	$6,003	$10,929	$23,191	$22,901
Preferred Stock dividends	(4,113)	(6,699)	(12,950)	(22,125)
Excess of Preferred Stock redemption costs over carrying value	—	(4,272)	(1,803)	(4,272)

Income/(loss) from continuing operations attributable to common stockholders	1,890	(42)	8,438	(3,496)
Income from discontinued operations	2,906	11,942	6,137	32,558

Net income attributable to common stockholders	$4,796	$11,900	$14,575	$29,062

Denominator:
Denominator for basic earnings per share – weighted average shares	54,470	53,768	54,069	53,725

Basic earnings per share:
Income/(loss) from continuing operations	$0.04	$—	$0.16	$(0.07)
Income from discontinued operations	0.05	0.22	0.11	0.61

Net income	$0.09	$0.22	$0.27	$0.54

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11. EARNINGS PER SHARE - Continued

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005		2006	2005
Diluted income/(loss) per share:
Numerator:
Income from continuing operations	$6,003	$10,929		$23,191	$22,901
Preferred Stock dividends	(4,113)	(6,699)		(12,950)	(22,125)
Excess of Preferred Stock redemption costs over carrying value	—	(4,272)		(1,803)	(4,272)
Minority interest in the Operating Partnership	175	—		826	—

Income/(loss) from continuing operations attributable to common stockholders	2,065	(42)		9,264	(3,496)

Income from discontinued operations	2,906	11,942		6,137	32,558
Minority interest in discontinued operations	273	—		556	—

Income from discontinued operations	3,179	11,942		6,693	32,558

Net income attributable to common stockholders	$5,244	$11,900		$15,957	$29,062

Denominator:
Denominator for basic earnings per share – weighted average shares	54,470	53,768		54,069	53,725
Add:
Employee stock options and warrants	1,592	—	(1)	1,335	— (1)
Common Units	5,171	—	(1)	5,280	— (1)
Unvested restricted stock	224	—	(1)	102	— (1)

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	61,457	53,768		60,786	53,725

Diluted earnings per share (1):
Income/(loss) from continuing operations	$0.04	$—		$0.15	$(0.07)
Income from discontinued operations	0.05	0.22		0.11	0.61

Net income	$0.09	$0.22		$0.26	$0.54

(1)	Pursuant to SFAS No. 128, income/(loss) from continuing operations, after preferred dividends and Preferred Stock redemption charge, is the controlling number in determining whether potential common shares are dilutive or antidilutive. Because such potential common shares would be antidilutive to loss from continuing operations allocable to common stockholders, diluted earnings per share is the same as basic earnings per share for the three and nine months ended September 30, 2005. Potential common shares include stock options, warrants, shares issuable upon conversions of Common Units and unvested restricted shares, and would have amounted to approximately 6.7 million shares and 6.6 million shares in the three and nine months ended September 30, 2005, respectively. In addition, potential common shares that would have been antidilutive due to the option or warrant exercise price being less than the average stock price for the periods reported were approximately 0.9 million shares for the three months ended September 30, 2005 and 0.08 million shares and 1.7 million shares for the nine months ended September 30, 2006 and 2005, respectively. The amount of shares reported for the three months ended September 30, 2006 that would have been anti-dilutive due to the option or warrant exercise price being less than the average stock price for the period was immaterial.

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

As of September 30, 2006, the Company’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2006	$271
2007	1,048
2008	1,064
2009	1,105
2010	1,123
Thereafter	46,256

$50,867

Capital Expenditures

The Company incurs capital expenditures to lease space to its customers, maintain the quality of its existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, the Company’s expected future capital expenditures for started and/or committed new development projects as of October 19, 2006 are approximately $280 million, which includes several projects started or committed after December 31, 2005. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of September 30, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through
			11/2015
RRHWoods, LLC (2),(7)	Indirect Debt (4)	$704	8/2006
Plaza Colonnade (2),(8)	Indirect Debt (4)	$51	12/2009
SF-HIW Harborview, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$5,169	11/2007
Industrial (3),(10)	Rent (4)	$105	12/2006
Industrial Environmental (3),(10)	Rent and environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$504	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$104	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$63	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$443	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$356	12/2024

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. If the space is leased, it assumes the existing tenant defaults at September 30, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in 2002 the Company granted its partner in SF-HIW Harborview, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the partnership. The Company also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements was $0.4 million as of September 30, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments the Company could have been required to make under the guarantees was $14.0 million at September 30, 2006. Of this amount, $8.6 million arose from housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at September 30, 2006 averaged approximately 3.63%, and mature in 2015. A guarantee of $5.4 million will expire upon an industrial building becoming 95.0% leased or when the related loan matures. As of September 30, 2006, this building was 94.9% leased. If the joint ventures are unable to repay the outstanding balances under the loans that remain outstanding, the Company will be required, under the terms of the agreements, to repay the outstanding balances. Recourse provisions exist to enable the Company to recover some or all of such payments from the joint ventures’ assets and/or the other partners. The joint ventures currently generate sufficient cash flow to cover the debt service required by the loans. On July 31, 2006, $6.0 million in loans related to four office buildings that had been previously guaranteed by the Company were refinanced with no guarantee.
(7)	In connection with the RRHWoods, LLC joint venture, the Company guaranteed $3.1 million of debt. The term of the letter of credit and corresponding master lease is four years. The agreement requires the Company to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Company could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. The Company recorded a $0.7 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The Company’s maximum potential exposure under this guarantee is $3.1 million.
(8)	The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet for five years. The Company’s maximum exposure under this master lease was $1.4 million at September 30, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

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

(9)	As more fully described in Note 3 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of September 30, 2006 was $5.2 million. These three buildings are currently leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is being recognized beginning in the third quarter of 2005 as the maximum exposure under the guarantees is reduced.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(10)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bears interest at 12.0% and a $1.7 million note receivable that bears interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Company agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. As of September 30, 2006, $0.1 million remains deferred, which represents the Company’s contingent liability with respect to the guarantee. Additionally, as part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50% and converting the “net” lease to a “full service” lease with the tenant liable for 50% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of September 30, 2006, the Company has recorded approximately $0.5 million in other liabilities and $0.5 million as a deferred charge in other assets on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space during the two and a half year guarantee period, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee as of September 30, 2006 is $0.9 million. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement.
(12)	RRHWoods, LLC and Dallas County Partners each developed a new office building in Des Moines, Iowa. On June 25, 2004, the joint ventures financed both buildings with a $7.4 million ten-year loan from a lender. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of September 30, 2006, no master lease payments were necessary. The Company currently has recorded $0.1 million in other liabilities and $0.1 million as a deferred charge included in other assets on its Condensed Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place is approximately $3.1 million as of September 30, 2006. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.
(13)	In connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Company’s maximum potential amount of future payments with regard to the guarantee is $0.4 million as of September 30, 2006. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Company has paid approximately $0.3 million in the first nine months of 2006 and $0.5 million in the first nine months of 2005 under this guarantee, and approximately $0.4 million is estimated to remain under the guarantee at September 30, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. COMMITMENTS AND CONTINGENCIES - Continued

(14)	In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $2.9 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded approximately $60,000 in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at September 30, 2006.

Currently, RRHWoods, LLC is developing a new office building. In October 2006, the joint venture entered into a commitment to finance the development with a $4.1 million ten-year loan from a lender. As part of the agreement, the Company and its partner agreed to each guarantee $0.7 million until the building becomes 93.0% leased or when the related loan matures. Under the terms of the agreement, the Company will be required to pay on its guarantee should the joint venture be unable to repay the outstanding loan balance. However, the joint venture currently generates sufficient cash flows to cover the debt service required by the loan. Although the Company is still evaluating the impact of the guarantee, the Company does not expect a significant effect on its financial condition and results of operations.

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

In June, August, September and October 2006, the Company received assessments for state excise taxes and related interest amounting to approximately $4.5 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which the Company estimates could aggregate an additional approximate $1.1 million. The Company believes that it is not subject to such taxes and intends to vigorously dispute the assessment. Based on advice of counsel, the Company currently believes that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in the Company’s financial statements.

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

The Company’s chief operating decision maker (“CDM”) assesses and measures operating results based upon property level net operating income. The operating results for the individual assets within each property type have been aggregated since the CDM evaluates operating results and allocates resources within the various property types.

All operations are within the United States and, at September 30, 2006, no tenant of the Wholly Owned Properties comprised more than 6.8% of the Company’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental and Other Revenues (1):
Office segment	$88,263	$83,365	$260,025	$249,944
Industrial segment	7,401	6,967	21,896	20,956
Retail segment	10,322	9,440	31,096	29,246
Apartment segment	305	279	916	824

Total Rental and Other Revenues	$106,291	$100,051	$313,933	$300,970

Net Operating Income (1):
Office segment	$53,593	$51,089	$161,580	$158,954
Industrial segment	5,517	5,317	16,670	15,839
Retail segment	6,957	6,509	20,684	20,350
Apartment segment	138	131	407	371

Total Net Operating Income	66,205	63,046	199,341	195,514
Reconciliation to (loss)/income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,056)	(27,666)	(86,565)	(84,350)
Interest expense	(25,216)	(26,135)	(76,928)	(80,658)
Impairment of assets held for use	(2,600)	(4,415)	(2,600)	(7,587)
General and administrative expense	(8,546)	(7,513)	(26,298)	(23,859)
Interest and other income	1,189	2,119	4,336	5,453
Loss on debt extinguishment	—	(323)	(467)	(453)

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$1,976	$(887)	$10,819	$4,060

	September 30, 2006	December 31, 2005
Total Assets (2):
Office segment	$2,207,681	$2,245,595
Industrial segment	198,159	226,199
Retail segment	257,474	259,544
Apartment segment	23,674	21,121
Corporate and other	140,718	156,519

Total Assets	$2,827,706	$2,908,978

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of September 30, 2006, we owned or had an interest in 414 in-service office, industrial and retail properties, encompassing 34.9 million square feet and 96 apartment units. As of that date, we also wholly owned 798 acres of development land, of which 394 acres are considered core holdings. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Condensed Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2005 and the first nine months of 2006 or were held for sale at September 30, 2006. Accordingly, any properties sold during 2005 and the first nine months of 2006 that did not meet certain conditions as stipulated by SFAS No. 144 were not reclassified to discontinued operations.

Three Months Ended September 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the three months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended September 30,			% of Change
	2006	2005	$ Change
Rental and other revenues	$106.3	$100.1	$6.2	6.2%
Operating expenses:
Rental property and other expenses	40.1	37.0	3.1	8.4
Depreciation and amortization	29.0	27.7	1.3	4.7
Impairment of assets held for use	2.6	4.4	(1.8)	(40.9)
General and administrative	8.5	7.5	1.0	13.3

Total operating expenses	80.2	76.6	3.6	4.7

Interest expense:
Contractual	23.8	24.2	(0.4)	(1.7)
Amortization of deferred financing costs	0.6	0.8	(0.2)	(25.0)
Financing obligations	0.8	1.1	(0.3)	(27.3)

	25.2	26.1	(0.9)	(3.4)
Other income/(expense):
Interest and other income	1.1	2.1	(1.0)	(47.6)
Loss on debt extinguishments	—	(0.3)	0.3	100.0

	1.1	1.8	(0.7)	(38.9)
Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	2.0	(0.8)	2.8	350.0
Gains on disposition of property, net	3.0	9.7	(6.7)	(69.1)
Minority interest	(0.3)	—	(0.3)	(100.0)
Equity in earnings of unconsolidated affiliates	1.3	2.1	(0.8)	(38.1)

Income from continuing operations	6.0	11.0	(5.0)	(45.5)
Discontinued operations:
Income from discontinued operations, net of minority interest	0.3	1.8	(1.5)	(83.3)
Net gains on sale and impairments of discontinued operations, net of minority interest	2.6	10.1	(7.5)	(74.3)

	2.9	11.9	(9.0)	(75.6)

Net income	8.9	22.9	(14.0)	(61.1)
Dividends on Preferred Stock	(4.1)	(6.7)	2.6	38.8
Excess of Preferred Stock redemption cost over carrying value	—	(4.3)	4.3	100.0

Net income available for common stockholders	$4.8	$11.9	$(7.1)	(59.7)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first nine months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by an approximate $0.5 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.1 million in the third quarter of 2006 compared to the third quarter of 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the nine months ended September 30, 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

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

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the nine months ended September 30, 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations.

During the third quarter 2006, impairment of $2.6 million was recorded with respect to an operating property with indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. During the third quarter of 2005, impairment of $4.4 million was recorded with respect to an operating property with indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows.

The $1.0 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs and higher salary and fringe benefit costs from annual employee wage and salary increases and inflationary effects.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.6 billion in the three months ended September 30, 2005 to $1.5 billion in the three months ended September 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.6% in the three months ended September 30, 2005 to 7.1% in the three months ended September 30, 2006. In addition, capitalized interest in the three months ended September 30, 2006 was approximately $0.9 million higher compared to the three months ended September 30, 2005 due to our increased development activity.

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

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $3.0 million in the three months ended September 30, 2006 compared to $9.7 million for the three months ended September 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

The increase in minority interest expense of $0.3 million was primarily due to (1) a corresponding increase in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions, and (2) the minority interest expense from the Markel joint venture.

Equity in earnings of unconsolidated affiliates decreased $0.8 million from 2005. The decrease was primarily a result of the change in accounting for the Markel joint venture from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. This joint venture contributed $0.2 million to equity in earnings of unconsolidated affiliates during the third quarter of 2005. In addition, equity in earnings of unconsolidated affiliates was approximately $0.6 million lower during the third quarter of 2006 due to losses on debt extinguishment for certain joint ventures, which resulted from debt refinancing.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $2.9 million and $11.9 million, net of minority interest, as discontinued operations for the three months ended September 30, 2006 and 2005, respectively. These amounts relate to 6.9 million square feet of office and industrial property and 46 apartment units sold during 2005 and the third quarter of 2006 and 0.2 million square feet of property and 156 apartment units held for sale at September 30, 2006. These amounts include net gains on the sale of these properties of $2.6 million and $10.1 million, net of minority interest, in the three months ended September 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the three months ended September 30, 2006 of $8.9 million, compared to $22.9 million in the three months ended September 30, 2005, resulting from the various factors described above.

Preferred Dividends

Preferred dividends decreased $2.6 million due to redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively.

Net Income Available for Common Stockholders

We recorded net income available for common stockholders in the three months ended September 30, 2006 of $4.8 million, compared to $11.9 million in the three months ended September 30, 2005; this decrease is the net result of the various factors described above.

Nine Months Ended September 30, 2006 and 2005

The following table sets forth information regarding our unaudited results of operations for the nine months ended September 30, 2006 and 2005 (in millions):

	Nine Months Ended September 30,			% of Change
	2006	2005	$ Change
Rental and other revenues	$313.9	$300.9	$13.0	4.3%
Operating expenses:
Rental property and other expenses	114.6	105.4	9.2	8.7
Depreciation and amortization	86.6	84.4	2.2	2.6
Impairment of assets held for use	2.6	7.6	(5.0)	(65.8)
General and administrative	26.2	23.8	2.4	10.1

Total operating expenses	230.0	221.2	8.8	4.0

Interest expense:
Contractual	71.8	74.0	(2.2)	(3.0)
Amortization of deferred financing costs	1.9	2.5	(0.6)	(24.0)
Financing obligations	3.2	4.1	(0.9)	(22.0)

	76.9	80.6	(3.7)	(4.6)
Other income/(expense):
Interest and other income	4.3	5.5	(1.2)	(21.8)
Loss on debt extinguishments	(0.5)	(0.5)	—	—

	3.8	5.0	(1.2)	(24.0)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	10.8	4.1	6.7	163.4
Gains on disposition of property, net	8.3	11.5	(3.2)	(27.8)
Minority interest	(1.2)	0.4	(1.6)	(400.0)
Equity in earnings of unconsolidated affiliates	5.3	6.9	(1.6)	(23.2)

Income from continuing operations	23.2	22.9	0.3	1.3
Discontinued operations:
Income from discontinued operations, net of minority interest	1.5	7.7	(6.2)	(80.5)
Net gains on sale and impairments of discontinued operations, net of minority interest	4.6	24.9	(20.3)	(81.5)

	6.1	32.6	(26.5)	(81.3)

Net income	29.3	55.5	(26.2)	(47.2)
Dividends on Preferred Stock	(12.9)	(22.1)	9.2	41.6
Excess of Preferred Stock redemption cost over carrying value	(1.8)	(4.3)	2.5	58.1

Net income available for common stockholders	$14.6	$29.1	$(14.5)	(49.8)%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the later part of 2005 and the first nine months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by an approximate $3.0 million decrease in lease termination fees from 2005 to 2006 and the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $9.2 million in the nine months ended September 31, 2006 compared to the nine months ended September 30, 2005, primarily as a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the second half of 2005 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

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

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the later part of 2005 and the first nine months of 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the disposition of certain properties that did not meet the criteria to be classified as discontinued operations including the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

For the nine months ended September 30, 2006, one property had indicators of impairment where the carrying value exceeded the sum of the estimated undiscounted future cash flows. Therefore, an impairment loss of $2.6 million was recorded in the nine months ended September 30, 2006. For the nine months ended September 30, 2005, one land parcel had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, an impairment loss of $3.2 million was recorded in the nine months ended September 30, 2005. During the nine months ended September 30, 2005, impairment of $4.4 million was recorded with respect to an additional operating property with indicators of impairment.

The $2.4 million increase in general and administrative expenses was primarily related to higher long-term incentive compensation costs, higher phantom stock costs related to deferred compensation, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1.5 billion in the nine months ended September 30, 2005 to $1.4 billion in the nine months ended September 30, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.7% in the nine months ended September 30, 2005 to 7.0% in the nine months ended September 30, 2006. In addition, capitalized interest in 2006 was approximately $1.1 million higher compared to 2005 due to increased development activity and higher average construction and development costs.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $0.6 million from 2005 to 2006.

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

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties, net, not classified as discontinued operations were $8.3 million in the nine months ended September 30, 2006 compared to $11.5 million for the nine months ended September 30, 2005. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

The change in minority interest in the continuing operations, after Preferred Unit distributions, was primarily due to (1) a corresponding decrease in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions, in 2006 versus a loss in 2005, and (2) the minority interest expense from the Markel joint venture.

Equity in earnings of unconsolidated affiliates decreased $1.6 million from 2005. The Markel joint venture contributed $0.6 million to equity in earnings of unconsolidated affiliates during the nine months ended September 30, 2005; the accounting for this joint venture changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements. In addition, the Plaza Colonnade LLC joint venture provided an additional $0.6 million in earnings during 2005 due to the application of FAS 67 and the related adjustments for capitalized interest. Furthermore, equity in earnings was $0.7 million lower during the nine months ended September 30, 2006 due to losses on debt extinguishment for certain joint ventures, which resulted from debt refinancings, offset by common area maintenance true ups in various joint ventures, which contributed approximately $0.2 million of additional equity in earnings of unconsolidated affiliates through the nine months ended September 30, 2006.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $6.1 million and $32.6 million, net of minority interest, as discontinued operations for the nine months ended September 30, 2006 and 2005, respectively. These amounts relate to 6.9 million square feet of office and industrial property and 46 apartment units sold during 2005 and the first nine months of 2006 and 0.2 million square feet of property and 156 apartment units held for sale at September 30, 2006. These amounts include net gains on the sale of these properties of $4.6 million and $24.9 million, net of minority interest, in the nine months ended September 30, 2006 and 2005, respectively.

Net Income

We recorded net income in the nine months ended September 30, 2006 of $29.3 million, compared to $55.5 million in the nine months ended September 30, 2005, resulting from the various factors described above.

Preferred Dividends

Preferred dividends decreased $9.2 million due to redemptions of $130 million and $50 million in the third quarter of 2005 and the first quarter of 2006, respectively. The excess of redemption cost over carrying value of $1.8 million in 2006 relates to the $50 million Preferred Stock redemption in the first quarter of 2006.

Net Income Available for Common Stockholders

We recorded net income available for common stockholders in the nine months ended September 30, 2006 of $14.6 million, compared to $29.1 million in the nine months ended September 30, 2005; this decrease is the net result of the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first nine months of 2006 as compared to the first nine months of 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005	Change
Cash Provided By Operating Activities	$109,175	$122,263	$(13,088)
Cash Provided By Investing Activities	78,689	226,830	(148,141)
Cash Used In Financing Activities	(181,552)	(372,929)	191,377

Total Cash Flows	$6,312	$(23,836)	$30,148

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

The decrease of $13.1 million in cash provided by operating activities in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of lower cash flows from net income adjusted for changes in depreciation and gains and impairments, partially offset by a $1.6 million increase from net changes in operating assets and liabilities.

The decrease of $148.1 million in cash provided by investing activities in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily a result of a $156.1 million decrease in proceeds from dispositions of real estate assets and an $11.1 million increase in additions to real estate assets and deferred leasing costs. Partly offsetting these decreases was an increase of $12.4 million in other investing activities that resulted from a collateral substitution on a certain secured note, pursuant to which the lender returned $11.8 million in restricted cash and property and an increase of $9.2 million in distributions of capital from unconsolidated affiliates as a result of a refinancing of debt, as described in Note 2 to the Consolidated Financial Statements.

The decrease of $191.4 million in cash used in financing activities in the nine months ended September 30, 2006 was primarily a result of a decrease of $80.0 million in redemptions of Preferred Stock from 2005 to 2006, an $84.3 million increase in net borrowings on our revolving credit facility and mortgages and notes payable, a decrease of $9.2 million in preferred dividend payments in connection with the Preferred Stock redemption, and an increase of $26.6 million in net proceeds form the sale of Common Stock due to the exercise of stock options during the third quarter of 2006, as described in Note 6 to the Consolidated Financial Statements.

In 2006, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At September 30, 2006, we had 0.2 million rentable square feet of properties, 156 apartment units and 161.3 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $47.0 million.

Capitalization

The following table sets forth our capitalization as of September 30, 2006 and December 31, 2005 (in thousands, except per share amounts):

	September 30, 2006	December 31, 2005
Mortgages and notes payable, at recorded book value	$1,461,105	$1,471,616
Financing obligations	$36,098	$34,154
Preferred Stock, at liquidation value	$197,445	$247,445

Common Stock and Common Units outstanding	60,649	59,479

Per share stock price at period end	$37.21	$28.45
Market value of Common Stock and Common Units	2,256,749	1,692,178

Total market capitalization with debt	$3,951,397	$3,445,393

Based on our total market capitalization of approximately $4.0 billion at September 30, 2006 (at the September 30, 2006 per share stock price of $37.21 and assuming the redemption for shares of Common Stock of the 5.0 million Common Units not owned by the Company), our mortgages and notes payable represented approximately 37.0% of our total market capitalization.

Mortgages and notes payable at September 30, 2006 consisted of $704.6 million of secured indebtedness with a weighted average interest rate of 6.9% and $756.5 million of unsecured indebtedness with a weighted average interest rate of 6.9%. As of September 30, 2006, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2005 Annual Report on Form 10-K for a table setting forth a summary of our known contractual obligations at December 31, 2005.

Refinancings and Preferred Stock Redemptions in 2005 and 2006

During 2005 and through the third quarter of 2006, we paid off $196.2 million of outstanding loans, excluding any normal debt amortization and the refinancings of the credit facility and bank term loans, which included $176.2 million of secured debt with a weighted average interest rate of 6.9% and $20 million of unsecured floating rate debt with an interest rate of 4.9%. Included in the $176.2 million was $89.8 million of floating rate secured debt. Approximately $350 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Shares and 3,200,000 of our outstanding Series B Preferred Shares, aggregating $180.0 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were funded primarily from proceeds from property dispositions that closed in 2005 and 2006. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter of 2005 and first quarter of 2006, respectively.

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

We expect to fund our short-term liquidity needs through a combination of available working capital, property dispositions, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•	borrowings under our revolving credit facility (which has up to $167.7 million of availability as of October 19, 2006,) and under our existing $50 million secured revolving construction loan (all of which was available at October 19, 2006);

•	the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of new unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects as of October 19, 2006 are approximately $280 million. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

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

As of September 30, 2006, our unconsolidated joint ventures had $776.4 million of total assets and $600.8 million of total liabilities as reflected in their financial statements. At September 30, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.4%. During the nine months ended September 30, 2006, these unconsolidated joint ventures earned $11.3 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $5.3 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Condensed Consolidated Financial Statements.

As of September 30, 2006, our unconsolidated joint ventures had $569.3 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 12 to the Condensed Consolidated Financial Statements. The following table sets forth the scheduled maturities of our share of the outstanding debt of our unconsolidated joint ventures, based on our ownership interests, as of September 30, 2006 (in thousands):

Remainder of 2006	$819
2007	3,830
2008	13,111
2009	8,312
2010	11,036
Thereafter	204,590

$241,698

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

Interest Rate Hedging Activities

To meet, in part, our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We currently have no outstanding interest rate hedge contracts.

CRITICAL ACCOUNTING POLICIES

There were no changes to the critical accounting policies made by management in the nine months ended September 30, 2006, except as set forth in Note 1 to the Condensed Consolidated Financial Statements in section “Impact of Newly Adopted and Issued Accounting Standards.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2005 Annual Report on Form 10-K.

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

Further, in calculating FFO, we add back minority interest in the income from our Operating Partnership, which we believe is consistent with standard industry practice for REITs that operate through an UPREIT structure. We believe that it is important to present FFO on an as-converted basis since all of the Operating Partnership units are redeemable on a one-for-one basis for shares of our Common Stock.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

FFO and FFO per share for the three and nine months ended September 30, 2006 and 2005 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$8,909		$22,871		$29,328		$55,459
Dividends to preferred stockholders	(4,113)		(6,699)		(12,950)		(22,125)
Excess of Preferred Stock redemption cost over carrying value	—		(4,272)		(1,803)		(4,272)

Net income applicable to common stockholders	4,796	$0.09	11,900	$0.22	14,575	$0.26	29,062	$0.54
Add/(Deduct):
Depreciation and amortization of real estate assets	28,295	0.46	27,020	0.44	84,226	1.39	82,323	1.36
(Gain) on disposition of depreciable real estate assets	(874)	(0.01)	(4,953)	(0.08)	(3,226)	(0.05)	(5,758)	(0.10)
Minority interest from the Operating Partnership in income/(loss) from operations	175	—	(63)	—	826	—	(398)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,790	0.04	2,779	0.05	8,143	0.13	8,047	0.13
Discontinued operations:
Depreciation and amortization of real estate assets	221	—	2,276	0.04	1,090	0.02	12,986	0.22
(Gain) on sale	(2,838)	(0.05)	(11,193)	(0.19)	(5,045)	(0.09)	(28,257)	(0.47)
Minority interest from the Operating Partnership in income from discontinued operations	273	—	1,237	—	556	—	3,527	—

Funds from operations	$32,838	$0.53	$29,003	$0.48	$101,145	$1.66	$101,532	$1.68

Weighted average shares outstanding (1)	61,457		60,486		60,786		60,358

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. In addition, we have assumed fixed rate and variable rate debt in connection with acquiring properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at September 30, 2006.

As of September 30, 2006, we had $1,152 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2006 was $1,207 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2006 would decrease by $44.9 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of September 30, 2006 would increase by $48.4 million.

As of September 30, 2006, we had $309.4 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended September 30, 2006, our interest expense would increase or decrease by approximately $3.1 million.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In Item 9A of our 2005 Annual Report on Form 10-K, our management reported that the Company’s internal control over financial reporting was not effective as of December 31, 2005 due to material weaknesses that existed as of such date in: (1) our real estate asset and lease incentive accounting processes, which in turn could affect the equity in earnings of unconsolidated affiliates in our Consolidated Financial Statements for those joint ventures for which we are primarily responsible for the preparation of their financial statements; and (2) our journal entry approval and financial statement close processes. Subsequent to September 30, 2006, we discovered an additional control deficiency relating to the proper classification of assets held for sale under SFAS No. 144 that existed at September 30, 2006 that could have resulted in a material misstatement of our financial statements had it not been discovered prior to the filing of this Quarterly Report. Although we were not required to, nor did we, undertake the procedures necessary to include a management’s report on the effectiveness of our internal control over financial reporting as of September 30, 2006, management believes that such a control deficiency constitutes a material weakness. Subsequent to the financial close process for the third quarter of 2006, we determined that two separate assets aggregating $14.5 million, which had been originally recorded in real estate assets, net, on our balance sheet in management’s initial draft of our third quarter 2006 financial statements, should have been recorded as assets held for sale. Our internal control over financial reporting did not properly ensure the proper classification of these assets under SFAS No. 144 prior to the completion of our financial statement close process. Prior to the finalization of our third quarter financial statements and the filing of this Quarterly Report, we determined that such assets should be classified as assets held for sale. Such assets are properly reflected as assets held for sale in the financial statements included as part of this Quarterly Report.

During the third quarter of 2006 and through the date of this filing, we implemented various changes and improvements to our internal control over financial reporting relative to our real estate asset and lease incentive accounting processes and to our journal entry approval and financial statement close process. We eliminated our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating restatement adjustments recorded in connection with our historical financial statements by recording in our general ledger all of the restatement adjustments related to our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K (including ongoing effects of such adjustments to 2005 balances), which should reduce the likelihood of errors in our future consolidated financial statements by lessening our reliance upon such manually prepared spreadsheets in the financial statement close process. We have implemented improvements to our journal entry review and approval processes and enhanced controls over the recording and deleting of journal entries in our general ledger system which should reduce the likelihood of potential errors in future financial statements. We have also implemented revised approval procedures over signing of construction contracts and change orders to provide reasonable assurance that such matters are approved by management at appropriate levels in the Company.

We are also developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of GAAP. The first phase of this longer-term project has focused on the preparation of formal written policies and procedures with respect to accounting for building and tenant improvements. We have conducted and plan to provide additional training for our accounting staff and employees in our various divisional operating offices to educate our personnel with respect to the accounting adjustments that were made to the historical financial statements in our 2004 Annual Report and in our amended 2003 Annual Report and to the material weaknesses and other control deficiencies in our internal control over financial reporting that existed as of December 31, 2005. We also engaged a search firm to assist us with the process of hiring a Chief Accounting Officer (new position). During the fourth quarter of 2006, we plan to develop and implement additional procedures to ensure the proper classification of assets held for sale under SFAS No. 144 prior to the completion of our financial statement close process.

Since we have not yet completed and evaluated all of our planned remediation activities nor have been required to undertake an evaluation of our internal control over financial reporting since December 31, 2005, no assurances can be given that the material weaknesses described above have been sufficiently remediated as of the date of this filing. Our management is working closely with the audit committee to monitor the ongoing remediation of these material weaknesses.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described above, since we have not yet completed or evaluated all of our planned remediation activities relating to the material weaknesses described above, our CEO and CFO do not believe that that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In June, August, September and October 2006, we received assessments for state excise taxes and related interest amounting to approximately $4.5 million, related to periods 2002 through 2004, and may receive additional assessments for later periods, which we estimate could aggregate an additional approximate $1.1 million. We believe that we are not subject to such taxes and intend to vigorously dispute the assessment. Based on advice of counsel, we currently believe that any exposure for such taxes is not probable, and accordingly no provision for such taxes is reflected in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued 5,182 shares of Common Stock on July 18, 2006 upon the exchange of 50,000 warrants to purchase our Common Stock at a purchase price of $32.50 per share, 2,189 shares of Common Stock on August 21, 2006 upon the exchange of 30,000 warrants to purchase our Common Stock at a purchase price of $34.13 per share, 3,647 shares of Common Stock on September 12, 2006 upon the exchange of 40,000 warrants to purchase our Common Stock at a purchase price of $34.13 per share, 1,798 shares of Common Stock on September 26, 2006 upon the exchange of 20,000 warrants to purchase our Common Stock at a purchase price of $34.13 per share and 1,319 shares of Common Stock on September 28, 2006 upon the exchange of 10,000 warrants to purchase our Common Stock at a purchase price of $32.50 per share. All of such shares were issued to accredited investors in private transactions pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

We issued 1,028 shares of restricted stock on July 10, 2006 and 540 shares of restricted stock on September 1, 2006. We also issued 29,622 shares of Common Stock on August 15, 2006 upon the exercise or exchange of 184,217 outstanding stock options with a weighted average exercise price of $27.78 per share. All of such shares were issued to officers and/or directors in private transactions pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding our Annual Meeting of Stockholders held on August 3, 2006 is set forth in our Quarterly Report on Form 10-Q for the three months ended June 30, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

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

Date: November 7, 2006