Form 10-K
period 2006-12-31
HIGHWOODS PROPERTIES INC
filed 2007-03-01
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer   ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s Common Stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2006 was approximately $1.9 billion. As of February 15, 2007, there were 56,237,458 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed in connection with its Annual Meeting of Stockholders to be held May 18, 2007 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

HIGHWOODS PROPERTIES, INC.

PART I

We refer to (1) Highwoods Properties, Inc. as the "Company,” (2) Highwoods Realty Limited Partnership as the "Operating Partnership,” (3) the Company's common stock as "Common Stock," (4) the Company’s preferred stock as “Preferred Stock,” (5) the Operating Partnership's common partnership interests as "Common Units," (6) the Operating Partnership’s preferred partnership interests as “Preferred Units” and (7) in-service properties (excluding rental residential units) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.”

ITEM 1. BUSINESS

General

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that began operations through a predecessor in 1978. The Company completed its initial public offering in 1994 and its Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HIW.” We are one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2006, we:

•	wholly owned 322 in-service office, industrial and retail properties, encompassing approximately 26.9 million rentable square feet, and 109 rental residential units;

•

owned an interest (50.0% or less) in 70 in-service office and industrial properties, encompassing approximately 7.4 million rentable square feet, and 418 rental residential units. Five of these in-service office properties are consolidated at December 31, 2006 as more fully described in Notes 1 and 3 to the Consolidated Financial Statements;

•

wholly owned 719 acres of undeveloped land, approximately 435 acres of which are considered core holdings and which are suitable to develop approximately 5.3 million rentable square feet of office and industrial space;

•

were developing or re-developing 16 wholly owned properties comprising approximately 2.7 million square feet and 139 for-sale condominiums that were under construction or were completed but had not achieved 95% stabilized occupancy; and

•

were developing through 50.0% owned joint ventures (a) an office property of approximately 31,000 square feet that was completed in 2006 but had not achieved 95% stabilized occupancy and (b) a for-rent residential project comprising 332 units in three buildings.

The Company conducts substantially all of its activities through the Operating Partnership. Other than 22.4 acres of undeveloped land, 13 rental residential units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures (see Note 2 to the Consolidated Financial Statements), all of the Company’s assets are owned directly or indirectly by the Operating Partnership. The Company is the sole general partner of the Operating Partnership. At December 31, 2006, the Company owned all of the Preferred Units and 92.2% of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable by the holder for the cash value of one share of Common Stock or, at the Company's option, one share of Common Stock. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings that occurred in 1997 and 1998.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604 and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

Our business is the acquisition, development and operation of rental real estate properties. We operate office, industrial, retail and residential properties. There are no material inter-segment transactions. See Note 17 to the Consolidated Financial Statements for a summary of the rental income, net operating income and assets for each reportable segment.

In addition to this Annual Report, we file or furnish quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). All documents that we file or furnish with the SEC are made available as soon as reasonably practicable free of charge on our corporate website, which is http://www.highwoods.com. The information on this website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document. This website is only intended to be an inactive textual reference. You may also read and copy any document that we file or furnish at the public reference facilities of the SEC at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet (http://www.sec.gov). In addition, since some of our securities are listed on the NYSE, you can read similar information about us at the offices of the NYSE at 20 Broad Street, New York, New York 10005.

During 2006, we filed unqualified Section 303A certifications with the NYSE. We have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to our 2006 Annual Report.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties (including properties classified as held for sale) as of December 31, 2006:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,532,005	$26,486	6.79%	8.1
AT&T	672,986	12,701	3.25	2.1
PricewaterhouseCoopers	332,931	8,475	2.17	3.3
State of Georgia	360,683	7,252	1.86	3.2
T-Mobile USA	205,855	5,287	1.36	7.0
Syniverse Technologies, Inc.	198,750	4,581	1.17	9.8
US Airways	293,007	3,995	1.02	0.8
Volvo	278,940	3,974	1.02	3.3
Lockton Companies	151,076	3,713	0.95	8.2
Northern Telecom	246,000	3,651	0.94	1.2
SCI Services, Inc.	162,784	3,499	0.90	10.6
Metropolitan Life Insurance	174,944	3,437	0.88	7.0
BB&T	209,237	3,131	0.80	5.6
Fluor Enterprises, Inc.	147,041	2,658	0.68	4.8
Jacob’s Engineering Group, Inc.	181,794	2,535	0.65	9.0
Vanderbilt University	126,617	2,386	0.61	8.8
Lifepoint Corporate Services	122,703	2,351	0.60	4.5
Wachovia	97,792	2,109	0.54	3.3
Icon Clinical Research	101,249	2,066	0.53	6.1
The Martin Agency	118,518	2,038	0.52	10.3

Total (2)	5,714,912	$106,325	27.24%	5.8

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2006 multiplied by 12.
(2)	Excludes customers that may lease space in joint venture properties that are consolidated but are not Wholly Owned Properties.

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

Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge gives us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

•

selectively dispose of non-core properties in order to use the net proceeds to improve our balance sheet by reducing outstanding debt and Preferred Stock balances, to make new investments or for other purposes;

•	engage in the development of office and industrial projects in our existing geographic markets, primarily in suburban in-fill business parks; and

•	acquire selective suburban office and industrial properties in our existing geographic markets at prices below replacement cost that offer attractive returns.

Our capital recycling activities benefit from our local market presence and knowledge. Because our division officers have significant real estate experience in their respective markets, we believe that we are in a better position to evaluate capital recycling opportunities than many of our competitors. In addition, our relationships with our customers and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

The following table summarizes the changes in square footage in our in-service Wholly Owned Properties during the past three years:

	2006	2005	2004
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(2,982)	(4,641)	(1,263)
Contributions to Joint Ventures	—	—	(1,270	)(1)
Developments Placed In-Service (2)	33	713	141
Redevelopment/Other	(74)	(133)	(21)
Acquisitions	70	—	1,357	(1)

Net Change of In-Service Wholly Owned Properties	(2,953)	(4,061)	(1,056)

(1)	Includes 1,270,000 square feet of properties in Orlando, Florida acquired from MG-HIW, LLC in March 2004 and contributed to HIW-KC Orlando, LLC in June 2004.
(2)	We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We expect to meet our short- and long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by both the Company and the Operating Partnership;

•	the selective disposition of non-core land and other assets; and

•	private equity capital raised from unrelated joint venture partners involving the sale or contribution of our Wholly Owned Properties, development projects or development land.

Geographic Diversification. We do not believe that our operations are significantly dependent upon any particular geographic market. Today, including our various joint ventures, our portfolio consists primarily of office and industrial properties throughout the Southeast, retail and office properties in Kansas City, Missouri, including one significant mixed retail and office property, and office properties in Des Moines, Iowa.

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

As of December 31, 2006, the Company had 476 employees.

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

•

Competitive Properties. If our properties are not as attractive to tenants (in terms of rent, services, condition or location) as properties owned by our competitors, we could lose tenants to those properties or receive lower rental rates.

•

Renovation Costs. In order to maintain the quality of our properties and successfully compete against other properties, we periodically must spend money to maintain, repair and renovate our properties.

•

Customer Risk. Our performance depends on our ability to collect rent from our customers. Our financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business.

•

Reletting Costs. As leases expire, we try to either relet the space to the existing customer or attract a new customer to occupy the space. In either case, we likely will incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

•

Regulatory Costs. There are a number of government regulations, including zoning, tax and accessibility laws, that apply to the ownership and operation of our properties. Compliance with existing and newly adopted regulations may require us to incur significant costs on our properties.

•

Rising Operating Costs. Costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, can rise faster than our ability to increase rental income. While we do receive some additional rent from our tenants that is based on recovering a portion of operating expenses, generally increased operating expenses will negatively impact our net operating income. Our revenues and expense recoveries are subject to longer term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses.

•

Fixed Nature of Costs. Most of the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in such fixed operating expenses, such as increased real estate taxes or insurance costs, would reduce our net income.

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

Future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. Our acquisition investments may fail to perform in accordance with our expectations due to lease up risk, renovation cost risks and other factors. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all.

In addition to acquisitions, we periodically consider developing and constructing properties. Risks associated with development and construction activities include:

•	the unavailability of favorable financing;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service expense and construction costs; and

•	lower than anticipated occupancy rates and rents at a newly completed property causing a property to be unprofitable.

If new developments are financed through construction loans, there is a risk that, upon completion of construction, permanent financing for newly developed properties will not be available or will be available only on disadvantageous terms. Development activities are also subject to risks relating to our ability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

Illiquidity of real estate investments and the tax effect of dispositions could significantly impede our ability to sell assets or to respond to favorable or adverse changes in the performance of our properties. Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. In addition, we have a significant amount of mortgage debt under which we could incur significant prepayment penalties if such loans were paid off in connection with the sale of the underlying real estate assets. Such loans, even if assumed by a buyer rather than being paid off, could reduce the sale proceeds we receive if we sold such assets.

We intend to continue to sell some of our properties in the future. However, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether the price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

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

In addition, the sale of certain properties acquired in the J.C. Nichols Company merger in July 1998, including assets acquired in connection with Section 1031 exchanges with properties originally acquired in the J.C. Nichols Company merger, would require us to pay corporate-level tax under Section 1374 of the Internal Revenue Code on the built-in gain relating to such properties unless we sold such properties in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. This tax will no longer apply after July 2008 because we will have owned the assets for 10 years or more. As a result, we may choose not to sell these properties even if management determines that such a sale would otherwise be in the best interests of our stockholders. We have no current plans to dispose of any properties in a manner that would require us to pay corporate-level tax under Section 1374. However, we would consider doing so if our management determines that a sale of a property would be in our best interests based on consideration of a number of factors, including the price being offered for the property, the operating performance of the property, the tax consequences of the sale and other factors and circumstances surrounding the proposed sale.

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

The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have in some cases invested, and may continue to invest, as a partner or a co-venturer with one or more third parties. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might become bankrupt or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our instructions or requests or contrary to provisions in our joint venture agreements that could harm us.

Our insurance coverage on our properties may be inadequate. We carry comprehensive insurance on all of our properties, including insurance for liability, fire, windstorms, flood and business interruption. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our financial condition. Our existing property, casualty and liability insurance policies are scheduled to expire on June 30, 2007.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks normally associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, difficulty in complying with financial ratios and other covenants and the ability to refinance existing indebtedness. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt.

We generally do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions.

We may be subject to taxation as a regular corporation if we fail to maintain our REIT status. Our failure to qualify as a REIT for income tax purposes would have serious adverse consequences to our stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95.0% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90.0% of our REIT taxable income, excluding capital gains. The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service (“IRS”) might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would, therefore, have less cash available for investments or to pay dividends to stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, if we lost our REIT status, we would no longer be required to pay dividends to stockholders.

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

•

Preferred Stock. Our charter authorizes our Board of Directors to issue Preferred Stock in one or more classes and to establish the preferences and rights of any class of Preferred Stock issued. These actions can be taken without stockholder approval. The issuance of Preferred Stock could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders' best interest.

•

Staggered board. Our Board of Directors is divided into three classes. As a result, each director generally serves for a three-year term. This staggering of our Board may discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•

Maryland control share acquisition statute. Maryland's control share acquisition statute applies to us, which means that persons, entities or related groups that acquire more than 20% of our Common Stock may not be able to vote such excess shares under certain circumstances if such shares were acquired in one or more transactions not approved by at least two-thirds of our outstanding Common Stock held by disinterested stockholders.

•

Maryland unsolicited takeover statute. Under Maryland law, our Board of Directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders.

•

Anti-takeover protections of Operating Partnership agreement. Upon a change in control of the Company, the limited partnership agreement of the Operating Partnership requires certain acquirers to maintain an umbrella partnership real estate investment trust (“UPREIT”) structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Some change of control transactions involving the Company could require the approval of two-thirds of the limited partners of the Operating Partnership (other than the Company). These provisions may make a change of control transaction involving the Company more complicated and therefore might decrease the likelihood of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

•

Dilutive effect of stockholder rights plan. We have a stockholder rights plan, which is currently scheduled to expire on October 6, 2007, pursuant to which our existing stockholders would have the ability to acquire additional Common Stock at a significant discount in the event a person or group attempts to acquire us on terms that our Board of Directors does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for us or make an acquisition of us more difficult, even when an acquisition is in the best interest of our stockholders. The rights plan should not interfere with any merger or other business combination the Board of Directors approves since we may generally terminate the plan at any time at nominal cost.

Material weaknesses in our internal control over financial reporting could directly or indirectly cause a material misstatement of our financial statements. Additionally, no assurance can be provided that we will be able to prevent or detect material misstatements to our financial statements in the future. Material weaknesses in our internal control over financial reporting could cause a material misstatement of our financial statements. Our internal control over financial reporting was not effective at December 31, 2006. For a description of the material weaknesses that existed as of such date, see “Item 9A. Controls and Procedures.” Although we have taken various measures to improve our internal control over financial reporting, we have not yet completed all of our planned remediation activities. As a result, no assurance can be provided that we will be able to prevent or detect material misstatements to our financial statements in the future. Furthermore, because of the material weaknesses that have existed in our internal control over financial reporting, we cannot assure you that our disclosure controls and procedures are currently effective.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

As of December 31, 2006, we owned all of the ownership interests in 322 in-service office, industrial and retail properties, encompassing approximately 26.9 million rentable square feet, and 109 rental residential units, including 0.3 million rentable square feet with a net book value of $19.8 million that was classified as held for sale. The following table sets forth information about our Wholly Owned Properties (including properties classified as held for sale) and our development properties as of December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
	Rentable Square Feet		Percent Leased/ Pre-Leased	Rentable Square Feet		Percent Leased/ Pre-Leased
In-Service:
Office (1)	19,244,000		89.0%	21,412,000		87.5%
Industrial	6,281,000		91.7	6,977,000		92.4
Retail (2)	1,327,000		95.7	1,416,000		97.5

Total or Weighted Average	26,852,000	(3)	90.0%	29,805,000	(3)	89.1%

Development:
Completed—Not Stabilized (4)
Office (1)	504,000		62.8%	—		—
Industrial	418,000		44.0	—		—
Retail	—		—	9,600		87.0%

Total or Weighted Average	922,000		54.3%	9,600		87.0%

In Process (5)
Office (1)	1,357,000		55.3%	533,000		37.2%
Industrial	383,000		—	—		—
Retail	—		—	—		—
For Sale Residential (6)	139 units		—	—		—

Total or Weighted Average (3)	1,740,000		43.1%	533,000		37.2%

Total:
Office (1)	21,105,000			21,945,000
Industrial	7,082,000			6,977,000
Retail (2)	1,327,000			1,425,600

Total or Weighted Average (3) (5) (7)	29,514,000			30,347,600

(1)	Substantially all of our office properties are located in suburban markets.
(2)	Excludes 430,000 square feet of basement space in the Country Club Plaza and other Kansas City retail properties.
(3)	Rentable square feet excludes the 109 residential units.
(4)	We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied.
(5)	December 31, 2005 excludes a 156-unit multi-family residential property under development that was 50.0% owned and which was consolidated (see Notes 1, 2 and 4 to the Consolidated Financial Statements). This development commenced in late 2004 and was sold in late 2006.
(6)	In January 2007, we executed a joint venture agreement for this development. We now have a 93% interest and will consolidate this joint venture. There are currently 309 reservations for the 139 units. Reservations are fully refundable until mid 2007 at which time binding sales contracts will be accepted and non-refundable deposits will be retained. Residential units and reservation numbers are not part of the In-Process total or weighted average for square feet and pre-leasing percentage.
(7)	Excludes the following joint venture properties that are consolidated but are not Wholly Owned Properties: (1) one office property that was sold to SF-HIW Harborview Plaza, LP, a 20% owned joint venture, but which is accounted for as a financing under SFAS No. 66 and thus remains consolidated as described in Note 3 to the Consolidated Financial Statements, and (2) four office properties owned by Highwoods-Markel Associates, LLC, a 50% owned joint venture, which is consolidated beginning January 1, 2006, as described in Notes 1 and 2 to the Consolidated Financial Statements.

The following table sets forth geographic information about our in service Wholly Owned properties (including properties classified as held for sale) at December 31, 2006

	Rentable			Percentage of Annualized Cash Rental Revenue (1)
Market	Square Feet		Occupancy	Office	Industrial	Retail	Total
Raleigh, NC (2)	3,810,000		86.1%	14.6%	—	—	14.6%
Atlanta, GA	5,515,000		94.0	10.3	4.0%	—	14.3
Kansas City, MO	2,225,000	(3)	90.1	4.3	—	9.7%	14.0
Tampa, FL	2,332,000		97.7	13.2	—	—	13.2
Nashville, TN	2,876,000		91.6	13.0	—	—	13.0
Piedmont Triad, NC (4)	5,195,000		88.7	7.0	3.7	—	10.7
Richmond, VA	2,024,000		89.8	8.9	—	—	8.9
Memphis, TN	1,197,000		91.8	5.6	—	—	5.6
Greenville, SC	1,108,000		75.3	3.4	0.1	—	3.5
Orlando, FL	218,000		100.0	1.2	—	—	1.2
Columbia, SC	252,000		48.7	0.5	—	—	0.5
Other	100,000		73.6	0.5	—	—	0.5

Total (5)	26,852,000		90.0%	82.5%	7.8%	9.7%	100.0%

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2006 multiplied by 12.
(2)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(3)	Excludes 430,000 square feet of basement space in the Country Club Plaza and other Kansas City retail properties.
(4)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(5)	Excludes the following joint venture properties that are consolidated but are not Wholly Owned Properties: (1) one office property that was sold to SF-HIW Harborview Plaza, LP, a 20% owned joint venture, but which is accounted for as a financing under SFAS No. 66 and thus remains consolidated as described in Note 3 to the Consolidated Financial Statements, and (2) four office properties owned by Highwoods-Markel Associates, LLC, a 50% owned joint venture, which is consolidated beginning January 1, 2006, as described in Notes 1 and 2 to the Consolidated Financial Statements.

Development Land

We wholly owned 719 acres of development land as of December 31, 2006. We estimate that we can develop approximately 5.3 million square feet of office and industrial space on the approximately 435 acres that we consider core long term holdings for our future development needs. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office and industrial space in the area, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risks that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also develop properties other than office and industrial on certain parcels with unrelated joint venture partners. We consider approximately 284 acres of our development land at December 31, 2006 to be non-core assets because this land is not necessary for our foreseeable future development needs. We are actively working to dispose of such non-core development land through sales to other parties or contributions to joint ventures. Approximately 108 acres with a net book value of $14.4 million are under contract to be sold and are included in “Real estate and other assets, net, held for sale” in our Consolidated Balance Sheet at December 31, 2006.

Other Properties

As of December 31, 2006, we owned an interest (50.0% or less) in 70 in-service properties. These properties include primarily office and industrial buildings encompassing approximately 7.4 million rentable square feet and 418 rental residential units. The following table sets forth information about the stabilized in-service joint venture properties by segment and by geographic location at December 31, 2006:

	Rentable				Percentage of Annualized Cash Rental Revenue (1)
Market	Square Feet		Occupancy		Office	Industrial	Retail	Multi-Family	Total
Des Moines, Iowa	2,475,000	(2)	93.6	%(3)	28.4%	4.2%	1.0%	3.4%	37.0%
Orlando, Florida	1,686,000		94.7		27.2	—	—	—	27.2
Atlanta, Georgia	835,000		95.0		11.4	—	—	—	11.4
Kansas City, Missouri	721,000		82.2		8.8	—	—	—	8.8
Richmond, Virginia (4)	413,000		100.0		5.0	—	—	—	5.0
Raleigh, North Carolina (5)	455,000		99.6		3.7	—	—	—	3.7
Piedmont Triad, North Carolina (6)	364,000		100.0		3.6	—	—	—	3.6
Tampa, Florida (7)	205,000		100.0		2.0	—	—	—	2.0
Charlotte, North Carolina	148,000		100.0		0.8	—	—	—	0.8
Other	110,000		100.0		0.5	—	—	—	0.5

Total	7,412,000		94.3%		91.4%	4.2%	1.0%	3.4%	100.0%

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2006 multiplied by 12.
(2)	Excludes 418 residential units.
(3)	Excludes residential occupancy percentage of 95.9%.
(4)	We own a 50.0% interest in this joint venture (Highwoods-Markel Associates, LLC) which is consolidated (see Notes 1 and 2 to the Consolidated Financial Statements).
(5)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(6)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(7)	We own a 20.0% interest in this joint venture (SF-HIW Harborview Plaza, LP) which is consolidated (see Notes 1 and 3 to the Consolidated Financial Statements).

In addition to the properties described above, as of December 31, 2006, two joint ventures in which we hold 50.0% interests were developing a 332-unit residential property and had developed a 31,000 square foot office building that was completed but had not yet achieved stabilized occupancy. The following table sets forth information about these properties at December 31, 2006 ($ in thousands):

Property	% Ownership	Market	Rentable Square Feet	Anticipated Total Investment	Investment at 12/31/2006	Pre-leasing	Actual or Estimated Completion Date		Estimated Stabilization Date
Brickstone	50.0%	Des Moines	31,000	$5,149	$4,343	35%	4Q06		4Q07
Weston Lakeside	50.0%	Raleigh	332 units	33,200	31,104	43%	1Q07	(1)	1Q08

Total			31,000	$38,349	$35,447

(1)	Estimated Completion Date is the date the last unit is expected to be delivered; currently there are 136 units leased. In 2006, the Weston Lakeside joint venture entered into a contract to sell to a third party all of the assets, which sale occurred in February 2007, as described in more detail in Note 2 to the Consolidated Financial Statements.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our Wholly Owned Properties (including properties classified as held for sale but excluding residential units) as of December 31, 2006. The tables include (1) expirations of leases in properties that are completed but not yet stabilized and (2) the effects of any early renewals exercised by tenants as of December 31, 2006.

Office Properties (1):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2007(3)	1,554,029	9.0%	$28,027	$18.04	8.7%
2008	2,145,074	12.4	39,793	18.55	12.4
2009	2,799,327	16.1	53,375	19.07	16.5
2010	2,323,591	13.4	46,889	20.18	14.6
2011	2,804,723	16.2	51,220	18.26	15.9
2012	1,731,147	10.0	30,337	17.52	9.4
2013	838,925	4.8	15,145	18.05	4.7
2014	550,008	3.2	10,668	19.40	3.3
2015	667,412	3.8	13,427	20.12	4.2
2016	729,111	4.2	13,882	19.04	4.3
Thereafter	1,198,962	6.9	19,253	16.06	6.0

	17,342,309	100.0%	$322,016	$18.57	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
	($ in thousands)
2007(4)	1,011,155	17.0%	$5,807	$5.74	19.1%
2008	1,214,386	20.3	5,589	4.60	18.3
2009	961,855	16.2	5,226	5.43	17.1
2010	558,583	9.4	3,004	5.38	9.8
2011	639,024	10.8	3,123	4.89	10.2
2012	257,895	4.3	1,287	4.99	4.2
2013	166,289	2.8	1,032	6.21	3.4
2014	212,965	3.6	1,151	5.40	3.8
2015	169,882	2.9	695	4.09	2.3
2016	264,597	4.5	883	3.34	2.9
Thereafter	486,150	8.2	2,724	5.60	8.9

	5,942,781	100.0%	$30,521	$5.14	100.0%

(1)	Excludes the following joint venture properties that are consolidated but are not Wholly Owned Properties: (1) one office property that was sold to SF-HIW Harborview Plaza, LP, a 20% owned joint venture, but which is accounted for as a financing under SFAS No. 66 and thus remains consolidated as described in Note 3 to the Consolidated Financial Statements and (2) four office properties owned by Highwoods-Markel Associates, LLC, a 50% owned joint venture, which is consolidated beginning January 1, 2006, as described in Notes 1 and 2 to the Consolidated Financial Statements.
(2)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2006 multiplied by 12.
(3)	Includes 68,000 square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.
(4)	Includes 86,000 square feet of leases that are on a month-to-month basis, which represent 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
	($ in thousands)
2007(2)	65,255	5.1%	$1,771	$27.14	4.7%
2008	126,550	10.0	3,658	28.91	9.7
2009	142,868	11.3	4,032	28.22	10.7
2010	98,944	7.8	3,438	34.75	9.1
2011	71,009	5.6	2,075	29.22	5.5
2012	143,793	11.3	4,322	30.06	11.5
2013	55,903	4.4	2,174	38.89	5.8
2014	86,274	6.8	1,673	19.39	4.4
2015	130,127	10.2	4,232	32.52	11.2
2016	67,224	5.3	2,639	39.26	7.0
Thereafter	281,837	22.2	7,653	27.15	20.4

	1,269,784	100.0%	$37,667	$29.66	100.0%

Total (3):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
	($ in thousands)
2007(4)	2,630,439	10.7%	$35,605	$13.54	9.1%
2008	3,486,010	14.2	49,040	14.07	12.6
2009	3,904,050	16.0	62,633	16.04	16.0
2010	2,981,118	12.1	53,331	17.89	13.7
2011	3,514,756	14.3	56,418	16.05	14.4
2012	2,132,835	8.7	35,946	16.85	9.2
2013	1,061,117	4.3	18,351	17.29	4.7
2014	849,247	3.5	13,492	15.89	3.5
2015	967,421	3.9	18,354	18.97	4.7
2016	1,060,932	4.3	17,404	16.40	4.5
Thereafter	1,966,949	8.0	29,630	15.06	7.6

	24,554,874	100.0%	$390,204	$15.89	100.0%

(1)	Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2006 multiplied by 12.
(2)	Includes 3,000 square feet of leases that are on a month-to-month basis or less than 0.1% of total annualized cash rental revenue.
(3)	Excludes the following joint venture properties that are consolidated but are not Wholly Owned Properties: (1) one office property that was sold to SF-HIW Harborview Plaza, LP, a 20% owned joint venture, but which is accounted for as a financing under SFAS No. 66 and thus remains consolidated as described in Note 3 to the Consolidated Financial Statements and (2) four office properties owned by Highwoods-Markel Associates, LLC, a 50% owned joint venture, which is consolidated beginning January 1, 2006, as described in Notes 1 and 2 to the Consolidated Financial Statements.
(4)	Includes 157,000 square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

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

In June, August, September and October 2006, we received assessments for state excise taxes and related interest amounting to approximately $4.5 million, related to periods 2002 through 2004. We believe that we are not subject to such taxes and have vigorously disputed the assessment. Based on the advice of counsel concerning the status of settlement discussions and on our own analysis, we currently believe it is probable that all excise tax assessments, including potential assessments for 2005 and 2006, can be settled by the payment of franchise taxes of approximately $0.5 million, and in the fourth quarter of 2006 such amount was accrued and charged to operating expenses. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006.

As previously disclosed, the SEC’s Division of Enforcement issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. In November 2006, the Company was informed that the SEC’s Division of Enforcement had closed its investigation and was not taking any action with respect to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our executive officers:

Name	Age	Position and Background
Edward J. Fritsch	48	Director, President and Chief Executive Officer.
		Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch serves on the University of North Carolina’s Board of Visitors, the Board of Trustees of St. Timothy’s Episcopal School and the Board of Directors of the YMCA of the Triangle.

Michael E. Harris	57	Executive Vice President and Chief Operating Officer.
		Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Memphis, Nashville, Kansas City and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a member of the Advisory Board of Directors of SouthTrust Bank of Memphis and Allen & Hoshall, Inc.

Terry L. Stevens	58	Vice President and Chief Financial Officer.
		Prior to joining us in December 2003, Mr. Stevens was executive vice president, chief financial officer and trustee for Crown American Realty Trust, a public REIT. Before joining Crown American Realty Trust, Mr. Stevens was director of financial systems development at AlliedSignal, Inc., a large multi-national manufacturer. Mr. Stevens was also an audit partner with Price Waterhouse for approximately seven years. Mr. Stevens currently serves as trustee, chairman of the Audit Committee and member of the Investment and Finance Committee of First Potomac Realty Trust, a public REIT. Mr. Stevens is a member of the American and the Pennsylvania Institutes of Certified Public Accountants.

Gene H. Anderson	61	Director, Senior Vice President and Regional Manager.
		Mr. Anderson has been a senior vice president since our combination with Anderson Properties, Inc. in February 1997, and in July 2006 became Executive Vice President of Highwoods Development, LLC, a taxable subsidiary of the Company formed to pursue the development of office and industrial properties for existing customers in core and non-core markets. Additionally, Mr. Anderson manages our Atlanta operations and oversees our Triad operations. Mr. Anderson served as president of Anderson Properties, Inc. from 1978 to February 1997. Mr. Anderson was past president of the Georgia chapter of the National Association of Industrial and Office Properties and is a national board member of the National Association of Industrial and Office Properties.

Name	Age	Position and Background
Michael F. Beale	53	Senior Vice President and Regional Manager.
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

Mack D. Pridgen III	57	Vice President, General Counsel and Secretary.
		Prior to joining us in 1997, Mr. Pridgen was a partner with Smith Helms Mulliss & Moore, L.L.P. and prior to that a partner with Arthur Andersen & Co. Mr. Pridgen is an attorney and a certified public accountant.

W. Brian Reames	43	Senior Vice President and Regional Manager.
		Mr. Reames became senior vice president and regional manager in August 2004. Mr. Reames manages our Nashville and oversees our Memphis, Greenville and Columbia operations. Prior to that, Mr. Reames was vice president responsible for the Nashville division, a position he held since 1999. Mr. Reames was a partner and owner at Eakin & Smith, Inc., a Nashville-based office real estate firm, from 1989 until its merger with us in 1996. Mr. Reames is a past Nashville chapter President of the National Association of Industrial and Office Properties. He is currently serving on the Board of Directors of H.G. Hill Realty and the Nashville Zoo and as President of the Board of Trustees at Harding Academy in Nashville, Tennessee.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NYSE under the symbol "HIW." The following table sets forth the quarterly high and low stock prices per share reported on the NYSE for the quarters indicated and the dividends paid per share during such quarter.

	2006			2005
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$34.77	$29.20	$.425	$27.82	$24.27	$.425
June 30	36.18	29.56	.425	30.54	26.15	.425
September 30	38.15	35.39	.425	31.86	28.43	.425
December 31	41.31	36.40	.425	29.91	26.72	.425

On February 15, 2007, the last reported stock price of our Common Stock on the NYSE was $45.70 per share and we had 1,574 common stockholders of record.

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT Equity REIT Index. In 2006, the National Association of Real Estate Investment Trusts replaced the equity index previously used by us in our performance graph with the FTSE NAREIT Equity REIT Index. FTSE Group is an independent company whose sole business is the creation and management of indexes and associated data services. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2001 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Index includes all REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Highwoods Properties, Inc.	100.00	93.74	117.04	136.77	149.32	224.80
S&P 500	100.00	77.90	100.25	111.16	116.61	135.03
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
FTSE NAREIT Equity REIT Index	100.00	103.82	142.37	187.33	210.12	283.78

The performance graph is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company or the Operating Partnership under the Securities Act of 1933 or the Securities Exchange Act of 1934.

We intend to continue to pay quarterly dividends to holders of shares of Common Stock and make distributions to holders of Common Units. Future dividends and distributions will be at the discretion of the Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual dividend requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources –Stockholder Dividends.”

During 2006, cash dividends on Common Stock totaled $1.70 per share, $0.97 of which represented return of capital for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.24 per share in 2005. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes.

During the fourth quarter of 2006, we did not issue any Common Stock that was not registered under the Securities Act of 1933 nor did we repurchase any Common Stock or Preferred Stock.

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

The Company has an Employee Stock Purchase Plan for all active employees, under which participants may contribute up to 25.0% of their compensation for the purchase of Common Stock. Generally, at the end of each three-month offering period, each participant's account balance is applied to acquire newly issued shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter.

Information about our equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 18, 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 is derived from the Company’s audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2004, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 is derived from previously issued financial statements and, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), results and balance sheet data for the years ended December 31, 2005, 2004, 2003 and 2002 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2006 which qualified for discontinued operations presentation. The information in the following table should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included herein ($ in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004	2003	2002
Rental and other revenues	$416,798	$396,075	$389,587	$414,745	$424,354

Income from continuing operations	$36,465	$27,728	$21,044	$7,906	$32,780

Income/(loss) from continuing operations available for common stockholders	$17,599	$(3,782)	$(9,808)	$(22,946)	$1,928

Net income	$53,744	$62,458	$41,577	$42,649	$80,052

Net income available for common stockholders	$34,878	$30,948	$10,725	$11,797	$49,200

Net income per common share – basic:
Income/(loss) from continuing operations	$0.32	$(0.07)	$(0.18)	$(0.43)	$0.04
Net income	$0.64	$0.58	$0.20	$0.22	$0.93

Net income per common share – diluted:
Income/(loss) from continuing operations	$0.31	$(0.07)	$(0.18)	$(0.43)	$0.04
Net income	$0.62	$0.58	$0.20	$0.22	$0.93

Dividends declared per common share	$1.70	$1.70	$1.70	$1.86	$2.34

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$2,844,853	$2,908,978	$3,239,658	$3,513,224	$3,745,269
Total mortgages and notes payable	$1,465,129	$1,471,616	$1,572,574	$1,718,274	$1,796,167
Financing obligations	$35,530	$34,154	$65,309	$125,777	$122,666
Co-venture obligation	—	$—	$—	$—	$43,511

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Annual Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading "Business." You can identify forward-looking statements by our use of forward-looking terminology such as "may,” "will,” "expect,” "anticipate,” "estimate,” "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

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

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of December 31, 2006, we owned or had an interest in 392 in-service office, industrial and retail properties, encompassing approximately 34.3 million square feet, which includes seven in-service office and industrial development properties that had not yet reached 95% stabilized occupancy aggregating approximately 953,000 square feet, and 527 rental residential units. As of that date, we also owned development land and other properties under development as described under ”Business” above. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

Results of Operations

Approximately 82% of our rental and other revenue from continuing operations in 2006 was derived from our office properties. As a result, while we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since approximately 65% of our annualized revenues from office properties come from properties located in Florida, Georgia, North Carolina and Tennessee, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The average rental rate per square foot on second generation and renewal leases signed in our Wholly Owned Properties compared to the rent under the previous leases (based on straight line rental rates) was 2.5% higher in 2006, 2.2% lower in 2005 and 1.5% lower in 2004. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues.

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation. Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

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

Because we are a REIT, we are required under the federal tax laws to distribute at least 90.0% of our REIT taxable income, excluding capital gains, to our stockholders. We generally use rents received from customers and proceeds from sales of non-core development land to fund our operating expenses, recurring capital expenditures and stockholder dividends. To fund property acquisitions, development activity or building renovations, we may sell other assets and may incur debt from time to time. As of December 31, 2006, we had $741.6 million of secured debt outstanding and $723.5 million of unsecured debt outstanding. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our credit facilities.

On January 31, 2007, we obtained a $150 million unsecured non-revolving credit facility. This facility has an initial term of six months and can be extended at our option for two additional three-month periods provided we are not in default. This facility has identical interest rate terms and financial covenants as our revolving credit facility. We currently plan to repay all amounts outstanding under the non-revolving facility with proceeds from newly issued secured or unsecured debt. As of February 15, 2007, we had borrowed $60.0 million on the non-revolving facility.

As of December 31, 2006 and February 15, 2007, we had approximately $113 million and $216 million, respectively, of additional combined borrowing availability under our existing unsecured credit facilities and under our secured revolving construction credit facility.

Our credit facilities and the indenture governing our outstanding long-term unsecured debt securities require us to satisfy various operating and financial covenants and performance ratios. As a result, to ensure that we do not violate the provisions of these debt instruments, we may from time to time be limited in undertaking certain activities that may otherwise be in the best interest of our stockholders, such as repurchasing capital stock, acquiring additional assets, increasing the total amount of our debt or increasing stockholder dividends. We review our current and expected operating results, financial condition and planned strategic actions on an ongoing basis for the purpose of monitoring our continued compliance with these covenants and ratios. Any unwaived event of default could result in an acceleration of some or all of our debt, severely restrict our ability to incur additional debt to fund short- and long-term cash needs or result in higher interest expense.

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

RESULTS OF OPERATIONS

Comparison of 2006 to 2005

The following table sets forth information regarding our results of operations for the years ended December 31, 2006 and 2005 ($ in millions). As noted above and as more fully described in Note 1 to the Consolidated Financial Statements, as required by SFAS No. 144, results for the year ended December 31, 2005 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2006 which qualified for discontinued operations presentation.

	Years Ended December 31,		2006 to 2005
	2006	2005	$ Change	% Change
Rental and other revenues	$416.8	$396.1	$20.7	5.2%
Operating expenses:
Rental property and other expenses	153.5	141.6	11.9	8.4
Depreciation and amortization	115.0	109.6	5.4	4.9
Impairment of assets held for use	2.6	7.6	(5.0)	(65.8)
General and administrative	37.3	33.0	4.3	13.0

Total operating expenses	308.4	291.8	16.6	5.7

Interest expense:
Contractual	94.2	98.7	(4.5)	(4.6)
Amortization of deferred financing costs	2.4	3.4	(1.0)	(29.4)
Financing obligations	4.2	5.0	(0.8)	(16.0)

	100.8	107.1	(6.3)	(5.9)

Other income/(expense):
Interest and other income	7.0	7.1	(0.1)	(1.4)
Settlement of bankruptcy claim	1.6	—	1.6	100.0
Loss on debt extinguishments	(0.5)	(0.5)	—	—

	8.1	6.6	1.5	22.7

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	15.7	3.8	11.9	313.2
Gains on disposition of property, net	16.2	14.1	2.1	14.9
Minority interest	(2.2)	0.5	(2.7)	(540.0)
Equity in earnings of unconsolidated affiliates	6.8	9.3	(2.5)	(26.9)

Income from continuing operations	36.5	27.7	8.8	31.8
Discontinued operations:
Income from discontinued operations, net of minority interest	3.4	11.5	(8.1)	(70.4)
Gains, net of impairments, on sales of discontinued operations, net of minority interest	13.9	23.2	(9.3)	(40.1)

	17.3	34.7	(17.4)	(50.2)

Net income	53.8	62.4	(8.6)	(13.8)
Dividends on preferred stock	(17.1)	(27.2)	10.1	37.1
Excess of preferred stock redemption cost over carrying value	(1.8)	(4.3)	2.5	58.1

Net income available for common stockholders	$34.9	$30.9	$4.0	12.9%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2006 as compared to 2005, the contribution from developed properties placed in service in the latter part of 2005 and in 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in lease termination fees from 2005 to 2006 and the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

As of the date of this filing, we continue to see modest improvements in employment trends in most of our markets and an improving economic climate in the Southeast. There has been modest but steady positive absorption of office space in most of our markets during the past year. Also, we expect to deliver approximately 1.1 million square feet of new office and industrial development properties by the end of 2007, which are 38% pre-leased (weighted based on investment) as of December 31, 2006. We have sold and expect to sell additional non-core properties in 2007 that will probably be classified as discontinued operations.

Rental Property and Other Expenses

The increase in rental and other operating expenses primarily was a result of general inflationary increases in certain operating expenses, such as salaries, benefits, utility costs and real estate taxes, expenses of developed properties placed in service in the latter part of 2005 and 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease in operating expenses as a result of the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

Operating margin, defined as rental and other revenue less rental property and other expenses expressed as a percentage of rental and other revenues, decreased from 64.3% in 2005 to 63.2% in 2006. This decrease in margin was primarily caused by operating expenses increasing from inflationary pressures at a higher rate than our rental revenues and operating cost recoveries.

We expect rental and other operating expenses to increase in 2007 as compared to 2006 from anticipated inflationary increases in certain fixed operating expenses, particularly higher utility costs, and by operating expenses of the development properties placed in service during 2006 and 2007.

The increase in depreciation and amortization is primarily a result of the contribution from developed properties placed in service in the latter part of 2005 and in 2006 and the consolidation of the Markel joint venture effective January 1, 2006, as discussed in Note 1 to the Consolidated Financial Statements. These increases were partly offset by a decrease related to the recognition of Eastshore as a completed sale which occurred in the third quarter of 2005.

For 2006, one office property had indicators of impairment where the carrying value exceeded the sum of the estimated undiscounted future cash flows. Therefore, an impairment of assets held for use of $2.6 million was recorded in the year ended December 31, 2006. For 2005, one land parcel and one office property had indicators of impairment where the carrying value exceeded the sum of estimated undiscounted future cash flows. Therefore, impairments of assets held for use aggregating $7.6 million were recorded in the year ended December 31, 2005.

The increase in general and administrative expenses was primarily related to higher annual and long-term incentive compensation costs and from deferred compensation, a portion of which is recognized based on increases in the total return on our Common Stock, which was 50.6% in 2006, higher salary and fringe benefit costs from annual employee wage and salary increases, inflationary effects on other general and administrative expenses and costs related to the retirement of a certain officer at June 30, 2006.

In 2007, general and administrative expenses are expected to decrease slightly as the total return-based equity incentive compensation and deferred compensation costs are expected to be lower than in 2006, partly offset by anticipated inflationary increases in non-equity compensation, benefits and other costs.

Interest Expense

The decrease in contractual interest was primarily due to a decrease in average borrowings from $1,511 million in the year ended December 31, 2005 to $1,441 million in the year ended December 31, 2006, partially offset by an increase in weighted average interest rates on outstanding debt from 6.80% in the year ended December 31, 2005 to 6.92% in the year ended December 31, 2006. In addition, capitalized interest in 2006 was approximately $2.1 million higher compared to 2005 due to increased development activity and higher average construction and development costs. Interest allocated to discontinued operations was $1.2 million in 2005 compared to $0.6 million in 2006.

The decrease in amortization of deferred financing costs was primarily related to obtaining the new revolving credit facility in May 2006, as discussed further in the Note 5 to the Consolidated Financial Statements, resulting in a reduction of amortization of deferred financing costs of approximately $1.0 million from 2005 to 2006.

The decrease in interest from financing obligations was primarily a result of the completed sale of three buildings in Richmond, Virginia (the Eastshore transaction) in the third quarter of 2005 and the elimination of the related financing obligation. Partly offsetting this decrease was an increase in 2006 related to SF-HIW Harborview

Plaza LP primarily from amortization of the option discount, as described in Note 3 to the Consolidated Financial Statements.

Total interest expense is expected to decline in 2007 primarily from lower average interest rates as a result of completed and planned debt refinancings in late 2006 and early 2007 at rates that are lower than the prior debt and higher capitalized interest from increased development project costs in 2007 compared to 2006. Average debt balances are not expected to vary materially from 2006 in 2007 since we generally expect to fund costs associated with our development activity in 2007 with proceeds from property dispositions.

Settlement of Bankruptcy Claim

In 2006, we received a settlement of a bankruptcy claim in the amount of $1.6 million related to leases with a former tenant that were terminated in 2003. See Note 18 to the Consolidated Financial Statements for further discussion.

Loss on Debt Extinguishments

In 2006, we had $0.5 million from losses on early extinguishments of debt, including our old revolving credit facility and bank term loan, which were paid off in the second quarter of 2006 upon the closing of our new revolving credit facility. The $0.5 million of loss in 2005 relates to loans that were paid off early in 2005 from proceeds raised from disposition activities.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $16.2 million in the year ended December 31, 2006 compared to $14.1 million for the year ended December 31, 2005; the components of net gains are described in Note 4 to the Consolidated Financial Statements. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest changed from $0.5 million of income in the year ended December 31, 2005 to $2.2 million of expense in the year ended December 31, 2006. In 2005, the Operating Partnership had a loss from continuing operations after Preferred Unit distributions which caused minority interest income. In 2006, the Operating Partnership had income from continuing operations after Preferred Unit distributions, resulting in minority interest expense related to the Operating Partnership. In addition, minority interest in 2006 includes $0.6 million from the consolidation of the Markel joint venture, the accounting for which changed from equity method to consolidation effective January 1, 2006, as described in Note 1 to the Consolidated Financial Statements.

The decrease in equity in earnings of unconsolidated affiliates primarily resulted from the consolidation of the Markel joint venture in 2006, and from $0.7 million of our share of a loss on early debt extinguishment from refinancing of loans in the Des Moines joint ventures in the third quarter of 2006. The Markel joint venture contributed $0.8 million to equity in earnings of unconsolidated affiliates during the year ended December 31, 2005. In addition, capitalization of interest ceased and full depreciation commenced beginning December 2005 for the office property in the Plaza Colonnade, LLC joint venture which caused an approximate $0.6 million reduction in equity in earnings of unconsolidated affiliates in 2006 compared to 2005.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $17.3 million and $34.7 million as discontinued operations for the year ended December 31, 2006 and 2005, respectively. These amounts relate to 7.6 million square feet of office and industrial properties and 202 residential units sold during 2005 and 2006 and 0.3 million square feet of property held for sale at December 31, 2006. These amounts include net gains on the sale of these properties of $13.9 million and $23.2 million in the year ended December 31, 2006 and 2005, respectively.

Preferred Stock Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

The decreases in Preferred Stock dividends and excess of Preferred Stock redemption costs over carrying value were due to the redemptions of $130.0 million of Preferred Stock in the third quarter of 2005 and $50.0 million of Preferred Stock in the first quarter of 2006.

Net Income and Net Income Allocable to Common Stockholders

We recorded net income of $53.8 million in 2006 compared to $62.4 million in 2005, and net income allocable to common stockholders of $34.9 million in 2006 compared to $30.9 million in 2005; these changes resulted from the various factors described above.

Comparison of 2005 to 2004

The following table sets forth information regarding our results of operations for the years ended December 31, 2005 and 2004 ($ in millions). As noted above and as more fully described in Note 1 to the Consolidated Financial Statements, as required by SFAS No. 144, results for the years ended December 31, 2005 and 2004 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2006 which qualified for discontinued operations presentation.

	Years Ended December 31,		2005 to 2004
	2005	2004	$ Change	% Change
Rental and other revenues	$396.1	$389.6	$6.5	1.7%
Operating expenses:
Rental property and other expenses	141.6	137.9	3.7	2.7
Depreciation and amortization	109.6	108.8	0.8	0.7
Impairment of assets held for use	7.6	—	7.6	100.0
General and administrative	33.0	41.5	(8.5)	(20.5)

Total operating expenses	291.8	288.2	3.6	1.2

Interest expense:
Contractual	98.7	104.8	(6.1)	(5.8)
Amortization of deferred financing costs	3.4	3.7	(0.3)	(8.1)
Financing obligations	5.0	10.0	(5.0)	(50.0)

	107.1	118.5	(11.4)	(9.6)

Other income/(expense):
Interest and other income	7.1	6.1	1.0	16.4
Settlement of bankruptcy claim	—	14.4	(14.4)	(100.0)
Loss on debt extinguishments	(0.5)	(12.4)	11.9	96.0

	6.6	8.1	(1.5)	(18.5)

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	3.8	(9.0)	12.8	142.2
Gains on disposition of property, net	14.1	21.6	(7.5)	(34.7)
Minority interest	0.5	1.0	(0.5)	(50.0)
Equity in earnings of unconsolidated affiliates	9.3	7.4	1.9	25.7

Income from continuing operations	27.7	21.0	6.7	31.9
Discontinued operations:
Income from discontinued operations, net of minority interest	11.5	17.7	(6.2)	(35.0)
Gains, net of impairments, on sales of discontinued operations, net of minority interest	23.2	2.8	20.4	728.6

	34.7	20.5	14.2	69.3

Net income	62.4	41.5	20.9	50.4
Dividends on preferred stock	(27.2)	(30.8)	3.6	11.7
Excess of preferred stock redemption cost over carrying value	(4.3)	—	(4.3)	(100.0)

Net income available for common stockholders	$30.9	$10.7	$20.2	188.8%

Rental and Other Revenues

The $6.5 million increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2005 compared to 2004, revenues contributed from new development properties placed in service during the second half of 2005, and higher termination fee income in 2005. These positive increases were partially offset by a reduction in revenues from sold properties that were not classified as discontinued operations.

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

The $8.5 million decrease in general and administrative expenses in 2005 as compared to 2004 primarily relates to (1) $4.6 million recognized in 2004 in connection with a retirement package for our former chief executive officer (see Note 18 to the Consolidated Financial Statements) and (2) a $5.4 million decrease in 2005 compared to 2004 primarily relating to costs of personnel, consultants and our independent auditors in connection with (a) the initial implementation of Section 404 of the Sarbanes-Oxley Act in 2004, (b) evaluation of a strategic transaction in 2004, and (c) the preparation and audit of the restated Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. These decreases were partially offset by $1.6 million net increase primarily related to higher long-term incentive compensation costs, salary and fringe benefit costs and other costs.

Interest Expense

The $6.1 million decrease in contractual interest was primarily due to a decrease in average borrowings from $1,657 million in 2004 to $1,508 million in 2005, partially offset by an increase in weighted average interest rates on outstanding debt from 6.46% in 2004 to 6.76% in 2005. The decrease in average debt balances outstanding in 2005 was primarily due to the debt reductions made during 2005 as described in Note 5 to the Consolidated Financial Statements. In addition, capitalized interest in 2005 was approximately $1.9 million higher compared to 2004 due to increased development activity and higher average construction and development costs.

The $5.0 million decrease in interest expense on financing obligations was primarily a result of the purchase of our partner’s interest in the Orlando City Group properties in MG-HIW, LLC on March 2, 2004 which eliminated the requirement to record financing obligation interest expense with respect to the Orlando City Group properties after that date (see Note 3 to the Consolidated Financial Statements).

Other Income/Expense

In 2004, we received net proceeds of $14.4 million as a result of the settlement of the bankruptcy of WorldCom (See Note 18 to our Consolidated Financial Statements for further discussion on this settlement).

Loss on debt extinguishments decreased $11.9 million from $12.4 million in 2004 to $0.5 million in 2005. In 2004, a $12.3 million loss was recorded related to the retirement of the Exercisable Put Option Notes described in Note 5 to the Consolidated Financial Statements. The $0.5 million of loss in 2005 relates to certain of our loans that were paid off early in 2005 from proceeds raised from disposition activities.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $14.1 million in 2005 compared to $21.6 million in 2004; the components of net gains are described in Note 4 to the Consolidated Financial Statements. Gains and impairments are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period.

Minority interest decreased from $1.0 million of income in the year ended December 31, 2004 to $0.5 million of income in the year ended December 31, 2005 due to a corresponding decrease in the Operating Partnership’s loss from continuing operations after Preferred Unit distributions.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $34.7 million and $20.5 million, net of minority interest, as discontinued operations for the years ended December 31, 2005 and 2004, respectively. These assets classified as discontinued operations comprise 8.9 million square feet of office and industrial properties and 290 residential units sold during 2006, 2005 and 2004 and 0.3 million square feet of property held for sale at December 31, 2006. These amounts include gains, net of impairments, of discontinued operations of $23.2 million and $2.8 million, net of minority interest, in the years ended December 31, 2005 and 2004, respectively; the components of net gains are set out in Note 4 to the Consolidated Financial Statements.

Preferred Stock Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

We recorded $27.2 million and $30.8 million in Preferred Stock dividends in 2005 and 2004, respectively. The reduction was due to the redemption of $130.0 million of Preferred Stock in the third quarter of 2005. In connection with the redemption of Preferred Stock, the $4.3 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in 2005 in accordance with EITF Topic D-42.

Net Income and Net Income Allocable to Common Stockholders

We recorded net income of $62.4 million in 2005 compared to $41.5 million in 2004, and net income allocable to common stockholders of $30.9 million in 2005 compared to $10.7 million in 2004; these changes resulted from the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows from 2005 to 2006 ($ in thousands):

	Years Ended December 31,
	2006	2005	Change
Cash Provided by Operating Activities	$145,525	$154,133	$(8,608)
Cash Provided by Investing Activities	64,734	200,925	(136,191)
Cash Used in Financing Activities	(194,781)	(378,328)	183,547

Total Cash Flows	$15,478	$(23,270)	$38,748

In calculating cash flow from operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a significant positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

Cash used in financing activities generally relates to stockholder dividends, distributions on Common Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund stockholder dividends and Common Unit distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The decrease of $8.6 million in cash provided by operating activities in the year ended December 31, 2006 compared to the same period in 2005 was primarily the result of lower cash flows from net income adjusted for changes in depreciation and gains and impairments, partially offset by a $1.8 million increase from net changes in operating assets and liabilities.

The decrease of $136.2 million in cash provided by investing activities in the year ended December 31, 2006 compared to the same period in 2005 was primarily a result of a $110.7 million decrease in proceeds from dispositions of real estate assets and a $54.3 million increase in additions to real estate assets and deferred leasing costs. Partly offsetting these decreases was an increase of $24.2 million in other investing activities that resulted from a collateral substitution on a secured note pursuant to which the lender refunded $11.8 million in restricted cash in 2006, which had been paid in 2005, and an increase of $7.1 million in distributions of capital from unconsolidated affiliates as a result of a refinancing of debt in 2006, as described in Note 2 to the Consolidated Financial Statements.

The decrease of $183.5 million in cash used in financing activities in the year ended December 31, 2006 was primarily a result of a decrease of $80.0 million in redemptions of Preferred Stock from 2005 to 2006, a $70.7 million reduction in net paydowns on our revolving credit facility and mortgages and notes payable, a decrease of $10.2 million in Preferred Stock dividends resulting from our Preferred Stock redemptions, and an increase of $41.2 million in net proceeds from the sale of Common Stock due to the exercise of stock options during 2006, as described in Note 6 to the Consolidated Financial Statements.

During 2007, we expect to have positive cash flows from operating activities. The net cash flows from investing activities in 2007 are expected to be negative as cash inflows from property dispositions and joint ventures are expected to be less than cash used for development, capitalized leasing and tenant improvement costs. Net cash flows from operating and investing activities combined in 2007 are expected to be positive and, together with positive financing cash flows from new debt borrowings or other sources, will be used to pay stockholder and unitholder distributions, scheduled debt maturities, principal amortization payments and any other reductions of debt and Preferred Stock balances (see Note 9 to the Consolidated Financial Statements).

Capitalization

The following table sets forth our capitalization as of December 31, 2006 and December 31, 2005 (in thousands, except per share amounts):

	December 31, 2006	December 31, 2005
Mortgages and notes payable, at recorded book value	$1,465,129	$1,471,616
Financing obligations	$35,530	$34,154
Preferred Stock, at liquidation value	$197,445	$247,445
Common Stock and Common Units outstanding	60,944	59,479
Per share stock price at period end	$40.76	$28.45
Market value of Common Stock and Common Units	$2,484,077	$1,692,178

Total market capitalization with debt	$4,182,181	$3,445,393

Based on our total market capitalization of approximately $4.2 billion at December 31, 2006 (at the December 31, 2006 per share stock price of $40.76 and assuming the redemption for shares of Common Stock of the approximate 4.7 million Common Units not owned by the Company), our mortgages and notes payable represented 35.0% of our total market capitalization. Mortgages and notes payable at December 31, 2006 was comprised of $741.6 million of secured indebtedness with a weighted average interest rate of 6.78% and $723.5 million of unsecured indebtedness with a weighted average interest rate of 6.79%. As of December 31, 2006, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources—Current and Future Cash Needs.”

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2006 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Mortgages and Notes Payable (1) (8)	$1,872,591	$532,483	$173,316	$247,646	$55,656	$55,656	$807,834
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation (2) (8)	20,005	—	—	—	—	—	20,005
Tax Increment Financing obligation (3) (8)	28,365	2,182	2,182	2,182	2,182	2,182	17,455
Capitalized ground lease obligation (8)	2,003	52	52	52	52	52	1,743
Capitalized lease obligations (4)	481	252	188	41	—	—	—
Purchase Obligations:
Completion contracts (5)	125,380	96,420	28,960	—	—	—	—
Operating Lease Obligations:
Land leases (5)	51,191	1,063	1,079	1,119	1,137	1,157	45,636
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonnade lease guarantee (5)	37	—	—	37	—	—	—
Highwoods DLF 97/26 DLF 99/32 LP lease guarantee (5)	419	—	419	—	—	—	—
RRHWoods and Dallas County Partners lease guarantee (5)	49	—	—	—	—	—	49
RRHWoods, LLC (5)	28	—	—	28	—	—	—
Industrial environmental guarantee (5)	125	—	—	—	—	—	125
Eastshore lease guarantee (6)	4,084	4,084	—	—	—	—	—
DLF payable (7)	3,551	526	536	546	556	567	820
KC Orlando, LLC lease guarantee (5)	420	97	97	97	97	32	—
KC Orlando, LLC accrued lease commissions, tenant improvements and building improvements (5)	356	—	—	—	—	—	356
RRHWoods, LLC (5)	403	—	—	—	403	—	—

Total	$2,109,488	$637,159	$206,829	$251,748	$60,083	$59,646	$894,023

(1)	See Note 5 to the Consolidated Financial Statements for further discussion.
(2)	This liability represents a financing obligation to our joint venture partner as a result of accounting for this transaction as a financing arrangement. See Note 3 to the Consolidated Financial Statements for further discussion.
(3)	In connection with tax increment financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, which represents the interest rate of the underlying bond, is shown as a financing obligation in the Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income which are intended, but not guaranteed, to provide funds to pay the special assessments.
(4)	Included in accounts payable, accrued expenses and other liabilities.
(5)	See Note 15 to the Consolidated Financial Statements for further discussion.
(6)	This represents our maximum exposure to contingent loss under our Eastshore guarantee. See Notes 3 and 15 to the Consolidated Financial Statements for further discussion.
(7)	Represents a fixed obligation we owe our partner in Highwoods DLF 98/29, LP. This obligation arose from an excess contribution from our partner at the formation of the joint venture, and the net present value of the fixed obligation discounted at 9.62% which represents the interest rate derived from the agreement, is recorded in other liabilities. See Note 2 to the Consolidated Financial Statements for further discussion.
(8)	Interest components of the contractual obligations are based on the stated fixed rates in the instruments. For floating rate debt, interest is computed using the current rate in effect at December 31, 2006.

Refinancings and Preferred Stock Redemptions in 2005 and 2006

During 2005, 2006 and through February 15, 2007, we paid off $490 million of outstanding loans, excluding any normal debt amortization, which included $260 million of secured debt with a weighted average interest rate of 7.27% and $230 million of unsecured floating rate debt with a weighted average interest rate of 6.13%.

Approximately $531 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt. We also used some of the proceeds from our disposition activity to redeem, in August 2005 and February 2006, all of our outstanding Series D Preferred Shares and 3.2 million of our outstanding Series B Preferred Shares, aggregating $180 million plus accrued dividends. These reductions in outstanding debt and Preferred Stock balances were made primarily from proceeds from property dispositions that closed in 2005, 2006 and early 2007, a $270 million increase in outstanding borrowings under our revolving and non-revolving credit facilities and by approximately $57 million of additional loan proceeds on an existing secured loan. In connection with the redemption of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders. These reductions amounted to $4.3 million and $1.8 million for the third quarter 2005 and first quarter 2006, respectively.

Unsecured Indebtedness

On May 1, 2006, we obtained a new $350 million, three-year unsecured revolving credit facility from Bank of America, N.A. We used $273 million of proceeds from the new revolving credit facility, together with available cash, to pay off the remaining outstanding balance of $178 million under our previous revolving credit facility and a $100 million bank term loan. In connection with these payoffs, we wrote off approximately $0.5 million in unamortized deferred financing costs in the second quarter of 2006 as a loss on debt extinguishment.

On August 8, 2006, this revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. Our revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. As of December 31, 2006 and February 15, 2007, we had $373.5 million and $359.5 million, respectively, borrowed on this revolving credit facility.

On January 31, 2007, we obtained a $150 million unsecured non-revolving credit facility. This facility has an initial term of six months and can be extended at our option for two additional three-month periods provided we are not in default. This facility has identical interest rate terms and financial covenants as our revolving credit facility. We currently intend to repay all amounts outstanding under the non-revolving facility with proceeds from newly obtained secured or unsecured debt. As of February 15, 2007, we had $60.0 million borrowed on the non-revolving facility.

Our credit facilities and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

If any of our lenders ever accelerated outstanding debt due to an event of default, we would not be able to borrow any further amounts under our credit facilities, which would adversely affect our ability to fund our operations. If our debt cannot be paid, refinanced or extended at maturity or upon acceleration, in addition to our failure to repay our debt, we may not be able to make distributions to stockholders at expected levels or at all. Furthermore, if any refinancing is done at higher interest rates, the increased interest expense would adversely affect our cash flows and ability to make distributions to stockholders. Any such refinancing could also impose tighter financial ratios and other covenants that would restrict our ability to take actions that would otherwise be in our stockholders’ best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

In May, July, August and September 2005 and February 2006, we obtained waivers from the lenders under our previous revolving credit facility and our previous bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Stock due to the reclassification of Preferred Stock from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, we incurred certain loan costs that are capitalized and amortized over the remaining terms of the loans. In November 2005, we amended the $100.0 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of our new revolving credit facility, as described above.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder dividends, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvement costs and lease commissions related to any releasing of vacant space.

As of February 15, 2007, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2007. Our non-revolving credit facility of $150.0 million will mature in January 2008 assuming we exercise our two three-month extension options. We expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•

borrowings under our unsecured credit facilities (which have up to $178.3 million of availability in the aggregate as of February 15, 2007) and under our existing $50.0 million secured revolving construction loan (which has $38.2 million available at February 15, 2007);

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $260 million at December 31, 2006 and were approximately $250 million at February 15, 2007. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Our long-term liquidity needs also include the funding of development commitments, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our credit facilities and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, as well as (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties.

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

Stockholder Dividends

To maintain our qualification as a REIT, we must distribute to stockholders at least 90.0% of our REIT taxable income, excluding capital gains. REIT taxable income, the calculation of which is determined by the federal tax laws, does not equal net income under GAAP. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.24 per share in 2005. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes. We generally expect to use our cash flow from operating activities for dividends to stockholders and for payment of recurring capital expenditures. Future dividends will be made at the discretion of our Board of Directors. The following factors will affect our cash flows and, accordingly, influence decisions of the Board of Directors regarding dividends:

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

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt, fund other strategic initiatives and lessen the risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an equal or minority interest. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements. See Notes 1, 2 and 3 to the Consolidated Financial Statements.

As discussed in Note 1, we generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet and the results of operations of these joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our strategic partners are required to guarantee customary limited exceptions to non-recourse liability in non-recourse loans.

As of December 31, 2006, our unconsolidated joint ventures had $776.8 million of total assets and $604.9 million of total liabilities as reflected in their financial statements. At December 31, 2006, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.5%. During 2006, these unconsolidated joint ventures earned $14.7 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $6.8 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of December 31, 2006, our unconsolidated joint ventures had $575.5 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs. The following table sets forth the scheduled maturities of our proportionate share of the outstanding debt of our unconsolidated joint ventures as of December 31, 2006 ($ in thousands):

2007	$3,817
2008	4,717
2009	8,342
2010	23,517
2011	6,117
Thereafter	198,465

$244,975

In connection with our Des Moines joint ventures, we guaranteed certain debt. The maximum potential amount of future payments that we could be required to make under the guarantees is $8.6 million at December 31, 2006. This amount relates to housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2006 averaged 3.65%, and mature in 2015. If the joint ventures are unable to repay the outstanding balance under these housing revenue bonds, we will be required to repay our maximum exposure under these loans. Recourse provisions exist that enable us to recover some or all of such payments from the joint ventures’ assets. The joint venture currently generates sufficient cash flow to cover the debt service required by the loan. On July 31, 2006, $6.0 million in other loans related to four office buildings that had been previously guaranteed by us were refinanced with no guarantee. An additional guarantee of $5.4 million expired upon an industrial building becoming 95% leased prior to the end of 2006.

In connection with the RRHWoods, LLC joint venture, we guaranteed $3.1 million relating to a letter of credit and corresponding master lease, which expires in August 2010. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that we could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. At December 31, 2006, we recorded a $0.4 million deferred charge included in other assets and liabilities on our Consolidated Balance Sheet with respect to this guarantee. Our maximum potential exposure under this guarantee was $3.1 million at December 31, 2006.

The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. We and our joint venture partner have signed a contingent master lease limited to 30,772 square feet, which expires in December 2009. Our maximum exposure under this master lease was $1.3 million at December 31, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by us. In conjunction with an overall restructuring of the tenant’s leases with us and with this joint venture, we agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, we agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of December 31, 2006, we have approximately $0.4 million in other liabilities and $0.4 million as a deferred charge in other assets recorded on our Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space prior to the end of the guarantee period, in June 2008, our liability under the guarantee would diminish. Our maximum potential amount of future payments with regard to this guarantee as of December 31, 2006 was $0.7 million. No recourse provisions exist to enable us to recover any amounts paid to the joint venture under this lease guarantee arrangement. During 2006, we expensed $0.1 million related to the lease guarantee.

RRHWOODS, LLC and Dallas County Partners financed the construction of two buildings with a $7.4 million ten-year loan. As an inducement to make the loan at a 6.3% long-term rate, we and our partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of December 31, 2006, no master lease payments were necessary. We currently have recorded $0.05 million in other liabilities and $0.05 million as a deferred charge included in other assets on our Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that we could be required to make based on the current leases in place was approximately $2.2 million as of December 31, 2006. The likelihood of us paying on our $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should we have to pay our portion of the guarantee, we would be entitled to recover the $0.8 million from other joint venture assets.

On June 28, 2004, Kapital-Consult, a European investment firm, bought a 60.0% interest in HIW-KC Orlando, LLC. We own the remaining 40.0% interest. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender at the time of its formation. In connection with this transaction, we agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, we included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, we agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. We recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. In the three year period ended December 31, 2006, we paid $3.7 million in re-tenanting costs related to this guarantee. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and we recognized a $16.3 million gain in June 2004. Since we have an ongoing 40.0% financial interest in the joint venture and since we are engaged by the joint venture to provide management and leasing services for the joint venture, for which we receive customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

On September 27, 2004, we and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which we have a 50.0% ownership interest. On June 29, 2005, we contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to us and we recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed approximately 332 rental residential units in three buildings, at a total estimated cost of approximately $33 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. The joint venture financed the development with a $28.4 million construction loan guaranteed by Crosland. We provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. We have accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million. Mortgage debt in the amount of $27.1 million was paid off and various development related costs were paid. We received a net distribution of $6.1 million and may receive a further small and final distribution. A gain of approximately $5 million will be recognized by us in the first quarter of 2007 related to this sale. As of February 28, 2007, the joint venture is dormant pending the final distribution to the partners.

On December 22, 2004, we and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. We contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest. Easlan contributed $1.1 million in the form of non-interest bearing promissory notes for a 50.0% equity interest in the joint venture. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 rental residential units on the 7.8 acres of land. Easlan guaranteed this construction loan. The construction of the residential units was completed in the first quarter of 2006. Easlan was the manager and leasing agent for these residential units and received customary management fees and leasing commissions. We received development fees throughout the construction project. We consolidated this joint venture from inception under the provisions of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because Easlan had no at-risk equity and we would absorb the majority of the joint venture’s expected losses. On November 1, 2006, the joint venture sold the residential units to a third party for gross proceeds of $14.3 million, paid off the construction note payable and made cash distributions to the partners. We received a distribution of $2.9 million and recorded a gain of $1.4 million during the fourth quarter of 2006.

Financing Arrangements

The following summarizes significant sale transactions in 2000 and 2002 that were or continue to be accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66 during the years ended December 31, 2006, 2005 and 2004.

- SF-HIW Harborview Plaza, LP

On September 11, 2002, we contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, we entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 99.6% at December 31, 2006. We also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. Our maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $0.3 million at December 31, 2006. Additionally, our partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction, as described in Note 1 to the Consolidated Financial Statements. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain on our consolidated financial statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. The value of the put option was $20.0 million at December 31, 2006. This amount is offset by a related discount account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation, net of the discount amount, related to Harborview LP was $16.2 million at December 31, 2006. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our consolidated financial statements. Any payments made under the master lease agreement were expensed as incurred ($0.1 million was expensed during each of the years ended December 31, 2006, 2005 and 2004) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore

On November 26, 2002, we sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties was a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. In connection with the sale, we entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Our maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $4.1 million as of December 31, 2006. No payments were made during 2003 or 2002 in respect of these rent guarantees. However, in June 2004, we began to make monthly payments to the buyer, at an annual rate of $0.1 million, as a result of the existing tenant renewing a lease in one building at a lower rental rate. We began making additional payments in June 2006 of approximately $0.1 million per month due to the tenant vacating space in one of the three buildings as of May 31, 2006. These payments will continue until the earlier of the end of the guarantee period or until replacement tenants are in place and paying amounts equal to or more than the current tenant.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, the transaction had been accounted for as a financing transaction following the accounting method described in Note 1 to the Consolidated Financial Statements through July 2005. Accordingly, through July 2005, the assets, liabilities and operations were included in the Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded, which represented the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, was allocated 100.0% to the owner as interest expense on financing obligations. Payments made under the rent guarantees were charged to expense as incurred. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $1.7 million in gain was recognized in the last six months of 2005, $3.6 million in gain was recognized in 2006 and additional gain will be recognized in 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

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

Related Party Transactions

We had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, we acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by us was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between us and GAPI, Inc., we were entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, we appealed the condemnation and are currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, we acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on our financial statements as of December 31, 2004. In August 2005, we acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. We believe that the purchase price with respect to each land parcel was at or below market value based on market data and on the subsequent sale of the land at a significant gain, as discussed below. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in decreases to other income of $0.4 million and $0.2 million in 2004 and 2005, respectively. The embedded derivative expired upon the closing of the final land transaction in August 2005.

The majority of the Bluegrass land that we acquired from GAPI, Inc. was sold in the fourth quarter of 2006 to a third party for a gain of approximately $7.0 million. In connection with the sale, it was determined that a portion of the Bluegrass land that we acquired from GAPI, Inc. pursuant to this staged land take-down arrangement was not usable or saleable for future development. The original purchase contract requires GAPI, Inc. to reimburse us for the value of any unusable acreage. Based on current estimates, GAPI, Inc. may be required to reimburse us for up to $750,000 pending final resolution of the matter in accordance with and in the manner required by the original contract.

On February 28, 2005 and April 15, 2005, we sold through a third party broker three non-core industrial buildings in Winston-Salem, North Carolina to John L. Turner and certain of his affiliates for a gross sales price of approximately $27.0 million, of which $20.3 million was paid in cash and the remainder from the surrender of 256,508 Common Units. We recorded a gain of approximately $4.8 million upon the closing of these sales. Mr. Turner, who was a director at the time of these transactions, retired from the Board of Directors effective December 31, 2005. We believe that the purchase price paid for these assets by Mr. Turner and his affiliates was equal to their fair market value based on extensive marketing of the properties prior to this sale. The sales were unanimously approved by the full Board of Directors with Mr. Turner not being present to discuss or vote on the matter.

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

The policies and estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2006. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors and the Company’s independent auditors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Sales of real estate;

•	Allowance for doubtful accounts; and

•	Property operating expense recoveries.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of an asset are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years.

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

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. We capitalize initial direct costs related to our leasing efforts in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs such as legal fees related to leasing activities that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred. If our assumptions regarding the successful efforts of leasing are incorrect, the resulting adjustments could impact earnings.

We record liabilities under FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143,” (“FIN 47”) for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations.” We allocate the purchase price to the acquired assets and assumed liabilities based on their relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded in other assets at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance is adjusted through rental revenue.

In-place leases acquired are recorded at their fair value in real estate and related assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of its related asset is expensed.

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases. Based on our acquisitions since the adoption of SFAS No. 141 and SFAS No. 142, we have deemed tenant relationships to be immaterial and have not allocated any amounts to this intangible asset. We will evaluate these items in future transactions.

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

Sales of Real Estate

We account for sales of real estate in accordance with SFAS No. 66. For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full profit recognition, we account for the transactions in accordance with the methods specified in SFAS No. 66. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have or receive an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing transaction. If we have an option to repurchase the property at a higher price and it is likely we will exercise this option, the transaction is accounted for as a financing transaction. For transactions treated as financings, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded on our consolidated financial statements. The results of operations of the property, net of expenses other than depreciation (net operating income), will be reflected as “interest expense” on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit will be recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded on our consolidated financial statements. The results of operations of the property, net of expenses other than depreciation (net operating income), will be allocated to the other partner for their percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Properties that are sold or classified as held for sale are classified as discontinued operations in accordance with SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” (effective beginning in 2005) provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as discontinued operations due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as discontinued operations because the expected cash flows related to these management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

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

Property Operating Expense Recoveries

We receive additional rent from tenants in the form of property operating cost recoveries (or cost reimbursements) which are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays its pro rata share of operating and administrative expenses and real estate taxes, as determined in each lease.

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

Further, in calculating FFO, we add back minority interest in the income from our Operating Partnership, which we believe is consistent with standard industry practice for REITs that operate through an UPREIT structure. We believe that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of our Common Stock.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

FFO and FFO per share for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table ($ in thousands, except per share amounts):

	2006		2005		2004
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$53,744		$62,458		$41,577
Dividends to preferred stockholders	(17,063)		(27,238)		(30,852)
Excess of Preferred Stock redemption cost over carrying value	(1,803)		(4,272)		—

Net income applicable to common stockholders	34,878	$0.62	30,948	$0.58	10,725	$0.20
Add/(Deduct):
Depreciation and amortization of real estate assets	111,848	1.82	106,982	1.77	105,967	1.77
(Gains) on disposition of depreciable properties	(4,114)	(0.06)	(7,692)	(0.13)	(18,880)	(0.31)
Minority interest from the Operating Partnership in income/(loss) from operations	1,621	—	(475)	—	(1,026)	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	11,191	0.18	10,989	0.18	9,044	0.15
Discontinued operations:
Depreciation and amortization of real estate assets	3,386	0.06	16,841	0.28	25,339	0.42
(Gains) on disposition of depreciable properties	(15,082)	(0.25)	(34,128)	(0.57)	(9,380)	(0.16)
Minority interest from the Operating Partnership in income from discontinued operations	1,557	—	3,756	—	2,371	—

Funds from operations	$145,285	$2.37	$127,221	$2.11	$124,160	$2.07

Weighted average shares outstanding (1)	61,362		60,301		60,024

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at December 31, 2006.

As of December 31, 2006, we had $1,080.7 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2006 was $1,122.3 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2006 would decrease by approximately $46.2 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2006 would increase by approximately $49.7 million.

As of December 31, 2006, we had $384.4 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2007, our interest expense would be increased or decreased approximately $3.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page 57 for Index to Consolidated Financial Statements and Supplementary Data.

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

The CEO and CFO evaluations of our disclosure controls and procedures and our internal control over financial reporting include a review of the objectives, design and operation of the controls and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our disclosure controls and procedures and our internal control over financial reporting are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of our Board of Directors.

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepting accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision of our CEO and CFO, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has determined that material weaknesses existed as of December 31, 2006 in the internal control environment associated with accounting for real estate assets. Specifically, the following material weaknesses were identified as of such date:

First, the design and operation of our controls were not effective to reasonably assure compliance with generally accepting accounting principles related to the proper accrual of in-process tenant improvements, building improvements and new development completion costs that were incurred as of the reporting date but for which the related invoices were received after the reporting date. This could result in material errors in balance sheet accounts in our consolidated financial statements such as understatements of building and tenant improvements, development in process, accounts payable, accrued expenses and other liabilities.

Second, the design and operation of our controls were not effective to reasonably assure compliance with generally accepting accounting principles related to the proper accrual of tenant improvements that were constructed by tenants but for which we are required to reimburse such tenants upon submission of proper documentation under the terms of the lease. This could result in material errors in our consolidated financial statements, such as understatements of building and tenant improvements, accounts payable, accrued expenses, other liabilities and depreciation expense.

Third, the controls related to the consistent preparation and timely review of real estate asset account reconciliations were not operating effectively to reasonably assure the discovery of potential errors. This could result in material errors in real estate assets and depreciation and amortization expense in our consolidated financial statements.

As a result of these identified material weaknesses, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was not effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highwoods Properties, Inc.

Raleigh, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Highwoods Properties, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Management has determined that material weaknesses existed as of December 31, 2006 in the internal control environment associated with accounting for real estate assets. Specifically, the following material weaknesses were identified as of such date:

First, the design and operation of the Company’s controls were not effective to reasonably assure compliance with generally accepted accounting principles related to the proper accrual of in-process tenant improvements, building improvements and new development completion costs that were incurred as of the reporting date but for which the related invoices were received after the reporting date. This could result in material errors in balance sheet accounts in the Company’s consolidated financial statements such as understatements of building and tenant improvements, development in process, accounts payable, accrued expenses and other liabilities.

Second, the design and execution of the Company’s controls were not effective to reasonably assure compliance with generally accepted accounting principles related to the proper accrual of tenant improvements that were constructed by tenants but for which the Company is required to reimburse such tenants upon submission of proper documentation under the terms of the lease. This could result in material errors in the Company’s consolidated financial statements, such as understatements of building and tenant improvements, accounts payable, accrued expenses, other liabilities and depreciation expense.

Third, the controls related to the consistent preparation and timely review of real estate asset account reconciliations were not operating effectively to reasonably assure the discovery of potential errors. This could result in material errors in real estate assets and depreciation and amortization expense in the Company’s consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and includes an explanatory paragraph relating to the Company’s change in its method of accounting for share-based payments, effective January 1, 2006, to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the Company’s change in its method of accounting for joint ventures, effective January 1, 2006, to conform to Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 1, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In our Annual Report on Form 10-K for the year ended December 31, 2005, we reported the existence of material weaknesses as of December 31, 2005 in the design of our real estate fixed asset and lease incentive accounting processes, the design of our journal entry approval process and relating to our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating our prior restatement adjustments. In our Quarterly Report on Form 10-Q for the three months ended September 30, 2006, we reported the discovery of an additional control deficiency relating to the proper classification of assets held for sale under SFAS No. 144 that existed at September 30, 2006 that could have resulted in a material misstatement of our financial statements had it not been discovered prior to the filing of such Quarterly Report. Although we were not required to, nor did we, undertake the procedures necessary to include a management’s report on the effectiveness of our internal control over financial reporting as of September 30, 2006, we reported that management believed that such a control deficiency constituted a material weakness.

We implemented various changes and improvements to our internal control over financial reporting in 2006. We designed and implemented a quarterly process to reasonably assure that amounts spent on completed tenant improvement jobs are accrued, classified and closed at the lease start date. Additionally, we improved our written policies by including a more detailed and formal description of which tenant-related costs should be accounted for as lease incentives and educated relevant accounting and division personnel to reasonably assure the proper identification and classification of lease incentive costs. We also eliminated our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating restatement adjustments recorded in connection with our historical financial statements by recording in our general ledger all of the restatement adjustments related to our amended 2003 Annual Report and our 2004 Annual Report on Form 10-K (including ongoing effects of such adjustments to balances subsequent to December 31, 2004), which eliminated the likelihood of errors in our consolidated financial statements that resulted from our reliance upon such manually prepared spreadsheets in the financial statement close process. We also implemented improvements to our journal entry review and approval processes and enhanced controls over the recording and deleting of journal entries in our general ledger system to reduce the likelihood of potential material errors in our financial statements. We also implemented revised approval procedures over signing of construction contracts and change orders to provide reasonable assurance that such matters are approved by management at appropriate levels in the Company. We also developed and implemented additional procedures to ensure the proper classification of assets held for sale under SFAS No. 144 prior to the completion of our fourth quarter financial statement close process.

We determined that, as a result of the foregoing activities, we have remediated as of December 31, 2006 the following material weaknesses that existed as of December 31, 2005: (a) material weaknesses in the design of our fixed asset accounting processes with regard to completed tenant improvement jobs and our lease incentive accounting processes; (b) material weaknesses relating to our use of and dependence upon manually prepared spreadsheets in accumulating and consolidating our prior restatement adjustments, (c) material weaknesses in the design of our journal entry approval process; and (d) material weaknesses in controls to ensure the signing of construction contracts and change orders by management at appropriate levels. Additionally, we determined that we have remediated as of December 31, 2006 the control deficiency that management believed constituted a material weakness as of September 30, 2006 relating to the proper classification of assets held for sale under SFAS No. 144.

During 2007, we plan to undertake additional activities to improve the internal control environment associated with accounting for real estate assets and remediate the remaining material weaknesses described above that existed as of December 31, 2006. First, we are currently converting from a supplemental software package used to calculate depreciation to the depreciation module contained within our general ledger package. This conversion will eliminate the need to reconcile the supplemental system to the general ledger and enhance the effectiveness of our fixed asset account reconciliations. Second, we plan to use our centralized lease approval software to identify and properly account for all tenant improvements undertaken by tenants. Third, we plan to use our centralized invoice approval software to process all invoices related to in-process building improvements, tenant improvements and new development completion costs to reasonably assure that such expenses are identified and properly accrued in our consolidated financial statements on a timely basis. Fourth, we are developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of generally accepting accounting principles. Fifth, we are continuing our search to fill our newly created Chief Accounting Officer position. Our management is working closely with the audit committee to monitor our ongoing efforts to improve our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described above, since our internal control over financial reporting was not effective at December 31, 2006, our CEO and CFO do not believe that our disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers and directors and the code of ethics that applies to our chief executive officer and our senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 18, 2007. See Item X in Part I of this Annual Report for biographical information regarding our executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of our directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 18, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of our Common Stock and our equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 18, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of our directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 18, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firms is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with our annual meeting of stockholders to be held on May 18, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES

Reference is made to the Index of Financial Statements and Supplementary Data on page 57 for a list of the consolidated financial statements and schedules included in this report.

EXHIBITS

Exhibit	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Company (filed as part of the Company’s Current Report on Form 8-K dated September 25, 1997 and amended by articles supplementary filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997 and articles supplementary filed as part of the Company’s Current Report on Form 8-K dated April 20, 1998)

3.2	Amended and Restated Bylaws of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

4.1	Indenture among the Operating Partnership, the Company and First Union National Bank of North Carolina dated as of December 1, 1996 (filed as part of the Operating Partnership’s Current Report on Form 8-K dated December 2, 1996)

4.2	Rights Agreement, dated as of October 6, 1997, between the Company and First Union National Bank, as rights agent (filed as part of the Company’s Current Report on Form 8-K dated October 4, 1997)

4.3	Amendment No. 1, dated as of October 7, 2003, to the Rights Agreement, dated as of October 7, 1997, between the Company and Wachovia Bank, N.A., as rights agent (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.1	Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.2	Amendment No. 1, dated as of July 22, 2004, to the Second Restated Agreement of Limited Partnership, dated as of January 1, 2000, of the Operating Partnership (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Amended and Restated 1994 Stock Option Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.4	Form of Executive Supplemental Employment Agreement between the Company and Named Executive Officers (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.5	Form of warrants to purchase Common Stock of the Company issued to former shareholders of Associated Capital Properties, Inc. (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.6	1999 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7	2005 Shareholder Value Plan (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lender named therein, dated May 1, 2006 (filed as part of the Company’s Current Report on Form 8-K dated May 1, 2006)

Exhibit	Description of Document
10.9	Amendment to Credit Agreement among the Operating Partnership, the Company, the Subsidiaries named therein and the Lender named therein, dated August 8, 2006 (filed as part of the Company’s Current Report on Form 8-K dated August 8, 2006)

21	Schedule of subsidiaries of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

23.1	Consent of Ernst & Young LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highwoods Properties, Inc.

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedules as of December 31, 2006 and 2005 and for each of the two years in the period ended December 31, 2006 listed in the Index at Item 15, page 57. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and changed its method of accounting for joint ventures to conform to Emerging Issues Task Force Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Highwoods Properties, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Highwoods Properties, Inc. for the year ended December 31, 2004. Our audit also included the financial statement schedules as of December 31, 2004 and for the year then ended listed in the Index at Item 15, page 57. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Highwoods Properties, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina

March 1, 2007

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets:
Real estate and related assets, at cost:
Land	$345,548	$341,094
Buildings and tenant improvements	2,573,032	2,499,419
Development in process	101,899	28,727
Land held for development	112,760	142,717
Furniture, fixtures and equipment	23,695	22,467

	3,156,934	3,034,424
Less – accumulated depreciation	(608,612)	(555,506)

Net real estate assets	2,548,322	2,478,918
Real estate and other assets, net, held for sale	34,166	177,235
Cash and cash equivalents	16,690	1,212
Restricted cash	2,027	16,223
Accounts receivable, net of allowance of $1,253 and $1,618, respectively	23,347	24,201
Notes receivable, net of allowance of $786 and $876, respectively	7,871	9,232
Accrued straight-line rents receivable, net of allowance of $301 and $609, respectively	68,364	60,349
Investments in unconsolidated affiliates	60,359	69,247
Deferred financing and leasing costs, net	66,352	59,059
Prepaid expenses and other assets	17,355	13,302

Total Assets	$2,844,853	$2,908,978

Liabilities, Minority Interest and Stockholders’ Equity:
Mortgages and notes payable	$1,465,129	$1,471,616
Accounts payable, accrued expenses and other liabilities	156,737	127,455
Financing obligations	35,530	34,154

Total Liabilities	1,657,396	1,633,225
Commitments and contingencies (see Note 15)
Minority interest	79,726	94,134
Stockholders’ Equity:
Preferred stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at December 31, 2006 and 2005	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 3,700,000 and 5,700,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	92,500	142,500
Common stock, $.01 par value, 200,000,000 authorized shares; 56,211,148 and 54,028,507 shares issued and outstanding at December 31, 2006 and 2005, respectively	562	540
Additional paid-in capital	1,449,337	1,419,683
Distributions in excess of net earnings	(538,098)	(479,901)
Accumulated other comprehensive loss	(1,515)	(2,212)
Deferred compensation	—	(3,936)

Total Stockholders’ Equity	1,107,731	1,181,619

Total Liabilities, Minority Interest and Stockholders’ Equity	$2,844,853	$2,908,978

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Rental and other revenues	$416,798	$396,075	$389,587

Operating expenses:
Rental property and other expenses	153,592	141,575	137,879
Depreciation and amortization	114,935	109,616	108,846
Impairment of assets held for use	2,600	7,587	—
General and administrative	37,309	33,063	41,485

Total operating expenses	308,436	291,841	288,210

Interest expense:
Contractual	94,229	98,677	104,768
Amortization of deferred financing costs	2,375	3,372	3,698
Financing obligations	4,162	5,032	9,999

	100,766	107,081	118,465

Other income/(expense):
Interest and other income	7,010	7,078	6,094
Settlement of tenant bankruptcy claims	1,581	—	14,435
Loss on debt extinguishments	(494)	(453)	(12,457)

	8,097	6,625	8,072

Income/(loss) before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	15,693	3,778	(9,016)
Gains on disposition of property, net	16,157	14,172	21,636
Minority interest	(2,226)	475	1,026
Equity in earnings of unconsolidated affiliates	6,841	9,303	7,398

Income from continuing operations	36,465	27,728	21,044
Discontinued operations:
Income from discontinued operations, net of minority interest	3,421	11,504	17,750
Gains, net of impairments, on sales of discontinued operations, net of minority interest, including a gain from related party transactions of $4,816 in 2005	13,858	23,226	2,783

	17,279	34,730	20,533

Net income	53,744	62,458	41,577
Dividends on preferred stock	(17,063)	(27,238)	(30,852)
Excess of preferred stock redemption cost over carrying value	(1,803)	(4,272)	—

Net income available for common stockholders	$34,878	$30,948	$10,725

Net income per common share – basic:
Income/(loss) from continuing operations	$0.32	$(0.07)	$(0.18)
Income from discontinued operations	0.32	0.65	0.38

Net income	$0.64	$0.58	$0.20

Weighted average common shares outstanding – basic	54,489	53,732	53,323

Net income per common share – diluted:
Income/(loss) from continuing operations	$0.31	$(0.07)	$(0.18)
Income from discontinued operations	0.31	0.65	0.38

Net income	$0.62	$0.58	$0.20

Weighted average common shares outstanding – diluted	61,362	53,732	53,323

Dividends declared per common share	$1.70	$1.70	$1.70

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

For the Years Ended December 31, 2006, 2005 and 2004

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Series D Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2003	53,474,403	$535	$104,945	$172,500	$100,000	$1,408,277	$(4,469)	$(3,650)	$(338,605)	$1,439,533
Issuance of Common Stock	173,313	2	—	—	—	3,270	—	—	—	3,272
Conversion of Common Units to Common Stock	54,308	—	—	—	—	1,404	—	—	—	1,404
Common Stock dividends	—	—	—	—	—	—	—	—	(91,198)	(91,198)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(30,852)	(30,852)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(883)	—	—	—	(883)
Issuance of restricted stock, net	111,398	1	—	—	—	2,806	(2,807)	—	—	—
Fair market value of options granted	—	—	—	—	—	1,256	(1,256)	—	—	—
Amortization of restricted stock and stock options	—	—	—	—	—	—	4,421	—	—	4,421
Other comprehensive income	—	—	—	—	—	—	—	836	—	836
Net income	—	—	—	—	—	—	—	—	41,577	41,577

Balance at December 31, 2004	53,813,422	538	104,945	172,500	100,000	1,416,130	(4,111)	(2,814)	(419,078)	1,368,110
Issuance of Common Stock	109,528	1	—	—	—	1,649	—	—	—	1,650
Common Stock dividends	—	—	—	—	—	—	—	—	(91,771)	(91,771)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(27,238)	(27,238)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(4,916)	—	—	—	(4,916)
Issuance of restricted stock, net	105,557	1	—	—	—	1,316	(1,317)	—	—	—
Redemption of Preferred Stock	—	—	—	(30,000)	(100,000)	4,272	—	—	(4,272)	(130,000)
Fair market value of options granted	—	—	—	—	—	1,232	(1,232)	—	—	—
Amortization of restricted stock and stock options	—	—	—	—	—	—	2,724	—	—	2,724
Other comprehensive income	—	—	—	—	—	—	—	602	—	602
Net income	—	—	—	—	—	—	—	—	62,458	62,458

Balance at December 31, 2005	54,028,507	540	104,945	142,500	—	1,419,683	(3,936)	(2,212)	(479,901)	1,181,619
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	—	—	—	—	—	(3,936)	3,936	—	—	—
Issuance of Common Stock	1,975,628	21	—	—	—	42,784	—	—	—	42,805
Conversion of warrants to shares	83,941	—	—	—	—	—	—	—	—	—
Common Stock dividends	—	—	—	—	—	—	—	—	(93,075)	(93,075)
Preferred Stock dividends	—	—	—	—	—	—	—	—	(17,063)	(17,063)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	—	(14,726)	—	—	—	(14,726)
Issuance of restricted stock, net	123,072	—	—	—	—	—	—	—	—	—
Redemption of Preferred Stock	—	—	—	(50,000)	—	1,803	—	—	(1,803)	(50,000)
Amortization of restricted stock and stock options	—	1	—	—	—	3,729	—	—	—	3,730
Other comprehensive income	—	—	—	—	—	—	—	697	—	697
Net income	—	—	—	—	—	—	—	—	53,744	53,744

Balance at December 31, 2006	56,211,148	$562	$104,945	$92,500	$—	$1,449,337	$—	$(1,515)	$(538,098)	$1,107,731

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$53,744	$62,458	$41,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	103,775	110,851	117,605
Amortization of lease commissions	14,546	15,606	16,580
Amortization of lease incentives	828	879	966
Impairment of assets held for use	2,600	7,587	1,770
Amortization of stock-based compensation	3,730	2,724	4,421
Amortization of deferred financing costs	2,375	3,372	3,698
Amortization of accumulated other comprehensive loss	697	703	757
Loss on debt extinguishments	494	453	12,457
Gains, net of impairments, on disposition of property	(31,239)	(39,926)	(24,742)
Minority interest	3,783	3,281	1,345
Equity in earnings of unconsolidated affiliates	(6,841)	(9,303)	(7,398)
Change in financing obligations	1,191	212	2,719
Distributions of earnings from unconsolidated affiliates	7,748	8,965	6,775
Changes in operating assets and liabilities:
Accounts receivable, net	2,805	(8,768)	32
Prepaid expenses and other assets	(3,626)	(1,495)	481
Accrued straight-line rents receivable	(8,592)	(7,496)	(7,401)
Accounts payable accrued expenses and other liabilities	(2,493)	4,030	940

Net cash provided by operating activities	145,525	154,133	172,582

Investing activities:
Additions to real estate assets and deferred leasing costs	(222,030)	(167,763)	(126,995)
Proceeds from disposition of real estate assets	260,221	370,931	174,132
Distributions of capital from unconsolidated affiliates	11,888	4,819	9,156
Net repayments of notes receivable	1,361	4,399	1,399
Cash assumed upon consolidation of unconsolidated affiliates	645	—	—
Contributions to unconsolidated affiliates	(100)	—	(9,866)
Other investing activities	12,749	(11,461)	362

Net cash provided by investing activities	64,734	200,925	48,188

Financing activities:
Distributions paid on common stock and common units	(101,783)	(101,483)	(101,643)
Dividends paid on preferred stock	(17,063)	(27,238)	(30,852)
Distributions paid to minority interest partner	(737)	—	—
Net proceeds from the sale of common stock	42,805	1,650	3,272
Repurchases of common units	(26,482)	(11,318)	(1,165)
Redemptions of preferred stock	(50,000)	(130,000)	—
Borrowings on revolving credit facility	662,000	152,500	403,500
Repayments of revolving credit facility	(479,000)	(132,000)	(288,500)
Borrowings on mortgages and notes payable	68,625	38,287	15,490
Repayments of mortgages and notes payable	(289,188)	(167,075)	(140,375)
Payments on financing obligations	(863)	(775)	(63,187)
Additions to deferred financing costs	(3,855)	(621)	(2,067)
Contributions from minority interest partner	760	—	—
Payments on debt extinguishments	—	(255)	(12,457)

Net cash used in financing activities	(194,781)	(378,328)	(217,984)

Net increase/(decrease) in cash and cash equivalents	15,478	(23,270)	2,786
Cash and cash equivalents at beginning of the year	1,212	24,482	21,696

Cash and cash equivalents at end of the year	$16,690	$1,212	$24,482

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows—Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2006	2005	2004
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,614, $3,454 and $5,785 for 2006, 2005 and 2004, respectively)	$96,284	$100,761	$106,445

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Years Ended December 31,
	2006	2005	2004
Assets:
Net real estate assets	$34,852	$(20,674)	$(147,202)
Restricted cash	(1,865)	2,500	—
Accounts receivable	102	10	—
Notes receivable	—	—	1,055
Accrued straight-line rents receivable	962	(434)	—
Investment in unconsolidated affiliates	(1,938)	1,553	11,131
Deferred leasing costs, net	287	(61)	260
Prepaid and other	—	(268)	(104)

	$32,400	$(17,374)	$(134,860)

Liabilities:
Mortgages and notes payable	$31,076	$7,330	$(135,815)
Accounts payable, accrued expenses and other liabilities	(1,652)	12,277	955
Financing obligation	1,048	(30,218)	—

	$30,472	$(10,611)	$(134,860)

Minority Interest and Stockholders’ Equity:	$1,928	$(6,763)	$—

See accompanying notes to consolidated financial statements.

HI GHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). Other than 22.4 acres of undeveloped land, 13 rental residential units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures (see Note 2 to the Consolidated Financial Statements), all of the Company’s assets are owned directly or indirectly by the Operating Partnership.

The Company is the sole general partner of the Operating Partnership. At December 31, 2006, the Company owned all of the preferred partnership interests (“Preferred Units”) and 92.2% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Each Common Unit is redeemable for the cash value of one share of the Company's common stock, $.01 par value (the "Common Stock"), or, at the Company's option, one share of Common Stock. In 2006, the Company redeemed 716,888 Common Units in cash, which increased the percentage of Common Units owned by the Company from 90.8% at December 31, 2005 to 92.2% at December 31, 2006. In 2005, the Company redeemed 395,148 Common Units in cash and 256,508 Common Units in connection with the sale of property (see Note 8), which increased the percentage of Common Units owned by the Company from 89.8% at December 31, 2004 to 90.8% at December 31, 2005. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights as more fully described in Note 9.

As of December 31, 2006, the Company directly and/or through the Operating Partnership wholly owned: 322 in-service office, industrial and retail properties; 109 rental residential units; 719 acres of undeveloped land suitable for future development, of which 435 acres are considered core holdings; and an additional 16 properties under development. In addition, the Company owned interests (50.0% or less) in 70 in-service office and industrial properties and 418 rental residential units, 50% interests in an office property developed in 2006 that had not yet achieved stabilized occupancy and a for-rent residential project comprising 332 units. Five of the in-service office properties are consolidated at December 31, 2006 as more fully described below and in Note 3 to the Consolidated Financial Statements.

Basis of Presentation

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described below and in Notes 4 and 12, as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2005 and the Consolidated Statements of Income for the years ended December 31, 2005 and 2004 were reclassified from previously reported amounts to reflect in real estate and other assets held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in 2006 which qualified for discontinued operations presentation.

The Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and their majority and wholly owned subsidiaries. In accordance with EITF Issue No. 04-5, “Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), the Company also consolidates less than majority-owned partnerships, joint ventures and limited liability companies when the Company controls the major operating and financial policies of the entity in its capacity as general partner or managing member and the limited partners or non-managing members do not have substantive rights. In addition, the Company consolidates those entities, if any, where the Company is deemed to be the primary beneficiary in a variable interest entity (as defined by FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46(R)”)). All intercompany transactions and accounts have been eliminated.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at cost in the Consolidated Balance Sheets. The Company’s capitalization policy on development properties is in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties,” SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.” Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy and capitalizes only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at cost in the Consolidated Balance Sheets. The Company capitalizes initial direct costs related to its leasing efforts in accordance with SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, that are incurred in connection with successfully securing leases on the properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. At December 31, 2006 and 2005, gross deferred leasing costs were $95.8 million and $86.7 million, respectively, and accumulated amortization was $37.0 million and $34.4 million, respectively. Estimated costs related to unsuccessful activities are expensed as incurred. If the Company’s assumptions regarding the successful efforts of leasing are incorrect, the resulting adjustments could impact earnings.

The Company records liabilities under FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”), for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate, the Company assesses the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities in accordance with SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the acquired assets and assumed liabilities based on their relative fair values. The Company assesses and considers fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

Above and below market leases acquired are recorded in other assets at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance is adjusted through rental revenue.

In-place leases acquired are recorded at their fair value in real estate and related assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers tenant improvements, leasing commissions and legal and other related expenses. If a tenant vacates its space prior to its contractual expiration date, any unamortized balance of its related asset is expensed.

The value of a tenant relationship is based on the Company’s overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases. Based on the Company’s acquisitions since the adoption of SFAS No. 141 and SFAS No. 142, the Company has deemed tenant relationships to be immaterial and has not allocated any amounts to this intangible asset. The Company will evaluate these items in future transactions.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

Sales of Real Estate

The Company accounts for sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). For sales transactions meeting the requirements of SFAS No. 66 for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions that do not meet the criteria for full profit recognition, the Company accounts for the transactions in accordance with the methods specified in SFAS No. 66. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which the Company has or receives an interest are accounted for in accordance with partial sale accounting provisions as set forth in SFAS No. 66.

For sales transactions that do not meet sale criteria as set forth in SFAS No. 66, the Company evaluates the nature of the continuing involvement, including put and call provisions, if present, and accounts for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting, rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, the Company determines which method is most appropriate based on the substance of the transaction.

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

If the Company retains an interest in the buyer and provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, the Company accounts for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, the Company records a profit-sharing obligation for the amount of equity contributed by the other partner and continues to keep the property and related accounts recorded on its books. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in the Company’s Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates primarily to the ownership by various individuals and entities other than the Company of Common Units in the Operating Partnership and, beginning January 1, 2006 as described below, the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), and the 7.0% equity interest in two consolidated ventures formed during 2006 with Real Estate Exchange Services (“REES”) as described below. As of December 31, 2006, the minority interest in the Operating Partnership consisted of approximately 4.7 million Common Units. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense (or income) recorded for the period. In addition, when a minority unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

Beginning January 1, 2006, the Company began to record minority interest upon consolidation of Markel, a 50.0% owned affiliate, as a result of the Company’s adoption of EITF Issue No. 04-5. Accordingly, the Consolidated Balance Sheet at January 1, 2006 included approximately $44 million of real estate assets, net of accumulated depreciation, and other assets, and approximately $39 million in mortgages and notes payable and other liabilities, with the remaining effects primarily to investments in unconsolidated affiliates and to minority interest.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Company has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Company estimates the value of minority interest distributions would have been approximately $12.1 million had the entity been liquidated as of December 31, 2006. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The amount of any actual distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Company would have no obligation to remit any consideration to the minority interest holder.

In the fourth quarter of 2006, the Company entered into an agreement with REES to ground lease certain development land to special purpose entities owned by REES. Under the agreement, REES will contribute 7% of the costs of constructing properties on this land not to exceed $4.0 million outstanding at any time. REES will generally earn an agreed fixed return for its economic investment in these entities. The balance of development costs will be funded by third party construction loans. Until such third party construction loans are obtained, the remaining 93% of costs are being loaned by the Company to the entities. Subject to the exercise of a purchase option, it is expected that the properties will be acquired by the Company in the future at an amount generally equal to the actual development costs incurred plus the fixed return earned by REES for its economic investment in these entities. As the Company is considered the primary beneficiary, the Company consolidates these entities in accordance with FIN 46(R). These entities will be re-evaluated for primary beneficiary status when the entities undertake additional activity, such as placing the development projects in-service. REES’s investment in the entities is included in minority interest as shown in the tables below. All costs to form the entities and other related fees have been expensed as incurred.

Following is minority interest as reflected in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets:

	Years Ended December 31,
	2006	2005	2004
Amount shown as minority interest in continuing operations (1)	$(2,226)	$475	$1,026
Amount related to income from discontinued operations	(333)	(1,228)	(2,048)
Amount related to gain on sale of discontinued operations	(1,224)	(2,528)	(323)

Total minority interest	$(3,783)	$(3,281)	$(1,345)

(1)	2006 includes $0.6 million related to the consolidated entities other than the Operating Partnership.

	December 31,
	2006	2005
Minority interest in the Operating Partnership	$76,848	$94,134
Minority interest in Markel	2,118	—
Minority interest in REES	760	—

Total minority interest	$79,726	$94,134

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

Investments in Joint Ventures

The Company accounts for its investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting when, in accordance with EITF 04-5, the Company’s interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when the Company’s interests do not represent a general partnership interest and the Company does not control the major operating and financial policies of the entity. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for the Company’s share of earnings and cash contributions and distributions. To the extent the Company’s cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in earnings of unconsolidated affiliates.

From time to time, the Company contributes real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. The Company assesses whether it has continuing involvement in the joint venture as defined in SFAS No. 66 and accounts for the transaction according to the nature and extent of such involvement. If substantially all the risks and rewards of ownership have transferred and there are no other activities which would represent continuing involvement with the property, a gain is recognized to the extent of the third party investor’s interest and the Company accounts for its interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. If substantially all the risks and rewards of ownership of the property have not transferred or there are activities which would represent continuing involvement with the property, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a sale, as required by SFAS No. 66. See also “Sales of Real Estate” above.

Additionally, the joint ventures will frequently borrow money on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. The Company generally is not liable for the debts of its joint ventures, except to the extent of the Company’s equity investment, unless the Company has directly guaranteed any of that debt (see Note 15 for further discussion). In most cases, the Company and/or its joint venture partners are required to guarantee customary limited exceptions on non-recourse loans.

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

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.24 per share in 2005. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Company conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income and the Company records provisions for such taxes, to the extent required, based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

The tax basis of the Company's assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.2 billion and $1.6 billion, respectively, at December 31, 2006 and was approximately $2.2 billion and $1.5 billion, respectively, at December 31, 2005.

No provision has been made pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for federal and state income taxes during the years ended December 31, 2006, 2005 and 2004 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2006 of approximately $9.3 million and has paid no income taxes since its formation. In addition to the $3.6 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $1.0 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of all of the cumulative losses is not assured, the approximate $2.6 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be recognized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income. If the Company decided to sell certain properties acquired in prior years, the Company would incur a corporate-level tax under Section 1374 of the Internal Revenue Code on the built-in gain relating to such properties unless such properties were sold in a tax-free exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. This situation only applies to assets originally acquired through the merger with J.C. Nichols Company in July 1998 or from like-kind exchanges of those assets. The tax under Section 1374 will not apply to any of such assets still owned by the Company after July 2008.

See Impact of Newly Adopted and Issued Accounting Standards below for discussion of the effect of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” on the Company’s future accounting for income taxes.

Concentration of Credit Risk

Management of the Company performs ongoing credit evaluations of its tenants. As of December 31, 2006, the properties (excluding residential units) to which the Company and/or the Operating Partnership directly or indirectly holds title and has all of the ownership rights (the “Wholly Owned Properties”) were leased to 1,958 tenants in 12 geographic locations. The Company's tenants engage in a wide variety of businesses. No single tenant of the Company’s Wholly Owned Properties generated more than 6.8% of the Company’s consolidated revenues during 2006. In addition, as described in Note 15, in connection with various real estate sales transactions, the Company has guaranteed to the buyers the rental income during various future periods due from Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. The maximum exposure under these guarantees related to Capital One Services, Inc. aggregated $4.1 million at December 31, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

Employee Benefit Plans and Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to that time, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

Under SFAS No. 123, the fair value of a stock option is estimated using an option-pricing model that takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. SFAS No. 123 provides examples of possible pricing models and includes the Black-Scholes pricing model, which the Company has elected to use. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable rather than for use in estimating the fair value of employee stock options subject to vesting and transferability restrictions. The Company applied the prospective method of accounting and expenses all employee stock options (and similar awards) issued on or after January 1, 2003 over the vesting period based on the fair value of the award on the date of grant using the Black-Scholes valuation model.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123.
SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements and forfeitures to be estimated at the grant date rather than as they occur. The Company based its estimated forfeiture rate on historical forfeitures of all stock option grants. The Company adopted SFAS No. 123(R) effective January 1, 2006 using the modified-prospective method and applies the provisions of SFAS No. 123(R) to all share-based compensation. The adoption of
SFAS No. 123(R) did not have any material effects on the Company’s results of operations for the year ended December 31, 2006.

Had the compensation cost for options issued before January 1, 2003 accounted for under APB 25 been determined based on the fair values at the grant dates for awards granted between January 1, 1995 and December 31, 2002, consistent with the provisions of SFAS No. 123(R), the Company's net income and net income per share for 2005 and 2004 would have decreased to the pro forma amounts indicated below. Because options issued prior to January 1, 2002 were vested and fully expensed by December 31, 2005, and because options issued in 2002 were granted on March 1 and had only two months of expense in 2006, the impact on 2006 net income of adopting this aspect of SFAS No. 123(R) is not material.

	Years Ended December 31,
	2005	2004
Net income available for common stockholders - as reported	$30,948	$10,725
Add: Stock option expense included in reported net income	484	341	(1)
Deduct: Total stock option expense determined under fair value recognition method for all awards	(727)	(784	)(1)

Pro forma net income available for common stockholders	$30,705	$10,282

Basic net income per common share - as reported	$0.58	$0.20
Basic net income per common share - pro forma	$0.57	$0.19
Diluted net income per common share - as reported	$0.58	$0.20
Diluted net income per common share - pro forma	$0.57	$0.19

(1)	Amounts include the effects of accounting for dividend equivalent rights.

Dividends paid on all outstanding restricted stock are non-forfeitable to the recipient and are paid at the same rate and on the same date as on shares of Common Stock, whether or not vested. Dividends on shares that are forfeited are accounted for as compensation expense with a corresponding credit to retained earnings.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

Awards denominated in cash amounts granted in prior years under the Company’s Shareholder Value Plans are accounted for as liability awards.

Derivative Financial Instruments

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or will be recognized in Accumulated Other Comprehensive Loss (“AOCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Basic earnings per share is computed by dividing net income available for common stockholders by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share is computed by dividing net income available for common stockholders plus minority interest in the Operating Partnership by the weighted average number of shares of Common Stock plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the "treasury stock" method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements.

Impact of Newly Adopted and Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). The Statement replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (APB Opinion No. 20) and Statement of Financial Accounting Standard No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement was effective for any accounting changes and corrections of errors made on or after January 1, 2006 and had no effect on the Company’s 2006 Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken in an income tax return. For those benefits recognized, a tax position must be more-likely-than-not to be sustained based solely upon the technical merits of the position. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that, on a cumulative basis, is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming that the taxing authority has full knowledge of the position and all relevant facts. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company has preliminarily assessed the effect of adopting FIN 48 and expects to record a liability for approximately $1.4 million as of January 1, 2007 with an offsetting cumulative effect adjustment recorded to the beginning balance of retained earnings, which is subject to revision as management completes its analysis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS No. 157 may have on its financial condition and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach is material. If, in transition, in evaluating misstatements following an approach not previously used by the Company, the effect of initial adoption is determined to be material, SAB 108 allows companies to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements of initially applying this guidance are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 in 2006 did not have an effect on the Company’s financial condition and results of operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES—Continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS No. 159 may have on its financial condition and results of operations.

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

The Company has various joint ventures with unrelated investors and has retained minority equity interests ranging from 12.5% to 50.0% in these joint ventures. The Company generally accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of the joint ventures for which the Company uses the equity method of accounting are not included on the Company’s consolidated balance sheet.

The Company has had four consolidated joint ventures. SF-HIW Harborview Plaza, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, as described in Note 3; MG-HIW, LLC was accounted for as a financing arrangement pursuant to SFAS No. 66 as described in Note 3; The Vinings at University Center, LLC was consolidated pursuant to FIN 46(R) as described further below until late 2006 upon the sale of the venture’s assets and distribution of its net cash assets to its partners; and Markel is consolidated beginning January 1, 2006 pursuant to EITF 04-5, as discussed in Note 1.

Investments in unconsolidated affiliates consisted of the following as of December 31, 2006:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.0%
Dallas County Partners I, LP	Des Moines, IA	641		50.0%
Dallas County Partners II, LP	Des Moines, IA	272		50.0%
Dallas County Partners III, LP	Des Moines, IA	7		50.0%
Fountain Three	Des Moines, IA	785		50.0%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.0%
Kessinger/Hunter, LLC	Kansas City, MO	—	(2)	26.5%
4600 Madison Associates, LLC	Kansas City, MO	262		12.5%
Plaza Colonnade, LLC	Kansas City, MO	290		50.0%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	1,199		22.8%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.9%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.0%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.0%
HIW-KC Orlando LLC	Orlando, FL	1,273		40.0%
Concourse Center Associates, LLC	Greensboro, NC	118		50.0%
Weston Lakeside, LLC	Raleigh, NC	—	(3)	50.0%

Total		6,820	(4)

(1)	This joint venture also owns 418 rental residential units.
(2)	This joint venture provides property management, leasing, construction and brokerage services to Wholly Owned Properties.
(3)	This joint venture was constructing 332 rental residential units at December 31, 2006. These assets were sold in February 2007 as described below.
(4)	Excludes properties held by consolidated joint ventures totaling 618,000 square feet.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES—Continued

Combined summarized financial information for the Company’s unconsolidated joint ventures is as follows:

	December 31,
	2006	2005
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$672,869	$710,431
Other assets	103,970	106,382

Total assets	$776,839	$816,813

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt (1)	$575,452	$573,425
Other liabilities	29,430	34,513
Partners’ and shareholders’ equity	171,957	208,875

Total Liabilities and Partners’ and Shareholders’ Equity Assets	$776,839	$816,813

The Company’s share of historical partners’ and shareholders’ equity	$43,047	$58,400
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $2,049 and $1,814, respectively) (2)	10,787	10,847

Carrying value of investments in unconsolidated joint ventures (3)	$53,834	$69,247

The Company’s share of unconsolidated non-recourse mortgage debt (1)	$244,975	$243,247

(1)	The Company’s share of the mortgage debt through maturity as of December 31, 2006 is as follows:

2007	$3,817
2008	4,717
2009	8,342
2010	23,517
2011	6,117
Thereafter	198,465

$244,975

The Company generally is not liable for any of this debt, except to the extent of its investment, unless the Company has directly guaranteed any of the debt (see Note 15). In most cases, the Company and/or its strategic partners are required to guarantee customary limited exceptions on non-recourse loans.

(2)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.
(3)	During the third quarter of 2006, three of the Company’s joint ventures located in Des Moines, Iowa made cash distributions aggregating $17.0 million in connection with a debt refinancing. The Company received 50.0% of such distributions. As a result of these distributions, the Company’s investment account in these joint ventures became negative. Although the new debt is non- recourse, the Company and its partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 15. Therefore, in accordance with SOP 78-9 “Accounting for Investments in Real Estate Ventures,” the Company recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $6.5 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at December 31, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES—Continued

	Years Ended December 31,
	2006	2005	2004
Income Statements:
Revenues	$139,511	$141,775	$115,828
Expenses:
Operating expenses	60,638	58,693	48,018
Depreciation and amortization	29,007	29,736	24,357
Interest expense and loan cost amortization	33,768	34,683	27,764
Loss on debt extinguishment	1,448	—	—

Total expenses	124,861	123,112	100,139

Net income	$14,650	$18,663	$15,689

The Company’s share of:
Net income	$6,841	$9,303	$7,398

Depreciation and amortization (real estate related)	$11,191	$10,989	$9,044

Interest expense and loan cost amortization	$14,170	$14,572	$11,469

Loss on debt extinguishment	$724	$—	$—

The following summarizes the formation and principal activities of the Company’s unconsolidated joint ventures.

Board of Trade Investment Company; Kessinger/Hunter, LLC; 4600 Madison Associates, LP

The Company has a 49.0% interest in Board of Trade Investment Company, a 26.5% interest in Kessinger/Hunter, LLC and a 12.5% interest in 4600 Madison Associates, L.P. The Company is the property manager for the Board of Trade Investment Company and 4600 Madison Associates, L.P. joint ventures, for which it receives property management fees. In addition, Kessinger/Hunter, LLC, which is managed by the Company’s partner, provides property management, leasing and brokerage services and provides certain construction related services to certain Wholly Owned Properties of the Company. Kessinger/Hunter, LLC received $2.3 million, $1.2 million and $3.7 million from the Company for these related services in 2006, 2005, and 2004, respectively.

Des Moines Joint Ventures

The Company has a 50.0% ownership interest in a series of joint ventures with R&R Investors (the “Des Moines Joint Ventures”) relating to properties in Des Moines, Iowa.

Highwoods DLF 98/29, L.P.

The Company has a 22.81% interest in a joint venture (the “DLF I Joint Venture”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"). The Company is the property manager and leasing agent of the DLF I Joint Venture's properties and receives customary management and leasing fees. At the formation of this joint venture, the amount DLF contributed in cash to the venture was determined to be in excess of the amount required based on its ownership interest and on the final agreed-upon value of the real estate assets. The Company agreed to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2006, 2005 and 2004, of which $0.3 million in each year represented imputed interest expense. The balance at December 31, 2006 is $2.6 million, which is included in other liabilities.

Highwoods DLF 97/26 DLF 99/32, L.P.

The Company has a 42.93% interest in a joint venture (the “DLF II Joint Venture”) with Dreilander-Fonds 97/26 and 99/32 ("DLF II"). The Company is the property manager and leasing agent of the DLF II Joint Venture’s properties and receives customary management and leasing fees.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES—Continued

Concourse Center Associates, LLC and Plaza Colonnade, LLC

The Company has 50.0% interests in Concourse Center Associates, LLC and Plaza Colonnade, LLC. Unrelated investors own the remaining 50.0% ownership interest in the joint ventures. The Company is the manager and leasing agent for the properties and receives customary management fees and leasing commissions.

MG-HIW Development Joint Ventures

On July 29, 2003, the Company entered into an option agreement with its joint venture partner, Miller Global, to acquire Miller Global’s 50.0% interest in the assets encompassing 87,832 square feet of property and 7.0 acres of development land (zoned for the development of 90,000 square feet of office space) of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million. On March 2, 2004, the Company exercised its option to acquire its partner’s 50.0% equity interest in the assets of MG-HIW Metrowest I, LLC and MG-HIW Metrowest II, LLC for $3.2 million, to bring its ownership interest in these entities to 100.0%. At that time, the Company consolidated the assets and liabilities and recorded revenues and expenses of these entities on a consolidated basis. A $7.4 million construction loan to fund the development of this property, of which $7.3 million was outstanding at December 31, 2003, was paid in full by the Company at closing.

Highwoods KC Glenridge Office, LP and Highwoods KC Glenridge Land, LP

On February 25, 2004, the Company and Kapital-Consult, a European investment firm, formed these two ventures, which on February 26, 2004 acquired from a third party Glenridge Point Office Park, consisting of two office buildings aggregating 185,100 square feet and 2.9 acres of development land, located in the Central Perimeter sub-market of Atlanta. The Company contributed $10.0 million to the joint ventures in return for 40.0% equity interests in both ventures and Kapital-Consult contributed $14.9 million for 60.0% equity interests. In 2004 Highwoods KC Glenridge Office, LP entered into a $16.5 million ten-year secured loan on the office properties, and upon funding of the loan, the venture distributed cash of $6.5 million and $9.8 million to the Company and to Kapital-Consult, respectively. The Company is the manager and leasing agent for the office properties and receives customary management fees and leasing commissions. At December 31, 2006, the buildings were 96.6% occupied.

HIW-KC Orlando, LLC

On June 28, 2004, Kapital-Consult, a European investment firm, bought a 60.0% interest in HIW-KC Orlando, LLC. The Company owns the remaining 40.0% interest. HIW-KC Orlando, LLC owns five in-service office properties, encompassing 1.3 million rentable square feet, located in the central business district of Orlando, Florida, which were valued under the joint venture agreement at $212.0 million. The joint venture borrowed $143.0 million under a ten-year fixed rate mortgage loan from a third party lender at the time of its formation. In connection with this transaction, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. In connection with this guarantee, as of June 30, 2004, the Company included $0.6 million in other liabilities and reduced the total amount of gain to be recognized by the same amount. Additionally, the Company agreed to guarantee re-tenanting costs for approximately 11% of the joint venture’s total square footage. The Company recorded a $4.1 million contingent liability with respect to such guarantee as of June 30, 2004 and reduced the total amount of gain to be recognized by the same amount. In the three year period ended December 31, 2006, the Company paid $3.7 million in re-tenanting costs related to this guarantee. The contribution was accounted for as a partial sale as defined by SFAS No. 66 and the Company recognized a $16.3 million gain in June 2004. Since the Company has an ongoing 40.0% financial interest in the joint venture and since the Company is engaged by the joint venture to provide management and leasing services for the joint venture, for which it receives customary management fees and leasing commissions, the operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144 and the related gain on sale was included in continuing operations in the second quarter of 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES—Continued

Weston Lakeside, LLC

On September 27, 2004, the Company and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which the Company has a 50.0% ownership interest. On June 29, 2005, the Company contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to the Company and the Company recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed approximately 332 rental residential units in three buildings, at a total estimated cost of approximately $33 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. The joint venture financed the development with a $28.4 million construction loan guaranteed by Crosland. The Company provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. The Company has accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million. Mortgage debt in the amount of $27.1 million was paid off and various development related costs were paid. The Company received a net distribution of $6.1 million and may receive a further small and final distribution. A gain of approximately $5 million will be recognized by the Company in the first quarter of 2007 related to this sale. As of February 28, 2007, the joint venture is dormant pending the final distribution to the partners.

Consolidated Joint Ventures:

The following summarizes the formation and principal activities of the Company’s consolidated joint ventures.

Highwoods-Markel Associates, LLC

In 1999 and 2003, the Company contributed to this 50.0% owned joint venture a total of four in-service office properties located in Richmond, Virginia aggregating approximately 413,000 square feet. Our partner, Markel Corporation, occupies substantially all of this space for its own use. The Company is the manager and leasing agent for the properties and receives customary management fees and leasing commissions. As further described in Note 1, the Company began consolidating the Markel joint venture in January 2006 under the provisions of EITF No. 04-5.

SF-HIW Harborview Plaza, LP and MG-HIW, LLC

As further described in Note 3, the Company contributed assets to these joint ventures which were accounted for as financing arrangements under SFAS No. 66. Accordingly, the assets were or continue to be consolidated in the Company’s consolidated financial statements.

The Vinings at University Center, LLC

On December 22, 2004, the Company and Easlan Investment Group, Inc. (“Easlan”) formed The Vinings at University Center, LLC. The Company contributed 7.8 acres of land at an agreed upon value of $1.6 million to the joint venture in December 2004 in return for a 50.0% equity interest. Easlan contributed $1.1 million in the form of non-interest bearing promissory notes for a 50.0% equity interest in the joint venture. Upon formation, the joint venture entered into a $9.7 million secured construction loan to complete the construction of 156 residential units on the 7.8 acres of land. Easlan guaranteed this construction loan. The construction of the residential units was completed in the first quarter of 2006. Easlan was the manager and leasing agent for these residential units and received customary management fees and leasing commissions. The Company has received development fees throughout the construction project. The Company consolidated this joint venture from inception under the provisions of FIN 46(R) because Easlan had no at-risk equity and the Company would absorb the majority of the joint venture’s expected losses. On November 1, 2006, the joint venture sold the residential units to a third party for gross proceeds of $14.3 million, paid off the construction note payable and made cash distributions to the partners. The Company received a distribution of $2.9 million and recorded a gain of $1.4 million in the fourth quarter of 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2. INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES—Continued

Development, Leasing and Management Fees

As discussed above, the Company receives development, management and leasing fees for services provided to certain of its joint ventures. These fees are recognized as income to the extent of the other joint venture partner’s interest and are shown in rental and other revenues, as follows:

	Years Ended December 31,
	2006	2005	2004
Development fees	$98	$42	$171
Management and leasing fees	1,920	1,963	1,631

Total fees	$2,018	$2,005	$1,802

3. FINANCING ARRANGEMENTS

The following summarizes sale transactions in 2000 and 2002 that were or continue to be accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66 during the years ended December 31, 2006, 2005 and 2004.

SF-HIW Harborview Plaza, LP

On September 11, 2002, the Company contributed Harborview Plaza, an office building located in Tampa, Florida, to SF-HIW Harborview Plaza, LP (“Harborview LP”), a newly formed entity, in exchange for a 20.0% limited partnership interest and $35.4 million in cash. The other partner contributed $12.6 million of cash and a new loan was obtained by the partnership for $22.8 million. In connection with this disposition, the Company entered into a master lease agreement with Harborview LP for five years on the then vacant space in the building (approximately 20% of the building); occupancy was 99.6% at December 31, 2006. The Company also guaranteed to Harborview LP the payment of tenant improvements and lease commissions of $1.2 million. The Company’s maximum exposure to loss under the master lease agreement was $2.1 million at September 11, 2002 and was $0.3 million at December 31, 2006. Additionally, the Company’s partner in Harborview LP was granted the right to put its 80.0% equity interest in Harborview LP to the Company in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that such partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities less 3.0%, which amount was intended to cover the normal costs of a sale transaction.

Because of the put option and the master lease agreement, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in the consolidated financial statements of the Company. As a result, the Company has established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. The value of the put option was $20.0 million at December 31, 2006. This amount is offset by a related discount account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation, net of the discount amount, related to Harborview LP was $16.2 million at December 31, 2006. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. The Company continues to depreciate the property and record all of the depreciation on its books. Any payments made under the master lease agreement were expensed as incurred ($0.1 million was expensed during each of the years ended December 31, 2006, 2005 and 2004) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, the Company will record the transaction as a sale and recognize gain on sale.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3. FINANCING ARRANGEMENTS—Continued

Eastshore

On November 26, 2002, the Company sold three buildings located in Richmond, Virginia (the “Eastshore” transaction) for a total price of $28.5 million in cash, which was paid in full by the buyer at closing. Each of the sold properties was a single tenant building leased on a triple-net basis to Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc. In connection with the sale, the Company entered into a rental guarantee agreement for each building for the benefit of the buyer to guarantee any shortfalls that may be incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). The Company’s maximum exposure to loss under the rental guarantee agreements was $18.7 million at the date of sale and was $4.1 million as of December 31, 2006. No payments were made by the Company during 2003 and 2002 in respect of these rent guarantees. However, in June 2004, the Company began to make monthly payments to the buyer at an annual rate of $0.1 million as a result of the existing tenant renewing a lease in one building at a lower rental rate. The Company began to make additional payments in June 2006 of approximately $0.1 million per month due to the tenant vacating space in one of the three buildings as of May 31, 2006. These payments will continue until the earlier of the end of the guarantee period or until replacement tenants are in place and paying amounts equal to or more than the current tenant.

These rent guarantees are a form of continuing involvement as discussed in paragraph 28 of SFAS No. 66. Because the guarantees cover the entire space occupied by a single tenant under a triple-net lease arrangement, the Company’s guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time. Therefore, through July 2005 the transaction had been accounted for as a financing transaction, following the accounting method described in Note 1. Accordingly, through July 2005 the assets, liabilities and operations were included in these Consolidated Financial Statements, and a financing obligation of $28.8 million was recorded, which represented the amount received from the buyer, adjusted for subsequent activity. The income from the operations of the properties, other than depreciation, was allocated 100.0% to the owner as interest expense on financing obligations. Payments made under the rent guarantees were charged to expense as incurred. This transaction was recorded as a completed sale transaction in July 2005 when the maximum exposure to loss under the guarantees became less than the related deferred gain; accordingly, $1.7 million in gain was recognized in the last six months of 2005, $3.6 million in gain was recognized in 2006 and additional gain will be recognized in 2007 as the maximum exposure under the guarantees is reduced. Payments made under rent guarantees after July 2005 are recorded as a reduction of the deferred gain.

MG-HIW, LLC

On December 19, 2000, the Company formed MG-HIW, LLC, a joint venture with Miller Global. As of December 31, 2003, the assets in this joint venture consisted of five properties encompassing 1.3 million square feet located in the central business district of Orlando. The Company assumed obligations to make improvements to the assets as well as master lease obligations and guarantees on certain vacant space. Additionally, the Company guaranteed a leveraged internal rate of return (“IRR”) of 20.0% on Miller Global’s equity. The contribution in 2000 of these Orlando properties was accounted for as a financing arrangement under SFAS No. 66. Consequently, the assets, liabilities and operations related to the properties remained on the books of the Company and a financing obligation was established for the amount of equity contributed by Miller Global related to the Orlando City Group. The income from operations of the properties, excluding depreciation, was allocated 80.0% to Miller Global and reported as “interest on financing obligations.” This financing obligation was also adjusted each period by accreting the obligation up to the 20.0% guaranteed internal rate of return by a charge to interest expense, such that the financing obligation equaled at the end of each period the amount due to Miller Global including the 20.0% guaranteed return. The Company recorded interest expense on financing obligations in 2004 of $3.2 million, which includes amounts related to this IRR guarantee and payments made under the rental guarantees. The Company continued to depreciate the Orlando properties and record all of the depreciation in its financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3. FINANCING ARRANGEMENTS—Continued

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

4. ASSET DISPOSITIONS

Gains and impairments on disposition of properties, net, included in continuing operations (excluding impairments of assets held for use which are recorded in operating expenses as described in Note 12 consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Gains on disposition of land	$12,043	$8,604	$4,728
Impairments on land	—	(2,124)	(1,972)
Gains on disposition of depreciable properties	4,114	7,692	18,880

Total	$16,157	$14,172	$21,636

Net gains on sale and impairments of discontinued operations, net of minority interest, consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Gains on sales of depreciable properties	$15,082	$34,128	$9,380
Impairments of depreciable properties	—	(8,374)	(6,274)
Allocable minority interest	(1,224)	(2,528)	(323)

Total	$13,858	$23,226	$2,783

2007 Dispositions

In January 2007, the Company sold six office properties, encompassing 69,000 rentable square feet, which were no longer in-service in Atlanta, Georgia for gross proceeds of approximately $9.5 million and a gain of approximately $5.6 million. In February 2007, the Company sold four office properties encompassing 256,000 rentable square feet in Raleigh, North Carolina for gross proceeds of approximately $30.4 million and a gain of approximately $14.0 million. These 10 properties were classified as discontinued operations in the fourth quarter of 2006. In January 2007, the Company sold 42 acres of land in Kansas City, Missouri for gross proceeds of approximately $16.5 million and a gain of approximately $12.4 million. The land and properties were classified as held for sale at December 31, 2006.

2006 Dispositions

During 2006, the Company sold approximately 3.0 million square feet of office and industrial properties, 17 rental residential units and the Vinings residential project for aggregate gross proceeds of approximately $241 million. The resultant gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2006 transactions are described below, all of which except land sales were recorded as discontinued operations. Certain other properties and development land were also classified as held for sale as of December 31, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4. ASSET DISPOSITIONS—Continued

In the first quarter of 2006, the Company sold office and industrial properties encompassing 1,867,000 rentable square feet located in Atlanta, Georgia, Columbia, South Carolina and Tampa, Florida in a single transaction for gross proceeds of approximately $141 million. These properties were classified as held for sale as of December 31, 2005 and an impairment loss of $7.7 million was recorded in the fourth quarter of 2005. The properties subject to this sale were recorded as discontinued operations in the fourth quarter of 2005. Also, in the first quarter of 2006, the Company sold an office property encompassing 132,000 rentable square feet located in Raleigh, North Carolina for gross proceeds of approximately $12.9 million. A gain of approximately $1.4 million was recorded in the first quarter of 2006. This property was classified as discontinued operations in the first quarter of 2006.

In the third quarter of 2006, the Company sold five office and industrial properties aggregating 292,000 rentable square feet located in Raleigh, North Carolina for gross proceeds of approximately $22.8 million. A gain of approximately $2.8 million was recorded in the third quarter of 2006. This property was classified as discontinued operations in the third quarter of 2006.

In the fourth quarter of 2006, the Company sold the following assets: a retail property aggregating 105,000 rentable square feet located in Kansas City, Missouri for gross proceeds of approximately $10.5 million, with a gain of approximately $1.5 million; two office properties and 12 industrial properties aggregating 393,000 rentable square feet in Winston-Salem and Greensboro, North Carolina for gross proceeds of approximately $16.5 million, with a gain of approximately $3.5 million; and three office properties aggregating 193,000 rentable square feet in Tampa, Florida for gross proceeds of approximately $22 million, with a gain of approximately $3.7 million.

During 2006, the Company also sold 220.7 acres of non-core land for gross sale proceeds of $34.5 million and gains of $12.0 million.

2005 Dispositions

During 2005, the Company sold approximately 4.9 million square feet of office and industrial properties and 29 residential units for gross proceeds of approximately $386 million (including the Eastshore transaction recognized as a completed sale in 2005 – see Note 3) and also sold or contributed to a joint venture approximately 200 acres of development land for gross proceeds of $25.1 million. The resultant gains and impairments, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2005 transactions are described below, all of which except the Eastshore transaction were recorded as discontinued operations. Certain other properties and development land were also classified as held for sale as of December 31, 2005.

In the first quarter of 2005, the Company sold an office building in Raleigh, North Carolina to an owner/user for gross proceeds of approximately $27.3 million. In the first and second quarters, the Company sold industrial buildings in Winston-Salem, North Carolina for gross proceeds of approximately $27.0 million, as more fully described in Note 8. In the second quarter, the Company sold two vacant buildings in Highwoods Preserve, Tampa, Florida to an owner/user for gross proceeds of approximately $24.5 million. In the third quarter, the Company sold all of its operating properties and certain vacant land in Charlotte, North Carolina and certain operating properties in Tampa, Florida in a single transaction for gross proceeds of approximately $228 million. In connection with this sale, the Company closed its division office in Charlotte and incurred employee severance costs of approximately $0.6 million, which were charged to general and administrative expenses during the second and third quarters. In the third quarter of 2005, the Company also recognized as a completed sale the disposition of three office buildings in Richmond, Virginia (the Eastshore transaction); Eastshore had been accounted for as a financing due to a significant guarantee of rent under leases in the sold properties that was made by the Company when the sale occurred in 2002, as more fully described in Note 3.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4. ASSET DISPOSITIONS—Continued

2004 Dispositions

During 2004, the Company sold approximately 1.3 million rentable square feet of office, industrial and retail properties and 88 residential units for gross proceeds of $96.5 million and also sold 213.7 acres of development land for gross proceeds of $35.7 million. The Company also contributed approximately 1.3 million square feet of buildings and land to joint ventures. The resultant gains and impairments, including recognition of certain gains deferred in prior years, are shown in the preceding table. The larger 2004 transactions are described below, all of which except the HIW-KC Orlando, LLC transaction were recorded as discontinued operations. Certain other properties and development land were also classified as held for sale as of December 31, 2004.

Late in the second quarter 2004, the Company sold a building located in Highwoods Preserve, Tampa, Florida to an owner/user for approximate gross proceeds of $20.2 million. The Company recognized an impairment loss of $3.0 million in discontinued operations in April 2004 when the planned sale met the criteria to be classified as held for sale. As more fully described in Note 2, in the second quarter of 2004, the Company sold a 60% interest in HIW-KC Orlando, LLC, which owns five office buildings in Orlando, Florida. The contribution was accounted for as a partial sale, and the Company recognized a $16.3 million gain in June 2004. The operations of these properties were not reflected as discontinued operations consistent with SFAS No. 144, and the related gain on sale was included in continuing operations in the second quarter of 2004. In the fourth quarter of 2004, the Company sold office and industrial buildings in four of its markets and one 88 unit residential building in Kansas City, Missouri for gross proceeds of $37.5 million. In the fourth quarter of 2004, the Company also sold a building located in Orlando, Florida for gross proceeds of approximately $6.8 million, and an impairment loss of approximately $3.2 million was recognized in the fourth quarter 2004 prior to the closing of the sale. During 2004, the Company also contributed 7.8 acres of land to The Vinings at University Center, LLC in which the Company had a 50.0% equity interest. See Note 2 for further discussion of this joint venture.

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
Mortgage loans payable:
8.17% mortgage loan due 2007	$61,426	$63,400
7.77% mortgage loan due 2009	82,622	84,671
7.87% mortgage loan due 2009	52,126	65,179
7.05% mortgage loan due 2012 (1)	190,000	135,229
6.03% mortgage loan due 2013	137,810	139,897
5.68% mortgage loan due 2013	123,271	125,446
5.74% to 9.00% mortgage loans due between 2007 and 2017 (2), (4)	83,477	53,317
Variable rate mortgage loan due 2007	—	3,478
Variable rate construction loans due 2007 (3)	10,897	50,499

	741,629	721,116

Unsecured indebtedness:
7.00% notes due 2006	—	110,000
7.13% notes due 2008	100,000	100,000
8.13% notes due 2009	50,000	50,000
7.50% notes due 2018	200,000	200,000
Term loan due 2006 (5)	—	100,000
Revolving credit facility due 2006 (5)	—	190,500
Revolving credit facility due 2009	373,500	—

	723,500	750,500

Total	$1,465,129	$1,471,616

(1)	In December 2006, the Company and the lender agreed to a loan modification pursuant to which an additional approximate $57 million in loan proceeds were provided to the Company, the interest rate was reduced from 7.79% to 7.05% and the remaining term was increased by approximately one year.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS—Continued

(2)	Amount at both December 31, 2006 and 2005 includes $22.8 million of mortgage debt related to SF-HIW Harborview Plaza, LP. See Note 3.
(3)	Amount at December 31, 2005 includes a $7.7 million construction loan held by The Vinings at University Center, LLC, a consolidated 50.0% owned joint venture. During the fourth quarter of 2006, this joint venture sold its assets and paid off the related mortgage debt. See Note 2.
(4)	Amount at December 31, 2006 includes $38.1 million of mortgage debt related to Markel, a consolidated 50.0% owned joint venture. See Notes 1 and 2.
(5)	In May, July, August and September 2005 and February 2006, the Company obtained waivers from the lenders under its previous $250 million unsecured revolving credit facility and its various bank term loans related to timely reporting to the lenders of annual and quarterly financial statements and to covenant violations that could arise from future redemptions of Preferred Stock due to the reclassification of the Preferred Stock from equity to a liability during the period of time from the announcement of the redemption until the redemption is completed. The aforementioned modifications did not change the economic terms of the loans. In connection with these modifications, the Company incurred certain loan costs that were capitalized and amortized over the remaining term of the loans. In November 2005, the Company amended its previous $100 million bank term loan to extend the maturity date to July 17, 2006 and reduce the spread over the LIBOR interest rate from 130 basis points to 100 basis points. These loans were paid off in May 2006 in connection with the closing of the Company’s new revolving credit facility described below.

The following table sets forth the principal payments, including amortization, due on the Company’s mortgages and notes payable as of December 31, 2006:

	Amounts due during years ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Fixed Rate Debt:
Unsecured (1):
Notes	$350,000	$—	$100,000	$50,000	$—	$—	$200,000
Secured:
Mortgage loans payable (2)	730,732	75,812	10,341	141,156	9,057	9,811	484,555
Total Fixed Rate Debt	1,080,732	75,812	110,341	191,156	9,057	9,811	684,555
Variable Rate Debt:
Unsecured:
Revolving credit facility	373,500	—	—	373,500	—	—	—
Secured:
Construction loans	10,897	10,897	—	—	—	—	—

Total Variable Rate Debt	384,397	10,897	—	373,500	—	—	—

Total Mortgages and Notes Payable	$1,465,129	$86,709	$110,341	$564,656	$9,057	$9,811	$684,555

(1)	The $350 million of unsecured notes bear interest at rates ranging from 7.125% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized to interest expense over the life of the respective notes as an adjustment to interest expense. All of the unsecured notes are redeemable at any time prior to maturity at the Company’s option, subject to certain conditions including the payment of make-whole amounts. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. The Operating Partnership is in compliance with all covenants under the indenture and is current on all payments required thereunder.
(2)	The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2006. The Company’s fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS—Continued

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

On August 8, 2006, the Company’s revolving credit facility was amended and restated as part of a syndication with a group of 15 banks. The revolving credit facility was also upsized from $350 million to $450 million. The Company’s revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Company has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $74.3 million of availability at December 31, 2006 and had $88.3 million of availability as of February 15, 2007.

On January 31, 2007, the Company obtained a $150 million unsecured non-revolving credit facility. This facility has an initial term of six months and can be extended at the Company’s option for two additional three-month periods provided the Company is not in default. This facility has identical interest rate terms and financial covenants as the Company’s revolving credit facility. The Company currently intends to repay all amounts outstanding under the non-revolving facility with proceeds from newly issued secured or unsecured debt. As of February 15, 2007, there was $60.0 million borrowed on this non-revolving facility.

Other Information

The Company’s credit facilities and the indenture that governs the Company’s outstanding notes require it to comply with customary operating covenants and various financial and operating ratios. The Company is currently in compliance with all such requirements.

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

Total interest capitalized to development projects was $5.0 million, $2.9 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5. MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS—Continued

Deferred Financing Costs

As of December 31, 2006 and 2005, deferred financing costs were $11.7 million and $12.5 million, respectively, and related accumulated amortization was $4.2 million and $5.8 million, respectively. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds, notes payable and debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is shown as amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs will be as follows:

	Contractual Interest	Deferred Financing	Total
2007	$111	$2,040	$2,151
2008	70	1,847	1,917
2009	37	977	1,014
2010	36	445	481
2011	36	442	478
Thereafter	227	1,270	1,497

	$517	$7,021	$7,538

Financing Obligations

The Company’s financing obligations consisted of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
SF-HIW Harborview Plaza, LP financing obligation (1)	$16,157	$14,983
Tax increment financing obligation (2)	18,308	19,171
Capitalized ground lease obligation (3)	1,065	—

Total	$35,530	$34,154

(1)	See Note 3 for further discussion of this financing obligation.
(2)	In connection with tax increment financing for construction of a public garage related to an office building constructed by the Company in 2000, the Company is obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is shown as a financing obligation in the Consolidated Balance Sheet. The Company also receives special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments.
(3)	Represents a capitalized lease obligation to the lessor of land on which the Company is constructing a new building. The Company is obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. The Company intends to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS

Officer, Management and Director Compensation Programs

The Company's officers participate in an annual non-equity incentive program whereby they are eligible for incentive payments based on a percentage of their annual base salary. In addition to considering the pay practices of the Company’s peer group in determining each officer’s incentive payment percentage, the officer’s ability to influence the Company’s performance is also considered. Each officer has a target annual non-equity incentive payment percentage that ranges from 25.0% to 85.0% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a performance ‘factor,’ which can range from zero to 200.0%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals for each criteria and partly on actual total Company performance relative to the same criteria. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other members of management participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10.0% to 40.0% of annual base salary. The actual incentive payment is determined by the overall performance of the Company and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

The Company’s officers generally receive annual grants of stock options and restricted stock on March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; however, directors currently do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued in 2005 and 2006 continue to vest ratably over a four-year period, but remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model, as described below.

The Company generally makes annual grants of time-based restricted Common Stock under its Stock Option Plan to its directors, officers and other employees. Shares of time-based restricted stock issued prior to 2005 generally vests 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2006 will vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS—Continued

During 2005 and 2006, the Company also issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. The Company’s total return on Common Stock was 50.6% in 2006, and accordingly 2,373 previously issued shares of total return-based restricted stock vested as of December 31, 2006, net of shares surrendered for withholding taxes. The grant date fair values of each such share of total return-based restricted stock were determined by an outside consultant to be approximately 76% and 87% of the market value of a share of Common Stock as of the grant dates for the 2005 and 2006 grants, respectively. The grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2005 and 2006, the Company also issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to performance-based criteria. The performance-based criteria are based on whether or not the Company meets or exceeds four operating and financial goals established under its Strategic Management Plan by the end of 2007 and 2008, respectively. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to December 31, 2007 and 2008, respectively, adjusting for the expected level of vesting that will occur at those dates.

Up to 100% of additional total return-based restricted stock and up to 50% of additional performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. The Company will also accrue and record expense for additional performance-based shares during the three-year period to the extent issuance of the additional shares is expected based on the Company’s current and projected actual performance. In accordance with SFAS No. 123(R), no expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

In 1997, the Company adopted the 1997 Performance Award Plan under which 349,990 nonqualified stock options granted to certain executive officers were accompanied by a dividend equivalent right ("DER"). No other options granted by the Company since 1997 have been accompanied by a DER. The plan provided that if the total return on a share of Common Stock exceeded certain thresholds during the five-year vesting period ending in 2002, the exercise price of such options with a DER would be reduced under a formula based on dividends and other distributions made with respect to such a share during the period beginning on the date of grant and ending upon exercise of such stock option. At the end of the five-year vesting period, the total return performance resulted in a reduction in the option exercise price of $6.098 per share. The exercise price per option share was further reduced by $2.96 as of December 31, 2004 as a result of the dividend payments on Common Stock from January 1, 2003 through December 31, 2004. Because of the exercise price reduction feature, the stock options accompanied by a DER were accounted for using variable accounting as provided in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” In December 2004, the Company entered into an agreement with the participants to cease the additional reduction in the option exercise price, which fixed the exercise price per share reduction at $9.06. As a result, variable accounting is no longer required after December 31, 2004 as both the number of options and the amount required to exercise is known. The Company recorded compensation expense of $0.06 million for the year ended December 31, 2004. Because the exercise price was not reduced after December 31, 2004, no expense was required to be recognized in the years ended December 31, 2006 and 2005. As of December 31, 2006, there were 67,021 outstanding options whose exercise price had been reduced in prior periods as a result of the DERs.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS—Continued

During the years ended December 31, 2006, 2005 and 2004, the Company recognized approximately $3.7 million, $2.9 million and $4.7 million, respectively, of stock-based compensation expense. Stock-based compensation expense for 2004 includes $2.3 million related to the accelerated vesting of stock options and restricted shares for the Company’s former Chief Executive Officer who retired on June 30, 2004. As of December 31, 2006, there was $5.9 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.1 years.

The compensation and governance committee of the Company’s board of directors has retained the authority to grant non-equity incentive and equity incentive awards at its discretion.

Using the Black-Scholes option valuation model, the weighted average fair values of options granted during 2006, 2005 and 2004 were $4.00, $1.89 and $1.28, respectively, per option. The fair values of the options granted were determined at the grant dates using the following weighted average assumptions:

	2006	2005	2004
Risk free interest rate (1)	4.63%	4.19%	2.99%
Common stock dividend yield (2)	5.20%	6.45%	6.59%
Expected volatility (3)	18.90%	16.30%	17.57%
Average expected option life (years) (4)	4.75	7.0	9.2
Options granted	243,610	662,325	834,078

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the option grants.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.
(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2006 grants is based on an analysis of historical company data. The average expected option life for the 2005 and 2004 grants is a weighted average of their respective contractual terms.

The following table summarizes information about all stock options outstanding at December 31, 2006:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2005	5,153,648	$24.23
Options granted	243,610	32.40
Options forfeited	(18,262)	27.16
Options cancelled	(54,558)	26.51
Options exercised	(2,349,367)	24.46

Balances at December 31, 2006	2,975,071	$24.67

Cash received or receivable from options exercised was $43.3 million, $2.7 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $30.5 million, $1.0 million and $1.0 million, respectively. The total intrinsic value of options outstanding at December 31, 2006, 2005 and 2004 was $47.9 million, $22.3 million and $18.9 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises. The Company has a policy of issuing new shares to satisfy stock option exercises.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS—Continued

The following table sets forth information at December 31, 2006 about (a) the outstanding number of vested stock options and those expected to vest and (b) the number of those options that are exercisable.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Life (years)
Outstanding	2,855,941	$24.64	$46,032	4.78
Exercisable	1,902,033	$23.32	$33,168	4.18

The following table summarizes activity in the year ended December 31, 2006 for all time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2005	268,409 (1)	$24.79
Awarded and issued (2)	72,906	32.50
Vested (3)	(43,903)	24.22
Forfeited	(18,590)	25.68
Surrendered for payment of withholding taxes upon vesting (3)	(23,702)	23.82

Nonvested shares outstanding at December 31, 2006	255,120	$27.12

(1)	Amount includes the grant of 20,396 shares of restricted stock in 2005, which were not issued until 2006, and are included in the Consolidated Statement of Stockholders’ Equity at December 31, 2006.
(2)	The weighted average fair value at grant date of time-based restricted shares issued during the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $2.5 million and $3.0 million, respectively.
(3)	The vesting date fair value of time-based restricted shares that vested during the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $2.4 million and $3.2 million, respectively.

The following table summarizes activity in the year ended December 31, 2006 for all performance-based and total return-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2005	62,576	$26.82
Awarded and issued (1)	52,938	30.62
Vested (2)	(2,373)	28.52
Forfeited	(4,546)	28.19
Surrendered for payment of withholding taxes upon vesting (2)	(1,949)	28.52

Nonvested shares outstanding at December 31, 2006	106,646	$28.58

(1)	The weighted average fair value at grant date of performance and total return-based restricted shares issued during the years ended December 31, 2006 and 2005 was $1.6 million and $1.5 million, respectively. There were no performance-based and total return-based restricted shares issued during the year ended December 31, 2004.
(2)	The vesting date fair value of return-based restricted shares that vested during the year ended December 31, 2006 was $0.2 million. No performance-based or return-based restricted shares vested during 2005 and no performance-based or return-based restricted shares were granted in 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS—Continued

1999 Shareholder Value Plan

Grants under the 1999 Shareholder Value Plan were intended to reward the executive officers of the Company when the total shareholder returns measured by increases in the market value of Common Stock plus dividends exceeded a comparable index of the Company’s peers over a three-year period. Annual grants under this Plan up to 2004 would result in cash payments based on the Company’s percentage change in shareholder return compared to the composite index of its peer group. If the Company’s performance is not at least 100% of the peer group, no payout is made. To the extent performance exceeds the peer group, the payout increases. No new grants were made under the 1999 Shareholder Value Plan in 2006 and 2005. There were no cash payouts for grants under this plan for the years ended December 31, 2005 and 2004, respectively. For the grants issued in early 2004 and whose three-year performance period ended on December 31, 2006, payments of approximately $0.9 million were made in early 2007. The 1999 Shareholder Value Plan is accounted for as a liability award and, accordingly, at each period-end, a liability equal to the current computed fair value under the plan for all outstanding plan units, adjusted for the three-year vesting period, is recorded with corresponding charges or credits to compensation expense. No compensation expense was required to be recognized during 2005 and 2004 for grants under this plan; approximately $0.9 million was recognized as expense in 2006.

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees eligible for these benefits as of the date of grant after March 1, 2006, 25% of their grants were fully expensed at the grant date, which increased compensation expense by approximately $0.2 million in the year ended December 31, 2006. Grants made prior to 2006 are unaffected.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6. EMPLOYEE BENEFIT PLANS—Continued

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual incentive payments (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom common stock of the Company. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $1.6 million, $0.4 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Cash payments from the plan for the years ended December 31, 2006, 2005 and 2004 were $0.5 million, $0.02 million and $0.9 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the year ended December 31, 2006 was $1.1 million. There were no transfers made for the years ended December 31, 2005 and 2004.

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company contributes amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary). During 2006, 2005 and 2004, the Company contributed $1.1 million, $1.1 million and $1.2 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. During the year ended December 31, 2004, the Company issued 33,693 new shares of Common Stock under the Employee Stock Purchase Plan. SEC rules prohibited the Company from issuing shares of Common Stock pursuant to the plan under the Company’s Form S-8 registration statement during most of 2005 because of the delay in the filing of the Company’s SEC reports. As a result, no shares were issued during 2005 under the plan, and the funds were held by a trustee. In 2006, the Company issued 60,471 shares of Common Stock under the Employee Stock Purchase Plan, which included shares purchased using the funds held by such trustee. The discount on newly issued shares is expensed by the Company as additional compensation and aggregated $0.2 million in each of the years ended December 31, 2006, 2005 and 2004, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7. RENTAL AND OTHER REVENUES; RENTAL PROPERTY AND OTHER EXPENSES

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

	Years Ended December 31,
	2006	2005	2004
Contractual rents	$355,999	$338,442	$336,567
Straight-line rental income net	8,044	6,650	6,601
Lease incentive amortization	(796)	(868)	(727)
Property operating cost recovery income	40,323	34,369	31,248
Lease termination fees	2,792	5,875	3,471
Fee income	6,001	4,950	4,639
Other miscellaneous operating income	4,435	6,657	7,788

	$416,798	$396,075	$389,587

Rental property and other expenses from continuing operations consist of the following:

	Years Ended December 31,
	2006	2005	2004
Maintenance, cleaning and general building	$53,528	$50,123	$49,043
Utilities, insurance and real estate taxes	81,976	74,011	72,528
Division and allocated administrative expenses	12,257	10,440	9,080
Other miscellaneous operating expenses	5,831	7,001	7,228

	$153,592	$141,575	$137,879

Expected future minimum base rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2006 for the Wholly Owned Properties (including properties held for sale) are as follows:

2007	$358,823
2008	332,844
2009	286,718
2010	238,445
2011	190,922
Thereafter	657,750

$2,065,502

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8. RELATED PARTY TRANSACTIONS

The Company had a contract to acquire development land in the Bluegrass Valley office development project from GAPI, Inc., a corporation controlled by Gene H. Anderson, an executive officer and director of the Company. Under the terms of the contract, the development land was purchased in phases, and the purchase price for each phase or parcel was settled in cash and/or Common Units. The price for the various parcels was based on an initial value for each parcel, adjusted for an interest factor, applied up to the closing date and also for changes in the value of the Common Units. On January 17, 2003, the Company acquired an additional 23.5 acres of this land from GAPI, Inc. for 85,520 shares of Common Stock and $384,000 in cash for total consideration of $2.3 million. In May 2003, 4.0 acres of the remaining acres not yet acquired by the Company was taken by the Georgia Department of Transportation to develop a roadway interchange for consideration of $1.8 million. The Department of Transportation took possession and title of the property in June 2003. As part of the terms of the contract between the Company and GAPI, Inc., the Company was entitled to and received in 2003 the $1.8 million proceeds from the condemnation. In July 2003, the Company appealed the condemnation and is currently seeking additional payment from the state; the recognition of any gain has been deferred pending resolution of the appeal process. In April 2005, the Company acquired for cash an additional 12.1 acres of the Bluegrass Valley land from GAPI, Inc. and also settled for cash the final purchase price with GAPI, Inc. on the 4.0 acres that were taken by the Georgia Department of Transportation, which aggregated approximately $2.7 million, of which $0.7 million was recorded as a payable to GAPI, Inc. on the Company’s financial statements as of December 31, 2004. In August 2005, the Company acquired 12.7 acres, representing the last parcel of land to be acquired, for cash of $3.2 million. The Company believes that the purchase price with respect to each land parcel was at or below market value based on market data and on the subsequent sale of the land at a significant gain, as discussed below. These transactions were unanimously approved by the full Board of Directors with Mr. Anderson abstaining from the vote. The contract provided that the land parcels could be paid in Common Units or in cash, at the option of the seller. This feature constituted an embedded derivative pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The embedded derivative feature was accounted for separately and adjusted based on changes in the fair value of the Common Units. This resulted in decreases to other income of $0.4 million and $0.2 million in 2004 and 2005, respectively. The embedded derivative expired upon the closing of the final land transaction in August 2005.

The majority of the Bluegrass land that the Company acquired from GAPI, Inc. was sold in the fourth quarter of 2006 to a third party for a gain of approximately $7.0 million. In connection with the sale, it was determined that a portion of the Bluegrass land that was acquired from GAPI, Inc. pursuant to this staged land take-down arrangement was not usable or saleable for future development. The original purchase contract requires GAPI, Inc. to reimburse the Company for the value of any unusable acreage. Based on current estimates, GAPI, Inc. may be required to reimburse the Company for up to $750,000 pending final resolution of the matter in accordance with and in the manner required by the original contract.

On February 28, 2005 and April 15, 2005, the Company sold through a third party broker three non-core industrial buildings in Winston-Salem, North Carolina to John L. Turner and certain of his affiliates for a gross sales price of approximately $27.0 million, of which $20.3 million was paid in cash and the remainder from the surrender of 256,508 Common Units. The Company recorded a gain of approximately $4.8 million upon the closing of these sales. Mr. Turner, who was a director at the time of these transactions, retired from the Board of Directors effective December 31, 2005. The Company believes that the purchase price paid for these assets by Mr. Turner and his affiliates was equal to their fair market value based on extensive marketing of the properties prior to this sale. The sales were unanimously approved by the full Board of Directors with Mr. Turner not being present to discuss or vote on the matter.

9. STOCKHOLDERS’ EQUITY

Common Stock Dividends

Dividends declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2006, 2005 and 2004.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9. STOCKHOLDERS’ EQUITY—Continued

The following table summarizes the estimated taxability of dividends paid for federal income tax purposes:

	2006	2005	2004
Per share:
Ordinary income	$0.04	$0.66	$0.30
Capital gains	0.69	0.99	0.10
Return of capital	0.97	0.05	1.30

Total	$1.70	$1.70	$1.70

The Company's tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

On January 31, 2007, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 2, 2007 to stockholders of record on February 12, 2007.

Preferred Stock

Below is a tabular presentation of the Company’s Preferred Stock as of December 31, 2006 and 2005:

Preferred Stock Issuances	Issue Date	Number of Shares Issued Originally	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)	(in thousands)
December 31, 2006:
8 5/8% Series A Cumulative Redeemable	2/12/1997	125	105	$104,945	$1,000	02/12/2027	$86.25
8% Series B Cumulative Redeemable	9/25/1997	6,900	3,700	$92,500	$25	09/25/2002	$2.00

December 31, 2005:
8 5/8% Series A Cumulative Redeemable	2/12/1997	125	105	$104,945	$1,000	02/12/2027	$86.25
8% Series B Cumulative Redeemable	9/25/1997	6,900	5,700	$142,500	$25	09/25/2002	$2.00

The net proceeds raised from Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to distributions, liquidation and redemption rights.

Of the $86.25 dividend paid per Series A Preferred Share in 2006, $5.00 was taxable as ordinary income and $81.25 was taxable as capital gain. Of the $2.00 dividend paid per Series B Preferred Share in 2006, $0.12 was taxable as ordinary income and $1.88 was taxable as capital gain.

The Company used some of the proceeds from its disposition activities described in Note 4 to redeem, in August 2005, all of the Company’s outstanding Series D Preferred Shares and 1.2 million of its outstanding Series B Preferred Shares, aggregating $130.0 million plus accrued dividends and, in February 2006, 2.0 million of its outstanding Series B Preferred Shares aggregating $50.0 million plus accrued dividends. In connection with these redemptions of Preferred Stock, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common shareholders in accordance with EITF Topic D-42. These reductions amounted to $4.3 million and $1.8 million for the third quarter 2005 and first quarter 2006, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9. STOCKHOLDERS’ EQUITY—Continued

Stockholder Rights Plan

The Company has a stockholder rights plan, which is currently scheduled to expire on October 6, 2007, pursuant to which existing stockholders would have the ability to acquire additional Common Stock at a significant discount in the event a person or group attempts to acquire the Company on terms that the Company’s board does not approve. These rights are designed to deter a hostile takeover by increasing the takeover cost. As a result, such rights could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of the Company’s stockholders. The rights plan should not interfere with any merger or other business combination the board of directors approves since the Company may generally terminate the plan at any time at nominal cost.

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

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company had no outstanding hedge or derivative financial instruments during 2006. During 2004 through June 1, 2005 the Company had an interest rate swap that effectively fixed the LIBOR base rate on $20.0 million of floating rate debt at 1.59%.

The Accumulated Other Comprehensive Loss (“AOCL”) balance at December 31, 2006 and 2005 was $1.5 million and $2.2 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 11). The Company expects that the portion of the cumulative loss recorded in AOCL at December 31, 2006 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.7 million.

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

11. OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Years Ended December 31,
	2006	2005	2004
Net income	$53,744	$62,458	$41,577
Other comprehensive income:
Realized derivative gains/(losses) on cash-flow hedges	—	(101)	79
Amortization as interest expense of hedging gains and losses included in other comprehensive income	697	703	757

Total other comprehensive income	697	602	836

Total comprehensive income	$54,441	$63,060	$42,413

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Company’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 8.9 million square feet of office and industrial properties and 290 residential units sold during 2006, 2005 and 2004 and 0.3 million square feet of property held for sale at December 31, 2006. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company will not have any significant continuing involvement in the operations after the disposal transactions:

	Years Ended December 31,
	2006	2005	2004
Rental and other revenues	$12,976	$54,613	$83,698
Operating expenses:
Rental property and other expenses	5,254	23,158	34,962
Depreciation and amortization	3,386	16,841	25,339
Impairment of assets held for use	—	—	1,770
General and administrative	87	859	498

Total operating expenses	8,727	40,858	62,569
Interest expense	560	1,218	1,561
Other income	65	195	230

Income before minority interest and gains, net of impairments, on sales of discontinued operations	3,754	12,732	19,798
Minority interest in discontinued operations	(333)	(1,228)	(2,048)

Income from discontinued operations before net gains on sales and impairment of discontinued operations	3,421	11,504	17,750

Net gains on sales and impairment of discontinued operations	15,082	25,754	3,106
Minority interest in discontinued operations	(1,224)	(2,528)	(323)

Gains on sales and impairment of discontinued operations, net of minority interest	13,858	23,226	2,783

Total discontinued operations	$17,279	$34,730	$20,533

Carrying value of assets held for sale and assets sold during the year	$228,616	$523,301	$623,170

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. As a result, the Company recorded impairments with respect to certain properties sold or held for sale aggregating $8.4 million and $6.3 million during the years ended December 31, 2005 and 2004, respectively. These impairments were included in discontinued operations. There were no such impairments recorded in the year ended December 31, 2006.

At December 31, 2006, the Company had 0.3 million rentable square feet of properties and 108 acres of development land classified as held for sale. As of February 15, 2007, most of these assets had been sold.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12. DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS—Continued

The following table includes the major classes of assets and liabilities of the properties held for sale as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Land	$3,462	$28,716
Land held for development	14,210	19,653
Buildings and tenant improvements	21,949	165,961
Development in process	—	(28)
Accumulated depreciation	(6,829)	(42,296)

Net real estate assets	32,792	172,006
Deferred leasing costs, net	435	2,503
Accrued straight line rents receivable	727	2,674
Prepaid expenses and other	212	52

Total assets	$34,166	$177,235

Tenant security deposits, deferred rents and accrued costs (1)	$525	$1,240

Mortgages payable (2)	$—	$1,873

(1)	Included in accounts payable, accrued expenses and other liabilities.
(2)	Included in mortgages and notes payable.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. During 2006, one office property which was classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, the Company recognized an impairment loss of $2.6 million which was included in impairment of assets held for use for the year ended December 31, 2006. During 2005, one land parcel and one office property which were classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, the Company recognized impairment losses of $7.6 million which were included in impairment of assets held for use for the year ended December 31, 2005. During 2004, there were two properties held for use, one of which was later sold in 2004 and the other was sold in 2005, with indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly impairment losses of $1.6 million were recognized during the year ended December 31, 2004. Since these properties subsequently were sold, the impairment losses have now been classified in income from discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004
Basic income/(loss) per share:
Numerator:
Income from continuing operations	$36,465	$27,728	$21,044
Preferred Stock dividends (1)	(17,063)	(27,238)	(30,852)
Excess of Preferred Stock redemption costs over carrying value (1)	(1,803)	(4,272)	—

Income/(loss) from continuing operations attributable to common stockholders	17,599	(3,782)	(9,808)
Income from discontinued operations	17,279	34,730	20,533

Net income attributable to common stockholders	$34,878	$30,948	$10,725

Denominator:
Denominator for basic earnings per share – weighted average shares (2)	54,489	53,732	53,323

Basic earnings per share:
Income/(loss) from continuing operations	$0.32	$(0.07)	$(0.18)
Income from discontinued operations	0.32	0.65	0.38

Net income	$0.64	$0.58	$0.20

Diluted income/(loss) per share:
Numerator:
Income from continuing operations	$36,465	$27,728	$21,044
Preferred Stock dividends	(17,063)	(27,238)	(30,852)
Excess of Preferred Stock redemption costs over carrying value	(1,803)	(4,272)	—
Minority interest in the Operating Partnership	1,621	—	—

Income/(loss) from continuing operations attributable to common stockholders	19,220	(3,782)	(9,808)

Income from discontinued operations	17,279	34,730	20,533
Minority interest in the Operating Partnership in discontinued operations	1,557	—	—

Income from discontinued operations	18,836	34,730	20,533

Net income attributable to common stockholders	$38,056	$30,948	$10,725

Denominator:
Denominator for basic earnings per share – weighted average shares (2)	54,489	53,732	53,323
Add:
Employee stock options and warrants	1,394	— (3)	— (3)
Common Units	5,193	— (3)	— (3)
Unvested restricted stock	286	— (3)	— (3)

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	61,362 (4)	53,732	53,323

Diluted earnings per share (3):
Income/(loss) from continuing operations	$0.31	$(0.07)	$(0.18)
Income from discontinued operations	0.31	0.65	0.38

Net income	$0.62	$0.58	$0.20

(1)	For additional disclosures regarding outstanding Preferred Stock, see Note 9 included herein.
(2)	Weighted average shares exclude shares of unvested restricted stock pursuant to SFAS 128.
(3)

Pursuant to SFAS No. 128, income from continuing operations, after preferred dividends and preferred stock redemption charge, is the amount used to determine whether potential common shares are dilutive or antidilutive. Because such potential common shares would be antidilutive to income from continuing operations allocable to common shareholders, diluted earnings per share is the same as basic earnings per share for the years ended December 31, 2005 and 2004. Potential common shares include stock options, warrants, shares issuable upon conversion of Common Units and unvested restricted shares, and would have amounted to approximately 6.6 million shares and 6.7 million shares for the years ended December 31, 2005 and 2004, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13. EARNINGS PER SHARE—Continued

(4)	Options and warrants aggregating approximately 0.2 million shares were outstanding during 2006 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were higher than the average market price of the common shares during the year. At December 31, 2006 there were no options and warrants outstanding with exercise prices that are higher than the $40.76 price of the common shares at that date.

The number of shares of Common Stock reserved for future issuance is as follows:

	December 31, 2006	December 31, 2005
Outstanding warrants	35,000	766,715
Outstanding stock options	2,975,071	5,153,648
Possible future issuance under Stock Option Plan	1,481,864	1,731,835

	4,491,935	7,652,198

As of December 31, 2006, the Company had 143,788,852 remaining shares of Common Stock authorized to be issued under its charter.

14. WARRANTS

The following table sets forth information regarding warrants to acquire Common Stock that were outstanding as of December 31, 2006:

Date of Issuance	Number of Warrants	Exercise Price
October 1997	25,000	$32.50
December 1997	10,000	$34.13

Total	35,000

All warrants were issued in connection with property acquisitions in 1999 and 1997 and are exercisable from the dates of issuance. The warrants granted in December 1997 expire 10 years from the respective dates of issuance. The warrants granted in October 1997 do not have an expiration date. In 2005, 35,000 warrants with an exercise price of $21.00 per share were exercised and 120,000 warrants with an exercise price of $28.00 per share were exercised. In 2006, 30,000 warrants with an exercise price of $28.00 per share were exercised, 591,715 warrants with an exercise price of $32.50 per share were exercised and 100,000 warrants with an exercise price of $34.13 were exercised.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES—Continued

Land Leases

Certain properties in the Company’s wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a predetermined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $1.3 million, $1.4 million and $1.6 million for the 2006, 2005 and 2004, respectively.

For three properties owned at December 31, 2006, the Company has the option to purchase the leased land during the lease term at the greater of 85.0% of appraised value or approximately $30,000 per acre. For one property owned at December 31, 2006, the Company has the option to purchase the leased land at an initial stated purchase price of $1.0 million, which increases 2% per year beginning in year five through the ninety-ninth year of the lease.

As of December 31, 2006, the Company’s payment obligations for future minimum payments on operating land leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

2007	$1,063
2008	1,079
2009	1,119
2010	1,137
2011	1,157
Thereafter	45,636

$51,191

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

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of December 31, 2006:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	Various through 11/2015
RRHWoods, LLC (2),(7)	Indirect Debt (4)	$403	8/2010
Plaza Colonnade (2),(8)	Indirect Debt (4)	$37	12/2009
SF-HIW Harborview Plaza, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$4,084	11/2007
Industrial (3),(10)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$419	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$49	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$28	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$420	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$356	Until Paid
Capitalized Lease Obligations (15)	Debt	$481	Various

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES—Continued

(1)	Represents guarantees entered into prior to the January 1, 2003 effective date of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) for initial recognition and measurement.
(2)	Represents guarantees that fall under the initial recognition and measurement requirements of FIN 45.
(3)	Represents guarantees that are excluded from the fair value accounting and disclosure provisions of FIN 45 because the existence of such guarantees prevents sale treatment and/or the recognition of profit from the sale transaction.
(4)	The maximum potential amount of future payments disclosed for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, it assumes the existing tenant defaults at December 31, 2006 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.
(5)	As more fully described in Note 3, in 2002 the Company granted its partner in SF-HIW Harborview Plaza, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the joint venture. The Company also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements was $0.3 million as of December 31, 2006.
(6)	The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments that the Company could be required to make under the guarantees is $8.6 million at December 31, 2006. This amount relates to housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at December 31, 2006 averaged 3.65%, and mature in 2015. If the joint ventures are unable to repay the outstanding balance under these housing revenue bonds, the Company will be required to repay its maximum exposure under these loans. Recourse provisions exist that enable the Company to recover some or all of such payments from the joint ventures’ assets. The joint venture currently generates sufficient cash flow to cover the debt service required by the loan. On July 31, 2006, $6.0 million in other loans related to four office buildings that had been previously guaranteed by the Company were refinanced with no guarantee. An additional guarantee of $5.4 million expired upon an industrial building becoming 95% leased prior to the end of 2006.
(7)	In connection with the RRHWoods, LLC joint venture, the Company guaranteed $3.1 million relating to a letter of credit and corresponding master lease, which expires in August 2010. The guarantee requires the Company to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Company could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. At December 31, 2006, the Company recorded a $0.4 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The Company’s maximum potential exposure under this guarantee was $3.1 million at December 31, 2006.
(8)	The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet, which expires in December 2009. The Company’s maximum exposure under this master lease was $1.3 million at December 31, 2006. However, the current occupancy level of the building is sufficient to cover all debt service requirements.
(9)	As more fully described in Note 3, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of December 31, 2006 was $4.1 million. These three buildings were leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is being recognized beginning in the third quarter of 2005 as the maximum exposure under the guarantees is reduced.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES—Continued

(10)	In December 2003, the Company sold 1.9 million square feet of industrial property for $58.4 million in cash, a $5.0 million note receivable that bore interest at 12.0% and a $1.7 million note receivable that bore interest at 8.0%. In addition, the Company agreed to guarantee, over various contingency periods through December 2006, any rent shortfalls on 16.3% of the rentable square feet of the industrial property, which is occupied by two tenants. The total gain as a result of the transaction was $6.0 million. Because the terms of the notes required only interest payments to be made by the buyer until 2005, in accordance with SFAS No. 66, the entire $6.0 million gain was deferred and offset against the note receivable on the balance sheet and the cost recovery method was being used for this transaction. On June 30, 2005, the Company agreed to modify the note receivable to reduce the amount due by $0.3 million. The modified note balance and all accrued interest aggregating $6.2 million, was paid in full on July 1, 2005. Because the maximum exposure to loss from the rent guarantee at July 1, 2005 was $0.8 million, that amount of gain was deferred and $4.3 million of the deferred gain was recognized at that date. The Company’s contingent liability with respect to the rent guarantee expired at December 31, 2006 and thus $0.1 million of the remaining gain was recognized in the fourth quarter of 2006. Additionally, as part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.
(11)	In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of December 31, 2006, the Company has approximately $0.4 million in other liabilities and $0.4 million as a deferred charge in other assets recorded on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space prior to the end of the guarantee period, in June 2008, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee as of December 31, 2006 was $0.7 million. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement. During 2006, the Company expensed $0.1 million related to the lease guarantee.
(12)	RRHWoods, LLC and Dallas County Partners financed the construction of two buildings with a $7.4 million ten-year loan. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of December 31, 2006, no master lease payments were necessary. The Company currently has recorded $0.05 million in other liabilities and $0.05 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place was approximately $2.2 million as of December 31, 2006. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.
(13)	As more fully described in Note 2, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Company’s maximum potential amount of future payments with regard to the guarantee is $0.4 million as of December 31, 2006. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Company has paid approximately $0.3 million in 2006 and $1.1 million in 2005 under this guarantee, and approximately $0.4 million is estimated to remain under the guarantee at December 31, 2006.
(14)	In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $2.9 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded $0.03 million in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at December 31, 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15. COMMITMENTS AND CONTINGENCIES—Continued

(15)	Represents capitalized lease obligations of $0.5 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet at December 31, 2006.

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

In June, August, September and October 2006, the Company received assessments for state excise taxes and related interest amounting to approximately $4.5 million, related to periods 2002 through 2004. The Company believes that it is not subject to such taxes and has vigorously disputed the assessment. Based on the advice of counsel concerning the status of settlement discussions and on the Company’s analysis, the Company currently believes it is probable that all excise tax assessments, including potential assessments for 2005 and 2006, can be settled by the payment of franchise taxes of approximately $0.5 million, and in the fourth quarter of 2006 such amount was accrued and charged to operating expenses. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006.

As previously disclosed, the SEC’s Division of Enforcement issued a confidential formal order of investigation in connection with the Company’s previous restatement of its financial results. In November 2006, the Company was informed that the SEC’s Division of Enforcement had closed its investigation and was not taking any action with respect to this matter.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

16. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 were as follows:

	Carrying Amount	Fair Value
December 31, 2006
Cash and cash equivalents	$16,690	$16,690
Accounts and notes receivable	$31,218	$31,218
Mortgages and notes payable	$1,465,129	$1,506,693
Financing obligations	$35,530	$39,121

December 31, 2005
Cash and cash equivalents	$1,212	$1,212
Accounts and notes receivable	$33,433	$35,509
Mortgages and notes payable	$1,471,616	$1,562,997
Financing obligations	$34,154	$34,235

The fair values of the Company's fixed rate mortgages and notes payable and financing obligations were estimated using discounted cash flow analysis based on the Company's estimated incremental borrowing rate at December 31, 2006 and 2005 for similar types of borrowing arrangements. The carrying amounts of the Company's variable rate borrowings approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to the Company at December 31, 2006. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

17. SEGMENT INFORMATION

The sole business of the Company is the acquisition, development and operation of rental real estate properties. The Company operates in four segments: office, industrial, retail and residential properties. Each segment has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at December 31, 2006, no tenant of the Wholly Owned Properties comprised more than 6.8% of the Company’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Rental and Other Revenues (1):
Office segment	$341,851	$329,168	$324,948
Industrial segment	30,958	26,589	26,971
Retail segment	42,762	39,213	36,605
Residential segment	1,227	1,105	1,063

Total Rental and Other Revenues	$416,798	$396,075	$389,587

Net Operating Income (1):
Office segment	$211,610	$207,207	$205,233
Industrial segment	23,365	20,078	20,847
Retail segment	27,892	26,703	25,107
Residential segment	339	512	521

Total Net Operating Income	263,206	254,500	251,708
Reconciliation to income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(114,935)	(109,616)	(108,846)
Impairment of assets held for use	(2,600)	(7,587)	—
General and administrative expenses	(37,309)	(33,063)	(41,485)
Interest expense	(100,766)	(107,081)	(118,465)
Interest and other income	7,010	7,078	6,094
Settlement of tenant bankruptcy claim	1,581	—	14,435
Loss on debt extinguishment	(494)	(453)	(12,457)

Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	$15,693	$3,778	$(9,016)

	December 31,
	2006	2005	2004
Total Assets (2):
Office segment	$2,218,705	$2,245,595	$2,529,577
Industrial segment	230,103	226,199	256,340
Retail segment	247,887	259,544	262,515
Residential segment	21,933	21,121	12,207
Corporate and other	126,225	156,519	179,019

Total Assets	$2,844,853	$2,908,978	$3,239,658

(1)	Excludes discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

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

Settlement of Tenant Bankruptcy Claims

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

In the fourth quarter of 2006, the Company received shares of Redback Networks, Inc., a public company, in settlement of a bankruptcy claim by the Company related to leases with this former tenant that were terminated in 2003. The shares were sold for net cash proceeds of $1.6 million and recorded as Other Income.

Casualty from Hurricane and Related Insurance Claim

In the fourth quarter of 2005, one of the Company’s office properties located in southeastern Florida sustained damage in a hurricane. The damages are fully insured except for a $341,000 deductible, which was expensed in the fourth quarter of 2005. The Company did not incur any significant loss of rental income as a result of the damages. In 2006, the Company received $2.4 million from the insurance company as advances on the final settlement; these amounts were primarily for clean up costs and certain repairs. The Company is in the process of completing final permanent repairs. On February 6, 2007, the insurance company paid the Company an additional $5.0 million in settlement of the claim. The Company currently estimates that a gain of approximately $4 million will be recorded under FASB Interpretation No. 30, “Accounting for Involuntary Conversion of Non-Monetary Assets to Monetary Assets” in the first quarter of 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth quarterly financial information for the Company’s fiscal years ended December 31, 2006 and 2005 and have been adjusted to reflect the reporting requirements of discontinued operations under SFAS No. 144:

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (2)	$101,079	$102,883	$104,328	$108,508	$416,798

Income from continuing operations (2)	10,965	5,332	5,538	14,630	36,465
Income from discontinued operations (2)	3,181	941	3,371	9,786	17,279

Net income	14,146	6,273	8,909	24,416	53,744
Dividends on preferred stock	(4,724)	(4,113)	(4,113)	(4,113)	(17,063)
Excess of preferred stock redemption cost over carrying value	(1,803)	—	—	—	(1,803)

Net income available for common stockholders	$7,619	$2,160	$4,796	$20,303 (1)	$34,878

Net income per share-basic:
Income from continuing operations	$0.08	$0.02	$0.03	$0.19	$0.32
Discontinued operations	0.06	0.02	0.06	0.17	0.32

Net income	$0.14	$0.04	$0.09	$0.36	$0.64

Net income per share-diluted:
Income from continuing operations	$0.08	$0.02	$0.03	$0.18	$0.31
Discontinued operations	0.06	0.02	0.06	0.17	0.31

Net income	$0.14	$0.04	$0.09	$0.35	$0.62

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (2)	$98,969	$98,209	$98,159	$100,738	$396,075

Income from continuing operations (2)	3,442	7,730	10,369	6,187	27,728
Income from discontinued operations (2)	17,712	3,704	12,502	812	34,730

Net income	21,154	11,434	22,871	6,999	62,458
Dividends on preferred stock	(7,713)	(7,713)	(6,699)	(5,113)	(27,238)
Excess of preferred stock redemption cost over carrying value	—	—	(4,272)	—	(4,272)

Net income available for common stockholders	$13,441	$3,721	$11,900	$1,886	$30,948

Net income per share-basic:
(Loss)/income from continuing operations	$(0.08)	$—	$(0.01)	$0.02	$(0.07)
Discontinued operations	0.33	0.07	0.23	0.02	0.65

Net income	$0.25	$0.07	$0.22	$0.04	$0.58

Net income per share-diluted:
(Loss)/income from continuing operations	$(0.08)	$—	$(0.01)	$0.02	$(0.07)
Discontinued operations	0.33	0.07	0.23	0.01	0.65

Net income	$0.25	$0.07	$0.22	$0.03	$0.58

(1)	The increase in net income available for common stockholders from the third quarter of 2006 to the fourth quarter of 2006 was primarily a result of the settlement of a $1.6 million tenant bankruptcy claim received in the fourth quarter of 2006 related to leases with a former tenant that were terminated in 2003 (see Note 18 for further discussion) and an increase of $11.5 million in gains on disposed properties in both continuing and discontinued operations from the third quarter of 2006 to the fourth quarter of 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19. QUARTERLY FINANCIAL DATA (Unaudited)—Continued

(2)	The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form 10-Q:

	For the Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006
Total rental and other revenues previously reported	$104,249	$105,803	$106,291
Discontinued operations	(3,170)	(2,920)	(1,963)

Revised total rental and other revenues	$101,079	$102,883	$104,328

Income from continuing operations previously reported	$11,754	$6,088	$6,003
Discontinued operations	(789)	(756)	(465)

Revised income from continuing operations	$10,965	$5,332	$5,538

Income from discontinued operations previously reported	$2,392	$185	$2,906
Additional discontinued operations from properties sold subsequent to the respective reporting period	789	756	465

Revised income from discontinued operations	$3,181	$941	$3,371

	For the Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Total rental and other revenues previously reported	$102,166	$101,238	$100,051	$104,475
Discontinued operations	(3,197)	(3,029)	(1,892)	(3,737)

Revised total rental and other revenues	$98,969	$98,209	$98,159	$100,738

Income from continuing operations previously reported	$4,020	$8,540	$10,929	$7,183
Discontinued operations	(578)	(810)	(560)	(996)

Revised income from continuing operations	$3,442	$7,730	$10,369	$6,187

Income from discontinued operations previously reported	$17,134	$2,894	$11,942	$(184)
Additional discontinued operations from properties sold subsequent to the respective reporting period	578	810	560	996

Revised income from discontinued operations	$17,712	$3,704	$12,502	$812

HIGHWOODS PROPERTIES, INC.

SCHEDULE II

(In Thousands)

For the years ended December 31, 2006, 2005 and 2004

A summary of activity for Valuation and Qualifying Accounts and Reserves

	Balance at December 31, 2005	Additions: Charged to Expense (2)	Deductions: Adjustments and Settlements	Balance at December 31, 2006
Allowance for Doubtful Accounts - Straight Line Rent	$609	$915	$(1,223)	$301
Allowance for Doubtful Accounts - Accounts Receivable	1,618	272	(637)	1,253
Allowance for Doubtful Accounts - Notes Receivable	876	39	(129)	786
Disposition Reserve	100	—	(25)	75

Totals	$3,203	$1,226	$(2,014)	$2,415

	Balance at December 31, 2004	Additions: Charged to Expense (1)(2)	Deductions: Adjustments and Settlements (1)	Balance at December 31, 2005
Allowance for Doubtful Accounts - Straight Line Rent	$1,422	$1,240	$(2,053)	$609
Allowance for Doubtful Accounts - Accounts Receivable	1,171	712	(265)	1,618
Allowance for Doubtful Accounts - Notes Receivable	122	832	(78)	876
Disposition Reserve	180	349	(429)	100

Totals	$2,895	$3,133	$(2,825)	$3,203

	Balance at December 31, 2003	Additions: Charged to Expense (1)(2)	Deductions: Adjustments and Settlements (1)	Balance at December 31, 2004
Allowance for Doubtful Accounts - Straight Line Rent	$—	$1,422	$—	$1,422
Allowance for Doubtful Accounts - Accounts Receivable	1,235	742	(806)	1,171
Allowance for Doubtful Accounts - Notes Receivable	—	122	—	122
Disposition Reserve	750	642	(1,212)	180

Totals	$1,985	$2,928	$(2,018)	$2,895

(1)	Amounts have been adjusted for duplicative items.
(2)	Total additions include $915,000, $1,240,000 and $1,422,000 charged to Rental and other revenues and $0, $349,000 and $642,000 charged to Gains on disposition of property, net, for the years ended December 31, 2006, 2005 and 2004, respectively.

HIGHWOODS PROPERTIES INC.

NOTE TO SCHEDULE III

(In Thousands)

As of December 31, 2006, 2005, and 2004

A summary of activity for Real estate and accumulated depreciation is as follows

	December 31,
	2006	2005	2004
Real Estate:
Balance at beginning of year	3,201,720	3,529,206	3,782,351
Additions
Acquisitions, Development and Improvements	137,723	152,810	103,187
Previously Unconsolidated Affiliate	46,247
Cost of real estate sold and retired	(313,355)	(480,296)	(356,332)

Balance at close of year (a)	3,072,335	3,201,720	3,529,206

Accumulated Depreciation
Balance at beginning of year	579,625	583,449	535,363
Depreciation expense	101,462	108,215	115,603
Previously Unconsolidated Affiliate	4,610
Real estate sold and retired	(90,561)	(112,039)	(67,517)

Balance at close of year (b)	595,136	579,625	583,449

(a) Reconciliation of total cost to balance sheet caption at December 31, 2006, 2005, and 2004 (in Thousands)
	2006	2005	2004
Total per schedule III	3,072,335	3,201,720	3,529,206
Construction in progress exclusive of land included in schedule III	101,899	28,727	26,439
Furniture, fixtures and equipment	23,695	22,467	22,403
Property held for sale	(40,995)	(219,531)	(215,902)
Reclassification adjustment for discontinued operations		1,041	3,330

Total real estate assets at cost	3,156,934	3,034,424	3,365,476

(b) Reconciliation of total Accumulated Depreciation to balance sheet caption at December 31, 2006, 2005, and 2004 (in Thousands)
	2006	2005	2004
Total per Schedule III	595,136	579,625	583,449
Accumulated Depreciation - furniture, fixtures and equipment	20,305	18,177	16,342
Property held for sale	(6,829)	(42,296)	(30,124)

Total accumulated depreciation	608,612	555,506	569,667

HIGHWOODS PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

12/31/2006

(In Thousands)

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
Atlanta, GA
1740-90 Century Circle	Atlanta		1,117	3,168	—	608	1,117	3,776	4,893	1,115	1972	5-40 yrs.
1700 Century Circle	Atlanta		—	2,482	—	278	—	2,760	2,760	319	1983	5-40 yrs.
1800 Century Boulevard	Atlanta		1,443	29,081	—	9,724	1,444	38,805	40,249	10,729	1975	5-40 yrs.
1825 Century Center	Atlanta		864	—	303	15,187	1,167	15,187	16,354	2,158	2002	5-40 yrs.
1875 Century Boulevard	Atlanta		—	8,924	—	1,693	—	10,617	10,617	2,663	1976	5-40 yrs.
1900 Century Boulevard	Atlanta		—	4,744	—	1,000	—	5,745	5,745	1,420	1971	5-40 yrs.
2200 Century Parkway	Atlanta		—	14,432	—	2,247	—	16,679	16,679	4,384	1971	5-40 yrs.
2400 Century Center	Atlanta		—	—	406	15,401	406	15,401	15,806	3,914	1998	5-40 yrs.
2500 Century Center	Atlanta		—	—	328	14,225	328	14,225	14,553	597	2005	5-40 yrs.
2500/2635 Parking Garage	Atlanta		—	—	—	6,242	—	6,242	6,242	169	2005	5-40 yrs.
2600 Century Parkway	Atlanta		—	10,679	—	1,875	—	12,554	12,554	3,070	1973	5-40 yrs.
2635 Century Parkway	Atlanta		—	21,643	—	2,173	—	23,816	23,816	6,011	1980	5-40 yrs.
2800 Century Parkway	Atlanta		—	20,449	—	424	—	20,873	20,873	5,302	1983	5-40 yrs.
400 North Business Park	Atlanta		979	6,235	(979)	(6,235)	—	—	—	—	1985	5-40 yrs.
50 Glenlake	Atlanta		2,500	20,006	—	895	2,500	20,901	23,401	4,643	1997	5-40 yrs.
6348 Northeast Expressway	Atlanta		275	1,655	—	189	275	1,844	2,119	463	1978	5-40 yrs.
6438 Northeast Expressway	Atlanta		180	2,216	—	349	179	2,564	2,743	596	1981	5-40 yrs.
Bluegrass Lakes I	Atlanta		816	—	336	3,088	1,152	3,088	4,241	761	1999	5-40 yrs.
Bluegrass Place I	Atlanta		491	2,061	—	73	491	2,134	2,625	529	1995	5-40 yrs.
Bluegrass Place II	Atlanta		412	2,583	—	19	412	2,602	3,014	610	1996	5-40 yrs.
Bluegrass Valley	Atlanta		1,500	—	409	3,986	1,909	3,986	5,895	1,263	2000	5-40 yrs.
Bluegrass Valley Land	Atlanta		19,711	—	(14,888)	—	4,823	—	4,823	—	N/A	N/A
Century Plaza I	Atlanta		1,290	8,567	—	1,796	1,290	10,363	11,653	1,842	1981	5-40 yrs.
Century Plaza II	Atlanta		1,380	7,733	—	1,404	1,380	9,137	10,517	1,748	1984	5-40 yrs.
Chastain Place I	Atlanta		451	—	341	3,109	792	3,109	3,902	814	1997	5-40 yrs.
Chastain Place II	Atlanta		599	—	194	1,506	793	1,506	2,298	362	1998	5-40 yrs.
Chastain Place III	Atlanta		539	—	173	1,103	712	1,103	1,815	232	1999	5-40 yrs.
Corporate Lakes	Atlanta		1,265	7,243	—	491	1,265	7,734	8,999	1,908	1988	5-40 yrs.
Deerfield I	Atlanta		1,204	3,900	(1,204)	(3,900)	—	—	—	—	1999	5-40 yrs.
Deerfield II	Atlanta		1,705	5,521	(1,705)	(5,521)	—	—	—	—	1999	5-40 yrs.
Deerfield III	Atlanta		1,010	—	(1,010)	—	—	—	—	—	2001	5-40 yrs.
EKA Chemical	Atlanta	(1)	609	9,886	—	—	609	9,886	10,495	2,173	1998	5-40 yrs.
Gwinnett Distribution Center	Atlanta		1,119	5,960	—	1,358	1,119	7,318	8,437	1,808	1991	5-40 yrs.
Henry County Land	Atlanta		3,010	—	—	—	3,010	—	3,010	—	N/A	N/A
Highwoods Center I at Tradeport	Atlanta	(1)	307	—	139	3,154	446	3,154	3,600	1,344	1999	5-40 yrs.
Highwoods Center II at Tradeport	Atlanta	(1)	641	—	162	3,371	803	3,371	4,175	1,020	1999	5-40 yrs.
Highwoods Center III at Tradeport	Atlanta	(1)	409	—	130	2,158	539	2,158	2,697	280	2001	5-40 yrs.
National Archives and Records Administration	Atlanta		1,484	—	—	17,762	1,484	17,762	19,246	1,086	2004	5-40 yrs.
Newpoint Place I	Atlanta		819	—	356	3,180	1,175	3,180	4,355	673	1998	5-40 yrs.
Newpoint Place II	Atlanta		1,499	—	394	3,495	1,893	3,495	5,388	821	1999	5-40 yrs.
Newpoint Place III	Atlanta		668	—	253	2,150	921	2,150	3,071	423	1998	5-40 yrs.
Newpoint Place IV	Atlanta		989	—	406	4,539	1,395	4,539	5,934	791	2001	5-40 yrs.
Norcross I & II	Atlanta		323	2,000	—	153	323	2,154	2,477	553	1970	5-40 yrs.
Nortel	Atlanta		3,342	32,111	—	12	3,342	32,123	35,465	7,063	1998	5-40 yrs.
Oakbrook I	Atlanta		880	4,993	(880)	(4,993)	—	—	—	—	1981	5-40 yrs.
Oakbrook II	Atlanta		1,591	9,030	(1,591)	(9,030)	—	—	—	—	1983	5-40 yrs.
Oakbrook III	Atlanta		1,491	8,463	(1,491)	(8,463)	—	—	—	—	1984	5-40 yrs.
Oakbrook IV	Atlanta		960	5,449	(960)	(5,449)	—	—	—	—	1985	5-40 yrs.
Oakbrook Summit	Atlanta		943	6,636	—	459	942	7,095	8,037	1,798	1981	5-40 yrs.
Oakbrook V	Atlanta		2,223	12,613	(2,223)	(12,613)	—	—	—	—	1985	5-40 yrs.
Oxford Lake Business Center	Atlanta		855	7,155	(855)	(7,155)	—	—	—	—	1985	5-40 yrs.
Peachtree Corners II	Atlanta		1,923	7,992	(1,923)	(7,992)	—	—	—	—	1999	5-40 yrs.
Peachtree Corners III	Atlanta		880	2,014	(880)	(2,014)	—	—	—	—	2002	5-40 yrs.
South Park Residential Land	Atlanta		50	—	7	—	57	—	57	—	N/A	N/A
South Park Site Land	Atlanta		1,204	—	752	—	1,956	—	1,956	—	N/A	N/A

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
Southside Distribution Center	Atlanta		804	4,553	—	1,392	804	5,945	6,749	1,357	1988	5-40 yrs.
Tradeport I	Atlanta		557	—	261	2,587	818	2,587	3,406	550	1999	5-40 yrs.
Tradeport II	Atlanta		557	—	261	2,618	818	2,618	3,436	944	1999	5-40 yrs.
Tradeport III	Atlanta		673	—	370	2,358	1,043	2,358	3,401	265	1999	5-40 yrs.
Tradeport IV	Atlanta		667	—	365	2,804	1,032	2,804	3,836	360	2001	5-40 yrs.
Tradeport Land	Atlanta		5,243	—	(5)	—	5,238	—	5,238	—	N/A	N/A
Tradeport V	Atlanta		463	—	180	2,491	643	2,491	3,133	352	2002	5-40 yrs.
Two Point Royal	Atlanta	(1)	1,793	14,964	—	180	1,793	15,144	16,937	3,263	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Baltimore		24,931	—	(13,318)	—	11,613	—	11,613	—	N/A	N/A

Charlotte, NC
University Center	Charlotte		1,245	—	(1,245)	—	—	—	—	—	2001	5-40 yrs.
University Center - Land	Charlotte		7,122	—	(1,022)	—	6,100	—	6,100	—	N/A	N/A

Columbia, SC
Centerpoint I	Columbia		1,323	7,509	(1,323)	(7,509)	—	—	—	—	1988	5-40 yrs.
Centerpoint II	Columbia		1,192	8,096	(1,192)	(8,096)	—	—	—	—	1996	5-40 yrs.
Centerpoint V	Columbia		265	—	(265)	—	—	—	—	—	1997	5-40 yrs.
Centerpoint VI	Columbia		276	—	(276)	—	—	—	—	—	N/A	N/A
Fontaine I	Columbia		1,228	6,960	—	(943)	1,228	6,017	7,245	2,492	1985	5-40 yrs.
Fontaine II	Columbia		948	5,376	—	(784)	949	4,592	5,541	1,493	1987	5-40 yrs.
Fontaine III	Columbia		859	4,869	—	(1,149)	859	3,720	4,579	1,373	1988	5-40 yrs.
Fontaine V	Columbia		398	2,257	—	(131)	398	2,126	2,524	595	1990	5-40 yrs.

Greenville, SC
385 Building 1	Greenville		1,413	—	—	3,611	1,413	3,611	5,024	1,257	1998	5-40 yrs.
385 Land	Greenville		1,800	—	27	—	1,827	—	1,827	—	N/A	N/A
770 Pelham Road	Greenville		705	2,812	—	562	705	3,374	4,079	951	1989	5-40 yrs.
Brookfield Plaza	Greenville	(2)	1,500	8,514	—	251	1,500	8,765	10,266	2,279	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Greenville		3,050	17,280	(23)	4,153	3,027	21,433	24,460	4,723	1990	5-40 yrs.
MetLife @ Brookfield	Greenville		1,039	—	352	10,569	1,391	10,569	11,961	2,346	2001	5-40 yrs.
Patewood Business Center	Greenville		1,322	7,504	—	(2,437)	1,322	5,067	6,389	1,997	1983	5-40 yrs.
Patewood I	Greenville		942	5,117	—	1,308	942	6,425	7,367	1,597	1985	5-40 yrs.
Patewood II	Greenville		942	5,176	—	959	942	6,135	7,076	1,624	1987	5-40 yrs.
Patewood III	Greenville	(2)	841	4,776	—	1,949	842	6,725	7,567	1,411	1989	5-40 yrs.
Patewood IV	Greenville	(2)	1,219	6,918	—	680	1,219	7,599	8,818	1,885	1989	5-40 yrs.
Patewood V	Greenville	(2)	1,690	9,589	—	2,033	1,690	11,622	13,312	2,849	1990	5-40 yrs.
Patewood VI	Greenville		2,360	—	321	7,380	2,681	7,380	10,061	1,496	1999	5-40 yrs.

Kansas City, MO
Country Club Plaza	Kansas City	(3)(7)	14,286	146,879	757	117,530	15,043	264,409	279,452	50,685	1920-2002	5-40 yrs.
Colonial Shops	Kansas City		141	657	—	100	141	757	897	178	1907	5-40 yrs.
Corinth Executive Building	Kansas City		526	2,341	—	690	526	3,032	3,557	712	1973	5-40 yrs.
Corinth Office Building	Kansas City		541	2,199	—	466	541	2,665	3,207	576	1960	5-40 yrs.
Corinth Shops South	Kansas City		1,043	4,447	—	593	1,043	5,040	6,083	1,051	1953	5-40 yrs.
Corinth Square North Shops	Kansas City		2,756	11,490	—	1,747	2,756	13,237	15,993	2,732	1962	5-40 yrs.
Fairway North	Kansas City		771	3,283	—	582	771	3,864	4,635	922	1985	5-40 yrs.
Fairway Shops	Kansas City		689	3,215	—	253	689	3,468	4,157	788	1940	5-40 yrs.
Fairway West	Kansas City		871	3,527	—	421	871	3,948	4,818	876	1983	5-40 yrs.
Land - Hotel Land - Valencia	Kansas City		978	—	111	—	1,089	—	1,089	—	N/A	N/A
Land - Lionsgate	Kansas City		3,506	—	(2)	—	3,504	—	3,504	—	N/A	N/A
Neptune Apartments	Kansas City	3,806	1,098	6,282	—	636	1,098	6,918	8,016	1,436	1988	5-40 yrs.
Nichols Building	Kansas City		502	2,030	—	463	501	2,493	2,994	577	1978	5-40 yrs.
One Ward Parkway	Kansas City		682	3,937	—	966	681	4,903	5,584	1,105	1980	5-40 yrs.
Park Plaza	Kansas City	(3)	1,384	6,410	—	1,629	1,384	8,039	9,423	1,895	1983	5-40 yrs.
Parkway Building	Kansas City		404	2,044	—	412	404	2,456	2,860	508	1906-1910	5-40 yrs.
Prairie Village Rest & Bank	Kansas City	(4)	—	—	—	1,372	—	1,372	1,372	307	1948	5-40 yrs.
Prairie Village Shops	Kansas City	(4)	3,366	14,686	—	4,252	3,367	18,938	22,304	4,167	1948	5-40 yrs.
Rental Houses	Kansas City		—	764	113	(307)	113	457	570	108	1960	5-40 yrs.
Residential - Land	Kansas City		484	—	396	—	880	—	880	—	N/A	N/A
Shannon Valley Shopping Center	Kansas City		1,930	7,625	(1,930)	(7,625)	—	—	—	—	1988	5-40 yrs.
Somerset	Kansas City		31	125	—	—	31	125	156	26	1998	5-40 yrs.
Two Brush Creek	Kansas City		984	4,402	—	411	984	4,813	5,797	940	1983	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
Valencia Place Office	Kansas City	(3)	1,576	—	970	34,757	2,546	34,757	37,303	8,209	1999	5-40 yrs.

Memphis, TN
3400 Players Club Parkway	Memphis	(2)	1,005	—	207	5,057	1,212	5,057	6,270	1,168	1997	5-40 yrs.
6000 Poplar Ave	Memphis		2,340	11,385	—	2,153	2,340	13,538	15,878	2,450	1985	5-40 yrs.
6060 Poplar Ave	Memphis		1,980	8,677	—	1,216	1,980	9,893	11,873	1,765	1987	5-40 yrs.
Atrium I & II	Memphis		1,570	6,253	—	1,873	1,570	8,126	9,696	2,045	1984	5-40 yrs.
Centrum	Memphis		1,013	5,580	—	1,713	1,013	7,293	8,307	1,463	1979	5-40 yrs.
International Place II	Memphis	(5)	4,884	27,782	—	3,369	4,884	31,151	36,036	7,965	1988	5-40 yrs.
Shadow Creek I	Memphis		924	—	466	6,401	1,390	6,401	7,791	982	2000	5-40 yrs.
Shadow Creek II	Memphis		734	—	467	7,503	1,201	7,503	8,704	1,040	2001	5-40 yrs.
Southwind Office Center A	Memphis		1,004	5,694	—	692	1,003	6,386	7,389	1,760	1991	5-40 yrs.
Southwind Office Center B	Memphis		1,366	7,754	—	860	1,366	8,614	9,980	2,244	1990	5-40 yrs.
Southwind Office Center C	Memphis	(2)	1,070	—	221	5,783	1,291	5,783	7,075	1,876	1998	5-40 yrs.
Southwind Office Center D	Memphis		744	—	193	5,033	937	5,033	5,970	1,013	1999	5-40 yrs.
The Colonnade	Memphis		1,300	6,481	267	698	1,567	7,179	8,746	2,133	1998	5-40 yrs.

Nashville, TN
3322 West End	Nashville	(2)	3,025	27,490	—	1,655	3,025	29,145	32,170	5,293	1986	5-40 yrs.
3401 West End	Nashville		5,864	22,917	(2)	4,399	5,862	27,317	33,179	7,252	1982	5-40 yrs.
5310 Maryland Way	Nashville		1,863	7,201	—	249	1,863	7,450	9,313	2,115	1994	5-40 yrs.
BNA Corporate Center	Nashville		—	18,506	—	7,288	—	25,794	25,794	7,122	1985	5-40 yrs.
Century City Plaza I	Nashville		903	6,919	—	(2,524)	903	4,395	5,298	1,194	1987	5-40 yrs.
Cool Springs I	Nashville		1,583	—	15	12,507	1,598	12,507	14,105	2,785	1999	5-40 yrs.
Cool Springs II	Nashville		1,824	—	346	21,926	2,170	21,926	24,096	5,630	1999	5-40 yrs.
Cool Springs III	Nashville		1,631	—	—	14,758	1,631	14,758	16,389	63	2006	5-40 yrs.
Cool Springs Land	Nashville		7,635	—	(5,974)	—	1,661	—	1,661	—	N/A	N/A
Eastpark I, II, & III	Nashville		2,840	10,993	1	2,726	2,841	13,718	16,560	4,336	1978	5-40 yrs.
Harpeth on the Green II	Nashville	(1)	1,419	5,677	—	1,120	1,419	6,797	8,217	1,906	1984	5-40 yrs.
Harpeth on the Green III	Nashville	(1)	1,660	6,649	—	1,219	1,660	7,868	9,528	2,210	1987	5-40 yrs.
Harpeth on the Green IV	Nashville	(1)	1,713	6,842	—	1,208	1,713	8,050	9,763	2,099	1989	5-40 yrs.
Harpeth on The Green V	Nashville	(1)	662	—	197	4,156	859	4,156	5,014	893	1998	5-40 yrs.
Hickory Trace	Nashville	(5)	1,164	—	164	4,846	1,328	4,846	6,175	798	N/A	N/A
Highwoods Plaza I	Nashville	(1)	1,552	—	307	7,040	1,859	7,040	8,899	1,678	1996	5-40 yrs.
Highwoods Plaza II	Nashville	(1)	1,448	—	307	6,656	1,755	6,656	8,411	1,876	1997	5-40 yrs.
Lakeview Ridge I	Nashville		2,069	7,267	—	231	2,069	7,499	9,567	2,020	1986	5-40 yrs.
Lakeview Ridge II	Nashville	(1)	605	—	187	4,108	792	4,108	4,900	881	1998	5-40 yrs.
Lakeview Ridge III	Nashville	(1)	1,073	—	400	10,558	1,473	10,558	12,031	2,637	1999	5-40 yrs.
Seven Springs - Land II	Nashville		3,715	—	(1,025)	—	2,690	—	2,690	—	N/A	N/A
Seven Springs - Land I	Nashville		3,122	—	1,399	—	4,521	—	4,521	—	N/A	N/A
Seven Springs I	Nashville		2,076	—	592	14,005	2,668	14,005	16,673	2,331	2002	5-40 yrs.
SouthPointe	Nashville		1,655	—	310	6,584	1,965	6,584	8,549	1,577	1998	5-40 yrs.
Southwind Land	Nashville		3,662	—	352	—	4,014	—	4,014	—	N/A	N/A
Sparrow Building	Nashville		1,262	5,047	—	791	1,262	5,838	7,100	1,610	1982	5-40 yrs.
The Ramparts at Brentwood	Nashville		2,394	12,806	—	1,810	2,394	14,616	17,010	2,148	1986	5-40 yrs.
Westwood South	Nashville	(1)	2,106	—	382	9,627	2,488	9,627	12,115	2,509	1999	5-40 yrs.
Winners Circle	Nashville	(1)	1,497	7,258	—	922	1,497	8,180	9,678	1,861	1987	5-40 yrs.

Orlando, FL
Capital Plaza III	Orlando		2,994	—	18	—	3,012	—	3,012	—	N/A	N/A
In Charge Institute	Orlando		501	—	95	2,683	596	2,683	3,279	874	2000	5-40 yrs.
MetroWest 1 Land	Orlando		1,100	—	51	—	1,151	—	1,151	—	N/A	N/A
Metrowest Center	Orlando		1,354	7,687	269	1,826	1,623	9,513	11,136	2,509	1988	5-40 yrs.
MetroWest Land	Orlando		2,034	—	(148)	—	1,886	—	1,886	—	N/A	N/A
Windsor at Metro Center	Orlando		—	—	2,060	9,422	2,060	9,422	11,482	1,012	2002

Piedmont Triad, NC
101 Stratford	Piedmont Triad		1,205	6,916	(1)	1,200	1,205	8,116	9,321	1,897	1986	5-40 yrs.
150 Stratford	Piedmont Triad	(2)	2,788	11,511	—	924	2,788	12,435	15,223	3,729	1991	5-40 yrs.
160 Stratford - Land	Piedmont Triad		966	—	1	120	967	120	1,087	2	N/A	N/A
500 Radar Road	Piedmont Triad		202	1,507	(202)	(1,507)	—	—	—	—	1981	5-40 yrs.
502 Radar Road	Piedmont Triad		39	285	(39)	(285)	—	—	—	—	1986	5-40 yrs.
504 Radar Road	Piedmont Triad		39	292	(39)	(292)	—	—	—	—	1986	5-40 yrs.
506 Radar Road	Piedmont Triad		39	285	(39)	(285)	—	—	—	—	1986	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
6348 Burnt Poplar	Piedmont Triad		724	2,900	—	284	724	3,184	3,908	938	1990	5-40 yrs.
6350 Burnt Poplar	Piedmont Triad		340	1,374	—	16	341	1,390	1,731	417	1992	5-40 yrs.
7341 West Friendly Avenue	Piedmont Triad		113	841	—	238	113	1,079	1,193	316	1988	5-40 yrs.
7343 West Friendly Avenue	Piedmont Triad		72	555	—	174	72	729	801	260	1988	5-40 yrs.
7345 West Friendly Avenue	Piedmont Triad		66	492	—	73	66	565	631	161	1988	5-40 yrs.
7347 West Friendly Avenue	Piedmont Triad		97	719	—	76	97	795	892	242	1988	5-40 yrs.
7349 West Friendly Avenue	Piedmont Triad		53	393	—	49	53	442	495	137	1988	5-40 yrs.
7351 West Friendly Avenue	Piedmont Triad		106	788	—	140	106	928	1,034	290	1988	5-40 yrs.
7353 West Friendly Avenue	Piedmont Triad		123	912	—	56	123	968	1,091	292	1988	5-40 yrs.
7355 West Friendly Avenue	Piedmont Triad		72	538	—	44	72	582	654	170	1988	5-40 yrs.
7906 Industrial Village Road	Piedmont Triad		62	460	(62)	(460)	—	—	—	—	1985	5-40 yrs.
7908 Industrial Village Road	Piedmont Triad		62	475	(62)	(475)	—	—	—	—	1985	5-40 yrs.
7910 Industrial Village Road	Piedmont Triad		62	460	(62)	(460)	—	—	—	—	1985	5-40 yrs.
Airpark East-Building 1	Piedmont Triad		378	1,516	—	179	379	1,695	2,074	505	1990	5-40 yrs.
Airpark East-Building 2	Piedmont Triad		463	1,849	—	197	462	2,046	2,508	681	1986	5-40 yrs.
Airpark East-Building 3	Piedmont Triad		322	1,293	—	110	322	1,403	1,725	429	1986	5-40 yrs.
Airpark East-Building A	Piedmont Triad		509	2,921	—	953	510	3,874	4,384	1,243	1986	5-40 yrs.
Airpark East-Building B	Piedmont Triad		739	3,237	—	641	739	3,878	4,617	1,229	1988	5-40 yrs.
Airpark East-Building C	Piedmont Triad	(5)	2,393	9,576	—	2,425	2,393	12,001	14,394	3,928	1990	5-40 yrs.
Airpark East-Building D	Piedmont Triad	(5)	850	—	699	4,366	1,549	4,366	5,915	1,267	1997	5-40 yrs.
Airpark East-Copier Consultants	Piedmont Triad		224	1,068	—	342	224	1,410	1,634	647	1990	5-40 yrs.
Airpark East-HewlettPackard	Piedmont Triad		465	—	380	1,138	845	1,138	1,983	459	1996	5-40 yrs.
Airpark East-Highland	Piedmont Triad		146	1,081	—	(3)	145	1,077	1,223	310	1990	5-40 yrs.
Airpark East-Inacom Building	Piedmont Triad		265	—	270	772	535	772	1,307	227	1996	5-40 yrs.
Airpark East-Service Center 1	Piedmont Triad		237	1,103	—	151	237	1,254	1,491	426	1985	5-40 yrs.
Airpark East-Service Center 2	Piedmont Triad		193	946	—	303	192	1,249	1,442	608	1985	5-40 yrs.
Airpark East-Service Center 3	Piedmont Triad		305	1,219	—	239	305	1,457	1,762	543	1985	5-40 yrs.
Airpark East-Service Center 4	Piedmont Triad		225	928	—	152	225	1,080	1,306	375	1985	5-40 yrs.
Airpark East-Service Court	Piedmont Triad		171	777	—	43	171	820	990	256	1990	5-40 yrs.
Airpark East-Simplex	Piedmont Triad		271	—	239	729	510	729	1,238	197	1997	5-40 yrs.
Airpark East-Warehouse 1	Piedmont Triad		355	1,613	—	352	356	1,965	2,321	610	1985	5-40 yrs.
Airpark East-Warehouse 2	Piedmont Triad		373	1,523	—	203	374	1,726	2,099	549	1985	5-40 yrs.
Airpark East-Warehouse 3	Piedmont Triad		341	1,486	—	508	341	1,993	2,335	723	1986	5-40 yrs.
Airpark East-Warehouse 4	Piedmont Triad		660	2,676	—	239	659	2,915	3,574	904	1988	5-40 yrs.
Airpark North - DC1	Piedmont Triad		860	2,919	—	584	860	3,504	4,364	1,139	1986	5-40 yrs.
Airpark North - DC2	Piedmont Triad		1,302	4,392	—	871	1,302	5,263	6,565	1,502	1987	5-40 yrs.
Airpark North - DC3	Piedmont Triad		449	1,517	—	165	450	1,682	2,131	503	1988	5-40 yrs.
Airpark North - DC4	Piedmont Triad		451	1,514	—	124	452	1,638	2,089	515	1988	5-40 yrs.
Airpark South Warehouse 1	Piedmont Triad		546	—	—	2,782	546	2,782	3,329	798	1998	5-40 yrs.
Airpark South Warehouse 2	Piedmont Triad		749	—	—	2,491	749	2,491	3,239	469	1999	5-40 yrs.
Airpark South Warehouse 3	Piedmont Triad		603	—	—	2,273	603	2,273	2,875	385	1999	5-40 yrs.
Airpark South Warehouse 4	Piedmont Triad		499	—	—	1,997	499	1,997	2,496	405	1999	5-40 yrs.
Airpark South Warehouse 6	Piedmont Triad		1,733	—	—	5,561	1,733	5,561	7,294	2,124	1999	5-40 yrs.
Airpark West 1	Piedmont Triad		944	3,831	—	292	944	4,123	5,067	1,194	1984	5-40 yrs.
Airpark West 2	Piedmont Triad		887	3,550	—	404	887	3,954	4,841	1,183	1985	5-40 yrs.
Airpark West 4	Piedmont Triad		227	907	—	388	227	1,294	1,521	387	1985	5-40 yrs.
Airpark West 5	Piedmont Triad		243	971	—	339	243	1,310	1,552	480	1985	5-40 yrs.
Airpark West 6	Piedmont Triad		327	1,309	—	85	327	1,394	1,722	428	1985	5-40 yrs.
ALO	Piedmont Triad		177	—	80	919	257	919	1,176	155	1998	5-40 yrs.
Brigham Road - Land	Piedmont Triad		7,059	—	(3,720)	—	3,339	—	3,339	—	N/A	N/A
Chesapeake	Piedmont Triad		1,241	4,963	—	16	1,241	4,979	6,220	1,480	1993	5-40 yrs.
Chimney Rock A/B	Piedmont Triad		1,613	4,045	—	131	1,613	4,177	5,790	877	1981	5-40 yrs.
Chimney Rock C	Piedmont Triad		236	592	—	67	236	659	895	173	1983	5-40 yrs.
Chimney Rock D	Piedmont Triad		605	1,514	—	34	605	1,547	2,152	287	1983	5-40 yrs.
Chimney Rock E	Piedmont Triad		1,696	4,265	—	244	1,695	4,509	6,205	948	1985	5-40 yrs.
Chimney Rock F	Piedmont Triad		1,434	3,608	—	1	1,433	3,609	5,042	771	1987	5-40 yrs.
Chimney Rock G	Piedmont Triad		1,045	2,622	—	40	1,046	2,661	3,707	564	1987	5-40 yrs.
Consolidated Center/ Building I	Piedmont Triad		625	2,183	—	1,381	625	3,564	4,189	519	1983	5-40 yrs.
Consolidated Center/ Building II	Piedmont Triad		625	4,435	—	588	625	5,023	5,648	1,102	1983	5-40 yrs.
Consolidated Center/ Building III	Piedmont Triad		680	3,572	—	225	680	3,797	4,477	840	1989	5-40 yrs.
Consolidated Center/ Building IV	Piedmont Triad		376	1,655	—	317	376	1,972	2,349	464	1989	5-40 yrs.
Deep River Corporate Center	Piedmont Triad		1,041	5,892	—	326	1,041	6,218	7,259	1,694	1989	5-40 yrs.
Enterprise Warehouse I	Piedmont Triad		453	—	360	3,016	813	3,016	3,828	620	2002	5-40 yrs.
Enterprise Warehouse II	Piedmont Triad		2,733	—	881	10,209	3,614	10,209	13,823	12	2006	5-40 yrs.
Forsyth Corporate Center	Piedmont Triad	(2)	328	1,867	—	801	329	2,668	2,997	694	1985	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
Highwoods Park Building I	Piedmont Triad		1,476	—	-	8,581	1,476	8,581	10,058	1,144	2001	5-40 yrs.
Highwoods Square CVS	Piedmont Triad		1,416	—	537	—	1,953	—	1,953	—	N/A	N/A
Highwoods Square Land	Piedmont Triad		1,811	—	—	—	1,811	—	1,811	—	2004
Highwoods Square Shops	Piedmont Triad		1,031	—	30	1,456	1,061	1,456	2,517	78	2005	5-40 yrs.
Jefferson Pilot Land	Piedmont Triad		11,759	—	(4,257)	—	7,502	—	7,502	—	N/A	N/A
Madison Park - Building 5620	Piedmont Triad		942	2,220	—	—	942	2,221	3,163	474	1983	5-40 yrs.
Madison Park - Building 5630	Piedmont Triad		1,488	3,507	—	—	1,488	3,507	4,995	749	1983	5-40 yrs.
Madison Park - Building 5635	Piedmont Triad		894	2,106	—	203	894	2,309	3,203	472	1986	5-40 yrs.
Madison Park - Building 5640	Piedmont Triad		1,831	6,531	—	7	1,831	6,539	8,370	1,409	1985	5-40 yrs.
Madison Park - Building 5650	Piedmont Triad		1,082	2,551	—	316	1,082	2,867	3,949	549	1984	5-40 yrs.
Madison Park - Building 5655	Piedmont Triad		1,947	7,123	—	293	1,947	7,417	9,364	1,581	1987	5-40 yrs.
Madison Park - Building 5660	Piedmont Triad		1,912	4,506	—	196	1,912	4,702	6,614	970	1984	5-40 yrs.
Madison Parking Deck	Piedmont Triad		5,755	8,822	—	496	5,755	9,318	15,073	1,838	1987	5-40 yrs.
Regency One-Piedmont Center	Piedmont Triad		515	—	383	1,960	898	1,960	2,857	524	1996	5-40 yrs.
Regency Two-Piedmont Center	Piedmont Triad		435	—	288	1,732	723	1,732	2,456	413	1996	5-40 yrs.
Sears Cenfact	Piedmont Triad	(1)	834	3,459	—	117	834	3,577	4,411	1,053	1989	5-40 yrs.
The Knollwood -380 Retail	Piedmont Triad	(2)	—	1	—	175	—	176	176	96	1995	5-40 yrs.
The Knollwood-370	Piedmont Triad	(2)	1,826	7,495	—	693	1,826	8,189	10,015	2,666	1994	5-40 yrs.
The Knollwood-380	Piedmont Triad	(2)	2,989	12,028	—	2,559	2,989	14,587	17,576	4,046	1990	5-40 yrs.
University Commercial Center-Archer 4	Piedmont Triad		516	2,066	(516)	(2,066)	—	—	—	—	1986	5-40 yrs.
University Commercial Center-Landmark 3	Piedmont Triad		431	1,785	(431)	(1,785)	—	—	—	(24)	1985	5-40 yrs.
University Commercial Center-Service Center 1	Piedmont Triad		277	1,159	(277)	(1,159)	—	—	—	—	1983	5-40 yrs.
University Commercial Center-Service Center 2	Piedmont Triad		216	862	(216)	(862)	—	—	—	—	1983	5-40 yrs.
University Commercial Center-Service Center 3	Piedmont Triad		168	702	(168)	(702)	—	—	—	—	1984	5-40 yrs.
University Commercial Center-Warehouse 1	Piedmont Triad		204	815	(204)	(815)	—	—	—	—	1983	5-40 yrs.
University Commercial Center-Warehouse 2	Piedmont Triad		197	789	(197)	(789)	—	—	—	—	1983	5-40 yrs.
US Airways	Piedmont Triad		1,451	11,375	(1)	1	1,450	11,376	12,826	2,595	1970-1987	5-40 yrs.
Westpoint Business Park Land	Piedmont Triad		868	—	(464)	—	404	—	404	—	N/A	5-40 yrs.
Westpoint Business Park-Luwabahnson	Piedmont Triad		347	1,389	—	46	347	1,436	1,783	423	1990	5-40 yrs.

Research Triangle, NC
3600 Glenwood Avenue	Research Triangle		—	10,994	—	26	—	11,020	11,020	2,693	1986	5-40 yrs.
3645 Trust Drive - One North Commerce Center	Research Triangle		793	2,976	(793)	(2,976)	—	—	—	—	1984	5-40 yrs.
3737 Glenwood Avenue	Research Triangle		—	—	318	16,639	318	16,639	16,957	4,250	1999	5-40 yrs.
4101 Research Commons	Research Triangle		1,348	8,346	220	(129)	1,568	8,217	9,786	1,677	1999	5-40 yrs.
4201 Research Commons	Research Triangle		1,204	11,858	—	(44)	1,204	11,814	13,018	4,837	1991	5-40 yrs.
4301 Research Commons	Research Triangle		900	8,237	—	96	900	8,333	9,233	2,371	1989	5-40 yrs.
4401 Research Commons	Research Triangle		1,249	9,387	—	2,655	1,249	12,042	13,291	4,271	1987	5-40 yrs.
4501 Research Commons	Research Triangle		785	5,856	—	2,465	785	8,321	9,106	2,381	1985	5-40 yrs.
4800 North Park	Research Triangle		2,678	17,630	—	4,521	2,678	22,151	24,830	5,789	1985	5-40 yrs.
4900 North Park	Research Triangle	874	770	1,983	—	568	770	2,551	3,321	828	1984	5-40 yrs.
5000 North Park	Research Triangle	(2)	1,010	4,612	—	2,009	1,010	6,621	7,631	2,262	1980	5-40 yrs.
5200 Greens Dairy-One North Commerce Center	Research Triangle		170	968	(170)	(968)	—	—	—	—	1984	5-40 yrs.
5220 Greens Dairy-One North Commerce Center	Research Triangle		385	2,185	(385)	(2,185)	—	—	—	—	1984	5-40 yrs.
801 Corporate Center	Research Triangle		828	—	272	10,002	1,100	10,002	11,102	1,330	2002	5-40 yrs.
Blue Ridge I	Research Triangle	(1)	722	4,606	—	1,204	722	5,810	6,532	1,826	1982	5-40 yrs.
Blue Ridge II	Research Triangle	(1)	462	1,410	—	406	462	1,816	2,278	863	1988	5-40 yrs.
Cape Fear	Research Triangle		131	1,630	—	720	131	2,350	2,482	1,697	1979	5-40 yrs.
Catawba	Research Triangle		125	1,635	—	1,023	125	2,658	2,783	1,668	1980	5-40 yrs.
CentreGreen Five Land - Weston	Research Triangle		3,062	—	(1,785)	—	1,277	—	1,277	—	N/A	N/A
CentreGreen Four	Research Triangle	(5)	1,779	—	(394)	12,683	1,385	12,683	14,069	2,129	2002	5-40 yrs.
CentreGreen One - Weston	Research Triangle	(5)	1,529	—	(378)	9,076	1,151	9,076	10,227	1,982	2000	5-40 yrs.
CentreGreen Three Land - Weston	Research Triangle		1,876	—	(384)	—	1,492	—	1,492	—	N/A	N/A
CentreGreen Two - Weston	Research Triangle	(5)	1,653	—	(393)	9,668	1,260	9,668	10,929	1,746	2001	5-40 yrs.
Concourse	Research Triangle		986	15,125	(986)	(15,125)	—	—	—	—	1986	5-40 yrs.
Cottonwood	Research Triangle		609	3,244	—	1,143	609	4,387	4,995	1,110	1983	5-40 yrs.
Day Tract Residential	Research Triangle		7,668	—	(3,343)	—	4,325	—	4,325	—	N/A	N/A
Dogwood	Research Triangle		766	2,769	—	468	766	3,237	4,002	1,017	1983	5-40 yrs.
EPA	Research Triangle		2,601	—	(4)	1,661	2,597	1,661	4,259	224	2003	5-40 yrs.
GlenLake Land	Research Triangle		5,335	—	4,770	—	10,105	—	10,105	—	N/A	N/A
GlenLake Bldg I	Research Triangle	(5)	924	—	686	22,271	1,610	22,271	23,881	3,440	2002	5-40 yrs.
GlenLake Four	Research Triangle		1,659		—	20,810	1,659	20,810	22,469	150	2006	5-40 yrs.
Global Software	Research Triangle		465	—	279	5,730	744	5,730	6,474	1,590	1996	5-40 yrs.
Healthsource	Research Triangle		1,304	—	540	13,136	1,844	13,136	14,980	2,878	1996	5-40 yrs.
Highwoods Centre-Weston	Research Triangle	(1)	531	—	(267)	7,663	264	7,663	7,927	2,050	1998	5-40 yrs.

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
Highwoods Office Center North Land	Research Triangle		355	49	51	(49)	406	—	406	—	N/A	N/A
Highwoods Tower One	Research Triangle	(2)	203	16,744	—	1,580	203	18,324	18,527	7,376	1991	5-40 yrs.
Highwoods Tower Two	Research Triangle		365	—	503	22,382	868	22,382	23,250	4,471	2001	5-40 yrs.
Holiday Inn Reservations Center	Research Triangle		867	2,727	—	1,143	867	3,870	4,737	1,096	1984	5-40 yrs.
Inveresk Land Parcel 2	Research Triangle		657	—	197	—	854	—	854	—	N/A	N/A
Inveresk Land Parcel 3	Research Triangle		548	—	306	—	854	—	854	—	N/A	N/A
Laurel	Research Triangle		884	2,517	—	775	884	3,292	4,176	926	1982	5-40 yrs.
Magnolia	Research Triangle		133	3,576	—	790	133	4,366	4,499	2,203	1988	5-40 yrs.
Maplewood	Research Triangle	(1)	149	—	107	3,033	256	3,033	3,289	428	N/A	5-40 yrs.
Northpark Land - Wake Forest	Research Triangle		1,586	—	(1,586)	—	—	—	—	—	N/A	N/A
Overlook	Research Triangle		398	—	293	9,642	691	9,642	10,333	2,015	1999	5-40 yrs.
Pamlico	Research Triangle		289	—	—	11,949	289	11,949	12,238	6,568	1980	5-40 yrs.
ParkWest One - Weston	Research Triangle		242	—	—	3,947	242	3,947	4,189	976	2001	5-40 yrs.
ParkWest Three - Land - Weston	Research Triangle		306	—	—	—	306	—	306	—	N/A	N/A
ParkWest Two - Weston	Research Triangle		356	—	—	4,317	356	4,317	4,673	659	2001	5-40 yrs.
Phase I - One North Commerce Center	Research Triangle		774	4,496	(774)	(4,496)	—	—	—	—	1981	5-40 yrs.
Progress Center Renovation	Research Triangle		—	—	—	362	—	362	362	49	2003	5-40 yrs.
Raleigh Corp Center Lot D	Research Triangle		1,211	—	8	—	1,219	—	1,219	—	N/A	N/A
Red Oak	Research Triangle		389	—	195	4,786	584	4,786	5,369	994	1999	5-40 yrs.
Rexwoods Center I	Research Triangle		878	3,730	—	679	878	4,409	5,288	1,916	1990	5-40 yrs.
Rexwoods Center II	Research Triangle		362	1,818	—	571	362	2,389	2,751	721	1993	5-40 yrs.
Rexwoods Center III	Research Triangle		919	2,816	—	1,080	919	3,896	4,815	1,609	1992	5-40 yrs.
Rexwoods Center IV	Research Triangle		586	—	—	3,239	586	3,239	3,825	982	1995	5-40 yrs.
Rexwoods Center V	Research Triangle	(2)	1,301	—	184	4,968	1,485	4,968	6,454	1,109	1998	5-40 yrs.
Riverbirch	Research Triangle	(2)	469	4,038	—	1,098	469	5,136	5,605	2,437	1987	5-40 yrs.
Situs I	Research Triangle		692	4,646	178	(334)	870	4,312	5,182	1,540	1996	5-40 yrs.
Situs II	Research Triangle		718	6,254	181	(189)	899	6,065	6,965	2,681	1998	5-40 yrs.
Situs III	Research Triangle		440	4,078	119	(533)	559	3,545	4,103	421	2000	5-40 yrs.
Six Forks Center I	Research Triangle		666	2,665	—	985	666	3,650	4,316	1,088	1982	5-40 yrs.
Six Forks Center II	Research Triangle		1,086	4,533	—	1,023	1,086	5,556	6,642	1,692	1983	5-40 yrs.
Six Forks Center III	Research Triangle	(2)	862	4,411	—	1,247	862	5,658	6,520	1,632	1987	5-40 yrs.
Smoketree Tower	Research Triangle		2,353	11,743	—	2,085	2,353	13,828	16,181	4,511	1984	5-40 yrs.
Sycamore	Research Triangle	(2)	255	—	217	4,802	472	4,802	5,274	1,235	1997	5-40 yrs.
W Building - One North Commerce Center	Research Triangle		1,172	6,865	(1,172)	(6,865)	—	—	—	—	1983	5-40 yrs.
Weston Land	Research Triangle		22,771	—	(5,869)	—	16,902	—	16,902	—	N/A	N/A
Willow Oak	Research Triangle	(2)	458	—	268	5,416	726	5,416	6,142	1,611	1995	5-40 yrs.
Other Property	Research Triangle		47	9,496	(47)	11,594	(0)	21,090	21,090	8,177	N/A	N/A
Richmond, VA
4900 Cox Road	Richmond		1,324	5,311	—	559	1,324	5,870	7,194	1,613	1991	5-40 yrs.
Colonade Building	Richmond	(5)	1,364	6,105	—	135	1,364	6,240	7,604	780	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Richmond		1,101	—	(163)	—	938	—	938	—	N/A	N/A
Essex Plaza	Richmond	11,685	1,581	13,299	—	8	1,581	13,307	14,888	3,393	1999	5-40 yrs.
Grove Park I	Richmond		713	—	319	4,846	1,032	4,846	5,877	1,072	1997	5-40 yrs.
Hamilton Beach	Richmond		1,086	4,345	—	573	1,086	4,918	6,004	1,440	1986	5-40 yrs.
Highwoods Commons	Richmond		521	—	446	3,290	967	3,290	4,257	709	1999	5-40 yrs.
Highwoods Five	Richmond		783	—	—	5,976	783	5,976	6,758	1,504	1998	5-40 yrs.
Highwoods One	Richmond	(2)	1,688	—	—	9,987	1,688	9,987	11,675	2,532	1996	5-40 yrs.
Highwoods Plaza	Richmond		909	—	176	5,693	1,085	5,693	6,778	1,314	2000	5-40 yrs.
Highwoods Two	Richmond	(5)	786	—	213	6,110	999	6,110	7,108	1,755	1997	5-40 yrs.
Innsbrooke Centre	Richmond	5,531	1,300	6,958	—	(135)	1,300	6,823	8,123	462	1987	5-40 yrs.
Innslake Center	Richmond	(1)	845	—	195	6,738	1,040	6,738	7,778	1,547	2001	5-40 yrs.
Liberty Mutual	Richmond		1,205	4,825	—	853	1,205	5,678	6,882	1,680	1990	5-40 yrs.
Markel American	Richmond	9,216	1,300	13,259	—	(4,798)	1,300	8,461	9,761	711	1998	5-40 yrs.
Markel Plaza	Richmond	11,685	1,700	17,081	—	(5,624)	1,700	11,457	13,157	1,086	1989	5-40 yrs.
North Park	Richmond		2,163	8,659	(14)	1,338	2,149	9,997	12,146	2,540	1989	5-40 yrs.
North Shore Commons A	Richmond	(5)	951	—	—	11,857	951	11,857	12,808	2,460	2002	5-40 yrs.
North Shore Commons B - Land	Richmond		2,067	—	(2,067)	—	—	—	—	—	N/A	N/A
North Shore Commons C - Land	Richmond		1,497	—	—	—	1,497	—	1,497	—	N/A	N/A
North Shore Commons D - Land	Richmond		1,261	—	—	—	1,261	—	1,261	—	N/A	N/A
One Shockoe Plaza	Richmond		—	—	356	15,053	356	15,053	15,408	4,271	1996	5-40 yrs.
Pavillion Land	Richmond		181	46	20	(46)	201	—	201	—	N/A	N/A
Rhodia Building	Richmond		1,600	8,864	—	—	1,600	8,864	10,464	91	1996	5-40 yrs.
Sadler & Cox Land	Richmond		1,827	—	(288)	—	1,539	—	1,539	—	N/A	N/A
Saxon Capital Building	Richmond	(5)	1,918	—	337	13,444	2,255	13,444	15,699	813	2005	N/A

			Initial Costs		Cost Capitalized Subsquent to Acquisition		Gross Amount at which carried at close of period
Description	City	2006 Encumberance	Land	Building and Improvements	Improvements	Carrying Costs	Land	Building and Improvements	Total	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated On
Stony Point F Land	Richmond		1,841	—	—	—	1,841	—	1,841	—	N/A	N/A
Stony Point I	Richmond	(5)	1,384	11,630	59	1,318	1,443	12,948	14,391	3,258	1990	5-40 yrs.
Stony Point II	Richmond		1,240	—	—	11,469	1,240	11,469	12,709	2,366	1999	5-40 yrs.
Stony Point III	Richmond	(5)	995	—	—	9,840	995	9,840	10,834	1,932	2002	5-40 yrs.
Technology Park 1	Richmond		541	2,166	—	805	541	2,971	3,512	1,302	1991	5-40 yrs.
Technology Park 2	Richmond		264	1,058	—	34	264	1,092	1,356	310	1991	5-40 yrs.
Vantage Place A	Richmond	(5)	203	811	(1)	137	203	948	1,150	275	1987	5-40 yrs.
Vantage Place B	Richmond	(5)	233	931	—	158	233	1,089	1,322	328	1988	5-40 yrs.
Vantage Place C	Richmond	(5)	235	940	—	121	235	1,061	1,296	313	1987	5-40 yrs.
Vantage Place D	Richmond	(5)	218	873	—	145	218	1,018	1,236	319	1988	5-40 yrs.
Vantage Pointe	Richmond	(5)	1,089	4,500	(1)	404	1,089	4,904	5,993	1,394	1990	5-40 yrs.
Virginia Mutual	Richmond		1,301	6,036	—	544	1,301	6,580	7,881	1,157	1996	5-40 yrs.
Waterfront Plaza	Richmond		585	2,347	—	329	585	2,676	3,260	782	1988	5-40 yrs.
West Shore I	Richmond	(1)	332	1,431	—	113	332	1,544	1,876	397	1995	5-40 yrs.
West Shore II	Richmond	(1)	489	2,181	—	140	489	2,321	2,810	627	1995	5-40 yrs.
West Shore III	Richmond	(1)	961	—	141	3,773	1,102	3,773	4,875	864	1997	5-40 yrs.
South Florida
The 1800 Eller Drive Building	South Florida		—	9,851	—	820	—	10,670	10,670	2,763	1983	5-40 yrs.
Tampa, FL
380 Park Place	Tampa		1,502	—	239	6,851	1,742	6,851	8,592	1,260	N/A	N/A
Anchor Glass	Tampa		1,281	11,318	—	613	1,281	11,931	13,212	2,119	1988	5-40 yrs.
Bay Vista Gardens	Tampa		445	4,806	(445)	(4,806)	—	—	—	—	1982	5-40 yrs.
Bay Vista Gardens II	Tampa		1,323	7,074	(1,323)	(7,074)	—	—	—	—	1997	5-40 yrs.
Bay Vista Office Center	Tampa		—	—	—	—	—	—	—	—	1982	5-40 yrs.
Bayshore	Tampa		2,276	11,817	—	486	2,276	12,303	14,579	2,984	1990	5-40 yrs.
Cypress Center I	Tampa		3,172	12,764	(3,172)	(12,764)	—	—	—	—	1982	5-40 yrs.
Cypress Center II	Tampa		500	4,193	(500)	(4,193)	—	—	—	—	1982	5-40 yrs.
Cypress Center III	Tampa		1,194	7,613	(1,194)	(7,613)	—	—	—	—	1983	5-40 yrs.
Cypress Center IV - Land	Tampa		3,087	301	(1,171)	(301)	1,916	—	1,916	—	N/A	N/A
Cypress Commons	Tampa		1,211	11,477	(1,211)	(11,477)	—	—	—	—	1985	5-40 yrs.
Cypress West	Tampa		617	5,148	(617)	(5,148)	—	—	—	—	1985	5-40 yrs.
FBI Field Office	Tampa		4,054	—	415	27,039	4,469	27,039	31,508	903	2005	5-40 yrs.
Feathersound Corporate Center II	Tampa	2,054	802	7,463	—	1,117	802	8,580	9,383	2,098	1986	5-40 yrs.
Harborview Plaza	Tampa	22,800	3,537	29,944	969	(495)	4,506	29,449	33,955	5,234	2001	5-40 yrs.
Highwoods Preserve I	Tampa		991	—	—	25,849	991	25,849	26,841	6,302	1999	5-40 yrs.
Highwoods Preserve Land	Tampa		1,485	—	—	—	1,485	—	1,485	—	N/A	N/A
Highwoods Preserve V	Tampa		881	—	—	27,266	881	27,266	28,148	3,958	2001	5-40 yrs.
Highwoods Preserve VI - Land	Tampa		5,432	—	(5,432)	—	—	—	—	—	N/A	N/A
HIW Bay Center II	Tamapa		3,482	—	5		3,487	6	3,493	1	N/A	N/A
Horizon	Tampa	(6)	—	6,257	—	2,414	—	8,671	8,671	2,104	1980	5-40 yrs.
LakePointe I	Tampa	(6)	2,106	89	—	34,174	2,106	34,263	36,369	8,320	1986	5-40 yrs.
LakePointe II	Tampa	(6)	2,000	15,848	672	9,895	2,672	25,743	28,415	6,408	1999	5-40 yrs.
Lakeside	Tampa	(6)	—	7,369	—	1,519	—	8,888	8,888	1,738	1978	5-40 yrs.
Lakeside/Parkside Garage	Tampa		—	—	—	3,207	—	3,207	3,207	173	2004	5-40 yrs.
One Harbour Place	Tampa		2,016	25,252	—	4,157	2,016	29,409	31,424	4,925	1985	5-40 yrs.
Parkside	Tampa	(6)	—	9,407	—	3,307	—	12,714	12,714	2,721	1979	5-40 yrs.
Pavilion	Tampa	(6)	—	16,394	—	2,243	—	18,636	18,636	5,008	1982	5-40 yrs.
Pavilion Parking Garage	Tampa	(6)	—	—	—	5,600	—	5,600	5,600	1,008	1999	5-40 yrs.
Spectrum	Tampa	(6)	1,454	14,502	—	3,057	1,454	17,558	19,012	4,941	1984	5-40 yrs.
Tower Place	Tampa		3,218	19,898	—	710	3,218	20,608	23,826	4,728	1988	5-40 yrs.
Westshore Square	Tampa		1,126	5,186	—	319	1,126	5,504	6,630	1,288	1976	5-40 yrs.
			544,154	1,669,313	(68,175)	927,043	475,980	2,596,355	3,072,335	595,136

(1)	These assets are pledged as collateral for a $137,810,000 first mortgage loan.
(2)	These assets are pledged as collateral for an $134,748,000 first mortgage loan.
(3)	These assets are pledged as collateral for a $190,000,000 first mortgage loan.
(4)	These assets are pledged as collateral for a $4,968,000 first mortgage loan.
(5)	These assets are pledged as collateral for a $134,129,000 first mortgage loan.
(6)	These assets are pledged as collateral for a $61,426,000 first mortgage loan.
(7)	A portion of these assets are pledged as collateral for a $18,051,000 Taxable TIF Revenue Bond.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 1, 2007.

HIGHWOODS PROPERTIES, INC.

By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr. O. Temple Sloan, Jr.	Chairman of the Board of Directors	March 1, 2007

/s/ Edward J. Fritsch Edward J. Fritsch	President, Chief Executive Officer, and Director	March 1, 2007

/s/ Gene H. Anderson Gene H. Anderson	Senior Vice President and Director	March 1, 2007

/s/ Thomas W. Adler Thomas W. Adler	Director	March 1, 2007

/s/ Kay N. Callison Kay N. Callison	Director	March 1, 2007

/s/ Lawrence S. Kaplan Lawrence S. Kaplan	Director	March 1, 2007

/s/ Sherry A. Kellett Sherry A. Kellett	Director	March 1, 2007

/s/ L. Glenn Orr, Jr. L. Glenn Orr, Jr.	Director	March 1, 2007

/s/ F. William Vandiver, Jr. F. William Vandiver, Jr.	Director	March 1, 2007

/s/ Terry L. Stevens Terry L. Stevens	Vice President and Chief Financial Officer	March 1, 2007