Form 10-Q
period 2007-03-31
HIGHWOODS PROPERTIES INC
filed 2007-05-10
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number: 001-13100

______________

HIGHWOODS PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1871668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Smoketree Court, Suite 600, Raleigh, N.C.

(Address of principal executive office)

27604

(Zip Code)

(919) 872-4924

(Registrant’s telephone number, including area code)

______________

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

The Company had 56,879,322 shares of common stock outstanding as of May 1, 2007.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2007

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

The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2006 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$350,245	$345,548
Buildings and tenant improvements	2,615,830	2,573,032
Development in process	108,074	101,899
Land held for development	108,843	111,988
	3,182,992	3,132,467
Less-accumulated depreciation	(609,148)	(588,307)
Net real estate assets	2,573,844	2,544,160
Real estate and other assets, net, held for sale	5,519	34,944
Cash and cash equivalents	17,004	16,690
Restricted cash	1,692	2,027
Accounts receivable, net of allowance of $1,011 and $1,253, respectively	24,830	23,347
Notes receivable, net of allowance of $780 and $786, respectively	7,295	7,871
Accrued straight-line rents receivable, net of allowance of $749 and $301, respectively	69,920	68,364
Investment in unconsolidated affiliates	61,763	60,359
Deferred financing and leasing costs, net of accumulated amortization	68,885	66,352
Prepaid expenses and other assets	19,952	20,739
Total Assets	$2,850,704	$2,844,853

Liabilities, Minority Interest and Stockholders' Equity:
Mortgages and notes payable	$1,487,509	$1,465,129
Accounts payable, accrued expenses and other liabilities	139,858	156,737
Financing obligations	35,529	35,530
Total Liabilities	1,662,896	1,657,396
Commitments and Contingencies (see Note 11)
Minority interest	70,369	79,726
Stockholders' Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at March 31, 2007 and December 31, 2006	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 3,700,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	92,500	92,500
Common stock, $.01 par value, 200,000,000 authorized shares;
56,710,660 and 56,211,148 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	567	562
Additional paid-in capital	1,435,679	1,449,337
Distributions in excess of net earnings	(514,879)	(538,098)
Accumulated other comprehensive loss	(1,373)	(1,515)
Total Stockholders' Equity	1,117,439	1,107,731
Total Liabilities, Minority Interest and Stockholders' Equity	$2,850,704	$2,844,853

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Rental and other revenues	$108,742	$101,079

Operating expenses:
Rental property and other expenses	39,134	36,117
Depreciation and amortization	29,741	27,644
General and administrative	10,911	8,692
Total operating expenses	79,786	72,453
Interest expenses:
Contractual	22,689	23,810
Amortization of deferred financing costs	566	744
Financing obligations	992	942
	24,247	25,496
Other income:
Interest and other income	1,518	1,977
	1,518	1,977
Income before disposition of property, insurance gain, minority interest and
equity in earnings of unconsolidated affiliates	6,227	5,107
Gains on disposition of property, net	16,743	4,310
Gain from property insurance settlement	4,128	—
Minority interest	(2,629)	(535)
Equity in earnings of unconsolidated affiliates	9,717	2,083
Income from continuing operations	34,186	10,965
Discontinued operations:
Income from discontinued operations, net of minority interest	110	1,423
Gains on sales of discontinued operations, net of minority interest	18,262	1,758
	18,372	3,181
Net income	52,558	14,146
Dividends on preferred stock	(4,113)	(4,724)
Excess of preferred stock redemption cost over carrying value	—	(1,803)
Net income available for common stockholders	$48,445	$7,619

Net income per common share - basic:
Income from continuing operations	$0.53	$0.08
Income from discontinued operations	0.33	0.06
Net income	$0.86	$0.14
Weighted average common shares outstanding - basic	56,040	53,813

Net income per common share - diluted:
Income from continuing operations	$0.53	$0.08
Income from discontinued operations	0.32	0.06
Net income	$0.85	$0.14
Weighted average common shares outstanding - diluted	61,900	60,588
Dividends declared per common share	$0.425	$0.425

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2007

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2006	56,211,148	$562	$104,945	$92,500	$1,449,337	$(1,515)	$(538,098)	$1,107,731
Cumulative effect adjustment resulting from the adoption of FASB Interpretation No. 48	-	-	-	-	-	-	(1,424)	(1,424)
Issuance of Common Stock	431,627	4	-	-	984	-	-	988
Common Stock dividends	-	-	-	-	-	-	(23,802)	(23,802)
Preferred Stock dividends	-	-	-	-	-	-	(4,113)	(4,113)
Adjustment to minority interest of unitholders in the Operating Partnership	-	-	-	-	(15,773)	-	-	(15,773)
Issuance of restricted stock, net	67,885	-	-	-	-	-	-	-
Amortization of restricted stock and stock options	-	1	-	-	1,131	-	-	1,132
Other comprehensive income	-	-	-	-	-	142	-	142
Net income	-	-	-	-	-	-	52,558	52,558
Balance at March 31,
2007	56,710,660	$567	$104,945	$92,500	$1,435,679	$(1,373)	$(514,879)	$1,117,439

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$52,558	$14,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,746	28,750
Amortization of lease incentives	222	163
Amortization of restricted stock and stock options	1,132	845
Amortization of deferred financing costs	566	744
Amortization of accumulated other comprehensive loss	142	177
Gains on disposition of property	(36,486)	(6,204)
Gain from property insurance settlement	(4,128)	-
Minority interest	4,119	815
Equity in earnings of unconsolidated affiliates	(9,717)	(2,083)
Change in financing obligations	(1)	128
Distributions of earnings from unconsolidated affiliates	1,962	2,354
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	2,358
Prepaid expenses and other assets	223	124
Accrued straight-line rents receivable	(1,572)	(2,521)
Accounts payable, accrued expenses and other liabilities	(11,965)	84
Net cash provided by operating activities	25,744	39,880
Investing activities:
Additions to real estate assets and deferred leasing costs	(66,275)	(34,783)
Proceeds from disposition of real estate assets	65,028	158,677
Proceeds from property insurance settlement	4,940	-
Distributions of capital from unconsolidated affiliates	6,383	1,371
Net repayments in notes receivable	576	513
Contributions to unconsolidated affiliates	-	(100)
Cash assumed upon consolidation of unconsolidated affiliate	-	645
Other investing activities	495	(624)
Net cash provided by investing activities	11,147	125,699
Financing activities:
Distributions paid on Common Stock and Common Units	(25,766)	(25,237)
Redemption of Preferred Stock	-	(50,000)
Dividends paid on Preferred Stock	(4,113)	(4,724)
Distributions of earnings to minority partner in consolidated affiliate	(928)	(127)
Net proceeds from the sale of Common Stock	988	310
Repurchase of Common Units	(27,402)	(1,497)
Borrowings on revolving credit facility	106,400	92,000
Repayments of revolving credit facility	(416,900)	(104,500)
Borrowings on mortgages and notes payable	401,571	-
Repayments of mortgages and notes payable	(68,696)	(48,829)
Contributions from minority interest partner	1,045	-
Additions to deferred financing costs and other financing activities	(2,776)	(43)
Net cash used in financing activities	(36,577)	(142,647)
Net increase in cash and cash equivalents	$314	$22,932
Cash and cash equivalents at beginning of the period	16,690	1,212
Cash and cash equivalents at end of the period	$17,004	$24,144

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to
owners of sold properties account for as financings of $663 and $482 for 2007 and 2006, respectively	$22,666	$21,316

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2007	2006
Assets:
Net real estate assets	$-	$42,948
Restricted cash	-	(1,865)
Accounts receivable	-	102
Accrued straight-line rents receivable	-	962
Investments in unconsolidated affiliates	-	(2,066)
Deferred financing and leasing costs, net	-	287
	$-	$40,368

Liabilities:
Mortgages and notes payable	$-	$39,964
Accounts payable, accrued expenses and other liabilities	-	(1,652)
	$-	$38,312

Minority Interest and Stockholders’ Equity	$-	$2,056

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts substantially all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). Other than 22.4 acres of undeveloped land, 13 rental residential units and the Company’s interest in the Kessinger/Hunter, LLC and 4600 Madison Associates, LLC joint ventures (see Note 2), all of the Company’s assets are owned directly or indirectly by the Operating Partnership. As of March 31, 2007, the Company directly and/or through the Operating Partnership wholly owned: 320 in-service office, industrial and retail properties; 109 rental residential units; 625 acres of undeveloped land suitable for future development, of which 421 acres are considered core holdings; and an additional 16 properties under development.

At March 31, 2007, the Company owned all of the preferred partnership interests (“Preferred Units”) and 93.2% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2007, the Company redeemed 618,257 Common Units for $27.4 million in cash, which increased the percentage of Common Units owned by the Company from 92.2% at December 31, 2006 to 93.2% at March 31, 2007. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified to conform to the current presentation. As more fully described in Note 9, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2006 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale in the first three months of 2007.

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

The accompanying unaudited financial information, in the opinion of management, contains all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. The Company has condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to distribute to its stockholders at least 90.0% of its annual REIT taxable income, excluding capital gains. Aggregate dividends paid on Preferred Stock exceeded REIT taxable income (excluding capital gains) in 2006, which resulted in no required dividend on Common Stock in 2006 for REIT qualification purposes. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The Company conducts certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its net taxable income. The Company records provisions for income taxes, to the extent required under SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, the Company began to recognize and measure the effects of uncertain tax positions under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109.” See Impact of Newly Adopted and Issued Accounting Standards below and Note 12 for discussion of the effect of FIN 48 on the Company’s accounting for income taxes.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates primarily to the ownership by various individuals and entities other than the Company of Common Units in the Operating Partnership. In addition, minority interest is also recorded for the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), the equity interest owned by a third party in a consolidated venture formed during 2006 with Real Estate Exchange Services (“REES”), and the 7% equity interest owned by a third party in Plaza Residential LLC, a consolidated joint venture formed in February 2007 related to an office condominium project, as described below. As of March 31, 2007, minority interest in the Operating Partnership consisted of approximately 4.1 million Common Units. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense (or income) recorded for the period. In addition, when a minority unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, the Company has an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of its assets warrant a distribution as determined by the agreement. In accordance with the disclosure provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), the Company estimates the value of minority interest distributions would have been approximately $10.9 million had the entity been liquidated as of March 31, 2007. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, the Company would have no obligation to remit any consideration to the minority interest holder.

In the fourth quarter of 2006, the Company entered into an agreement with REES to ground lease certain development land to special purpose entities owned by REES. Under the agreement, REES makes an equity contribution to each such entity in an amount equal to 7% of the costs of constructing properties on the entity’s land (not to exceed $4.0 million outstanding in the aggregate at any time). REES earns an agreed fixed return for its economic investment in the entity. The balance of development costs are funded by third party construction loans. Until such third party construction loans are obtained, the remaining 93% of costs are loaned by the Company to the entity. Subject to the exercise of a purchase option, it is expected that the properties will be acquired by the Company in the future at an amount generally equal to the actual development costs incurred plus the fixed return earned by REES for its economic investment in these entities. Because the Company is considered the primary beneficiary, the Company consolidates these special purpose entities in accordance with FIN 46(R). Consolidated entities will be re-evaluated for primary beneficiary status when the entity undertakes additional activity, such as placing the development projects in-service. REES’s investment in these entities is included in minority interest as shown in the tables below. All costs to form the entities and other related fees have been expensed as incurred.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the first quarter of 2007, the Company’s taxable REIT subsidiary formed Plaza Residential LLC with Dominion Partners LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 residential condominiums to be constructed above an office tower being developed by the Company in Raleigh, NC. Dominion has a 7% equity interest in the project and will perform development services for the joint venture for a market development fee and guarantees 40.0% of the construction financing. Dominion will also receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. The Company is consolidating this majority owned joint venture and inter-company transactions have been eliminated in the Consolidated Financial Statements.

Following is minority interest as reflected in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets:

	Three Months Ended March 31,
	2007	2006
Amount shown as minority interest in continuing operations (1)	$(2,629)	$(535)
Amount related to income from discontinued operations	(9)	(144)
Amount related to gains on sales of discontinued operations	(1,481)	(136)
Total minority interest in net income	$(4,119)	$(815)

______________

(1)	2007 and 2006 includes $0.18 million and $0.09 million related to the consolidated entities other than the Operating Partnership.

	March 31, 2007	December 31, 2006
Minority interest in the Operating Partnership	$67,194	$76,848
Minority interest in Markel	2,071	2,118
Minority interest in REES	947	760
Minority interest in Plaza Residential	157	-
Total minority interest	$70,369	$79,726

Impact of Newly Adopted and Issued Accounting Standards

In June 2006, the FASB issued FIN 48, which the Company adopted as of January 1, 2007. See Note 12 for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures concerning fair value measurements. SFAS No. 157 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its financial condition and results of operations.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements,” to specify that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.” The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP and effective for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years for arrangements that were entered into prior to the issuance of this FSP. See Note 5 for discussion of a registration rights agreement the Company entered into in the first quarter of 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the impact SFAS No. 159 will have on its financial condition and results of operations.

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES

The Company has various joint ventures with unrelated investors and has retained equity interests ranging from 12.5% to 50.0% in these joint ventures. The Company accounts for its unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which the Company uses the equity method of accounting are not included on the Company’s consolidated balance sheet.

During the third quarter of 2006, three of the Company’s joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. The Company received 50.0% of such distributions. As a result of these distributions, the Company’s investment account in these joint ventures became negative. The new debt is non-recourse; however, the Company and its partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 11. Therefore, in accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” the Company recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $6.7 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at March 31, 2007.

The Company has had a number of consolidated joint ventures. SF-HIW Harborview Plaza, LP is accounted for as a financing arrangement pursuant to SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as described in Note 3 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K; MG-HIW, LLC was accounted for as a financing arrangement pursuant to SFAS No. 66 as described in Note 3 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K; The Vinings at University Center, LLC was consolidated pursuant to FIN 46(R) as described further below until late 2006 upon the sale of the venture’s assets and distribution of its net cash assets to its partners; and Markel, REES and Plaza Residential, which are discussed in Note 1, are each consolidated.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of March 31, 2007 and combined summarized income statements for the Company’s unconsolidated joint ventures for the three months ended March 31, 2007 and 2006 were as follows:

Joint Venture	Location of Properties	Total Rentable Square Feet (000)		Ownership Interest
Board of Trade Investment Company	Kansas City, MO	166		49.00%
Dallas County Partners I, LP	Des Moines, IA	641		50.00%
Dallas County Partners II, LP	Des Moines, IA	272		50.00%
Dallas County Partners III, LP	Des Moines, IA	7		50.00%
Fountain Three	Des Moines, IA	785		50.00%
RRHWoods, LLC	Des Moines, IA	800	(1)	50.00%
Kessinger/Hunter, LLC	Kansas City, MO	—	(2)	26.50%
4600 Madison Associates, LLC	Kansas City, MO	262		12.50%
Plaza Colonnade, LLC	Kansas City, MO	290		50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	923		22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	822		42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	185		40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	—		40.00%
HIW-KC Orlando LLC	Orlando, FL	1,274		40.00%
Concourse Center Associates, LLC	Greensboro, NC	118		50.00%
Weston Lakeside, LLC	Raleigh, NC	—	(3)	50.00%
Total		6,545	(4)

______________

(1)	Includes a 31,000 square foot office building currently under development and 418 rental residential units.
(2)

This joint venture provides property management, leasing and brokerage services and provides certain construction-related services to certain Wholly Owned Properties; therefore, no rentable square feet is provided.

(3)	This joint venture was constructing 332 rental residential units at December 31, 2006. These assets were sold in February 2007 as described below.
(4)	Total does not include in-service operating properties held by consolidated joint ventures totaling 618,000 square feet.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

	For The Three Months Ended March 31,
	2007	2006
Income Statements:
Revenues	$38,017	$34,018
Expenses:
Operating expenses	15,163	14,239
Depreciation and amortization	7,253	6,998
Interest expense and loan cost amortization	8,632	8,324
Total expenses	31,048	29,561
Income before disposition of property	6,969	4,457
Gains on disposition of property	20,621	-
Net income	$27,590	$4,457
The Company’s share of:
Net income (1)	$9,717	$2,083
Depreciation and amortization (real estate related)	$2,866	$2,675
Interest expense and loan cost amortization	$3,661	$3,480
Gains on disposition of property	$7,158	$-

______________

(1)	The Company’s share of net income differs from its weighted average ownership percentage in the joint ventures’ net income due to the Company’s purchase accounting and other related adjustments.

On September 27, 2004, the Company and an affiliate of Crosland, Inc. (“Crosland”) formed Weston Lakeside, LLC, in which the Company has a 50.0% ownership interest. On June 29, 2005, the Company contributed 22.4 acres of land at an agreed upon value of $3.9 million to this joint venture, and Crosland contributed approximately $2.0 million in cash. Immediately thereafter, the joint venture distributed approximately $1.9 million to the Company and the Company recorded a gain of $0.5 million. Crosland managed and operated this joint venture, which constructed approximately 332 rental residential units in three buildings, at a total estimated cost of approximately $33 million. Crosland received 3.25% of all project costs other than land as a development fee and 3.5% of the gross revenue of the joint venture in management fees. The joint venture financed the development with a $28.4 million construction loan guaranteed by Crosland. The Company provided certain development services for the project and received a fee equal to 1.0% of all project costs excluding land. The Company has accounted for this joint venture using the equity method of accounting. On February 22, 2007, the joint venture sold the 332 rental residential units to a third party for gross proceeds of $45.0 million. Mortgage debt in the amount of $27.1 million was paid off and various development related costs were paid. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and the Company recorded $5.0 million as its proportionate share through equity in earnings of unconsolidated affiliates. The Company’s share of the gain was less than 50.0% due to Crosland’s preferred return as the developer. The Company received a net distribution of $6.1 million and may receive a further small and final distribution. As of May 1, 2007, the joint venture is dormant pending the final distribution to the partners.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Highwoods DLF 98/29, L.P.

The Company has a 22.81% interest in a joint venture (“DLF I”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG ("DLF"). The Company is the property manager and leasing agent of DLF I’s properties and receives customary management and leasing fees. On March 12, 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. The Company recorded $2.1 million as its proportionate share of this gain through equity in earnings of unconsolidated affiliates.

For additional information regarding the Company’s other investments in unconsolidated and other affiliates, see Note 2 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

3.	FINANCING ARRANGEMENTS

For information regarding sale transactions that have been accounted for as financing arrangements under paragraphs 25 through 29 of SFAS No. 66, see Note 5 herein and Note 3 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K.

4.	ASSET DISPOSITIONS

Gains, losses and impairments on disposition of properties, net, from dispositions not classified as discontinued operations, consisted of the following:

	Three Months Ended March 31,
	2007	2006
Gains on disposition of land	$15,835	$3,040
Gains on disposition of depreciable properties	908	1,270
Total	$16,743	$4,310

The above gains on land and depreciable properties in the first quarter of 2006 include deferred gain recognition from prior sales and adjustments to prior sale transactions.

Gains on sales of discontinued operations, net of minority interest, consisted of the following:

	Three Months Ended March 31,
	2007	2006
Gains on disposition of depreciable properties	$19,743	$1,894
Allocable minority interest	(1,481)	(136)
Total	$18,262	$1,758

See Note 9 for information on discontinued operations and impairment of long-lived assets.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

The Company’s consolidated mortgages and notes payable consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
Secured mortgage loans	$675,724		$741,629
Unsecured loans	811,785	(1)	723,500
Total	$1,487,509		$1,465,129

_______________

(1)	Represents stated amount less $1.2 million original issue discount on bonds issued in 2007.

As of March 31, 2007, the Company’s outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion.

The Company’s $450.0 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, the Company has an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $366.9 million of availability as of May 1, 2007.

The Company’s revolving credit facility and the indenture that governs the Operating Partnership’s outstanding notes require it to comply with customary operating covenants and various financial and operating ratios. The Company and the Operating Partnership are each currently in compliance with all such requirements.

On March 22, 2007, the Operating Partnership sold $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among the Operating Partnership, the Company and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of the Board of Directors of the Company and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. The Company used the net proceeds from the sale of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility. In connection with the completion of the offering, the Company and the Operating Partnership entered into a registration rights agreement dated March 22, 2007 with the initial purchasers of the notes. The registration rights agreement requires the Operating Partnership to file, within 90 days after the closing date of the sale of the notes, a registration statement with respect to an offer to exchange the notes for other freely tradable notes that are registered under the Securities Act of 1933 and to cause such exchange offer registration statement to become effective within 180 days after the closing date. The Operating Partnership is required to complete the exchange offer within 210 days after the closing date. If the Operating Partnership fails to comply with the provisions of the registration rights agreement, the interest rate will be increased by 0.25% per annum during the

90-day period immediately following the default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 0.50% per annum. Management currently believes that the Company will timely fulfill its obligations under the registration rights agreement and, accordingly, no amounts have been recorded for potential future additional interest costs.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Financing Obligations

The Company’s financing obligations consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
SF-HIW Harborview, LP financing obligation (1)	$16,146	$16,157
Tax increment financing obligation (2)	18,308	18,308
Capitalized ground lease obligation (3)	1,075	1,065
Total	$35,529	$35,530

______________

(1)	See Note 3 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for further discussion of this financing obligation.
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

The Company’s officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Stock options have also been granted to the Company’s directors; currently, directors do not receive annual stock option grants. Restricted stock grants are also made annually to directors and certain non-officer employees. As of March 31, 2007, 9.0 million shares of Common Stock were authorized for issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to its directors, officers and other employees. Shares of time-based restricted stock issued prior to 2005 generally vest 50.0% three years from the date of grant and the remaining 50.0% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 will vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2006 and 2007 will vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

The Company also has issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 and 2007 grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. The grant date fair values of each such share of total return-based restricted stock were determined by an outside consultant and are being amortized to expense on a straight-line method over the three-year period.

The Company also has issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to performance-based criteria. The performance-based criteria are based on whether or not the Company meets or exceeds at the end of three-year performance periods certain operating and financial goals established under its Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense over the three-year performance periods, adjusting for the expected level of vesting that will occur at those dates.

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

During the three months ended March 31, 2007 and 2006, the Company recognized approximately $1.2 million and $0.9 million, respectively, of stock-based compensation expense. As of March 31, 2007, there was $8.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

Using the Black-Scholes options valuation model, the weighted average fair values of options granted during the three months ended March 31, 2007 and 2006 were $6.32 and $3.98, respectively, per option. The fair values of the options granted in 2007 and 2006 were estimated at the grant dates using the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate (1)	4.50%	4.63%
Common stock dividend yield (2)	4.05%	5.21%
Expected volatility (3)	18.91%	18.89%
Average expected option life (years) (4)	5.75	4.75
Options granted	143,629	241,151

______________

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the Company’s options.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the Company’s stock price on the date of grant.
(3)	Based on historical volatility of the Company’s stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the grants are based on an analysis of historical company data.

The following table summarizes information about stock option activity during the three months ended March 31, 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2006	2,975,071	$24.67
Options granted	143,629	41.93
Options forfeited	(67,828)	27.93
Options cancelled	-	-
Options exercised	(834,181)	23.37
Balances at March 31, 2007	2,216,691	$26.17

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Cash received or receivable from options exercised was $7.1 million for the three months ended March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $18.6 million. No options were exercised during the three months ended March 31, 2006. The total intrinsic value of options outstanding at March 31, 2007 and 2006 was $29.9 million and $49.1 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises. The Company has a policy of issuing new shares to satisfy stock option exercises.

The following table sets forth information at March 31, 2007 about (a) the outstanding number of vested stock options and those expected to vest and (b) the number of those options that are exercisable.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Life (years)
Outstanding	2,127,685	$26.09	$28,846	4.80
Exercisable	1,488,228	$23.96	$23,116	4.34

The following table summarizes activity in the three months ended March 31, 2007 for all time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	255,120	$27.12
Awarded and issued (1)	54,516	42.13
Vested (2)	(33,688)	28.19
Forfeited	(21,641)	26.58
Surrendered for payment of withholding taxes upon vesting (2)	(24,924)	28.05
Nonvested shares outstanding at March 31, 2007	229,383	$30.48

______________

(1)	The weighted average fair value at grant date of time-based restricted shares issued during each of the three months ended March 31, 2007 and 2006 was $2.3 million.
(2)	The vesting date fair value of time-based restricted shares that vested during the three months ended March 31, 2007 and 2006 was $2.6 million and $1.6 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The following table summarizes activity in the three months ended March 31, 2007 for all performance-based and total return-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2006	106,646	$28.58
Awarded and issued (1)	40,620	39.23
Vested	-	-
Forfeited	(5,610)	27.70
Surrendered for payment of withholding taxes upon vesting	-	-
Nonvested shares outstanding at March 31, 2007	141,656	$31.67

______________

(1)	The weighted average fair value at grant date of performance and total return-based restricted shares issued during each of the three months ended March 31, 2007 and 2006 was $1.6 million.

1999 Shareholder Value Plan

Grants under the 1999 Shareholder Value Plan were intended to reward the executive officers of the Company when the total shareholder returns measured by increases in the market value of Common Stock plus dividends exceeded a comparable index of the Company’s peers over a three-year period. Annual grants under this Plan up to 2004 would result in cash payments based on the Company’s percentage change in shareholder return compared to the composite index of its peer group. If the Company’s performance was not at least 100% of the peer group, no payout was made. To the extent performance exceeds the peer group, the payout would have increased. No new grants were made under the 1999 Shareholder Value Plan subsequent to 2004. The 1999 Shareholder Value Plan is accounted for as a liability award and, accordingly, at each period-end, a liability equal to the current computed fair value under the plan for all outstanding plan units, adjusted for the three-year vesting period, is recorded with corresponding charges or credits to compensation expense. For the grants issued in early 2004 and whose three-year performance period ended on December 31, 2006, a liability of approximately $0.7 million was recorded at December 31, 2006 with an offset to compensation expense. During the three months ended March 31, 2007, an additional $0.2 million was recorded as a liability with an offset to compensation expense. The Company paid the $0.9 million obligation in the first quarter of 2007. No compensation expense was recorded under this plan for the three months ended March 31, 2006. There are no grants outstanding under this plan as of January 1, 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Retirement Plan

Effective for 2006, the Company adopted a retirement plan applicable to all employees, including executive officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with the Company, eligible retirees would be entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and become exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in by applying the benefits to 25% of grants made in 2006, to 50% of grants made in 2007, to 75% of grants made in 2008 and to 100% of grants made in 2009 and thereafter. For employees who meet the retirement eligibility requirements, their grants are fully expensed immediately to the extent of the phased-in benefits because there is no future service required in order to have full rights to the grants. Compensation expense related to the retirement plan was approximately $0.4 million and $0.2 million in the three months ended March 31, 2007 and 2006, respectively. Grants made prior to 2006 are unaffected.

Deferred Compensation

The Company has a deferred compensation plan pursuant to which each executive officer and director can elect to defer a portion of base salary and/or annual incentive payment (or director fees) for investment in various unrelated mutual funds. Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom common stock of the Company. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves the Company’s employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, the Company records additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral, which aggregated $0.04 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. Cash payments from the plan for the three months ended March 31, 2007 and 2006 were $0.1 million and $0.08 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the three months ended March 31, 2007 was $0.4 million.

401(k) Savings Plan

The Company has a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. The Company contributes amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary). During the three months ended March 31, 2007 and 2006, the Company contributed $0.4 million and $0.3 million, respectively, to the 401(k) savings plan. Administrative expenses of the plan are paid by the Company.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. Securities and Exchange Commission (“SEC”) rules prohibited the Company from issuing shares of Common Stock pursuant to the plan under the Company’s Form S-8 registration statement during 2005 and a portion of 2006 because of the delay in the filing of the Company’s SEC reports. As a result, no shares were issued during this period under the plan, and the funds were held by a trustee. In September 2006, the funds were released by the trustee and 48,035 shares were issued. In addition, in the three months ended March 31, 2007, the Company issued 5,895 shares of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by the Company as additional compensation and aggregated $0.03 and $0.05 million in the three months ended March 31, 2007 and 2006, respectively.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

Accumulated Other Comprehensive Loss (“AOCL”) at March 31, 2007 and December 31, 2006 was $1.4 million and $1.5 million, respectively, and consisted of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt (see Note 8). The Company expects that the portion of the cumulative loss recorded in AOCL at March 31, 2007 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.4 million.

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$52,558	$14,146
Other comprehensive income:
Amortization of hedging gains and losses included in other comprehensive income	142	177
Total other comprehensive income	142	177
Total comprehensive income	$52,700	$14,323

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or redemption of Preferred Stock, or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Company’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 3.3 million square feet of office and industrial properties and 173 rental residential units sold during 2006 and the three months ended March 31, 2007. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2007	2006
Rental and other revenues	$242	$4,382
Operating expenses:
Rental property and other expenses	125	1,624
Depreciation and amortization	5	1,106
Total operating expenses	130	2,730
Interest expense	-	103
Other income	7	18
Income before minority interest in the Operating Partnership and gains on sales of discontinued operations	119	1,567
Minority interest in discontinued operations	(9)	(144)
Income from discontinued operations, net of minority interest in the Operating Partnership	110	1,423
Gains on sales of discontinued operations	19,743	1,894
Minority interest in discontinued operations	(1,481)	(136)
Gains on sales of discontinued operations, net of minority interest in the Operating Partnership	18,262	1,758
Total discontinued operations	$18,372	$3,181

The net book value of properties classified as discontinued operations that were sold during 2006 and the three months ended March 31, 2007 and held for sale at March 31, 2007 aggregated $228.8 million.

SFAS No. 144 also requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the three months ended March 31, 2007 and 2006, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Income for the three months ended March 31, 2007 and 2006.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	DISCONTINUED OPERATIONS AND THE IMPAIRMENT OF LONG-LIVED ASSETS - Continued

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. In each of the three months ended March 31, 2007 and 2006, no indicators of impairment existed for assets held for use. Therefore, no impairment losses were recorded in the three months ended March 31, 2007 and 2006.

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	5,391	14,983
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	5,391	33,565
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	128	217
Total assets	$5,519	$34,944
Tenant security deposits, deferred rents and accrued costs (1)	$220	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Basic income per share:
Numerator:
Income from continuing operations	$34,186	$10,965
Preferred Stock dividends	(4,113)	(4,724)
Excess of Preferred Stock redemption costs over carrying value	-	(1,803)
Income from continuing operations available for common stockholders	30,073	4,438
Income from discontinued operations	18,372	3,181
Net income available for common stockholders	$48,445	$7,619
Denominator:
Denominator for basic earnings per share – weighted average shares (1)	56,040	53,813
Basic earnings per share:
Income from continuing operations	$0.53	$0.08
Income from discontinued operations	0.33	0.06
Net income	$0.86	$0.14
Diluted income per share:
Numerator:
Income from continuing operations	$34,186	$10,965
Preferred Stock dividends	(4,113)	(4,724)
Excess of Preferred Stock redemption costs over carrying value	-	(1,803)
Minority interest in the Operating Partnership	2,449	444
Income from continuing operations available for common stockholders	32,522	4,882
Income from discontinued operations	18,372	3,181
Minority interest in the Operating Partnership in discontinued operations	1,490	280
Income from discontinued operations	19,862	3,461
Net income available for common stockholders	$52,384	$8,343
Denominator:
Denominator for basic earnings per share – adjusted weighted average shares (1)	56,040	53,813
Add:
Employee and director stock options and warrants	1,060	1,198
Common Units	4,542	5,422
Unvested restricted stock	258	155
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	61,900	60,588 (2)
Diluted earnings per share:
Income from continuing operations	$0.53	$0.08
Income from discontinued operations	0.32	0.06
Net income	$0.85	$0.14

______________

(1)	Weighted average shares exclude shares of unvested restricted stock pursuant to SFAS 128.
(2)

Options and warrants aggregating approximately 1.0 million shares were outstanding during the three months ended March 31, 2006 but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were higher than the average market price of Common Stock during that period.

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

Land Leases

Certain properties in the Company’s wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $0.3 million for each of the three months ended March 31, 2007 and 2006, respectively.

For one property owned at March 31, 2007, the Company has the option to purchase the leased land in the third year of the lease term at a purchase price of $1.1 million, which increases 2% annually beginning in year three through the fifteenth year of the lease.

As of March 31, 2007, the Company’s payment obligations for future minimum payments on operating leases (which include scheduled fixed increases, but exclude increases based on CPI) were as follows:

Remainder of 2007	$797
2008	1,077
2009	1,118
2010	1,135
2011	1,155
Thereafter	45,543
$50,825

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued

Guarantees and Other Obligations

The following is a tabular presentation and related discussion of various guarantees and other obligations as of March 31, 2007:

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
Des Moines Joint Ventures (1),(6)	Debt	$—	11/2015
RRHWoods, LLC (2),(7)	Indirect Debt (4)	$403	8/2010
Plaza Colonnade (2),(8)	Indirect Debt (4)	$37	12/2009
SF-HIW Harborview Plaza, LP (3),(5)	Rent and tenant improvement (4)	$—	9/2007
Eastshore (Capital One) (3),(9)	Rent (4)	$2,978	11/2007
Industrial (3),(10)	Environmental costs (4)	$125	Until Remediated
Highwoods DLF 97/26 DLF 99/32, LP (2),(11)	Rent (4)	$419	6/2008
RRHWoods, LLC and Dallas County Partners (2),(12)	Indirect Debt (4)	$49	6/2014
RRHWoods, LLC (2),(14)	Indirect Debt (4)	$28	11/2009
HIW-KC Orlando, LLC (3),(13)	Rent (4)	$395	4/2011
HIW-KC Orlando, LLC (3),(13)	Leasing Costs	$290	Until Paid
Capitalized Lease Obligations (15)	Debt	$451	Various
Brickstone (2),(16)	Debt	$—	5/2017

______________

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

(4)

The maximum potential amount of future payments disclosed for these guarantees assumes the Company pays the maximum possible liability under the guaranty with no offsets or reductions. With respect to the rent guarantee, if the space is leased, it assumes the existing tenant defaults at March 31, 2007 and the space remains unleased through the remainder of the guaranty term. If the space is vacant, it assumes the space remains vacant through the expiration of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

(5)

As more fully described in Note 3 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K, in 2002 the Company granted its partner in SF-HIW Harborview Plaza, LP a put option and entered into a master lease arrangement for five years covering vacant space in the building owned by the joint venture. The Company also agreed to pay certain tenant improvement costs. The maximum potential amount of future payments the Company could be required to make related to the rent guarantees and tenant improvements was $0.2 million as of March 31, 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued
(6)

The Company has guaranteed certain loans in connection with the Des Moines joint ventures. The maximum potential amount of future payments that the Company could be required to make under the guarantees is $8.6 million at March 31, 2007. This amount relates to housing revenue bonds that require credit enhancements in addition to the real estate mortgages. The bonds bear a floating interest rate, which at March 31, 2007 averaged 3.67%, and mature in 2015. If the joint ventures are unable to repay the outstanding balance under these housing revenue bonds, the Company will be required to repay its maximum exposure under these loans. Recourse provisions exist that enable the Company to recover some or all of such payments from the joint ventures’ assets. The joint venture currently generates sufficient cash flow to cover the debt service required by the loan.

(7)

In connection with the RRHWoods, LLC joint venture, the Company guaranteed $3.1 million relating to a letter of credit and corresponding master lease, which expires in August 2010. The guarantee requires the Company to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. The letter of credit along with the building secure the industrial revenue bonds used to finance the property. These bonds mature in 2015. Recourse provisions exist such that the Company could recover some or all of the payments made under the letter of credit guarantee from the joint venture’s assets. At March 31, 2007, the Company recorded a $0.4 million deferred charge included in other assets and liabilities on its Consolidated Balance Sheet with respect to this guarantee. The Company’s maximum potential exposure under this guarantee was $3.1 million at March 31, 2007.

(8)

The Plaza Colonnade, LLC joint venture has a $50 million non-recourse mortgage that bears a fixed interest rate of 5.7%, requires monthly principal and interest payments and matures on January 31, 2017. The Company and its joint venture partner have signed a contingent master lease limited to 30,772 square feet, which expires in December 2009. The Company’s maximum exposure under this master lease was $1.2 million at March 31, 2007. However, the current occupancy level of the building is sufficient to cover all debt service requirements.

(9)

As more fully described in Note 3 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K, in connection with the sale of three office buildings to a third party in 2002 (the “Eastshore” transaction), the Company agreed to guarantee rent shortfalls and re-tenanting costs for a five-year period of time from the date of sale (through November 2007). The Company’s maximum exposure to loss under these agreements as of March 31, 2007 was $3.0 million. These three buildings were leased to a single tenant, Capital One Services, Inc., a subsidiary of Capital One Financial Services, Inc., under leases that expire from May 2006 to March 2010. This transaction had been accounted for as a financing transaction and was recorded as a completed sale transaction in the third quarter of 2005 when the maximum exposure to loss under these guarantees became less than the related deferred gain; gain is now being recognized as the maximum exposure under the guarantees is reduced.

(10)

In December 2003, the Company sold 1.9 million square feet of industrial property. As part of the sale, the Company agreed to indemnify and hold the buyer harmless with respect to environmental concerns on the property of up to $0.1 million. As a result, $0.1 million of the gain was deferred at the time of sale and will remain deferred until the environmental concerns are remediated.

(11)

In the Highwoods DLF 97/26 DLF 99/32, LP joint venture, a single tenant currently leases an entire building under a lease scheduled to expire on June 30, 2008. The tenant also leases space in other buildings owned by the Company. In conjunction with an overall restructuring of the tenant’s leases with the Company and with this joint venture, the Company agreed to certain changes to the lease with the joint venture in September 2003. The modifications included allowing the tenant to vacate the premises on January 1, 2006, reducing the rent obligation by 50.0% and converting the “net” lease to a “full service” lease with the tenant liable for 50.0% of these costs at that time. In turn, the Company agreed to compensate the joint venture for any economic losses incurred as a result of these lease modifications. As of March 31, 2007, the Company has approximately $0.4 million in other liabilities and $0.4 million as a deferred charge in other assets recorded on its Consolidated Balance Sheet to account for the lease guarantee. However, should new tenants occupy the vacated space prior to the end of the guarantee period, in June 2008, the Company’s liability under the guarantee would diminish. The Company’s maximum potential amount of future payments with regard to this guarantee as of March 31, 2007 was $0.6 million. No recourse provisions exist to enable the Company to recover any amounts paid to the joint venture under this lease guarantee arrangement.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	COMMITMENTS AND CONTINGENCIES - Continued
(12)

RRHWoods, LLC and Dallas County Partners financed the construction of two buildings with a $7.4 million ten-year loan. As an inducement to make the loan at a 6.3% long-term rate, the Company and its partner agreed to master lease the vacant space and each guaranteed $0.8 million of the debt with limited recourse. As leasing improves, the guarantee obligations under the loan agreement diminish. As of March 31, 2007, no master lease payments were necessary. The Company currently has recorded $0.05 million in other liabilities and $0.05 million as a deferred charge included in other assets on its Consolidated Balance Sheet with respect to this guarantee. The maximum potential amount of future payments that the Company could be required to make based on the current leases in place was approximately $2.1 million as of March 31, 2007. The likelihood of the Company paying on its $0.8 million guarantee is remote since the joint venture currently satisfies the minimum debt coverage ratio and should the Company have to pay its portion of the guarantee, it would be entitled to recover the $0.8 million from other joint venture assets.

(13)

As more fully described in Note 2 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K, in connection with the formation of HIW-KC Orlando, LLC, the Company agreed to guarantee rent to the joint venture for 3,248 rentable square feet commencing in August 2004 and expiring in April 2011. The Company’s maximum potential amount of future payments with regard to the guarantee is $0.4 million as of March 31, 2007. Additionally, the Company agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. The Company has paid approximately $0.07 million in 2007 under this guarantee, and approximately $0.3 million is estimated to remain under the guarantee at March 31, 2007.

(14)

In connection with the RRHWoods, LLC joint venture, the Company and its partner each guaranteed $3.0 million to a bank. This guarantee expires in November 2009 and can be renewed, at the joint venture’s option, through November 2011. The bank provides a letter of credit securing industrial revenue bonds, which mature in November 2015. The joint venture’s industrial building secures the bonds. The Company would be required to perform under the guarantee should the joint venture be unable to repay the bonds. The Company has recourse provisions to recover from the joint venture’s assets. The property collateralizing the bonds generates sufficient cash flow to cover the debt service required by the bond financing. In addition to the direct guarantee, the Company is committed to a master lease for 50% of the debt service should the cash flow from the property not be able to pay the debt service of the bonds. As a result of this master lease, the Company has recorded $0.03 million in other liabilities and as a deferred charge in other assets on its Consolidated Balance Sheet at March 31, 2007.

(15)

Represents capitalized lease obligations of $0.5 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities on the Company’s Consolidated Balance Sheet at March 31, 2007.

(16)

In 2006, RRHWoods, LLC completed construction of an office building with a loan by the Company’s joint venture partner. In February 2007, the joint venture borrowed $4.1 million. The loan is non-recourse; however, since the building is currently only 35.0% leased, the lender has required a $1.5 million letter of credit as additional collateral. The Company’s joint venture partner agreed to provide the letter of credit and the Company has in turn agreed to reimburse its partner for 50.0%. The Company would be required to pay on its guarantee should the joint venture be unable to repay the outstanding loan balance. However, the joint venture currently generates sufficient cash flow to cover the debt service required by the loan. As a result, no liability was recorded for the letter of credit guarantee as of March 31, 2007.

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

In 2006 and March 2007, the Company received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. The Company believes that it is not subject to such taxes and has vigorously disputed the assessment. Based on the advice of counsel concerning the status of settlement discussions and on the Company’s analysis, the Company currently believes it is probable that all excise tax assessments, including additional potential assessments for 2005 and 2006, can be settled by the payment of franchise taxes of approximately $0.5 million, and in the fourth quarter of 2006 such amount was accrued and charged to operating expenses. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

12.	INCOME TAXES

The Company’s Consolidated Financial Statements include operations of the taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to corporate, state and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

Other than the liability for an uncertain tax position and related accrued interest under FIN 48 discussed below, no provision has been made for federal and state income taxes for the REIT during the three month periods ended March 31, 2007 and 2006 because the Company qualifies as a REIT under the Code. The taxable REIT subsidiary has operated at a cumulative taxable loss through March 31, 2007 of approximately $11.2 million and has paid no income taxes since its formation. In addition to the $3.9 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $1.2 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of all of the cumulative losses is not assured, the approximate $2.7 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be recognized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.	INCOME TAXES - Continued

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the Company’s financial statements for uncertain tax positions taken or expected to be taken in an income tax return. The Company adopted FIN 48 effective January 1, 2007.

In connection with the adoption of FIN 48, on January 1, 2007, the Company recorded a $1.4 million liability for an uncertain tax position, with the related expense reflected as a reduction to the beginning balance of distributions in excess of net earnings. This liability is included in accounts payable, accrued expenses and other liabilities. The Company believes it is reasonably possible that, within 12 months, the liability for the uncertain tax position will be reversed, and income recognized, upon the expiration of the applicable statute of limitations.

In addition, the Company adopted the policy of classifying related interest and penalties as income tax expense. On January 1, 2007, approximately $0.2 million of accrued interest was recorded for uncertain tax positions as part of the $1.4 million noted above. There were no significant changes in the components of the liability during the first quarter of 2007. No penalties have been accrued.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2003 through 2006.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at March 31, 2007, no tenant of the Wholly Owned Properties comprised more than 6.7% of the Company’s consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Rental and Other Revenues: (1)
Office segment	$88,912	$83,606
Industrial segment	7,925	6,891
Retail segment	11,594	10,272
Residential segment	311	310
Total Rental and Other Revenues	$108,742	$101,079
Net Operating Income: (1)
Office segment	$55,774	$52,507
Industrial segment	6,069	5,363
Retail segment	7,648	6,955
Residential segment	117	137
Total Net Operating Income	69,608	64,962
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,741)	(27,644)
General and administrative expense	(10,911)	(8,692)
Interest expense	(24,247)	(25,496)
Interest and other income	1,518	1,977
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$6,227	$5,107

	March 31, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,222,300	$2,218,705
Industrial segment	232,779	230,103
Retail segment	245,451	247,887
Rental residential segment	19,640	21,933
Corporate and other	130,534	126,225
Total Assets	$2,850,704	$2,844,853

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	OTHER EVENTS

Gain on Property Insurance Settlement

In the fourth quarter of 2005, one of the Company’s office properties located in southeastern Florida sustained damage in a hurricane. The damages are fully insured except for a $341,000 deductible, which was expensed in the fourth quarter of 2005. The Company did not incur any significant loss of rental income as a result of the damages. In 2006, the Company received $2.4 million from the insurance company as advances on the final settlement; these amounts were primarily for clean up costs and certain repairs. The Company is in the process of completing final permanent repairs. During the first quarter of 2007, the insurance company paid the Company an additional $4.9 million upon finalization of the claim. The Company recorded a $4.1 million gain under FASB Interpretation No. 30, “Accounting for Involuntary Conversion of Non-Monetary Assets to Monetary Assets” in the first quarter of 2007.

Preferred Stock Redemptions

On April 27, 2007, the Company announced that it will redeem, on May 29, 2007, 1.6 million of its outstanding Series B Preferred Shares, aggregating $40.0 million plus accrued and unpaid dividends. In connection with this redemption, the excess of the redemption cost over the net carrying amount of the redeemed shares is estimated to be $1.4 million and will be recorded as a reduction to net income available for common shareholders in the second quarter of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2006 Annual Report.

Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of March 31, 2007, we owned or had an interest in 385 in-service office, industrial and retail properties, encompassing approximately 33.9 million square feet, which includes 17 in-service office and industrial development properties that had not yet reached 95% stabilized occupancy aggregating approximately 2.6 million square feet, and 527 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

Results of Operations

Approximately 81.8% of our rental and other revenue from continuing operations is derived from our office properties. As a result, while we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing our office properties. Furthermore, since approximately 65% of our annualized revenues from office properties come from properties located in Florida, Georgia, North Carolina and Tennessee, economic growth in those states is and will continue to be an important determinative factor in predicting our future operating results.

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

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat, such as common area maintenance and utilities, and relatively fixed expenses, such as property taxes and insurance. Some of these variable expenses may be lower when our average occupancy declines. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy or sell assets, since we depreciate our properties on a straight-line basis over fixed lives. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate and division overhead and long-term incentive compensation. Interest expense depends primarily upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

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

As of December 31, 2006 and May 1, 2007, we had approximately $113 million and $417 million, respectively, of additional combined borrowing availability under our unsecured revolving credit facility and under our secured revolving construction credit facility.

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

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 9 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2006 and the first three months of 2007 or were held for sale at March 31, 2007. There were no properties sold during 2006 and the first three months of 2007 that did not meet the conditions as stipulated by SFAS No. 144.

Three Months Ended March 31, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2007 and 2006 ($ in millions):

	Three Months Ended March 31,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$108.7	$101.1	$7.6	7.5%
Operating expenses:
Rental property and other expenses	39.1	36.1	3.0	8.3
Depreciation and amortization	29.7	27.6	2.1	7.6
General and administrative	10.9	8.7	2.2	25.3
Total operating expenses	79.7	72.4	7.3	10.1
Interest expenses:
Contractual	22.7	23.8	(1.1)	(4.6)
Amortization of deferred financing costs	0.6	0.8	(0.2)	(25.0)
Financing obligations	1.0	0.9	0.1	11.1
	24.3	25.5	(1.2)	(4.7)
Other income:
Interest and other income	1.5	1.9	(0.4)	(21.1)
	1.5	1.9	(0.4)	(21.1)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	6.2	5.1	1.1	21.6

Gains on disposition of property, net	16.7	4.3	12.4	288.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(2.6)	(0.5)	(2.1)	(420.0)
Equity in earnings of unconsolidated affiliates	9.7	2.1	7.6	361.9
Income from continuing operations	34.1	11.0	23.1	210.0
Discontinued operations:
Income from discontinued operations, net of minority interest	0.1	1.4	(1.3)	(92.9)
Gains on sales of discontinued operations, net of minority interest	18.3	1.7	16.6	976.5
	18.4	3.1	15.3	493.5
Net income	52.5	14.1	38.4	272.3
Dividends on Preferred Stock	(4.1)	(4.7)	0.6	12.8
Excess of Preferred Stock redemption cost over carrying value	-	(1.8)	1.8	100.0
Net income available for common stockholders	$48.4	$7.6	$40.8	536.8%

Rental and Other Revenues

The increase in rental and other revenues from continuing operations was primarily the result of higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first three months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period. These increases were partly offset by an approximate $0.8 million decrease in lease termination fees from 2006 to 2007.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $3.0 million in the first quarter of 2007 compared to the first quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the three months ended March 31, 2007 contributed to the increase in the first quarter of 2007.

Rental revenues less rental and other operating expenses increased in 2007 compared to 2006. However, although we recover a portion of operating costs from our tenants, which recoveries are included in rental revenues, the increase in operating costs in 2007 was proportionately higher than the increase in revenue, resulting in a slight reduction in the percentage of rental revenues less rental and other operating expenses to rental revenues compared to 2006.

The increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the three months ended March 31, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $2.2 million increase in general and administrative expenses was primarily related to higher salary and fringe benefit costs, including stock-based compensation and employer taxes related to stock options exercised in the first quarter, higher audit fees and higher costs written off in 2007 related to the termination of certain development projects.

Interest Expense

The decrease in contractual interest was primarily due to a slight decrease in weighted average interest rates on outstanding debt from 6.9% in the three months ended March 31, 2006 to 6.8% in the three months ended March 31, 2007 and an increase of $1.5 million in capitalized interest from the three months ended March 31, 2006 to the three months ended March 31, 2007 due to our increased development activity. Partly offsetting these decreases was an increase in average borrowings from $1.42 billion in the three months ended March 31, 2006 to $1.45 billion in the three months ended March 31, 2007.

Gains on Disposition of Property; Gain from Property Insurance Settlement; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $16.7 million in the three months ended March 31, 2007 compared to $4.3 million for the three months ended March 31, 2006. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

In the first quarter of 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

The increase in minority interest expense of $2.1 million was primarily due to a corresponding increase in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions.

Equity in earnings of unconsolidated affiliates increased $7.6 million from 2006. The increase was primarily a result of the sale of five properties by our DLF I joint venture, pursuant to which the joint venture recognized a gain of approximately $9.3 million, resulting in an increase of approximately $2.1 in equity in earnings of unconsolidated affiliates in 2007. Additionally, in 2007, DLF I received a lease termination fee of $4.6 million, which resulted in an increase of approximately $1.0 in equity in earnings of unconsolidated affiliates. In addition, in 2007, the Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in a increase of approximately $5.0 million in equity in earnings of unconsolidated affiliates. (See Note 2 to the Consolidated Financial Statements for further discussion related to these transactions).

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $18.4 million and $3.1 million, net of minority interest, as discontinued operations for the three months ended March 31, 2007 and 2006, respectively. These amounts relate to 3.3 million square feet of office and industrial property and 173 rental residential units sold during 2006 and the first quarter of 2007. These amounts include net gains on the sale of these properties of $18.3 million and $1.7 million, net of minority interest, in the three months ended March 31, 2007 and 2006, respectively.

Preferred Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

Preferred dividends and excess of preferred stock redemption costs decreased $0.6 million due to a redemption of $50 million of Preferred Stock in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2007 as compared to the first three months of 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Cash Provided By Operating Activities	$25,744	$39,880	$(14,136)
Cash Provided By Investing Activities	11,147	125,699	(114,552)
Cash Used In Financing Activities	(36,577)	(142,647)	106,070
Total Cash Flows	$314	$22,932	$(22,618)

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

The decrease of $14.1 million in cash provided by operating activities in the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of lower cash flows from net income as adjusted for changes in gains on disposition of properties, a gain from a property insurance settlement, minority interest, and equity in earnings of unconsolidated affiliates. In addition, the net change in operating assets and liabilities resulted in a $14.4 million decrease in cash provided by operating activities from 2006 to 2007.

The decrease of $114.6 million in cash provided by investing activities in the three months ended March 31, 2007 compared to the same period in 2006 was primarily a result of a $93.7 million decrease in proceeds from dispositions of real estate assets and a $31.5 million increase in additions to real estate assets and deferred leasing costs. Partly offsetting these decreases in cash provided was $4.9 million received as proceeds from an insurance settlement in the first quarter of 2007.

The decrease of $106.1 million in cash used in financing activities in the three months ended March 31, 2007 compared to the same period in 2006 was primarily a result of an $83.7 million increase in net borrowings on the revolving credit facility and mortgages and notes payable, and a decrease of $50.0 million cash used in connection with the redemption of Preferred Stock from 2006 to 2007. These decreases were partly offset by an increase of $25.9 million in cash used in connection with the repurchase of Common Units from 2006 to 2007.

In 2007, we continued our capital recycling program of selectively disposing of non-core properties in order to use the net proceeds for investments or other purposes. At March 31, 2007, we had 33.1 acres of land classified as held for sale pursuant to SFAS No. 144 with a carrying value of $5.5 million.

Capitalization

The following table sets forth our capitalization as of March 31, 2007 and December 31, 2006 (in thousands, except per share amounts):

	March 31, 2007	December 31, 2006
Mortgages and notes payable, at recorded book value	$1,487,509	$1,465,129
Financing obligations	$35,529	$35,530
Preferred Stock, at liquidation value	$197,445	$197,445

Common Stock and Common Units outstanding	60,826	60,944

Per share stock price at period	$39.49	$40.76
Market value of Common Stock and Common Units	2,402,019	2,484,077
Total market capitalization with debt and obligations	$4,122,502	$4,182,181

Based on our total market capitalization of approximately $4.1 billion at March 31, 2007 (at the March 31, 2007 per share stock price of $39.49 and assuming the redemption for shares of Common Stock of the 4.1 million Common Units not owned by the Company), our mortgages and notes payable represented approximately 36.1% of our total market capitalization.

Mortgages and notes payable at March 31, 2007 was comprised of $676 million of secured indebtedness with a weighted average interest rate of 6.63% and $812 million of unsecured indebtedness with a weighted average interest rate of 6.57%. As of March 31, 2007, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.0 billion.

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2006 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Mortgages and Notes Payable (1)
Principal payments	$1,465,129	$86,709	$110,341	$564,656	$9,057	$9,811	$684,555
Interest payments (2)	461,179	93,503	85,908	66,045	46,599	45,845	123,279
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation (3) (9)	20,005	—	—	—	—	—	20,005
Tax Increment Financing obligation (4) (9)	28,365	2,182	2,182	2,182	2,182	2,182	17,455
Capitalized ground lease obligation (9)	2,003	52	52	52	52	52	1,743
Capitalized lease obligations (5)	481	252	188	41	—	—	—
Purchase Obligations:
Completion contracts (10)	133,862	104,902	28,960	—	—	—	—
Operating Lease Obligations:
Land leases (6)	51,191	1,063	1,079	1,119	1,137	1,157	45,636
Other Long Term Liabilities Reflected on the Balance Sheet:
Plaza Colonnade lease guarantee (6)	37	—	—	37	—	—	—
Highwoods DLF 97/26 DLF 99/32 LP lease guarantee (6)	419	—	419	—	—	—	—
RRHWoods and Dallas County Partners lease guarantee (6)	49	—	—	—	—	—	49
RRHWoods, LLC (6)	28	—	—	28	—	—	—
Industrial environmental guarantee (6)	125	—	—	—	—	—	125
Eastshore lease guarantee (7)	4,084	4,084	—	—	—	—	—
DLF payable (8)	3,551	526	536	546	556	567	820
KC Orlando, LLC lease guarantee (6)	420	97	97	97	97	32	—
KC Orlando, LLC accrued lease commissions, tenant improvements and building improvements (6)	356	—	—	—	—	—	356
RRHWoods, LLC (6)	403	—	—	—	403	—	—
Total (11)	$2,171,687	$293,370	$229,762	$634,803	$60,083	$59,646	$894,023

_______________

(1)

See Note 5 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for further discussion. In addition, see Note 5 to the Consolidated Financial Statements for further discussion on the $400 million aggregate principal notes sold in 2007.

(2)

These amounts represent interest payments due on mortgage and notes payable, based on the stated rates for the fixed rate debt and on the December 31, 2006 rates for the variable rate debt. The weighted average interest rate on the variable rate debt as of December 31, 2006 was 6.15%.

(3)

This liability represents a financing obligation to our joint venture partner as a result of accounting for this transaction as a financing arrangement. See Note 3 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for further discussion.

(4)

In connection with tax increment financing for construction of a public garage related to an office building constructed by us, we are obligated to pay fixed special assessments over a 20-year period. The net present value of these assessments, discounted at 6.93%, which represents the interest rate of the underlying bond, is shown as a financing obligation in the Consolidated Balance Sheet in our 2006 Annual Report on Form 10-K. We also receive special tax revenues and property tax rebates recorded in interest and other income which are intended, but not guaranteed, to provide funds to pay the special assessments.

(5)	Included in accounts payable, accrued expenses and other liabilities in our 2006 Annual Report on Form 10-K.
(6)	See Note 15 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for further discussion.

(7)

This represents our maximum exposure to contingent loss under our Eastshore guarantee. See Notes 3 and 15 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for further discussion.

(8)

Represents a fixed obligation we owe our partner in Highwoods DLF 98/29, LP. This obligation arose from an excess contribution from our partner at the formation of the joint venture, and the net present value of the fixed obligation discounted at 9.62% which represents the interest rate derived from the agreement, is recorded in other liabilities. See Note 2 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for further discussion.

(9)

Interest components of the contractual obligations are based on the stated fixed rates in the instruments. For floating rate debt, interest is computed using the current rate in effect at December 31, 2006.

(10)	This amount represents our estimate of contractual obligations as of December 31, 2006 related to various construction projects.
(11)

In connection with the adoption of FIN 48, on January 1, 2007, we recorded a $1.4 million liability for uncertain tax positions. We believe that this liability will be reversed in the next 12 months due to the expiration of the applicable statute of limitations, and therefore, have not included it in the Contractual Obligations table above. See Note 12 to the Consolidated Financial Statements for further discussion.

Preferred Stock Redemptions

On April 27, 2007, we announced that we will redeem, on May 29, 2007, 1.6 million of our outstanding Series B Preferred Shares, aggregating $40.0 million plus accrued and unpaid dividends. In connection with this redemption, the excess of the redemption cost over the net carrying amount of the redeemed shares is estimated to be $1.4 million and will be recorded as a reduction to net income available for common stockholders in the second quarter of 2007.

Debt Financing Activity

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year and, at any time prior to May 1, 2008, may request increases in the borrowing availability under the credit facility by up to an additional $50 million. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points.

Our revolving credit facility and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We are currently in compliance with all such requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

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

On March 22, 2007, the Operating Partnership sold $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among us, the Operating Partnership and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of our Board of Directors and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. We used the net proceeds from the sale of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility. In connection with the completion of the offering, we and the Operating Partnership entered into a registration rights agreement dated March 22, 2007 with the initial purchasers of the notes. The registration rights agreement requires the Operating Partnership to file, within 90 days after the closing date of the sale of the notes, a registration statement with respect to an offer to exchange the notes for other freely tradable notes that are registered under the Securities Act of 1933 and to cause such exchange offer registration statement to become effective within 180 days after the closing date. The Operating Partnership is required to complete the exchange offer within 210 days after the closing date. If the Operating Partnership fails to comply with the provisions of the registration rights agreement, the interest rate will be increased by 0.25% per annum during the 90-day period immediately following the default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 0.50% per annum. Management currently believes that we will timely fulfill our obligations under the registration rights agreement and, accordingly, no amounts have been recorded for potential future additional interest costs.

During the first quarter of 2007, we also paid off $66 million, excluding any normal debt amortization, of secured debt with a weighted average interest rate of 8.16%. Approximately $161 million of real estate assets (based on undepreciated cost basis) became unencumbered after paying off the secured debt.

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

As of May 1, 2007, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2007. We expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and the following:

•	the selective disposition of non-core land and other assets;

•

borrowings under our revolving credit facility (which has up to $366.9 million of availability in the aggregate as of May 1, 2007) and under our existing $50.0 million secured revolving construction loan (which has $50.0 million available at May 1, 2007);

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions;

•	the issuance of secured debt; and

•	the issuance of unsecured debt.

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $221 million at May 1, 2007. A significant portion of these future expenditures are currently subject to binding contractual arrangements.

Our long-term liquidity needs also include the funding of development projects, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt. Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of (1) the issuance by the Operating Partnership of additional unsecured debt securities, (2) the issuance of additional equity securities by the Company and the Operating Partnership, (3) borrowings under other secured construction loans that we may enter into, as well as (4) the sources described above with respect to our short-term liquidity. We expect to use such sources to meet our long-term liquidity requirements either through direct payments or repayments of borrowings under our revolving credit facility. As mentioned above, we do not intend to reserve funds to retire existing secured or unsecured indebtedness upon maturity. Instead, we will seek to refinance such debt at maturity or retire such debt through the issuance of equity or debt securities or from proceeds from sales of properties.

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

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt or fund other strategic initiatives and to lessen the risks typically associated with owning 100.0% of a property. When we create a joint venture with a strategic partner, we usually contribute one or more properties that we own to a newly formed entity in which we retain an equal or minority interest. In exchange for an equal or minority interest in the joint venture, we generally receive cash from the partner and frequently retain the management income relating to the properties in the joint venture. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements. See Notes 1, 2 and 3 to the Consolidated Financial Statements.

As of March 31, 2007, our unconsolidated joint ventures had $742.3 million of total assets and $561.7 million of total liabilities as reflected in their financial statements. At March 31, 2007, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 40.1%. During the three months ended March 31, 2007, these unconsolidated joint ventures earned $27.6 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $9.7 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of March 31, 2007, our unconsolidated joint ventures had $537.5 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 11 to the Consolidated Financial Statements. The following table sets forth the scheduled maturities of our proportionate share of the outstanding debt of our unconsolidated joint ventures as of March 31, 2007 ($ in thousands):

Remainder of 2007	$2,812
2008	4,666
2009	8,271
2010	10,992
2011	6,035
Thereafter	197,413
$230,189

For information regarding our off-balance sheet arrangements as of December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” in our 2006 Annual Report on Form 10-K.

Financing Arrangements

For information regarding significant sales transactions that were accounted for as financing arrangements at December 31, 2006, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing and Profit-Sharing Arrangements” in our 2006 Annual Report on Form 10-K.

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

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the three months ended March 31, 2007, except as set forth in Note 1 to the Consolidated Financial Statements under “Impact of Newly Adopted and Issued Accounting Standards” and in Note 12. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2006 Annual Report on Form 10-K.

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

FFO and FFO per share as disclosed by other REITs may not be comparable to our calculation of FFO and FFO per share as described below. However, you should also be aware that FFO and FFO per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining our operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of our operating performance.

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

Further, in calculating FFO, we add back minority interest in the income from the Operating Partnership, which we believe is consistent with standard industry practice for REITs that operate through an UPREIT structure. We believe that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of our Common Stock.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

FFO and FFO per share for the three months ended March 31, 2007 and 2006 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2007		2006
	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$52,558		$14,146
Dividends to preferred stockholders	(4,113)		(4,724)
Excess of Preferred Stock redemption cost over carrying value	—		(1,803)
Net income available for common stockholders	48,445	$0.85	7,619	$0.14
Add/(Deduct):
Depreciation and amortization of real estate assets	29,104	0.47	26,808	0.44
(Gains) on disposition of depreciable properties	(908)	(0.01)	(1,270)	(0.02)
Minority interest from the Operating Partnership in income from operations	2,449	—	444	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,866	0.04	2,675	0.04
(Gains) on disposition of depreciable properties	(7,158)	(0.12)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	5	—	1,106	0.02
(Gains) on disposition of depreciable properties	(19,743)	(0.32)	(1,894)	(0.03)
Minority interest from the Operating Partnership in income from discontinued operations	1,490	—	280	—
Funds from operations	$56,550	$0.91	$35,768	$0.59

Weighted average shares outstanding (1)	61,900		60,588

______________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. We had no interest rate hedge contracts in effect at March 31, 2007.

As of March 31, 2007, we had $1,411 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at March 31, 2007 was $1,454 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2007 would decrease by $72.2 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of March 31, 2007 would increase by $78.3 million.

As of March 31, 2007, we had $76.7 million of variable rate debt outstanding. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended March 31, 2007, our interest expense would increase or decrease by approximately $0.8 million.

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

The CEO and CFO evaluations of our controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO’s and CFO’s evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of our Board of Directors.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In Item 9A of our 2006 Annual Report, our management reported that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to material weaknesses that existed as of such date in the internal control environment associated with our accounting for real estate assets. As of the date of this filing, we have developed and implemented or are in the process of implementing remediation plans to improve the internal control environment associated with the material weaknesses that existed as of December 31, 2006. First, we have converted from a supplemental software package used to calculate depreciation to the depreciation module contained within our general ledger package. This conversion should eliminate the need to reconcile the supplemental system to the general ledger and enhance the effectiveness of our fixed asset account reconciliations. Second, we began using our centralized lease approval software to identify and properly account for all tenant improvements undertaken by tenants. Third, we plan to use our centralized invoice approval software to process all invoices related to in-process building improvements, tenant improvements and new development completion costs and have implemented additional analytical procedures to reasonably assure that such costs are identified and properly accrued in our consolidated financial statements on a timely basis. Fourth, we are developing and implementing a Company-wide policy and procedures manual for use by our divisional and accounting staff, intended to reasonably assure consistent and appropriate assessment and application of generally accepting accounting principles. Fifth, we are continuing our search to fill a vacant Chief Accounting Officer position. Since we have not yet completed and evaluated through formal testing all of our planned or implemented remediation activities nor have we been required to undertake an evaluation of our internal control over financial reporting since December 31, 2006, no assurances can be given that the material weaknesses that existed at December 31, 2006 have been sufficiently remediated through the process discussed above as of the date of this filing. Our management is working closely with the audit committee to monitor our ongoing efforts to improve our internal control over financial reporting and to monitor the ongoing remediation of the aforementioned material weaknesses.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. As described above, since we have not yet completed or evaluated all of our planned remediation activities relating to the material weaknesses that existed at December 31, 2006, our CEO and CFO do not believe that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, reserves are recorded in the Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition or results of operations.

In 2006 and March 2007, we received assessments for state excise taxes and related interest amounting to approximately $5.5 million, related to periods 2002 through 2005. We believe that we are not subject to such taxes and have vigorously disputed the assessment. Based on the advice of counsel concerning the status of settlement discussions and on our analysis, we currently believe it is probable that all excise tax assessments, including additional potential assessments for 2005 and 2006, can be settled by the payment of franchise taxes of approximately $0.5 million, and in the fourth quarter of 2006 such amount was accrued and charged to operating expenses. Legal fees related to this matter were nominal and were charged to operating expenses as incurred in 2006 and 2007.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Form of 5.85% Notes due March 15, 2017 (filed as part of the Company’s Current Report on Form 8-K dated March 22, 2007)

4.2	Officers’ Certificate Establishing the Terms of the 5.85% Notes, dated as of March 22, 2007 (filed as part of the Company’s Current Report on Form 8-K dated March 22, 2007)

10.1

Registration Rights Agreement, dated as of March 22, 2007, by and among the Operating Partnership, the Company and the initial purchasers named therein (filed as part of the Company’s Current Report on Form 8-K dated March 22, 2007)

10.2	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Edward J. Fritsch (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)*

10.3	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Michael E. Harris (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)*

10.4	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Terry L Stevens (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)*

10.5	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Gene H. Anderson (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)*

10.6	Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Jeffrey D. Miller (filed as part of the Company’s Current Report on Form 8-K dated April 13, 2007)*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

_______________

* Compensatory plan or arrangement.

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
Terry L. Stevens
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2007

Exhibit 31.1

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT

I, Edward J. Fritsch, certify that:

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: May 10, 2007

/s/ EDWARD J. FRITSCH
Edward J. Fritsch President and Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT

I, Terry L. Stevens, certify that:

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

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: May 10, 2007

/s/ TERRY L. STEVENS
Terry L. Stevens Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT

In connection with the Quarterly Report of Highwoods Properties, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Edward J. Fritsch, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ EDWARD J. FRITSCH
Edward J. Fritsch President and Chief Executive Officer
May 10, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT

In connection with the Quarterly Report of Highwoods Properties, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Terry L. Stevens, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ TERRY L. STEVENS
Terry L. Stevens Vice President and Chief Financial Officer
May 10, 2007