Form 10-Q/A
period 2007-03-31
HIGHWOODS PROPERTIES INC
filed 2008-03-03
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

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

EXPLANATORY NOTE

The sole purpose of this amended Quarterly Report is to set forth unaudited interim financial statements for the periods presented on a restated basis that present cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments as restricted cash rather than as cash and cash equivalents (see Note 14 to the Consolidated Financial Statements). In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the nine months ended December 31, 2007 have been reclassified into discontinued operations. The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2006 Annual Report on Form 10-K. As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing.

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

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
Assets:	(as restated - see Note 14)
Real estate assets, at cost:
Land	$350,245	$345,548
Buildings and tenant improvements	2,615,830	2,573,032
Development in process	108,074	101,899
Land held for development	108,843	111,988
	3,182,992	3,132,467
Less-accumulated depreciation	(609,148)	(588,307)
Net real estate assets	2,573,844	2,544,160
Real estate and other assets, net, held for sale	5,519	34,944
Cash and cash equivalents	927	16,690
Restricted cash	17,769	2,027
Accounts receivable, net of allowance of $1,011 and $1,253, respectively	24,830	23,347
Notes receivable, net of allowance of $780 and $786, respectively	7,295	7,871
Accrued straight-line rents receivable, net of allowance of $749 and $301, respectively	69,920	68,364
Investment in unconsolidated affiliates	61,763	60,359
Deferred financing and leasing costs, net of accumulated amortization	68,885	66,352
Prepaid expenses and other assets	19,952	20,739
Total Assets	$2,850,704	$2,844,853

Liabilities, Minority Interest and Stockholders' Equity:
Mortgages and notes payable	$1,487,509	$1,465,129
Accounts payable, accrued expenses and other liabilities	139,858	156,737
Financing obligations	35,529	35,530
Total Liabilities	1,662,896	1,657,396
Commitments and Contingencies (see Note 11)
Minority interest	70,369	79,726
Stockholders' Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at March 31, 2007 and December 31, 2006	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 3,700,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	92,500	92,500
Common stock, $.01 par value, 200,000,000 authorized shares;
56,710,660 and 56,211,148 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	567	562
Additional paid-in capital	1,435,679	1,449,337
Distributions in excess of net earnings	(514,879)	(538,098)
Accumulated other comprehensive loss	(1,373)	(1,515)
Total Stockholders' Equity	1,117,439	1,107,731
Total Liabilities, Minority Interest and Stockholders' Equity	$2,850,704	$2,844,853

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Rental and other revenues	$106,691	$99,288

Operating expenses:
Rental property and other expenses	38,276	35,359
Depreciation and amortization	29,142	27,136
General and administrative	10,911	8,692
Total operating expenses	78,329	71,187
Interest expenses:
Contractual	22,689	23,810
Amortization of deferred financing costs	566	744
Financing obligations	992	942
	24,247	25,496
Other income:
Interest and other income	1,515	1,969
	1,515	1,969
Income before disposition of property, insurance gain, minority interest and
equity in earnings of unconsolidated affiliates	5,630	4,574
Gains on disposition of property, net	16,743	4,310
Gain from property insurance settlement	4,128	-
Minority interest	(2,585)	(486)
Equity in earnings of unconsolidated affiliates	9,717	2,083
Income from continuing operations	33,633	10,481
Discontinued operations:
Income from discontinued operations, net of minority interest	663	1,907
Gains on sales of discontinued operations, net of minority interest	18,262	1,758
	18,925	3,665
Net income	52,558	14,146
Dividends on preferred stock	(4,113)	(4,724)
Excess of preferred stock redemption cost over carrying value	—	(1,803)
Net income available for common stockholders	$48,445	$7,619

Net income per common share - basic:
Income from continuing operations	$0.52	$0.07
Income from discontinued operations	0.34	0.07
Net income	$0.86	$0.14
Weighted average common shares outstanding - basic	56,040	53,813

Net income per common share - diluted:
Income from continuing operations	$0.52	$0.07
Income from discontinued operations	0.33	0.07
Net income	$0.85	$0.14
Weighted average common shares outstanding - diluted	61,900	60,588
Dividends declared per common share	$0.425	$0.425

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

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2007	2006
	(as restated - see Note 14)
Operating activities:
Net income	$52,558	$14,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,746	28,750
Amortization of lease incentives	222	163
Amortization of restricted stock and stock options	1,132	845
Amortization of deferred financing costs	566	744
Amortization of accumulated other comprehensive loss	142	177
Gains on disposition of property	(36,486)	(6,204)
Gain from property insurance settlement	(4,128)	-
Minority interest	4,119	815
Equity in earnings of unconsolidated affiliates	(9,717)	(2,083)
Change in financing obligations	(1)	128
Distributions of earnings from unconsolidated affiliates	1,962	2,354
Changes in operating assets and liabilities:
Accounts receivable	(1,057)	2,358
Prepaid expenses and other assets	223	124
Accrued straight-line rents receivable	(1,572)	(2,521)
Accounts payable, accrued expenses and other liabilities	(11,965)	84
Net cash provided by operating activities	25,744	39,880
Investing activities:
Additions to real estate assets and deferred leasing costs	(66,275)	(34,783)
Proceeds from disposition of real estate assets	65,028	158,677
Proceeds from property insurance settlement	4,940	-
Distributions of capital from unconsolidated affiliates	6,383	1,371
Net repayments in notes receivable	576	513
Contributions to unconsolidated affiliates	-	(100)
Cash assumed upon consolidation of unconsolidated affiliate	-	645
Changes in restricted cash and other investing activities	(15,582)	(624)
Net cash (used in)/ provided by investing activities	(4,930)	125,699
Financing activities:
Distributions paid on Common Stock and Common Units	(25,766)	(25,237)
Redemption of Preferred Stock	-	(50,000)
Dividends paid on Preferred Stock	(4,113)	(4,724)
Distributions of earnings to minority partner in consolidated affiliate	(928)	(127)
Net proceeds from the sale of Common Stock	988	310
Repurchase of Common Units	(27,402)	(1,497)
Borrowings on revolving credit facility	106,400	92,000
Repayments of revolving credit facility	(416,900)	(104,500)
Borrowings on mortgages and notes payable	401,571	-
Repayments of mortgages and notes payable	(68,696)	(48,829)
Contributions from minority interest partner	1,045	-
Additions to deferred financing costs and other financing activities	(2,776)	(43)
Net cash used in financing activities	(36,577)	(142,647)
Net (decrease)/increase in cash and cash equivalents	$(15,763)	$22,932
Cash and cash equivalents at beginning of the period	16,690	1,212
Cash and cash equivalents at end of the period	$927	$24,144

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $663 and $482 for 2007 and 2006, respectively)	$22,666	$21,316

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions:

	Three Months Ended March 31,
	2007	2006
Assets:
Net real estate assets	$-	$42,948
Restricted cash	-	(1,865)
Accounts receivable	-	102
Accrued straight-line rents receivable	-	962
Investments in unconsolidated affiliates	-	(2,066)
Deferred financing and leasing costs, net	-	287
	$-	$40,368

Liabilities:
Mortgages and notes payable	$-	$39,964
Accounts payable, accrued expenses and other liabilities	-	(1,652)
	$-	$38,312

Minority Interest and Stockholders’ Equity	$-	$2,056

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

Basis of Presentation

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain amounts in the December 31, 2006 Consolidated Balance Sheet have been reclassified to conform to the current presentation. As more fully described in Note 9, as required by SFAS No. 144, the Consolidated Balance Sheet at December 31, 2006 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at March 31, 2007. The Consolidated Statements of Income for the three months ended March 31, 2006 were also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold in all of 2007.

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

Following is minority interest as reflected in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets:

	Three Months Ended March 31,
	2007	2006
Amount shown as minority interest in continuing operations (1)	$(2,585)	$(486)
Amount related to income from discontinued operations	(53)	(193)
Amount related to gains on sales of discontinued operations	(1,481)	(136)
Total minority interest in net income	$(4,119)	$(815)

______________

(1)	2007 and 2006 includes $0.18 million and $0.09 million related to the consolidated entities other than the Operating Partnership.

	March 31, 2007	December 31, 2006
Minority interest in the Operating Partnership	$67,194	$76,848
Minority interest in Markel	2,071	2,118
Minority interest in REES	947	760
Minority interest in Plaza Residential	157	-
Total minority interest	$70,369	$79,726

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

On March 22, 2007, the Operating Partnership issued $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among the Operating Partnership, the Company and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of the Board of Directors of the Company and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. The Company used the net proceeds from the issuance of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility. In connection with the completion of the offering, the Company and the Operating Partnership entered into a registration rights agreement dated March 22, 2007 with the initial purchasers of the notes. The registration rights agreement requires the Operating Partnership to file, within 90 days after the closing date of the sale of the notes, a registration statement with respect to an offer to exchange the notes for other freely tradable notes that are registered under the Securities Act of 1933 and to cause such exchange offer registration statement to become effective within 180 days after the closing date. The Operating Partnership is required to complete the exchange offer within 210 days after the closing date. If the Operating Partnership fails to comply with the provisions of the registration rights agreement, the interest rate will be increased by 0.25% per annum during the

90-day period immediately following the default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 0.50% per annum. Management currently believes that the Company will timely fulfill its obligations under the registration rights agreement and, accordingly, no amounts have been recorded for potential future additional interest costs.

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

The Company also has issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The 2006 and 2007 grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. The grant date fair values of each such share of total return-based restricted stock are being amortized to expense on a straight-line method over the three-year period.

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

As part of its business strategy, the Company will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or redemption of Preferred Stock, or other purposes. The table below sets forth the net operating results and net carrying value of those assets classified as discontinued operations in the Company’s Consolidated Financial Statements. These assets classified as discontinued operations comprise 4.2 million square feet of office and industrial properties and 173 rental residential units sold during 2006 and all of 2007. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from the ongoing operations of the Company to discontinued operations, and the Company will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended March 31,
	2007	2006
Rental and other revenues	$2,293	$6,173
Operating expenses:
Rental property and other expenses	983	2,382
Depreciation and amortization	604	1,614
Total operating expenses	1,587	3,996
Interest expense	-	103
Other income	10	26
Income before minority interest in the Operating Partnership and gains on sales of discontinued operations	716	2,100
Minority interest in discontinued operations	(53)	(193)
Income from discontinued operations, net of minority interest in the Operating Partnership	663	1,907
Gains on sales of discontinued operations	19,743	1,894
Minority interest in discontinued operations	(1,481)	(136)
Gains on sales of discontinued operations, net of minority interest in the Operating Partnership	18,262	1,758
Total discontinued operations	$18,925	$3,665

The net book value of properties classified as discontinued operations that were sold during 2006 and all of 2007 aggregated $282.6 million.

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

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	5,391	14,983
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	5,391	33,565
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	128	217
Total assets	$5,519	$34,944
Tenant security deposits, deferred rents and accrued costs (1)	$220	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Basic income per share:
Numerator:
Income from continuing operations	$33,633	$10,481
Preferred Stock dividends	(4,113)	(4,724)
Excess of Preferred Stock redemption costs over carrying value	-	(1,803)
Income from continuing operations available for common stockholders	29,520	3,954
Income from discontinued operations	18,925	3,665
Net income available for common stockholders	$48,445	$7,619
Denominator:
Denominator for basic earnings per share – weighted average shares (1)	56,040	53,813
Basic earnings per share:
Income from continuing operations	$0.52	$0.07
Income from discontinued operations	0.34	0.07
Net income	$0.86	$0.14
Diluted income per share:
Numerator:
Income from continuing operations	$33,633	$10,481
Preferred Stock dividends	(4,113)	(4,724)
Excess of Preferred Stock redemption costs over carrying value	-	(1,803)
Minority interest in the Operating Partnership	2,405	395
Income from continuing operations available for common stockholders	31,925	4,349
Income from discontinued operations	18,925	3,665
Minority interest in the Operating Partnership in discontinued operations	1,534	329
Income from discontinued operations	20,459	3,994
Net income available for common stockholders	$52,384	$8,343
Denominator:
Denominator for basic earnings per share – adjusted weighted average shares (1)	56,040	53,813
Add:
Employee and director stock options and warrants	1,060	1,198
Common Units	4,542	5,422
Unvested restricted stock	258	155
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	61,900	60,588 (2)
Diluted earnings per share:
Income from continuing operations	$0.52	$0.07
Income from discontinued operations	0.33	0.07
Net income	$0.85	$0.14

______________

(1)	Weighted average shares exclude shares of unvested restricted stock pursuant to SFAS 128.
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

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Rental and Other Revenues: (1)
Office segment	$87,268	$82,198
Industrial segment	7,562	6,553
Retail segment	11,550	10,227
Residential segment	311	310
Total Rental and Other Revenues	$106,691	$99,288
Net Operating Income: (1)
Office segment	$54,846	$51,224
Industrial segment	5,825	5,644
Retail segment	7,627	6,924
Residential segment	117	137
Total Net Operating Income	68,415	63,929
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(29,142)	(27,136)
General and administrative expense	(10,911)	(8,692)
Interest expense	(24,247)	(25,496)
Interest and other income	1,515	1,969
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$5,630	$4,574

	March 31, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,222,300	$2,218,705
Industrial segment	232,779	230,103
Retail segment	245,451	247,887
Rental residential segment	19,640	21,933
Corporate and other	130,534	126,225
Total Assets	$2,850,704	$2,844,853

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	OTHER EVENTS

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

Misstatement of Restricted Cash

Subsequent to the issuance of the interim financial statements for the period ended March 31, 2007, management determined that cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments should have been presented as restricted cash rather than as cash and cash equivalents, as previously reported. As a result of this misstatement, we have restated our interim Consolidated Balance Sheet as of March 31, 2007 and the related Consolidated Statement of Cash Flows for the three months ended March 31, 2007 as more fully set forth in the table below. The restatement did not impact our Consolidated Statements of Income in any period.

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
As of March 31, 2007:
Cash and cash equivalents	$17,004	$(16,077)	$927
Restricted cash	$1,692	$16,077	$17,769

Consolidated Statement of Cash Flows
Three months ended March 31, 2007:
Changes in restricted cash and other investing activities	$495	$(16,077)	$(15,582)
Net cash provided by/(used in) investing activities	$11,147	$(16,077)	$(4,930)
Net increase/(decrease) in cash and cash equivalents	$314	$(16,077)	$(15,763)
Cash and cash equivalents at end of period	$17,004	$(16,077)	$927

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this Quarterly Report. This discussion and analysis gives effect to the restatement as discussed in Note 14 to the accompanying Consolidated Financial Statements. In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the nine months ended December 31, 2007 have been reclassified into discontinued operations.

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

Three Months Ended March 31, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended March 31, 2007 and 2006 ($ in millions):

	Three Months Ended March 31,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$106.7	$99.3	$7.4	7.5%
Operating expenses:
Rental property and other expenses	38.3	35.4	2.9	8.2
Depreciation and amortization	29.1	27.1	2.0	7.4
General and administrative	10.9	8.7	2.2	25.3
Total operating expenses	78.3	71.2	7.1	10.0
Interest expenses:
Contractual	22.7	23.8	(1.1)	(4.6)
Amortization of deferred financing costs	0.6	0.7	(0.1)	(14.3)
Financing obligations	1.0	1.0	-	-
	24.3	25.5	(1.2)	(4.7)
Other income:
Interest and other income	1.5	2.0	(0.5)	(25.0)
	1.5	2.0	(0.5)	(25.0)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	5.6	4.6	1.0	21.7
Gains on disposition of property, net	16.7	4.3	12.4	288.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(2.5)	(0.5)	(2.0)	(400.0)
Equity in earnings of unconsolidated affiliates	9.7	2.1	7.6	361.9
Income from continuing operations	33.6	10.5	23.1	220.0
Discontinued operations:
Income from discontinued operations, net of minority interest	0.6	1.9	(1.3)	(68.4)
Gains on sales of discontinued operations, net of minority interest	18.3	1.7	16.6	976.5
	18.9	3.6	15.3	425.0
Net income	52.5	14.1	38.4	272.3
Dividends on Preferred Stock	(4.1)	(4.7)	0.6	12.8
Excess of Preferred Stock redemption cost over carrying value	-	(1.8)	1.8	100.0
Net income available for common stockholders	$48.4	$7.6	$40.8	536.8%

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

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.9 million in the first quarter of 2007 compared to the first quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the three months ended March 31, 2007 contributed to the increase in the first quarter of 2007.

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

The increase in minority interest expense of $2.0 million was primarily due to a corresponding increase in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $18.9 million and $3.6 million, net of minority interest, as discontinued operations for the three months ended March 31, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial property and 173 rental residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $18.3 million and $1.7 million, net of minority interest, in the three months ended March 31, 2007 and 2006, respectively.

Preferred Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

Preferred dividends and excess of preferred stock redemption costs decreased $0.6 million and $1.8 million, respectively, due to a redemption of $50 million of Preferred Stock in the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first three months of 2007 as compared to the first three months of 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	Change
Cash Provided By Operating Activities	$25,744	$39,880	$(14,136)
Cash (Used In)/Provided By Investing Activities	(4,930)	125,699	(130,629)
Cash Used In Financing Activities	(36,577)	(142,647)	106,070
Total Cash Flows	$(15,763)	$22,932	$(38,695)

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

The decrease of $130.6 million in cash provided by investing activities in the three months ended March 31, 2007 compared to the same period in 2006 was primarily a result of a $93.7 million decrease in proceeds from dispositions of real estate assets and a $31.5 million increase in additions to real estate assets and deferred leasing costs and an outflow of cash in 2007 related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions. Partly offsetting these decreases in cash provided was $4.9 million received as proceeds from an insurance settlement in the first quarter of 2007.

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

On March 22, 2007, the Operating Partnership issued $400 million aggregate principal amount of 5.85% Notes due March 15, 2017, net of original issue discount of $1.2 million. The notes were issued under the indenture, dated as of December 1, 1996, among us, the Operating Partnership and U.S. Bank National Association (as successor in interest to Wachovia Bank, N.A.), the trustee, and pursuant to resolutions of our Board of Directors and an officers’ certificate dated as of March 22, 2007 establishing the terms of the notes. We used the net proceeds from the issuance of the notes to repay borrowings outstanding under an unsecured non-revolving credit facility that was obtained on January 31, 2007 (which was subsequently terminated) and under the revolving credit facility. In connection with the completion of the offering, we and the Operating Partnership entered into a registration rights agreement dated March 22, 2007 with the initial purchasers of the notes. The registration rights agreement requires the Operating Partnership to file, within 90 days after the closing date of the sale of the notes, a registration statement with respect to an offer to exchange the notes for other freely tradable notes that are registered under the

Securities Act of 1933 and to cause such exchange offer registration statement to become effective within 180 days after the closing date. The Operating Partnership is required to complete the exchange offer within 210 days after the closing date. If the Operating Partnership fails to comply with the provisions of the registration rights agreement, the interest rate will be increased by 0.25% per annum during the 90-day period immediately following the default and will increase by 0.25% per annum at the end of each subsequent 90-day period, but in no event shall such increase exceed 0.50% per annum. Management currently believes that we will timely fulfill our obligations under the registration rights agreement and, accordingly, no amounts have been recorded for potential future additional interest costs.

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

FFO and FFO per share for the three months ended March 31, 2007 and 2006 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2007		2006
	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$52,558		$14,146
Dividends to preferred stockholders	(4,113)		(4,724)
Excess of Preferred Stock redemption cost over carrying value	—		(1,803)
Net income available for common stockholders	48,445	$0.85	7,619	$0.14
Add/(Deduct):
Depreciation and amortization of real estate assets	28,505	0.46	26,300	0.43
(Gains) on disposition of depreciable properties	(908)	(0.01)	(1,270)	(0.02)
Minority interest from the Operating Partnership in income from operations	2,405	—	395	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,866	0.04	2,675	0.04
(Gains) on disposition of depreciable properties	(7,158)	(0.12)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	604	0.01	1,614	0.03
(Gains) on disposition of depreciable properties	(19,743)	(0.32)	(1,894)	(0.03)
Minority interest from the Operating Partnership in income from discontinued operations	1,534	—	329	—
Funds from operations	$56,550	$0.91	$35,768	$0.59

Weighted average shares outstanding (1)	61,900		60,588

______________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: March 2, 2008