Form 10-Q/A
period 2007-06-30
HIGHWOODS PROPERTIES INC
filed 2008-03-03
CIK 921082

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

EXPLANATORY NOTE

The sole purpose of this amended Quarterly Report is to set forth unaudited interim financial statements for the periods presented on a restated basis that present cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments as restricted cash rather than as cash and cash equivalents (see Note 14 to the Consolidated Financial Statements). In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the six months ended December 31, 2007 have been reclassified into discontinued operations. The aforementioned financial statements should be read in conjunction with the notes to Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors included herein and in our 2006 Annual Report on Form 10-K. As permitted by Rule 12b-15 of the Securities Exchange Act, this amended filing includes the complete text of only those items amended. Accordingly, Part I, Items 3 and 4, and Part II, Items 1 through 5, have been omitted from this filing.

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

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
Assets:	(as restated - see Note 14)
Real estate assets, at cost:
Land	$353,096	$345,548
Buildings and tenant improvements	2,639,080	2,573,032
Development in process	137,492	101,899
Land held for development	112,422	111,517
	3,242,090	3,131,996
Less-accumulated depreciation	(628,506)	(588,307)
Net real estate assets	2,613,584	2,543,689
Real estate and other assets, net, held for sale	3,213	35,446
Cash and cash equivalents	2,600	16,690
Restricted cash	18,019	2,027
Accounts receivable, net of allowance of $1,094 and $1,253, respectively	23,662	23,347
Notes receivable, net of allowance of $134 and $786, respectively	5,893	7,871
Accrued straight-line rents receivable, net of allowance of $393 and $301, respectively	70,798	68,364
Investment in unconsolidated affiliates	59,611	60,359
Deferred financing and leasing costs, net of accumulated amortization	69,764	66,352
Prepaid expenses and other assets	21,158	20,708
Total Assets	$2,888,302	$2,844,853

Liabilities, Minority Interest and Stockholders' Equity:
Mortgages and notes payable	$1,557,571	$1,465,129
Accounts payable, accrued expenses and other liabilities	157,250	156,737
Financing obligations	35,683	35,530
Total Liabilities	1,750,504	1,657,396
Commitments and Contingencies (see Note 11)
Minority interest	71,602	79,726
Stockholders' Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 104,945 shares issued and outstanding at June 30, 2007 and December 31, 2006	104,945	104,945
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 and 3,700,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	52,500	92,500
Common stock, $.01 par value, 200,000,000 authorized shares;
57,130,805 and 56,211,148 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	571	562
Additional paid-in capital	1,444,474	1,449,337
Distributions in excess of net earnings	(535,064)	(538,098)
Accumulated other comprehensive loss	(1,230)	(1,515)
Total Stockholders' Equity	1,066,196	1,107,731
Total Liabilities, Minority Interest and Stockholders' Equity	$2,888,302	$2,844,853

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues	$106,403	$101,014	$213,094	$200,302

Operating expenses:
Rental property and other expenses	38,254	36,172	76,530	71,531
Depreciation and amortization	30,034	28,110	59,176	55,246
General and administrative	10,868	9,060	21,779	17,752
Total operating expenses	79,156	73,342	157,485	144,529
Interest expenses:
Contractual	23,097	24,236	45,786	48,046
Amortization of deferred financing costs	609	582	1,175	1,326
Financing obligations	995	1,398	1,987	2,340
	24,701	26,216	48,948	51,712
Other income:
Interest and other income	2,117	1,143	3,632	3,112
Loss on debt extinguishments	-	(467)	-	(467)
	2,117	676	3,632	2,645
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	4,663	2,132	10,293	6,706
Gains on disposition of property, net	2,341	1,008	19,084	5,318
Gain from property insurance settlement	-	-	4,128	-
Minority interest	(397)	(300)	(2,982)	(786)
Equity in earnings of unconsolidated affiliates	2,006	1,924	11,723	4,007
Income from continuing operations	8,613	4,764	42,246	15,245
Discontinued operations:
Income from discontinued operations, net of minority interest	580	1,224	1,243	3,131
Gains on sales of discontinued operations, net of minority interest	96	285	18,358	2,043
	676	1,509	19,601	5,174
Net income	9,289	6,273	61,847	20,419
Dividends on preferred stock	(3,846)	(4,113)	(7,959)	(8,837)
Excess of preferred stock redemption cost over carrying value	(1,443)	-	(1,443)	(1,803)
Net income available for common stockholders	$4,000	$2,160	$52,445	$9,779

Net income per common share - basic:
Income from continuing operations	$0.06	$0.01	$0.58	$0.08
Income from discontinued operations	0.01	0.03	0.35	0.10
Net income	$0.07	$0.04	$0.93	$0.18
Weighted average common shares outstanding - basic	56,460	53,879	56,216	53,871

Net income per common share - diluted:
Income from continuing operations	$0.06	$0.01	$0.58	$0.09
Income from discontinued operations	0.01	0.03	0.34	0.09
Net income	$0.07	$0.04	$0.92	$0.18
Weighted average common shares outstanding - diluted	61,562	60,387	61,709	60,470
Dividends declared per common share	$0.425	$0.425	$0.850	$0.850

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

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2007	2006
	(as restated - see Note 14)
Operating activities:
Net income	$61,847	$20,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,293	58,378
Amortization of lease incentives	500	458
Amortization of restricted stock and stock options	2,623	1,880
Amortization of deferred financing costs	1,175	1,326
Amortization of accumulated other comprehensive loss	285	354
Loss on debt extinguishments	-	467
Gains on disposition of property	(38,930)	(7,525)
Gain from property insurance settlement	(4,128)	-
Minority interest	4,565	1,263
Equity in earnings of unconsolidated affiliates	(11,723)	(4,007)
Change in financing obligations	153	700
Distributions of earnings from unconsolidated affiliates	3,841	3,979
Changes in operating assets and liabilities:
Accounts receivable	(631)	1,765
Prepaid expenses and other assets	(1,471)	(254)
Accrued straight-line rents receivable	(2,461)	(4,185)
Accounts payable, accrued expenses and other liabilities	937	(1,973)
Net cash provided by operating activities	76,875	73,045
Investing activities:
Additions to real estate assets and deferred leasing costs	(136,921)	(79,005)
Proceeds from disposition of real estate assets	73,903	160,152
Proceeds from property insurance settlement	4,940	-
Distributions of capital from unconsolidated affiliates	13,396	1,735
Net repayments in notes receivable	2,551	617
Contributions to unconsolidated affiliates	(4,716)	(100)
Cash assumed upon consolidation of unconsolidated affiliate	-	645
Changes in restricted cash and other investing activities	(15,655)	12,040
Net cash (used in)/provided by investing activities	(62,502)	96,084
Financing activities:
Distributions paid on Common Stock and Common Units	(51,700)	(50,475)
Redemption of Preferred Stock	(40,000)	(50,000)
Dividends paid on Preferred Stock	(7,959)	(8,837)
Distributions to minority partner in consolidated affiliate	(1,775)	(263)
Net proceeds from the sale of Common Stock	6,214	133
Repurchase of Common Units	(27,402)	(7,193)
Borrowings on revolving credit facility	232,500	461,000
Repayments of revolving credit facility	(458,000)	(353,500)
Borrowings on mortgages and notes payable	402,585	-
Repayments of mortgages and notes payable	(84,679)	(153,013)
Contributions from minority interest partner	5,068	-
Additions to deferred financing costs	(3,315)	(3,265)
Net cash used in financing activities	(28,463)	(165,413)
Net (decrease)/increase in cash and cash equivalents	$(14,090)	$3,716
Cash and cash equivalents at beginning of the period	16,690	1,212
Cash and cash equivalents at end of the period	$2,600	$4,928

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Following is minority interest as reflected in the Company’s Consolidated Statements of Income and Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Amount shown as minority interest in continuing operations (1)	$(397)	$(300)	$(2,982)	$(786)
Amount related to income from discontinued operations	(42)	(120)	(95)	(313)
Amount related to gains on sales of discontinued operations	(7)	(28)	(1,488)	(164)
Total minority interest in net income	$(446)	$(448)	$(4,565)	$(1,263)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues	$2,083	$4,836	$4,376	$11,009
Operating expenses:
Rental property and other expenses	950	1,896	1,933	4,278
Depreciation and amortization	513	1,518	1,117	3,132
Total operating expenses	1,463	3,414	3,050	7,410
Interest expense	-	102	-	205
Other income	2	24	12	50
Income before minority interest in the Operating Partnership and gains on sales of discontinued operations	622	1,344	1,338	3,444
Minority interest in discontinued operations	(42)	(120)	(95)	(313)
Income from discontinued operations, net of minority interest in the Operating Partnership	580	1,224	1,243	3,131
Gains on sales of discontinued operations	103	313	19,846	2,207
Minority interest in discontinued operations	(7)	(28)	(1,488)	(164)
Gains on sales of discontinued operations, net of minority interest in the Operating Partnership	96	285	18,358	2,043
Total discontinued operations	$676	$1,509	$19,601	$5,174

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

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Land	$-	$3,462
Land held for development	3,159	15,454
Buildings and tenant improvements	-	21,949
Accumulated depreciation	-	(6,829)
Net real estate assets	3,159	34,036
Deferred leasing costs, net	-	435
Accrued straight line rents receivable	-	727
Prepaid expenses and other	54	248
Total assets	$3,213	$35,446
Tenant security deposits, deferred rents and accrued costs (1)	$110	$525

______________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic income per share:
Numerator:
Income from continuing operations	$8,613	$4,764	$42,246	$15,245
Preferred Stock dividends	(3,846)	(4,113)	(7,959)	(8,837)
Excess of Preferred Stock redemption costs over carrying value	(1,443)	-	(1,443)	(1,803)
Income from continuing operations available for common stockholders	3,324	651	32,844	4,605
Income from discontinued operations	676	1,509	19,601	5,174
Net income available for common stockholders	$4,000	$2,160	$52,445	$9,779
Denominator:
Denominator for basic earnings per share – weighted average shares (1)	56,460	53,879	56,216	53,871
Basic earnings per share:
Income from continuing operations	$0.06	$0.01	$0.58	$0.08
Income from discontinued operations	0.01	0.03	0.35	0.10
Net income	$0.07	$0.04	$0.93	$0.18
Diluted income per share:
Numerator:
Income from continuing operations	$8,613	$4,764	$42,246	$15,245
Preferred Stock dividends	(3,846)	(4,113)	(7,959)	(8,837)
Excess of Preferred Stock redemption costs over carrying value	(1,443)	-	(1,443)	(1,803)
Minority interest in the Operating Partnership	229	62	2,634	457
Income from continuing operations available for common stockholders	3,553	713	35,478	5,062
Income from discontinued operations	676	1,509	19,601	5,174
Minority interest in the Operating Partnership in discontinued operations	49	148	1,583	477
Income from discontinued operations	725	1,657	21,184	5,651
Net income available for common stockholders	$4,278	$2,370	$56,662	$10,713
Denominator:
Denominator for basic earnings per share – adjusted weighted average shares (1)	56,460	53,879	56,216	53,871
Add:
Employee and director stock options and warrants	722	1,144	883	1,169
Common Units	4,104	5,251	4,322	5,336
Unvested restricted stock	276	113	288	94
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (2)	61,562	60,387	61,709	60,470
Diluted earnings per share:
Income from continuing operations	$0.06	$0.01	$0.58	$0.09
Income from discontinued operations	0.01	0.03	0.34	0.09
Net income	$0.07	$0.04	$0.92	$0.18

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

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental and other revenues: (1)
Office segment	$88,264	$83,286	$175,531	$164,559
Industrial segment	7,392	7,287	14,954	14,448
Retail segment	10,439	10,140	21,990	20,684
Residential segment	308	301	619	611
Total rental and other revenues	$106,403	$101,014	$213,094	$200,302
Net operating income: (1)
Office segment	$55,663	$52,355	$110,508	$103,750
Industrial segment	5,542	5,626	11,367	11,090
Retail segment	6,835	6,728	14,463	13,661
Residential segment	109	133	226	270
Total net operating income	68,149	64,842	136,564	128,771
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(30,034)	(28,110)	(59,176)	(55,246)
General and administrative expense	(10,868)	(9,060)	(21,779)	(17,752)
Interest expense	(24,701)	(26,216)	(48,948)	(51,712)
Interest and other income	2,117	1,143	3,632	3,112
Loss on debt extinguishments	-	(467)	-	(467)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$4,663	$2,132	$10,293	$6,706

	June 30, 2007	December 31, 2006
Total Assets: (2)
Office segment	$2,246,762	$2,218,705
Industrial segment	243,989	230,103
Retail segment	244,338	247,887
Rental residential segment	21,198	21,933
Corporate and other	132,015	126,225
Total Assets	$2,888,302	$2,844,853

______________

(1)	Net of discontinued operations.
(2)	Real estate and other assets held for sale are included in this table according to the segment type.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	OTHER EVENTS

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

Misstatement of Restricted Cash

Subsequent to the issuance of the interim financial statements for the period ended June 30, 2007, management determined that cash disposition proceeds that are set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments should have been presented as restricted cash rather than as cash and cash equivalents, as previously reported. As a result of this misstatement, we have restated our interim Consolidated Balance Sheet as of June 30, 2007 and the related Consolidated Statement of Cash Flows for the six months ended June 30, 2007 as more fully set forth in the table below. The restatement did not impact our Consolidated Statements of Income in any period.

	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
As of June 30, 2007:
Cash and cash equivalents	$16,839	$(14,239)	$2,600
Restricted cash	$3,780	$14,239	$18,019

Consolidated Statement of Cash Flows
Six months ended June 30, 2007:
Changes in restricted cash and other investing activities	$(1,416)	$(14,239)	$(15,655)
Net cash used in investing activities	$(48,263)	$(14,239)	$(62,502)
Net increase/(decrease) in cash and cash equivalents	$149	$(14,239)	$(14,090)
Cash and cash equivalents at end of period	$16,839	$(14,239)	$2,600

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere in this amended Quarterly Report. This discussion and analysis gives effect to the restatement as discussed in Note 14 to the accompanying Consolidated Financial Statements. In addition, in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”), the operations of any property sold during the six months ended December 31, 2007 have been reclassified into discontinued operations.

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

Three Months Ended June 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2007 and 2006 ($ in millions):

	Three Months Ended June 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$106.4	$101.1	$5.4	5.3%
Operating expenses:
Rental property and other expenses	38.2	36.2	2.0	5.5
Depreciation and amortization	30.0	28.1	1.9	6.8
General and administrative	10.9	9.0	1.9	21.1
Total operating expenses	79.1	73.3	5.8	7.9
Interest expenses:
Contractual	23.1	24.2	(1.1)	(4.5)
Amortization of deferred financing costs	0.6	0.6	-	-
Financing obligations	1.0	1.4	(0.4)	(28.6)
	24.7	26.2	(1.5)	(5.7)
Other income:
Interest and other income	2.1	1.1	1.0	90.9
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	2.1	0.6	1.5	250.0
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	4.7	2.1	2.6	123.8
Gains on disposition of property, net	2.3	1.0	1.3	130.0
Minority interest	(0.4)	(0.2)	(0.2)	(100.0)
Equity in earnings of unconsolidated affiliates	2.0	1.9	0.1	5.3
Income from continuing operations	8.6	4.8	3.8	79.2
Discontinued operations:
Income from discontinued operations, net of minority interest	0.5	1.2	(0.7)	(58.3)
Gains on sales of discontinued operations, net of minority interest	0.1	0.3	(0.2)	(66.7)
	0.6	1.5	(0.9)	(60.0)
Net income	9.2	6.3	2.9	46.0
Dividends on Preferred Stock	(3.8)	(4.1)	0.3	7.3
Excess of Preferred Stock redemption cost over carrying value	(1.4)	-	(1.4)	(100.0)
Net income available for common stockholders	$4.0	$2.2	$1.8	81.8%

Rental and Other Revenues

Rental and other revenues increased $5.4 million in the second quarter of 2007 compared to 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first six months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $2.0 million in the second quarter of 2007 compared to the second quarter of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the six months ended June 30, 2007 contributed to the increase in the second quarter of 2007.

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

The $1.9 million increase in general and administrative expenses was primarily related to higher salary and fringe benefit costs, including stock-based compensation and employer taxes related to stock options exercised in the second quarter, higher audit fees and higher costs written off in 2007 related to the termination of certain pre-development projects.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $0.6 million and $1.5 million, net of minority interest, as discontinued operations for the three months ended June 30, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial properties and 173 rental residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $0.1 million and $0.3 million, net of minority interest, in the three months ended June 30, 2007 and 2006, respectively.

Preferred Dividends and Excess of Preferred Stock Redemption Costs in Excess of Carrying Value

Preferred dividends and excess of preferred stock redemption costs decreased $0.3 million due to a redemption of $40 million of Preferred Stock in May 2007. In addition, net income available for common stockholders was reduced by $1.4 million representing the excess of the Preferred Stock redemption cost over the net carrying value.

Six Months Ended June 30, 2007 and 2006

The following table sets forth information regarding our unaudited results of operations for the six months ended June 30, 2007 and 2006 ($ in millions):

	Six Months Ended June 30,		2007 to 2006
	2007	2006	$ Change	% of Change
Rental and other revenues	$213.1	$200.3	$12.8	6.4%
Operating expenses:
Rental property and other expenses	76.5	71.5	5.0	7.0
Depreciation and amortization	59.2	55.2	4.0	7.2
General and administrative	21.8	17.8	4.0	22.5
Total operating expenses	157.5	144.5	13.0	9.0
Interest expenses:
Contractual	45.7	48.1	(2.4)	(5.0)
Amortization of deferred financing costs	1.2	1.3	(0.1)	(7.7)
Financing obligations	2.0	2.3	(0.3)	(13.0)
	48.9	51.7	(2.8)	(5.4)
Other income:
Interest and other income	3.6	3.1	0.5	16.1
Loss on debt extinguishments	-	(0.5)	0.5	100.0
	3.6	2.6	1.0	38.5
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	10.3	6.7	3.6	53.7
Gains on disposition of property, net	19.1	5.3	13.8	260.4
Gain from property insurance settlement	4.1	-	4.1	100.0
Minority interest	(3.0)	(0.8)	(2.2)	(275.0)
Equity in earnings of unconsolidated affiliates	11.7	4.0	7.7	192.5
Income from continuing operations	42.2	15.2	27.0	177.6
Discontinued operations:
Income from discontinued operations, net of minority interest	1.2	3.1	(1.9)	(61.3)
Gains on sales of discontinued operations, net of minority interest	18.4	2.1	16.3	776.2
	19.6	5.2	14.4	276.9
Net income	61.8	20.4	41.4	202.9
Dividends on Preferred Stock	(8.0)	(8.8)	0.8	9.1
Excess of Preferred Stock redemption cost over carrying value	(1.4)	(1.8)	0.4	22.2
Net income available for common stockholders	$52.4	$9.8	$42.6	434.7%

Rental and Other Revenues

Rental and other revenues increased $12.8 million in the six months ended June 30, 2007 compared to the comparable period in 2006 primarily from higher average occupancy in 2007 as compared to 2006, the contribution from developed properties placed in service in 2006 and the first six months of 2007 and higher escalation income in 2007 as a result of the increase in operating expenses for the same period.

Rental Property and Other Expenses

Rental and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $5.0 million in the first six months of 2007 compared to the first six months of 2006, primarily as a result of general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes. In addition, rental property and operating expenses of developed properties placed in service in 2006 and the six months ended June 30, 2007 contributed to the increase in the first six months of 2007.

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

The $4.0 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2006 and the six months ended June 30, 2007, and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

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

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $19.6 million and $5.2 million, net of minority interest, as discontinued operations for the six months ended June 30, 2007 and 2006, respectively. These amounts relate to 4.2 million square feet of office and industrial properties and 173 rental residential units sold during 2006 and 2007. These amounts include net gains on the sale of these properties of $18.4 million and $2.1 million, net of minority interest, in the six months ended June 30, 2007 and 2006, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2007 as compared to the first six months of 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006	Change
Cash Provided By Operating Activities	$76,875	$73,045	$3,830
Cash (Used In)/Provided By Investing Activities	(62,502)	96,084	(158,586)
Cash Used In Financing Activities	(28,463)	(165,413)	136,950
Total Cash Flows	$(14,090)	$3,716	$(17,806)

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

The decrease of $158.6 million in cash provided by investing activities in the six months ended June 30, 2007 compared to the same period in 2006 was primarily a result of a $86.2 million decrease in proceeds from dispositions of real estate assets and a $57.9 million increase in additions to real estate assets and deferred leasing costs. In addition, other investing activities resulted in a decrease of $13.5 million due to the cash received from escrow during 2006, which related to a collateral substitution on an existing secured loan and an outflow of cash in 2007 related to proceeds from dispositions which were set aside and designated for potential future tax-deferred real estate transactions. Partly offsetting these decreases was an $11.7 million increase in distributions of capital from unconsolidated affiliates (see Note 2 to the Consolidated Financial Statements) during the first six months of 2007 compared to the first six months of 2006.

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
(11)

In connection with the adoption of FIN 48, on January 1, 2007, we recorded a $1.4 million liability for uncertain tax positions. We believe it is reasonable possible that this liability will be reversed in the third quarter of 2007 due to the expiration of the applicable statute of limitations, and therefore, have not included it in the Contractual Obligations table above. See Note 12 to the Consolidated Financial Statements for further discussion.

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

FFO and FFO per share for the three and six months ended June 30, 2007 and 2006 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$9,289		$6,273		$61,847		$20,419
Dividends to preferred stockholders	(3,846)		(4,113)		(7,959)		(8,837)
Excess of Preferred Stock redemption cost over carrying value	(1,443)		—		(1,443)		(1,803)
Net income available for common stockholders	4,000	$0.07	2,160	$0.04	52,445	$0.92	9,779	$0.18
Add/(Deduct):
Depreciation and amortization of real estate assets	29,426	0.48	27,368	0.45	57,931	0.94	53,668	0.89
(Gains) on disposition of depreciable properties	(1,372)	(0.02)	(1,082)	(0.02)	(2,280)	(0.04)	(2,352)	(0.04)
Minority interest from the Operating Partnership in income from operations	229	—	62	—	2,634	—	457	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,878	0.04	2,678	0.05	5,744	0.09	5,353	0.09
(Gains) on disposition of depreciable properties	—	—	—	—	(7,158)	(0.12)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	513	0.01	1,518	0.03	1,117	0.02	3,132	0.05
(Gains) on disposition of depreciable properties	(103)	—	(313)	(0.01)	(19,846)	(0.32)	(2,207)	(0.04)
Minority interest from the Operating Partnership in income from discontinued operations	49	—	148	—	1,583	—	477	—
Funds from operations	$35,620	$0.58	$32,539	$0.54	$92,170	$1.49	$68,307	$1.13

Weighted average shares outstanding (1)	61,562		60,387		61,709		60,470

______________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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