Form 10-K/A
period 2007-12-31
HIGHWOODS PROPERTIES INC
filed 2008-03-04
CIK 921082

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to our 2007 Annual Report on Form 10-K, initially filed on March 3, 2008, is being filed for the sole purpose of correcting an inadvertent typographical error that resulted in the omission of the appropriate conformed signatures of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm contained in Item 9A, Controls and Procedures, and in the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1.

Except as described above, no other changes are being made to the Annual Report. In order to comply with the technical requirements of the SEC’s rules in connection with the filing of this amended Annual Report, we are including the complete text of Part II, Item 9A, Controls and Procedures. We are also including as exhibits to this amended Annual Report a corrected Consent of Independent Registered Public Accounting Firm (Exhibit 23.1) and updated certifications of our principal executive, financial and accounting officers (Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3).

PART II

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on March 4, 2008.

HIGHWOODS PROPERTIES, INC.
By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer
By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer
By:	/s/ DANIEL L. CLEMMENS
Daniel L. Clemmens
Vice President and Chief Accounting Officer

6