Form 10-Q
period 2008-06-30
HIGHWOODS PROPERTIES INC
filed 2008-08-08
CIK 921082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The Company had 57,632,497 shares of common stock outstanding as of June 30, 2008.

HIGHWOODS PROPERTIES, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)	2
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007	4
Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	6
Notes To Consolidated Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
Disclosure Regarding Forward-Looking Statements	29
Overview	29
Results of Operations	32
Liquidity and Capital Resources	37
Critical Accounting Estimates	42
Funds From Operations	42
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4. CONTROLS AND PROCEDURES	44

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	45
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	45
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45
ITEM 6. EXHIBITS	46

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

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$356,447	$356,600
Buildings and tenant improvements	2,745,462	2,703,983
Development in process	122,381	101,661
Land held for development	98,134	103,365
	3,322,424	3,265,609
Less-accumulated depreciation	(680,310)	(648,142)
Net real estate assets	2,642,114	2,617,467
Real estate and other assets, net, held for sale	13,242	15,150
Cash and cash equivalents	4,033	3,140
Restricted cash	28,941	15,896
Accounts receivable, net of allowance of $919 and $935, respectively	32,121	23,521
Notes receivable, net of allowance of $144 and $68, respectively	3,750	5,226
Accrued straight-line rents receivable, net of allowance of $976 and $440, respectively	78,542	74,427
Investment in unconsolidated affiliates	68,877	58,046
Deferred financing and leasing costs, net of accumulated amortization	73,682	72,128
Prepaid expenses and other assets	43,604	41,954
Total Assets	$2,988,906	$2,926,955

Liabilities, Minority Interest and Stockholders' Equity:
Mortgages and notes payable	$1,732,082	$1,641,987
Accounts payable, accrued expenses and other liabilities	147,287	157,766
Financing obligations	35,145	35,071
Total Liabilities	1,914,514	1,834,824
Commitments and Contingencies (see Note 12)
Minority interest	67,389	70,098
Stockholders' Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8 5/8% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 82,937 shares issued and outstanding at both June 30, 2008 and December 31, 2007	82,937	82,937
8% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding at both June 30, 2008 and December 31, 2007	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
57,632,497 and 57,167,193 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	576	572
Additional paid-in capital	1,456,448	1,448,055
Distributions in excess of net earnings	(584,796)	(561,093)
Accumulated other comprehensive loss	(662)	(938)
Total Stockholders' Equity	1,007,003	1,022,033
Total Liabilities, Minority Interest and Stockholders' Equity	$2,988,906	$2,926,955

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental and other revenues	$115,853	$105,146	$229,947	$210,608

Operating expenses:
Rental property and other expenses	41,572	37,587	80,426	75,227
Depreciation and amortization	31,365	29,756	62,250	58,585
General and administrative	10,766	10,868	20,477	21,779
Total operating expenses	83,703	78,211	163,153	155,591
Interest expenses:
Contractual	23,345	23,097	46,808	45,786
Amortization of deferred financing costs	686	609	1,324	1,175
Financing obligations	764	995	1,504	1,987
	24,795	24,701	49,636	48,948
Other income:
Interest and other income	1,604	2,115	2,406	3,625
	1,604	2,115	2,406	3,625
Income before disposition of property, insurance gain, minority
interest and equity in earnings of unconsolidated affiliates	8,959	4,349	19,564	9,694
Net gains on disposition of property	107	2,341	107	19,084
Gain from property insurance settlement	—	—	—	4,128
Minority interest	(679)	(376)	(1,500)	(2,940)
Equity in earnings of unconsolidated affiliates	1,520	2,006	3,509	11,723
Income from continuing operations	9,907	8,320	21,680	41,689
Discontinued operations:
Income from discontinued operations, net of minority interest	374	873	761	1,800
Net gains on sales of discontinued operations, net of minority interest	4,702	96	8,185	18,358
	5,076	969	8,946	20,158
Net income	14,983	9,289	30,626	61,847
Dividends on preferred stock	(2,838)	(3,846)	(5,676)	(7,959)
Excess of preferred stock redemption cost over carrying value	—	(1,443)	—	(1,443)
Net income available for common stockholders	$12,145	$4,000	$24,950	$52,445

Net income per common share - basic:
Income from continuing operations	$0.12	$0.05	$0.28	$0.57
Income from discontinued operations	0.09	0.02	0.16	0.36
Net income	$0.21	$0.07	$0.44	$0.93
Weighted average common shares outstanding - basic	56,940	56,460	56,833	56,216

Net income per common share - diluted:
Income from continuing operations	$0.12	$0.05	$0.28	$0.57
Income from discontinued operations	0.09	0.02	0.16	0.35
Net income	$0.21	$0.07	$0.44	$0.92
Weighted average common shares outstanding - diluted	61,492	61,562	61,290	61,709
Dividends declared per common share	$0.425	$0.425	$0.850	$0.850

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2008

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accum- ulated Other Compre- hensive Loss	Distri- butions in Excess of Net Earnings	Total
Balance at December 31, 2007	57,167,193	$572	$82,937	$52,500	$1,448,055	$(938)	$(561,093)	$1,022,033
Issuance of Common Stock, net	281,827	3	—	—	6,119	—	—	6,122
Redemption of Common Units to Common Stock	17,500	—	—	—	591	—	—	591
Common Stock dividends	—	—	—	—	—	—	(48,653)	(48,653)
Preferred Stock dividends	—	—	—	—	—	—	(5,676)	(5,676)
Adjustment to minority interest of unitholders in the Operating Partnership	—	—	—	—	(2,256)	—	—	(2,256)
Issuance of restricted stock, net	165,977	—	—	—	—	—	—	—
Amortization of restricted stock and stock options	—	1	—	—	3,939	—	—	3,940
Comprehensive income:
Net income	—	—	—	—	—	—	30,626	30,626
Other comprehensive income/(loss)	—	—	—	—	—	276	—	276
Total comprehensive income								30,902
Balance at June 30, 2008	57,632,497	$576	$82,937	$52,500	$1,456,448	$(662)	$(584,796)	$1,007,003

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$30,626	$61,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54,878	52,984
Amortization of lease commissions	7,605	7,309
Amortization of lease incentives	486	500
Amortization of restricted stock and stock options	3,940	2,623
Amortization of deferred financing costs	1,324	1,175
Amortization of accumulated other comprehensive loss	126	285
Net gains on disposition of property	(8,860)	(38,930)
Gain from property insurance settlement	—	(4,128)
Minority interest	2,121	4,565
Equity in earnings of unconsolidated affiliates	(3,509)	(11,723)
Change in financing obligations	74	153
Distributions of earnings from unconsolidated affiliates	3,461	3,841
Changes in operating assets and liabilities:
Accounts receivable	3,282	(631)
Prepaid expenses and other assets	(2,575)	(1,471)
Accrued straight-line rents receivable	(4,298)	(2,461)
Accounts payable, accrued expenses and other liabilities	(5,438)	937
Net cash provided by operating activities	83,243	76,875
Investing activities:
Additions to real estate assets and deferred leasing costs	(114,376)	(136,921)
Proceeds from disposition of real estate assets	29,452	73,903
Proceeds from property insurance settlement	—	4,940
Distributions of capital from unconsolidated affiliates	1,499	13,396
Net repayments in notes receivable	1,476	2,551
Contributions to unconsolidated affiliates	(12,341)	(4,716)
Changes in restricted cash and other investing activities	(22,589)	(15,655)
Net cash used in investing activities	(116,879)	(62,502)
Financing activities:
Distributions paid on Common Stock and Common Units	(52,009)	(51,700)
Redemption of Preferred Stock	—	(40,000)
Dividends paid on Preferred Stock	(5,676)	(7,959)
Distributions to minority partner in consolidated affiliate	(471)	(1,775)
Net proceeds from the sale of Common Stock	6,122	6,214
Repurchase of Common Units	(3,293)	(27,402)
Borrowings on revolving credit facility	242,550	232,500
Repayments of revolving credit facility	(212,350)	(458,000)
Borrowings on mortgages and notes payable	164,995	402,585
Repayments of mortgages and notes payable	(105,161)	(84,679)
Contributions from minority interest partner	625	5,068
Additions to deferred financing costs	(803)	(3,315)
Net cash provided by/(used in) financing activities	34,529	(28,463)
Net increase/(decrease) in cash and cash equivalents	893	(14,090)
Cash and cash equivalents at beginning of the period	3,140	16,690
Cash and cash equivalents at end of the period	$4,033	$2,600

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2008	2007
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $800 and $1,175 for 2008 and 2007, respectively)	$50,459	$41,062

Supplemental disclosure of non-cash investing and financing activities:

The following table summarizes the net asset acquisitions and dispositions subject to mortgage notes payable and other non-cash transactions. There were no non-cash investing and financing activities during the six months ended June 30, 2007.

	Six Months Ended June 30,
	2008	2007
Assets:
Prepaid expenses and other assets	$292	$—
	$292	$—

Liabilities:
Accounts payable, accrued expenses and other liabilities	$142	$—
	$142	$—

Minority Interest and Stockholders’ Equity	$150	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). At June 30, 2008, the Company and/or the Operating Partnership wholly owned: 312 in-service office, industrial and retail properties; 96 rental residential units; 610 acres of undeveloped land suitable for future development, of which 475 acres are considered core holdings; and an additional 10 properties under development.

At June 30, 2008, the Company owned all of the preferred partnership interests (“Preferred Units”) and 93.6% of the common partnership interests ("Common Units") in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2008, the Company redeemed 106,613 Common Units for $3.3 million in cash and redeemed 17,500 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 93.3% at December 31, 2007 to 93.6% at June 30, 2008. Preferred Units in the Operating Partnership were issued to the Company in connection with the Company’s Preferred Stock offerings in 1997 and 1998 (the “Preferred Stock”). The net proceeds raised from each of the Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for the Preferred Units. The terms of each series of Preferred Units parallel the terms of the respective Preferred Stock as to dividends, liquidation and redemption rights.

Basis of Presentation

Our Consolidated Financial Statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). As more fully described in Notes 4 and 10, as required by Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Consolidated Balance Sheet at December 31, 2007 was revised from previously reported amounts to reflect in real estate and other assets held for sale those properties held for sale at June 30, 2008. The Consolidated Statements of Income for the three and six months ended June 30, 2007 were also revised from previously reported amounts to reflect in discontinued operations the operations of any property sold or held for sale in the first six months of 2008.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The unaudited interim financial statements and accompanying unaudited financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have condensed or omitted certain notes and other information from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with our 2007 Annual Report on Form 10-K.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Minority Interest

Minority interest in the accompanying Consolidated Financial Statements relates primarily to the ownership by various individuals and entities other than the Company of Common Units in the Operating Partnership. In addition, minority interest is also recorded for the 50.0% interest in a consolidated affiliate, Highwoods-Markel Associates, LLC (“Markel”), the equity interest owned by a third party in a consolidated venture formed during 2006 with Real Estate Exchange Services (“REES”), and the 7% equity interest owned by a third party in Plaza Residential, LLC, a consolidated joint venture formed in February 2007 related to a residential condominium project, as described below. As of June 30, 2008, minority interest in the Operating Partnership consisted of approximately 3.9 million Common Units, which had an aggregate market value of $123.6 million based on the $31.42 per share closing price of the Common Stock as of such date. Minority interest in the net income of the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense (or income) recorded for the period. In addition, when a minority unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the net assets (at book value) of the Operating Partnership and compares this amount to the minority interest balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest liability to the computed share of net assets with an offsetting adjustment to the Company’s paid in capital.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. The estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the minority interest holder.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In the first quarter of 2007, our taxable REIT subsidiary formed Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 residential condominiums being constructed above an office tower being developed by us in Raleigh, NC. Dominion has a 7% equity interest in the joint venture, will perform development services for the joint venture for a market development fee and guarantees 40.0% of the construction financing. Dominion will also receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We are consolidating this majority owned joint venture and intercompany transactions have been eliminated in the Consolidated Financial Statements. At June 30, 2008, binding sale contracts had been executed for all of the residential condominiums. $4.1 million of deposits related to these contracts (non-refundable unless the joint venture defaults on its obligation to deliver the units) had been received and are reflected in restricted cash with a corresponding amount in other liabilities. We will account for the sale of the residential condominiums in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”) and will record the sales when the related closings take place.

Following is minority interest as reflected in our Consolidated Statements of Income and Consolidated Balance Sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Amount shown as minority interest in continuing operations (1)	$(679)	$(376)	$(1,500)	$(2,940)
Amount related to income from discontinued operations	(26)	(63)	(53)	(137)
Amount related to gains on sales of discontinued operations	(325)	(7)	(568)	(1,488)
Total minority interest in net income	$(1,030)	$(446)	$(2,121)	$(4,565)

(1)

Minority interest related to the consolidated entities other than the Operating Partnership amounted to $0.2 million for each of the three months ended June 30, 2008 and 2007 and $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2008 and 2007.

	June 30, 2008	December 31, 2007
Minority interest in the Operating Partnership	$60,042	$63,294
Minority interest in Markel	3,989	3,446
Minority interest in REES	2,561	2,561
Minority interest in Plaza Residential	797	797
Total minority interest	$67,389	$70,098

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 removes the requirement of SFAS No. 142, “Goodwill and Other Intangible Assets,” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 becomes effective for us on January 1, 2009. We are currently evaluating the impact FSP FAS 142-3 will have on our financial condition and results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 becomes effective for us on January 1, 2009. We are currently evaluating the impact FSP EITF 03-6-1 will have on our financial condition and results of operations.

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

During the third quarter of 2006, three of our joint ventures made distributions aggregating $17.0 million as a result of a refinancing of debt related to various properties held by the joint ventures. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. The new debt is non-recourse; however, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, which are included in the Guarantees and Other Obligations table in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. Therefore, in accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” we recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $11.1 million in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet at June 30, 2008.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS IN UNCONSOLIDATED AND OTHER AFFILIATES - Continued

Investments in unconsolidated affiliates as of June 30, 2008 and combined summarized income statements for our unconsolidated joint ventures for the three and six months ended June 30, 2008 and 2007 were as follows:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
4600 Madison Associates, LLC	Kansas City, MO	12.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LP	Des Moines, IA	50.00%
Dallas County Partners II, LP	Des Moines, IA	50.00%
Dallas County Partners III, LP	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LP	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LP	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LP	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income Statements:
Revenues	$41,199	$35,140	$79,728	$73,157
Expenses:
Operating expenses	20,032	14,993	38,463	30,156
Depreciation and amortization	9,170	7,528	16,628	14,781
Interest expense and loan cost amortization	9,205	8,358	17,692	16,990
Total expenses	38,407	30,879	72,783	61,927
Income before disposition of property	2,792	4,261	6,945	11,230
Gains on disposition of property	—	—	—	20,621
Net income	$2,792	$4,261	$6,945	$31,851
Our share of:
Net income (1)	$1,520	$2,006	$3,509	$11,723
Depreciation and amortization (real estate related)	$3,395	$2,878	$6,330	$5,744
Interest expense and loan cost amortization	$3,691	$3,558	$7,220	$7,219
Gains on disposition of property	$—	$—	$—	$7,158

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

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

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25.00% ownership interest. Upon formation of this joint venture, we contributed $0.8 million of cash. On April 3, 2008, Highwoods DLF Forum, LLC acquired The Forum, which is a 635,000 square foot office park in Raleigh, North Carolina, for approximately $113 million. We contributed an additional $11.5 million to Highwoods DLF Forum, LLC and, simultaneously with the acquisition of The Forum, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS

Dispositions

Gains from dispositions not classified as discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gains on disposition of land	$89	$969	$89	$16,804
Gains on disposition of depreciable properties	18	1,372	18	2,280
Total	$107	$2,341	$107	$19,084

Net gains on sales of discontinued operations, net of minority interest, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gains on disposition of depreciable properties	$5,027	$103	$8,753	$19,846
Allocable minority interest	(325)	(7)	(568)	(1,488)
Total	$4,702	$96	$8,185	$18,358

See Note 10 for information on discontinued operations.

The above gains on land and depreciable properties include deferred gain recognition from prior sales.

Development

We currently have a number of properties and projects under development. The aggregate incurred cost of our development activity through June 30, 2008 is $122 million and is shown as Development in Process in the Consolidated Balance Sheet. In addition to these properties under development, other development properties have been completed during 2007 and the first six months of 2008 and their costs have been transferred from Development in Process to Land, to Buildings and Improvements and related asset accounts in the Consolidated Balance Sheet; not all of such properties have yet achieved estimated projected 95% stabilized occupancy as of June 30, 2008.

Impairments of Long-Lived Assets

SFAS No. 144 requires that a long-lived asset classified as held for sale be measured at the lower of the carrying value or fair value less cost to sell. During the six months ended June 30, 2008 and 2007, there were no properties held for sale which had a carrying value that was greater than fair value less cost to sell; therefore, no impairment loss was recognized in the Consolidated Statements of Income for the six months ended June 30, 2008 and 2007.

SFAS No. 144 also requires that if indicators of impairment exist, the carrying value of a long-lived asset classified as held for use be compared to the sum of its estimated undiscounted future cash flows. If the carrying value is greater than the sum of its undiscounted future cash flows, an impairment loss should be recognized for the excess of the carrying amount of the asset over its estimated fair value. In each of the six months ended June 30, 2008 and 2007, no indicators of impairment existed for assets held for use. Therefore, no impairment losses were recorded in the six months ended June 30, 2008 and 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS

Our consolidated mortgages and notes payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Secured mortgage loans	$687,644	$665,311
Unsecured loans	1,044,438	976,676
Total	$1,732,082	$1,641,987

As of June 30, 2008, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion.

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The revolving credit facility had $190 million of availability at June 30, 2008.

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

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. In October 2007, REES paid off one of the original secured construction loans, which had accounted for $4.4 million of the original $24.7 million. At June 30, 2008, $27.9 million was outstanding under these two remaining loans.

On December 20, 2007, we closed a $70 million secured revolving construction facility. The loan matures on December 20, 2010. The interest rate is based on LIBOR plus 85 basis points. At June 30, 2008, there was $4.7 million outstanding on this secured credit facility.

In December 2007, Plaza Residential, LLC, a consolidated joint venture (see Note 1), obtained a two-year, $34.1 million secured construction loan with interest at 140 basis points over LIBOR. At June 30, 2008, there was $14.5 million outstanding on this loan.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES, NOTES PAYABLE AND FINANCING OBLIGATIONS - Continued

Financing Obligations

Our financing obligations consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
SF-HIW Harborview, LP financing obligation (1)	$16,620	$16,566
Tax increment financing obligation (2)	17,395	17,395
Capitalized ground lease obligation (3)	1,130	1,110
Total	$35,145	$35,071

(1)	See Note 3 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for further discussion of this financing obligation. See Note 9 for Fair Value Measurement disclosure.
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

Compensation Programs

During the six months ended June 30, 2008, we granted under our Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”) 0.3 million stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $3.18. We also granted 0.09 million shares of time-based restricted stock and 0.07 million shares of performance-based and total return-based restricted stock with a weighted-average grant date fair value per share of $30.09 and $30.18, respectively. Shares of total return-based restricted stock issued in 2008 will generally vest only to the extent our absolute total return for the three-year period ended December 31, 2010 is at least 22% or if our total return exceeds 100% of the peer group index. See Note 6 to the Consolidated Financial Statements and Item 11, Executive Compensation, included or incorporated by reference in our 2007 Annual Report on Form 10-K for additional information regarding our equity incentive and other compensation plans.

During the six months ended June 30, 2008 and 2007, we recognized approximately $3.9 million and $2.7 million, respectively, of stock-based compensation expense. As of June 30, 2008, there was $12.4 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.4 years.

7.	DERIVATIVE FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS HELD FOR SALE

Accumulated Other Comprehensive Loss (“AOCL”) at June 30, 2008 was $0.7 million and consisted of deferred gains and losses from past cash flow hedging instruments, deferred losses on current cash flow hedges and the mark to market adjustment for bonds that are classified as held for sale.

The amount of deferred gains and losses from past cash flow hedging instruments which are being recognized as interest expense over the terms of the related debt aggregated $0.8 million (see Note 8). We expect that the portion of the cumulative loss recorded in AOCL at June 30, 2008 associated with these derivative instruments, which will be recognized as interest expense within the next 12 months, will be approximately $0.09 million.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility and other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 3.26% for $30 million of borrowings and 3.24% for $20 million of borrowings. In April 2008, we entered into an additional floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate under which interest on such borrowings is based at 2.52%. These swaps were designated as hedges under SFAS No. 133. Accordingly, the swaps are being accounted for as cash flow hedges. We expect that the portion of the cumulative loss or gain recorded in AOCL at June 30, 2008 associated with these derivative instruments, which will be recognized within the next 12 months, will be $0.1 million and $0.6 million, respectively. See Note 9 for Fair Value Measurement disclosure.

We currently have an investment in bonds that were issued by a municipal authority in connection with tax increment financing (see Note 5). These bonds are currently being held for sale and thus are being recorded at fair value with the offset recorded in AOCL. The amount of unrealized loss at June 30, 2008 was $0.4 million. See Note 9 for Fair Value Measurement disclosure.

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

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$14,983	$9,289	$30,626	$61,847
Other comprehensive income:
Unrealized gain/(loss) on available for sale securities	187	—	(374)	—
Net gains on cash-flow hedges	933	—	524	—
Amortization of hedging gains and losses included in other comprehensive income	46	143	126	285
Total other comprehensive income	1,166	143	276	285
Total comprehensive income	$16,149	$9,432	$30,902	$62,132

9.	FAIR VALUE MEASUREMENTS

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are bonds that are not routinely traded but whose fair value is determined using an estimate of projected redemption value predicated upon quoted bid/ask prices for similar unrated bonds. Our Level 2 liabilities are interest rate swaps whose fair value is determined using a price model predicated upon observable market inputs.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	FAIR VALUE MEASUREMENTS - Continued

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Our Level 3 liabilities consist of the right of our joint venture partner in SF-HIW Harborview Plaza, LP to put its 80% equity interest in SF-HIW Harborview Plaza, LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets and liabilities and operations related to Harborview Plaza, the property owned by SF-HIW Harborview Plaza, LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each annual reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option. Due to the lack of observable market quotes for the put option, we utilize a valuation model predicated upon capitalization rates and discounted cash flows, which take into account estimates such as future lease rollovers, lease up activity and future expenditures, to calculate the estimated fair value of the put option. The estimated fair value of the put option was $15.7 million and $15.6 million at June 30, 2008 and December 31, 2007, respectively. This amount is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the valuation allowance account was $0.9 million and $1.0 million at June 30, 2008 and December 31, 2007, respectively. The amount amortized into interest expense from the valuation allowance was $0.07 million during the six months ended June 30, 2008. For more information regarding this joint venture, see Note 3 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

The following table sets forth the financial assets and liabilities as of June 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (1)	$7,224	$7,224	$—	$—
Taxable bonds	20,541	—	20,541	—
Interest rate swaps	665	—	665	—
Total Assets	$28,430	$7,224	$21,206	$—

Liabilities
Interest rate swaps	$141	$—	$141	$—
Deferred compensation	7,224	7,224	—	—
Harborview financing obligation	15,743	—	—	15,743
Harborview valuation allowance	877	—	—	877
Total Liabilities	$23,985	$7,224	$141	$16,620

(1)	The marketable securities are held through our officer deferred compensation plans.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	DISCONTINUED OPERATIONS

As part of our business strategy, we from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 1.5 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the six months ended June 30, 2008 and a 0.3 million square foot industrial property held for sale at June 30, 2008. These long-lived assets relate to disposal activities that were initiated subsequent to the effective date of SFAS No. 144, or that met certain stipulations prescribed by SFAS No. 144. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental and other revenues	$674	$3,340	$1,866	$6,862
Operating expenses:
Rental property and other expenses	266	1,617	822	3,236
Depreciation and amortization	9	791	233	1,708
Total operating expenses	275	2,408	1,055	4,944
Other income	1	4	3	19
Income before minority interest and gains on sales of discontinued operations	400	936	814	1,937
Minority interest in discontinued operations	(26)	(63)	(53)	(137)
Income from discontinued operations, net of minority interest	374	873	761	1,800
Gains on sales of discontinued operations	5,027	103	8,753	19,846
Minority interest in discontinued operations	(325)	(7)	(568)	(1,488)
Gains on sales of discontinued operations, net of minority interest	4,702	96	8,185	18,358
Total discontinued operations	$5,076	$969	$8,946	$20,158

The net book value of properties classified as discontinued operations that were sold during 2007 and the six months ended June 30, 2008 and held for sale at June 30, 2008 aggregated $97.2 million.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	DISCONTINUED OPERATIONS - Continued

The following table includes the major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Land	$1,241	$1,241
Land held for development	8,547	10,404
Buildings and tenant improvements	4,979	5,006
Accumulated depreciation	(1,647)	(1,623)
Net real estate assets	13,120	15,028
Deferred leasing costs, net	64	59
Accrued straight line rents receivable	3	1
Prepaid expenses and other	55	62
Total assets	$13,242	$15,150
Tenant security deposits, deferred rents and accrued costs (1)	$129	$100

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic income per share:
Numerator:
Income from continuing operations	$9,907	$8,320	$21,680	$41,689
Preferred Stock dividends	(2,838)	(3,846)	(5,676)	(7,959)
Excess of Preferred Stock redemption costs over carrying value	—	(1,443)	—	(1,443)
Income from continuing operations available for common stockholders	7,069	3,031	16,004	32,287
Income from discontinued operations	5,076	969	8,946	20,158
Net income available for common stockholders	$12,145	$4,000	$24,950	$52,445
Denominator:
Denominator for basic earnings per share – weighted average shares (1)	56,940	56,460	56,833	56,216
Basic earnings per share:
Income from continuing operations	$0.12	$0.05	$0.28	$0.57
Income from discontinued operations	0.09	0.02	0.16	0.36
Net income	$0.21	$0.07	$0.44	$0.93
Diluted income per share:
Numerator:
Income from continuing operations	$9,907	$8,320	$21,680	$41,689
Preferred Stock dividends	(2,838)	(3,846)	(5,676)	(7,959)
Excess of Preferred Stock redemption costs over carrying value	—	(1,443)	—	(1,443)
Minority interest in the Operating Partnership	488	208	1,111	2,592
Income from continuing operations available for common stockholders	7,557	3,239	17,115	34,879
Income from discontinued operations	5,076	969	8,946	20,158
Minority interest in the Operating Partnership in discontinued operations	351	70	621	1,625
Income from discontinued operations	5,427	1,039	9,567	21,783
Net income available for common stockholders	$12,984	$4,278	$26,682	$56,662
Denominator:
Denominator for basic earnings per share – adjusted weighted average shares (1)	56,940	56,460	56,833	56,216
Add:
Employee and director stock options and warrants	420	722	331	883
Common Units	3,946	4,104	3,957	4,322
Unvested restricted stock	186	276	169	288
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (2)	61,492	61,562	61,290	61,709
Diluted earnings per share:
Income from continuing operations	$0.12	$0.05	$0.28	$0.57
Income from discontinued operations	0.09	0.02	0.16	0.35
Net income	$0.21	$0.07	$0.44	$0.92

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	EARNINGS PER SHARE - Continued
(1)	Weighted average shares exclude shares of unvested restricted stock pursuant to SFAS No. 128, “Earnings per Share.”
(2)

Options and warrants aggregating approximately 0.2 million and 0.1 million shares were outstanding during the three months ended June 30, 2008 and 2007, respectively, and 0.4 million and 0.1 million shares were outstanding during the six months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

12.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

We maintain cash and cash equivalent investments and restricted cash at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Land Leases

Certain properties in our wholly owned portfolio are subject to land leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Land leases subject to increases under a pre-determined schedule are accounted for under the straight-line method. Total expense recorded for land leases was $0.7 million for each of the six months ended June 30, 2008 and 2007.

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

Guarantees and Other Obligations

For information regarding guarantees and other obligations as of December 31, 2007, see Note 15 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. There were no material changes to this information in the six months ended June 30, 2008.

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

Other than the liability for an uncertain tax position and related accrued interest under FIN 48 discussed below, no provision has been made pursuant to SFAS No. 109 for federal and state income taxes during the six months ended June 30, 2008 and 2007 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. The taxable REIT subsidiary has operated at a cumulative taxable loss through June 30, 2008 of approximately $9.4 million and has paid no income taxes since its formation. In addition to the $3.6 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax assets of approximately $1.2 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $4.8 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

We adopted FIN 48, on January 1, 2007 and recorded a $1.4 million liability, which included $0.2 million of accrued interest, for an uncertain tax position, with the related expense reflected as a reduction to the beginning balance of distributions in excess of net earnings. This liability was included in accounts payable, accrued expenses and other liabilities. During the third quarter of 2007, the liability for the uncertain tax position was released, and income recognized, upon the expiration of the applicable statute of limitations. In addition, the liability of $0.05 million of interest that was accrued in 2007 relating to this liability was also released. We continue to examine our tax positions and do not believe we have any uncertain tax positions that would result in a FIN 48 reserve as of June 30, 2008.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. Further, all operations are within the United States and, at June 30, 2008, no tenant of the Wholly Owned Properties comprised more than 7.5% of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental and Other Revenues: (1) (2)
Office:
Atlanta, GA	$11,673	$10,560	$23,199	$20,947
Greenville, SC	3,527	3,403	6,743	6,500
Kansas City, MO	3,841	3,534	7,566	6,883
Memphis, TN	6,334	6,214	12,499	12,000
Nashville, TN	16,095	13,612	31,673	26,238
Orlando, FL	2,245	1,584	4,178	3,181
Piedmont Triad, NC	6,489	6,439	12,870	13,134
Raleigh, NC	17,302	15,215	35,823	31,012
Richmond, VA	12,575	11,198	24,042	21,869
Tampa, FL	16,832	14,988	32,666	30,343
Other	528	486	1,035	1,424
Total Office Segment	97,441	87,233	192,294	173,531
Industrial:
Atlanta, GA	3,805	3,986	7,928	7,789
Kansas City, MO	5	5	10	10
Piedmont Triad, NC	3,567	3,195	7,307	6,708
Total Industrial Segment	7,377	7,186	15,245	14,507
Retail:
Kansas City, MO	10,477	10,307	21,349	21,733
Piedmont Triad, NC	260	132	455	257
Total Retail Segment	10,737	10,439	21,804	21,990
Residential:
Kansas City, MO	298	288	604	580
Total Residential Segment	298	288	604	580
Total Rental and Other Revenues	$115,853	$105,146	$229,947	$210,608

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	SEGMENT INFORMATION - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Operating Income: (1) (2)
Office:
Atlanta, GA	$7,461	$6,855	$15,022	$13,563
Greenville, SC	2,166	2,155	4,111	3,950
Kansas City, MO	2,200	1,959	4,139	3,670
Memphis, TN	3,817	3,503	7,470	7,013
Nashville, TN	10,514	8,878	21,140	17,046
Orlando, FL	1,307	896	2,420	1,872
Piedmont Triad, NC	4,041	3,846	8,065	7,961
Raleigh, NC	11,416	10,019	24,318	20,487
Richmond, VA	8,255	7,709	16,272	15,112
Tampa, FL	10,291	8,882	19,970	18,283
Other	125	441	456	513
Total Office Segment	61,593	55,143	123,383	109,470
Industrial:
Atlanta, GA	2,771	3,015	5,900	5,988
Kansas City, MO	2	2	4	4
Piedmont Triad, NC	2,781	2,450	5,737	5,204
Total Industrial Segment	5,554	5,467	11,641	11,196
Retail:
Kansas City, MO	6,773	6,760	13,818	14,302
Piedmont Triad, NC	223	99	374	195
Raleigh, NC	(24)	(22)	(47)	(38)
Total Retail Segment	6,972	6,837	14,145	14,459
Residential:
Kansas City, MO	162	112	352	256
Total Residential Segment	162	112	352	256
Total Net Operating Income	74,281	67,559	149,521	135,381
Reconciliation to income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(31,365)	(29,756)	(62,250)	(58,585)
General and administrative expense	(10,766)	(10,868)	(20,477)	(21,779)
Interest expenses	(24,795)	(24,701)	(49,636)	(48,948)
Interest and other income	1,604	2,115	2,406	3,625
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$8,959	$4,349	$19,564	$9,694

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. As of June 30, 2008, we owned or had an interest in 384 in-service office, industrial and retail properties, encompassing approximately 35.0 million square feet, which includes four in-service office, industrial and retail development properties that had not yet reached 95% stabilized occupancy aggregating approximately 0.8 million square feet, and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

Results of Operations

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results.

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

We also may sell additional Common Stock or Preferred Stock or issue Common Units to fund additional growth or to reduce our debt. In addition, we may from time to time use available funds to redeem or repurchase Common Units and Preferred Stock for cash. In the future, we may from time to time retire some or all of our remaining outstanding Preferred Stock through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

RESULTS OF OPERATIONS

In accordance with SFAS No. 144 and as described in Note 10 to the Consolidated Financial Statements, we reclassified the operations and/or gain/(loss) from disposal of certain properties to discontinued operations for all periods presented if the operations and cash flows have been or will be eliminated from our ongoing operations and we will not have any significant continuing involvement in the operations after the disposal transaction and the properties were either sold during 2007 and the first six months of 2008 or were held for sale at June 30, 2008. There were no properties sold during 2007 and the first six months of 2008 that did not meet the conditions as stipulated by SFAS No. 144.

Three Months Ended June 30, 2008 and 2007

The following table sets forth information regarding our unaudited results of operations for the three months ended June 30, 2008 and 2007 ($ in millions):

	Three Months Ended June 30,		2008 to 2007
	2008	2007	$ Change	% of Change
Rental and other revenues	$115.9	$105.1	$10.8	10.3%
Operating expenses:
Rental property and other expenses	41.6	37.6	4.0	10.6
Depreciation and amortization	31.3	29.7	1.6	5.4
General and administrative	10.8	10.9	(0.1)	(0.9)
Total operating expenses	83.7	78.2	5.5	7.0
Interest expenses:
Contractual	23.3	23.1	0.2	0.9
Amortization of deferred financing costs	0.7	0.6	0.1	16.7
Financing obligations	0.8	1.0	(0.2)	(20.0)
	24.8	24.7	0.1	0.4
Other income:
Interest and other income	1.6	2.1	(0.5)	(23.8)
	1.6	2.1	(0.5)	(23.8)
Income before disposition of property, minority interest and equity in earnings of unconsolidated affiliates	9.0	4.3	4.7	109.3
Net gains on disposition of property	0.1	2.3	(2.2)	(95.7)
Minority interest	(0.7)	(0.3)	(0.4)	(133.3)
Equity in earnings of unconsolidated affiliates	1.5	2.0	(0.5)	(25.0)
Income from continuing operations	9.9	8.3	1.6	19.3
Discontinued operations:
Income from discontinued operations, net of minority interest	0.3	0.8	(0.5)	(62.5)
Net gains on sales of discontinued operations, net of minority interest	4.7	0.1	4.6	4,600.0
	5.0	0.9	4.1	455.6
Net income	14.9	9.2	5.7	62.0
Dividends on preferred stock	(2.8)	(3.8)	1.0	26.3
Excess of preferred stock redemption cost over carrying value	—	(1.4)	1.4	100.0
Net income available for common stockholders	$12.1	$4.0	$8.1	202.5%

Rental and Other Revenues

Rental and other revenues increased $10.8 million in the second quarter of 2008 compared to 2007 primarily as a result of the contribution from developed properties placed in service in 2007 and the first six months of 2008 and higher same property average occupancy in certain locations in 2008 as compared to 2007.

Operating Expenses

Rental property and other expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $4.0 million in the second quarter of 2008 compared to the second quarter of 2007, primarily as a result of the additional operating expenses of developed properties placed in service in 2007 and the six months ended June 30, 2008 and general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes.

Rental and other revenues less rental property and other expenses increased in 2008 compared to 2007. This is primarily the result of higher revenues and higher average occupancy. In addition, we are benefiting from the lower operating costs associated with a younger and higher quality portfolio.

The $1.6 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2007 and the six months ended June 30, 2008 and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $0.1 million decrease in general and administrative expenses is primarily related to lower external audit fees and a decrease in the adjustment related to our deferred compensation liability offset by higher costs written off related to the termination of certain pre-development projects and higher compensation related costs.

Interest Expenses

The $0.2 million increase in contractual interest expense is primarily the net result of an increase in average borrowings in 2008 compared to 2007 and a decrease in weighted average interest rates on outstanding debt for the second quarter of 2008 compared to the second quarter of 2007. In addition, capitalized interest in 2008 was approximately $0.2 million lower compared to 2007.

Interest and Other Income

The $0.5 million decrease in interest and other income is primarily related to a decrease in income from 2007 to 2008 related to our investments in marketable securities which we use to pay benefits under our deferred compensation plan.

Gains on Disposition of Property; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations was $0.1 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

The increase in minority interest expense of $0.4 million was primarily due to a corresponding increase in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions.

Equity in earnings of unconsolidated affiliates decreased $0.5 million in second quarter of 2008 compared to the second quarter of 2007 primarily as a result of the impact of declines in same property average occupancy at certain properties held by our joint ventures and increased depreciation expense related to properties acquired by our joint ventures during 2007 and the six months ended June 30, 2008.

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $5.0 million and $0.9 million, net of minority interest, as discontinued operations for the three months ended June 30, 2008 and 2007, respectively. These amounts relate to 1.5 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the six months ended June 30, 2008 and a 0.3 million square foot industrial property held for sale at June 30, 2008. These amounts include net gains on the sale of these properties of $4.7 million and $0.1 million, net of minority interest, in the three months ended June 30, 2008 and 2007, respectively.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption Cost Over Carrying Value

Preferred stock dividends decreased $1.0 million due to the retirement of $62 million of preferred stock in 2007. In addition, net income available for common stockholders was reduced by $1.4 million in the three months ended June 30, 2007 related to the excess of redemption cost over the net carrying value.

Six Months Ended June 30, 2008 and 2007

The following table sets forth information regarding our unaudited results of operations for the six months ended June 30, 2008 and 2007 ($ in millions):

	Six Months Ended June 30,		2008 to 2007
	2008	2007	$ Change	% of Change
Rental and other revenues	$229.9	$210.6	$19.3	9.2%
Operating expenses:
Rental property and other expenses	80.4	75.2	5.2	6.9
Depreciation and amortization	62.2	58.6	3.6	6.1
General and administrative	20.5	21.8	(1.3)	(6.0)
Total operating expenses	163.1	155.6	7.5	4.8
Interest expenses:
Contractual	46.8	45.8	1.0	2.2
Amortization of deferred financing costs	1.3	1.1	0.2	18.2
Financing obligations	1.5	2.0	(0.5)	(25.0)
	49.6	48.9	0.7	1.4
Other income:
Interest and other income	2.4	3.6	(1.2)	(33.3)
	2.4	3.6	(1.2)	(33.3)
Income before disposition of property, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	19.6	9.7	9.9	102.1
Net gains on disposition of property	0.1	19.1	(19.0)	(99.5)
Gain from property insurance settlement	—	4.1	(4.1)	(100.0)
Minority interest	(1.5)	(2.9)	1.4	48.3
Equity in earnings of unconsolidated affiliates	3.5	11.7	(8.2)	(70.1)
Income from continuing operations	21.7	41.7	(20.0)	(48.0)
Discontinued operations:
Income from discontinued operations, net of minority interest	0.8	1.8	(1.0)	(55.6)
Net gains on sales of discontinued operations, net of minority interest	8.1	18.3	(10.2)	(55.7)
	8.9	20.1	(11.2)	(55.7)
Net income	30.6	61.8	(31.2)	(50.5)
Dividends on preferred stock	(5.7)	(8.0)	2.3	28.8
Excess of preferred stock redemption cost over carrying value	—	(1.4)	1.4	100.0
Net income available for common stockholders	$24.9	$52.4	$(27.5)	(52.5)%

Rental and Other Revenues

Rental and other revenues increased $19.3 million in the first six months of 2008 compared to 2007 primarily as a result of the contribution from developed properties placed in service in 2007 and the first six months of 2008 and higher same property average occupancy in certain locations in 2008 as compared to 2007.

Operating Expenses

Rental property and other operating expenses from continuing operations (real estate taxes, utilities, insurance, repairs and maintenance and other property-related expenses) increased $5.2 million in the first six months of 2008 compared to the first six months of 2007, primarily as a result of the additional operating expenses of developed properties placed in service in 2007 and the six months ended June 30, 2008 and general inflationary increases in certain operating expenses, such as utility costs, insurance costs and real estate taxes.

Rental and other revenues less rental property and other operating expenses increased in 2008 compared to 2007. This is primarily the result of higher revenues and higher average occupancy. In addition, we are benefiting from the lower operating costs associated with a younger and higher quality portfolio.

The $3.6 million increase in depreciation and amortization is primarily a result of the contribution from development properties placed in service in 2007 and the six months ended June 30, 2008 and an increase in building improvements, tenant improvements and deferred leasing costs related to those buildings placed in service.

The $1.3 million decrease in general and administrative expenses is primarily related to lower external legal and audit fees, lower condominium marketing costs and a decrease in the adjustment related to our deferred compensation liability. These decreases are partially offset by higher costs written off related to the termination of certain pre-development projects and higher compensation related costs.

Interest Expenses

The $1.0 million increase in contractual interest expense is primarily the net result of an increase in average borrowings in 2008 compared to 2007 and a decrease in weighted average interest rates on outstanding debt for the first half of 2008 compared to the first half of 2007. In addition, capitalized interest in 2008 was approximately $0.3 million higher compared to 2007.

Interest and Other Income

The $1.2 million decrease in interest and other income is primarily related to a decrease in income from 2007 to 2008 related to our investments in marketable securities which we use to pay benefits under our deferred compensation plan.

Gains on Disposition of Property; Gain from Property Insurance Settlement; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations was $0.1 million and $19.1 million for the six months ended June 30, 2008 and 2007, respectively. Gains are dependent on the specific assets sold, their historical cost basis and other factors, and can vary significantly from period to period. See Note 4 to the Consolidated Financial Statements for further discussion.

In the first six months of 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

The decrease in minority interest expense of $1.4 million was primarily due to a corresponding decrease in the Operating Partnership’s income from continuing operations, after Preferred Unit distributions.

Equity in earnings of unconsolidated affiliates decreased $8.2 million from 2007. The decrease primarily resulted from the following transactions. In 2007, the Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in approximately $5.0 million in equity in earnings of unconsolidated affiliates. Five properties owned by our DLF I joint venture (“DLF I”) were sold and the joint venture recognized a gain of approximately $9.3 million, resulting in approximately $2.1 million in equity in earnings of unconsolidated affiliates in 2007. Additionally, in 2007, DLF I received a lease termination, of which the net effect was $2.7 million and resulted in approximately $0.6 million in equity in earnings of unconsolidated affiliates. (See Note 2 to the Consolidated Financial Statements for further discussion related to these transactions).

Discontinued Operations

In accordance with SFAS No. 144, we classified net income of $8.9 million and $20.1 million, net of minority interest, as discontinued operations for the six months ended June 30, 2008 and 2007, respectively. These amounts relate to 1.5 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and the six months ended June 30, 2008 and a 0.3 million square foot industrial property held for sale at June 30, 2008. These amounts include net gains on the sale of these properties of $8.1 million and $18.3 million, net of minority interest, in the six months ended June 30, 2008 and 2007, respectively.

Dividends on Preferred Stock and Excess of Preferred Stock Redemption Cost Over Carrying Value

Preferred stock dividends decreased $2.3 million due to the retirement of $62 million of preferred stock in 2007. In addition, net income available for common stockholders was reduced by $1.4 million in the six months ended June 30, 2007 related to the excess of redemption cost over the net carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in our cash flows in the first six months of 2008 as compared to the first six months of 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007	Change
Cash Provided By Operating Activities	$83,243	$76,875	$6,368
Cash Used In Investing Activities	(116,879)	(62,502)	(54,377)
Cash Provided by/(Used In) Financing Activities	34,529	(28,463)	62,992
Total Cash Flows	$893	$(14,090)	$14,983

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

Cash provided by or used in financing activities generally relates to stockholder dividends, distributions on Common Units, incurrence and repayment of debt and sales, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund stockholder dividends and Common Unit distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The increase of $6.4 million in cash provided by operating activities in 2008 compared to 2007 was primarily the result of higher cash flows from net income as adjusted for changes in depreciation and amortization expense, amortization of stock based compensation, gains on disposition of properties, a gain from a property insurance settlement, minority interest and equity in earnings of unconsolidated affiliates, which resulted in a $12.3 million increase in cash provided by operating activities. Offsetting this increase was the net change in operating assets and liabilities, which resulted in a $5.4 million decrease in cash provided by operating activities.

The increase of $54.4 million in cash used in investing activities in 2008 compared to 2007 was primarily a result of a $44.5 million decrease in proceeds from the disposition of assets, and net contributions to and distributions from joint ventures which resulted in a $19.5 million increase in cash used in investing activities (see Note 2 to the Consolidated Financial Statements). In addition, in 2008, there was $10.1 million used for capital expenditures to be reimbursed by a third party. Partly offsetting these increases was a $22.6 million decrease in additions to real estate assets and deferred leasing costs.

The increase of $63.0 million in cash provided by financing activities in 2008 compared to 2007 was primarily a result of $40.0 million in cash used in connection with the redemption of Preferred Stock in 2007, a decrease of $24.1 million in cash used in connection with the repurchase of Common Units, and a decrease of $2.3 million in cash used for the payment of dividends on Preferred Stock, partly offset by a $4.4 million decrease in contributions from minority interest partners (see Note 1 to the Consolidated Financial Statements).

Capitalization

The following table sets forth our capitalization as of June 30, 2008 and December 31, 2007 (in thousands, except per share amounts):

	June 30, 2008	December 31, 2007
Mortgages and notes payable, at recorded book value	$1,732,082	$1,641,987
Financing obligations	$35,145	$35,071
Preferred Stock, at liquidation value	$135,437	$135,437

Common Stock and Common Units outstanding	61,565	61,224

Per share stock price at period	$31.42	$29.38
Market value of Common Stock and Common Units	1,934,372	1,798,761
Total market capitalization with debt and obligations	$3,837,036	$3,611,256

Based on our total market capitalization of approximately $3.8 billion at June 30, 2008 (at the June 30, 2008 per share stock price of $31.42 and assuming the redemption for shares of Common Stock of the 3.9 million Common Units not owned by the Company), our mortgages and notes payable represented approximately 45% of our total market capitalization.

Mortgages and notes payable at June 30, 2008 was comprised of $688 million of secured indebtedness with a weighted average interest rate of 6.4% and $1,044 million of unsecured indebtedness with a weighted average interest rate of 5.4%. As of June 30, 2008, our outstanding mortgages and notes payable were secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion.

We do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. For a more complete discussion of our long-term liquidity needs, see “Liquidity and Capital Resources - Current and Future Cash Needs.”

Contractual Obligations

See our 2007 Annual Report on Form 10-K for a table setting forth a summary of our contractual obligations at December 31, 2007. There were no material changes to this information in the six months ended June 30, 2008.

Financing and Investments Activity

Our $450 million unsecured revolving credit facility is initially scheduled to mature on May 1, 2009. Assuming no default exists, we have an option to extend the maturity date by one additional year. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. As of June 30, 2008, we had $258 million borrowed on this revolving credit facility.

On June 5, 2007, two three-year secured construction loans totaling $24.7 million with interest at 175 basis points over LIBOR were obtained by REES, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements). Subsequently, on July 17, 2007, REES obtained an additional $13.7 million, three-year secured construction loan with interest at 165 basis points over LIBOR. In October 2007, we paid off one of the original secured construction loans, which had accounted for $4.4 million of the original $24.7 million. At June 30, 2008, $27.9 million was outstanding under the two remaining loans.

On December 20, 2007, we closed a $70 million secured revolving construction facility. The loan matures on December 20, 2010. The interest rate is based on LIBOR plus 85 basis points. At June 30, 2008, there was $4.7 million outstanding on this secured credit facility.

In December 2007, Plaza Residential, LLC, a consolidated joint venture (see Note 1 to the Consolidated Financial Statements), obtained a two-year, $34.1 million secured construction loan with interest at 140 basis points over LIBOR. At June 30, 2008, there was $14.5 million outstanding on this loan.

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

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25% ownership interest. Upon formation of this joint venture, we contributed $0.8 million of cash. On April 3, 2008, Highwoods DLF Forum, LLC acquired The Forum, which is a 635,000 square foot office park in Raleigh, North Carolina, for approximately $113 million. We contributed an additional $11.5 million to Highwoods DLF Forum, LLC and, simultaneously with the acquisition of The Forum, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions. We account for this unconsolidated joint venture using the equity method of accounting.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements, which primarily consist of operating expenses, debt service, stockholder dividends, any guarantee obligations and recurring capital expenditures. In addition, we could incur tenant improvement costs and lease commissions related to any releasing of vacant space. As of June 30, 2008, other than principal amortization on certain secured loans, we have no outstanding debt that matures prior to the end of 2008.

We generally expect to fund our short-term liquidity needs through a combination of available working capital, cash flows from operations and borrowings under our revolving credit facility and revolving construction facilities (which had $190 million and $91 million of availability, respectively, as of June 30, 2008).

Our long-term liquidity needs generally include the funding of capital expenditures to lease space to our customers, maintain the quality of our existing properties and build new properties. Capital expenditures include tenant improvements, building improvements, new building completion costs and land infrastructure costs. Tenant improvements are the costs required to customize space for the specific needs of first-generation and second-generation customers. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. New building completion costs are expenses for the construction of new buildings. Land infrastructure costs are expenses to prepare development land for future development activity that is not specifically related to a single building. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $129.5 million at June 30, 2008. A significant portion of these future expenditures are currently subject to binding contractual arrangements. Our long-term liquidity needs also include the funding of development projects, selective asset acquisitions and the retirement of mortgage debt, amounts outstanding under our revolving credit facility and long-term unsecured debt.

Our goal is to maintain a conservative and flexible balance sheet. Accordingly, we expect to meet our long-term liquidity needs through a combination of:

•	borrowings under unsecured financing arrangements that we may obtain, such as the issuance by the Operating Partnership of unsecured debt securities;

•	the issuance of equity securities by the Company and the Operating Partnership;

•	borrowings under other secured mortgages or construction loans that we may obtain;

•	the selective disposition of non-core land and other assets; and

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

As of June 30, 2008, our unconsolidated joint ventures had $861.1 million of total assets and $659.5 million of total liabilities as reflected in their financial statements. At June 30, 2008, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 37.5%. During the six months ended June 30, 2008, these unconsolidated joint ventures earned $6.9 million of total net income of which our share, after appropriate purchase accounting and other adjustments, was $3.5 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Consolidated Financial Statements.

As of June 30, 2008, our unconsolidated joint ventures had $621.7 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

For information regarding our off-balance sheet arrangements as of December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements” in our 2007 Annual Report on Form 10-K. There were no material changes to this information in the six months ended June 30, 2008.

Financing Arrangements

For information regarding significant sales transactions that were accounted for as financing arrangements at December 31, 2007, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financing and Profit-Sharing Arrangements” in our 2007 Annual Report on Form 10-K. There were no material changes to this information in the six months ended June 30, 2008.

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

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility. These swaps fix the underlying 30-day LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges as of June 30, 2008 under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Accordingly, the swaps were accounted for as non-hedge derivatives as of June 30, 2008.

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

CRITICAL ACCOUNTING ESTIMATES

There were no changes to the critical accounting policies made by management in the six months ended June 30, 2008, except as set forth in Note 1 to the Consolidated Financial Statements under “Impact of Newly Adopted and Issued Accounting Standards” and in Note 13. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2007 Annual Report on Form 10-K.

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

FFO and FFO per share for the three and six months ended June 30, 2008 and 2007 are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$14,983		$9,289		$30,626		$61,847
Dividends to preferred stockholders	(2,838)		(3,846)		(5,676)		(7,959)
Excess of Preferred Stock redemption cost over carrying value	—		(1,443)		—		(1,443)
Net income available for common stockholders	12,145	$0.21	4,000	$0.07	24,950	$0.44	52,445	$0.92
Add/(Deduct):
Depreciation and amortization of real estate assets	30,920	0.50	29,148	0.47	61,248	1.00	57,340	0.93
(Gains) on disposition of depreciable properties	(18)	—	(1,372)	(0.02)	(18)	—	(2,280)	(0.04)
Minority interest from the Operating Partnership in income from operations	488	—	208	—	1,111	—	2,592	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,395	0.06	2,878	0.05	6,330	0.10	5,744	0.09
(Gains) on disposition of depreciable properties	—	—	—	—	—	—	(7,158)	(0.12)
Discontinued operations:
Depreciation and amortization of real estate assets	9	—	791	0.01	233	—	1,708	0.03
(Gains) on disposition of depreciable properties	(5,027)	(0.08)	(103)	—	(8,753)	(0.14)	(19,846)	(0.32)
Minority interest from the Operating Partnership in income from discontinued operations	351	—	70	—	621	—	1,625	—
Funds from operations	$42,263	$0.69	$35,620	$0.58	$85,722	$1.40	$92,170	$1.49

Weighted average shares outstanding (1)	61,492		61,562		61,290		61,709

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our market risk as of March 31, 2008, see “Quantitative and Qualitative Disclosures About Market Risk” in our Quarterly Report on Form 10-Q for the first quarter of 2008. Except as set forth below, there were no material changes to this information in the three months ended June 30, 2008.

In April 2008, we entered into an additional floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate under which interest on such borrowings is based at 2.52%. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of this swap as of June 30, 2008 would decrease or increase, respectively, by approximately $1.1 million.

In addition, we are exposed to certain losses in the event of nonperformance by the counterparty under the swap. We expect the counterparty, which is a major financial institution, to perform fully under the swap. However, if the counterparty defaults on its obligations under the swap, we could be required to pay the full rates on this debt, even if such rates were in excess of the rate in the contract.

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

There were no changes in our internal control over financial reporting during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008, the Company issued an aggregate of 17,500 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

During the second quarter of 2008, the Company also issued 593 shares of Common Stock upon the net exercise of 10,000 outstanding warrants to purchase such Common Stock in a private offering exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. The warrant holder was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2008, we held our annual meeting of stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter		For	Against	Abstain/ Withheld
(1)	Election of Directors:
	Thomas W. Adler	48,738,036	—	552,767
	Kay N. Callison	48,813,305	—	477,498
	O. Temple Sloan, Jr.	48,025,415	—	1,265,389
(2)	Ratify appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008	49,020,503	259,185	11,113
(3)	Proposed charter amendment to declassify the Board of Directors	48,829,911	219,913	240,979

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Charter of the Company (filed as part of the Company’s Current Report on Form 8-K dated May 15, 2008)

3.2	Amended and Restated Bylaws of the Company (filed as part of the Company’s Current Report on Form 8-K dated May 15, 2008)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: August 8, 2008