Form 10-K
period 2008-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2009-03-02
CIK 921082, 941713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from________ to___________

HIGHWOODS PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	1-13100	56-1871668
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

HIGHWOODS REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	000-21731	56-1869557
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3100 Smoketree Court, Suite 600

Raleigh, NC 27604

(Address of principal executive offices) (Zip Code)

919-872-4924

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value, of Highwoods Properties, Inc.	New York Stock Exchange
8 5/8% Series A Cumulative Redeemable Preferred Shares of Highwoods Properties, Inc.	New York Stock Exchange
8% Series B Cumulative Redeemable Preferred Shares of Highwoods Properties, Inc.	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Highwoods Properties, Inc. Yes ☒	No ☐	Highwoods Realty Limited Partnership Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.

Highwoods Properties, Inc. Yes ☐	No ☒	Highwoods Realty Limited Partnership Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Highwoods Properties, Inc. Yes ☒	No ☐	Highwoods Realty Limited Partnership Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of such registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Securities Exchange Act.

Highwoods Properties, Inc.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Highwoods Realty Limited Partnership

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Highwoods Properties, Inc. Yes ☐	No ☒	Highwoods Realty Limited Partnership Yes ☐	No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2008 was approximately $1.8 billion. As of February 12, 2009, there were 63,572,935 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 13, 2009 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock,” the Company’s preferred stock as “Preferred Stock,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding rental residential units) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise.

The Operating Partnership is managed by its sole general partner, the Company, a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that began operations through a predecessor in 1978. The Company completed its initial public offering in 1994 and its Common Stock is traded on the New York Stock Exchange under the symbol “HIW.” The Company conducts virtually all of its activities through the Operating Partnership. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

ITEM 1. BUSINESS

General

We are one of the largest owners and operators of suburban office, industrial and retail properties in the southeastern and midwestern United States. At December 31, 2008, we:

•	wholly owned 311 in-service office, industrial and retail properties, encompassing approximately 27.4 million rentable square feet, and 96 rental residential units;

•

owned an interest (50.0% or less) in 72 in-service office and industrial properties, encompassing approximately 8.0 million rentable square feet, and 418 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property owned directly by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. Five of these in-service office properties, encompassing 618,000 rentable square feet, are consolidated as more fully described in Notes 1 and 2 to our Consolidated Financial Statements;

•

wholly owned 580 acres of undeveloped land, approximately 490 acres of which are considered core holdings and which are suitable to develop approximately 7.6 million rentable square feet of office and industrial space;

•	were developing eight wholly owned properties comprising approximately 1.2 million square feet that were under construction or recently completed but had not achieved 95% stabilized occupancy; and

•	owned an interest in 74 for-sale residential condominiums (through a consolidated majority owned joint venture).

At December 31, 2008, the Company owned all of the Preferred Units and 63.6 million, or 94.0%, of the Common Units in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, North Carolina 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets.

Our business is the acquisition, development and operation of rental real estate properties. We operate office, industrial, retail and residential properties. There are no material inter-segment transactions. See Note 17 to our Consolidated Financial Statements for a summary of the rental income, net operating income and assets for each reportable segment.

In addition to this Annual Report, we file or furnish quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). All documents that the Company files or furnishes with the SEC are made available as soon as reasonably practicable free of charge on our corporate website, which is http://www.highwoods.com. The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document. Our website is an inactive textual reference. You may also read and copy any document that we file or furnish at the public reference facilities of the SEC at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s interactive data electronic applications (“IDEA”) on the SEC’s home page on the Internet (http://www.sec.gov). In addition, you can read similar information about us at the offices of the NYSE at 20 Broad Street, New York, New York 10005.

During 2008, the Company filed unqualified Section 303A certifications with the NYSE. We have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties as of December 31, 2008:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,645,591	$32,524	7.50%	7.9
AT&T	896,611	15,062	3.47	4.4
PricewaterhouseCoopers	400,178	11,014	2.54	3.7
State of Georgia	367,986	7,862	1.81	1.8
Healthways	282,132	6,260	1.44	13.4
T-Mobile USA	207,517	5,740	1.32	5.0
Metropolitan Life Insurance	267,787	5,428	1.25	8.9
Lockton Companies	160,561	4,402	1.02	6.2
BB&T	258,363	4,237	0.98	4.2
Syniverse Technologies, Inc.	198,750	4,026	0.93	7.8
RBC Bank	171,138	3,979	0.92	17.1
Fluor Enterprises, Inc.	209,474	3,737	0.86	3.1
SCI Services	162,784	3,668	0.85	8.6
Wells Fargo/Wachovia	129,389	3,039	0.70	2.2
Vanderbilt University	144,161	2,911	0.67	6.8
Jacob’s Engineering Group, Inc.	181,794	2,858	0.66	6.7
Lifepoint Corporate Services	139,625	2,836	0.65	2.5
Icon Clinical Research	110,909	2,580	0.59	4.7
Talecris Biotherapeutics	122,870	2,417	0.56	3.5
Hilton Grand Vacations	97,325	2,112	0.49	2.7
Total	6,154,945	$126,692	29.21%	6.3

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2008 multiplied by 12.

Operating Strategy

Efficient, Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers and third parties. We believe that our in-house development, acquisition, construction management, leasing and property management services allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that operating efficiencies achieved through our fully integrated organization also provide a competitive advantage in setting our lease rates and pricing other services. In addition, our relationships with our customers and those tenants at properties for which we conduct third-party fee-based services may lead to development projects when these tenants seek new space.

Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge and conservative and flexible balance sheet give us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

•

selectively dispose of non-core properties in order to use the net proceeds to improve our balance sheet by reducing outstanding debt and preferred equity balances to make new investments or for other purposes;

•	engage in the development of office, industrial and other real estate projects in existing or new geographic markets, primarily in suburban in-fill business parks; and

•	acquire selective suburban office and industrial properties in existing or new geographic markets at prices that offer attractive long-term returns.

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

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. We expect to meet our short- and long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership;

•	the disposition of non-core assets; and

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital for us.

Geographic Diversification. We do not believe that our operations are significantly dependent upon any particular geographic market. Today, including our various joint ventures, our portfolio consists primarily of office and industrial properties throughout the Southeast, retail and office properties in Kansas City, Missouri, and office, retail and residential properties in Des Moines, Iowa.

Competition

Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

As of December 31, 2008, the Company had 437 employees, of which 434 were also employees of the Operating Partnership.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Our performance is subject to risks associated with real estate investment. We derive most of our income from the ownership and operation of our real estate properties. There are a number of factors that may adversely affect the income that our properties generate, including the following:

•	Economic Downturns. Downturns in the national economy and rising unemployment, particularly in the Southeast, generally will negatively impact the demand and rental rates for our properties.

•

Oversupply of Space. An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all.

•

Competitive Properties. If our properties are not as attractive to tenants (in terms of rent, services, condition or location) as properties owned by our competitors, we could lose tenants to those properties or suffer lower rental rates.

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

•

Rising Operating Costs. Costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, can rise faster than our ability to increase rental income. While we do receive some additional rent from our tenants that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our net operating income. Our revenues and expense recoveries are subject to longer term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses.

•

Fixed Nature of Costs. Most of the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in fixed operating expenses, such as increased real estate taxes or insurance costs, would reduce our net income.

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

•

Competition. A number of other major real estate investors with significant capital resources compete with us. These competitors include publicly-traded REITs, private REITs, private real estate investors and private institutional investment funds.

Recent and future acquisitions and development properties may fail to perform in accordance with our expectations and may require renovation and development costs exceeding our estimates. In the normal course of business, we typically evaluate potential acquisitions, enter into non-binding letters of intent, and may, at any time, enter into contracts to acquire additional properties. Acquired properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks and other factors. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all.

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

Illiquidity of real estate investments and the tax effect of dispositions could significantly impede our ability to sell assets or respond to favorable or adverse changes in the performance of our properties. Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. In addition, we have a significant amount of mortgage debt under which we would incur significant prepayment penalties if such loans were paid off in connection with the sale of the underlying real estate assets.

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

Because holders of our Common Units, including some of our officers and directors, may suffer adverse tax consequences upon the sale of some of our properties, they may seek to influence us not to sell certain properties even if such a sale would otherwise be in our best interest. Holders of Common Units may suffer adverse tax consequences upon the sale of certain properties. Therefore, holders of Common Units, including certain of our officers and directors, may have different objectives than the Company’s stockholders regarding the appropriate pricing and timing of a property’s sale. Although the Company is the sole general partner of the Operating Partnership and has the exclusive authority to sell all of our individual Wholly Owned Properties, officers and directors who hold Common Units may seek to influence the Company not to sell certain properties even if such sale might be financially advantageous to stockholders, creditors, bondholders or our business as a whole or influence the Company to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

The success of our joint venture activity depends upon our ability to work effectively with financially sound partners. Instead of owning properties directly, we have in some cases invested, and may continue to invest, as a partner or a co-venturer with one or more third parties. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might be unable to fund its obligations or that a partner or co-venturer might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our requests or contrary to provisions in our joint venture agreements that could harm us. In addition, some of our joint ventures are managed on a day to day basis by our partners, and we have only limited influence on their operating decisions. The success of our investments in those joint ventures is heavily dependent on the operating and financial expertise of our partners. If we want to sell our interests in any of our joint ventures or believe that the properties in the joint venture should be sold, we may not be able to do so in a timely manner or at all, and our partner(s) may not cooperate with our desires, which could harm us.

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, flood, earthquakes and business interruption. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our financial condition.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt.

We generally do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying dividends. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which could have a material adverse effect on our cash flow and ability to pay dividends.

We depend on our unsecured revolving credit facility, which is currently scheduled to expire in May 2009, for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we would not be able to make new investments and could have difficulty repaying other debt.

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could also have a material adverse effect on the Company’s stockholders and on the Operating Partnership. The Company is subject to adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While the Company intends to operate in a manner that will allow it to continue to qualify as a REIT, we cannot provide any assurances that it will remain qualified as such in the future, which would have serious particularly adverse consequences to the Company’s stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95.0% of the Company’s gross income must come from certain sources that are itemized in the REIT tax laws. The fact that the Company holds virtually all of the assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and would, therefore, have less cash available for investments or payment of principal and interest to our creditors or bondholders. This would likely have a significant adverse effect on our financial condition.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. To maintain our qualification as a REIT, we must annually distribute to our stockholders at least 90% of our ordinary taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, that are generated as part of our capital recycling activity are subject to federal and state income tax unless such gains are distributed to stockholders. Cash distributions made to our stockholders to maintain our REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for use for other business purposes, including funding debt maturities or growth initiatives. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely-tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash.

Because provisions contained in Maryland law, the Company’s charter and its bylaws may have an anti-takeover effect, the Company’s stockholders may be prevented from receiving a “control premium” for the Common Stock. Provisions contained in the Company’s charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent stockholders of the Company from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Common Stock or purchases of large blocks of the Common Stock, thus limiting the opportunities for the Company’s stockholders to receive a premium for their Common Stock over then-prevailing market prices. These provisions include the following:

•

Ownership limit. The Company’s charter prohibits direct, indirect or constructive ownership by any person or entity of more than 9.8% of the Company’s outstanding capital stock. Any attempt to own or transfer shares of the Company’s capital stock in excess of the ownership limit without the consent of the Company’s Board of Directors will be void.

•

Preferred Stock. The Company’s charter authorizes its Board of Directors to issue Preferred Stock in one or more classes and to establish the preferences and rights of any class of Preferred Stock issued. These actions can be taken without stockholder approval. The issuance of Preferred Stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in our best interest.

•

Staggered board. Until the Company’s 2011 annual meeting of stockholders, the Company’s directors will continue to serve staggered terms. The staggering of the Company’s Board may discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of its stockholders.

•

Maryland control share acquisition statute. Maryland’s control share acquisition statute applies to the Company, which means that persons, entities or related groups that acquire more than 20% of the Common Stock may not be able to vote such excess shares under certain circumstances if such shares were acquired in one or more transactions not approved by at least two-thirds of the outstanding Common Stock held by disinterested stockholders.

•

Maryland unsolicited takeover statute. Under Maryland law, the Company’s Board of Directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition is in the best interest of its stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

As of December 31, 2008, we owned all of the ownership interests in 311 in-service office, industrial and retail properties, encompassing approximately 27.4 million rentable square feet, and 96 rental residential units. The following table sets forth information about our Wholly Owned Properties and our development properties:

	December 31, 2008		December 31, 2007
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	19,556,000	90.2%	19,260,000	91.1%
Industrial	6,467,000	92.6	6,036,000	94.2
Retail (2)	1,350,000	94.6	1,317,000	94.9
Total or Weighted Average (3), (5)	27,373,000	91.0%	26,613,000	92.0%

Development:
Completed—Not Stabilized (4)
Office (1)	665,000	64.2%	607,000	75.9%
Industrial	—	—	681,000	78.2
Total or Weighted Average (6)	665,000	64.2%	1,288,000	77.1%

In Process
Office (1)	358,000	65.7%	887,000	59.9%
Industrial	200,000	50.0	—	—
Retail	—	—	30,000	100.0
Total or Weighted Average (7)	558,000	60.1%	917,000	61.2%

Total:
Office (1)	20,579,000		20,754,000
Industrial	6,667,000		6,717,000
Retail (2)	1,350,000		1,347,000
Total (3), (5), (6), (7)	28,596,000		28,818,000

(1)	Substantially all of our office properties are located in suburban markets.
(2)	Excludes 426,000 square feet of basement space in the Country Club Plaza and other Kansas City retail properties.
(3)	Rentable square feet excludes 96 rental residential units.
(4)	We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied.
(5)	Excludes 618,000 square feet of office properties as of December 31, 2008 and 2007 that are held by consolidated affiliates.
(6)	Excludes 74 completed for-sale residential condominiums as of December 31, 2008 that are held by consolidated affiliates.
(7)	Excludes 139 in-process for-sale residential condominiums as of December 31, 2007 that are held by consolidated affiliates.

The following table summarizes the changes in square footage in our in-service Wholly Owned Properties during the past three years:

	2008	2007	2006
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(744)	(1,172)	(2,982)
Developments Placed In-Service (1)	1,380	930	33
Redevelopment/Other	(11)	3	(74)
Acquisitions	135	—	70
Net Change of In-Service Wholly Owned Properties	760	(239)	(2,953)

(1)	We place development projects in service upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied.

The following table sets forth geographic and other information about our in-service Wholly Owned Properties at December 31, 2008:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh, NC (2)	3,711,000	88.6%	16.4%	—	—	16.4%
Atlanta, GA	5,552,000	93.4	10.1	3.8%	—	13.9
Nashville, TN	2,988,000	95.0	13.7	—	—	13.7
Tampa, FL	2,627,000	91.6	13.6	—	—	13.6
Kansas City, MO (3)	1,953,000	92.3	3.4	—	9.0%	12.4
Piedmont Triad, NC (4)	5,526,000	86.1	6.0	3.4	0.2	9.6
Richmond, VA	2,229,000	90.8	8.6	—	—	8.6
Memphis, TN	1,473,000	92.5	6.1	—	—	6.1
Greenville, SC	897,000	94.4	3.4	—	—	3.4
Orlando, FL	317,000	98.4	1.7	—	—	1.7
Other	100,000	84.3	0.6	—	—	0.6
Total (5)	27,373,000	91.0%	83.6%	7.2%	9.2%	100.0%

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2008 multiplied by 12.

(2)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(3)	Excludes 426,000 square feet of basement space in the Country Club Plaza and other Kansas City retail properties.
(4)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(5)	Excludes 618,000 square feet of office properties held by consolidated affiliates.

The following table sets forth operating information about our in-service Wholly Owned Properties for the past five years:

	Average Occupancy	Annualized Cash Rent Per Square Foot (1)
2004	82.2%	$14.76
2005	85.0%	$14.99
2006	88.5%	$15.89
2007	90.2%	$16.27
2008	91.2%	$17.18

(1)

Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by weighted average total square footage.

Land Held for Development

We wholly owned 580 acres of development land as of December 31, 2008. We estimate that we can develop approximately 7.6 million square feet of office and industrial space on the approximately 490 acres that we consider core, long-term holdings for our future development needs. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets. Any future development, however, is dependent on the demand for office and industrial space in these areas, the availability of favorable financing and other factors, and no assurance can be given that any construction will take place on the development land. In addition, if construction is undertaken on the development land, we will be subject to the risks associated with construction activities, including the risks that occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable, construction costs may exceed original estimates and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction expense. We may also develop properties other than office and industrial on certain parcels with unrelated joint venture partners. We consider approximately 90 acres of our development land at December 31, 2008 to be non-core assets because this land is not necessary for our foreseeable future development needs. We intend to dispose of such non-core development land through sales to other parties or contributions to joint ventures. Approximately four acres with a net book value of $1.2 million are under contract to be sold and are included in real estate and other assets, net, held for sale in our Consolidated Balance Sheet at December 31, 2008.

Other Properties

As of December 31, 2008, we owned an interest (50.0% or less) in 72 in-service rental properties. These properties include primarily office and industrial buildings encompassing approximately 8.0 million rentable square feet and 418 rental residential units. The following table sets forth information about the stabilized in-service joint venture rental properties by segment and by geographic location at December 31, 2008:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Multi- Family	Total
Des Moines, IA (2)	2,505,000	87.1%	27.0%	4.3%	0.7%	3.3%	35.3%
Orlando, FL	1,852,000	89.0	27.6	—	—	—	27.6
Atlanta, GA	835,000	91.7	11.0	—	—	—	11.0
Kansas City, MO (3)	714,000	83.1	8.5	—	—	—	8.5
Raleigh, NC (4)	814,000	90.4	7.3	—	—	—	7.3
Richmond, VA (5)	413,000	100.0	5.1	—	—	—	5.1
Piedmont Triad, NC (6)	364,000	43.0	2.1	—	—	—	2.1
Tampa, FL (7)	205,000	94.2	1.9	—	—	—	1.9
Charlotte, NC	148,000	100.0	0.7	—	—	—	0.7
Other	110,000	100.0	0.5	—	—	—	0.5
Total	7,960,000	87.3%	91.7%	4.3%	0.7%	3.3%	100.0%

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2008 multiplied by 12.

(2)	Rentable square feet excludes 418 residential units, which were 96.9% occupied at December 31, 2008.
(3)

Includes a 12.5% interest in a 261,000 square foot building that is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements.

(4)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(5)	We own a 50.0% interest in this joint venture which is consolidated (see Notes 1 and 2 to our Consolidated Financial Statements).
(6)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(7)	We own a 20.0% interest in this joint venture which is consolidated (see Notes 1 and 2 to our Consolidated Financial Statements).

We also owned an approximate 75% economic interest in a consolidated joint venture that owns 74 for-sale residential condominiums as of December 31, 2008 located in Raleigh, NC.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our in-service and completed – not stabilized Wholly Owned Properties (excluding rental residential units) as of December 31, 2008. The tables include (1) expirations of leases in properties that are completed but not yet stabilized and (2) the effects of any early renewals exercised by tenants as of December 31, 2008.

Office Properties (1):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
		($ in thousands)
2009 (3)	1,905,484	10.6%	$38,282	$20.09	10.6%
2010	2,003,395	11.1	40,951	20.44	11.3
2011	2,641,415	14.6	51,930	19.66	14.3
2012	2,445,060	13.6	50,544	20.67	13.9
2013	2,473,836	13.8	49,458	19.99	13.6
2014	1,858,582	10.3	37,532	20.19	10.4
2015	1,166,516	6.5	23,951	20.53	6.6
2016	785,679	4.4	14,676	18.68	4.1
2017	982,741	5.5	19,814	20.16	5.5
2018	519,332	2.9	9,863	18.99	2.7
Thereafter	1,202,570	6.7	25,352	21.08	7.0
	17,984,610	100.0%	$362,353	$20.15	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
		($ in thousands)
2009 (4)	1,408,570	23.5%	$6,696	$4.75	21.5%
2010	810,964	13.5	4,323	5.33	13.8
2011	942,453	15.8	5,357	5.68	17.2
2012	430,580	7.2	2,632	6.11	8.4
2013	622,840	10.4	3,836	6.16	12.3
2014	512,806	8.6	2,757	5.38	8.8
2015	271,382	4.5	1,198	4.41	3.8
2016	264,597	4.4	1,055	3.99	3.4
2017	22,000	0.4	109	4.95	0.3
2018	71,884	1.2	240	3.34	0.8
Thereafter	629,440	10.5	3,038	4.83	9.7
	5,987,516	100.0%	$31,241	$5.22	100.0%

(1)	Excludes properties held by consolidated joint ventures.
(2)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2008 multiplied by 12.

(3)	Includes 44,000 square feet of leases that are on a month-to-month basis, which represent 0.2% of total annualized cash rental revenue.
(4)	Includes 113,000 square feet of leases that are on a month-to-month basis, which represent 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2009 (2)	156,664	12.3%	$4,243	$27.08	10.6%
2010	93,405	7.3	3,552	38.03	8.9
2011	54,981	4.3	1,892	34.41	4.7
2012	165,979	13.0	5,223	31.47	13.0
2013	80,760	6.3	3,039	37.63	7.6
2014	108,911	8.5	2,838	26.06	7.1
2015	147,301	11.5	4,750	32.25	11.9
2016	69,166	5.4	2,773	40.09	6.9
2017	107,946	8.5	2,733	25.32	6.8
2018	61,341	4.8	2,022	32.96	5.0
Thereafter	229,783	18.1	7,019	30.55	17.5
	1,276,237	100.0%	$40,084	$31.41	100.0%

Total (3):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2009 (4)	3,470,718	13.7%	$49,221	$14.18	11.3%
2010	2,907,764	11.5	48,826	16.79	11.3
2011	3,638,849	14.5	59,179	16.26	13.6
2012	3,041,619	12.0	58,399	19.20	13.5
2013	3,177,436	12.6	56,333	17.73	13.0
2014	2,480,299	9.8	43,127	17.39	9.9
2015	1,585,199	6.3	29,899	18.86	6.9
2016	1,119,442	4.4	18,504	16.53	4.3
2017	1,112,687	4.4	22,656	20.36	5.2
2018	652,557	2.6	12,125	18.58	2.8
Thereafter	2,061,793	8.2	35,409	17.17	8.2
	25,248,363	100.0%	$433,678	$17.18	100.0%

(1)

Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2008 multiplied by 12.

(2)	Includes 17,000 square feet of leases that are on a month-to-month basis, which represent 0.1% of total annualized cash rental revenue.
(3)	Excludes properties held by consolidated joint ventures.
(4)	Includes 174,000 square feet of leases that are on a month-to-month basis, which represent 0.4% of total annualized cash rental revenue.

ITEM 3. LEGAL PROCEEDINGS

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Edward J. Fritsch	50

Director, President and Chief Executive Officer.

Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch is a member of the NAREIT Board of Governors, immediate past chairperson of the University of North Carolina Board of Visitors, trustee of the North Carolina Symphony, member of Wachovia Bank’s Central Regional Advisory Board and director of the YMCA of the Triangle.

Michael E. Harris	59

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

Terry L. Stevens	60

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

Gene H. Anderson	63

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

Name	Age	Position and Background
Jeffrey D. Miller	38

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

W. Brian Reames	45

Senior Vice President and Regional Manager.

Mr. Reames became senior vice president and regional manager in August 2004. Mr. Reames manages our Nashville and oversees our Memphis and Greenville operations. Prior to that, Mr. Reames was vice president responsible for the Nashville division, a position he held since 1999. Mr. Reames was a partner at Eakin & Smith, Inc., a Nashville-based office real estate firm, from 1989 until its merger with us in 1996. Mr. Reames is a past Nashville chapter President of the National Association of Industrial and Office Properties. He is currently serving on the Board of Directors of H.G. Hill Realty and as President of the Board of Trustees at Harding Academy in Nashville.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is traded on the NYSE under the symbol “HIW.” The following table sets forth the quarterly high and low stock prices per share reported on the NYSE for the quarters indicated and the dividends paid per share during such quarter.

	2008			2007
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$32.34	$26.67	$0.425	$46.95	$37.99	$0.425
June 30	37.38	31.42	0.425	43.84	37.50	0.425
September 30	37.94	29.88	0.425	39.01	32.09	0.425
December 31	34.29	15.59	0.425	38.26	28.89	0.425

On December 31, 2008, the last reported stock price of the Common Stock on the NYSE was $27.36 per share and the Company had 1,122 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2008, the Operating Partnership had 125 holders of record of Common Units (other than the Company). As of December 31, 2008, there were 63.6 million shares of Common Stock and 4.1 million Common Units outstanding not owned by the Company.

Because the Company is a REIT, the partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to distribute to its stockholders at least 90.0% of its REIT taxable income, excluding capital gains. See “Item 1A. Risk Factors – Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives.”

We generally expect to use cash flows from operating activities to fund distributions. The following factors will affect cash flows from operating activities and, accordingly, influence the decisions of the Company’s Board of Directors regarding distributions:

•

debt service requirements after taking into account debt covenants and the repayment and restructuring of certain indebtedness and the availability of alternative sources of debt and equity capital and their impact on our ability to refinance existing debt and grow our business;

•	scheduled increases in base rents of existing leases;

•	changes in rents attributable to the renewal of existing leases or replacement leases;

•	changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties;

•	operating expenses and capital replacement needs; and

•	expected cash flows from financing and investing activities.

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT Equity REIT Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2003 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Index includes all REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Highwoods Properties, Inc.	116.9	127.6	192.1	144.7	142.6
S&P 500	110.9	116.3	134.7	142.1	89.5
Russell 2000	118.3	123.7	146.4	144.2	95.4
FTSE NAREIT Equity REIT Index	131.6	147.6	199.3	168.1	104.7

The performance graph above is being furnished as part of this Annual Report solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish the Company’s stockholders with such information and, therefore, is not deemed to be filed, or incorporated by reference in any filing, by the Company or the Operating Partnership under the Securities Act of 1933 or the Securities Exchange Act of 1934.

During 2008, cash dividends on Common Stock totaled $1.70 per share, $0.53 of which represented return of capital and $0.20 represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.76 per share in 2008.

During the fourth quarter of 2008, the Company issued an aggregate of 22,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

During the fourth quarter of 2008, the Operating Partnership issued 183,587 Common Units as part of the acquisition of an office building in Memphis, Tennessee. The Common Units were issued in a private offering exempt from registration requirements pursuant to Section 4(2) of the Securities Act to an accredited investor under Rule 501 of the Securities Act.

The Company has a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and may make optional cash payments for additional shares of Common Stock. The administrator of the Dividend Reinvestment and Stock Purchase Plan has been instructed by the Company to purchase Common Stock in the open market for purposes of satisfying its obligations thereunder. However, the Company may in the future elect to satisfy such obligations by issuing additional shares of Common Stock.

The Company has an Employee Stock Purchase Plan for all active employees, under which participants generally may contribute up to 25.0% of their compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant’s account balance is applied to acquire newly issued shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 is derived from our audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2006, 2005 and 2004 and for each of the two years in the period ended December 31, 2005 is derived from previously issued financial statements. Operations for the years ended December 31, 2007, 2006, 2005 and 2004 have been reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2008 which qualified for discontinued operations presentation. The information in the following table should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included herein ($ in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Rental and other revenues	$461,003	$428,446	$401,304	$379,577	$373,336

Income from continuing operations	$12,896	$52,735	$34,603	$27,252	$15,731

Income/(loss) from continuing operations available for common stockholders	$2,984	$36,973	$15,737	$(4,258)	$(15,121)

Net income	$31,992	$90,745	$53,744	$62,458	$41,577

Net income available for common stockholders	$22,080	$74,983	$34,878	$30,948	$10,725

Net income per common share – basic:
Income/(loss) from continuing operations	$0.05	$0.66	$0.29	$(0.08)	$(0.28)
Net income	$0.38	$1.33	$0.64	$0.58	$0.20

Net income per common share – diluted:
Income/(loss) from continuing operations	$0.05	$0.65	$0.28	$(0.08)	$(0.28)
Net income	$0.37	$1.31	$0.62	$0.58	$0.20

Dividends declared per common share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$2,946,170	$2,926,955	$2,844,853	$2,908,978	$3,239,658
Mortgages and notes payable	$1,604,685	$1,641,987	$1,465,129	$1,471,616	$1,572,574
Financing obligations	$34,174	$35,071	$35,530	$34,154	$65,309

The following selected financial data of the Operating Partnership as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 is derived from our audited Consolidated Financial Statements included elsewhere herein. The selected financial data as of December 31, 2006, 2005 and 2004 and for each of the two years in the period ended December 31, 2005 is derived from previously issued financial statements. Operations for the years ended December 31, 2007, 2006, 2005 and 2004 have been reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2008 which qualified for discontinued operations presentation. The information in the following table should be read in conjunction with the Operating Partnership’s audited Consolidated Financial Statements and related notes included herein ($ in thousands, except per unit data):

	Years Ended December 31,
	2008	2007	2006	2005	2004
Rental and other revenues	$461,003	$428,446	$401,304	$379,791	$373,530

Income from continuing operations	$13,062	$54,862	$35,859	$26,391	$14,145

Income/(loss) from continuing operations available for common unitholders	$3,150	$39,100	$16,993	$(5,119)	$(16,707)

Net income	$33,442	$94,216	$56,307	$65,252	$42,964

Net income available for common unitholders	$23,530	$78,454	$37,441	$33,742	$12,112

Net income per common unit – basic:
Income/(loss) from continuing operations	$0.05	$0.65	$0.29	$(0.09)	$(0.28)
Net income	$0.38	$1.30	$0.63	$0.57	$0.21

Net income per common unit – diluted:
Income/(loss) from continuing operations	$0.05	$0.64	$0.27	$(0.09)	$(0.28)
Net income	$0.37	$1.28	$0.61	$0.57	$0.21

Distributions declared per common unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$2,944,856	$2,925,804	$2,837,649	$2,901,858	$3,232,062
Mortgages and notes payable	$1,604,685	$1,641,987	$1,464,266	$1,471,616	$1,572,574
Financing obligations	$34,174	$35,071	$35,530	$34,154	$65,309

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Operating Partnership is managed by its sole general partner, the Company, a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. As of December 31, 2008, we owned or had an interest in 383 in-service office, industrial and retail properties, encompassing approximately 35.3 million square feet and 514 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. As of that date, we also owned development land and other properties under development as described under “Business” and “Properties” above. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Kansas, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere herein.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading "Business." You can identify forward-looking statements by our use of forward-looking terminology such as "may,” "will,” "expect,” "anticipate,” "estimate,” "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

•	the financial condition of our tenants could deteriorate;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	we may not be able to lease or release second generation space quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on a favorable terms as originally anticipated;

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

•	the Company could lose key executive officers; and

•	our southeastern and midwestern markets may suffer declines in economic growth.

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

RESULTS OF OPERATIONS

Comparison of 2008 to 2007

As noted above, results for 2007 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2008 which qualified for discontinued operations presentation.

Rental and Other Revenues

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations.”

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The average rental rate per square foot on second generation renewal and relet leases signed in our Wholly Owned Properties compared to the rent under the previous leases (based on straight line rental rates) was 9.1% higher in 2008 than in 2007. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues.

Rental and other revenues from continuing operations were 7.6% higher in 2008 as compared to 2007 primarily due to the contribution from development properties placed in service in 2007 and 2008, higher average occupancy and higher average rental rates. We expect a slight decline in total occupancy in 2009 primarily related to anticipated declines in occupancy at our industrial properties. We expect to sell additional non-core properties in 2009 that will likely be classified as discontinued operations. We expect 2009 rental and other revenues to increase slightly over 2008, adjusted for any discontinued operations in 2009, due to the effect of new developments placed in service in 2008 and 2009 as discussed below, partly offset by the slight projected decline in occupancy.

We expect to deliver approximately $92.6 million of new office and industrial development properties by the end of 2009, which currently are 68.2% pre-leased.

Operating Expenses

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. For 2008 and 2007, expenses also included impairments of assets held for use. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation.

Rental and other operating expenses were approximately 8.0% higher in 2008 as compared to 2007 primarily due to general inflationary increases in certain operating expenses, which include utility costs, insurance, real estate taxes, salaries, and benefits, and from expenses of development properties placed in service in 2007 and 2008. We expect rental and other operating expenses to increase in 2009 as compared to 2008 from utility and property tax increases and from development properties placed in service during the latter part of 2008 and in 2009, partially offset by planned dispositions.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was relatively unchanged at 64.1% in 2008 as compared to 2007.

The increase in depreciation and amortization of 5.4% results primarily from development properties placed in service in the latter part of 2007 and in 2008.

In 2008, 11 buildings in two business parks and one land parcel in Winston-Salem, NC became impaired and an expense charge aggregating $32.8 million was recorded, of which $32.4 million related to the 11 buildings and $0.4 million to the land parcel. In 2007, one land parcel became impaired and an expense charge of $0.8 million was recorded.

General and administrative expenses were approximately 8.5% lower in 2008 as compared to 2007 primarily due to lower audit and legal fees and lower deferred compensation expense, partially offset by higher compensation costs including short and long-term incentive compensation.

Interest Expense

Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

Contractual interest expense is shown net of amounts capitalized to development projects. The net decrease in contractual interest was primarily due to a decrease in weighted average interest rates on outstanding debt from 6.74% in the year ended December 31, 2007 to 6.08% in the year ended December 31, 2008, partly offset by an increase in average borrowings from $1,540 million in the year ended December 31, 2007 to $1,664 million in the year ended December 31, 2008. In addition, capitalized interest in 2008 was approximately $1.4 million lower compared to 2007 due to decreased development activity and lower average construction and development costs.

Total interest expense is expected to decrease in 2009 due to expected lower average outstanding debt balances resulting from the September 2008 equity offering and expected asset sales, offset by expected higher average interest rates resulting from projected new debt financings and lower capitalized interest.

Gains on Disposition of Properties; Gains on For-Sale Residential Condominiums; Gain from Property Insurance Settlement; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

Net gains on dispositions of properties not classified as discontinued operations were $0.8 million in 2008 compared to $20.6 in 2007. Gains are dependent on the specific assets sold, historical cost basis and other factors, and can vary significantly from period to period.

In 2008, gains on for-sale residential condominiums aggregating $5.6 million resulted from sales of such condominiums and forfeitures of earnest money deposits by defaulting contractual counterparties. Our partner’s interest in these gains was $1.3 million and was recorded as minority interest.

In 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

Minority interest in the Company’s Consolidated Statements of Income decreased $1.2 million in 2008 compared to 2007 primarily due to lower income from continuing operations, after preferred equity distributions, of the Operating Partnership as a result of the various charges discussed above, partially offset by the minority interest in gains on for-sale residential condominiums. Minority interest in the Operating Partnership’s Consolidated Statements of Income increased $1.4 million compared to 2007 due primarily to the minority interest in the gains on for-sale residential condominiums.

Equity in earnings of unconsolidated affiliates in the Company decreased $7.2 million from 2007 to 2008. In 2007, our Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in an increase of approximately $5.0 million in equity in earnings of unconsolidated affiliates. Additionally in 2007, our DLF I joint venture sold five properties and the joint venture recognized a gain of approximately $9.3 million, resulting in an increase of approximately $2.1 million in equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates in the Operating Partnership does not include the Company’s 12.5% interest in a 261,000 square foot office property owned directly by the Company.

Discontinued Operations

The Company classified income of $19.1 million and $38.0 million as discontinued operations, net of minority interest in 2008 and 2007, respectively. These amounts relate to 2.0 million square feet of office and industrial properties and 13 rental residential units sold during 2007 and 2008 and include net gains on the sale of these properties of $17.3 million and $32.0 million in 2008 and 2007, respectively. The minority interest included in these amounts in the Company’s Consolidated Statements of Income relates to minority interest in the Operating Partnership.

During 2007, the Company recorded $1.5 million in income from the release of a FIN 48 liability; this item did not relate to the Operating Partnership’s operations and is thus not recorded in the Operating Partnership’s Consolidated Financial Statements.

Dividends on Preferred Equity and Excess of Preferred Equity Redemption/Repurchase Cost Over Carrying Value

The decrease in preferred equity dividends and excess of preferred equity redemption/repurchase costs over carrying value were due to the redemption/repurchase of $52.5 million and $62.3 million of preferred equity in 2008 and 2007, respectively.

Comparison of 2007 to 2006

As noted above, previously reported results for 2007 and 2006 were reclassified to reflect in discontinued operations the operations for those properties sold or held for sale in 2008 which qualified for discontinued operations presentation.

Rental and Other Revenues

Rental and other revenues from continuing operations were 6.8% higher in 2007 as compared to 2006 primarily due to the contribution from development properties placed in service in 2006 and in 2007, higher average occupancy and higher average rental rates.

Operating Expenses

Rental and other operating expenses were 4.6% higher in 2007 as compared to 2006 primarily due to general inflationary increases in certain operating expenses, which include utility costs, insurance, real estate taxes, salaries, and benefits, and from expenses of development properties placed in service in 2006 and 2007.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, increased to approximately 64.2% in 2007 from approximately 63.5% in 2006. This increase in margin was primarily attributed to higher average occupancy combined with certain operating expenses, such as taxes and insurance, being relatively fixed in the short term.

The increase in depreciation and amortization of 8.4% primarily results from development properties placed in service in 2006 and in 2007.

In 2007, one land parcel became impaired and an expense charge of $0.8 million was recorded.

General and administrative expenses were approximately 11.4% higher in 2007 as compared to 2006 primarily due to higher write-offs of deferred development costs on projects that did not proceed or were deemed unlikely to occur in the future, higher annual and long-term incentive compensation costs, higher salary and fringe benefit costs from annual employee wage and salary increases and inflationary effects on other general and administrative expenses.

Interest Expense

Contractual interest expense is shown net of amounts capitalized to development projects. The net decrease in contractual interest was primarily due to a decrease in weighted average interest rates on outstanding debt of 6.74% in 2007 compared to 6.92% in 2006, partly offset by an increase in average borrowings of $1,540 million in 2007 compared $1,441 million in 2006. In addition, capitalized interest in 2007 was approximately $4.7 million higher compared to 2006 due to increased development activity and higher average construction and development costs.

Settlement of Tenant Bankruptcy Claim

In 2006, we received a settlement of a bankruptcy claim in the amount of $1.6 million related to leases with a former tenant that were terminated in 2003.

Gains on Disposition of Properties; Gain from Property Insurance Settlement; Minority Interest; Equity in Earnings of Unconsolidated Affiliates

The Company recorded net gains on dispositions of properties not classified as discontinued operations of $20.6 million in 2007 compared to $16.2 million in 2006. Gains are dependent on the specific assets sold, historical cost basis and other factors, and can vary significantly from period to period.

In 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim.

Minority interest in the Company’s Consolidated Statements of Income increased $1.5 million in 2007 compared to 2006 primarily due to higher income from continuing operations, after preferred equity distributions, in 2007 of the Operating Partnership compared to 2006. Minority interest in the Operating Partnership’s Consolidated Statements of Income remained unchanged at approximately $0.6 million for both years.

Equity in earnings of unconsolidated affiliates in the Company increased $6.3 million from 2006 to 2007. In 2007, our Weston Lakeside joint venture sold 332 rental residential units, recognizing a gain of approximately $11.3 million, which resulted in an increase of approximately $5.0 million in equity in earnings of unconsolidated affiliates. Additionally in 2007, our DLF I joint venture sold five properties and the joint venture recognized a gain of approximately $9.3 million, resulting in an increase of approximately $2.1 million in equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates in the Operating Partnership does not include the Company’s 12.5% interest in a 261,000 square foot office property owned directly by the Company.

Discontinued Operations

The Company classified income of $38.0 million and $19.1 million as discontinued operations, net of minority interest in 2007 and 2006, respectively. These discontinued operations relate to 5.0 million square feet of office and industrial properties and 186 rental residential units sold during 2008, 2007 and 2006 and include net gains on the sale of these properties of $32.0 million and $13.9 million in 2007 and 2006, respectively. The minority interest included in these amounts in the Company’s Consolidated Statements of Income relates to minority interest in the Operating Partnership.

During 2007, the Company recorded $1.5 million in income from the release of a FIN 48 liability; this item did not relate to the Operating Partnership’s operations and is thus not recorded in the Operating Partnership’s Consolidated Financial Statements. See Note 16 to our Consolidated Financial Statements for further discussion.

Dividends on Preferred Equity and Excess of Preferred Equity Redemption/Repurchase Cost Over Carrying Value

The decrease in preferred equity dividends and increase in excess of preferred equity redemption/repurchase costs over carrying value were due to the redemption/repurchase of $62.3 million and $50.0 million of preferred equity in 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may sell assets and/or obtain new debt. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our secured and unsecured credit facilities. We also may sell or issue common or preferred equity to fund additional growth or to reduce our debt. To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may also sell some of our properties or contribute them to joint ventures.

Our goal is to maintain a conservative and flexible balance sheet. Our $450.0 million unsecured revolving credit facility is currently scheduled to mature on May 1, 2009. As permitted under the terms of the revolving credit facility, we have submitted our notice to extend the maturity date of the credit facility by one year. Upon payment of the extension fee and assuming no default exists at May 1, 2009, the facility will be extended until May 1, 2010. As a result of this extension, we will have sufficient borrowing availability under our revolving credit facility to retire the approximate $123.0 million of debt, as measured at February 12, 2009, that will mature (including approximately $7.3 million of required principal amortization payments relating to debt that matures in future years) during the remainder of 2009 and fund the remaining costs of our current development pipeline. In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility. Because the cost and availability of credit, however, has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads, we expect to use less cash for investing activities in 2009 than in prior years. Based on management’s view of current and future market conditions, we expect to generate a positive amount of cash from operating activities during 2009. We currently intend to use any such positive net cash flows from operating activities after payment of distributions and recurring capital expenditures, together with the proceeds from projected non-core property dispositions and projected new debt financings, to reduce outstanding debt balances in 2009. These forward-looking statements are subject to risks and uncertainties. See “—Disclosure Regarding Forward-Looking Statements.”

Statements of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows from 2007 to 2008 ($ in thousands):

	Year Ended December 31,
	2008	2007	Change
Cash Provided By Operating Activities	$157,822	$161,663	$(3,841)
Cash Used In Investing Activities	(134,343)	(150,704)	16,361
Cash Used In Financing Activities	(12,862)	(24,509)	11,647
Total Cash Flows	$10,617	$(13,550)	$24,167

The following table sets forth the changes in the Operating Partnership’s cash flows from 2007 to 2008 ($ in thousands):

	Year Ended December 31,
	2008	2007	Change
Cash Provided By Operating Activities	$157,782	$161,526	$(3,744)
Cash Used In Investing Activities	(134,343)	(151,858)	17,515
Cash Used In Financing Activities	(12,934)	(22,362)	9,428
Total Cash Flows	$10,505	$(12,694)	$23,199

In calculating cash flow from operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

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

Cash used in financing activities generally relates to distributions, incurrence and repayment of debt and sales, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The decrease of $3.8 million in cash provided by operating activities of the Company in 2008 compared to 2007 was primarily the result of the net decrease in the change in operating assets and liabilities partially offset by cash flows from net income as adjusted for changes in depreciation and amortization, gains on disposition of properties, impairments of assets held for use, gains from for-sale residential condominiums, gain from a property insurance settlement, minority interest, and equity in earnings of unconsolidated affiliates. Cash provided by operating activities of the Operating Partnership differs from cash provided by operating activities of the Company primarily due to minority interest in the Operating Partnership included in the Company’s Consolidated Financial Statements but not included in the Operating Partnership’s Consolidated Financial Statements.

The decrease of $16.4 million in cash used in investing activities in 2008 compared to 2007 was primarily the result of lower capital expenditure spending, higher proceeds from the dispositions of for-sale residential condominiums and positive changes in restricted cash and other investment activities, partially offset by lower proceeds from disposition of real estate assets, lower returns of capital from unconsolidated affiliates, and higher contributions to unconsolidated affiliates, primarily for the formation of a new joint venture.

The decrease of $11.6 million in cash used in financing activities in 2008 compared to the same period in 2007 was primarily the result of fewer retirements of Preferred Stock and Preferred Units, lower distributions on Preferred Stock and Preferred Distributions, substantially higher proceeds from the sale of Common Stock, higher net borrowings from mortgages and notes payable and our revolving credit facility, and lower repurchases of Common Units, partially offset by higher distributions resulting from an increase in the number of shares of Common Stock outstanding and lower contributions from minority interest partners. Cash used in financing activities of the Operating Partnership differs from cash used in financing activities of the Company primarily due to cash used to repurchase Common Units included in the cash flows of the Company but not included in the cash flows of the Operating Partnership.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31, 2008	December 31, 2007
Mortgages and notes payable, at recorded book value	$1,604,685	$1,641,987
Financing obligations	$34,174	$35,071
Preferred Stock, at liquidation value	$81,592	$135,437

Common Stock outstanding	63,572	57,167
Minority interest partnership units	4,067	4,057

Per share stock price at year end	$27.36	$29.38
Market value of Common Stock and Common Units	$1,850,603	$1,798,761
Total market capitalization with debt and obligations	$3,571,054	$3,611,256

Based on our total market capitalization of approximately $3.6 billion at December 31, 2008 (at the December 31, 2008 per share stock price of $27.36 and assuming the redemption for shares of Common Stock of the approximate 4.1 million Common Units not owned by the Company), our mortgages and notes payable represented 44.9% of our total market capitalization. Mortgages and notes payable at December 31, 2008 was comprised of $655.2 million of secured indebtedness with a weighted average interest rate of 6.45% and $949.5 million of unsecured indebtedness with a weighted average interest rate of 5.26%. As of December 31, 2008, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our revolving credit facility and revolving construction credit facility (which had $262.7 million and $42.4 million of availability, respectively, as of February 12, 2009). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions, any payments under guarantee obligations and recurring capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. Recurring tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects.

Notwithstanding the ongoing turbulence and uncertainty in the global capital markets, such as widening credit spreads and tightening underwriting standards which have negatively impacted the availability of capital across many industries, we anticipate that our available cash and cash equivalents and cash flows from operating activities, with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements. As a result of the expected one-year extension of our revolving credit facility, we will have sufficient borrowing availability under our revolving credit facility to retire the approximate $123.0 million of debt, as measured at February 12, 2009, that will mature (including approximately $7.3 million of required principal amortization payments relating to debt that matures in future years) during the remainder of 2009 and fund the remaining costs of our current development pipeline. If these sources of funds are insufficient or unavailable, our ability to pay distributions and satisfy other cash payments may be adversely affected. See “Item 1A. Risk Factors – Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions.”

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $58 million at December 31, 2008. A significant portion of these future expenditures are currently subject to binding contractual arrangements. Additionally, we may from time to time retire some or all of our remaining outstanding Preferred Stock through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our long-term liquidity needs through a combination of:

•	positive net cash flows from operating activities after payment of distributions and recurring capital expenditures;

•	unsecured borrowings under our existing revolving credit facility or new financing arrangements that we may obtain;

•

secured borrowings under existing construction facilities or new financing arrangements that we may obtain (at December 31, 2008, we had approximately $2.3 billion of unencumbered real estate assets at undepreciated cost);

•	the disposition of non-core assets;

•	the issuance by the Operating Partnership of unsecured debt securities;

•	the issuance of equity securities by the Company and the Operating Partnership; and

•

the sale or contribution of some of our Wholly Owned Properties, development projects and development land to strategic joint ventures to be formed with unrelated investors, which would have the net effect of generating additional capital through such sale or contributions.

Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The Company’s REIT taxable income, as determined by the federal tax laws, does not equal its net income under GAAP. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, that are generated as part of our capital recycling activity are subject to federal and state income tax unless such gains are distributed to stockholders. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. Although the minimum Common Stock dividend per share required for the Company to maintain its REIT status (excluding any net capital gains) was $0.76 and $0.54 in 2008 and 2007, respectively, our per share and per unit distributions during both years was $1.70.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable common stock, provided that stockholders have the option of receiving at least 10% of the total distribution in cash. The amount and composition of future distributions will be made at the discretion of the Company’s Board of Directors. For a discussion of the factors that will influence decisions of the Board of Directors regarding distributions, see “Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Financing Structure and Activity

In September 2008, the Company sold 5.5 million shares of Common Stock for net proceeds of $195.0 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed by the Company to the Operating Partnership in exchange for 5.5 million additional Common Units. A portion of the net proceeds of the offering were subsequently used to repurchase 53,845 8.625% Series A Cumulative Redeemable Preferred Shares for an aggregate purchase price of $52.5 million. The remaining net proceeds from the offering were used to reduce the borrowings then outstanding under our revolving credit facility.

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

Our $70.0 million secured construction facility, which bears interest at LIBOR plus 85 basis points, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. As of December 31, 2008, $16.6 million of borrowings were outstanding under the construction facility.

Our $450.0 million unsecured revolving credit facility is currently scheduled to mature on May 1, 2009. As permitted under the terms of the revolving credit facility, we have submitted our notice to extend the maturity date of the credit facility by one year. Upon payment of the extension fee and assuming no default exists at May 1, 2009, the facility will be extended until May 1, 2010. We depend on our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to sell additional assets or seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we would not be able to make new investments and could have difficulty repaying other debt.

The interest rate under our revolving credit facility is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Our revolving credit facility, term loan and revolving construction facilities are syndicated as follows (in thousands):

Name of Lender	Total Revolving Credit Commitment	(1)	Revolving Credit Facility Outstanding at December 31, 2008	Term Loan Participation at December 31, 2008	(2)	Total Construction Loan Commitment	(3)	Construction Loan Participation at December 31 2008
Bank of America, N.A.	$50,000		$18,111	$25,000		$—		$—
Branch Banking and Trust Co.	50,000		18,111	10,000		—		—
Wells Fargo/Wachovia Bank, N.A.	100,000		36,222	45,000		—		—
Emigrant Bank	35,000		12,678	—		—		—
Eurohypo AG, New York Branch	35,000		12,678	—		—		—
PNC Bank, N.A.	30,000		10,867	—		20,000		4,745
Regions Bank	30,000		10,867	25,000		20,000		4,744
Comerica Bank	25,000		9,056	—		—		—
RBC Bank	25,000		9,056	—		—		—
Union Bank of California, N.A.	25,000		9,056	10,000		15,000		3,558
US Bank	20,000		7,243	15,000		15,000		3,558
First Horizon Bank	15,000		5,433	7,500		—		—
Chevy Chase Bank	10,000		3,622	—		—		—
Total	$450,000		$163,000	$137,500		$70,000		$16,605

(1)

Our $450.0 million unsecured revolving credit facility is currently scheduled to mature on May 1, 2009. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended.

(2)	Our $137.5 million three-year term loan is currently scheduled to mature on February 26, 2011.
(3)

Our $70.0 million secured construction facility is currently scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods.

We have $1.6 million of outstanding letters of credit as of December 31, 2008, which reduce the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2008 was $285.4 million.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information, particularly in light of the current dislocations in the credit markets. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

Covenant Compliance

The Operating Partnership has $400 million principal amount of 2017 bonds outstanding and $200 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Our revolving credit facility and our $137.5 million bank term loan due in February 2011 also require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value of no more than 60%. For purposes of the revolving credit facility, total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once each calendar year. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under the revolving credit facility. Upon an event of default, lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding and prohibit us from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

We are currently in compliance with all such covenants and requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay dividends. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying dividends.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2008 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,604,685	$340,053	$25,845	$147,337	$212,515	$240,607	$638,328
Interest payments	474,874	83,599	74,450	70,495	56,064	48,016	142,250
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	16,604	—	—	—	—	—	16,604
Tax increment financing bond	16,418	1,044	1,116	1,193	1,277	1,365	10,423
Capitalized ground lease obligation	1,152	—	—	—	—	—	1,152
Interest on financing obligations (2)	7,882	1,172	1,101	1,027	947	862	2,773
Capitalized Lease Obligations	134	97	30	7	—	—	—
Purchase Obligations:
Completion contracts	41,459	41,459	—	—	—	—	—
Operating Lease Obligations:
Operating ground leases	48,469	1,142	1,125	1,145	1,165	1,186	42,706
Other Long Term Obligations (in accounts payable, accrued expenses and other liabilities):
Plaza Colonnade lease guarantee	4	4	—	—	—	—	—
RRHWoods, LLC and Dallas County Partners lease guarantee	58	—	—	—	—	—	58
Industrial environmental guarantee	125	—	—	—	—	—	125
DLF payable	2,490	546	556	567	578	243	—
KC Orlando, LLC lease guarantee	226	97	97	32	—	—	—
KC Orlando, LLC accrued lease commissions, tenant improvements and building improvements	295	—	—	—	—	—	295
RRHWoods, LLC	303	—	22	—	—	—	281
Other disposition related accrued tenant improvements	37	37	—	—	—	—	—
Total	$2,215,215	$469,250	$104,342	$221,803	$272,546	$292,279	$854,995

(1)

Includes amounts outstanding at December 31, 2008, under our $450.0 million unsecured revolving credit facility, which is currently scheduled to mature on May 1, 2009. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended.

(2)

This amount does not include interest on SF-HIW Harborview Plaza, LP financing obligation which cannot be reasonably estimated for future periods. The interest expense on this financing obligation was $1.6 million and $2.6 million in 2008 and 2007, respectively.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the December 31, 2008 rates for the variable rate debt. The weighted average interest rate on the variable rate debt as of December 31, 2008 was 2.48%. For additional information about our mortgages and notes payable, see Note 5 to our Consolidated Financial Statements.

For additional information about our financing obligations, see Note 3 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations reflected in our Consolidated Balance Sheets, see Note 14 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt, fund other strategic initiatives and lessen the risks typically associated with owning 100.0% of a property. When we create a joint venture with a partner, we usually contribute cash or wholly owned assets to a newly formed entity in which we retain an equal or minority interest. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements. See Notes 1, 2 and 3 to our Consolidated Financial Statements.

As discussed in Note 1 to our Consolidated Financial Statements, we generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet and the results of operations of these joint ventures are not included on our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions to non-recourse liability in non-recourse loans.

As of December 31, 2008, our unconsolidated joint ventures had $834.9 million of total assets and $649.7 million of total liabilities as reflected in their financial statements. At December 31, 2008, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 36.8%. During 2008, these unconsolidated joint ventures earned $11.1 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $5.9 million. For additional information about our unconsolidated joint venture activity, see Note 2 to the Company’s Consolidated Financial Statements.

As of December 31, 2008, our unconsolidated joint ventures had $616.1 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in the following paragraphs. The following table sets forth the scheduled maturities of the Company’s proportionate share of the outstanding debt of its unconsolidated joint ventures as of December 31, 2008 ($ in thousands):

2009	$6,789
2010	9,518
2011	6,215
2012	42,012
2013	23,482
Thereafter	158,670
	$246,686	(1)

(1)

This amount includes $1.6 million related to the outstanding debt of a 261,000 square foot office property owned directly by the Company, and thus is included in the Company’s Consolidated Financial Statements, but is not included in the Operating Partnership’s Consolidated Financial Statements.

We guarantee $8.6 million of debt of a consolidated affiliate of the RRH Woods, LLC joint venture. This guarantee was entered into prior to the January 1, 2003 effective date of FIN 45 for initial recognition and measurement and therefore, no liability for the debt guarantee was recorded at December 31, 2008 or 2007. Our maximum potential exposure under this guarantee was $8.6 million at December 31, 2008. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets. This guarantee is scheduled to expire in November 2015.

To facilitate a financing by the RRH Woods, LLC joint venture, we guarantee $3.1 million relating to a letter of credit and a corresponding master lease. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. During 2008, 2007 and 2006, we made master lease payments of $0.1 million, $0.1 million and $39,000, respectively. As a result of this guarantee, we have recorded $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007. Our maximum potential exposure under this guarantee was $3.1 million at December 31, 2008. This guarantee is currently scheduled to expire in August 2010.

To facilitate a financing by the RRH Woods, LLC joint venture, we guarantee $3.3 million of the joint venture’s debt. Because the joint venture currently is expected to generate sufficient cash flow to cover the required debt service, no liability for this guarantee was recorded at December 31, 2008 or 2007. In addition, we agreed to a master lease for 50% of the debt service should the joint venture not generate sufficient cash flow to cover the required debt service. As a result of this master lease, we have recorded $22,000 and $30,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this guarantee was $3.3 million at December 31, 2008. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets. This guarantee is currently scheduled to expire in November 2009, but at the option of the joint venture may be extended to November 2011.

To facilitate a financing by the RRH Woods, LLC and Dallas County Partners joint ventures, we agreed to master lease certain vacant space and guarantee $0.8 million of debt. No master lease payments were necessary in 2008 or 2007. Because the joint ventures currently are expected to generate sufficient cash flow to cover the required debt service, no liability for the debt guarantee was recorded at December 31, 2008 or 2007. As a result of this master lease, we have recorded $58,000 and $68,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this master lease was $1.6 million at December 31, 2008. Our maximum potential exposure under the debt guarantee was $0.8 million at December 31, 2008. This guarantee is currently scheduled to expire in June 2014.

To facilitate a financing by the Plaza Colonnade, LLC joint venture, we agreed to master lease 30,772 square feet through December 2009. As a result of this master lease, we have recorded $4,000 and $8,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this master lease was $0.4 million at December 31, 2008.

On February 22, 2007, Weston Lakeside, LLC, an unconsolidated affiliate, sold 332 rental residential units to a third party for gross proceeds of $45.0 million and paid off all of its outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and we recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to our joint venture partner’s preferred return as the developer. We received aggregate net distributions of $6.2 million. Weston Lakeside, LLC has been dissolved.

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

Financing Arrangements

- SF-HIW Harborview Plaza, LP

Our joint venture partner in SF-HIW Harborview Plaza, LP (“Harborview LP”) has the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation together with the valuation allowance was $16.6 million at December 31, 2008. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($70,000 and $0.1 million was expensed during the years ended December 31, 2007 and 2006, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

- Eastshore

In connection with the disposition in 2002 of three buildings located in Richmond, VA (the “Eastshore” transaction), we guaranteed any shortfalls that were incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Because the guarantees covered the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time, and therefore, we accounted for the transaction originally as a financing arrangement. In July 2005, we recorded the transaction as a completed sale when the maximum exposure to loss under the guarantees became less than the related deferred gain. Gain of $3.6 million was recognized in 2006 and $3.3 million in gain was recognized in 2007 as the maximum exposure under the guarantees was reduced. Payments made under rent guarantees after July 2005 were recorded as a reduction of the deferred gain.

- Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to an office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is shown as a financing obligation in our Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments.

In December 2007, we acquired for $20.9 million the remaining outstanding bonds, at par value, that were issued by a municipal authority in connection with this tax increment financing. These available for-sale securities are carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The fair value of these bonds has been below carrying value for two quarters due to the current dislocations in the credit markets. We believe these bonds will recover in value in the future due to the quality of the underlying collateral.

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

Prior to 2007, we entered into certain interest rate hedging arrangements which were designated as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.8 million and $0.9 million and is included in accumulated other comprehensive loss (“AOCL”) as of December 31, 2008 and 2007, respectively. This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income.

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges. Accordingly, the swaps were accounted for as non-hedge derivatives as of December 31, 2007. An aggregate unrealized loss of $0.2 million was recognized during 2007 and an aggregate unrealized gain of $0.2 million was recognized in 2008 for these two swaps. These swaps matured in 2008.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. The counterparty under the $30.0 million swap was PNC Bank, N.A. and the counterparty under the $20.0 million swap was Bank of America, N.A. These swaps were designated as hedges and are being accounted for as cash flow hedges. These swaps matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated as a hedge and is being accounted for as a cash flow hedge.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated as a hedge and is being accounted for as a cash flow hedge.

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

The policies and estimates used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2008. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Impairment of long-lived assets;

•	Sales of real estate;

•	Discontinued operations;

•	Allowance for doubtful accounts; and

•	Property operating expense recoveries.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost in our Consolidated Balance Sheets. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at amortized cost in our Consolidated Balance Sheets. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred. Changes in our estimates regarding the successful efforts of leasing could result in changes that impact earnings.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities. We allocate the purchase price to the acquired assets and assumed liabilities based on their relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded in prepaid expenses and other assets or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in net real estate assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases.

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases.

Real estate and other assets are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when we believe a sale is probable. We believe a sale is probable when we execute a legally enforceable contract on terms that have been approved by the Company’s Board or a committee thereof and the probable buyer’s due diligence investigation period, if any, has expired. This determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

With respect to investments in unconsolidated affiliates, if events or changes in circumstances, such as a significant decline in occupancy, degradation of economic conditions or change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether a loss in value of an investment which is other than a temporary decline should be recorded.

Sales of Real Estate

For sales transactions meeting the requirements for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have or receive an interest are accounted for using partial sale accounting.

For transactions that do not meet the criteria for a sale, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting, rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing arrangement. For transactions treated as financing arrangements, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are reflected as interest expense on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the then current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit is recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our total receivables balance related to our tenants is comprised primarily of rents and operating cost recoveries as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our tenant, historical trends of the tenant and/or other debtor and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Property Operating Expense Recoveries

Property operating cost recoveries from tenants (or cost reimbursements) are determined on a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, where the tenant pays its pro-rata share of operating and administrative expenses and real estate taxes.

The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements quarterly. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

FUNDS FROM OPERATIONS ("FFO")

The Company believes that FFO and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

FFO and FFO per share as disclosed by other REITs may not be comparable to the Company’s calculation of FFO and FFO per share as described below. However, you should be aware that FFO and FFO per share are non-GAAP financial measures and therefore do not represent net income or net income per share as defined by GAAP. Net income and net income per share as defined by GAAP are the most relevant measures in determining the Company’s operating performance because FFO and FFO per share include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Furthermore, FFO per share does not depict the amount that accrues directly to the stockholders’ benefit. Accordingly, FFO and FFO per share should never be considered as alternatives to net income or net income per share as indicators of the Company’s operating performance.

The Company’s calculation of FFO, which it believes is consistent with the calculation of FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and which appropriately excludes the cost of capital improvements and related capitalized interest, is as follows:

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

Further, in calculating FFO, the Company adds back minority interest in the income from the Operating Partnership, which the Company believes is consistent with standard industry practice for REITs that operate through an UPREIT structure. The Company believes that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of its Common Stock.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table (in thousands, except per share amounts):

	Years Ended December 31,
	2008		2007		2006
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$31,992		$90,745		$53,744
Dividends to preferred stockholders	(9,804)		(13,477)		(17,063)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(108)		(2,285)		(1,803)
Net income available for common stockholders	22,080	$0.37	74,983	$1.31	34,878	$0.62
Add/(Deduct):
Depreciation and amortization of real estate assets	124,822	1.98	117,836	1.91	107,897	1.76
(Gains) on disposition of depreciable properties	(126)	—	(3,952)	(0.06)	(4,114)	(0.07)
Minority interest from the Operating Partnership in income from operations	293	—	2,868	—	1,453	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	12,751	0.20	13,438	0.22	11,191	0.18
(Gains) on disposition of depreciable properties	—	—	(7,158)	(0.12)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	853	0.01	3,610	0.06	7,337	0.12
(Gains) on disposition of depreciable properties	(18,485)	(0.29)	(34,861)	(0.57)	(15,082)	(0.24)
Minority interest from the Operating Partnership in income from discontinued operations	1,284	—	2,803	—	1,725	—
Release of FASB FIN 48 tax liability	—	—	(1,473)	(0.02)	—	—
Funds from operations	$143,472	$2.27	$168,094	$2.73	$145,285	$2.37

Weighted average shares outstanding (1)	63,238		61,547		61,362

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

As of December 31, 2008, we had $1,283.3 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2008 was $1,016.3 million. If interest rates increase by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2008 would decrease by approximately $34.1 million. If interest rates decrease by 100 basis points, the aggregate fair market value of our fixed rate debt as of December 31, 2008 would increase by approximately $35.9 million.

As of December 31, 2008, we had $196.4 million of variable rate debt outstanding that was not protected by interest rate swaps. If the weighted average interest rate on this variable rate debt is 100 basis points higher or lower during the 12 months ended December 31, 2008, our interest expense relating to this debt would be increased or decreased approximately $2.0 million.

As of December 31, 2008, we had floating-to-fixed interest rate swaps with respect to an aggregate of $125.0 million of borrowings outstanding under our revolving credit facility, term loan or other floating rate debt. The swaps fix the underlying LIBOR rate under which interest on such borrowings is based at a weighted average of 2.776% as of December 31, 2008. If LIBOR interest rates increase or decrease by 100 basis points, the aggregate fair market value of the swaps as of December 31, 2008 would increase by $0.9 million or decrease by $0.8 million, respectively. In January 2009, two of our interest rate swaps with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt matured.

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

ITEM 8. FINANCIAL STATEMENTS

See page 55 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

GENERAL

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Edward J. Fritsch, the Company’s President and Chief Executive Officer, and Terry L. Stevens, the Company’s Senior Vice President and Chief Financial Officer.

The CEO and CFO evaluations of our controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees in our internal audit department;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO’s and CFO’s evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of the Company’s Board of Directors.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal

Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, as of December 31, 2008, our internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Pursuant to temporary SEC rules, we are not required to include in this Annual Report an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highwoods Properties, Inc.

Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 27, 2009

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DISCLOSURE CONTROLS AND PROCEDURES

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO believe that our disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company is the sole general partner of the Operating Partnership. Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2009. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of the Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firms is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2009.

PART IV

ITEM 15. EXHIBITS

FINANCIAL STATEMENTS

Reference is made to the Index of Financial Statements on page 55 for a list of the consolidated financial statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

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

10.3	Amended and Restated 1994 Stock Option Plan (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.4	Amendment to Amended and Restated 1994 Stock Option Plan

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

10.7	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.8	Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Edward J. Fritsch

10.9	Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Michael E. Harris

10.10	Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Terry L Stevens

10.11	Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Gene H. Anderson

10.12	Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Jeffrey D. Miller

21	Schedule of subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP for Highwoods Properties, Inc.

23.2	Consent of Deloitte & Touche LLP for Highwoods Realty Limited Partnership

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

All other schedules are omitted because they are not applicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Highwoods Properties, Inc.

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 27, 2009

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets:
Real estate assets, at cost:
Land	$352,872	$357,841
Buildings and tenant improvements	2,819,844	2,708,989
Development in process	61,938	101,661
Land held for development	98,946	103,365
	3,333,600	3,271,856
Less-accumulated depreciation	(714,224)	(649,765)
Net real estate assets	2,619,376	2,622,091
For-sale residential condominiums	24,284	—
Real estate and other assets, net, held for sale	1,242	10,466
Cash and cash equivalents	13,757	3,140
Restricted cash	2,258	15,896
Accounts receivable, net of allowance of $1,281 and $935, respectively	23,687	23,521
Notes receivable, net of allowance of $459 and $68, respectively	3,602	5,226
Accrued straight-line rents receivable, net of allowance of $2,082 and $440, respectively	79,979	74,427
Investment in unconsolidated affiliates	67,723	58,046
Deferred financing and leasing costs, net of accumulated amortization of $52,586 and $48,360, respectively	73,216	72,188
Prepaid expenses and other assets	37,046	41,954
Total Assets	$2,946,170	$2,926,955

Liabilities, Minority Interest and Stockholders' Equity:
Mortgages and notes payable	$1,604,685	$1,641,987
Accounts payable, accrued expenses and other liabilities	135,609	157,766
Financing obligations	34,174	35,071
Total Liabilities	1,774,468	1,834,824
Commitments and Contingencies (see Note 14)
Minority interest in the Operating Partnership	65,635	63,294
Minority interest in consolidated affiliates	6,176	6,804
Stockholders' Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 and 82,937 shares issued and outstanding at December 31, 2008 and 2007, respectively	29,092	82,937
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding at both December 31, 2008 and 2007	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
63,571,705 and 57,167,193 shares issued and outstanding at December 31, 2008 and 2007, respectively	636	572
Additional paid-in capital	1,661,736	1,448,055
Distributions in excess of net earnings	(639,281)	(561,093)
Accumulated other comprehensive loss	(4,792)	(938)
Total Stockholders' Equity	1,099,891	1,022,033
Total Liabilities, Minority Interest and Stockholders' Equity	$2,946,170	$2,926,955

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Rental and other revenues	$461,003	$428,446	$401,304
Operating expenses:
Rental property and other expenses	165,733	153,407	146,642
Depreciation and amortization	126,767	120,254	110,984
Impairment of assets held for use	32,846	789	—
General and administrative	38,043	41,570	37,309
Total operating expenses	363,389	316,020	294,935
Interest expense:
Contractual	92,858	93,992	94,229
Amortization of deferred financing costs	2,716	2,415	2,375
Financing obligations	2,918	3,930	4,162
	98,492	100,337	100,766
Other income/(expense):
Interest and other income	3,832	6,393	6,973
Settlement of tenant bankruptcy claim	—	—	1,581
Loss on debt extinguishments	—	—	(494)
	3,832	6,393	8,060
Income before disposition of property and condominiums, insurance gain,
minority interest and equity in earnings of unconsolidated affiliates	2,954	18,482	13,663
Net gains on disposition of property	781	20,562	16,157
Gains on for-sale residential condominiums	5,617	—	—
Gain from property insurance settlement	—	4,128	—
Minority interest	(2,334)	(3,547)	(2,058)
Equity in earnings of unconsolidated affiliates	5,878	13,110	6,841
Income from continuing operations	12,896	52,735	34,603
Discontinued operations:
Income from discontinued operations, net of minority interest	1,773	4,525	5,283
Net gains on sales of discontinued operations, net of minority interest	17,323	32,012	13,858
Release of tax liability	—	1,473	—
	19,096	38,010	19,141
Net income	31,992	90,745	53,744
Dividends on preferred stock	(9,804)	(13,477)	(17,063)
Excess of preferred stock redemption/repurchase cost over carrying value	(108)	(2,285)	(1,803)
Net income available for common stockholders	$22,080	$74,983	$34,878
Net income per common share - basic:
Income from continuing operations	$0.05	$0.66	$0.29
Income from discontinued operations	0.33	0.67	0.35
Net income	$0.38	$1.33	$0.64
Weighted average common shares outstanding - basic	58,803	56,444	54,489
Net income per common share - diluted:
Income from continuing operations	$0.05	$0.65	$0.28
Income from discontinued operations	0.32	0.66	0.34
Net income	$0.37	$1.31	$0.62
Weighted average common shares outstanding - diluted	63,238	61,547	61,362
Dividends declared per common share	$1.70	$1.70	$1.70

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

For the Years Ended December 31, 2008, 2007 and 2006

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Deferred Compen- sation	Accum- ulated Other Compre- hensive Loss	Distri- butions in Excess of Net Earnings	Total
Balance at December 31, 2005	54,028,507	$540	$104,945	$142,500	$1,419,683	$(3,936)	$(2,212)	$(479,901)	$1,181,619
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123(R)	-	-	-	-	(3,936)	3,936	-	-	-
Issuances of Common Stock	1,975,628	21	-	-	42,784	-	-	-	42,805
Conversions of warrants to shares	83,941	-	-	-	-	-	-	-	-
Common Stock dividends	-	-	-	-	-	-	-	(93,075)	(93,075)
Preferred Stock dividends	-	-	-	-	-	-	-	(17,063)	(17,063)
Adjustments to minority interest in the Operating Partnership	-	-	-	-	(14,726)	-	-	-	(14,726)
Issuances of restricted stock, net	123,072	-	-	-	-	-	-	-	-
Redemptions/repurchases of Preferred Stock	-	-	-	(50,000)	1,803	-	-	(1,803)	(50,000)
Amortization of restricted stock and stock options	-	1	-	-	3,729	-	-	-	3,730
Comprehensive income:
Net income	-	-	-	-	-	-	-	53,744	53,744
Other comprehensive income	-	-	-	-	-	-	697	-	697
Total comprehensive income									54,441
Balance at December 31, 2006	56,211,148	562	104,945	92,500	1,449,337	-	(1,515)	(538,098)	1,107,731
Cumulative effect adjustment resulting from the adoption of FASB Interpretation No. 48	-	-	-	-	-	-	-	(1,424)	(1,424)
Issuances of Common Stock	692,281	7	-	-	7,060	-	-	-	7,067
Conversions of Common Units to Common Stock	55,836	1	-	-	2,165	-	-	-	2,166
Common Stock dividends	-	-	-	-	-	-	-	(96,554)	(96,554)
Preferred Stock dividends	-	-	-	-	-	-	-	(13,477)	(13,477)
Adjustments to minority interest in the Operating Partnership	-	-	-	-	(17,573)	-	-	-	(17,573)
Issuances of restricted stock, net	207,928	-	-	-	-	-	-	-	-
Redemptions/repurchases of Preferred Stock	-	-	(22,008)	(40,000)	2,037	-	-	(2,285)	(62,256)
Amortization of restricted stock and stock options	-	2	-	-	5,029	-	-	-	5,031
Comprehensive income:
Net income	-	-	-	-	-	-	-	90,745	90,745
Other comprehensive income	-	-	-	-	-	-	577	-	577
Total comprehensive income									91,322
Balance at December 31, 2007	57,167,193	572	82,937	52,500	1,448,055	-	(938)	(561,093)	1,022,033
Issuances of Common Stock	6,171,621	62	-	-	209,922	-	-	-	209,984
Conversions of Common Units to Common Stock	66,814	1	-	-	2,021	-	-	-	2,022
Common Stock dividends	-	-	-	-	-	-	-	(100,268)	(100,268)
Preferred Stock dividends	-	-	-	-	-	-	-	(9,804)	(9,804)
Adjustments to minority interest in the Operating Partnership	-	-	-	-	(6,432)	-	-	-	(6,432)
Issuances of restricted stock, net	166,077	-	-	-	-	-	-	-
Redemptions/repurchases of Preferred Stock	-	-	(53,845)	-	1,454	-	-	(108)	(52,499)
Amortization of restricted stock and stock options	-	1	-	-	6,716	-	-	-	6,717
Comprehensive income:
Net income	-	-	-	-	-	-	-	31,992	31,992
Other comprehensive income/(loss)	-	-	-	-	-	-	(3,854)	-	(3,854)
Total comprehensive income									28,138
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,661,736	$-	$(4,792)	$(639,281)	$1,099,891

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$31,992	$90,745	$53,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,299	109,546	103,775
Amortization of lease commissions	15,321	14,318	14,546
Amortization of lease incentives	1,041	962	828
Amortization of restricted stock and stock options	6,717	5,031	3,730
Amortization of deferred financing costs	2,716	2,415	2,375
Amortization of accumulated other comprehensive loss	181	577	697
Impairment of assets held for use	32,846	789	2,600
Loss on debt extinguishments	—	—	494
Net gains on disposition of property	(19,266)	(55,039)	(31,239)
Gains on disposition of for-sale residential condominiums	(5,617)	—	—
Gain from property insurance settlement	—	(4,128)	—
Minority interest	3,618	6,350	3,783
Equity in earnings of unconsolidated affiliates	(5,878)	(13,110)	(6,841)
Release of tax liability	—	(1,424)	—
Changes in financing obligations	80	454	1,191
Distributions of earnings from unconsolidated affiliates	5,994	4,462	7,748
Changes in operating assets and liabilities:
Accounts receivable	(1,876)	481	2,805
Prepaid expenses and other assets	(352)	(2,152)	(3,626)
Accrued straight-line rents receivable	(5,963)	(7,418)	(8,592)
Accounts payable, accrued expenses and other liabilities	(16,031)	8,804	(2,493)
Net cash provided by operating activities	157,822	161,663	145,525
Investing activities:
Additions to real estate assets and deferred leasing costs	(231,422)	(287,491)	(222,030)
Proceeds from disposition of property	64,858	144,646	260,221
Proceeds from property insurance settlement	—	4,940	—
Proceeds from for-sale residential condominiums	27,140	—	—
Distributions of capital from unconsolidated affiliates	3,214	19,258	11,888
Net repayments of notes receivable	1,624	2,918	1,361
Contributions to unconsolidated affiliates	(12,741)	(4,716)	(100)
Cash assumed upon consolidation of unconsolidated affiliate	—	—	645
Changes in restricted cash and other investing activities	12,984	(30,259)	12,749
Net cash (used in)/provided by investing activities	(134,343)	(150,704)	64,734
Financing activities:
Distributions on Common Stock and Common Units	(106,957)	(103,718)	(101,783)
Redemptions/repurchases of Preferred Stock	(52,499)	(62,256)	(50,000)
Dividends on Preferred Stock	(9,804)	(13,477)	(17,063)
Distributions to minority partners in consolidated affiliates	(3,293)	(2,404)	(737)
Net proceeds from the sale of Common Stock	209,984	7,067	42,805
Repurchases of Common Units	(3,293)	(27,468)	(26,482)
Borrowings on revolving credit facility	462,183	399,800	662,000
Payments on revolving credit facility	(526,983)	(545,500)	(479,000)
Borrowings on mortgages and notes payable	192,300	424,431	68,625
Repayments of mortgages and notes payable	(173,259)	(101,970)	(289,188)
Payments on financing obligations	(977)	(913)	(863)
Contributions from minority interest partner	625	5,651	760
Additions to deferred financing costs	(889)	(3,752)	(3,855)
Net cash used in financing activities	(12,862)	(24,509)	(194,781)
Net increase/(decrease) in cash and cash equivalents	10,617	(13,550)	15,478
Cash and cash equivalents at beginning of the period	3,140	16,690	1,212
Cash and cash equivalents at end of the period	$13,757	$3,140	$16,690

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows - Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2008	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,579, $2,148 and $1,614 for 2008, 2007 and 2006, respectively)	$97,518	$88,867	$96,284

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2008	2007	2006
Assets:
Net real estate assets	$15,251	$—	$34,852
Restricted cash	—	—	(1,865)
Accounts receivable	—	—	102
Notes receivable	—	—	—
Accrued straight-line rents receivable	—	—	962
Investment in unconsolidated affiliates	—	—	(1,938)
Deferred leasing costs, net	—	—	287
Prepaid expenses and other	(2,621)	—	—
	$12,630	$—	$32,400

Liabilities:
Mortgages and notes payable	$8,349	$—	$31,076
Accounts payable, accrued expenses and other liabilities	1,992	—	(1,652)
Financing obligation	—	—	1,048
	$10,341	$—	$30,472

Minority Interest and Stockholders’ Equity	$2,289	$—	$1,928

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

The Company is the sole general partner of the Operating Partnership. At December 31, 2008, the Company owned all of the preferred partnership interests (“Preferred Units”) and 63.6 million, or 94.0%, of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

In 2008, the Company redeemed 106,613 Common Units for $3.3 million in cash, redeemed 66,814 Common Units for a like number of shares of Common Stock, contributed $195.0 million from the sale of Common Stock to the Operating Partnership in exchange for 5.5 million additional Common Units and caused the issuance by the Operating Partnership of 183,587 Common Units as part of the consideration to acquire a 135,000 square foot office building in Memphis, TN. The net impact of the above activity increased the percentage of Common Units owned by the Company from 93.3% at December 31, 2007 to 94.0% at December 31, 2008. In 2007, the Company redeemed 620,361 Common Units for $27.5 million in cash and redeemed 55,836 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 92.2% at December 31, 2006 to 93.3% at December 31, 2007.

As of December 31, 2008, the Company and/or the Operating Partnership wholly owned: 311 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional eight office and industrial properties under development and 74 for-sale condominiums. In addition, we owned interests (50.0% or less) in 72 in-service office and industrial properties and 418 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. Five of the 50.0% or less owned in-service office properties are consolidated as more fully described below and in Notes 2 and 3 to our Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described below and in Notes 4 and 11, the Consolidated Balance Sheet at December 31, 2007 and the Consolidated Statements of Income for the years ended December 31, 2007 and 2006 were reclassified from previously reported amounts to reflect in real estate and other assets, net, held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in 2008 which qualified for discontinued operations presentation.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. In addition, we consolidate those entities, if any, where we are deemed to be the primary beneficiary in a variable interest entity. All significant intercompany transactions and accounts have been eliminated.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost in our Consolidated Balance Sheets. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at amortized cost in our Consolidated Balance Sheets. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. At December 31, 2008 and 2007, gross deferred leasing costs were $111.1 million and $106.4 million, respectively, and accumulated amortization was $44.8 million and $43.0 million, respectively. Estimated costs related to unsuccessful activities are expensed as incurred. Changes in our estimates regarding the successful efforts of leasing could result in changes that impact earnings.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities. We allocate the purchase price to the acquired assets and assumed liabilities based on their relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded in prepaid expenses and other assets or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in net real estate assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases.

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases.

Real estate and other assets are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when we believe a sale is probable. We believe a sale is probable when we execute a legally enforceable contract on terms that have been approved by the Company’s Board or a committee thereof and the probable buyer’s due diligence investigation period, if any, has expired. This determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets

With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

With respect to investments in unconsolidated affiliates, if events or changes in circumstances, such as a significant decline in occupancy, degradation of economic conditions or change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether a loss in value of an investment which is other than a temporary decline should be recorded.

Sales of Real Estate

For sales transactions meeting the requirements for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have or receive an interest are accounted for using partial sale accounting.

For transactions that do not meet the criteria for a sale, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting, rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing arrangement. For transactions treated as financing arrangements, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are reflected as interest expense on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the then current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit is recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a tenant as an incentive to sign the lease, are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Minority Interest

Minority interest in the Operating Partnership in the accompanying Consolidated Financial Statements relates to the ownership by various individuals and entities other than the Company of Common Units in the Operating Partnership. As of December 31, 2008, minority interest in the Operating Partnership consisted of approximately 4.1 million Common Units, which had an aggregate market value of $111.3 million based on the $27.36 per share closing price of the Common Stock as of such date. Minority interest expense is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income after deducting distributions on Preferred Units. The result is the amount of minority interest expense recorded for the period. In addition, when a minority unitholder redeems a Common Unit for a share of Common Stock or cash, the minority interest in the Operating Partnership is reduced and the Company’s share in the Operating Partnership is increased. At the end of each reporting period, the Company determines the amount that represents the minority unitholders’ share of the book value of the net assets of the Operating Partnership and compares this amount to the minority interest in the Operating Partnership balance that resulted from transactions during the period involving minority interest. The Company adjusts the minority interest in the Operating Partnership to the computed share of net assets with an offsetting adjustment to the Company’s additional paid in capital.

Minority interest in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”), 7.0% interest in Real Estate Exchange Services (“REES”), which was effectively dissolved in July 2008, and estimated 25.0% economic interest in Plaza Residential, LLC. Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and control the major operating and financial policies of the partnership. We consolidate REES and Plaza Residential since we own the majority interest in and effectively control each joint venture.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of minority interest distributions would have been approximately $15.3 million had the entity been liquidated as of December 31, 2008. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the minority interest holder.

Investments in Unconsolidated Affiliates

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in earnings of unconsolidated affiliates.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

From time to time, we contribute real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. We assess whether we have continuing involvement in the joint venture and account for the transaction according to the nature and extent of such involvement. If substantially all the risks and rewards of ownership have transferred and there are no other activities which would represent continuing involvement with the property, a gain is recognized to the extent of the third party investor’s interest and we account for our interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. If substantially all the risks and rewards of ownership of the property have not transferred or there are activities which would represent continuing involvement with the property, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a sale. See also “Sales of Real Estate” above.

Additionally, the joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt (see Note 14 for further discussion). In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

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

The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements quarterly. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our total receivables balance related to our tenants is comprised primarily of rents and operating cost recoveries as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the tenant, historical trends of the tenant and/or other debtor and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. They include security deposits from sales contracts on for-sale residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements, and deposits given to lenders to unencumber secured properties.

Income Taxes

We have elected and expect to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, we are required to pay dividends to our stockholders equal to at least 90.0% of our annual REIT taxable income, excluding capital gains. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash.

The minimum dividend per share of Common Stock required for us to maintain our REIT status (excluding any net capital gains) was $0.76 per share in 2008 and $0.54 per share in 2007. Continued qualification as a REIT depends on our ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. We conduct certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its taxable income. We record provisions for income taxes based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, we began to recognize and measure the effects of uncertain tax positions.

The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.4 billion and $1.7 billion, respectively, at December 31, 2008 and was approximately $2.3 billion and $1.8 billion, respectively, at December 31, 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Concentration of Credit Risk

We perform ongoing credit evaluations of our tenants. As of December 31, 2008, the properties (excluding rental residential units) to which we directly or indirectly hold title and have all of the ownership rights (the “Wholly Owned Properties”) were leased to 1,825 tenants in nine primary geographic locations. The geographic locations that comprise greater than 10% of our annualized cash rental revenue are North Carolina, Georgia, Tennessee, Florida and Missouri. Our tenants engage in a wide variety of businesses. No single tenant of the Wholly Owned Properties generated more than 7.5% of our consolidated revenues during 2008.

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

We recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge) or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedges are effective, are recorded in Accumulated Other Comprehensive Loss (“AOCL”), until earnings are affected by the hedged transaction (i.e., until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in an approximation of value, and such value may never be realized.

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

We are exposed to certain losses in the event of nonperformance by the counterparty under any outstanding hedge contracts. We expect the counter parties, which are major financial institutions, to perform fully under any such contracts. However, if any counterparty were to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share is computed by dividing net income available for common stockholders plus minority interest in the Operating Partnership by the weighted average number of shares of Common Stock plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Earnings per share data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which addresses principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) becomes effective for us on January 1, 2009. SFAS No. 141(R) will reduce the capitalizable costs for any qualifying acquisitions subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and presentation standards for a noncontrolling interest in a subsidiary and amends certain of ARB No. 51’s consolidation procedures for consistency with other business combination standards. SFAS No. 160 becomes effective for us on January 1, 2009. SFAS No. 160 will affect the presentation of minority interest in our Consolidated Balance Sheets, Statements of Income and Statements of Stockholders’ Equity for all periods presented subsequent to January 1, 2009. Additionally, we are currently evaluating the impact SFAS No. 160 may have on redemptions of Common Units.

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 becomes effective for us on January 1, 2009. We will include our unvested restricted stock in our calculation of basic and diluted earnings per share beginning in the first quarter of 2009 as a result of FSP EITF No. 03-6-1, which we believe will immaterially dilute our common stockholders.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). This FSP is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will expand our disclosures related to our derivative instruments and guarantees within the scope of FIN 45 beginning in the first quarter of 2009 as a result of FSP SFAS No. 133-1 and FIN 45-4.

In November 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which addresses determination of the initial carrying value of an equity method investment and subsequent determination of impairment among other issues This EITF is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We will apply the provisions of this EITF to our equity method investments beginning in the first quarter of 2009, which we do not believe will have a material effect on our financial position.

2.	INVESTMENTS

Unconsolidated Affiliates

We have retained equity interests ranging from 12.5% to 50.0% in various joint ventures with unrelated investors. We account for these unconsolidated affiliates using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

Investments in unconsolidated affiliates consisted of the following as of December 31, 2008:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
4600 Madison Associates, LLC	Kansas City, MO	12.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LP	Des Moines, IA	50.00%
Dallas County Partners II, LP	Des Moines, IA	50.00%
Dallas County Partners III, LP	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS- Continued

Combined summarized financial information for our unconsolidated affiliates is as follows:

	December 31,
	2008	2007
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$719,245	$626,844
All other assets	115,688	111,317
Total Assets	$834,933	$738,161

Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$616,145	$558,757
All other liabilities	33,546	32,225
Partners’ or shareholders’ equity	185,242	147,179
Total Liabilities and Partners’ or Shareholders’ Equity	$834,933	$738,161

Our share of historical partners’ or shareholders’ equity	$37,592	$28,383
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation (2)	18,452	18,856
Carrying value of investments in unconsolidated affiliates (3)	$56,044	$47,239

Our share of unconsolidated non-recourse mortgage debt (1)	$246,686	$233,920

(1)  Our share of principal payments, including amortization, due on mortgages and notes payable as of December 31, 2008 is as follows:

2009	$6,789
2010	9,518
2011	6,215
2012	42,012
2013	23,482
Thereafter	158,670
$246,686

We generally are not liable for any of this debt, except to the extent of our investment, unless we have directly guaranteed any of the debt (see Note 14 to our Consolidated Financial Statements). In most cases, we and/or our strategic partners are required to agree to customary limited exceptions on non-recourse loans.

(2)

This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.

(3)

During the third quarter of 2006, three of our Des Moines joint ventures made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. Although the new debt is non-recourse, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, as discussed in Note 14. We recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $11.7 million and $10.8 million in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS- Continued

	Years Ended December 31,
	2008	2007	2006
Income Statements:
Rental and other revenues	$161,593	$143,594	$139,511
Expenses:
Operating expenses	79,647	62,194	60,638
Depreciation and amortization	34,702	30,896	29,007
Interest expense	36,117	34,259	33,768
Loss on debt extinguishment	—	—	1,448
Total expenses	150,466	127,349	124,861
Income before disposition of properties	11,127	16,245	14,650
Gains on disposition of properties	—	20,621	—
Net income	$11,127	$36,866	$14,650
Our share of:
Net income (1)	$5,878	$13,110	$6,841
Depreciation and amortization of real estate assets	$12,751	$13,438	$11,191
Interest expense	$14,587	$14,415	$14,170
Loss on debt extinguishment	$—	$—	$724
Gain on disposition of properties	$—	$7,158	$—

______________

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

The following summarizes our unconsolidated affiliates:

- Board of Trade Investment Company; Kessinger/Hunter, LLC; 4600 Madison Associates, LP

We have a 49.0% interest in Board of Trade Investment Company, a 26.5% interest in Kessinger/Hunter, LLC and a 12.5% interest in 4600 Madison Associates, L.P. We are the property manager for the Board of Trade Investment Company and 4600 Madison Associates, L.P. joint ventures, for which we receive property management fees. In addition, Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides property management, leasing, brokerage and certain construction related services to certain of our Wholly Owned Properties. Kessinger/Hunter, LLC received $2.6 million, $3.8 million and $2.3 million from us for these services in 2008, 2007 and 2006, respectively.

- Des Moines Joint Ventures

We have a 50.0% ownership interest in RRHWoods, LLC, Dallas County Partners I, LP, Dallas County Partners II, LP, Dallas County Partners III, LP and Fountain Three, a series of joint ventures with R&R Investors relating to properties in Des Moines, Iowa. Our partner is the managing partner and receives management and leasing fees from the joint ventures.

- Highwoods DLF 98/29, LLC

We have a 22.81% interest in a joint venture (“DLF I”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”). We are the property manager and leasing agent of DLF I’s properties and receive customary management and leasing fees. At the formation of this joint venture, DLF contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to DLF over time, as discussed in Note 14.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS- Continued

In March 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. We recorded $2.1 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates.

In May 2007, DLF I acquired Eola Park Centre, a 167,000 square foot office building in Orlando, Florida, for $39.3 million. In June 2007, the joint venture obtained a $27.7 million loan secured by Eola Park Centre. Simultaneously with DLF I’s acquisition of Eola Park Centre, we separately acquired an adjacent parcel of development land for $2.0 million on a wholly-owned basis.

- Highwoods DLF 97/26 DLF 99/32, L.P.

We have a 42.93% interest in a joint venture (the “DLF II Joint Venture”) with Dreilander-Fonds 97/26 and 99/32 (“DLF II”). We are the property manager and leasing agent of the DLF II Joint Venture’s properties and receive customary management and leasing fees.

- Highwoods-DLF Forum, LLC

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25.0% ownership interest. Upon formation of this joint venture, we contributed $0.8 million of cash. In April 2008, we contributed an additional $11.5 million to the joint venture and the joint venture acquired The Forum, a 635,000 square foot office park in Raleigh, North Carolina, for approximately $113 million. Simultaneously with the acquisition, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions.

- Concourse Center Associates, LLC and Plaza Colonnade, LLC

We have 50.0% interests in Concourse Center Associates, LLC and Plaza Colonnade, LLC. Unrelated investors own the remaining 50.0% ownership interest in the joint ventures. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions.

- Highwoods KC Glenridge Office, LLC and Highwoods KC Glenridge Land, LLC

We have 40.0% interests in Highwoods KC Glenridge Office, LLC and Highwoods KC Glenridge Land, LLC. Kapital-Consult, a European investment firm that is affiliated with DLF, owns the remaining 60.0% interest in the joint venture. We are the manager and leasing agent for the office properties and receive customary management fees and leasing commissions.

- HIW-KC Orlando, LLC

We have a 40.0% interest in HIW-KC Orlando, LLC. Kapital-Consult owns the remaining 60.0% interest in the joint venture. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions. We made certain commitments to this joint venture as discussed in Note 14 at the time of the formation, which reduced our gain on the partial sale. The unused portion of these commitments is included in net gains on dispositions of properties, a component of income from continuing operations, for the years ended December 31, 2008, 2007, and 2006 due to our significant continuing involvement with the joint venture.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS- Continued

- Development, Leasing and Management Fees

As discussed above, we receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of our respective joint venture partner’s interest in rental and other revenues, as follows:

	Years Ended December 31,
	2008	2007	2006
Management and leasing fees	$2,073	$2,205	$1,920
Development fees	—	—	98
Total fees	$2,073	$2,205	$2,018

- Other Activity

In February 2007, Weston Lakeside, LLC, an unconsolidated affiliate in which we owned a 50.0% interest, sold 332 rental residential units to a third party for gross proceeds of $45.0 million and paid off all of its outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and we recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to our joint venture partner’s preferred return as the developer. We received aggregate net distributions of $6.2 million. Weston Lakeside, LLC has been dissolved.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC

We have a 50% interest in Highwoods-Markel Associates, LLC. Markel Corporation owns the remaining 50.0% interest in the joint venture. We are the manager and leasing agent for the properties owned by the joint venture and receive customary management fees and leasing commissions. As further described in Note 1, we began consolidating the Markel joint venture in January 2006.

- SF-HIW Harborview Plaza, LP

We have a 20% interest in SF-Harborview Plaza, LP. This joint venture is accounted for as a financing arrangement as described in Note 3. Accordingly, the assets continue to be consolidated in our Consolidated Financial Statements.

- REES

In 2006, we contributed certain development land for a 93% interest in special purpose entities owned by REES. REES contributed 7% of the costs of constructing properties on this land not to exceed $4.0 million outstanding at any time. REES earned an agreed fixed return for its economic investment in these entities. The balance of development costs was funded by third party construction loans. We acquired the properties in 2008 at an amount equal to the actual development costs incurred plus the fixed return earned by REES. We consolidated these entities since we own the majority interest. During 2008, this joint venture was dissolved.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.	INVESTMENTS- Continued

- Plaza Residential, LLC

In 2007, through our taxable REIT subsidiary, we contributed $10.6 million for a majority owned interest in Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower being developed by us in Raleigh, NC. Dominion has a 7% ownership interest in the joint venture, performed development services for the joint venture for a market development fee and guaranteed 40.0% of the construction financing. Dominion will receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We consolidated this joint venture since we own the majority interest. Due to these profit sharing arrangements, we have estimated our net economic interest through the completion of this project to be approximately 75.0% and we have recorded our partner’s minority interest accordingly.

For-sale residential condominiums in our Consolidated Balance Sheet include our completed, but unsold, condominium inventory as of December 31, 2008. There can be no assurances that the remaining units will be sold within one year of the balance sheet date. During 2008, we received $28.6 million in gross revenues and recorded $23.0 million cost of goods sold from condominium sales activity. Net gains on for-sale residential condominiums in our Consolidated Statement of Income include gains on the sale of for-sale residential condominiums and forfeitures of earnest money deposits of $4.4 million and $1.2 million, respectively, as of December 31, 2008. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. Minority interest expense in our Consolidated Statement of Income includes our partner’s economic share of the net income of the joint venture of $1.3 million as of December 31, 2008.

- Other Activity

On November 1, 2006, The Vinings at University Center, LLC, a consolidated joint venture, sold 156 residential units to a third party for gross proceeds of $14.3 million, paid off all of its outstanding debt and made cash distributions to its partners. We received a distribution of $2.9 million and recorded a gain of $1.4 million during the fourth quarter of 2006. The Vinings at University Center, LLC has been dissolved.

3.	FINANCING ARRANGEMENTS

- SF-HIW Harborview Plaza, LP

Our joint venture partner in SF-HIW Harborview Plaza, LP (“Harborview LP”) has the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation together with the valuation allowance was $16.6 million at December 31, 2008. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($70,000 and $0.1 million was expensed during the years ended December 31, 2007 and 2006, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.	FINANCING ARRANGEMENTS - Continued

- Eastshore

In connection with the disposition in 2002 of three buildings located in Richmond, VA (the “Eastshore” transaction), we guaranteed any shortfalls that were incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Because the guarantees covered the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time, and therefore, we accounted for the transaction originally as a financing arrangement. In July 2005, we recorded the transaction as a completed sale when the maximum exposure to loss under the guarantees became less than the related deferred gain. Gain of $3.6 million was recognized in 2006 and $3.3 million in gain was recognized in 2007 as the maximum exposure under the guarantees was reduced. Payments made under rent guarantees after July 2005 were recorded as a reduction of the deferred gain.

Financing Obligations

Our financing obligations consist of the following:

	December 31,
	2008	2007
SF-HIW Harborview, LP financing obligation (1)	$16,604	$16,566
Tax increment financing bond	16,418	17,395
Capitalized ground lease obligation	1,152	1,110
Total	$34,174	$35,071

(1)	See above for further discussion of this financing obligation.

In connection with tax increment financing for construction of a public garage related to an office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is shown as a financing obligation in our Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments.

The capitalized lease obligation represents an obligation to the lessor of land on which we constructed a building. We are obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. We intend to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes into interest expense each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS

Impairments of Long-Lived Assets Held for Use

During 2008, 11 buildings in two office parks and one land parcel classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. As such, we recorded an impairment of assets held for use of $32.8 million, of which $32.4 million related to the two office parks and $0.4 million to the land parcel. We determined fair value by reference to appraised value.

During 2007, one land parcel classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, we recorded an impairment of assets held for use of $0.8 million in 2007. This land became classified as held for sale in the fourth quarter of 2007 and was sold in 2007, and an additional impairment of $0.7 million was recorded with respect to this parcel and included in net gains on disposition of properties. We determined fair value by reference to contracted value.

During 2006, we recorded impairments on operating properties then classified as held for use for $2.6 million. These properties were later reclassified to discontinued operations and were sold. In addition, we recorded impairments with respect to certain properties sold or held for sale aggregating $0.4 million during the year ended December 31, 2007. We determined fair value by reference to a bona fide purchase offer.

Gains and Impairments on Dispositions or Assets Held for Sale

Gains and impairments on disposition of properties, net, included in continuing operations (excluding impairments of assets held for use which are recorded in operating expenses as described above) consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Gains, net of impairments, on disposition of land	$655	$16,610	$12,043
Gains on disposition of depreciable properties (1)	126	3,952	4,114
Total	$781	$20,562	$16,157

(1)

Amounts at December 31, 2007 and 2006 include $3.2 million and $3.6 million, respectively, related to the Eastshore transaction, which was accounted for as a financing obligation due to our significant continuing involvement. See Note 3 to our Consolidated Financial Statements.

Gains and impairments on properties sold or held for sale and classified as discontinued operations, net of minority interest, consisted of the following, as described in Note 11:

	Years Ended December 31,
	2008	2007	2006
Gains, net of impairments, on sales of depreciable properties	$18,485	$34,477	$15,082
Allocable minority interest expense	(1,162)	(2,465)	(1,224)
Total	$17,323	$32,012	$13,858

- 2008 Dispositions

During 2008, we sold approximately 744,000 square feet of office and industrial properties for gross proceeds of approximately $56.8 million. We also sold 37.9 acres of non-core land for gross sale proceeds of $9.2 million and, together with the recognition of previously deferred land gains, recorded a net loss of $1.1 million. The net gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2008 transactions are described below, all of which except land sales were recorded as discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In the first quarter of 2008, we sold an office property totaling 30,000 rentable square feet located in the Kansas City, MO metropolitan area for $6.0 million. A gain of $3.1 million was recorded in the first quarter of 2008.

In the second quarter of 2008, we sold office properties aggregating 271,000 rentable square feet located in the Kansas City, MO metropolitan area for $21.7 million. A gain of $5.0 million was recorded in the second quarter of 2008.

In the third quarter of 2008, we sold an industrial property aggregating 250,000 rentable square feet located in the Winston-Salem, NC metropolitan area for $8.2 million. A gain of $3.2 million was recorded in the third quarter of 2008. Additionally, we executed a settlement agreement with the Georgia Department of Transportation related to the condemnation of 4.0 acres of land in 2003 and recorded a gain of $1.7 million in the third quarter of 2008, of which $1.0 million had been deferred in prior years.

In the fourth quarter of 2008, we sold office properties aggregating 193,000 rentable square feet located in Nashville, TN for $20.9 million. A gain of $6.6 million was recorded in the fourth quarter of 2008. Additionally, we sold approximately 31 acres of non-core land located in Baltimore, MD for $7.2 million. A net loss of $1.2 million was recorded in the fourth quarter of 2008.

- 2007 Dispositions

During 2007, we sold approximately 1.2 million square feet of office and industrial properties for gross proceeds of approximately $113.9 million. We also sold 132.8 acres of non-core land for gross sale proceeds of $37.4 million and recorded net gains of $16.6 million. The net gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2007 transactions are described below, all of which except land sales were recorded as discontinued operations.

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

- 2006 Dispositions

During 2006, we sold approximately 3.0 million square feet of office and industrial properties, 17 rental residential units and The Vinings residential project for aggregate gross proceeds of approximately $241 million. Additionally, we sold 220.7 acres of non-core land for gross sale proceeds of $34.5 million and net gains of $12.0 million. The net gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2006 transactions are described below, all of which except land sales were recorded as discontinued operations.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In the first quarter of 2006, we sold office and industrial properties encompassing 1,867,000 rentable square feet located in Atlanta, GA, Columbia, SC and Tampa, FL in a single transaction for gross proceeds of approximately $141 million. Also, in the first quarter of 2006, we sold an office property encompassing 132,000 rentable square feet located in Raleigh, NC for gross proceeds of approximately $12.9 million and recorded a gain of approximately $1.4 million.

In the third quarter of 2006, we sold five office and industrial properties aggregating 292,000 rentable square feet located in Raleigh, NC for gross proceeds of approximately $22.8 million and recorded a gain of approximately $2.8 million.

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

Development

Development in process at December 31, 2008 includes three office properties and one industrial property aggregating 558,000 rentable square feet and 16 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the four buildings currently is expected to be $92.6 million when fully leased and completed. The weighted average pre-leasing of these development projects was 68.2% as of December 31, 2008.

We currently have four office properties recently completed, but not yet stabilized, aggregating 665,000 square feet. We consider the stabilization date to be the earlier of the originally anticipated stabilization date or when 95% occupancy is achieved. The aggregate cost, including leasing commissions, of these properties currently is expected to be $143.8 million when fully leased. The weighted average occupancy of these properties was 68.6% as of December 31, 2008. The components of these properties are included in land, building and tenant improvements, and deferred financing and leasing costs in our Consolidated Balance Sheets as of December 31, 2008.

As of December 31, 2008, we had 74 recently completed for-sale residential condominium units, which had a carrying value of $24.3 million.

Acquisitions

During the third quarter, we acquired an aggregate of 8.3 acres of land in the Atlanta metropolitan area for an aggregate purchase price of $2.1 million.

In the fourth quarter of 2008, we acquired a 135,000 square foot office building in Memphis, TN in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% secured debt that matures in February 2016, both of which were recorded at fair value of $6.3 million and $8.4 million, respectively. We expect to incur or have incurred approximately $1.7 million of near-term building improvements and other costs related to this acquisition.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following:

	December 31,
	2008	2007
Secured indebtedness: (1)
7.77% mortgage loan due 2009	$78,016	$80,408
7.87% mortgage loan due 2009	30,685	41,321
7.05% mortgage loan due 2012	190,000	190,000
6.03% mortgage loan due 2013	133,241	135,593
5.68% mortgage loan due 2013	118,535	120,970
5.74% to 9.00% mortgage loans due between 2007 and 2017 (2), (3)	83,840	77,208
Variable rate construction loan due 2009	4,264	—
Variable rate construction loans due 2010	16,605	19,811
	655,186	665,311
Unsecured indebtedness: (4)
7.125% notes due 2008 (5)	—	100,000
8.125% notes due 2009 (6)	50,000	50,000
5.85% notes due 2017 (7)	398,999	398,876
7.50% notes due 2018	200,000	200,000
Variable rate term loan due 2011	137,500	—
Revolving credit facility due 2009 (8)	163,000	227,800
	949,499	976,676
Total	$1,604,685	$1,641,987

(1)

The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion at December 31, 2008. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)

Amounts at December 31, 2008 and 2007 include $22.3 million and $22.7 million, respectively, of mortgage debt related to SF-HIW Harborview Plaza, LP. See Note 3 to our Consolidated Financial Statements.

(3)

Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $36.6 million and $37.4 million at December 31, 2008 and 2007, respectively. See Note 2 to our Consolidated Financial Statements.

(4)

The unsecured notes bear interest at rates ranging from 5.85% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized to interest expense over the life of the respective notes. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. The Operating Partnership is in compliance with all covenants under the indenture and is current on all payments required thereunder.

(5)	These notes were paid off at maturity on February 1, 2008 with borrowings under our revolving credit facility.
(6)	These notes were paid off at maturity on January 15, 2009 with borrowings under our revolving credit facility.
(7)	This amount is net of an amortized discount of $1.0 million.
(8)

Includes amounts outstanding under our $450.0 million unsecured revolving credit facility, which is currently scheduled to mature on May 1, 2009. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES AND NOTES PAYABLE - Continued

The following table sets forth the principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2008:

Years Ended December 31,	Principal Amount
2009	$340,053
2010	25,845
2011	147,337
2012	212,515
2013	240,607
Thereafter	638,328
$1,604,685

Our $450.0 million unsecured revolving credit facility, of which $163.0 million was outstanding as of December 31, 2008, is currently scheduled to mature on May 1, 2009. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Our revolving credit facility had $285.4 million of availability at December 31, 2008 and had $262.7 million of availability as of February 12, 2009.

Our $70.0 million secured construction facility, which bears interest at LIBOR plus 85 basis points, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. Our secured construction facility had $53.4 million of availability at December 31, 2008 and had $42.4 million of availability as of February 12, 2009.

In February 2008, we closed a $137.5 million three-year term loan that bears interest at LIBOR plus 110 basis points. The interest rate would increase to LIBOR plus 160 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Proceeds from this loan were used to reduce the outstanding borrowings under our revolving credit facility and for short-term investments.

Other Information

Our revolving credit facility, variable rate term loan and the indenture that governs the Operating Partnership’s outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Operating Partnership are each currently in compliance with all such requirements as of December 31, 2008.

Total interest capitalized to development projects was $8.3 million, $9.7 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES AND NOTES PAYABLE - Continued

Deferred Financing Costs

As of December 31, 2008 and 2007, deferred financing costs were $14.7 million and $14.2 million, respectively, and related accumulated amortization was $7.8 million and $5.4 million, respectively. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds and notes payable and debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is included in amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs is as follows at December 31, 2008:

	Contractual Interest Expense	Amortization of Deferred Financing Costs	Total
2009	$37	$1,745	$1,782
2010	36	1,124	1,160
2011	36	834	870
2012	36	714	750
2013	36	620	656
Thereafter	155	1,505	1,660
	$336	$6,542	$6,878

6.	EMPLOYEE BENEFIT PLANS

Officer, Management and Director Compensation Programs

Our officers participate in an annual non-equity incentive program whereby they are eligible for incentive payments based on a percentage of their annual base salary. In addition to considering the pay practices of our peer group in determining each officer’s incentive payment percentage, the officer’s ability to influence our performance is also considered. Each officer has a target annual non-equity incentive payment percentage that ranges from 20% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a performance ‘factor,’ which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals for each criteria and partly on actual total performance relative to the same criteria. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other members of management participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Our officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Restricted stock grants are also made annually to directors and certain non-officer employees. As of December 31, 2008, there was remaining availability of 0.8 million shares of Common Stock reserved for future issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

We generally make annual grants of time-based restricted stock under our Stock Option Plan to our directors, officers and other employees. Shares of time-based restricted stock issued prior to 2005 generally vest 50% three years from the date of grant and the remaining 50% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2006, 2007 and 2008 generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

During 2007 and 2006, we also issued shares of restricted stock to officers under our Stock Option Plan that will vest if our total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If our total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. Our total return on Common Stock was less than 9% for 2008 and 2007, and accordingly, no shares vested as a result of this provision. Our total return on Common Stock exceeded 9% in 2006, and accordingly 2,373 previously issued shares of total return-based restricted stock vested as of December 31, 2006, net of shares surrendered for withholding taxes. The grant date fair values of each such share of total return-based restricted stock were determined to be approximately 75% and 87% of the market value of a share of Common Stock as of the grant dates for the 2007 and 2006 grants, respectively. The grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2008, we issued 33,723 shares of total return-based restricted stock to officers under our Stock Option Plan that will vest only to the extent our absolute total return for the three-year period ended December 31, 2010 is at least 22% or if our total return exceeds 100% of the peer group index. The grant date fair value of such shares of total return-based restricted stock was determined to be 100% of the market value of a share of Common Stock as of the grant date.

During 2008, 2007 and 2006, we also issued shares of performance-based restricted stock to officers under our Stock Option Plan that will vest pursuant to performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

Additional total return-based restricted stock and performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. We will also accrue and record expense for additional performance-based shares during the three-year period to the extent issuance of the additional shares is expected based on our current and projected actual performance. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

During the years ended December 31, 2008, 2007 and 2006, we recognized approximately $6.7 million, $5.2 million and $3.7 million, respectively, of stock-based compensation expense. As of December 31, 2008, there was $9.3 million of total unrecognized stock-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 1.2 years.

The compensation and governance committee of the Company’s board of directors has retained the authority to grant non-equity incentive and equity incentive awards at its discretion.

Using the Black-Scholes option valuation model, the weighted average fair values of options granted during 2008, 2007 and 2006 were $3.18, $6.30 and $4.00, respectively, per option. The fair values of the options granted were determined at the grant dates using the following weighted average assumptions:

	2008	2007	2006
Risk free interest rate (1)	2.67%	4.51%	4.63%
Common stock dividend yield (2)	5.77%	4.07%	5.20%
Expected volatility (3)	22.64%	18.95%	18.90%
Average expected option life (years) (4)	5.75	5.75	4.75
Options granted	319,091	146,347	243,610

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the option grants.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.
(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2008, 2007 and 2006 grants is based on an analysis of historical company data.

The following table summarizes information about all stock options outstanding at December 31, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2007	1,909,821	$26.45
Options granted	319,091	29.48
Options cancelled	(16,331)	31.66
Options exercised	(723,331)	22.95
Balances at December 31, 2008	1,489,250	$28.74

Cash received or receivable from options exercised was $15.9 million, $12.9 million and $43.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $9.6 million, $23.4 million and $30.5 million, respectively. The total intrinsic value of options outstanding at December 31, 2008, 2007 and 2006 was $1.7 million, $8.0 million and $47.9 million, respectively. We generally do not permit the net cash settlement of exercised stock options, but do permit net share settlement for certain qualified exercises. We have a policy of issuing new shares to satisfy stock option exercises.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The following table sets forth information at December 31, 2008 about (a) the outstanding number of vested stock options and those expected to vest and (b) the number of those options that are exercisable.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Years
Outstanding	1,489,250	$28.74	$1,724	4.3
Exercisable	826,621	$26.71	$1,580	3.6

The following table summarizes activity in the year ended December 31, 2008 for all time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2007	356,497	$34.89
Awarded and issued (1)	92,150	30.13
Vested (2)	(113,823)	33.13
Forfeited	(5,029)	32.11
Nonvested shares outstanding at December 31, 2008	329,795	$34.21

(1)

The weighted average fair value at grant date of time-based restricted shares issued during the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $8.4 million and $2.4 million, respectively.

(2)	The vesting date fair value of time-based restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $4.8 million, $3.2 million and $2.2 million, respectively.

The following table summarizes activity in the year ended December 31, 2008 for all performance-based and total return-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2007	135,472	$32.52
Awarded and issued (1)	77,878	29.75
Vested (2)	(59,892)	26.82
Forfeited	(2,116)	29.23
Nonvested shares outstanding at December 31, 2008	151,342	$33.39

(1)

The weighted average fair value at grant date of performance-based and total return-based restricted shares issued during the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $1.7 million and $1.6 million, respectively.

(2)

The vesting date fair value of performance-based and total return-based restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $0.2 million and $0.2 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Retirement Plan

In 2006, we adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and time-based restricted stock granted by us to such eligible retiree during his or her employment would be non-forfeitable and remain exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 25% of their 2006 grants, 50% of their 2007 grants and 75% of their 2008 grants were fully expensed at the grant date, which increased compensation expense by approximately $0.6 million, $0.3 million and $0.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. Grants made prior to 2006 are unaffected.

Deferred Compensation

We have a non-qualified deferred compensation plan pursuant to which each officer and director can elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested by us in various unrelated mutual funds. These investments are recorded at fair value which aggregated $5.4 million at December 31, 2008 and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments (recorded in prepaid expenses and other assets). Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded.

Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock, which are not recorded as assets in our financial statements. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves our employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, we record additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral. The net expense/(income) recorded in general and administrative expenses from Phantom Stock aggregated $61,000, $(0.3) million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash payments from the plan for the years ended December 31, 2008, 2007 and 2006 were $50,000, $0.3 million and $0.4 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the years ended December 31, 2008, 2007 and 2006 were $0.4 million, $1.5 million and $1.1 million, respectively. At December 31, 2008, the total liability for deferred compensation aggregated $6.5 million and is recorded in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.	EMPLOYEE BENEFIT PLANS - Continued

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary subject to statutory limits). During the years ended December 31, 2008, 2007 and 2006, we contributed $1.1 million, $1.2 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this plan are not included in our Consolidated Balance Sheets. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. In 2006, the Company issued 60,471 shares of Common Stock under the Employee Stock Purchase Plan, which included shares purchased using the funds held by a trustee. In the years ended December 31, 2008 and 2007, the Company issued 29,324 and 16,937 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million in each of the years ended December 31, 2008, 2007 and 2006, respectively.

7.	RENTAL AND OTHER REVENUES; RENTAL PROPERTY AND OTHER EXPENSES

Our real estate assets are leased to tenants under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases or, much less frequently, adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse us for increases in certain costs above the base-year costs. Rental and other revenues from continuing operations consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Contractual rents	$394,950	$366,624	$341,348
Straight-line rental income, net	5,983	6,970	8,204
Lease incentive amortization	(1,041)	(960)	(791)
Property operating cost recovery income	49,691	44,124	39,295
Lease termination fees	2,578	1,700	2,776
Fee income	5,149	6,494	6,001
Other miscellaneous operating income	3,693	3,494	4,471
	$461,003	$428,446	$401,304

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7.	RENTAL AND OTHER REVENUES; RENTAL PROPERTY AND OTHER EXPENSES - Continued

Rental property and other expenses from continuing operations consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Maintenance, cleaning and general building	$59,594	$54,259	$51,362
Utilities, insurance and real estate taxes	89,935	83,005	78,085
Division and allocated administrative expenses	11,742	11,373	11,623
Other miscellaneous operating expenses	4,462	4,770	5,572
	$165,733	$153,407	$146,642

Expected future minimum base rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2008 for the Wholly Owned Properties are as follows:

2009	$388,231
2010	357,666
2011	315,315
2012	258,003
2013	202,778
Thereafter	629,149
$2,151,142

8.	STOCKHOLDERS' EQUITY

Common Stock Dividends

Dividends declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2008, 2007 and 2006.

The following table summarizes the estimated taxability to the stockholders of dividends for federal income tax purposes:

	Years Ended December 31,
	2008	2007	2006
Per share:
Ordinary income	$0.97	$0.76	$0.04
Capital gains	0.20	0.83	0.69
Return of capital	0.53	0.11	0.97
Total	$1.70	$1.70	$1.70

Our tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

On January 30, 2009, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 9, 2009 to stockholders of record on February 16, 2009.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8.	STOCKHOLDERS' EQUITY - Continued

Preferred Stock

Below is a tabular presentation of our Preferred Stock as of December 31, 2008 and 2007:

Preferred Stock Issuances	Issue Date	Number of Shares Issued Originally	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)	(in thousands)
December 31, 2008:
8.625% Series A Cumulative Redeemable	2/12/1997	125	29	$29,092	$1,000	2/12/2007	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	6,900	2,100	$52,500	$25	9/25/2002	$2.00

December 31, 2007:
8.625% Series A Cumulative Redeemable	2/12/1997	125	83	$82,937	$1,000	2/12/2007	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	6,900	2,100	$52,500	$25	9/25/2002	$2.00

The net proceeds raised from Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to distributions, liquidation and redemption rights.

Of the $86.25 dividend paid per Series A Preferred Share in 2008, $71.20 was taxable as ordinary income and $15.05 was taxable as capital gain. Of the $2.00 dividend paid per Series B Preferred Share in 2008, $1.65 was taxable as ordinary income and $0.35 was taxable as capital gain.

In September 2008, the Company sold 5.5 million shares of Common Stock for net proceeds of $195.0 million. A portion of the net proceeds of the offering were used to repurchase 53,845 outstanding Series A Preferred Shares for an aggregate purchase price of $52.5 million. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

On August 6, 2007, we repurchased and retired 22,008 of our outstanding Series A Preferred Shares for an aggregate purchase price of $22.3 million. In connection with this repurchase, the $0.8 million excess of the purchase cost over the net carrying amount of the repurchased shares was recorded as a reduction to net income available for common stockholders in the third quarter of 2007.

On May 29, 2007, we redeemed 1.6 million of our outstanding Series B Preferred Shares, aggregating $40.0 million plus accrued and unpaid dividends. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders in the second quarter of 2007.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8.	STOCKHOLDERS' EQUITY - Continued

On February 23, 2006, we redeemed 2.0 million of our outstanding Series B Preferred Shares aggregating $50.0 million plus accrued dividends. On August 22, 2005, we redeemed 0.4 million, representing all of our outstanding, Series D Preferred Shares and 1.2 million of our outstanding Series B Preferred Shares, aggregating $130.0 million plus accrued dividends. In connection with these redemptions, the excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders in the amounts of $1.8 million and $4.3 million, respectively.

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

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Prior to 2007, we entered into certain interest rate hedging arrangements which were designated as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.8 million and $0.9 million and is included in Accumulated Other Comprehensive Loss (“AOCL”) as of December 31, 2008 and 2007, respectively. This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.3 million will be recognized as an increase to interest expense within the next 12 months.

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges under SFAS No. 133. Accordingly, the swaps were accounted for as non-hedge derivatives as of December 31, 2007. An aggregate unrealized loss of $0.2 million was recognized during 2007 and an aggregate unrealized gain of $0.2 million was recognized in 2008 for these two swaps. These swaps matured in 2008.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. The counterparty under the $30.0 million swap was PNC Bank, N.A. and the counterparty under the $20.0 million swap was Bank of America, N.A. These swaps were designated as hedges and are being accounted for as cash flow hedges. These swaps matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated as a hedge and is being accounted for as a cash flow hedge.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	DERIVATIVE FINANCIAL INSTRUMENTS - Continued

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated as a hedge and is being accounted for as a cash flow hedge.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities not reflected in our Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Years Ended December 31,
	2008	2007	2006
Net income	$31,992	$90,745	$53,744
Other comprehensive income:
Unrealized loss on tax increment financing bonds	(2,659)	—	—
Unrealized derivative losses on cash-flow hedges	(1,376)	—	—
Amortization of past cash-flow hedges	181	577	697
Total other comprehensive income	(3,854)	577	697
Total comprehensive income	$28,138	$91,322	$54,441

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	DISCONTINUED OPERATIONS

As part of our business strategy, we will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 5.0 million square feet of office and industrial properties and 186 rental residential units sold during 2006, 2007 and 2008. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Years Ended December 31,
	2008	2007	2006
Rental and other revenues	$4,860	$15,697	$28,470
Operating expenses:
Rental property and other expenses	2,135	7,273	12,204
Impairment of assets held for use	—	—	2,600
Depreciation and amortization	853	3,610	7,337
General and administrative	—	—	87
Total operating expenses	2,988	10,883	22,228
Interest expense	—	—	560
Interest and other income	23	49	102
Income before minority interest in the Operating Partnership and net gains on sales of discontinued operations	1,895	4,863	5,784
Minority interest in discontinued operations	(122)	(338)	(501)
Income from discontinued operations, net of minority interest in the Operating Partnership	1,773	4,525	5,283
Net gains on sales of discontinued operations	18,485	34,477	15,082
Minority interest in discontinued operations	(1,162)	(2,465)	(1,224)
Net gains on sales of discontinued operations, net of minority interest in the Operating Partnership	17,323	32,012	13,858
Net income from discontinued operations before release of FASB FIN 48 tax liability	19,096	36,537	19,141
Release of tax liability	—	1,473	—
Total discontinued operations	$19,096	$38,010	$19,141

Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$37,181	$110,952	$316,453

The following table includes the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2008	2007
Assets:
Land, previously classified as held for development	$1,197	$10,404
Net real estate assets	1,197	10,404
Prepaid expenses and other	45	62
Total assets	$1,242	$10,466
Tenant security deposits, deferred rents and accrued costs (1)	$—	$100

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2008	2007	2006
Basic income per share:
Numerator:
Income from continuing operations	$12,896	$52,735	$34,603
Preferred Stock dividends (1)	(9,804)	(13,477)	(17,063)
Excess of Preferred Stock redemption/repurchase costs over carrying value (1)	(108)	(2,285)	(1,803)
Income from continuing operations available for common stockholders	2,984	36,973	15,737
Income from discontinued operations	19,096	38,010	19,141
Net income available for common stockholders	$22,080	$74,983	$34,878
Denominator:
Denominator for basic earnings per share – weighted average shares (2)	58,803	56,444	54,489
Basic earnings per share:
Income from continuing operations	$0.05	$0.66	$0.29
Income from discontinued operations	0.33	0.67	0.35
Net income	$0.38	$1.33	$0.64
Diluted income per share:
Numerator:
Income from continuing operations	$12,896	$52,735	$34,603
Preferred Stock dividends (1)	(9,804)	(13,477)	(17,063)
Excess of Preferred Stock redemption/repurchase costs over carrying value (1)	(108)	(2,285)	(1,803)
Minority interest in the Operating Partnership	293	2,868	1,453
Income from continuing operations available for common stockholders	3,277	39,841	17,190
Income from discontinued operations	19,096	38,010	19,141
Minority interest in the Operating Partnership in discontinued operations	1,284	2,803	1,725
Income from discontinued operations	20,380	40,813	20,866
Net income available for common stockholders	$23,657	$80,654	$38,056
Denominator:
Denominator for basic earnings per share – adjusted weighted average shares (2)	58,803	56,444	54,489
Add:
Employee and director stock options and warrants	201	663	1,394
Common Units	3,971	4,190	5,193
Unvested restricted stock	263	250	286
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (3)	63,238	61,547	61,362
Diluted earnings per share:
Income from continuing operations	$0.05	$0.65	$0.28
Income from discontinued operations	0.32	0.66	0.34
Net income	$0.37	$1.31	$0.62

(1)	For additional disclosures regarding outstanding Preferred Stock, see Note 8 included herein.
(2)	Weighted average shares exclude a portion of the shares of unvested restricted stock.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.	EARNINGS PER SHARE - Continued
(3)

Options and warrants aggregating approximately 1.4 million, 0.1 million and 0.2 million shares were outstanding during the years ended December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

The number of shares of Common Stock reserved for future issuance is as follows:

	December 31,
	2008	2007
Outstanding warrants	15,000	25,000
Outstanding stock options	1,489,250	1,909,821
Possible future issuance under Stock Option Plan	773,532	1,234,598
	2,277,782	3,169,419

As of December 31, 2008, we had 136.4 million remaining shares of Common Stock authorized to be issued under our charter.

13.	WARRANTS

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. In 2006, 30,000 warrants with an exercise price of $28.00 per share were exercised, 591,715 warrants with an exercise price of $32.50 per share were exercised and 100,000 warrants with an exercise price of $34.13 were exercised. In 2007, 10,000 warrants with an exercise price of $34.13 were exercised. In 2008, 10,000 warrants with an exercise price of $32.50 were exercised. At December 31, 2008, there are 15,000 warrants outstanding with an exercise price of $32.50; these warrants have no expiration date.

14.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Operating Ground Leases

Certain properties in our wholly owned portfolio are subject to operating ground leases expiring through 2082. Rental payments on these leases are adjusted periodically based on either the consumer price index (CPI) or on a pre-determined schedule. Total expense recorded for operating ground leases was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, our payment obligations for future minimum payments on operating ground leases were as follows:

2009	$1,142
2010	1,125
2011	1,145
2012	1,165
2013	1,186
Thereafter	42,706
$48,469

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	COMMITMENTS AND CONTINGENCIES - Continued

Completion Contracts

We have approximately $41.5 million of completion contracts as of December 31, 2008. Completion contracts are defined as payments to be made under current contractual obligations related to capital expenditures. This amount represents our estimate of contractual obligations as of December 31, 2008 related to various construction projects, which we expect to pay in 2009.

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

DLF I Obligation

At the formation of the DLF I joint venture, the amount DLF contributed in cash to the venture and subsequently distributed to us was determined to be in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. Under the joint venture agreement, we are required to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2008, 2007 and 2006, of which $0.2 million, $0.2 million and $0.3 million in the years ended December 31, 2008, 2007 and 2006, respectively, represented imputed interest expense. The balance at December 31, 2008 and 2007 is $2.0 million and $2.3 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

Guarantees and Other Obligations

The table below sets forth information about certain guarantees and other obligations as of December 31, 2008. The amounts reflected in the table assume we would be required to pay the maximum potential exposure with no offsets or reductions. With respect to a rent guarantee, if the space is leased, we assumed the existing tenant defaulted at December 31, 2008 and that the space will remain unleased through the remainder of the guaranty. If the space is vacant, we assumed the space will remain vacant through the remainder of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
RRHWoods, LLC	Debt	$—	11/2015
RRHWoods, LLC	Indirect Debt	$281	8/2010
RRHWoods, LLC	Indirect Debt	$22	11/2009 and 11/2011
RRHWoods, LLC and Dallas County Partners I, LP	Indirect Debt	$58	6/2014
RRHWoods, LLC	Debt	$—	3/2017
Plaza Colonnade	Indirect Debt	$4	12/2009
Industrial	Environmental costs	$125	When Remediated
HIW-KC Orlando, LLC	Rent	$226	4/2011
HIW-KC Orlando, LLC	Leasing Costs	$295	Until Paid
Capitalized Lease Obligations	Debt	$134	Various

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	COMMITMENTS AND CONTINGENCIES - Continued

- Des Moines Joint Ventures

We guarantee $8.6 million of debt of a consolidated affiliate of the RRH Woods, LLC joint venture. This guarantee was entered into prior to the January 1, 2003 and therefore, no liability for the debt guarantee was recorded at December 31, 2008 or 2007. Our maximum potential exposure under this guarantee was $8.6 million at December 31, 2008. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets. This guarantee is scheduled to expire in November 2015.

To facilitate a financing by the RRH Woods, LLC joint venture, we guarantee $3.1 million relating to a letter of credit and a corresponding master lease. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. During 2008, 2007 and 2006, we made master lease payments of $0.1 million, $0.1 million and $39,000, respectively. As a result of this guarantee, we have recorded $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007. Our maximum potential exposure under this guarantee was $3.1 million at December 31, 2008. This guarantee is scheduled to expire in August 2010.

To facilitate a financing by the RRH Woods, LLC joint venture, we guarantee $3.3 million of the joint venture’s debt. Because the joint venture currently is expected to generate sufficient cash flow to cover the required debt service, no liability for this guarantee was recorded at December 31, 2008 or 2007. In addition, we agreed to a master lease for 50% of the debt service should the joint venture not generate sufficient cash flow to cover the required debt service. As a result of this master lease, we have recorded $22,000 and $30,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this guarantee was $3.3 million at December 31, 2008. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets. This guarantee is scheduled to expire in November 2009, but at the option of the joint venture may be extended to November 2011.

To facilitate a financing by the RRH Woods, LLC and Dallas County Partners joint ventures, we agreed to master lease certain vacant space and guarantee $0.8 million of debt. No master lease payments were necessary in 2008 or 2007. Because the joint ventures currently are expected to generate sufficient cash flow to cover the required debt service, no liability for the debt guarantee was recorded at December 31, 2008 or 2007. As a result of this master lease, we have recorded $58,000 and $68,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this master lease was $1.6 million at December 31, 2008. Our maximum potential exposure under the debt guarantee was $0.8 million at December 31, 2008. This guarantee is scheduled to expire in June 2014.

To facilitate a financing by RRH Woods, LLC, our joint venture partner provided a $1.5 million letter of credit. We agreed to reimburse our partner for 50% of the letter of credit in the event of a default by the joint venture of the underlying debt. Because the joint venture currently is expected to generate sufficient cash flow to cover the required debt service, no liability for this obligation was recorded at December 31, 2008 or 2007. Our maximum potential exposure under this guarantee was $0.8 million at December 31, 2008. This obligation is scheduled to expire in March 2017.

- Plaza Colonnade, LLC

To facilitate a financing by the Plaza Colonnade, LLC joint venture, we agreed to master lease 30,772 square feet through December 2009. As a result of this master lease, we have recorded $4,000 and $8,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this master lease was $0.4 million at December 31, 2008.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.	COMMITMENTS AND CONTINGENCIES - Continued

- Industrial

As part of the sale of an industrial property in December 2003, we indemnified the buyer with respect to environmental concerns of up to $0.1 million. As a result, $0.1 million of the gain was deferred in accounts payable, accrued expenses and other liabilities at the time of sale and will remain deferred until the environmental concerns are remediated. Our exposure for environmental remediation continues until remediation.

- HIW-KC Orlando, LLC

As part of the formation of HIW KC Orlando, LLC, we agreed to master lease 3,248 rentable square feet. During 2008, 2007 and 2006, we made master lease payments of $27,000, $21,000 and $26,000, respectively. As a result of this master lease, we have recorded $0.2 million and $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Additionally, we agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. During 2006, we made payments of $8,000 under this arrangement. As a result of this guarantee, we have recorded $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in affiliates in our Consolidated Balance Sheets at both December 31, 2008 and 2007. Our maximum potential exposure under the master lease was $0.2 million at December 31, 2008. Our maximum potential exposure for leasing costs was $0.3 million at December 31, 2008. The master lease is scheduled to expire in April 2011. Our exposure for leasing costs continues until paid.

- Capitalized Lease Obligations

We have capitalized lease obligations of $0.1 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2008 and 2007.

Litigation, Claims and Assessments

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our Level 3 asset is our tax increment financing bond that is not routinely traded but whose fair value is determined using an estimate of projected redemption value predicated upon quoted bid/ask prices for similar unrated municipal bonds. In December 2007, we acquired for $20.9 million the remaining outstanding bonds, at par value, that were issued by a municipal authority in connection with this tax increment financing. These available for-sale securities are carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The fair value of these bonds has been significantly below carrying value for two quarters due to the lack of demand in the relevant private placement markets caused by the current dislocations in the credit markets. We believe these bonds will recover in value in the future due to the quality of the underlying collateral.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property. See Note 3 for further discussion of this financing obligation.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables set forth the financial assets and liabilities as of December 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (in prepaid and other assets) (1)	$5,422	$5,422	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,468	—	—	17,468
Total Assets	$22,890	$5,422	$—	$17,468

Liabilities
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$—	$1,376	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,522	6,522	—	—
SF-Harborview Plaza, LP financing obligation	16,604	—	—	16,604
Total Liabilities	$24,502	$6,522	$1,376	$16,604

(1)	The marketable securities are held through our officer deferred compensation plans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Asset:
Tax Increment Financing Bond
Beginning balance as of December 31, 2007	$—
Transfer into Level 3	20,541
Principal repayment	(790)
Unrealized loss (in AOCL)	(2,283)
Ending balance as of December 31, 2008	$17,468

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance as of December 31, 2007	$16,566
Payments on financing obligation	(1,579)
Interest expense on financing obligation	1,617
Ending balance as of December 31, 2008	$16,604

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS – Continued

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of our financial instruments were as follows:

	Carrying Amount	Fair Value
December 31,2008
Cash and cash equivalents	$13,757	$13,757
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bonds (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522

December 31,2007
Cash and cash equivalents	$3,140	$3,140
Restricted cash	$15,896	$15,896
Accounts and notes receivable	$28,747	$28,747
Marketable securities (in prepaid expenses and other assets)	$6,194	$6,194
Tax increment financing bonds (in prepaid expenses and other assets)	$20,915	$20,915
Mortgages and notes payable	$1,641,987	$1,632,894
Financing obligations	$35,071	$33,852
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$183	$183
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$7,867	$7,867

The fair values of our mortgages and notes payable and financing obligations were estimated using discounted cash flow analysis based on available rates on similar borrowing arrangements at December 31, 2008 and 2007. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to us at December 31, 2008. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

16.	INCOME TAXES

Our Consolidated Financial Statements include operations of our taxable REIT subsidiary, which is subject to corporate, state and local income taxes. As a REIT, we may also be subject to certain federal excise taxes if we engage in certain types of transactions.

Other than the liability for an uncertain tax position and related accrued interest discussed below, no provision has been made for federal and state income taxes during the years ended December 31, 2008, 2007 and 2006 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2008 of approximately $12.8 million and has paid no income taxes since its formation. In addition to the $5.0 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $2.2 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $2.8 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

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

We are subject to federal, state and local income tax examinations by tax authorities for 2005 through 2008.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION

Our principal business is the acquisition, development and operation of rental real estate properties. We evaluate our business by product type and by geographic locations. These segments and our disclosures below are expanded from what we reported in prior years due to expanded internal reporting information used by our chief operating decision makers starting in the first quarter of 2008. Each product type has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. The operating results by geographic grouping are also regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, at December 31, 2008, no tenant of the Wholly Owned Properties comprised more than 7.5% of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment:

	Years Ended December 31,
	2008	2007	2006
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$47,010	$43,579	$40,493
Greenville, SC	14,039	15,324	14,044
Kansas City, MO	15,409	14,443	13,282
Memphis, TN	25,822	24,230	22,069
Nashville, TN	61,090	51,190	46,991
Orlando, FL	11,447	8,851	8,385
Piedmont Triad, NC	26,611	25,413	27,187
Raleigh, NC	70,512	63,058	57,381
Richmond, VA	47,916	45,159	41,906
Tampa, FL	65,778	61,564	57,675
Total Office Segment	385,634	352,811	329,413
Industrial:
Atlanta, GA	15,783	15,978	15,270
Greenville, SC	—	180	305
Kansas City, MO	20	20	32
Piedmont Triad, NC	14,310	13,593	12,821
Total Industrial Segment	30,113	29,771	28,428
Retail:
Kansas City, MO	43,491	44,119	41,814
Piedmont Triad, NC	559	564	526
Total Retail Segment	44,050	44,683	42,340
Residential:
Kansas City, MO	1,206	1,181	1,123
Total Residential Segment	1,206	1,181	1,123
Total Rental and Other Revenues	$461,003	$428,446	$401,304

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION - Continued

	Years Ended December 31,
	2008	2007	2006
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$28,678	$28,407	$25,474
Greenville, SC	8,549	8,923	7,974
Kansas City, MO	9,236	8,399	7,655
Memphis, TN	15,116	13,680	12,763
Nashville, TN	40,089	32,723	29,632
Orlando, FL	6,293	4,375	4,134
Piedmont Triad, NC	17,139	16,682	18,530
Raleigh, NC	46,362	40,353	36,343
Richmond, VA	32,161	30,943	28,486
Tampa, FL	39,270	36,755	32,847
Other	(104)	(96)	(111)
Total Office Segment	242,789	221,144	203,727
Industrial:
Atlanta, GA	11,964	12,534	11,901
Greenville, SC	—	40	85
Kansas City, MO	8	9	21
Piedmont Triad, NC	11,004	10,593	9,681
Total Industrial Segment	22,976	23,176	21,688
Retail:
Atlanta, GA	(25)	(23)	(26)
Kansas City, MO	28,492	29,720	28,344
Piedmont Triad, NC	441	459	432
Raleigh, NC	(93)	(86)	(72)
Total Retail Segment	28,815	30,070	28,678
Residential:
Greenville, SC	—	(29)	(94)
Kansas City, MO	834	863	868
Orlando, FL	(111)	(101)	(110)
Raleigh, NC	(33)	(84)	(95)
Total Residential Segment	690	649	569
Total Net Operating Income	295,270	275,039	254,662
Reconciliation to income before disposition of property and condominiums, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(126,767)	(120,254)	(110,984)
Impairment of assets held for use	(32,846)	(789)	—
General and administrative expense	(38,043)	(41,570)	(37,309)
Interest expense	(98,492)	(100,337)	(100,766)
Interest and other income	3,832	6,393	8,060
Income before disposition of property and condominiums, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$2,954	$18,482	$13,663

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

17.	SEGMENT INFORMATION - Continued

	December 31,
	2008	2007	2006
Total Assets:
Office:
Atlanta, GA	$277,472	$276,283	$268,848
Baltimore, MD	1,793	10,155	11,661
Greenville, SC	83,554	87,663	112,515
Kansas City, MO	87,954	104,076	107,004
Memphis, TN	187,316	134,962	133,762
Nashville, TN	348,068	349,351	312,154
Orlando, FL	50,852	51,361	45,684
Piedmont Triad, NC	148,511	182,470	189,809
Raleigh, NC	469,448	442,434	408,359
Richmond, VA	257,221	259,707	259,602
Tampa, FL	379,146	389,407	369,307
Total Office Segment	2,291,335	2,287,869	2,218,705
Industrial:
Atlanta, GA	137,510	124,759	121,452
Greenville, SC	—	—	4,305
Kansas City, MO	123	152	134
Piedmont Triad, NC	100,429	108,234	104,212
Total Industrial Segment	238,062	233,145	230,103
Retail:
Atlanta, GA	1,070	978	1,115
Kansas City, MO	224,603	230,556	236,702
Piedmont Triad, NC	10,423	7,960	6,497
Raleigh, NC	4,452	3,225	3,573
Total Retail Segment	240,548	242,719	247,887
Residential:
Greenville, SC	—	—	6,100
Kansas City, MO	6,471	6,834	8,065
Orlando, FL	2,147	2,147	1,994
Raleigh, NC	28,698	18,032	5,774
Total Residential Segment	37,316	27,013	21,933
Corporate	138,909	136,209	126,225
Total Assets	$2,946,170	$2,926,955	$2,844,853

18.	OTHER EVENTS

Settlement of Tenant Bankruptcy Claim

In the fourth quarter of 2006, we received shares of Redback Networks, Inc., a public company, in settlement of a bankruptcy claim by us related to leases with this former tenant that were terminated in 2003. The shares were sold for net cash proceeds of $1.6 million and recorded as interest and other income.

Property Insurance Settlement

In the fourth quarter of 2005, one of our office properties located in southeastern Florida sustained damage in a hurricane. During the first quarter of 2007, we recorded a $4.1 million gain for the non-monetary conversion upon finalization of the insurance claim.

Subsequent Events

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.	QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth quarterly financial information for our fiscal years ended December 31, 2008 and 2007 and have been adjusted to reflect discontinued operations:

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$113,434	$115,015	$115,451	$117,103	$461,003

Income/(loss) from continuing operations (1)	11,536	9,580	11,517	(19,737)	12,896
Income from discontinued operations (1)	4,107	5,403	3,194	6,392	19,096
Net income/(loss)	15,643	14,983	14,711	(13,345)	31,992
Dividends on preferred stock	(2,838)	(2,838)	(2,451)	(1,677)	(9,804)
Excess of preferred stock redemption/ repurchase cost over carrying value	—	—	(108)	—	(108)
Net income/(loss) available for common stockholders	$12,805	$12,145	$12,152	$(15,022)	$22,080

Net income/(loss) per share-basic:
Income/(loss) from continuing operations	$0.16	$0.12	$0.15	$(0.34)	$0.05
Discontinued operations	0.07	0.09	0.06	0.10	0.33
Net income/(loss)	$0.23	$0.21	$0.21	$(0.24)	$0.38
Net income/(loss) per share-diluted:
Income/(loss) from continuing operations	$0.15	$0.12	$0.15	$(0.34)	$0.05
Discontinued operations	0.07	0.09	0.06	0.10	0.32
Net income/(loss)	$0.22	$0.21	$0.21	$(0.24)	$0.37

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$104,551	$103,816	$106,997	$113,082	$428,446

Income from continuing operations (1)	33,011	7,561	4,839	7,324	52,735
Income from discontinued operations (1)	19,547	1,728	8,601	8,134	38,010
Net income	52,558	9,289	13,440	15,458	90,745
Dividends on preferred stock	(4,113)	(3,846)	(2,680)	(2,838)	(13,477)
Excess of preferred stock redemption/ repurchase cost over carrying value	—	(1,443)	(842)	—	(2,285)
Net income available for common stockholders	$48,445	$4,000	$9,918	$12,620	$74,983

Net income per share-basic:
Income from continuing operations	$0.51	$0.04	$0.03	$0.08	$0.66
Discontinued operations	0.35	0.03	0.15	0.14	0.67
Net income	$0.86	$0.07	$0.18	$0.22	$1.33
Net income per share-diluted:
Income from continuing operations	$0.51	$0.04	$0.02	$0.08	$0.65
Discontinued operations	0.34	0.03	0.15	0.14	0.66
Net income	$0.85	$0.07	$0.17	$0.22	$1.31

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.	QUARTERLY FINANCIAL DATA (Unaudited) - Continued
(1)

The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported in Form

10-Q:

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008
Rental and other revenues previously reported	$114,094	$115,853	$116,207
Discontinued operations	(660)	(838)	(756)
Revised rental and other revenues	$113,434	$115,015	$115,451

Income from continuing operations previously reported	$11,773	$9,907	$11,721
Discontinued operations	(237)	(327)	(204)
Revised income from continuing operations	$11,536	$9,580	$11,517

Income from discontinued operations previously reported	$3,870	$5,076	$2,990
Additional discontinued operations from properties sold subsequent to the respective reporting period	237	327	204
Revised income from discontinued operations	$4,107	$5,403	$3,194

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Rental and other revenues previously reported	$105,462	$105,146	$107,580	$115,111
Discontinued operations	(911)	(1,330)	(583)	(2,029)
Revised rental and other revenues	$104,551	$103,816	$106,997	$113,082

Income from continuing operations previously reported	$33,369	$8,320	$4,946	$7,878
Discontinued operations	(358)	(759)	(107)	(554)
Revised income from continuing operations	$33,011	$7,561	$4,839	$7,324

Income from discontinued operations previously reported	$19,189	$969	$8,494	$7,580
Additional discontinued operations from properties sold subsequent to the respective reporting period	358	759	107	554
Revised income from discontinued operations	$19,547	$1,728	$8,601	$8,134

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of

Highwoods Realty Limited Partnership

Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2008 and 2007, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 27, 2009

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2008	2007
Assets:
Real estate assets, at cost:
Land	$352,872	$357,841
Buildings and tenant improvements	2,819,844	2,708,989
Development in process	61,938	101,661
Land held for development	98,946	103,365
	3,333,600	3,271,856
Less-accumulated depreciation	(714,224)	(649,765)
Net real estate assets	2,619,376	2,622,091
For-sale residential condominiums	24,284	—
Real estate and other assets, net, held for sale	1,242	10,466
Cash and cash equivalents	13,649	3,144
Restricted cash	2,258	15,896
Accounts receivable, net of allowance of $1,281 and $935, respectively	23,687	23,521
Notes receivable, net of allowance of $459 and $68, respectively	3,602	5,226
Accrued straight-line rents receivable, net of allowance of $2,082 and $440, respectively	79,979	74,427
Investment in unconsolidated affiliates	66,517	56,891
Deferred financing and leasing costs, net of accumulated amortization of $52,586 and $48,360, respectively	73,216	72,188
Prepaid expenses and other assets	37,046	41,954
Total Assets	$2,944,856	$2,925,804
Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital:
Mortgages and notes payable	$1,604,685	$1,641,987
Accounts payable, accrued expenses and other liabilities	135,606	157,726
Financing obligations	34,174	35,071
Total Liabilities	1,774,465	1,834,784
Commitments and Contingencies (see Note 14)
Minority interest in consolidated affiliates	6,176	6,804
Redeemable Operating Partnership Units:
Common Units, 4,067,163 and 4,057,003 outstanding at December 31, 2008 and 2007, respectively	111,278	119,195
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 and 82,937 shares issued and outstanding at December 31, 2008 and 2007, respectively	29,092	82,937
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding at both December 31, 2008 and 2007	52,500	52,500
Total Redeemable Operating Partnership Units	192,870	254,632
Partners’ Capital:
Common Units:
General partner Common Units, 672,301 and 608,154 outstanding at December 31, 2008 and 2007, respectively	9,759	8,305
Limited partner Common Units, 62,490,596 and 56,150,230 outstanding at December 31, 2008 and 2007, respectively	966,378	822,217
Accumulated other comprehensive loss	(4,792)	(938)
Total Partners’ Capital	971,345	829,584
Total Liabilities, Minority Interest, Redeemable Operating Partnership Units and Partners’ Capital	$2,944,856	$2,925,804

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(in thousands, except per unit amounts)

	Years Ended December 31,
	2008	2007	2006
Rental and other revenues	$461,003	$428,446	$401,304
Operating expenses:
Rental property and other expenses	165,583	152,926	146,224
Depreciation and amortization	126,767	120,254	110,983
Impairment of assets held for use	32,846	789	—
General and administrative	38,187	41,930	37,100
Total operating expenses	363,383	315,899	294,307
Interest expense:
Contractual	92,858	93,911	94,193
Amortization of deferred financing costs	2,716	2,415	2,375
Financing obligations	2,918	3,930	4,162
	98,492	100,256	100,730
Other income/(expense):
Interest and other income	3,766	6,382	6,526
Settlement of tenant bankruptcy claim	—	—	1,581
Loss on debt extinguishments	—	—	(494)
	3,766	6,382	7,613
Income before disposition of property and condominiums, insurance gain,
minority interest and equity in earnings of unconsolidated affiliates	2,894	18,673	13,880
Net gains on disposition of property	781	20,418	16,157
Gains on for-sale residential condominiums	5,617	—	—
Gain from property insurance settlement	—	4,128	—
Minority interest	(2,041)	(679)	(605)
Equity in earnings of unconsolidated affiliates	5,811	12,322	6,427
Income from continuing operations	13,062	54,862	35,859
Discontinued operations:
Income from discontinued operations	1,895	4,877	5,808
Net gains on sales of discontinued operations	18,485	34,477	14,640
	20,380	39,354	20,448
Net income	33,442	94,216	56,307
Distributions on preferred units	(9,804)	(13,477)	(17,063)
Excess of preferred unit redemption/repurchase cost over carrying value	(108)	(2,285)	(1,803)
Net income available for common unitholders	$23,530	$78,454	$37,441
Net income per common unit - basic:
Income from continuing operations	$0.05	$0.65	$0.29
Income from discontinued operations	0.33	0.65	0.34
Net income	$0.38	$1.30	$0.63
Weighted average common units outstanding - basic	62,365	60,225	59,273
Net income per common unit - diluted:
Income from continuing operations	$0.05	$0.64	$0.27
Income from discontinued operations	0.32	0.64	0.34
Net income	$0.37	$1.28	$0.61
Weighted average common units outstanding - diluted	62,829	61,138	60,953
Distributions declared per common unit	$1.70	$1.70	$1.70

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Partners’ Capital

(in thousands, except unit amounts)

For the Years Ended December 31, 2008, 2007 and 2006

	Common Units		Deferred Compen- sation	Accum Other Compre- hensive Loss	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2005	$8,724	$863,585	$(3,936)	$(2,212)	$866,161
Reversal of unvested deferred compensation as a result of the adoption of SFAS No. 123 (R)	(40)	(3,896)	3,936	—	—
Issuances of Common Units	428	42,377	—	—	42,805
Redemptions of Common Units	(265)	(26,217)	—	—	(26,482)
Distributions paid on Common Units	(1,011)	(100,077)	—	—	(101,088)
Distributions paid on Preferred Units	(171)	(16,892)	—	—	(17,063)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(372)	(36,862)	—	—	(37,234)
Amortization of restricted stock and stock options	37	3,693	—	—	3,730
Comprehensive income:
Net income	563	55,744	—	—	56,307
Other comprehensive income	—	—	—	697	697
Total comprehensive income					57,004
Balance at December 31, 2006	7,893	781,455	—	(1,515)	787,833
Issuances of Common Units	71	6,996	—	—	7,067
Redemptions of Common Units	(275)	(27,193)	—	—	(27,468)
Distributions paid on Common Units	(1,030)	(101,993)	—	—	(103,023)
Distributions paid on Preferred Units	(134)	(13,343)	—	—	(13,477)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	788	78,040	—	—	78,828
Amortization of restricted stock and stock options	50	4,981	—	—	5,031
Comprehensive income:
Net income	942	93,274	—	—	94,216
Other comprehensive income	—	—	—	577	577
Total comprehensive income					94,793
Balance at December 31, 2007	8,305	822,217	—	(938)	829,584
Issuances of Common Units	2,163	214,145	—	—	216,308
Redemptions of Common Units	(33)	(3,260)	—	—	(3,293)
Distributions paid on Common Units	(1,063)	(105,199)	—	—	(106,262)
Distributions paid on Preferred Units	(98)	(9,706)	—	—	(9,804)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	84	8,423	—	—	8,507
Amortization of restricted stock and stock options	67	6,650	—	—	6,717
Comprehensive income:
Net income	334	33,108	—	—	33,442
Other comprehensive income	—	—	—	(3,854)	(3,854)
Total comprehensive income					29,588
Balance at December 31, 2008	$9,759	$966,378	$—	$(4,792)	$971,345

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$33,442	$94,216	$56,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,299	109,538	103,756
Amortization of lease commissions	15,321	14,318	14,546
Amortization of lease incentives	1,041	962	828
Amortization of restricted stock and stock options	6,717	5,031	3,730
Amortization of deferred financing costs	2,716	2,415	2,375
Amortization of accumulated other comprehensive loss	181	577	697
Impairment of assets held for use	32,846	789	2,600
Loss on debt extinguishments	—	—	494
Net gains on disposition of property	(19,266)	(54,895)	(30,797)
Gains on disposition of for-sale residential condominiums	(5,617)	—	—
Gain from property insurance settlement	—	(4,128)	—
Minority interest	2,041	679	605
Equity in earnings of unconsolidated affiliates	(5,811)	(12,322)	(6,427)
Change in financing obligations	80	454	1,191
Distributions of earnings from unconsolidated affiliates	5,978	4,271	7,335
Changes in operating assets and liabilities:
Accounts receivable	(1,876)	481	2,792
Prepaid expenses and other assets	(352)	(2,148)	(3,608)
Accrued straight-line rents receivable	(5,963)	(7,418)	(8,592)
Accounts payable, accrued expenses and other liabilities	(15,995)	8,706	(2,430)
Net cash provided by operating activities	157,782	161,526	145,402
Investing activities:
Additions to real estate assets and deferred leasing costs	(231,422)	(287,491)	(221,948)
Proceeds from disposition of property	64,858	143,586	259,566
Proceeds from property insurance settlement	—	4,940	—
Proceeds from for-sale residential condominiums	27,140	—	—
Distributions of capital from unconsolidated affiliates	3,214	19,164	11,506
Net repayments of notes receivable	1,624	2,918	1,361
Contributions to unconsolidated affiliates	(12,741)	(4,716)	(100)
Cash assumed upon consolidation of unconsolidated affiliate	—	—	645
Changes in restricted cash and other investing activities	12,984	(30,259)	12,749
Net cash (used in)/provided by investing activities	(134,343)	(151,858)	63,779
Financing activities:
Distributions on Common Units	(106,262)	(103,023)	(101,088)
Redemption of Preferred Units	(52,499)	(62,256)	(50,000)
Distributions on Preferred Units	(9,804)	(13,477)	(17,063)
Distributions to minority partner in consolidated affiliate	(3,293)	(2,404)	(737)
Net proceeds from the sale of Common Units	209,984	7,067	42,805
Redemptions of Common Units	(3,293)	(27,468)	(26,482)
Borrowings on revolving credit facility	462,183	393,800	650,000
Payments on revolving credit facility	(526,983)	(527,500)	(479,000)
Borrowings on mortgages and notes payable	192,300	429,786	79,762
Repayments of mortgages and notes payable	(173,259)	(118,462)	(289,188)
Payments on financing obligations	(977)	(913)	(863)
Contributions from minority interest partner	625	5,651	760
Additions to deferred financing costs and other financing activities	(1,656)	(3,163)	(3,219)
Net cash used in financing activities	(12,934)	(22,362)	(194,313)
Net increase/(decrease) in cash and cash equivalents	10,505	(12,694)	14,868
Cash and cash equivalents at beginning of the period	3,144	15,838	970
Cash and cash equivalents at end of the period	$13,649	$3,144	$15,838

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2008	2007	2006
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $1,579, $2,148 and $1,614 for 2008, 2007 and 2006, respectively)	$97,518	$88,847	$96,187

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2008	2007	2006
Assets:
Net real estate assets	$15,251	$2,409	$34,852
Restricted cash	—	—	(1,865)
Accounts receivable	—	—	102
Notes receivable	—	—	—
Accrued straight-line rents receivable	—	—	962
Investment in unconsolidated affiliates	—	2,342	(1,938)
Deferred leasing costs, net	—	—	287
Prepaid and other	(2,621)	29	—
	$12,630	$4,780	$32,400

Liabilities:
Mortgages and notes payable	$8,349	$—	$31,076
Accounts payable, accrued expenses and other liabilities	1,992	23	(1,652)
Financing obligation	—	—	1,048
	$10,341	$23	$30,472

Minority Interest and Partners’ Capital	$2,289	$4,757	$1,928

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Realty Limited Partnership, together with its consolidated subsidiaries (the “Operating Partnership”), is managed by its sole general partner, Highwoods Properties, Inc. (the “Company”), a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership.

At December 31, 2008, the Company owned all of the preferred partnership interests (“Preferred Units”) and 63.6 million, or 94.0%, of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

In 2008, the Company redeemed 106,613 Common Units for $3.3 million in cash, redeemed 66,814 Common Units for a like number of shares of Common Stock, contributed $195.0 million from the sale of Common Stock to the Operating Partnership in exchange for 5.5 million additional Common Units and caused the issuance by the Operating Partnership of183,587 Common Units as part of the consideration to acquire a 135,000 square foot office building in Memphis, TN. The net impact of the above activity increased the percentage of Common Units owned by the Company from 93.3% at December 31, 2007 to 94.0% at December 31, 2008. In 2007, the Company redeemed 620,361 Common Units for $27.5 million in cash and redeemed 55,836 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 92.2% at December 31, 2006 to 93.3% at December 31, 2007.

As of December 31, 2008, the Company and/or the Operating Partnership wholly owned: 311 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional eight office and industrial properties under development and 74 for-sale condominiums. In addition, we owned interests (50.0% or less) in 72 in-service office and industrial properties and 418 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. Five of the 50.0% or less owned in-service office properties are consolidated as more fully described below and in Notes 2 and 3 to our Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described below and in Notes 4 and 11, the Consolidated Balance Sheet at December 31, 2007 and the Consolidated Statements of Income for the years ended December 31, 2007 and 2006 were reclassified from previously reported amounts to reflect in real estate and other assets, net, held for sale and in discontinued operations the assets and operations for those properties sold or held for sale in 2008 which qualified for discontinued operations presentation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the minority interest holders. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. In addition, we consolidate those entities, if any, where we are deemed to be the primary beneficiary in a variable interest entity. All significant intercompany transactions and accounts have been eliminated.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost in our Consolidated Balance Sheets. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at amortized cost in our Consolidated Balance Sheets. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. At December 31, 2008 and 2007, gross deferred leasing costs were $111.1 million and $106.4 million, respectively, and accumulated amortization was $44.8 million and $43.0 million, respectively. Estimated costs related to unsuccessful activities are expensed as incurred. Changes in our estimates regarding the successful efforts of leasing could result in changes that impact earnings.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities. We allocate the purchase price to the acquired assets and assumed liabilities based on their relative fair values. We assess and consider fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above and below market leases acquired are recorded in prepaid expenses and other assets or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in net real estate assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each tenant’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases.

The value of a tenant relationship is based on our overall relationship with the respective tenant. Factors considered include the tenant’s credit quality and expectations of lease renewals. The value of a tenant relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases.

Real estate and other assets are classified as long-lived assets held for sale or as long-lived assets to be held for use. Real estate is classified as held for sale when we believe a sale is probable. We believe a sale is probable when we execute a legally enforceable contract on terms that have been approved by the Company’s Board or a committee thereof and the probable buyer’s due diligence investigation period, if any, has expired. This determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Impairment of Long-Lived Assets

With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy and change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating cash flows, including estimated residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for sale and held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

With respect to investments in unconsolidated affiliates, if events or changes in circumstances, such as a significant decline in occupancy, degradation of economic conditions or change in use, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether a loss in value of an investment which is other than a temporary decline should be recorded.

Sales of Real Estate

For sales transactions meeting the requirements for full profit recognition, the related assets and liabilities are removed from the balance sheet and the resultant gain or loss is recorded in the period the transaction closes. For sales transactions with continuing involvement after the sale, if the continuing involvement with the property is limited by the terms of the sales contract, profit is recognized at the time of sale and is reduced by the maximum exposure to loss related to the nature of the continuing involvement. Sales to entities in which we have or receive an interest are accounted for using partial sale accounting.

For transactions that do not meet the criteria for a sale, we evaluate the nature of the continuing involvement, including put and call provisions, if present, and account for the transaction as a financing arrangement, profit-sharing arrangement, leasing arrangement or other alternate method of accounting, rather than as a sale, based on the nature and extent of the continuing involvement. Some transactions may have numerous forms of continuing involvement. In those cases, we determine which method is most appropriate based on the substance of the transaction.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing arrangement. For transactions treated as financing arrangements, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are reflected as interest expense on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the then current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit is recorded to a related discount account and the revised debt discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as these repurchase obligations expire, a sale will be recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a tenant as an incentive to sign the lease, are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities will generally not be significant in comparison to the cash flows from the property prior to sale.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Minority Interest

Minority interest in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”), 7.0% interest in Real Estate Exchange Services (“REES”), which was effectively dissolved in July 2008, and estimated 25.0% economic interest in Plaza Residential, LLC. Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and control the major operating and financial policies of the partnership. We consolidate REES and Plaza Residential since we own the majority interest in and effectively control each joint venture.

The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the minority interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of minority interest distributions would have been approximately $15.3 million had the entity been liquidated as of December 31, 2008. This estimated settlement value is based on estimated third party consideration realizable by the entity upon a hypothetical disposition of the properties and is net of all other assets and liabilities. The actual amount of any distributions to the minority interest holder in this entity is difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the minority interest holder.

Investments in Unconsolidated Affiliates

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in earnings of unconsolidated affiliates.

From time to time, we contribute real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. We assess whether we have continuing involvement in the joint venture and account for the transaction according to the nature and extent of such involvement. If substantially all the risks and rewards of ownership have transferred and there are no other activities which would represent continuing involvement with the property, a gain is recognized to the extent of the third party investor’s interest and we account for our interest in the joint venture under the equity method of accounting as an unconsolidated affiliate as described in the preceding paragraph. If substantially all the risks and rewards of ownership of the property have not transferred or there are activities which would represent continuing involvement with the property, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a sale. See also “Sales of Real Estate” above.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Additionally, the joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt (see Note 14 for further discussion). In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

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

The computation of property operating cost recovery income from tenants is complex and involves numerous judgments, including the interpretation of terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We record these payments as income each month. We make accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements quarterly. After the end of the calendar year, we compute each tenant’s final cost reimbursements and, after considering amounts paid by the tenants during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our total receivables balance related to our tenants is comprised primarily of rents and operating cost recoveries as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the tenant, historical trends of the tenant and/or other debtor and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectibility of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. They include security deposits from sales contracts on for-sale residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements, and deposits given to lenders to unencumber secured properties.

Redeemable Common Units and Preferred Units

Limited partners holding Common Units other than the Company (“Redeemable Common Units”) have the right to put any and all of the Common Units to the Operating Partnership and the Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock. Consequently, these Redeemable Common Units and Preferred Units are classified outside of permanent partners’ capital in the accompanying balance sheet. The recorded value of the Redeemable Common Units is based on fair value at the balance sheet date as measured by the closing price of Common Stock on that date multiplied by the total number of Redeemable Common Units outstanding. The recorded value of the Preferred Units is based on their redemption value.

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to pay dividends to its stockholders equal to at least 90.0% of its annual REIT taxable income, excluding capital gains. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status (excluding any net capital gains) was $0.76 per share in 2008 and $0.54 per share in 2007. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. We conduct certain business activities through a taxable REIT subsidiary, as permitted under the Code. The taxable REIT subsidiary is subject to federal and state income taxes on its taxable income. We record provisions for income taxes based on its income recognized for financial statement purposes, including the effects of temporary differences between such income and the amount recognized for tax purposes. Additionally, beginning January 1, 2007, we began to recognize and measure the effects of uncertain tax positions.

The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.4 billion and $1.7 billion, respectively, at December 31, 2008 and was approximately $2.3 billion and $1.8 billion, respectively, at December 31, 2007.

Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership does not reflect any income taxes in its financial statements, since as a partnership the taxable effects of its operations are attributed to its partners.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Concentration of Credit Risk

We perform ongoing credit evaluations of our tenants. As of December 31, 2008, the properties (excluding residential units) to which we directly or indirectly hold title and have all of the ownership rights (the “Wholly Owned Properties”) were leased to 1,825 tenants in nine primary geographic locations. The geographic locations that comprise greater than 10% of our annualized cash rental revenue are North Carolina, Georgia, Tennessee, Florida and Missouri. Our tenants engage in a wide variety of businesses. No single tenant of the Wholly Owned Properties generated more than 7.5% of our consolidated revenues during 2008.

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

We recognize all derivatives on the balance sheet at fair value. On the date that we enter into a derivative contract, we designate the derivative as (1) a hedge of the variability of cash flows that are to be received or paid in connection with a recognized liability (a “cash flow” hedge), (2) a hedge of changes in the fair value of an asset or a liability attributable to a particular risk (a “fair value” hedge) or (3) an instrument that is held as a non-hedge derivative. Changes in the fair value of highly effective cash flow hedges, to the extent that the hedges are effective, are recorded in Accumulated Other Comprehensive Loss (“AOCL”), until earnings are affected by the hedged transaction (i.e., until periodic settlements of a variable-rate liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the transaction) is recorded in current-period earnings. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in an approximation of value, and such value may never be realized.

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

We are exposed to certain losses in the event of nonperformance by the counterparty under any outstanding hedge contracts. We expect the counter parties, which are major financial institutions, to perform fully under any such contracts. However, if any counterparty were to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings Per Unit

Basic earnings per unit is computed by dividing net income available for common unitholders by the weighted average number of Common Units outstanding. Diluted earnings per share is computed by dividing net income available for common stockholders plus minority interest in the Operating Partnership by the weighted average number of Common Units plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Earnings per unit data is required for all periods for which an income statement or summary of earnings is presented, including summaries outside the basic financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which addresses principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) becomes effective for us on January 1, 2009. SFAS No. 141(R) will reduce the capitalizable costs for any qualifying acquisitions subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and presentation standards for a noncontrolling interest in a subsidiary and amends certain of ARB No. 51’s consolidation procedures for consistency with other business combination standards. SFAS No. 160 becomes effective for us on January 1, 2009. SFAS No. 160 will affect the presentation of minority interest in our Consolidated Balance Sheets, Statements of Income and Statements of Stockholders’ Equity for all periods presented subsequent to January 1, 2009. Additionally, we are currently evaluating the impact SFAS No. 160 may have on redemptions of Common Units.

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 becomes effective for us on January 1, 2009. We will include our unvested restricted stock in our calculation of basic and diluted earnings per unit beginning in the first quarter of 2009 as a result of FSP EITF No. 03-6-1, which we believe will immaterially dilute our common unitholders.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS No. 133-1 and FIN 45-4”). This FSP is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will expand our disclosures related to our derivative instruments and guarantees within the scope of FIN 45 beginning in the first quarter of 2009 as a result of FSP SFAS No. 133-1 and FIN 45-4.

In November 2008, the FASB ratified EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations” (“EITF No. 08-6”), which addresses determination of the initial carrying value of an equity method investment and subsequent determination of impairment among other issues This EITF is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. We will apply the provisions of this EITF to our equity method investments beginning in the first quarter of 2009, which we do not believe will have a material effect on our financial position.

2.	INVESTMENTS

Unconsolidated Affiliates

We have retained equity interests ranging from 22.8% to 50.0% in various joint ventures with unrelated investors. We account for these unconsolidated affiliates using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

Investments in unconsolidated affiliates consisted of the following as of December 31, 2008:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LP	Des Moines, IA	50.00%
Dallas County Partners II, LP	Des Moines, IA	50.00%
Dallas County Partners III, LP	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL; Baltimore, MD	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS- Continued

Combined summarized financial information for our unconsolidated affiliates is as follows:

	December 31,
	2008	2007
Balance Sheets:
Assets:
Real estate assets, net of accumulated depreciation	$704,165	$611,002
All other assets	112,965	108,899
Total Assets	$817,130	$719,901

Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$603,520	$545,198
All other liabilities	32,826	31,816
Partners’ or shareholders’ equity	180,784	142,887
Total Liabilities and Partners’ or Shareholders’ Equity	$817,130	$719,901

Our share of historical partners’ or shareholders’ equity	$37,035	$27,846
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation (2)	19,009	18,238
Carrying value of investments in unconsolidated affiliates (3)	$56,044	$46,084

Our share of unconsolidated non-recourse mortgage debt (1)	$245,108	$232,225

(1)  Our share of principal payments, including amortization, due on mortgages and notes payable as of December 31, 2008 is as follows:

2009	$6,664
2010	9,384
2011	6,071
2012	41,859
2013	23,317
Thereafter	157,813
$245,108

We generally are not liable for any of this debt, except to the extent of our investment, unless we have directly guaranteed any of the debt (see Note 14 to our Consolidated Financial Statements). In most cases, we and/or our strategic partners are required to agree to customary limited exceptions on non-recourse loans.

(2)

This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.

(3)

During the third quarter of 2006, three of our Des Moines joint ventures made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. Although the new debt is non-recourse, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, as discussed in Note 14. We recorded the distributions as a reduction of the investment account and included the resulting negative investment balances of $11.7 million and $10.8 million in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS- Continued

	Years Ended December 31,
	2008	2007	2006
Income Statements:
Rental and other revenues	$156,482	$134,908	$127,289
Expenses:
Operating expenses	77,221	57,346	53,270
Depreciation and amortization	33,096	28,912	26,759
Interest expense	35,204	33,290	32,742
Loss on debt extinguishment	—	—	1,448
Total expenses	145,521	119,548	114,219
Income before disposition of properties	10,961	15,360	13,070
Gains on disposition of properties	—	20,621	—
Net income	$10,961	$35,981	$13,070
Our share of:
Net income (1)	$5,811	$12,322	$6,427
Depreciation and amortization of real estate assets	$12,582	$13,749	$10,821
Interest expense	$14,473	$14,294	$14,042
Loss on debt extinguishment	$—	$—	$724
Gains on disposition of properties	$—	$7,158	$—

______________

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

The following summarizes our unconsolidated affiliates:

- Board of Trade Investment Company; Kessinger/Hunter, LLC

We have a 49.0% interest in Board of Trade Investment Company and a 26.5% interest in Kessinger/Hunter, LLC. We are the property manager for the Board of Trade Investment Company joint venture, for which we receive property management fees. In addition, Kessinger/Hunter, LLC, which is managed by our joint venture partner, provides property management, leasing, brokerage and certain construction related services to certain of our Wholly Owned Properties. Kessinger/Hunter, LLC received $2.6 million, $3.8 million and $2.3 million from us for these services in 2008, 2007 and 2006, respectively.

- Des Moines Joint Ventures

We have a 50.0% ownership interest in RRHWoods, LLC, Dallas County Partners I, LP, Dallas County Partners II, LP, Dallas County Partners III, LP and Fountain Three, a series of joint ventures with R&R Investors relating to properties in Des Moines, Iowa. Our partner is the managing partner and receives management and leasing fees from the joint ventures.

- Highwoods DLF 98/29, LLC

We have a 22.81% interest in a joint venture (“DLF I”) with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG (“DLF”). We are the property manager and leasing agent of DLF I’s properties and receive customary management and leasing fees. At the formation of this joint venture, DLF contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to DLF over time, as discussed in Note 14.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS- Continued

In March 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. We recorded $2.1 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates.

In May 2007, DLF I acquired Eola Park Centre, a 167,000 square foot office building in Orlando, Florida, for $39.3 million. In June 2007, the joint venture obtained a $27.7 million loan secured by Eola Park Centre. Simultaneously with DLF I’s acquisition of Eola Park Centre, we separately acquired an adjacent parcel of development land for $2.0 million on a wholly-owned basis.

- Highwoods DLF 97/26 DLF 99/32, L.P.

We have a 42.93% interest in a joint venture (the “DLF II Joint Venture”) with Dreilander-Fonds 97/26 and 99/32 (“DLF II”). We are the property manager and leasing agent of the DLF II Joint Venture’s properties and receive customary management and leasing fees.

- Highwoods-DLF Forum, LLC

In March 2008, we and an affiliate of DLF formed a new joint venture, Highwoods DLF Forum, LLC, in which we have a 25.0% ownership interest. Upon formation of this joint venture, we contributed $0.8 million of cash. In April 2008, we contributed an additional $11.5 million to the joint venture and the joint venture acquired The Forum, a 635,000 square foot office park in Raleigh, North Carolina, for approximately $113 million. Simultaneously with the acquisition, the joint venture obtained a $67.5 million secured loan. We are the property manager and leasing agent for the office park and receive customary management fees and leasing commissions.

- Concourse Center Associates, LLC and Plaza Colonnade, LLC

We have 50.0% interests in Concourse Center Associates, LLC and Plaza Colonnade, LLC. Unrelated investors own the remaining 50.0% ownership interest in the joint ventures. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions.

- Highwoods KC Glenridge Office, LLC and Highwoods KC Glenridge Land, LLC

We have 40.0% interests in Highwoods KC Glenridge Office, LLC and Highwoods KC Glenridge Land, LLC. Kapital-Consult, a European investment firm that is affiliated with DLF, owns the remaining 60.0% interest in the joint venture. We are the manager and leasing agent for the office properties and receive customary management fees and leasing commissions.

- HIW-KC Orlando, LLC

We have a 40.0% interest in HIW-KC Orlando, LLC. Kapital-Consult owns the remaining 60.0% interest in the joint venture. We are the manager and leasing agent for the properties and receive customary management fees and leasing commissions. We made certain commitments to this joint venture as discussed in Note 14 at the time of the formation, which reduced our gain on the partial sale. The unused portion of these commitments is included in net gains on dispositions of properties, a component of income from continuing operations, for the years ended December 31, 2008, 2007, and 2006 due to our significant continuing involvement with the joint venture.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS- Continued

- Development, Leasing and Management Fees

As discussed above, we receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of our respective joint venture partner’s interest in rental and other revenues, as follows:

	Years Ended December 31,
	2008	2007	2006
Management and leasing fees	$2,073	$2,205	$1,920
Development fees	—	—	98
Total fees	$2,073	$2,205	$2,018

- Other Activity

In February 2007, Weston Lakeside, LLC, an unconsolidated affiliate in which we owned a 50.0% interest, sold 332 rental residential units to a third party for gross proceeds of $45.0 million and paid off all of its outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in the first quarter of 2007 related to this sale and we recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates. Our share of the gain was less than 50.0% due to our joint venture partner’s preferred return as the developer. We received aggregate net distributions of $6.2 million. Weston Lakeside, LLC has been dissolved.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

- Highwoods-Markel Associates, LLC

We have a 50% interest in Highwoods-Markel Associates, LLC. Markel Corporation owns the remaining 50.0% interest in the joint venture. We are the manager and leasing agent for the properties owned by the joint venture and receive customary management fees and leasing commissions. As further described in Note 1, we began consolidating the Markel joint venture in January 2006.

- SF-HIW Harborview Plaza, LP

We have a 20% interest in SF-Harborview Plaza, LP. This joint venture is accounted for as a financing arrangement as described in Note 3. Accordingly, the assets continue to be consolidated in our Consolidated Financial Statements.

- REES

In 2006, we contributed certain development land for a 93% interest in special purpose entities owned by REES. REES contributed 7% of the costs of constructing properties on this land not to exceed $4.0 million outstanding at any time. REES earned an agreed fixed return for its economic investment in these entities. The balance of development costs was funded by third party construction loans. We acquired the properties in 2008 at an amount equal to the actual development costs incurred plus the fixed return earned by REES. We consolidated these entities since we own the majority interest. During 2008, this joint venture was dissolved.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS- Continued

- Plaza Residential, LLC

In 2007, through our taxable REIT subsidiary, we contributed $10.6 million for a majority owned interest in Plaza Residential, LLC with Dominion Partners, LLC (“Dominion”). Plaza Residential was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower being developed by us in Raleigh, NC. Dominion has a 7% ownership interest in the joint venture, performed development services for the joint venture for a market development fee and guaranteed 40.0% of the construction financing. Dominion will receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We consolidated this joint venture since we own the majority interest. Due to these profit sharing arrangements, we have estimated our net economic interest through the completion of this project to be approximately 75.0% and we have recorded our partner’s minority interest accordingly.

For-sale residential condominiums in our Consolidated Balance Sheet include our completed, but unsold, condominium inventory as of December 31, 2008. There can be no assurances that the remaining units will be sold within one year of the balance sheet date. During 2008, we received $28.6 million in gross revenues and recorded $23.0 million cost of goods sold from condominium sales activity. Net gains on for-sale residential condominiums in our Consolidated Statement of Income include gains on the sale of for-sale residential condominiums and forfeitures of earnest money deposits of $4.4 million and $1.2 million, respectively, as of December 31, 2008. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. Minority interest expense in our Consolidated Statement of Income includes our partner’s economic share of the net income of the joint venture of $1.3 million as of December 31, 2008.

- Other Activity

On November 1, 2006, The Vinings at University Center, LLC, a consolidated joint venture, sold 156 residential units to a third party for gross proceeds of $14.3 million, paid off all of its outstanding debt and made cash distributions to its partners. We received a distribution of $2.9 million and recorded a gain of $1.4 million during the fourth quarter of 2006. The Vinings at University Center, LLC has been dissolved.

3.	FINANCING ARRANGEMENTS

- SF-HIW Harborview Plaza, LP

Our joint venture partner in SF-HIW Harborview Plaza, LP (“Harborview LP”) has the right to put its 80.0% equity interest in Harborview LP to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction as described in Note 1. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP, including any new financing by the partnership, remain in our Consolidated Financial Statements. As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The amount of the financing obligation together with the valuation allowance was $16.6 million at December 31, 2008. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. Any payments made under the master lease agreement were expensed as incurred ($70,000 and $0.1 million was expensed during the years ended December 31, 2007 and 2006, respectively) and any amounts paid under the tenant improvement and lease commission guarantee are capitalized and amortized to expense over the remaining lease term. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	FINANCING ARRANGEMENTS - Continued

- Eastshore

In connection with the disposition in 2002 of three buildings located in Richmond, VA (the “Eastshore” transaction), we guaranteed any shortfalls that were incurred in the payment of rent and re-tenanting costs for a five-year period from the date of sale (through November 2007). Because the guarantees covered the entire space occupied by a single tenant under a triple-net lease arrangement, our guarantees were considered a guaranteed return on the buyer’s investment for an extended period of time, and therefore, we accounted for the transaction originally as a financing arrangement. In July 2005, we recorded the transaction as a completed sale when the maximum exposure to loss under the guarantees became less than the related deferred gain. Gain of $3.6 million was recognized in 2006 and $3.3 million in gain was recognized in 2007 as the maximum exposure under the guarantees was reduced. Payments made under rent guarantees after July 2005 were recorded as a reduction of the deferred gain.

Financing Obligations

Our financing obligations consist of the following:

	December 31,
	2008	2007
SF-HIW Harborview, LP financing obligation (1)	$16,604	$16,566
Tax increment financing bond	16,418	17,395
Capitalized ground lease obligation	1,152	1,110
Total	$34,174	$35,071

(1)	See above for further discussion of this financing obligation.

In connection with tax increment financing for construction of a public garage related to an office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is shown as a financing obligation in our Consolidated Balance Sheet. We also receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments.

The capitalized lease obligation represents an obligation to the lessor of land on which we constructed a building. We are obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. We intend to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes into interest expense each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS

Impairments of Long-Lived Assets Held for Use

During 2008, 11 buildings in two office parks and one land parcel classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. As such, we recorded an impairment of assets held for use of $32.8 million, of which $32.4 million related to the two office parks and $0.4 million to the land parcel. We determined fair value by reference to appraised value.

During 2007, one land parcel classified as held for use had indicators of impairment where the carrying value exceeded the sum of undiscounted future cash flows. Accordingly, we recorded an impairment of assets held for use of $0.8 million in 2007. This land became classified as held for sale in the fourth quarter of 2007 and was sold in 2007, and an additional impairment of $0.7 million was recorded with respect to this parcel and included in net gains on disposition of properties. We determined fair value by reference to contracted value.

During 2006, we recorded impairments on operating properties then classified as held for use for $2.6 million. These properties were later reclassified to discontinued operations and were sold. In addition, we recorded impairments with respect to certain properties sold or held for sale aggregating $0.4 million during the year ended December 31, 2007. We determined fair value by reference to a bona fide purchase offer.

Gains and Impairments on Dispositions or Assets Held for Sale

Gains and impairments on disposition of properties, net, included in continuing operations (excluding impairments of assets held for use which are recorded in operating expenses as described above) consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Gains, net of impairments, on disposition of land	$655	$16,466	$12,043
Gains on disposition of depreciable properties (1)	126	3,952	4,114
Total	$781	$20,418	$16,157

(1)

Amounts at December 31, 2007 and 2006 include $3.2 million and $3.6 million, respectively, related to the Eastshore transaction, which was accounted for as a financing obligation due to our significant continuing involvement. See Note 3 to our Consolidated Financial Statements.

Gains and impairments on properties sold or held for sale and classified as discontinued operations consisted of the following, as described in Note 11:

	Years Ended December 31,
	2008	2007	2006
Gains, net of impairments, on sales of depreciable properties	$18,485	$34,477	$14,640
Total	$18,485	$34,477	$14,640

- 2008 Dispositions

During 2008, we sold approximately 744,000 square feet of office and industrial properties for gross proceeds of approximately $56.8 million. We also sold 37.9 acres of non-core land for gross sale proceeds of $9.2 million and, together with the recognition of previously deferred land gains, recorded a net loss of $1.1 million. The net gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2008 transactions are described below, all of which except land sales were recorded as discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In the first quarter of 2008, we sold an office property totaling 30,000 rentable square feet located in the Kansas City, MO metropolitan area for $6.0 million. A gain of $3.1 million was recorded in the first quarter of 2008.

In the second quarter of 2008, we sold office properties aggregating 271,000 rentable square feet located in the Kansas City, MO metropolitan area for $21.7 million. A gain of $5.0 million was recorded in the second quarter of 2008.

In the third quarter of 2008, we sold an industrial property aggregating 250,000 rentable square feet located in the Winston-Salem, NC metropolitan area for $8.2 million. A gain of $3.2 million was recorded in the third quarter of 2008. Additionally, we executed a settlement agreement with the Georgia Department of Transportation related to the condemnation of 4.0 acres of land in 2003 and recorded a gain of $1.7 million in the third quarter of 2008, of which $1.0 million had been deferred in prior years.

In the fourth quarter of 2008, we sold office properties aggregating 193,000 rentable square feet located in Nashville, TN for $20.9 million. A gain of $6.6 million was recorded in the fourth quarter of 2008. Additionally, we sold approximately 31 acres of non-core land located in Baltimore, MD for $7.2 million. A net loss of $1.2 million was recorded in the fourth quarter of 2008.

- 2007 Dispositions

During 2007, we sold approximately 1.2 million square feet of office and industrial properties for gross proceeds of approximately $113.9 million. We also sold 132.8 acres of non-core land for gross sale proceeds of $37.4 million and recorded net gains of $16.6 million. The net gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2007 transactions are described below, all of which except land sales were recorded as discontinued operations.

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

- 2006 Dispositions

During 2006, we sold approximately 3.0 million square feet of office and industrial properties, 17 rental residential units and The Vinings residential project for aggregate gross proceeds of approximately $241 million. Additionally, we sold 220.7 acres of non-core land for gross sale proceeds of $34.5 million and net gains of $12.0 million. The net gains, including recognition of certain gains deferred in prior years, are shown in the preceding table. The significant 2006 transactions are described below, all of which except land sales were recorded as discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.	INVESTMENT ACTIVITIES AND IMPAIRMENT OF LONG-LIVED ASSETS - Continued

In the first quarter of 2006, we sold office and industrial properties encompassing 1,867,000 rentable square feet located in Atlanta, GA, Columbia, SC and Tampa, FL in a single transaction for gross proceeds of approximately $141 million. Also, in the first quarter of 2006, we sold an office property encompassing 132,000 rentable square feet located in Raleigh, NC for gross proceeds of approximately $12.9 million and recorded a gain of approximately $1.4 million.

In the third quarter of 2006, we sold five office and industrial properties aggregating 292,000 rentable square feet located in Raleigh, NC for gross proceeds of approximately $22.8 million and recorded a gain of approximately $2.8 million.

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

Development

Development in process as of December 31, 2008 includes three office properties and one industrial property aggregating 558,000 rentable square feet and 16 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the four buildings currently is expected to be $92.6 million when fully leased and completed. The weighted average pre-leasing of these development projects was 68.2% as of December 31, 2008.

We currently have four office properties recently completed, but not yet stabilized, aggregating 665,000 square feet. We consider the stabilization date to be the earlier of the originally anticipated stabilization date or when 95% occupancy is achieved. The aggregate cost, including leasing commissions, of these properties currently is expected to be $143.8 million when fully leased. The weighted average occupancy of these properties was 68.6% as of December 31, 2008. The components of these properties are included in land, building and tenant improvements, and deferred financing and leasing costs in our Consolidated Balance Sheets as of December 31, 2008.

As of December 31, 2008, we had 74 recently completed for-sale residential condominium units, which had a carrying value of $24.3 million.

Acquisitions

During the third quarter, we acquired an aggregate of 8.3 acres of land in the Atlanta metropolitan area for an aggregate purchase price of $2.1 million.

In the fourth quarter of 2008, we acquired a 135,000 square foot office building in Memphis, TN in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% secured debt that matures in February 2016, both of which were recorded at fair value of $6.3 million and $8.4 million, respectively. We expect to incur or have incurred approximately $1.7 million of near-term building improvements and other costs related to this acquisition.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following:

	December 31,
	2008	2007
Secured indebtedness: (1)
7.77% mortgage loan due 2009	$78,016	$80,408
7.87% mortgage loan due 2009	30,685	41,321
7.05% mortgage loan due 2012	190,000	190,000
6.03% mortgage loan due 2013	133,241	135,593
5.68% mortgage loan due 2013	118,535	120,970
5.74% to 9.00% mortgage loans due between 2007 and 2017 (2), (3)	83,840	77,208
Variable rate construction loan due 2009	4,264	—
Variable rate construction loans due 2010	16,605	19,811
	655,186	665,311
Unsecured indebtedness: (4)
7.125% notes due 2008 (5)	—	100,000
8.125% notes due 2009 (6)	50,000	50,000
5.85% notes due 2017 (7)	398,999	398,876
7.50% notes due 2018	200,000	200,000
Variable rate term loan due 2011	137,500	—
Revolving credit facility due 2009 (8)	163,000	227,800
	949,499	976,676
Total	$1,604,685	$1,641,987

(1)

The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.1 billion at December 31, 2008. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)

Amounts at December 31, 2008 and 2007 include $22.3 million and $22.7 million, respectively, of mortgage debt related to SF-HIW Harborview Plaza, LP. See Note 3 to our Consolidated Financial Statements.

(3)

Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $36.6 million and $37.4 million at December 31, 2008 and 2007, respectively. See Note 2 to our Consolidated Financial Statements.

(4)

The unsecured notes bear interest at rates ranging from 5.85% to 8.125% with interest payable semi-annually in arrears. Any premium and discount related to the issuance of the unsecured notes, together with other issuance costs, is being amortized to interest expense over the life of the respective notes. All of the unsecured notes are redeemable at any time prior to maturity at our option, subject to certain conditions including the payment of make-whole amounts. Under the indenture, the notes may be accelerated if the trustee or 25% of the holders provide written notice of a default and such default remains uncured after 60 days. The Operating Partnership is in compliance with all covenants under the indenture and is current on all payments required thereunder.

(5)	These notes were paid off at maturity on February 1, 2008 with borrowings under our revolving credit facility.
(6)	These notes were paid off at maturity on January 15, 2009 with borrowings under our revolving credit facility.
(7)	This amount is net of an amortized discount of $1.0 million.
(8)

Includes amounts outstanding under our $450.0 million unsecured revolving credit facility, which is currently scheduled to mature on May 1, 2009. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES AND NOTES PAYABLE - Continued

The following table sets forth the principal payments, including amortization, due on our mortgages and notes payable as of December 31, 2008:

Years Ended December 31,	Principal Amount
2009	$340,053
2010	25,845
2011	147,337
2012	212,515
2013	240,607
Thereafter	638,328
$1,604,685

Our $450.0 million unsecured revolving credit facility, of which $163.0 million was outstanding as of December 31, 2008, is currently scheduled to mature on May 1, 2009. We have submitted our notice to extend the maturity date of the credit facility by one year to May 2010, and upon payment of the extension fee and assuming no default exists at that time, the facility will be extended. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Our revolving credit facility had $285.4 million of availability at December 31, 2008 and had $262.7 million of availability as of February 12, 2009.

Our $70.0 million secured construction facility, which bears interest at LIBOR plus 85 basis points, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. Our secured construction facility had $53.4 million of availability at December 31, 2008 and had $42.4 million of availability as of February 12, 2009.

In February 2008, we closed a $137.5 million three-year term loan that bears interest at LIBOR plus 110 basis points. The interest rate would increase to LIBOR plus 160 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. Proceeds from this loan were used to reduce the outstanding borrowings under our revolving credit facility and for short-term investments.

Other Information

Our revolving credit facility, variable rate term loan and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Company are each currently in compliance with all such requirements as of December 31, 2008.

Total interest capitalized to development projects was $8.3 million, $9.7 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES AND NOTES PAYABLE - Continued

Deferred Financing Costs

As of December 31, 2008 and 2007, deferred financing costs were $14.7 million and $14.2 million, respectively, and related accumulated amortization was $7.8 million and $5.4 million, respectively. Deferred financing costs include loan fees, loan closing costs, premium and discounts on bonds and notes payable and debt issuance costs. Amortization of bond premiums and discounts is included in contractual interest expense. All other amortization is included in amortization of deferred financing costs. The scheduled future amortization of these deferred financings costs is as follows at December 31, 2008:

	Contractual Interest Expense	Amortization of Deferred Financing Costs	Total
2009	$37	$1,745	$1,782
2010	36	1,124	1,160
2011	36	834	870
2012	36	714	750
2013	36	620	656
Thereafter	155	1,505	1,660
	$336	$6,542	$6,878

6.	EMPLOYEE BENEFIT PLANS

Officer, Management and Director Compensation Programs

The officers of the Company, which is the sole general partner of the Operating Partnership, participate in an annual non-equity incentive program whereby they are eligible for incentive payments based on a percentage of their annual base salary. In addition to considering the pay practices of the Company’s peer group in determining each officer’s incentive payment percentage, the officer’s ability to influence the Company’s performance is also considered. Each officer has a target annual non-equity incentive payment percentage that ranges from 20% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a performance ‘factor,’ which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals for each criteria and partly on actual total performance relative to the same criteria. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

Certain other members of management participate in an annual non-equity incentive program whereby a target annual cash incentive payment is established based upon the job responsibilities of their position. Incentive payment eligibility ranges from 10% to 30% of annual base salary. The actual incentive payment is determined by our overall performance and the individual’s performance during each year. These incentive payments are also accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

The Company’s officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year under the Amended and Restated 1994 Stock Option Plan (the “Stock Option Plan”). Restricted stock grants are also made annually to directors and certain non-officer employees. As of December 31, 2008, there was remaining availability of 0.8 million shares of Common Stock reserved for future issuance under the Stock Option Plan. Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model.

138

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The Company generally makes annual grants of time-based restricted stock under its Stock Option Plan to our directors, officers and other employees. Shares of time-based restricted stock issued prior to 2005 generally vest 50% three years from the date of grant and the remaining 50% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2006, 2007 and 2008 generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

During 2007 and 2006, the Company also issued shares of restricted stock to officers under its Stock Option Plan that will vest if the Company’s total shareholder return exceeds the average total returns of a selected group of peer companies over a three-year period. If the Company’s total shareholder return does not equal or exceed such average total returns, none of the total return-based restricted stock will vest. The grants also contain a provision allowing for partial vesting if the annual total return in any given year of the three-year period exceeds 9% on an absolute basis. The Company’s total return on Common Stock was less than 9% for 2008 and 2007, and accordingly, no shares vested as a result of this provision. The Company’s total return on Common Stock exceeded 9% in 2006, and accordingly 2,373 previously issued shares of total return-based restricted stock vested as of December 31, 2006, net of shares surrendered for withholding taxes. The grant date fair values of each such share of total return-based restricted stock were determined to be approximately 75% and 87% of the market value of a share of Common Stock as of the grant dates for the 2007 and 2006 grants, respectively. The grant date fair value of these shares of total-return based restricted stock is being amortized to expense on a straight-line method over the three-year period.

During 2008, the Company issued 33,723 shares of total return-based restricted stock to officers under its Stock Option Plan that will vest only to the extent our absolute total return for the three-year period ended December 31, 2010 is at least 22% or if the Company’s total return exceeds 100% of the peer group index. The grant date fair value of such shares of total return-based restricted stock was determined to be 100% of the market value of a share of Common Stock as of the grant date.

During 2008, 2007 and 2006, the Company also issued shares of performance-based restricted stock to officers under its Stock Option Plan that will vest pursuant to performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

Additional total return-based restricted stock and performance-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. We will also accrue and record expense for additional performance-based shares during the three-year period to the extent issuance of the additional shares is expected based on our current and projected actual performance. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

During the years ended December 31, 2008, 2007 and 2006, we recognized approximately $6.7 million, $5.2 million and $3.7 million, respectively, of stock-based compensation expense. As of December 31, 2008, there was $9.3 million of total unrecognized stock-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 1.2 years.

The compensation and governance committee of the Company’s board of directors has retained the authority to grant non-equity incentive and equity incentive awards at its discretion.

Using the Black-Scholes option valuation model, the weighted average fair values of options granted during 2008, 2007 and 2006 were $3.18, $6.30 and $4.00, respectively, per option. The fair values of the options granted were determined at the grant dates using the following weighted average assumptions:

	2008	2007	2006
Risk free interest rate (1)	2.67%	4.51%	4.63%
Common stock dividend yield (2)	5.77%	4.07%	5.20%
Expected volatility (3)	22.64%	18.95%	18.90%
Average expected option life (years) (4)	5.75	5.75	4.75
Options granted	319,091	146,347	243,610

(1)	Represents interest rate on US treasury bonds having the same life as the estimated life of the option grants.
(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.
(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.
(4)	The average expected option life for the 2008, 2007 and 2006 grants is based on an analysis of historical company data.

The following table summarizes information about all stock options outstanding at December 31, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2007	1,909,821	$26.45
Options granted	319,091	29.48
Options cancelled	(16,331)	31.66
Options exercised	(723,331)	22.95
Balances at December 31, 2008	1,489,250	$28.74

Cash received or receivable from options exercised was $15.9 million, $12.9 million and $43.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $9.6 million, $23.4 million and $30.5 million, respectively. The total intrinsic value of options outstanding at December 31, 2008, 2007 and 2006 was $1.7 million, $8.0 million and $47.9 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement for certain qualified exercises. The Company has a policy of issuing new shares to satisfy stock option exercises.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

The following table sets forth information at December 31, 2008 about (a) the outstanding number of vested stock options and those expected to vest and (b) the number of those options that are exercisable.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000s)	Weighted Average Remaining Years
Outstanding	1,489,250	$28.74	$1,724	4.3
Exercisable	826,621	$26.71	$1,580	3.6

The following table summarizes activity in the year ended December 31, 2008 for all time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2007	356,497	$34.89
Awarded and issued (1)	92,150	30.13
Vested (2)	(113,823)	33.13
Forfeited	(5,029)	32.11
Nonvested shares outstanding at December 31, 2008	329,795	$34.21

(1)

The weighted average fair value at grant date of time-based restricted shares issued during the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $8.4 million and $2.4 million, respectively.

(2)	The vesting date fair value of time-based restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $4.8 million, $3.2 million and $2.2 million, respectively.

The following table summarizes activity in the year ended December 31, 2008 for all performance-based and total return-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2007	135,472	$32.52
Awarded and issued (1)	77,878	29.75
Vested (2)	(59,892)	26.82
Forfeited	(2,116)	29.23
Nonvested shares outstanding at December 31, 2008	151,342	$33.39

(1)

The weighted average fair value at grant date of performance-based and total return-based restricted shares issued during the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $1.7 million and $1.6 million, respectively.

(2)

The vesting date fair value of performance-based and total return-based restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $0.2 million and $0.2 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

Retirement Plan

In 2006, the Company adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and time-based restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and remain exercisable according to the terms of their original grants. Eligible retirees would also be entitled to receive a pro rata amount of any performance-based and total return-based restricted stock originally granted to such eligible retiree during his or her employment that subsequently vests after the retirement date according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and will be phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 25% of their 2006 grants, 50% of their 2007 grants and 75% of their 2008 grants were fully expensed at the grant date, which increased compensation expense by approximately $0.6 million, $0.3 million and $0.2 million in the years ended December 31, 2008, 2007 and 2006, respectively. Grants made prior to 2006 are unaffected.

Deferred Compensation

The Company has a non-qualified deferred compensation plan pursuant to which each officer and director can elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested by the Company in various unrelated mutual funds. These investments are recorded at fair value which aggregated $5.4 million at December 31, 2008 and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments (recorded in prepaid expenses and other assets). Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded.

Prior to January 1, 2006, executive officers and directors also could elect to defer cash compensation for investment in units of phantom stock of the Company, which are not recorded as assets in our financial statements. At the end of each calendar quarter, any executive officer and director who deferred compensation into phantom stock was credited with units of phantom stock at a 15.0% discount. Dividends on the phantom units are assumed to be issued in additional units of phantom stock at a 15.0% discount. If an officer that deferred compensation under this plan leaves our employ voluntarily or for cause within two years after the end of the year in which such officer deferred compensation for units of phantom stock, at a minimum, the 15.0% discount and any deemed dividends are forfeited. Over the two-year vesting period, we record additional compensation expense equal to the 15.0% discount, the accrued dividends and any changes in the market value of Common Stock from the date of the deferral. The net expense/(income) recorded in general and administrative expenses from Phantom Stock aggregated $61,000, $(0.3) million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash payments from the plan for the years ended December 31, 2008, 2007 and 2006 were $50,000, $0.3 million and $0.4 million, respectively. Transfers made from the phantom stock investment to other investments in the deferred compensation plan for the years ended December 31, 2008, 2007 and 2006 were $0.4 million, $1.5 million and $1.1 million, respectively. At December 31, 2008, the total liability for deferred compensation aggregated $6.5 million and is recorded in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.	EMPLOYEE BENEFIT PLANS - Continued

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s salary subject to statutory limits). During the years ended December 31, 2008, 2007 and 2006, we contributed $1.1 million, $1.2 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this plan are not included in our Consolidated Balance Sheets. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan for all active employees under which employees can elect to contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, are applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. The Operating Partnership issues one Common Unit to the Company in exchange for the price paid for each share of Common Stock. In 2006, the Company issued 60,471 shares of Common Stock under the Employee Stock Purchase Plan, which included shares purchased using the funds held by a trustee. In the years ended December 31, 2008 and 2007, the Company issued 29,324 and 16,937 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.2 million in each of the years ended December 31, 2008, 2007 and 2006, respectively.

7.	RENTAL AND OTHER REVENUES; RENTAL PROPERTY AND OTHER EXPENSES

Our real estate assets are leased to tenants under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases or, much less frequently, adjustments based on the Consumer Price Index. Generally, the leases also require that the tenants reimburse us for increases in certain costs above the base-year costs. Rental and other revenues from continuing operations consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Contractual rents	$394,950	$366,624	$341,348
Straight-line rental income, net	5,983	6,970	8,204
Lease incentive amortization	(1,041)	(960)	(791)
Property operating cost recovery income	49,691	44,124	39,295
Lease termination fees	2,578	1,700	2,776
Fee income	5,149	6,494	6,001
Other miscellaneous operating income	3,693	3,494	4,471
	$461,003	$428,446	$401,304

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.	RENTAL AND OTHER REVENUES; RENTAL PROPERTY AND OTHER EXPENSES - Continued

Rental property and other expenses from continuing operations consisted of the following:

	Years Ended December 31,
	2008	2007	2006
Maintenance, cleaning and general building	$59,594	$54,259	$51,357
Utilities, insurance and real estate taxes	89,785	82,573	77,750
Division and allocated administrative expenses	11,742	11,373	11,623
Other miscellaneous operating expenses	4,462	4,721	5,494
	$165,583	$152,926	$146,224

Expected future minimum base rents to be received over the next five years and thereafter from tenants for leases in effect at December 31, 2008 for the Wholly Owned Properties are as follows:

2009	$388,231
2010	357,666
2011	315,315
2012	258,003
2013	202,778
Thereafter	629,149
$2,151,142

8.	PARTNERS' CAPITAL

Common Unit Distributions

Distributions declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2008, 2007 and 2006.

On January 30, 2009, the Board of Directors declared a cash distribution of $0.425 per Common Unit payable on March 9, 2009.

Redeemable Common Units

The Operating Partnership is obligated to redeem each Redeemable Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Redeemable Common Unit presented for redemption for cash or one share of Common Stock. When a holder redeems a Redeemable Common Unit for a share of Common Stock or cash, the Company’s share in the Operating Partnership will be increased. The Common Units owned by the Company are not redeemable.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.	PARTNERS' CAPITAL - Continued

Preferred Units

Below is a tabular presentation of our Preferred Units as of December 31, 2008 and 2007:

Preferred Unit Issuances	Issue Date	Number of Units Issued Originally	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)	(in thousands)
December 31, 2008:
8.625% Series A Cumulative Redeemable	2/12/1997	125	29	$29,092	$1,000	2/12/2007	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	6,900	2,100	$52,500	$25	9/25/2002	$2.00

December 31, 2007:
8.625% Series A Cumulative Redeemable	2/12/1997	125	83	$82,937	$1,000	2/12/2007	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	6,900	2,100	$52,500	$25	9/25/2002	$2.00

The net proceeds raised from Preferred Stock issuances were contributed by the Company to the Operating Partnership in exchange for Preferred Units in the Operating Partnership. The terms of each series of Preferred Units generally parallel the terms of the respective Preferred Stock as to distributions, liquidation and redemption rights.

In September 2008, the Company sold 5.5 million shares of Common Stock for net proceeds of $195.0 million. The net proceeds from the offering were contributed by the Company to the Operating Partnership in exchange for a like number of Common Units. A portion of the net proceeds of the offering were used to repurchase 53,845 outstanding Series A Preferred Units for an aggregate purchase price of $52.5 million. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

On August 6, 2007, we redeemed 22,008 of our outstanding Series A Preferred Units for an aggregate purchase price of $22.3 million. In connection with this redemption, the $0.8 million excess of the purchase cost over the net carrying amount of the units was recorded as a reduction to net income available for common unitholders in the third quarter of 2007.

On May 29, 2007, we redeemed 1.6 million of our outstanding Series B Preferred Units, aggregating $40.0 million plus accrued and unpaid distributions. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the second quarter of 2007.

On February 23, 2006, we redeemed 2.0 million of our outstanding Series B Preferred Units aggregating $50.0 million plus accrued distributions. On August 22, 2005, we redeemed 0.4 million, representing all of our outstanding, Series D Preferred Units and 1.2 million of our outstanding Series B Preferred Units, aggregating $130.0 million plus accrued distributions. In connection with these redemptions, the excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in the amounts of $1.8 million and $4.3 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	DERIVATIVE FINANCIAL INSTRUMENTS

Prior to 2007, we entered into certain interest rate hedging arrangements which were designated as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.8 million and $0.9 million and is included in Accumulated Other Comprehensive Loss (“AOCL”) as of December 31, 2008 and 2007, respectively. This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.3 million will be recognized as an increase to interest expense within the next 12 months.

During 2007, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate under which interest on such borrowings is based at 4.70%. These swaps were not designated as hedges under SFAS No. 133. Accordingly, the swaps were accounted for as non-hedge derivatives as of December 31, 2007. An aggregate unrealized loss of $0.2 million was recognized during 2007 and an aggregate unrealized gain of $0.2 million was recognized in 2008 for these two swaps. These swaps matured in 2008.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. The counterparty under the $30.0 million swap was PNC Bank, N.A. and the counterparty under the $20.0 million swap was Bank of America, N.A. These swaps were designated as hedges and are being accounted for as cash flow hedges. These swaps matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated as a hedge and is being accounted for as a cash flow hedge.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated as a hedge and is being accounted for as a cash flow hedge.

10.	OTHER COMPREHENSIVE INCOME

Other comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities not reflected in our Consolidated Statements of Income. The components of other comprehensive income are as follows:

	Years Ended December 31,
	2008	2007	2006
Net income	$33,442	$94,216	$56,307
Other comprehensive income:
Unrealized loss on tax increment financing bonds	(2,659)	—	—
Unrealized derivative losses on cash-flow hedges	(1,376)	—	—
Amortization of past cash-flow hedges	181	577	697
Total other comprehensive income	(3,854)	577	697
Total comprehensive income	$29,588	$94,793	$57,004

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	DISCONTINUED OPERATIONS

As part of our business strategy, we will from time to time selectively dispose of non-core properties in order to use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 5.0 million square feet of office and industrial properties and 186 rental residential units sold during 2006, 2007 and 2008. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Years Ended December 31,
	2008	2007	2006
Rental and other revenues	$4,860	$15,658	$28,367
Operating expenses:
Rental property and other expenses	2,135	7,227	12,095
Impairment of assets held for use	—	—	2,600
Depreciation and amortization	853	3,603	7,319
General and administrative	—	—	87
Total operating expenses	2,988	10,830	22,101
Interest expense	—	—	560
Interest and other income	23	49	102
Income before net gains on sales of discontinued operations	1,895	4,877	5,808
Net gains on sales of discontinued operations	18,485	34,477	14,640
Total discontinued operations	$20,380	$39,354	$20,448

Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$37,181	$110,952	$316,239

The following table includes the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2008	2007
Assets:
Land, previously classified as held for development	$1,197	$10,404
Net real estate assets	1,197	10,404
Prepaid expenses and other	45	62
Total assets	$1,242	$10,466
Tenant security deposits, deferred rents and accrued costs (1)	$—	$100

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	EARNINGS PER UNIT

The following table sets forth the computation of basic and diluted earnings per unit:

	Years Ended December 31,
	2008	2007	2006
Basic income per unit:
Numerator:
Income from continuing operations	$13,062	$54,862	$35,859
Preferred Unit distributions (1)	(9,804)	(13,477)	(17,063)
Excess of Preferred Unit redemption/repurchase costs over carrying value (1)	(108)	(2,285)	(1,803)
Income from continuing operations available for common unitholders	3,150	39,100	16,993
Income from discontinued operations	20,380	39,354	20,448
Net income available for common unitholders	$23,530	$78,454	$37,441
Denominator:
Denominator for basic earnings per unit – weighted average units (2)	62,365	60,225	59,273
Basic earnings per unit:
Income from continuing operations	$0.05	$0.65	$0.29
Income from discontinued operations	0.33	0.65	0.34
Net income	$0.38	$1.30	$0.63
Diluted income per unit:
Numerator:
Income from continuing operations	$13,062	$54,862	$35,859
Preferred Unit distributions (1)	(9,804)	(13,477)	(17,063)
Excess of Preferred Unit redemption/repurchase costs over carrying value (1)	(108)	(2,285)	(1,803)
Income from continuing operations available for common unitholders	3,150	39,100	16,993
Income from discontinued operations	20,380	39,354	20,448
Net income available for common unitholders	$23,530	$78,454	$37,441
Denominator:
Denominator for basic earnings per unit – adjusted weighted average units (2)	62,365	60,225	59,273
Add:
Employee and director stock options and warrants	201	663	1,394
Unvested restricted stock	263	250	286
Denominator for diluted earnings per units – adjusted weighted average units and assumed conversions (3)	62,829	61,138	60,953
Diluted earnings per unit:
Income from continuing operations	$0.05	$0.64	$0.27
Income from discontinued operations	0.32	0.64	0.34
Net income	$0.37	$1.28	$0.61

(1)	For additional disclosures regarding outstanding Preferred Units, see Note 8 included herein.
(2)	Weighted average units exclude a portion of the unvested restricted units.
(3)

Options and warrants aggregating approximately 1.4 million, 0.1 million and 0.2 million units were outstanding during the years ended December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per unit because the exercise prices of the options and warrants were higher than the average market price of Common Units as reflected by the average market price of Common Stock during these periods.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	EARNINGS PER UNIT - Continued

The number of Common Units reserved for future issuance is as follows:

	December 31,
	2008	2007
Outstanding warrants	15,000	25,000
Outstanding stock options	1,489,250	1,909,821
Possible future issuance under Stock Option Plan	773,532	1,234,598
	2,277,782	3,169,419

13.	WARRANTS

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. In 2006, 30,000 warrants with an exercise price of $28.00 per share were exercised, 591,715 warrants with an exercise price of $32.50 per share were exercised and 100,000 warrants with an exercise price of $34.13 were exercised. In 2007, 10,000 warrants with an exercise price of $34.13 were exercised. In 2008, 10,000 warrants with an exercise price of $32.50 were exercised. At December 31, 2008, there are 15,000 warrants outstanding with an exercise price of $32.50; these warrants have no expiration date.

14.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

We maintain our cash and cash equivalent investments and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Operating Ground Leases

Certain properties in our wholly owned portfolio are subject to operating ground leases expiring through 2082. Rental payments on these leases are adjusted annually based on either the consumer price index (CPI) or on a pre-determined schedule. Total expense recorded for operating ground leases was $1.4 million, $1.4 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, our payment obligations for future minimum payments on operating ground leases were as follows:

2009	$1,142
2010	1,125
2011	1,145
2012	1,165
2013	1,186
Thereafter	42,706
$48,469

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	COMMITMENTS AND CONTINGENCIES - Continued

Completion Contracts

We have approximately $41.5 million of completion contracts as of December 31, 2008. Completion contracts are defined as payments to be made under current contractual obligations related to capital expenditures. This amount represents our estimate of contractual obligations as of December 31, 2008 related to various construction projects, which we expect to pay in 2009.

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

DLF I Obligation

At the formation of the DLF I joint venture, the amount DLF contributed in cash to the venture and subsequently distributed to us was determined to be in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. Under the joint venture agreement, we are required to repay this amount to DLF over 14 years. The payments of $7.2 million were discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.5 million were made in each of the years ended December 31, 2008, 2007 and 2006, of which $0.2 million, $0.2 million and $0.3 million in the years ended December 31, 2008, 2007 and 2006, respectively, represented imputed interest expense. The balance at December 31, 2008 and 2007 is $2.0 million and $2.3 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

Guarantees and Other Obligations

The table below sets forth information about certain guarantees and other obligations as of December 31, 2008. The amounts reflected in the table assume we would be required to pay the maximum potential exposure with no offsets or reductions. With respect to a rent guarantee, if the space is leased, we assumed the existing tenant defaulted at December 31, 2008 and that the space will remain unleased through the remainder of the guaranty. If the space is vacant, we assumed the space will remain vacant through the remainder of the guaranty. Since it is assumed that no new tenant will occupy the space, lease commissions, if applicable, are excluded.

Entity or Transaction	Type of Guarantee or Other Obligation	Amount Recorded/ Deferred	Date Guarantee Expires
RRHWoods, LLC	Debt	$—	11/2015
RRHWoods, LLC	Indirect Debt	$281	8/2010
RRHWoods, LLC	Indirect Debt	$22	11/2009 and 11/2011
RRHWoods, LLC and Dallas County Partners I, LP	Indirect Debt	$58	6/2014
RRHWoods, LLC	Debt	$—	3/2017
Plaza Colonnade	Indirect Debt	$4	12/2009
Industrial	Environmental costs	$125	When Remediated
HIW-KC Orlando, LLC	Rent	$226	4/2011
HIW-KC Orlando, LLC	Leasing Costs	$295	Until Paid
Capitalized Lease Obligations	Debt	$134	Various

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	COMMITMENTS AND CONTINGENCIES - Continued

- Des Moines Joint Ventures

We guarantee $8.6 million of debt of a consolidated affiliate of the RRH Woods, LLC joint venture. This guarantee was entered into prior to the January 1, 2003 and therefore, no liability for the debt guarantee was recorded at December 31, 2008 or 2007. Our maximum potential exposure under this guarantee was $8.6 million at December 31, 2008. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets. This guarantee is scheduled to expire in November 2015.

To facilitate a financing by the RRH Woods, LLC joint venture, we guarantee $3.1 million relating to a letter of credit and a corresponding master lease. The guarantee requires us to pay under a contingent master lease if the cash flows from the building securing the letter of credit do not cover at least 50% of the minimum debt service. During 2008, 2007 and 2006, we made master lease payments of $0.1 million, $0.1 million and $39,000, respectively. As a result of this guarantee, we have recorded $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007. Our maximum potential exposure under this guarantee was $3.1 million at December 31, 2008. This guarantee is scheduled to expire in August 2010.

To facilitate a financing by the RRH Woods, LLC joint venture, we guarantee $3.3 million of the joint venture’s debt. Because the joint venture currently is expected to generate sufficient cash flow to cover the required debt service, no liability for this guarantee was recorded at December 31, 2008 or 2007. In addition, we agreed to a master lease for 50% of the debt service should the joint venture not generate sufficient cash flow to cover the required debt service. As a result of this master lease, we have recorded $22,000 and $30,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this guarantee was $3.3 million at December 31, 2008. Recourse provisions exist that would enable us to recover some or all of any such payments from the joint venture’s assets. This guarantee is scheduled to expire in November 2009, but at the option of the joint venture may be extended to November 2011.

To facilitate a financing by the RRH Woods, LLC and Dallas County Partners joint ventures, we agreed to master lease certain vacant space and guarantee $0.8 million of debt. No master lease payments were necessary in 2008 or 2007. Because the joint ventures currently are expected to generate sufficient cash flow to cover the required debt service, no liability for the debt guarantee was recorded at December 31, 2008 or 2007. As a result of this master lease, we have recorded $58,000 and $68,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this master lease was $1.6 million at December 31, 2008. Our maximum potential exposure under the debt guarantee was $0.8 million at December 31, 2008. This guarantee is scheduled to expire in June 2014.

To facilitate a financing by RRH Woods, LLC, our joint venture partner provided a $1.5 million letter of credit. We agreed to reimburse our partner for 50% of the letter of credit in the event of a default by the joint venture of the underlying debt. Because the joint venture currently is expected to generate sufficient cash flow to cover the required debt service, no liability for this obligation was recorded at December 31, 2008 or 2007. Our maximum potential exposure under this guarantee was $0.8 million at December 31, 2008. This obligation is scheduled to expire in March 2017.

- Plaza Colonnade, LLC

To facilitate a financing by the Plaza Colonnade, LLC joint venture, we agreed to master lease 30,772 square feet through December 2009. As a result of this master lease, we have recorded $4,000 and $8,000 in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in unconsolidated affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Our maximum potential exposure under this master lease was $0.4 million at December 31, 2008.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.	COMMITMENTS AND CONTINGENCIES - Continued

- Industrial

As part of the sale of an industrial property in December 2003, we indemnified the buyer with respect to environmental concerns of up to $0.1 million. As a result, $0.1 million of the gain was deferred in accounts payable, accrued expenses and other liabilities at the time of sale and will remain deferred until the environmental concerns are remediated. Our exposure for environmental remediation continues until remediation.

- HIW-KC Orlando, LLC

As part of the formation of HIW KC Orlando, LLC, we agreed to master lease 3,248 rentable square feet. During 2008, 2007 and 2006, we made master lease payments of $27,000, $21,000 and $26,000, respectively. As a result of this master lease, we have recorded $0.2 million and $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in affiliates in our Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. Additionally, we agreed to guarantee the initial leasing costs, originally estimated at $4.1 million, for approximately 11% of the total square feet of the property owned by the joint venture. During 2006, we made payments of $8,000 under this arrangement. As a result of this guarantee, we have recorded $0.3 million in accounts payable, accrued expenses and other liabilities and as a deferred charge in investments in affiliates in our Consolidated Balance Sheets at both December 31, 2008 and 2007. Our maximum potential exposure under the master lease was $0.2 million at December 31, 2008. Our maximum potential exposure for leasing costs was $0.3 million at December 31, 2008. The master lease is scheduled to expire in April 2011. Our exposure for leasing costs continues until paid.

- Capitalized Lease Obligations

We have capitalized lease obligations of $0.1 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2008 and 2007.

Litigation, Claims and Assessments

We are from time to time a party to a variety of legal proceedings, claims and assessments arising in the ordinary course of our business. We regularly assess the liabilities and contingencies in connection with these matters based on the latest information available. For those matters where it is probable that we have incurred or will incur a loss and the loss or range of loss can be reasonably estimated, the estimated loss is accrued and charged to income in our Consolidated Financial Statements. In other instances, because of the uncertainties related to both the probable outcome and amount or range of loss, a reasonable estimate of liability, if any, cannot be made. Based on the current expected outcome of such matters, none of these proceedings, claims or assessments is expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our Level 3 asset is our tax increment financing bond that is not routinely traded but whose fair value is determined using an estimate of projected redemption value predicated upon quoted bid/ask prices for similar unrated municipal bonds. In December 2007, we acquired for $20.9 million the remaining outstanding bonds, at par value, that were issued by a municipal authority in connection with this tax increment financing. These available for-sale securities are carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The fair value of these bonds has been significantly below carrying value for two quarters due to the lack of demand in the relevant private placement markets caused by the current dislocations in the credit markets. We believe these bonds will recover in value in the future due to the quality of the underlying collateral.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property. See Note 3 for further discussion of this financing obligation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following tables set forth the financial assets and liabilities as of December 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement.

		Fair Value Measurements Using
		Level 1	Level 2	Level 3
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (in prepaid expenses and other assets) (1)	$5,422	$5,422	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,468	—	—	17,468
Total Assets	$22,890	$5,422	$—	$17,468

Liabilities
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$—	$1,376	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,522	6,522	—	—
SF-Harborview Plaza, LP financing obligation	16,604	—	—	16,604
Total Liabilities	$24,502	$6,522	$1,376	$16,604

(1)	The marketable securities are held through our officer deferred compensation plans.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Asset:
Tax Increment Financing Bond
Beginning balance as of December 31, 2007	$—
Transfer into Level 3	20,541
Principal repayment	(790)
Unrealized loss (in AOCL)	(2,283)
Ending balance as of December 31, 2008	$17,468

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance as of December 31, 2007	$16,566
Payments on financing obligation	(1,579)
Interest expense on financing obligation	1,617
Ending balance as of December 31, 2008	$16,604

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.	DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of our financial instruments were as follows:

	Carrying Amount	Fair Value
December 31,2008
Cash and cash equivalents	$13,649	$13,649
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bonds (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522

December 31,2007
Cash and cash equivalents	$3,144	$3,144
Restricted cash	$15,896	$15,896
Accounts and notes receivable	$28,747	$28,747
Marketable securities (in prepaid expenses and other assets)	$6,194	$6,194
Tax increment financing bonds (in prepaid expenses and other assets)	$20,915	$20,915
Mortgages and notes payable	$1,641,987	$1,632,894
Financing obligations	$35,071	$33,852
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$183	$183
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$7,867	$7,867

The fair values of our mortgages and notes payable and financing obligations were estimated using discounted cash flow analysis based on available rates on similar borrowing arrangements at December 31, 2008 and 2007. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to us at December 31, 2008. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

16.	INCOME TAXES

Our Consolidated Financial Statements include operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to corporate, state and local income taxes. As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.

Other than the liability for an uncertain tax position and related accrued interest discussed below, no provision has been made for federal and state income taxes for the Company or the Operating Partnership during the years ended December 31, 2008, 2007and 2006 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no income tax expense during the periods. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2008 of approximately $12.8 million and has paid no income taxes since its formation. In addition to the $5.0 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $2.2 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $2.8 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. Accordingly, no tax benefit has been recognized in the accompanying Consolidated Financial Statements. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

On January 1, 2007, the Operating Partnership recorded no liabilities for uncertain tax positions. However, the Company recorded a $1.4 million liability, which included $0.2 million of accrued interest, for an uncertain tax position, with the related expense reflected as a reduction to the beginning balance of distributions in excess of net earnings. This liability was included in accounts payable, accrued expenses and other liabilities. During the third quarter of 2007, the liability for the uncertain tax position was released, and income recognized, upon the expiration of the applicable statute of limitations. In addition, the liability of $0.05 million of interest that was accrued in 2007 relating to this liability was also released. If this liability for the uncertain tax position and any related interest or penalties had ever been paid by the Company, the Operating Partnership would have reimbursed the Company for these costs, as provided under the partnership agreement.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2005 through 2008.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

17.	SEGMENT INFORMATION

Our principal business is the acquisition, development and operation of rental real estate properties. We evaluate our business by product type and by geographic locations. These segments and our disclosures below are expanded from what we reported in prior years due to expanded internal reporting information used by our chief operating decision makers starting in the first quarter of 2008. Each product type has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. The operating results by geographic grouping are also regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, at December 31, 2008, no tenant of the Wholly Owned Properties comprised more than 7.5% of our consolidated revenues.

The following table summarizes the rental income, net operating income and assets for each reportable segment:

	Years Ended December 31,
	2008	2007	2006
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$47,010	$43,579	$40,493
Greenville, SC	14,039	15,324	14,044
Kansas City, MO	15,409	14,443	13,282
Memphis, TN	25,822	24,230	22,069
Nashville, TN	61,090	51,190	46,991
Orlando, FL	11,447	8,851	8,385
Piedmont Triad, NC	26,611	25,413	27,187
Raleigh, NC	70,512	63,058	57,381
Richmond, VA	47,916	45,159	41,906
Tampa, FL	65,778	61,564	57,675
Total Office Segment	385,634	352,811	329,413
Industrial:
Atlanta, GA	15,783	15,978	15,270
Greenville, SC	—	180	305
Kansas City, MO	20	20	32
Piedmont Triad, NC	14,310	13,593	12,821
Total Industrial Segment	30,113	29,771	28,428
Retail:
Kansas City, MO	43,491	44,119	41,814
Piedmont Triad, NC	559	564	526
Total Retail Segment	44,050	44,683	42,340
Residential:
Kansas City, MO	1,206	1,181	1,123
Total Residential Segment	1,206	1,181	1,123
Total Rental and Other Revenues	$461,003	$428,446	$401,304

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

17.	SEGMENT INFORMATION - Continued

	Years Ended December 31,
	2008	2007	2006
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$28,693	$28,457	$25,507
Greenville, SC	8,549	8,923	7,974
Kansas City, MO	9,240	8,414	7,655
Memphis, TN	15,124	13,704	12,780
Nashville, TN	40,110	32,781	29,670
Orlando, FL	6,296	4,375	4,134
Piedmont Triad, NC	17,152	16,727	18,564
Raleigh, NC	46,386	40,425	36,390
Richmond, VA	32,178	30,998	28,523
Tampa, FL	39,290	36,821	32,890
Other	(104)	(96)	(111)
Total Office Segment	242,914	221,529	203,976
Industrial:
Atlanta, GA	11,970	12,556	11,917
Greenville, SC	—	40	85
Kansas City, MO	8	9	21
Piedmont Triad, NC	11,010	10,612	9,798
Total Industrial Segment	22,988	23,217	21,821
Retail:
Atlanta, GA	(25)	(23)	(26)
Kansas City, MO	28,506	29,773	28,381
Piedmont Triad, NC	441	459	432
Raleigh, NC	(93)	(86)	(72)
Total Retail Segment	28,829	30,123	28,715
Residential:
Greenville, SC	—	(29)	(94)
Kansas City, MO	833	865	867
Orlando, FL	(111)	(101)	(110)
Raleigh, NC	(33)	(84)	(95)
Total Residential Segment	689	651	568
Total Net Operating Income	295,420	275,520	255,080
Reconciliation to income before disposition of property and condominiums, insurance gain, minority interest and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(126,767)	(120,254)	(110,983)
Impairment of assets held for use	(32,846)	(789)	—
General and administrative expense	(38,187)	(41,930)	(37,100)
Interest expense	(98,492)	(100,256)	(100,730)
Interest and other income	3,766	6,382	7,613
Income before disposition of property and condominiums, insurance gain, minority interest and equity in earnings of unconsolidated affiliates	$2,894	$18,673	$13,880

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

17.	SEGMENT INFORMATION - Continued

	December 31,
	2008	2007	2006
Total Assets:
Office:
Atlanta, GA	$277,472	$276,283	$268,848
Baltimore, MD	1,793	10,155	11,661
Greenville, SC	83,554	87,663	112,515
Kansas City, MO	87,954	104,076	107,004
Memphis, TN	187,316	134,962	133,762
Nashville, TN	348,068	349,351	312,154
Orlando, FL	50,852	51,361	45,684
Piedmont Triad, NC	148,511	182,470	189,809
Raleigh, NC	469,448	442,434	408,359
Richmond, VA	257,221	259,707	259,602
Tampa, FL	379,146	389,407	369,307
Total Office Segment	2,291,335	2,287,869	2,218,705
Industrial:
Atlanta, GA	137,510	124,759	119,470
Greenville, SC	—	—	4,305
Kansas City, MO	123	152	134
Piedmont Triad, NC	100,429	108,234	104,212
Total Industrial Segment	238,062	233,145	228,121
Retail:
Atlanta, GA	1,070	978	1,115
Kansas City, MO	224,603	230,556	236,702
Piedmont Triad, NC	10,423	7,960	6,497
Raleigh, NC	4,452	3,225	3,573
Total Retail Segment	240,548	242,719	247,887
Residential:
Greenville, SC	—	—	6,100
Kansas City, MO	6,471	6,834	6,691
Orlando, FL	2,147	2,147	1,994
Raleigh, NC	28,698	18,032	5,774
Total Residential Segment	37,316	27,013	20,559
Corporate	137,595	135,058	122,377
Total Assets	$2,944,856	$2,925,804	$2,837,649

18.	OTHER EVENTS

Settlement of Tenant Bankruptcy Claim

In the fourth quarter of 2006, we received shares of Redback Networks, Inc., a public company, in settlement of a bankruptcy claim by us related to leases with this former tenant that were terminated in 2003. The shares were sold for net cash proceeds of $1.6 million and recorded as interest and other income.

Property Insurance Settlement

In the fourth quarter of 2005, one of our office properties located in southeastern Florida sustained damage in a hurricane. During the first quarter of 2007, we recorded a $4.1 million gain for the non-monetary conversion upon finalization of the insurance claim.

Subsequent Events

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.	QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth quarterly financial information for our fiscal years ended December 31, 2008 and 2007 and have been adjusted to reflect discontinued operations:

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$113,434	$115,015	$115,451	$117,103	$461,003

Income/(loss) from continuing operations (1)	12,129	10,033	12,088	(21,188)	13,062
Income from discontinued operations (1)	4,394	5,777	3,408	6,801	20,380
Net income/(loss)	16,523	15,810	15,496	(14,387)	33,442
Distributions on preferred units	(2,838)	(2,838)	(2,451)	(1,677)	(9,804)
Excess of preferred unit redemption/repurchase cost over carrying value	—	—	(108)	—	(108)
Net income/(loss) available for common unitholders	$13,685	$12,972	$12,937	$(16,064)	$23,530

Net income/(loss) per unit-basic:
Income/(loss) from continuing operations	$0.16	$0.12	$0.15	$(0.34)	$0.05
Discontinued operations	0.07	0.09	0.06	0.10	0.33
Net income/(loss)	$0.23	$0.21	$0.21	$(0.24)	$0.38
Net income/(loss) per unit-diluted:
Income/(loss) from continuing operations	$0.16	$0.12	$0.15	$(0.34)	$0.05
Discontinued operations	0.07	0.09	0.06	0.10	0.32
Net income/(loss)	$0.23	$0.21	$0.21	$(0.24)	$0.37

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$104,551	$103,816	$106,997	$113,082	$428,446

Income from continuing operations (1)	35,388	7,700	4,779	6,995	54,862
Income from discontinued operations (1)	21,141	1,859	7,638	8,716	39,354
Net income	56,529	9,559	12,417	15,711	94,216
Distributions on preferred units	(4,113)	(3,846)	(2,680)	(2,838)	(13,477)
Excess of preferred unit redemption/repurchase cost over carrying value	—	(1,443)	(842)	—	(2,285)
Net income available for common unitholders	$52,416	$4,270	$8,895	$12,873	$78,454

Net income per unit-basic:
Income from continuing operations	$0.52	$0.04	$0.02	$0.07	$0.65
Discontinued operations	0.35	0.03	0.13	0.14	0.65
Net income	$0.87	$0.07	$0.15	$0.21	$1.30
Net income per share-diluted:
Income from continuing operations	$0.51	$0.04	$0.02	$0.07	$0.64
Discontinued operations	0.34	0.03	0.13	0.14	0.64
Net income	$0.85	$0.07	$0.15	$0.21	$1.28

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.	QUARTERLY FINANCIAL DATA (Unaudited) - Continued
(1)

The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported in Form

10-Q:

	For the Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008
Rental and other revenues previously reported	$114,094	$115,853	$116,207
Discontinued operations	(660)	(838)	(756)
Revised rental and other revenues	$113,434	$115,015	$115,451

Income from continuing operations previously reported	$12,383	$10,383	$12,306
Discontinued operations	(254)	(350)	(218)
Revised income from continuing operations	$12,129	$10,033	$12,088

Income from discontinued operations previously reported	$4,140	$5,427	$3,190
Additional discontinued operations from properties sold subsequent to the respective reporting period	254	350	218
Revised income from discontinued operations	$4,394	$5,777	$3,408

	For the Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Rental and other revenues previously reported	$105,462	$105,146	$107,580	$115,111
Discontinued operations	(911)	(1,330)	(583)	(2,029)
Revised rental and other revenues	$104,551	$103,816	$106,997	$113,082

Income from continuing operations previously reported	$35,776	$8,515	$4,894	$7,588
Discontinued operations	(388)	(815)	(115)	(593)
Revised income from continuing operations	$35,388	$7,700	$4,779	$6,995

Income from discontinued operations previously reported	$20,753	$1,044	$7,523	$8,123
Additional discontinued operations from properties sold subsequent to the respective reporting period	388	815	115	593
Revised income from discontinued operations	$21,141	$1,859	$7,638	$8,716

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II

(in thousands)

As of December 31, 2008, 2007 and 2006

A summary of activity for Valuation and Qualifying Accounts and Reserves

	Balance at December 31, 2007	Additions	Deductions	Balance at December 31, 2008
Allowance for Doubtful Accounts - Straight Line Rent	$440	$1,905	$(263)	$2,082
Allowance for Doubtful Accounts - Accounts Receivable	935	1,091	(745)	1,281
Allowance for Doubtful Accounts - Notes Receivable	68	395	(4)	459
Totals	$1,443	$3,391	$(1,012)	$3,822

	Balance at December 31, 2006	Additions	Deductions	Balance at December 31, 2007
Allowance for Doubtful Accounts - Straight Line Rent	$301	$747	$(608)	$440
Allowance for Doubtful Accounts - Accounts Receivable	1,253	422	(740)	935
Allowance for Doubtful Accounts - Notes Receivable	786	—	(718)	68
Disposition Reserve	75	—	(75)	—
Totals	$2,415	$1,169	$(2,141)	$1,443

	Balance at December 31, 2005	Additions	Deductions	Balance at December 31, 2006
Allowance for Doubtful Accounts - Straight Line Rent	$609	$915	$(1,223)	$301
Allowance for Doubtful Accounts - Accounts Receivable	1,618	272	(637)	1,253
Allowance for Doubtful Accounts - Notes Receivable	876	39	(129)	786
Disposition Reserve	100	—	(25)	75
Totals	$3,203	$1,226	$(2,014)	$2,415

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III

(in thousands)

As of December 31, 2008, 2007 and 2006

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31,
	2008	2007	2006
Real estate:
Balance at beginning of year	$3,180,661	$3,072,335	$3,201,720
Additions:
Acquisitions, development and improvements	184,208	247,152	137,723
Previously unconsolidated affiliate	—	—	46,247
Cost of real estate sold and retired	(91,965)	(138,826)	(313,355)
Balance at close of year (a)	$3,272,904	$3,180,661	$3,072,335

Accumulated depreciation:
Balance at beginning of year	$649,765	$595,136	$579,625
Depreciation expense	110,988	107,793	101,462
Previously unconsolidated affiliate	—	—	4,610
Real estate sold and retired	(46,529)	(53,164)	(90,561)
Balance at close of year (b)	$714,224	$649,765	$595,136

(a)	Reconciliation of total cost to balance sheet caption:

	2008	2007	2006
Total per Schedule III	$3,272,904	$3,180,661	$3,072,335
Construction in progress exclusive of land included in Schedule III	61,938	101,661	101,899
Property held for sale	(1,242)	(10,466)	(51,150)
Reclassification adjustment for discontinued operations	—	—	37
Total real estate assets at cost	$3,333,600	$3,271,856	$3,123,121

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2008	2007	2006
Total per Schedule III	$714,224	$649,765	$595,136
Property held for sale	—	—	(6,829)
Total accumulated depreciation	$714,224	$649,765	$588,307

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2008

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Atlanta, GA
1700 Century Circle	Office	Atlanta		$-	$2,482	$2	$380	$2	$2,862	$2,864	$621	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,443	29,081	1	9,872	1,444	38,953	40,397	13,678	1975	5-40 yrs.
1825 Century Center	Office	Atlanta		864	-	303	15,166	1,167	15,166	16,333	3,117	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		-	8,924	-	1,923	-	10,847	10,847	3,461	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		-	4,744	-	902	-	5,646	5,646	1,767	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		-	14,432	-	3,371	-	17,803	17,803	5,440	1971	5-40 yrs.
2400 Century Center	Office	Atlanta		-	-	406	15,602	406	15,602	16,008	5,297	1998	5-40 yrs.
2500 Century Center	Office	Atlanta		-	-	328	14,231	328	14,231	14,559	1,696	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		-	-	-	6,242	-	6,242	6,242	482	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		-	10,679	-	3,686	-	14,365	14,365	4,186	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		-	21,643	-	2,905	-	24,548	24,548	7,621	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		-	20,449	-	2,869	-	23,318	23,318	6,221	1983	5-40 yrs.
50 Glenlake	Office	Atlanta	(1)	2,500	20,006	-	2,232	2,500	22,238	24,738	6,018	1997	5-40 yrs.
6348 Northeast Expressway	Industrial	Atlanta		275	1,655	-	189	275	1,844	2,119	572	1978	5-40 yrs.
6438 Northeast Expressway	Industrial	Atlanta		180	2,216	(1)	370	179	2,586	2,765	768	1981	5-40 yrs.
Bluegrass Lakes I	Industrial	Atlanta		816	-	336	2,966	1,152	2,966	4,118	896	1999	5-40 yrs.
Bluegrass Place I	Industrial	Atlanta		491	2,061	-	313	491	2,374	2,865	596	1995	5-40 yrs.
Bluegrass Place II	Industrial	Atlanta		412	2,583	-	63	412	2,646	3,058	744	1996	5-40 yrs.
Bluegrass Valley	Industrial	Atlanta		1,500	-	409	3,723	1,909	3,723	5,632	1,434	2000	5-40 yrs.
Bluegrass Valley Land	Industrial	Atlanta		19,711	-	(14,784)	-	4,927	-	4,927	-	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	-	2,921	1,290	11,488	12,778	2,800	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	-	1,474	1,380	9,207	10,587	2,342	1984	5-40 yrs.
Chastain Place I	Industrial	Atlanta		451	-	341	2,963	792	2,963	3,755	899	1997	5-40 yrs.
Chastain Place II	Industrial	Atlanta		599	-	194	1,516	793	1,516	2,309	498	1998	5-40 yrs.
Chastain Place III	Industrial	Atlanta		539	-	173	1,272	712	1,272	1,984	302	1999	5-40 yrs.
Corporate Lakes	Industrial	Atlanta		1,265	7,243	-	862	1,265	8,105	9,370	2,400	1988	5-40 yrs.
DHS/ICE	Office	Atlanta		3,100	-	1,746	15,670	4,846	15,670	20,516	694	2007	5-40 yrs.
Gwinnett Distribution Center	Industrial	Atlanta		1,119	5,960	-	1,571	1,119	7,531	8,650	2,246	1991	5-40 yrs.
Henry County Land	Industrial	Atlanta		3,010	-	13	-	3,023	-	3,023	-	N/A	N/A
Highwoods Center I at Tradeport	Office	Atlanta	(1)	307	-	139	2,027	446	2,027	2,473	525	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Highwoods Center II at Tradeport	Office	Atlanta	(1)	641	-	162	3,312	803	3,312	4,115	1,250	1999	5-40 yrs.
Highwoods Center III at Tradeport	Office	Atlanta	(1)	409	-	130	2,161	539	2,161	2,700	385	2001	5-40 yrs.
National Archives and Records Administration	Office	Atlanta		1,484	-	-	17,762	1,484	17,762	19,246	2,066	2004	5-40 yrs.
Newpoint Place I	Industrial	Atlanta		819	-	356	3,214	1,175	3,214	4,389	1,034	1998	5-40 yrs.
Newpoint Place II	Industrial	Atlanta		1,499	-	394	3,660	1,893	3,660	5,553	1,121	1999	5-40 yrs.
Newpoint Place III	Industrial	Atlanta		668	-	253	2,149	921	2,149	3,070	681	1998	5-40 yrs.
Newpoint Place IV	Industrial	Atlanta		989	-	406	4,540	1,395	4,540	5,935	1,239	2001	5-40 yrs.
Newpoint Place V	Industrial	Atlanta		2,150	-	816	8,907	2,966	8,907	11,873	549	2007	5-40 yrs.
Norcross I & II	Industrial	Atlanta		323	2,000	-	664	323	2,664	2,987	722	1970	5-40 yrs.
Nortel	Office	Atlanta		3,342	32,111	-	354	3,342	32,465	35,807	8,719	1998	5-40 yrs.
River Point Land	Industrial	Atlanta		7,250	-	(4,567)	-	2,683	-	2,683	-	N/A	N/A
South Park Residential Land	Residential	Atlanta		50	-	7	-	57	-	57	-	N/A	N/A
South Park Site Land	Industrial	Atlanta		1,204	-	754	-	1,958	-	1,958	-	N/A	N/A
Southside Distribution Center	Industrial	Atlanta		804	4,553	-	1,679	804	6,232	7,036	1,750	1988	5-40 yrs.
Tradeport I	Industrial	Atlanta		557	-	261	2,585	818	2,585	3,403	754	1999	5-40 yrs.
Tradeport II	Industrial	Atlanta		557	-	261	2,641	818	2,641	3,459	1,245	1999	5-40 yrs.
Tradeport III	Industrial	Atlanta		673	-	370	2,371	1,043	2,371	3,414	481	1999	5-40 yrs.
Tradeport IV	Industrial	Atlanta		667	-	365	2,831	1,032	2,831	3,863	492	2001	5-40 yrs.
Tradeport Land	Office	Atlanta		5,243	-	(387)	-	4,856	-	4,856	-	N/A	N/A
Tradeport V	Industrial	Atlanta		463	-	180	2,415	643	2,415	3,058	594	2002	5-40 yrs.
Two Point Royal	Office	Atlanta	(1)	1,793	14,964	-	1,829	1,793	16,793	18,586	4,261	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Office	Baltimore		24,931	-	(23,147)	-	1,784	-	1,784	-	N/A	N/A

Greenville, SC
Brookfield Plaza	Office	Greenville		1,500	8,514	-	2,168	1,500	10,682	12,182	2,926	1987	5-40 yrs.
Jacobs Engineering	Office	Greenville		3,050	17,280	(23)	4,466	3,027	21,746	24,773	6,423	1990	5-40 yrs.
MetLife @ Brookfield	Office	Greenville		1,039	-	352	10,535	1,391	10,535	11,926	3,227	2001	5-40 yrs.
Patewood I	Office	Greenville		942	5,117	-	1,336	942	6,453	7,395	2,177	1985	5-40 yrs.
Patewood II	Office	Greenville		942	5,176	-	1,341	942	6,517	7,459	2,092	1987	5-40 yrs.
Patewood III	Office	Greenville		841	4,776	1	1,982	842	6,758	7,600	2,316	1989	5-40 yrs.
Patewood IV	Office	Greenville		1,219	6,918	-	2,069	1,219	8,987	10,206	2,964	1989	5-40 yrs.
Patewood V	Office	Greenville	(2)	1,690	9,589	-	2,429	1,690	12,018	13,708	3,638	1990	5-40 yrs.
Patewood VI	Office	Greenville		2,360	-	321	7,808	2,681	7,808	10,489	2,085	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Kansas City, MO
Country Club Plaza	Mixed-Use	Kansas City	(3)	14,286	146,879	(198)	115,455	14,088	262,334	276,422	68,019	1920-2002	5-40 yrs.
Corinth Shops South	Retail	Kansas City		1,043	4,447	-	623	1,043	5,070	6,113	1,324	1953	5-40 yrs.
Corinth Square North Shops	Retail	Kansas City		2,756	11,490	-	2,155	2,756	13,645	16,401	3,462	1962	5-40 yrs.
Fairway Shops	Retail	Kansas City		689	3,215	-	838	689	4,053	4,742	933	1940	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	-	111	-	1,089	-	1,089	-	N/A	N/A
Neptune Apartments	Residential	Kansas City	3,558	1,098	6,282	-	816	1,098	7,098	8,196	1,820	1988	5-40 yrs.
One Ward Parkway	Office	Kansas City		682	3,937	(1)	1,232	681	5,169	5,850	1,297	1980	5-40 yrs.
Park Plaza	Office	Kansas City	(3)	1,384	6,410	-	1,668	1,384	8,078	9,462	2,480	1983	5-40 yrs.
Prairie Village Rest & Bank	Retail	Kansas City		-	-	-	1,372	-	1,372	1,372	413	1948	5-40 yrs.
Prairie Village Shops	Retail	Kansas City		3,366	14,686	1	4,856	3,367	19,542	22,909	5,361	1948	5-40 yrs.
Somerset	Industrial	Kansas City		31	125	-	-	31	125	156	33	1998	5-40 yrs.
Two Brush Creek	Office	Kansas City		984	4,402	-	1,057	984	5,459	6,443	1,295	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City	(3)	1,576	-	970	33,949	2,546	33,949	36,495	9,460	1999	5-40 yrs.

Memphis, TN
3400 Players Club Parkway	Office	Memphis	(2)	1,005	-	207	4,982	1,212	4,982	6,194	1,424	1997	5-40 yrs.
6000 Poplar Ave	Office	Memphis		2,340	11,385	(849)	2,471	1,491	13,856	15,347	3,115	1985	5-40 yrs.
6060 Poplar Ave	Office	Memphis		1,980	8,677	(404)	1,985	1,576	10,662	12,238	2,333	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	-	2,034	1,570	8,287	9,857	2,686	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	-	1,722	1,013	7,302	8,315	2,160	1979	5-40 yrs.
Comcast Corporation	Office	Memphis		946	-	-	8,614	946	8,614	9,560	141	2008	5-40 yrs.
International Place II	Office	Memphis	(4)	4,884	27,782	-	3,733	4,884	31,515	36,399	10,016	1988	5-40 yrs.
Penn Marc	Office	Memphis	8,299	3,607	12,200	-	165	3,607	12,365	15,972	314	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	-	466	6,897	1,390	6,897	8,287	1,418	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	-	467	7,535	1,201	7,535	8,736	1,580	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	(1)	1,378	1,003	7,072	8,075	2,271	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	-	1,256	1,366	9,010	10,376	2,847	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis	(2)	1,070	-	221	4,808	1,291	4,808	6,099	1,186	1998	5-40 yrs.
Southwind Office Center D	Office	Memphis		744	-	193	4,801	937	4,801	5,738	1,145	1999	5-40 yrs.
The Colonnade	Office	Memphis		1,300	6,481	267	153	1,567	6,634	8,201	1,817	1998	5-40 yrs.
ThyssenKrupp	Office	Memphis		1,040	-	25	8,312	1,065	8,312	9,377	732	2007	5-40 yrs.

Nashville, TN
3322 West End	Office	Nashville	(2)	3,025	27,490	-	3,618	3,025	31,108	34,133	7,303	1986	5-40 yrs.
3401 West End	Office	Nashville		5,864	22,917	(2)	5,379	5,862	28,296	34,158	9,261	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	-	(41)	1,863	7,160	9,023	2,275	1994	5-40 yrs.
BNA Corporate Center	Office	Nashville		-	18,506	-	7,844	-	26,350	26,350	8,621	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Century City Plaza I	Office	Nashville		903	6,919	-	(2,396)	903	4,523	5,426	1,549	1987	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville		-	-	-	3,938	-	3,938	3,938	115	2007	5-40 yrs.
Cool Springs 3 & 4 Deck	Office	Nashville		-	-	-	4,396	-	4,396	4,396	193	2007	5-40 yrs.
Cool Springs I	Office	Nashville		1,583	-	15	12,577	1,598	12,577	14,175	3,278	1999	5-40 yrs.
Cool Springs II	Office	Nashville		1,824	-	346	19,459	2,170	19,459	21,629	5,040	1999	5-40 yrs.
Cool Springs III	Office	Nashville		1,631	-	804	18,247	2,435	18,247	20,682	1,786	2006	5-40 yrs.
Cool Springs IV	Office	Nashville		1,715	-	-	16,425	1,715	16,425	18,140	23	2008	5-40 yrs.
Cool Springs V	Office	Nashville		3,688	-	295	52,213	3,983	52,213	56,196	1,491	2007	5-40 yrs.
Harpeth on the Green II	Office	Nashville	(1)	1,419	5,677	-	1,310	1,419	6,987	8,406	2,299	1984	5-40 yrs.
Harpeth on the Green III	Office	Nashville	(1)	1,660	6,649	-	1,098	1,660	7,747	9,407	2,650	1987	5-40 yrs.
Harpeth on the Green IV	Office	Nashville	(1)	1,713	6,842	-	1,317	1,713	8,159	9,872	2,495	1989	5-40 yrs.
Harpeth on The Green V	Office	Nashville	(1)	662	-	197	4,259	859	4,259	5,118	1,194	1998	5-40 yrs.
Hickory Trace	Office	Nashville	(4)	1,164	-	164	5,016	1,328	5,016	6,344	1,181	2001	5-40 yrs.
Highwoods Plaza I	Office	Nashville	(1)	1,552	-	307	8,142	1,859	8,142	10,001	2,311	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville	(1)	1,448	-	307	6,347	1,755	6,347	8,102	2,101	1997	5-40 yrs.
Lakeview Ridge II	Office	Nashville	(1)	605	-	187	4,235	792	4,235	5,027	1,171	1998	5-40 yrs.
Lakeview Ridge III	Office	Nashville	(1)	1,073	-	400	10,518	1,473	10,518	11,991	3,533	1999	5-40 yrs.
Seven Springs - Land I	Office	Nashville		3,122	-	1,399	-	4,521	-	4,521	-	N/A	N/A
Seven Springs - Land II	Office	Nashville		3,715	-	(1,025)	-	2,690	-	2,690	-	N/A	N/A
Seven Springs I	Office	Nashville		2,076	-	592	13,388	2,668	13,388	16,056	3,316	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	-	310	6,491	1,965	6,491	8,456	1,748	1998	5-40 yrs.
Southwind Land	Office	Nashville		3,662	-	(592)	-	3,070	-	3,070	-	N/A	N/A
Sparrow Building	Office	Nashville		1,262	5,047	-	968	1,262	6,015	7,277	2,107	1982	5-40 yrs.
The Ramparts at Brentwood	Office	Nashville		2,394	12,806	-	1,942	2,394	14,748	17,142	3,098	1986	5-40 yrs.
Westwood South	Office	Nashville	(1)	2,106	-	382	9,628	2,488	9,628	12,116	3,286	1999	5-40 yrs.
Winners Circle	Office	Nashville	(1)	1,497	7,258	-	996	1,497	8,254	9,751	2,378	1987	5-40 yrs.

Orlando, FL
Berkshire at Metro Center	Office	Orlando		1,265	-	672	12,556	1,937	12,556	14,493	603	2007	5-40 yrs.
Capital Plaza III	Mixed-Use	Orlando		2,994	-	18	-	3,012	-	3,012	-	N/A	N/A
Eola Park Land	Office	Orlando		2,027	-	-	-	2,027	-	2,027	-	N/A	N/A
In Charge Institute	Office	Orlando		501	-	95	2,703	596	2,703	3,299	1,144	2000	5-40 yrs.
MetroWest 1 Land	Office	Orlando		1,100	-	51	-	1,151	-	1,151	-	N/A	N/A
Metrowest Center	Office	Orlando		1,354	7,687	269	2,018	1,623	9,705	11,328	3,243	1988	5-40 yrs.
MetroWest Land	Office	Orlando		2,034	-	(148)	-	1,886	-	1,886	-	N/A	N/A
Windsor at Metro Center	Office	Orlando		-	-	2,060	9,081	2,060	9,081	11,141	2,146	2002	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Piedmont Triad, NC						-
101 Stratford	Office	Piedmont Triad		1,205	6,916	-	1,159	1,205	8,075	9,280	2,443	1986	5-40 yrs.
150 Stratford	Office	Piedmont Triad		2,788	11,511	-	891	2,788	12,402	15,190	4,380	1991	5-40 yrs.
160 Stratford - Land	Office	Piedmont Triad		966	-	1	120	967	120	1,087	8	N/A	N/A
6348 Burnt Poplar	Industrial	Piedmont Triad		724	2,900	-	557	724	3,457	4,181	1,279	1990	5-40 yrs.
6350 Burnt Poplar	Industrial	Piedmont Triad		340	1,374	1	34	341	1,408	1,749	489	1992	5-40 yrs.
7341 West Friendly Avenue	Office	Piedmont Triad		113	841	-	277	113	1,118	1,231	394	1988	5-40 yrs.
7343 West Friendly Avenue	Office	Piedmont Triad		72	555	-	102	72	657	729	196	1988	5-40 yrs.
7345 West Friendly Avenue	Office	Piedmont Triad		66	492	-	108	66	600	666	210	1988	5-40 yrs.
7347 West Friendly Avenue	Office	Piedmont Triad		97	719	-	163	97	882	979	287	1988	5-40 yrs.
7349 West Friendly Avenue	Office	Piedmont Triad		53	393	-	71	53	464	517	139	1988	5-40 yrs.
7351 West Friendly Avenue	Office	Piedmont Triad		106	788	-	88	106	876	982	301	1988	5-40 yrs.
7353 West Friendly Avenue	Office	Piedmont Triad		123	912	-	38	123	950	1,073	318	1988	5-40 yrs.
7355 West Friendly Avenue	Office	Piedmont Triad		72	538	-	117	72	655	727	201	1988	5-40 yrs.
Airpark East-Building 1	Office	Piedmont Triad		378	1,516	1	572	379	2,088	2,467	688	1990	5-40 yrs.
Airpark East-Building 2	Office	Piedmont Triad		463	1,849	(1)	145	462	1,994	2,456	672	1986	5-40 yrs.
Airpark East-Building 3	Office	Piedmont Triad		322	1,293	-	132	322	1,425	1,747	505	1986	5-40 yrs.
Airpark East-Building A	Office	Piedmont Triad		509	2,921	1	1,212	510	4,133	4,643	1,405	1986	5-40 yrs.
Airpark East-Building B	Office	Piedmont Triad		739	3,237	-	935	739	4,172	4,911	1,499	1988	5-40 yrs.
Airpark East-Building C	Office	Piedmont Triad	(4)	2,393	9,576	-	3,183	2,393	12,759	15,152	5,044	1990	5-40 yrs.
Airpark East-Building D	Office	Piedmont Triad	(4)	850	-	699	3,847	1,549	3,847	5,396	1,079	1997	5-40 yrs.
Airpark East-Copier Consultants	Industrial	Piedmont Triad		224	1,068	-	294	224	1,362	1,586	433	1990	5-40 yrs.
Airpark East-HewlettPackard	Office	Piedmont Triad		465	-	380	979	845	979	1,824	343	1996	5-40 yrs.
Airpark East-Highland	Industrial	Piedmont Triad		146	1,081	(1)	13	145	1,094	1,239	370	1990	5-40 yrs.
Airpark East-Inacom Building	Office	Piedmont Triad		265	-	270	798	535	798	1,333	232	1996	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Airpark East-Service Center 1	Office	Piedmont Triad		237	1,103	-	75	237	1,178	1,415	414	1985	5-40 yrs.
Airpark East-Service Center 2	Office	Piedmont Triad		193	946	(1)	136	192	1,082	1,274	364	1985	5-40 yrs.
Airpark East-Service Center 3	Office	Piedmont Triad		305	1,219	-	150	305	1,369	1,674	476	1985	5-40 yrs.
Airpark East-Service Center 4	Office	Piedmont Triad		225	928	-	101	225	1,029	1,254	386	1985	5-40 yrs.
Airpark East-Service Court	Office	Piedmont Triad		171	777	-	78	171	855	1,026	303	1990	5-40 yrs.
Airpark East-Simplex	Office	Piedmont Triad		271	-	239	887	510	887	1,397	257	1997	5-40 yrs.
Airpark East-Warehouse 1	Industrial	Piedmont Triad		355	1,613	1	323	356	1,936	2,292	719	1985	5-40 yrs.
Airpark East-Warehouse 2	Industrial	Piedmont Triad		373	1,523	1	232	374	1,755	2,129	635	1985	5-40 yrs.
Airpark East-Warehouse 3	Industrial	Piedmont Triad		341	1,486	-	443	341	1,929	2,270	758	1986	5-40 yrs.
Airpark East-Warehouse 4	Industrial	Piedmont Triad		660	2,676	(1)	443	659	3,119	3,778	1,099	1988	5-40 yrs.
Airpark North - DC1	Industrial	Piedmont Triad		860	2,919	-	449	860	3,368	4,228	1,255	1986	5-40 yrs.
Airpark North - DC2	Industrial	Piedmont Triad		1,302	4,392	-	941	1,302	5,333	6,635	1,975	1987	5-40 yrs.
Airpark North - DC3	Industrial	Piedmont Triad		449	1,517	1	200	450	1,717	2,167	623	1988	5-40 yrs.
Airpark North - DC4	Industrial	Piedmont Triad		451	1,514	1	145	452	1,659	2,111	612	1988	5-40 yrs.
Airpark South Warehouse 1	Industrial	Piedmont Triad		546	-	-	2,538	546	2,538	3,084	729	1998	5-40 yrs.
Airpark South Warehouse 2	Industrial	Piedmont Triad		749	-	-	2,509	749	2,509	3,258	597	1999	5-40 yrs.
Airpark South Warehouse 3	Industrial	Piedmont Triad		603	-	-	2,273	603	2,273	2,876	500	1999	5-40 yrs.
Airpark South Warehouse 4	Industrial	Piedmont Triad		499	-	-	1,893	499	1,893	2,392	406	1999	5-40 yrs.
Airpark South Warehouse 6	Industrial	Piedmont Triad		1,733	-	-	5,275	1,733	5,275	7,008	2,056	1999	5-40 yrs.
Airpark West 1	Office	Piedmont Triad		944	3,831	-	512	944	4,343	5,287	1,533	1984	5-40 yrs.
Airpark West 2	Office	Piedmont Triad		887	3,550	-	487	887	4,037	4,924	1,422	1985	5-40 yrs.
Airpark West 4	Office	Piedmont Triad		227	907	-	372	227	1,279	1,506	433	1985	5-40 yrs.
Airpark West 5	Office	Piedmont Triad		243	971	-	208	243	1,179	1,422	414	1985	5-40 yrs.
Airpark West 6	Office	Piedmont Triad		327	1,309	-	177	327	1,486	1,813	511	1985	5-40 yrs.
Brigham Road - Land	Industrial	Piedmont Triad		7,059	-	(3,720)	-	3,339	-	3,339	-	N/A	N/A

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Chimney Rock A/B	Industrial	Piedmont Triad		1,613	4,045	-	224	1,613	4,269	5,882	1,105	1981	5-40 yrs.
Chimney Rock C	Industrial	Piedmont Triad		236	592	-	67	236	659	895	206	1983	5-40 yrs.
Chimney Rock D	Industrial	Piedmont Triad		605	1,514	-	39	605	1,553	2,158	375	1983	5-40 yrs.
Chimney Rock E	Industrial	Piedmont Triad		1,696	4,265	(1)	241	1,695	4,506	6,201	1,194	1985	5-40 yrs.
Chimney Rock F	Industrial	Piedmont Triad		1,434	3,608	(1)	1	1,433	3,609	5,042	952	1987	5-40 yrs.
Chimney Rock G	Industrial	Piedmont Triad		1,045	2,622	1	37	1,046	2,659	3,705	701	1987	5-40 yrs.
Consolidated Center/ Building I	Office	Piedmont Triad		625	2,183	(206)	465	419	2,648	3,067	836	1983	5-40 yrs.
Consolidated Center/ Building II	Office	Piedmont Triad		625	4,435	(120)	(184)	505	4,251	4,756	1,446	1983	5-40 yrs.
Consolidated Center/ Building III	Office	Piedmont Triad		680	3,572	(84)	(202)	596	3,370	3,966	1,047	1989	5-40 yrs.
Consolidated Center/ Building IV	Office	Piedmont Triad		376	1,655	(7)	252	369	1,907	2,276	547	1989	5-40 yrs.
Deep River Corporate Center	Office	Piedmont Triad		1,041	5,892	-	847	1,041	6,739	7,780	2,005	1989	5-40 yrs.
Enterprise Warehouse I	Industrial	Piedmont Triad		453	-	360	2,790	813	2,790	3,603	516	2002	5-40 yrs.
Enterprise Warehouse II	Industrial	Piedmont Triad		2,733	-	881	12,032	3,614	12,032	15,646	829	2006	5-40 yrs.
Enterprise Warehouse III	Office	Piedmont Triad		814	-	-	3,579	814	3,579	4,393	94	2007	5-40 yrs.
Forsyth Corporate Center	Office	Piedmont Triad		328	1,867	1	1,033	329	2,900	3,229	981	1985	5-40 yrs.
hhgregg	Retail	Piedmont Triad		1,823	-	-	2,701	1,823	2,701	4,524	62	2008	5-40 yrs.
Highwoods Park Building I	Office	Piedmont Triad		1,476	-	-	8,495	1,476	8,495	9,971	1,884	2001	5-40 yrs.
Highwoods Square CVS	Retail	Piedmont Triad		1,416	-	537	-	1,953	-	1,953	-	N/A	N/A
Highwoods Square Shops	Retail	Piedmont Triad		1,031	-	30	1,456	1,061	1,456	2,517	178	2005	5-40 yrs.
Jefferson Pilot Land	Office	Piedmont Triad		11,759	-	(4,311)	-	7,448	-	7,448	-	N/A	N/A
Madison Park - Building 5620	Office	Piedmont Triad		942	2,220	(625)	(1,340)	317	880	1,197	605	1983	5-40 yrs.
Madison Park - Building 5630	Office	Piedmont Triad		1,488	3,507	(898)	(2,105)	590	1,402	1,992	925	1983	5-40 yrs.
Madison Park - Building 5635	Office	Piedmont Triad		894	2,106	(574)	(1,258)	320	848	1,168	611	1986	5-40 yrs.
Madison Park - Building 5640	Office	Piedmont Triad		1,831	6,531	(1,082)	(3,848)	749	2,683	3,432	1,737	1985	5-40 yrs.
Madison Park - Building 5650	Office	Piedmont Triad		1,082	2,551	(719)	(1,573)	363	978	1,341	721	1984	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Madison Park - Building 5655	Office	Piedmont Triad		1,947	7,123	(1,184)	(4,218)	763	2,905	3,668	2,011	1987	5-40 yrs.
Madison Park - Building 5660	Office	Piedmont Triad		1,912	4,506	(1,151)	(2,549)	761	1,957	2,718	1,246	1984	5-40 yrs.
Madison Parking Deck	Office	Piedmont Triad		5,755	8,822	(1,754)	(2,248)	4,001	6,574	10,575	2,449	1987	5-40 yrs.
Regency One-Piedmont Center	Industrial	Piedmont Triad		515	-	383	2,671	898	2,671	3,569	723	1996	5-40 yrs.
Regency Two-Piedmont Center	Industrial	Piedmont Triad		435	-	288	1,738	723	1,738	2,461	510	1996	5-40 yrs.
7023 Albert Pick	Office	Piedmont Triad	(1)	834	3,459	-	340	834	3,799	4,633	1,247	1989	5-40 yrs.
The Knollwood -380 Retail	Retail	Piedmont Triad		-	1	-	209	-	210	210	103	1995	5-40 yrs.
The Knollwood-370	Office	Piedmont Triad		1,826	7,495	-	935	1,826	8,430	10,256	3,118	1994	5-40 yrs.
The Knollwood-380	Office	Piedmont Triad		2,989	12,028	-	2,909	2,989	14,937	17,926	5,132	1990	5-40 yrs.
US Airways	Office	Piedmont Triad		1,451	11,375	(1)	823	1,450	12,198	13,648	3,281	1970-1987	5-40 yrs.
Westpoint Business Park- Luwabahnson	Office	Piedmont Triad		347	1,389	-	129	347	1,518	1,865	510	1990	5-40 yrs.

Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		-	10,994	-	191	-	11,185	11,185	3,247	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		-	-	318	15,570	318	15,570	15,888	4,257	1999	5-40 yrs.
4101 Research Commons	Office	Raleigh		1,348	8,346	220	(1,495)	1,568	6,851	8,419	1,796	1999	5-40 yrs.
4201 Research Commons	Office	Raleigh		1,204	11,858	-	(1,969)	1,204	9,889	11,093	4,175	1991	5-40 yrs.
4301 Research Commons	Office	Raleigh		900	8,237	-	950	900	9,187	10,087	3,033	1989	5-40 yrs.
4401 Research Commons	Office	Raleigh		1,249	9,387	-	2,391	1,249	11,778	13,027	4,487	1987	5-40 yrs.
4501 Research Commons	Office	Raleigh		785	5,856	-	1,785	785	7,641	8,426	2,235	1985	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	-	8,422	2,678	26,052	28,730	7,892	1985	5-40 yrs.
4900 North Park	Office	Raleigh	657	770	1,983	-	571	770	2,554	3,324	1,006	1984	5-40 yrs.
5000 North Park	Office	Raleigh	(2)	1,010	4,612	(49)	2,117	961	6,729	7,690	2,654	1980	5-40 yrs.
801 Corporate Center	Office	Raleigh	(2)	828	-	272	10,450	1,100	10,450	11,550	2,288	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh	(1)	722	4,606	-	1,305	722	5,911	6,633	2,279	1982	5-40 yrs.
Blue Ridge II	Office	Raleigh	(1)	462	1,410	-	431	462	1,841	2,303	985	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	-	733	131	2,363	2,494	1,875	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	-	2,504	125	4,139	4,264	1,976	1980	5-40 yrs.
CentreGreen One - Weston	Office	Raleigh	(4)	1,529	-	(378)	8,654	1,151	8,654	9,805	2,402	2000	5-40 yrs.
CentreGreen Two - Weston	Office	Raleigh	(4)	1,653	-	(389)	8,939	1,264	8,939	10,203	1,666	2001	5-40 yrs.
CentreGreen Three Land - Weston	Office	Raleigh		1,876	-	(384)	-	1,492	-	1,492	-	N/A	N/A
CentreGreen Four	Office	Raleigh	(4)	1,779	-	(397)	12,650	1,382	12,650	14,032	3,355	2002	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

CentreGreen Five	Office	Raleigh		1,280	-	69	11,775	1,349	11,775	13,124	181	2008	5-40 yrs.
Cottonwood	Office	Raleigh		609	3,244	-	1,237	609	4,481	5,090	1,619	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	-	524	766	3,293	4,059	1,221	1983	5-40 yrs.
EPA	Office	Raleigh		2,601	-	(4)	1,661	2,597	1,661	4,258	466	2003	5-40 yrs.
GlenLake Land	Office	Raleigh		13,003	-	(4,900)	-	8,103	-	8,103	-	N/A	N/A
GlenLake One	Office	Raleigh	(4)	924	-	1,324	21,738	2,248	21,738	23,986	4,516	2002	5-40 yrs.
GlenLake Four	Office	Raleigh		1,659	-	493	22,170	2,152	22,170	24,322	1,967	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	-	16	20,958	957	20,958	21,915	243	2008	5-40 yrs.
Healthsource	Office	Raleigh	(2)	1,304	-	540	13,651	1,844	13,651	15,495	4,235	1996	5-40 yrs.
Highwoods Centre-Weston	Office	Raleigh	(1)	531	-	(267)	6,990	264	6,990	7,254	1,889	1998	5-40 yrs.
Highwoods Office Center North Land	Office	Raleigh		355	49	2	-	357	49	406	26	N/A	N/A
Highwoods Tower One	Office	Raleigh	(2)	203	16,744	-	2,747	203	19,491	19,694	8,295	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	-	503	20,622	868	20,622	21,490	4,312	2001	5-40 yrs.
Holiday Inn Reservations Center	Office	Raleigh		867	2,727	-	1,150	867	3,877	4,744	1,387	1984	5-40 yrs.
Inveresk Land Parcel 2	Office	Raleigh		657	-	197	-	854	-	854	-	N/A	N/A
Inveresk Land Parcel 3	Office	Raleigh		548	-	306	-	854	-	854	-	N/A	N/A
Maplewood	Office	Raleigh	(1)	149	-	107	3,047	256	3,047	3,303	658	2001	5-40 yrs.
Overlook	Office	Raleigh		398	-	293	9,694	691	9,694	10,385	2,869	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	-	-	12,282	289	12,282	12,571	7,772	1980	5-40 yrs.
ParkWest One - Weston	Office	Raleigh		242	-	-	3,400	242	3,400	3,642	632	2001	5-40 yrs.
ParkWest Two - Weston	Office	Raleigh		356	-	-	4,335	356	4,335	4,691	1,108	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	-	-	-	306	-	306	-	N/A	N/A
Progress Center Renovation	Office	Raleigh		-	-	-	362	-	362	362	104	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	-	8	-	1,219	-	1,219	-	N/A	N/A
RBC Plaza	Mixed-Use	Raleigh	4,264	1,206	-	-	65,601	1,206	65,601	66,807	560	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh	(2)	878	3,730	-	928	878	4,658	5,536	2,162	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh	(2)	362	1,818	-	605	362	2,423	2,785	920	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh	(2)	919	2,816	-	1,051	919	3,867	4,786	1,896	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh	(2)	586	-	-	3,468	586	3,468	4,054	1,077	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh	(2)	1,301	-	184	4,928	1,485	4,928	6,413	1,357	1998	5-40 yrs.
Riverbirch	Office	Raleigh	(2)	469	4,038	-	785	469	4,823	5,292	2,385	1987	5-40 yrs.
Situs I	Office	Raleigh	(2)	692	4,646	178	(1,138)	870	3,508	4,378	1,029	1996	5-40 yrs.
Situs II	Office	Raleigh	(2)	718	6,254	181	(1,352)	899	4,902	5,801	1,324	1998	5-40 yrs.
Situs III	Office	Raleigh	(2)	440	4,078	119	(1,008)	559	3,070	3,629	582	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	-	1,291	666	3,956	4,622	1,436	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	-	1,409	1,086	5,942	7,028	2,101	1983	5-40 yrs.
Six Forks Center III	Office	Raleigh	(2)	862	4,411	-	1,985	862	6,396	7,258	2,146	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	-	2,692	2,353	14,435	16,788	5,426	1984	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Sycamore	Office	Raleigh	(2)	255	-	217	4,784	472	4,784	5,256	1,430	1997	5-40 yrs.
Weston Land	Mixed-Use	Raleigh		22,771	-	(7,169)	-	15,602	-	15,602	-	N/A	N/A
Willow Oak	Office	Raleigh	(2)	458	-	268	5,535	726	5,535	6,261	2,061	1995	5-40 yrs.
Other Property	Other	Raleigh		49	9,498	717	7,675	766	17,173	17,939	7,173	N/A	N/A

Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	-	2,363	1,324	7,674	8,998	2,040	1991	5-40 yrs.
Colonnade Building	Office	Richmond	(4)	1,364	6,105	-	654	1,364	6,759	8,123	1,173	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Office	Richmond		1,101	-	(217)	-	884	-	884	-	N/A	N/A
Essex Plaza	Office	Richmond	11,229	1,581	13,299	-	(472)	1,581	12,827	14,408	3,776	1999	5-40 yrs.
Grove Park I	Office	Richmond		713	-	319	5,056	1,032	5,056	6,088	1,350	1997	5-40 yrs.
Hamilton Beach	Office	Richmond		1,086	4,345	-	1,963	1,086	6,308	7,394	1,853	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	-	446	3,297	967	3,297	4,264	922	1999	5-40 yrs.
Highwoods One	Office	Richmond	(2)	1,688	-	-	9,998	1,688	9,998	11,686	3,110	1996	5-40 yrs.
Highwoods Two	Office	Richmond	(4)	786	-	213	5,864	999	5,864	6,863	1,564	1997	5-40 yrs.
Highwoods Five	Office	Richmond		783	-	-	6,230	783	6,230	7,013	2,236	1998	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	-	176	5,651	1,085	5,651	6,736	1,637	2000	5-40 yrs.
Innsbrooke Centre	Office	Richmond	5,318	1,300	6,958	-	(414)	1,300	6,544	7,844	770	1987	5-40 yrs.
Innslake Center	Office	Richmond	(1)	845	-	195	5,634	1,040	5,634	6,674	1,149	2001	5-40 yrs.
Liberty Mutual	Office	Richmond		1,205	4,825	-	703	1,205	5,528	6,733	1,715	1990	5-40 yrs.
Markel American	Office	Richmond	8,853	1,300	13,259	(458)	(4,918)	842	8,341	9,183	1,073	1998	5-40 yrs.
Markel Plaza	Office	Richmond	11,229	1,700	17,081	-	(5,480)	1,700	11,601	13,301	1,434	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	(14)	1,904	2,149	10,563	12,712	3,269	1989	5-40 yrs.
North Shore Commons A	Office	Richmond	(4)	951	-	-	11,381	951	11,381	12,332	2,614	2002	5-40 yrs.
North Shore Commons B - Land	Office	Richmond	(4)	2,067	-	(103)	11,003	1,964	11,003	12,967	471	N/A	N/A
North Shore Commons C - Land	Office	Richmond		1,497	-	-	-	1,497	-	1,497	-	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	-	-	-	1,261	-	1,261	-	N/A	N/A
Nucklos Corner Land	Office	Richmond		1,258	-	-	-	1,258	-	1,258	-	N/A	N/A
One Shockoe Plaza	Office	Richmond		-	-	356	15,062	356	15,062	15,418	5,068	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	-	201	-	N/A	N/A
Rhodia Building	Office	Richmond		1,600	8,864	-	3	1,600	8,867	10,467	1,188	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	-	-	-	1,535	-	1,535	-	N/A	N/A
Saxon Capital Building	Office	Richmond	(4)	1,918	-	337	13,505	2,255	13,505	15,760	1,900	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	-	-	-	1,841	-	1,841	-	N/A	N/A
Stony Point I	Office	Richmond	(4)	1,384	11,630	59	1,273	1,443	12,903	14,346	3,826	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	-	-	11,225	1,240	11,225	12,465	2,716	1999	5-40 yrs.
Stony Point III	Office	Richmond	(4)	995	-	-	9,554	995	9,554	10,549	2,321	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	-	-	11,595	955	11,595	12,550	1,094	2006	5-40 yrs.
Technology Park 1	Office	Richmond		541	2,166	-	192	541	2,358	2,899	811	1991	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Technology Park 2	Office	Richmond		264	1,058	-	115	264	1,173	1,437	379	1991	5-40 yrs.
Vantage Place A	Office	Richmond	(4)	203	811	-	185	203	996	1,199	348	1987	5-40 yrs.
Vantage Place B	Office	Richmond	(4)	233	931	-	151	233	1,082	1,315	377	1988	5-40 yrs.
Vantage Place C	Office	Richmond	(4)	235	940	-	122	235	1,062	1,297	358	1987	5-40 yrs.
Vantage Place D	Office	Richmond	(4)	218	873	-	143	218	1,016	1,234	341	1988	5-40 yrs.
Vantage Pointe	Office	Richmond	(4)	1,089	4,500	-	872	1,089	5,372	6,461	1,740	1990	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	-	611	1,301	6,647	7,948	1,661	1996	5-40 yrs.
Waterfront Plaza	Office	Richmond		585	2,347	-	884	585	3,231	3,816	1,011	1988	5-40 yrs.
West Shore I	Office	Richmond	(1)	332	1,431	-	218	332	1,649	1,981	523	1995	5-40 yrs.
West Shore II	Office	Richmond	(1)	489	2,181	-	414	489	2,595	3,084	770	1995	5-40 yrs.
West Shore III	Office	Richmond	(1)	961	-	141	3,957	1,102	3,957	5,059	1,087	1997	5-40 yrs.

South Florida
The 1800 Eller Drive Building	Office	South Florida		-	9,851	-	1,837	-	11,688	11,688	3,588	1983	5-40 yrs.

Tampa, FL
380 Park Place	Office	Tampa		1,502	-	240	6,549	1,742	6,549	8,291	1,355	2001	5-40 yrs.
Anchor Glass	Office	Tampa		1,281	11,318	-	1,409	1,281	12,727	14,008	3,557	1988	5-40 yrs.
Avion Park Land	Office	Tampa		5,237	-	-	1,477	5,237	1,477	6,714	9	N/A	N/A
Bayshore	Office	Tampa		2,276	11,817	-	1,322	2,276	13,139	15,415	3,681	1990	5-40 yrs.
FBI Field Office	Office	Tampa		4,054	-	406	27,106	4,460	27,106	31,566	2,777	2005	5-40 yrs.
Feathersound Corporate Center II	Office	Tampa	1,848	802	7,463	-	1,428	802	8,891	9,693	2,652	1986	5-40 yrs.
Harborview Plaza	Office	Tampa	22,331	3,537	29,944	969	(322)	4,506	29,622	34,128	7,786	2001	5-40 yrs.
Highwoods Bay Center I	Office	Tampa		3,565	-	(64)	36,940	3,501	36,940	40,441	1,344	2007	5-40 yrs.
Highwoods Bay Center II	Office	Tampa		3,482	-	-	-	3,482	-	3,482	-	N/A	N/A
Highwoods Preserve I	Office	Tampa		991	-	-	26,078	991	26,078	27,069	8,351	1999	5-40 yrs.
Highwoods Preserve V	Office	Tampa		881	-	-	27,318	881	27,318	28,199	6,071	2001	5-40 yrs.
Highwoods Preserve VII	Office	Tampa		790	-	-	12,409	790	12,409	13,199	522	2007	5-40 yrs.
Highwoods Preserve VII Garage	Office	Tampa		-	-	-	6,789	-	6,789	6,789	325	2007	5-40 yrs.
Highwoods Preserve Land	Office	Tampa		1,485	-	200	-	1,685	-	1,685	-	N/A	N/A
Horizon	Office	Tampa		-	6,257	-	2,786	-	9,043	9,043	2,890	1980	5-40 yrs.
LakePointe I	Office	Tampa		2,106	89	-	34,929	2,106	35,018	37,124	9,714	1986	5-40 yrs.
LakePointe II	Office	Tampa		2,000	15,848	672	10,720	2,672	26,568	29,240	8,508	1999	5-40 yrs.
Lakeside	Office	Tampa		-	7,369	-	1,549	-	8,918	8,918	2,477	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		-	-	-	3,207	-	3,207	3,207	334	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	-	4,220	2,016	29,472	31,488	6,797	1985	5-40 yrs.
Parkside	Office	Tampa		-	9,407	-	3,327	-	12,734	12,734	4,008	1979	5-40 yrs.
Pavilion	Office	Tampa		-	16,394	-	1,343	-	17,737	17,737	4,904	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		-	-	-	5,600	-	5,600	5,600	1,288	1999	5-40 yrs.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2008 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period			Accumulated Depreciation	Year of Construction	Life on Which Depreciation is Calculated
				Land	Building	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Spectrum	Office	Tampa		1,454	14,502	-	1,871	1,454	16,373	17,827	4,868	1984	5-40 yrs.
Tower Place	Office	Tampa		3,218	19,898	-	1,942	3,218	21,840	25,058	7,210	1988	5-40 yrs.
Westshore Square	Office	Tampa		1,126	5,186	-	268	1,126	5,454	6,580	1,548	1976	5-40 yrs.

				$493,443	$1,391,356	$(40,428)	$1,428,533	$453,015	$2,819,889	$3,272,904	$714,224

2008 Encumbrance Notes

(1)	These assets are pledged as collateral for a $133,241,000 first mortgage loan.
(2)	These assets are pledged as collateral for a $108,701,000 first mortgage loan.
(3)	These assets are pledged as collateral for a $190,000,000 first mortgage loan.
(4)	These assets are pledged as collateral for a $129,052,000 first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 27, 2009.

HIGHWOODS PROPERTIES, INC.
By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 27, 2009
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer, and Director	February 27, 2009
Edward J. Fritsch

/s/ Gene H. Anderson	Senior Vice President and Director	February 27, 2009
Gene H. Anderson

	Director	February 27, 2009
Thomas W. Adler

/s/ David J. Hartzell	Director	February 27, 2009
David J. Hartzell

/s/ Lawrence S. Kaplan	Director	February 27, 2009
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director	February 27, 2009
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director	February 27, 2009
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer	February 27, 2009
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 27, 2009
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 27, 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ EDWARD J. FRITSCH
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 27, 2009
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer, and Director of the General Partner	February 27, 2009
Edward J. Fritsch

/s/ Gene H. Anderson	Senior Vice President and Director of the General Partner	February 27, 2009
Gene H. Anderson

	Director of the General Partner	February 27, 2009
Thomas W. Adler

/s/ David J. Hartzell	Director of the General Partner	February 27, 2009
David J. Hartzell

/s/ Lawrence S. Kaplan	Director of the General Partner	February 27, 2009
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director of the General Partner	February 27, 2009
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 27, 2009
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	February 27, 2009
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 27, 2009
Daniel L. Clemmens