Form 10-Q
period 2009-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2009-08-04
CIK 921082, 941713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

______________

HIGHWOODS PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	001-13100	56-1871668
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

HIGHWOODS REALTY LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	000-21731	56-1869557
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3100 Smoketree Court, Suite 600

Raleigh, NC 27604

(Address of principal executive offices) (Zip Code)

919-872-4924

(Registrants’ telephone number, including area code)

______________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Highwoods Properties, Inc. Yes ☐	No ☐	Highwoods Realty Limited Partnership Yes ☐	No ☐

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

The Company had 70,860,922 shares of common stock outstanding as of July 31, 2009.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	2

HIGHWOODS PROPERTIES, INC.:

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008	4
Consolidated Statement of Equity for the six months ended June 30, 2009	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	6
Notes To Consolidated Financial Statements	8

HIGHWOODS REALTY LIMITED PARTNERSHIP:

Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	25
Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008	26
Consolidated Statement of Equity for the six months ended June 30, 2009	27
Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	28
Notes To Consolidated Financial Statements	30
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	45
Disclosure Regarding Forward-Looking Statements	45
Results of Operations	46
Liquidity and Capital Resources	50
Critical Accounting Estimates	55
Funds From Operations	55
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	57
ITEM 4. CONTROLS AND PROCEDURES	57

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	58
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	58
ITEM 6. EXHIBITS	58

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock,” the Company’s preferred stock as “Preferred Stock,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding rental residential units) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$349,386	$352,872
Buildings and tenant improvements	2,808,834	2,819,844
Development in process	67,563	61,938
Land held for development	99,232	98,946
	3,325,015	3,333,600
Less-accumulated depreciation	(743,753)	(714,224)
Net real estate assets	2,581,262	2,619,376
For-sale residential condominiums	19,660	24,284
Real estate and other assets, net, held for sale	1,249	1,242
Cash and cash equivalents	13,372	13,757
Restricted cash	14,707	2,258
Accounts receivable, net of allowance of $2,836 and $1,281, respectively	18,050	23,687
Notes receivable, net of allowance of $418 and $459, respectively	3,330	3,602
Accrued straight-line rents receivable, net of allowance of $1,903 and $2,082, respectively	81,764	79,979
Investment in unconsolidated affiliates	66,631	67,723
Deferred financing and leasing costs, net of accumulated amortization of $50,752 and $52,586, respectively	70,055	73,216
Prepaid expenses and other assets	36,683	37,046
Total Assets	$2,906,763	$2,946,170

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,428,650	$1,604,685
Accounts payable, accrued expenses and other liabilities	134,202	135,609
Financing obligations	34,758	34,174
Total Liabilities	1,597,610	1,774,468
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	90,796	111,278
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
70,847,962 and 63,571,705 shares issued and outstanding, respectively	708	636
Additional paid-in capital	1,783,645	1,616,093
Distributions in excess of net earnings	(649,326)	(639,281)
Accumulated other comprehensive loss	(4,327)	(4,792)
Total Stockholders' Equity	1,212,292	1,054,248
Noncontrolling interests in consolidated affiliates	6,065	6,176
Total Equity	1,218,357	1,060,424
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,906,763	$2,946,170

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and other revenues	$113,310	$112,828	$227,123	$224,041
Operating expenses:
Rental property and other expenses	39,458	40,501	80,352	78,233
Depreciation and amortization	32,931	30,749	65,960	61,096
General and administrative	9,486	10,766	17,801	20,477
Total operating expenses	81,875	82,016	164,113	159,806
Interest expense:
Contractual	19,945	23,345	40,524	46,808
Amortization of deferred financing costs	689	686	1,351	1,324
Financing obligations	710	764	1,445	1,504
	21,344	24,795	43,320	49,636
Other income:
Interest and other income	2,284	1,597	3,291	2,389
Gain on debt extinguishment	630	—	630	—
	2,914	1,597	3,921	2,389
Income before disposition of property and condominiums and equity
in earnings of unconsolidated affiliates	13,005	7,614	23,611	16,988
Gains on disposition of property	194	107	213	107
Gains on for-sale residential condominiums	289	—	636	—
Equity in earnings of unconsolidated affiliates	1,862	1,520	3,162	3,509
Income from continuing operations	15,350	9,241	27,622	20,604
Discontinued operations:
Income from discontinued operations	781	1,745	1,636	3,390
Gains on disposition of discontinued operations	20,943	5,027	21,016	8,753
	21,724	6,772	22,652	12,143
Net income	37,074	16,013	50,274	32,747
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,054)	(839)	(2,748)	(1,732)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(116)	(191)	(134)	(389)
Dividends on preferred stock	(1,677)	(2,838)	(3,354)	(5,676)
Net income available for common stockholders	$33,227	$12,145	$44,038	$24,950
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.19	$0.10	$0.35	$0.24
Income from discontinued operations available for common stockholders	0.31	0.11	0.33	0.20
Net income available for common stockholders	$0.50	$0.21	$0.68	$0.44
Weighted average common shares outstanding - basic	66,122	57,456	64,883	57,337
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.19	$0.10	$0.35	$0.23
Income from discontinued operations available for common stockholders	0.31	0.11	0.33	0.20
Net income available for common stockholders	$0.50	$0.21	$0.68	$0.43
Weighted average common shares outstanding - diluted	70,234	61,822	68,978	61,625
Dividends declared per common share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$12,767	$5,811	$22,706	$13,596
Income from discontinued operations available for common stockholders	20,460	6,334	21,332	11,354
Net income available for common stockholders	$33,227	$12,145	$44,038	$24,950

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2009

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accum- ulated Other Compre- hensive Loss	Non- Control- ling Interests in Consol-idated Affiliates	Distri- butions in Excess of Net Earnings	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	7,027,226	70	—	—	144,194	—	—	—	144,264
Conversion of Common Units to Common Stock	8,291	—	—	—	189	—	—	—	189
Dividends on Common Stock	—	—	—	—	—	—	—	(54,083)	(54,083)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,354)	(3,354)
Adjustment to noncontrolling interests in the Operating Partnership	—	—	—	—	19,598	—	—	—	19,598
Distribution to noncontrolling interest in consolidated affiliates	—	—	—	—	—	—	(245)	—	(245)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Amortization of restricted stock and stock options	—	2	—	—	3,571	—	—	—	3,573
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,748)	(2,748)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	134	(134)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	50,274	50,274
Other comprehensive income	—	—	—	—	—	465	—	—	465
Total comprehensive income									50,739
Balance at June 30, 2009	70,847,962	$708	$29,092	$52,500	$1,783,645	$(4,327)	$6,065	$(649,326)	$1,218,357

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$50,274	$32,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,718	54,878
Amortization of lease commissions	7,792	7,605
Amortization of lease incentives	548	486
Amortization of restricted stock and stock options	3,573	3,940
Amortization of deferred financing costs	1,351	1,324
Amortization of accumulated other comprehensive loss	(141)	126
Gain on extinguishment of debt	(630)	—
Gains on disposition of properties	(21,229)	(8,860)
Gains on disposition of for-sale residential condominiums	(636)	—
Equity in earnings of unconsolidated affiliates	(3,162)	(3,509)
Change in financing obligations	584	74
Distributions of earnings from unconsolidated affiliates	2,081	3,461
Changes in operating assets and liabilities:
Accounts receivable	3,713	3,282
Prepaid expenses and other assets	(1,296)	(2,575)
Accrued straight-line rents receivable	(2,252)	(4,298)
Accounts payable, accrued expenses and other liabilities	5,351	(5,438)
Net cash provided by operating activities	104,639	83,243
Investing activities:
Additions to real estate assets and deferred leasing costs	(68,851)	(114,376)
Proceeds from disposition of real estate assets	61,556	29,452
Proceeds from disposition of for-sale residential condominiums	5,215	—
Distributions of capital from unconsolidated affiliates	2,879	1,499
Net repayments of notes receivable	272	1,476
Contributions to unconsolidated affiliates	(500)	(12,341)
Changes in restricted cash and other investing activities	(12,020)	(22,589)
Net cash used in investing activities	(11,449)	(116,879)
Financing activities:
Dividends on Common Stock	(54,083)	(48,653)
Dividends on Preferred Stock	(3,354)	(5,676)
Distributions to noncontrolling interests in the Operating Partnership	(3,443)	(3,356)
Distributions to noncontrolling interests in consolidated affiliates	(245)	(471)
Net proceeds from the sale of Common Stock	144,264	6,122
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Borrowings on revolving credit facility	122,000	242,550
Repayments of revolving credit facility	(177,000)	(212,350)
Borrowings on mortgages and notes payable	53,424	164,995
Repayments of mortgages and notes payable	(173,846)	(105,161)
Contributions from noncontrolling interests in consolidated affiliates	—	625
Additions to deferred financing costs	(1,292)	(803)
Net cash (used in)/provided by financing activities	(93,575)	34,529
Net (decrease)/increase in cash and cash equivalents	(385)	893
Cash and cash equivalents at beginning of the period	13,757	3,140
Cash and cash equivalents at end of the period	$13,372	$4,033

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2009	2008
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $272 and $800, respectively)	$43,386	$50,459

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2009	2008
Assets:
Prepaid expenses and other assets	$192	$292
	$192	$292

Liabilities:
Accounts payable, accrued expenses and other liabilities	$(414)	$142
	$(414)	$142

Noncontrolling Interests in the Operating Partnership and Equity	$606	$150

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of June 30, 2009, the Company and/or the Operating Partnership wholly owned: 307 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; an additional six office and industrial properties under development; and 61 for-sale residential condominiums.

The Company is the sole general partner of the Operating Partnership. As of June 30, 2009, the Company owned all of the preferred partnership interests (“Preferred Units”) and 70.4 million, or 94.6%, of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 million Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2009, the Company redeemed 8,291 Common Units for a like number of shares of Common Stock.

Common Stock Offering

On June 1, 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for additional Common Units. The net impact of the offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% as of December 31, 2008 to 94.6% as of June 30, 2009. On June 1, 2009, we used a portion of the net proceeds of the offering to retire the remaining $107.2 million principal amount of a secured loan; we incurred no prepayment penalties. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described in Note 10, the Consolidated Statements of Income for the three and six months ended June 30, 2008 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold during 2008 and the first six months of 2009 which qualified for discontinued operations presentation.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which defines a noncontrolling interest in a consolidated subsidiary as the portion of the equity in a subsidiary not attributable, directly or indirectly, to the parent and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”). SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributable to controlling and noncontrolling interests. SFAS No. 160 requires retroactive treatment for all periods presented. Below are the steps we have taken as a result of the implementation of this standard with respect to previously reported amounts:

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

•

We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million as of December 31, 2008.

•

Net income attributable to noncontrolling interests in consolidated affiliates and the Operating Partnership are no longer deducted when determining net income. As a result, net income for the three and six months ended June 30, 2008 increased $1.0 million and $2.1 million from the previously reported amounts, respectively. The adoption of this standard had no effect on our net income available for common stockholders or our earnings per common share.

•

As prescribed by EITF D-98, we adjusted noncontrolling interests in the Operating Partnership so that the carrying value equals the greater of historical cost or redemption value and continue to present it in the mezzanine section of our Consolidated Balance Sheets due to its redemption feature, as previously disclosed. As a result, noncontrolling interests in the Operating Partnership as of December 31, 2008 increased $45.6 million from the previously reported amount, with a corresponding decrease to additional paid in capital.

Effective January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). As a result, our weighted average common shares outstanding, basic and diluted, for the three and six months ended June 30, 2008 were revised from previously reported amounts to include our total number of restricted common shares outstanding. For the three months ended June 30, 2008, weighted average common shares outstanding, basic and diluted, are 516,076 and 330,166 shares higher than previously reported, respectively. For the six months ended June 30, 2008, weighted average common shares outstanding, basic and diluted, are 504,611 and 335,572 shares higher than previously reported, respectively. Basic earnings per common share for the three and six months ended June 30, 2008 is unchanged from amounts previously reported. Diluted earnings per common share for the three months ended June 30, 2008 is unchanged from the amount previously reported and, for the six months ended June 30, 2008, is $0.01 lower than previously reported.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interest holders. All significant intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

We have elected and expect to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes. To maintain qualification as a REIT, we are required to pay dividends to our stockholders equal to at least 90.0% of our annual REIT taxable income, excluding capital gains. As a REIT, we will not be subject to federal and state taxes if we distribute at least 100.0% of our taxable income (ordinary income and capital gains, if any) to our stockholders. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash.

Noncontrolling Interests

We adopted SFAS No. 160 on January 1, 2009, as described previously, which establishes accounting and presentation standards for noncontrolling interests in subsidiaries.

Noncontrolling interests in the Operating Partnership in the accompanying Consolidated Financial Statements relates to the ownership by various individuals and entities other than the Company of Common Units in the Operating Partnership. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership are reduced and the Company’s share in the Operating Partnership is increased by the fair value of each redeemed security. The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Beginning noncontrolling interests in the Operating Partnership	$87,119	$122,739	$111,278	$119,195
Adjustments to noncontrolling interests in the Operating Partnership	3,538	2,261	(19,598)	9,884
Redemptions/conversions of noncontrolling interest partnership units	(189)	(591)	(189)	(3,884)
Net income attributable to noncontrolling interests in the Operating Partnership	2,054	839	2,748	1,732
Distributions to noncontrolling interests in the Operating Partnership	(1,726)	(1,677)	(3,443)	(3,356)
Total noncontrolling interests in the Operating Partnership	$90,796	$123,571	$90,796	$123,571

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”) and estimated 19% economic interest in Plaza Residential, LLC (“Plaza Residential”). Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and effectively control the major operating and financial policies of the joint venture. We consolidate Plaza Residential since we own the majority interest in and effectively control the joint venture.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, FAS 167 requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the fiscal year that begins after November 15, 2009. We are currently evaluating the impact FAS 167 may have on our financial position, results of operations and disclosures.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We have equity interests ranging from 12.5% to 50.0% in various joint ventures with unrelated third parties. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

The combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Statements:
Revenues	$37,347	$41,199	$76,216	$79,728
Expenses:
Rental property and other expenses	18,065	20,032	36,705	38,463
Depreciation and amortization	8,853	9,170	17,725	16,628
Interest expense	8,866	9,205	17,841	17,692
Total expenses	35,784	38,407	72,271	72,783
Income before disposition of property	1,563	2,792	3,945	6,945
Gains on disposition of property	3,426	—	3,426	—
Net income	$4,989	$2,792	$7,371	$6,945
Our share of:
Net income (1)	$1,862	$1,520	$3,162	$3,509
Depreciation and amortization of real estate assets	$3,223	$3,395	$6,473	$6,330
Interest expense	$3,542	$3,691	$7,120	$7,220
Gain on disposition of depreciable properties	$781	$—	$781	$—

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

We have a 22.81% interest in a joint venture with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG. In the second quarter of 2009, this joint venture sold one property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in the second quarter of 2009.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.	INVESTMENT ACTIVITIES

Dispositions

In the second quarter of 2009, we sold three non-core community retail centers aggregating 413,000 square feet in the Kansas City metropolitan area for gross proceeds of $62.1 million. A gain of $20.9 million was recorded in the second quarter of 2009.

Development

Development in process as of June 30, 2009 consisted primarily of two office properties aggregating 258,000 rentable square feet and 75 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the two properties currently is expected to be $64.1 million when fully leased and completed, of which $58.9 million had been incurred as of June 30, 2009. The dollar weighted average pre-leasing of these development properties was approximately 62% as of June 30, 2009.

Additionally, we currently have three office properties and one industrial property recently completed, but not yet stabilized, aggregating 573,000 square feet. The aggregate cost, including leasing commissions, of these properties currently is expected to be $80.1 million when fully leased, of which $70.3 million had been incurred as of June 30, 2009. The dollar weighted average pre-leasing of these properties was approximately 43% as of June 30, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet as of June 30, 2009.

For-Sale Residential Condominiums

We own a majority interest in Plaza Residential, LLC, a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include our completed, but unsold, condominium inventory as of June 30, 2009 and December 31, 2008. For the three and six months ended June 30, 2009, we sold five and 13 condominiums for net sales proceeds of $2.0 million and $5.2 million, respectively, and recorded gains of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2008, there were no corresponding sales or gains. Net sales proceeds include forfeitures of earnest money deposits of $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively. We record forfeitures of earnest money deposits as income when entitled to claim the forfeited deposit upon legal default. Our estimate of our partner’s economic ownership, which is impacted by a contractually-based promoted return, decreased from 25% as of December 31, 2008 to 19% as of June 30, 2009.

4.	DEFERRED FINANCING AND LEASING COSTS

As of June 30, 2009 and December 31, 2008, we had deferred financing costs of $10.7 million and $14.7 million, respectively, with related accumulated amortization of $3.9 million and $7.8 million, respectively. As of June 30, 2009 and December 31, 2008, we had deferred leasing costs of $110.1 million and $111.1 million, respectively, with related accumulated amortization of $46.8 million and $44.8 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for these intangibles for the three months ended June 30, 2009 and 2008 was $4.6 million and $4.5 million, respectively, and for the six months ended June 30, 2009 and 2008 was $9.1 million and $8.9 million, respectively.

The estimated aggregate amortization expense for each of the next five succeeding fiscal years is as follows:

July 1, 2009 through December 31, 2009	$8,304
2010	$13,660
2011	$10,894
2012	$10,221
2013	$6,856
2014	$4,486

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following:

	June 30, 2009	December 31, 2008
Secured mortgage loans	$567,293	$655,186
Unsecured loans	861,357	949,499
Total	$1,428,650	$1,604,685

As of June 30, 2009, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $908.7 million.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three major credit rating agencies. Our revolving credit facility had $338.5 million of availability as of June 30, 2009 and had $355.5 million of availability as of July 31, 2009.

Our $70.0 million secured construction facility is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability as of June 30, 2009 and July 31, 2009.

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

In March 2009, we obtained a $20.0 million, three-year unsecured term loan with a bank lender. The interest rate is LIBOR plus 250 basis points, subject to a minimum total interest rate of 3.9%.

In June 2009, we retired the remaining $107.2 million principal amount of a secured loan using a portion of the net proceeds of our Common Stock offering on June 1, 2009. We incurred no prepayment penalties.

Our revolving credit facility, variable rate term loans and the indenture that governs the Operating Partnership’s outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Operating Partnership are each currently in compliance with all such requirements.

6.	SHARE-BASED PAYMENTS

During the six months ended June 30, 2009, we granted under our Amended and Restated 1994 Stock Option Plan 394,044 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $1.80. During the six months ended June 30, 2009, we also granted 128,384 shares of time-based restricted stock and 99,910 shares of total return-based restricted stock with weighted-average grant date fair values per share of $19.33 and $10.13, respectively. We recorded stock-based compensation expense of $1.7 million each during the three months ended June 30, 2009 and 2008, respectively. We recorded stock-based compensation expense of $3.6 million and $3.9 million during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $10.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.5 years.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7.	DERIVATIVE INSTRUMENTS

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.9 million as of June 30, 2009 and is included in Accumulated Other Comprehensive Loss (“AOCL”). This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.2 million will be recognized as a decrease to interest expense within the next 12 months.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fixed the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. These swaps were designated and accounted for as cash flow hedges and matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.8 million as of June 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next ten months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.2 million as of June 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next four months.

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

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$37,074	$16,013	$50,274	$32,747
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bonds	226	187	192	(374)
Unrealized derivative net gains on cash-flow hedges	217	933	414	524
Amortization of past cash flow hedges	(71)	46	(141)	126
Total other comprehensive income	372	1,166	465	276
Total comprehensive income	$37,446	$17,179	$50,739	$33,023

9.	FAIR VALUE MEASUREMENTS

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, mezzanine noncontrolling interests and liabilities that we recognize at fair value using those levels of inputs.

Level 1. Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are comprised of investments in marketable securities which we use to pay benefits under our deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership are comprised of Common Units in the Operating Partnership not owned by the Company. Our Level 1 liabilities are our obligations to pay certain deferred compensation plan benefits whereby participants have designated investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 liabilities are interest rate swaps whose fair value is determined using a pricing model based upon observable market inputs.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond issued by a municipal authority in connection with our construction of a public parking facility that is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. This available for-sale security is carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value as of June 30, 2009 was $2.5 million below the outstanding principal due on the bond. We currently intend to hold this bond, which amortizes to maturity in 2020, and do not believe that we will be required to sell this bond before recovery. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond’s impairment. Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following table sets forth the assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.

		Level 1	Level 2	Level 3
	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets) (1)	$5,200	$5,200	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,660	—	—	17,660
Total Assets	$22,860	$5,200	$—	$17,660

Noncontrolling Interests in the Operating Partnership	$90,796	$90,796	$—	$—

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$962	$—	$962	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	5,808	5,808	—	—
SF-Harborview Plaza, LP financing obligation	17,172	—	—	17,172
Total Liabilities	$23,942	$5,808	$962	$17,172

(1)	The marketable securities are held through our officer deferred compensation plans.

The following table sets forth our Level 3 asset and liability.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,434	$17,468
Unrealized gain (in AOCL)	226	192
Ending balance	$17,660	$17,660

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance	$16,934	$16,604
Payments on financing obligation	(162)	(272)
Interest expense on financing obligation	400	840
Ending balance	$17,172	$17,172

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of our financial instruments were as follows:

	Carrying Amount	Fair Value
June 30, 2009
Cash and cash equivalents	$13,372	$13,372
Restricted cash	$14,707	$14,707
Accounts and notes receivable	$21,380	$21,380
Marketable securities (in prepaid expenses and other assets)	$5,200	$5,200
Tax increment financing bond (in prepaid expenses and other assets)	$17,660	$17,660
Mortgages and notes payable	$1,428,650	$1,286,867
Financing obligations	$34,758	$32,748
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$962	$962
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$5,808	$5,808
Noncontrolling interests in the Operating Partnership	$90,796	$90,796

December 31, 2008
Cash and cash equivalents	$13,757	$13,757
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bond (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522
Noncontrolling interests in the Operating Partnership	$111,278	$111,278

The fair values of our mortgages and notes payable and financing obligations were estimated using discounted cash flow analyses based on estimated market rates on similar borrowing arrangements at June 30, 2009 and December 31, 2008, respectively. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to us at June 30, 2009. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.	DISCONTINUED OPERATIONS

As part of our business strategy, we from time to time selectively dispose of non-core properties and use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 1.2 million square feet of office and retail properties and 13 rental residential units sold during 2008 and the six months ended June 30, 2009. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and other revenues	$1,384	$3,698	$3,535	$7,773
Operating expenses:
Rental property and other expenses	448	1,337	1,351	3,016
Depreciation and amortization	155	624	550	1,386
Total operating expenses	603	1,961	1,901	4,402
Other income	—	8	2	19
Income before gains on disposition of discontinued operations	781	1,745	1,636	3,390
Gains on disposition of discontinued operations	20,943	5,027	21,016	8,753
Total discontinued operations	$21,724	$6,772	$22,652	$12,143

11.	EARNINGS PER SHARE

As described in Note 1, effective January 1, 2009, we adopted FSP EITF 03-6-1, which required us to retroactively revise our weighted average common shares outstanding, basic and diluted, to include our total number of restricted common shares outstanding.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	EARNINGS PER SHARE - Continued

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings per common share - basic:
Numerator:
Income from continuing operations	$15,350	$9,241	$27,622	$20,604
Noncontrolling interests in the Operating Partnership	(790)	(401)	(1,428)	(943)
Noncontrolling interests in consolidated affiliates	(116)	(191)	(134)	(389)
Dividends on preferred stock	(1,677)	(2,838)	(3,354)	(5,676)
Income from continuing operations available for common stockholders	12,767	5,811	22,706	13,596
Income from discontinued operations	21,724	6,772	22,652	12,143
Noncontrolling interests in the Operating Partnership from discontinued operations	(1,264)	(438)	(1,320)	(789)
Income from discontinued operations available for common stockholders	20,460	6,334	21,332	11,354
Net income available for common stockholders	$33,227	$12,145	$44,038	$24,950
Denominator:
Denominator for basic earnings per common share – weighted average shares (1)	66,122	57,456	64,883	57,337
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.19	$0.10	$0.35	$0.24
Income from discontinued operations available for common stockholders	0.31	0.11	0.33	0.20
Net income available for common stockholders	$0.50	$0.21	$0.68	$0.44
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$15,350	$9,241	$27,622	$20,604
Noncontrolling interests in consolidated affiliates	(116)	(191)	(134)	(389)
Dividends on preferred stock	(1,677)	(2,838)	(3,354)	(5,676)
Income from continuing operations available for common stockholders before noncontrolling interests in the Operating Partnership	13,557	6,212	24,134	14,539
Income from discontinued operations	21,724	6,772	22,652	12,143
Net income available for common stockholders before noncontrolling interests in the Operating Partnership	$35,281	$12,984	$46,786	$26,682
Denominator:
Denominator for basic earnings per common share –weighted average shares	66,122	57,456	64,883	57,337
Add:
Employee and director stock options and warrants	49	420	30	331
Noncontrolling Common Units	4,063	3,946	4,065	3,957
Denominator for diluted earnings per common share – adjusted weighted average shares and assumed conversions (1)	70,234	61,822	68,978	61,625
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.19	$0.10	$0.35	$0.23
Income from discontinued operations available for common stockholders	0.31	0.11	0.33	0.20
Net income available for common stockholders	$0.50	$0.21	$0.68	$0.43

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.	EARNINGS PER SHARE - Continued

(1)

Options and warrants aggregating 1.2 million and 0.2 million shares were outstanding during the three months ended June 30, 2009 and 2008, respectively, and 1.3 and 0.4 million shares were outstanding during the six months ended June 30, 2009 and 2008, respectively but were not included in the treasury method calculation for diluted earnings per common share because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, as of June 30, 2009, no tenant of the Wholly Owned Properties comprised more than 8.7% of our consolidated revenues.

The following table summarizes the rental income and net operating income for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$12,106	$11,733	$23,606	$23,288
Greenville, SC	3,601	3,498	7,239	6,760
Kansas City, MO	3,712	3,835	7,459	7,518
Memphis, TN	7,409	6,376	14,441	12,509
Nashville, TN	15,637	15,417	31,041	30,191
Orlando, FL	2,845	2,769	5,795	5,176
Piedmont Triad, NC	6,565	6,677	13,109	13,294
Raleigh, NC	18,224	16,487	36,574	35,020
Richmond, VA	11,240	12,834	22,951	24,425
Tampa, FL	16,592	17,030	33,133	32,856
Total Office Segment	97,931	96,656	195,348	191,037
Industrial:
Atlanta, GA	3,931	3,815	7,872	7,901
Piedmont Triad, NC	3,301	3,577	7,677	7,284
Total Industrial Segment	7,232	7,392	15,549	15,185
Retail:
Kansas City, MO	7,666	8,337	15,280	16,933
Piedmont Triad, NC	149	144	292	284
Raleigh, NC	30	—	60	—
Total Retail Segment	7,845	8,481	15,632	17,217
Residential:
Kansas City, MO	302	299	594	602
Total Residential Segment	302	299	594	602
Total Rental and Other Revenues	$113,310	$112,828	$227,123	$224,041

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.	SEGMENT INFORMATION - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$8,038	$7,471	$15,015	$14,982
Greenville, SC	2,339	2,192	4,623	4,242
Kansas City, MO	2,260	2,347	4,504	4,486
Memphis, TN	4,045	3,802	8,063	7,330
Nashville, TN	10,318	10,027	20,160	19,953
Orlando, FL	1,460	1,471	3,032	2,899
Piedmont Triad, NC	4,389	4,319	8,559	8,628
Raleigh, NC	12,784	10,469	25,009	23,326
Richmond, VA	8,062	8,476	16,057	16,567
Tampa, FL	9,516	10,302	19,394	19,807
Other	(2)	(36)	(4)	(57)
Total Office Segment	63,209	60,840	124,412	122,163
Industrial:
Atlanta, GA	2,934	2,851	5,983	6,025
Piedmont Triad, NC	2,444	2,813	5,995	5,741
Total Industrial Segment	5,378	5,664	11,978	11,766
Retail:
Atlanta, GA (4)	(6)	(9)	(12)	(14)
Kansas City, MO	5,085	5,668	9,934	11,457
Piedmont Triad, NC	124	117	234	231
Raleigh, NC	8	(25)	10	(48)
Total Retail Segment	5,211	5,751	10,166	11,626
Residential:
Kansas City, MO	183	66	353	260
Raleigh, NC (4)	(129)	6	(138)	(7)
Total Residential Segment	54	72	215	253
Total Net Operating Income	73,852	72,327	146,771	145,808
Reconciliation to income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,931)	(30,749)	(65,960)	(61,096)
General and administrative expense	(9,486)	(10,766)	(17,801)	(20,477)
Interest expense	(21,344)	(24,795)	(43,320)	(49,636)
Interest and other income	2,914	1,597	3,921	2,389
Income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$13,005	$7,614	$23,611	$16,988

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(4)

Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for retail and residential properties.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.	SUBSEQUENT EVENTS

We have evaluated events subsequent to June 30, 2009 and through August 4, 2009 (the issuance date of this interim report on Form 10-Q) for purposes of these financial statements and disclosures.

We have a 42.93% interest in a joint venture with Dreilander-Fonds 97/26 and 99/32. Subsequent to June 30, 2009, this joint venture classified one property as held for sale and, on July 24, 2009, sold this asset for gross proceeds of $7.1 million. The joint venture will record a $0.5 million impairment loss in the third quarter of 2009. We will record $0.2 million as our proportionate share of this impairment loss through equity in earnings of unconsolidated affiliates in the third quarter of 2009.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Unaudited and in thousands, except unit and per unit amounts)

	June 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$349,386	$352,872
Buildings and tenant improvements	2,808,834	2,819,844
Development in process	67,563	61,938
Land held for development	99,232	98,946
	3,325,015	3,333,600
Less-accumulated depreciation	(743,753)	(714,224)
Net real estate assets	2,581,262	2,619,376
For-sale residential condominiums	19,660	24,284
Real estate and other assets, net, held for sale	1,249	1,242
Cash and cash equivalents	13,342	13,649
Restricted cash	14,707	2,258
Accounts receivable, net of allowance of $2,836 and $1,281, respectively	18,050	23,687
Notes receivable, net of allowance of $418 and $459, respectively	3,330	3,602
Accrued straight-line rents receivable, net of allowance of $1,903 and $2,082, respectively	81,764	79,979
Investment in unconsolidated affiliates	65,408	66,517
Deferred financing and leasing costs, net of accumulated amortization of $50,752 and $52,586, respectively	70,055	73,216
Prepaid expenses and other assets	36,651	37,046
Total Assets	$2,905,478	$2,944,856

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,428,650	$1,604,685
Accounts payable, accrued expenses and other liabilities	134,202	135,606
Financing obligations	34,758	34,174
Total Liabilities	1,597,610	1,774,465
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 4,058,872 and 4,067,163 outstanding, respectively	90,796	111,278
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	172,388	192,870
Equity:
Common Units:
General partner Common Units, 744,980 and 672,301 outstanding, respectively	11,335	9,759
Limited partner Common Units, 69,694,173 and 62,490,596 outstanding, respectively	1,122,407	966,378
Accumulated other comprehensive loss	(4,327)	(4,792)
Noncontrolling interests in consolidated affiliates	6,065	6,176
Total Equity	1,135,480	977,521
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,905,478	$2,944,856

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and other revenues	$113,310	$112,828	$227,123	$224,041
Operating expenses:
Rental property and other expenses	39,363	40,501	80,101	78,083
Depreciation and amortization	32,931	30,749	65,960	61,096
General and administrative	9,581	10,766	18,052	20,624
Total operating expenses	81,875	82,016	164,113	159,803
Interest expense:
Contractual	19,945	23,345	40,524	46,808
Amortization of deferred financing costs	689	686	1,351	1,324
Financing obligations	710	764	1,445	1,504
	21,344	24,795	43,320	49,636
Other income:
Interest and other income	2,284	1,597	3,291	2,389
Gain on debt extinguishment	630	—	630	—
	2,914	1,597	3,921	2,389
Income before disposition of property and condominiums and equity in
earnings of unconsolidated affiliates	13,005	7,614	23,611	16,991
Gains on disposition of property	194	107	213	107
Gains on for-sale residential condominiums	289	—	636	—
Equity in earnings of unconsolidated affiliates	1,847	1,508	3,110	3,481
Income from continuing operations	15,335	9,229	27,570	20,579
Discontinued operations:
Income from discontinued operations	781	1,745	1,636	3,390
Gains on disposition of discontinued operations	20,943	5,027	21,016	8,753
	21,724	6,772	22,652	12,143
Net income	37,059	16,001	50,222	32,722
Net (income) attributable to noncontrolling interests in consolidated affiliates	(116)	(191)	(134)	(389)
Distributions on preferred units	(1,677)	(2,838)	(3,354)	(5,676)
Net income available for common unitholders	$35,266	$12,972	$46,734	$26,657
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.20	$0.10	$0.35	$0.24
Income from discontinued operations available for common unitholders	0.31	0.11	0.33	0.20
Net income available for common unitholders	$0.51	$0.21	$0.68	$0.44
Weighted average common units outstanding - basic	69,776	60,993	68,539	60,885
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.20	$0.10	$0.35	$0.24
Income from discontinued operations available for common unitholders	0.31	0.11	0.33	0.20
Net income available for common unitholders	$0.51	$0.21	$0.68	$0.44
Weighted average common units outstanding - diluted	69,825	61,413	68,569	61,216
Distributions declared per common unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$13,542	$6,200	$24,082	$14,514
Income from discontinued operations available for common unitholders	21,724	6,772	22,652	12,143
Net income available for common unitholders	$35,266	$12,972	$46,734	$26,657

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2009

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuance of Common Units, net	1,443	142,821	—	—	144,264
Distributions on Common Units	(572)	(56,606)	—	—	(57,178)
Distributions on Preferred Units	(34)	(3,320)	—	—	(3,354)
Amortization of restricted stock and stock options	36	3,537	—	—	3,573
Distribution to noncontrolling interest in consolidated affiliates	—	—	—	(245)	(245)
Adjustment of Redeemable Common Units to fair value	202	20,010	—	—	20,212
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1)	(133)	—	134	—
Comprehensive income:
Net income	502	49,720	—	—	50,222
Other comprehensive loss	—	—	465	—	465
Total comprehensive income					50,687
Balance at June 30, 2009	$11,335	$1,122,407	$(4,327)	$6,065	$1,135,480

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$50,222	$32,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,718	54,878
Amortization of lease commissions	7,792	7,605
Amortization of lease incentives	548	486
Amortization of restricted stock and stock options	3,573	3,940
Amortization of deferred financing costs	1,351	1,324
Amortization of accumulated other comprehensive loss	(141)	126
Gain on debt extinguishment	(630)	—
Gains on disposition of properties	(21,229)	(8,860)
Gains on disposition of for-sale residential condominiums	(636)	—
Equity in earnings of unconsolidated affiliates	(3,110)	(3,481)
Change in financing obligations	584	74
Distributions of earnings from unconsolidated affiliates	2,056	3,452
Changes in operating assets and liabilities:
Accounts receivable	3,713	3,282
Prepaid expenses and other assets	(1,264)	(2,546)
Accrued straight-line rents receivable	(2,252)	(4,298)
Accounts payable, accrued expenses and other liabilities	5,354	(5,400)
Net cash provided by operating activities	104,649	83,304
Investing activities:
Additions to real estate assets and deferred leasing costs	(68,851)	(114,376)
Proceeds from disposition of real estate assets	61,556	29,452
Proceeds from disposition of for-sale residential condominiums	5,215	—
Distributions of capital from unconsolidated affiliates	2,879	1,499
Net repayments of notes receivable	272	1,476
Contributions to unconsolidated affiliates	(500)	(12,341)
Changes in restricted cash and other investing activities	(12,030)	(22,589)
Net cash used in investing activities	(11,459)	(116,879)
Financing activities:
Distributions on Common Units	(57,178)	(51,661)
Distributions on Preferred Units	(3,354)	(5,676)
Distributions to noncontrolling interests in consolidated affiliates	(245)	(471)
Net proceeds from the sale of Common Units	144,264	6,122
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Borrowings on revolving credit facility	122,000	242,550
Repayments of revolving credit facility	(177,000)	(212,350)
Borrowings on mortgages and notes payable	53,424	164,995
Repayments of mortgages and notes payable	(173,846)	(105,161)
Contributions from noncontrolling interests in consolidated affiliates	—	625
Additions to deferred financing costs	(1,562)	(1,234)
Net cash (used in)/provided by financing activities	(93,497)	34,446
Net (decrease)/increase in cash and cash equivalents	(307)	871
Cash and cash equivalents at beginning of the period	13,649	3,144
Cash and cash equivalents at end of the period	$13,342	$4,015

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2009	2008
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $272 and $800 for 2009 and 2008,respectively)	$43,386	$50,459

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2009	2008
Assets:
Prepaid expenses and other assets	$192	$292
	$192	$292

Liabilities:
Accounts payable, accrued expenses and other liabilities	$(414)	$142
	$(414)	$142

Redeemable Operating Partnership Units and Equity	$606	$150

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of June 30, 2009, the Company and/or the Operating Partnership wholly owned: 307 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; an additional six office and industrial properties under development; and 61 for-sale residential condominiums.

The Company is the sole general partner of the Operating Partnership. As of June 30, 2009, the Company owned all of the preferred partnership interests (“Preferred Units”) and 70.4 million, or 94.6%, of the common partnership interests (“Common Units”) in the Operating Partnership. The Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock. Limited partners (including certain officers and directors of the Company) own the remaining 4.1 million Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2009, the Company redeemed 8,291 Common Units for a like number of shares of Common Stock.

Common Stock Offering

On June 1, 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for additional Common Units. The net impact of the offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% as of December 31, 2008 to 94.6% as of June 30, 2009. On June 1, 2009, we used a portion of the net proceeds of the offering to retire the remaining $107.2 million principal amount of a secured loan; we incurred no prepayment penalties. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described in Note 10, the Consolidated Statements of Income for the three and six months ended June 30, 2008 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold during 2008 and the first six months of 2009 which qualified for discontinued operations presentation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - Continued

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which defines a noncontrolling interest in a consolidated subsidiary as the portion of the equity in a subsidiary not attributable, directly or indirectly, to the parent and requires noncontrolling interests to be presented as a separate component of equity in the Consolidated Balance Sheet subject to the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”). SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributable to controlling and noncontrolling interests. SFAS No. 160 requires retroactive treatment for all periods presented. Below are the steps we have taken as a result of the implementation of this standard with respect to previously reported amounts:

•

We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million as of December 31, 2008.

•

Net income attributable to noncontrolling interests in consolidated affiliates are no longer deducted when determining net income. As a result, net income for the three and six months ended June 30, 2008 increased $0.2 million and $0.4 million from the previously reported amounts, respectively. The adoption of this standard had no effect on our net income available for common unitholders or our earnings per common unit.

Effective January 1, 2009, we adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). As a result, our weighted average common shares outstanding, basic and diluted, for the three and six months ended June 30, 2008 were revised from previously reported amounts to include our total number of restricted common units outstanding. For the three months ended June 30, 2008, weighted average common units outstanding, basic and diluted, are 516,076 and 330,166 units higher than previously reported, respectively. For the six months ended June 30, 2008, weighted average common units outstanding, basic and diluted, are 504,611 and 335,572 units higher than previously reported, respectively. Basic earnings per common unit for the three and six months ended June 30, 2008 is unchanged from amounts previously reported. Diluted earnings per common unit for the three months ended June 30, 2008 is unchanged from the amount previously reported and, for the six months ended June 30, 2008, is $0.01 lower than previously reported.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interest holders. All significant intercompany transactions and accounts have been eliminated.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Noncontrolling Interests

We adopted SFAS No. 160 on January 1, 2009, as described previously, which establishes accounting and presentation standards for noncontrolling interests in subsidiaries.

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”) and estimated 19% economic interest in Plaza Residential, LLC (“Plaza Residential”). Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and effectively control the major operating and financial policies of the joint venture. We consolidate Plaza Residential since we own the majority interest in and effectively control the joint venture.

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which requires ongoing assessments to determine whether an entity is a variable entity and requires qualitative analysis to determine whether an enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity. In addition, FAS 167 requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. FAS 167 is effective for the fiscal year that begins after November 15, 2009. We are currently evaluating the impact FAS 167 may have on our financial position, results of operations and disclosures.

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

We have equity interests ranging from 22.8% to 50.0% in various joint ventures with unrelated third parties. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES - Continued

Our combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Statements:
Revenues	$35,971	$39,950	$73,464	$77,234
Expenses:
Rental property and other expenses	17,468	19,447	35,568	37,288
Depreciation and amortization	8,397	8,762	16,851	15,825
Interest expense	8,650	8,970	17,412	17,224
Total expenses	34,515	37,179	69,831	70,337
Income before disposition of property	1,456	2,771	3,633	6,897
Gains on disposition of property	3,426	—	3,426	—
Net income	$4,882	$2,771	$7,059	$6,897
Our share of:
Net income (1)	$1,847	$1,508	$3,110	$3,481
Depreciation and amortization of real estate assets	$2,391	$3,352	$5,595	$6,245
Interest expense	$3,515	$3,661	$7,066	$7,161
Gain on disposition of depreciable properties	$781	$—	$781	$—

(1)	Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other related adjustments.

We have a 22.81% interest in a joint venture with Schweiz-Deutschland-USA Dreilander Beteiligung Objekt DLF 98/29-Walker Fink-KG. In the second quarter of 2009, this joint venture sold one property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in the second quarter of 2009.

3.	INVESTMENT ACTIVITIES

Dispositions

In the second quarter of 2009, we sold three non-core community retail centers aggregating 413,000 square feet in the Kansas City metropolitan area for gross proceeds of $62.1 million. A gain of $20.9 million was recorded in the second quarter of 2009.

Development

Development in process as of June 30, 2009 consisted primarily of two office properties aggregating 258,000 rentable square feet and 75 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the two properties currently is expected to be $64.1 million when fully leased and completed, of which $58.9 million had been incurred as of June 30, 2009. The dollar weighted average pre-leasing of these development properties was approximately 62% as of June 30, 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.	INVESTMENT ACTIVITIES - Continued

Additionally, we currently have three office properties and one industrial property recently completed, but not yet stabilized, aggregating 573,000 square feet. The aggregate cost, including leasing commissions, of these properties currently is expected to be $80.1 million when fully leased, of which $70.3 million had been incurred as of June 30, 2009. The dollar weighted average pre-leasing of these properties was approximately 43% as of June 30, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet as of June 30, 2009.

For-Sale Residential Condominiums

We own a majority interest in Plaza Residential, LLC, a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include our completed, but unsold, condominium inventory as of June 30, 2009 and December 31, 2008. For the three and six months ended June 30, 2009, we sold five and 13 condominiums for net sales proceeds of $2.0 million and $5.2 million, respectively, and recorded gains of $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2008, there were no corresponding sales or gains. Net sales proceeds include forfeitures of earnest money deposits of $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively. We record forfeitures of earnest money deposits as income when entitled to claim the forfeited deposit upon legal default. Our estimate of our partner’s economic ownership, which is impacted by a contractually-based promoted return, decreased from 25% as of December 31, 2008 to 19% as of June 30, 2009.

4.	DEFERRED FINANCING AND LEASING COSTS

As of June 30, 2009 and December 31, 2008, we had deferred financing costs of $10.7 million and $14.7 million, respectively, with related accumulated amortization of $3.9 million and $7.8 million, respectively. As of June 30, 2009 and December 31, 2008, we had deferred leasing costs of $110.1 million and $111.1 million, respectively, with related accumulated amortization of $46.8 million and $44.8 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for these intangibles for the three months ended June 30, 2009 and 2008 was $4.6 million and $4.5 million, respectively, and for the six months ended June 30, 2009 and 2008 was $9.1 million and $8.9 million, respectively.

The estimated aggregate amortization expense for each of the next five succeeding fiscal years is as follows:

July 1, 2009 through December 31, 2009	$8,304
2010	$13,660
2011	$10,894
2012	$10,221
2013	$6,856
2014	$4,486

5.	MORTGAGES AND NOTES PAYABLE

Our consolidated mortgages and notes payable consisted of the following:

	June 30, 2009	December 31, 2008
Secured mortgage loans	$567,293	$655,186
Unsecured loans	861,357	949,499
Total	$1,428,650	$1,604,685

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.	MORTGAGES AND NOTES PAYABLE - Continued

As of June 30, 2009, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $908.7 million.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three major credit rating agencies. Our revolving credit facility had $338.5 million of availability as of June 30, 2009 and had $355.5 million of availability as of July 31, 2009.

Our $70.0 million secured construction facility is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability as of June 30, 2009 and July 31, 2009.

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

In March 2009, we obtained a $20.0 million, three-year unsecured term loan with a bank lender. The interest rate is LIBOR plus 250 basis points, subject to a minimum total interest rate of 3.9%.

In June 2009, we retired the remaining $107.2 million principal amount of a secured loan using a portion of the net proceeds of our Common Stock offering on June 1, 2009. We incurred no prepayment penalties.

Our revolving credit facility, variable rate term loans and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Company are each currently in compliance with all such requirements.

6.	SHARE-BASED PAYMENTS

During the six months ended June 30, 2009, the Company granted under its Amended and Restated 1994 Stock Option Plan 394,044 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $1.80. During the six months ended June 30, 2009, the Company also granted 128,384 shares of time-based restricted stock and 99,910 shares of total return-based restricted stock with weighted-average grant date fair values per share of $19.33 and $10.13, respectively. The Company recorded stock-based compensation expense of $1.7 million each during the three months ended June 30, 2009 and 2008. The Company recorded stock-based compensation expense of $3.6 million and $3.9 million during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was $10.6 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.5 years.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.	DERIVATIVE INSTRUMENTS

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.9 million as of June 30, 2009 and is included in Accumulated Other Comprehensive Loss (“AOCL”). This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.2 million will be recognized as a decrease to interest expense within the next 12 months.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fixed the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. These swaps were designated and accounted for as cash flow hedges and matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.8 million as of June 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next ten months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.2 million as of June 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next four months.

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

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$37,059	$16,001	$50,222	$32,722
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bonds	226	187	192	(374)
Unrealized derivative net gains on cash-flow hedges	217	933	414	524
Amortization of past cash flow hedges	(71)	46	(141)	126
Total other comprehensive income	372	1,166	465	276
Total comprehensive income	$37,431	$17,167	$50,687	$32,998

9.	FAIR VALUE MEASUREMENTS

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, mezzanine noncontrolling interests and liabilities that we recognize at fair value using those levels of inputs.

Level 1. Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are comprised of investments in marketable securities which we use to pay benefits under our deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership are comprised of Common Units in the Operating Partnership not owned by the Company. Our Level 1 liabilities are our obligations to pay certain deferred compensation plan benefits whereby participants have designated investment options (primarily mutual funds) to serve as the basis for measurement of the notional value of their accounts.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 liabilities are interest rate swaps whose fair value is determined using a pricing model based upon observable market inputs.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond issued by a municipal authority in connection with our construction of a public parking facility that is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. This available for-sale security is carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value as of June 30, 2009 was $2.5 million below the outstanding principal due on the bond. We currently intend to hold this bond, which amortizes to maturity in 2020, and do not believe that we will be required to sell this bond before recovery. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond’s impairment. Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following table sets forth the assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.

		Level 1	Level 2	Level 3
	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets) (1)	$5,200	$5,200	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,660	—	—	17,660
Total Assets	$22,860	$5,200	$—	$17,660

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$962	$—	$962	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	5,808	5,808	—	—
SF-Harborview Plaza, LP financing obligation	17,172	—	—	17,172
Total Liabilities	$23,942	$5,808	$962	$17,172

(1)	The marketable securities are held through our officer deferred compensation plans.

The following table sets forth our Level 3 asset and liability.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,434	$17,468
Unrealized gain (in AOCL)	226	192
Ending balance	$17,660	$17,660

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance	$16,934	$16,604
Payments on financing obligation	(162)	(272)
Interest expense on financing obligation	400	840
Ending balance	$17,172	$17,172

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.	FAIR VALUE MEASUREMENTS - Continued

The following estimated fair values were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is used to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values. The carrying amounts and estimated fair values of our financial instruments were as follows:

	Carrying Amount	Fair Value
June 30, 2009
Cash and cash equivalents	$13,372	$13,372
Restricted cash	$14,707	$14,707
Accounts and notes receivable	$21,380	$21,380
Marketable securities (in prepaid expenses and other assets)	$5,200	$5,200
Tax increment financing bond (in prepaid expenses and other assets)	$17,660	$17,660
Mortgages and notes payable	$1,428,650	$1,286,867
Financing obligations	$34,758	$32,748
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$962	$962
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$5,808	$5,808

December 31, 2008
Cash and cash equivalents	$13,757	$13,757
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bond (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522

The fair values of our mortgages and notes payable and financing obligations were estimated using discounted cash flow analyses based on estimated market rates on similar borrowing arrangements at June 30, 2009 and December 31, 2008, respectively. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to us at June 30, 2009. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.	DISCONTINUED OPERATIONS

As part of our business strategy, we from time to time selectively dispose of non-core properties and use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 1.2 million square feet of office and retail properties and 13 rental residential units sold during 2008 and the six months ended June 30, 2009. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and other revenues	$1,384	$3,698	$3,535	$7,773
Operating expenses:
Rental property and other expenses	448	1,337	1,351	3,016
Depreciation and amortization	155	624	550	1,386
Total operating expenses	603	1,961	1,901	4,402
Other income	—	8	2	19
Income before gains on disposition of discontinued operations	781	1,745	1,636	3,390
Gains on disposition of discontinued operations	20,943	5,027	21,016	8,753
Total discontinued operations	$21,724	$6,772	$22,652	$12,143

11.	EARNINGS PER UNIT

As described in Note 1, effective January 1, 2009, we adopted FSP EITF 03-6-1, which required us to retroactively revise our weighted average common units outstanding, basic and diluted, to include our total number of restricted shares outstanding.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.	EARNINGS PER UNIT - Continued

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings per common unit - basic:
Numerator:
Income from continuing operations	$15,335	$9,229	$27,570	$20,579
Noncontrolling interests in consolidated affiliates	(116)	(191)	(134)	(389)
Distributions on preferred units	(1,677)	(2,838)	(3,354)	(5,676)
Income from continuing operations available for common unitholders	13,542	6,200	24,082	14,514
Income from discontinued operations	21,724	6,772	22,652	12,143
Net income available for common unitholders	$35,266	$12,972	$46,734	$26,657
Denominator:
Denominator for basic earnings per common unit – weighted average units (1)	69,776	60,993	68,539	60,885
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.20	$0.10	$0.35	$0.24
Income from discontinued operations available for common unitholders	0.31	0.11	0.33	0.20
Net income available for common unitholders	$0.51	$0.21	$0.68	$0.44
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$15,335	$9,229	$27,570	$20,579
Noncontrolling interests in consolidated affiliates	(116)	(191)	(134)	(389)
Distributions on preferred units	(1,677)	(2,838)	(3,354)	(5,676)
Income from continuing operations available for common unitholders	13,542	6,200	24,082	14,514
Income from discontinued operations	21,724	6,772	22,652	12,143
Net income available for common unitholders	$35,266	$12,972	$46,734	$26,657
Denominator:
Denominator for basic earnings per common units –weighted average units	69,776	60,993	68,539	60,885
Add:
Employee and director stock options and warrants	49	420	30	331
Denominator for diluted earnings per common units – adjusted weighted average units and assumed conversions (1)	69,825	61,413	68,569	61,216
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.20	$0.10	$0.35	$0.24
Income from discontinued operations available for common unitholders	0.31	0.11	0.33	0.20
Net income available for common unitholders	$0.51	$0.21	$0.68	$0.44

(1)

Options and warrants aggregating 1.2 million and 0.2 million units were outstanding during the three months ended June 30, 2009 and 2008, respectively, and 1.3 and 0.4 million units were outstanding during the six months ended June 30, 2009 and 2008, respectively but were not included in the treasury method calculation for diluted earnings per common units because the exercise prices of the options and warrants were higher than the average market price of Common Units during these periods.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, as of June 30, 2009, no tenant of the Wholly Owned Properties comprised more than 8.7% of our consolidated revenues.

The following table summarizes the rental income and net operating income for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$12,106	$11,733	$23,606	$23,288
Greenville, SC	3,601	3,498	7,239	6,760
Kansas City, MO	3,712	3,835	7,459	7,518
Memphis, TN	7,409	6,376	14,441	12,509
Nashville, TN	15,637	15,417	31,041	30,191
Orlando, FL	2,845	2,769	5,795	5,176
Piedmont Triad, NC	6,565	6,677	13,109	13,294
Raleigh, NC	18,224	16,487	36,574	35,020
Richmond, VA	11,240	12,834	22,951	24,425
Tampa, FL	16,592	17,030	33,133	32,856
Total Office Segment	97,931	96,656	195,348	191,037
Industrial:
Atlanta, GA	3,931	3,815	7,872	7,901
Piedmont Triad, NC	3,301	3,577	7,677	7,284
Total Industrial Segment	7,232	7,392	15,549	15,185
Retail:
Kansas City, MO	7,666	8,337	15,280	16,933
Piedmont Triad, NC	149	144	292	284
Raleigh, NC	30	—	60	—
Total Retail Segment	7,845	8,481	15,632	17,217
Residential:
Kansas City, MO	302	299	594	602
Total Residential Segment	302	299	594	602
Total Rental and Other Revenues	$113,310	$112,828	$227,123	$224,041

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.	SEGMENT INFORMATION - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$8,048	$7,471	$15,040	$14,997
Greenville, SC	2,342	2,192	4,631	4,246
Kansas City, MO	2,263	2,347	4,512	4,490
Memphis, TN	4,050	3,802	8,077	7,337
Nashville, TN	10,331	10,027	20,194	19,973
Orlando, FL	1,462	1,471	3,037	2,902
Piedmont Triad, NC	4,395	4,319	8,574	8,637
Raleigh, NC	12,800	10,469	25,051	23,352
Richmond, VA	8,072	8,476	16,084	16,584
Tampa, FL	9,528	10,302	19,427	19,826
Other	(2)	(36)	(4)	(57)
Total Office Segment	63,289	60,840	124,623	122,287
Industrial:
Atlanta, GA	2,938	2,851	5,994	6,031
Piedmont Triad, NC	2,447	2,813	6,006	5,747
Total Industrial Segment	5,385	5,664	12,000	11,778
Retail:
Atlanta, GA (4)	(6)	(9)	(12)	(14)
Kansas City, MO	5,093	5,668	9,952	11,471
Piedmont Triad, NC	124	117	234	231
Raleigh, NC	8	(25)	10	(48)
Total Retail Segment	5,219	5,751	10,184	11,640
Residential:
Kansas City, MO	183	66	353	260
Raleigh, NC (4)	(129)	6	(138)	(7)
Total Residential Segment	54	72	215	253
Total Net Operating Income	73,947	72,327	147,022	145,958
Reconciliation to income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,931)	(30,749)	(65,960)	(61,096)
General and administrative expense	(9,581)	(10,766)	(18,052)	(20,624)
Interest expense	(21,344)	(24,795)	(43,320)	(49,636)
Interest and other income	2,914	1,597	3,921	2,389
Income before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$13,005	$7,614	$23,611	$16,991

(1)	Net of discontinued operations.
(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.
(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.
(4)

Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for retail and residential properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.	SUBSEQUENT EVENTS

We have evaluated events subsequent to June 30, 2009 and through August 4, 2009 (the issuance date of this interim report on Form 10-Q) for purposes of these financial statements and disclosures.

We have a 42.93% interest in a joint venture with Dreilander-Fonds 97/26 and 99/32. Subsequent to June 30, 2009, this joint venture classified one property as held for sale and, on July 24, 2009, sold this asset for gross proceeds of $7.1 million. The joint venture will record a $0.5 million impairment loss in the third quarter of 2009. We will record $0.2 million as our proportionate share of this impairment loss through equity in earnings of unconsolidated affiliates in the third quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. As of June 30, 2009, we owned or had an interest in 378 in-service office, industrial and retail properties, encompassing approximately 35.2 million square feet, which includes six office and industrial development properties that had not yet reached 95% stabilized occupancy aggregating 831,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements), 61 for-sale residential condominiums and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our tenants could deteriorate;

•	we may not be able to lease or release second generation space quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to tenant demand;

•	our southeastern and midwestern markets may suffer declines in economic growth;

•

difficulties in obtaining additional capital to satisfy our future cash needs or increases in interest rates could adversely impact our ability to fund important business initiatives and increase our debt service costs;

•

we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or to repay or refinance outstanding debt upon maturity; and

•	the Company could lose key executive officers.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth in our 2008 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Results for the three and six months ended June 30, 2008 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold during 2008 and the first six months of 2009 which qualified for discontinued operations presentation and the retroactive adoptions of SFAS No. 160 and FSP EITF 03-6-1.

Three Months Ended June 30, 2009 and 2008

Rental and Other Revenues

While we own and operate a number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in the areas in which we operate is and will continue to be an important determinative factor in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations” in our 2008 Annual Report on Form 10-K.

Rental and other revenues from continuing operations were virtually unchanged in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to higher revenues from the contribution of development properties placed in service in 2008 and the first six months of 2009, the acquisition of the PennMarc building in Memphis, TN and higher average rental rates, offset by lower revenues due to lower occupancy in our same property portfolio and the sale of an office condominium in the second quarter of 2008.

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

Rental property and other expenses were 2.6% lower in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower expenses from better operational efficiency in our same property portfolio and the sale of an office condominium in the second quarter of 2008, partly offset by higher expenses from the contribution of development properties placed in service in 2008 and the first six months of 2009 and the acquisition of the PennMarc building in Memphis, TN.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, increased to 65.2% in the second quarter of 2009 as compared to 64.1% in the second quarter of 2008 as a result of better operational efficiency in our same property portfolio.

Depreciation and amortization was 7.1% higher in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to higher depreciation and amortization from the contribution of development properties placed in service in 2008 and the first six months of 2009, the acquisition of the PennMarc building in Memphis, TN and the accelerated depreciation and amortization of tenant improvements and lease commissions for early terminated leases.

General and administrative expenses were 11.9% lower in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower expenses from unsuccessful projects and headcount reductions, partly offset by higher deferred compensation expense caused by an increase in the value of marketable securities held through our officer deferred compensation plans and lower capitalization of costs.

Other Income

Other income was $1.3 million higher in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to higher income from an increase in the value of marketable securities held through our officer deferred compensation plans and gain on the extinguishment of $3.2 million principal amount of certain outstanding bonds.

Interest Expense

Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

Contractual interest expense is shown net of amounts capitalized to development projects. Contractual interest expense was 14.6% lower in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower expense from lower average borrowings resulting from de-leveraging efforts using the proceeds of our sales of common stock in September 2008 and June 2009, partly offset by lower capitalized interest resulting from decreased development in process.

Discontinued Operations

The Company classified income of $21.7 million and $6.8 million as discontinued operations in the second quarter of 2009 and the second quarter of 2008, respectively. These amounts relate to 1.2 million square feet of office and retail properties and 13 rental residential units sold during 2008 and the first six months of 2009, and include gains on the sale of these properties of $20.9 million and $5.0 million in the second quarter of 2009 and the second quarter of 2008, respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.2 million higher in the second quarter of 2009 as compared to the second quarter of 2008 primarily due to the noncontrolling interests in the Operating Partnership’s share of gains on the sale of properties classified as discontinued operations in the second quarter of 2009.

Dividends on Preferred Equity

Dividends on preferred equity were 40.9% lower in the second quarter of 2009 as compared to the second quarter of 2008 due to the retirement of $53.8 million of preferred equity in September 2008.

Six Months Ended June 30, 2009 and 2008

Rental and Other Revenues

Rental and other revenues from continuing operations were 1.4% higher in the first six months of 2009 as compared to the first six months of 2008 primarily due to higher revenues from the contribution of development properties placed in service in 2008 and the first six months of 2009, the acquisition of the PennMarc building in Memphis, TN and higher average rental rates, partly offset by lower revenues due to lower occupancy in our same property portfolio and the sale of an office condominium in the second quarter of 2008.

Operating Expenses

Rental property and other expenses were 2.7% higher in the first six months of 2009 as compared to the first six months of 2008 primarily due to higher expenses from the contribution of development properties placed in service in 2008 and the first six months of 2009, the acquisition of the PennMarc building in Memphis, TN, and general inflationary increases in same property utilities, taxes and insurance, partly offset by the sale of an office condominium in the second quarter of 2008.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, declined to 64.6% in the first six months of 2009 as compared to 65.1% in the first six months of 2008 as a result of general inflationary increases in same property utilities, taxes and insurance.

Depreciation and amortization was 8.0% higher in the first six months of 2009 as compared to the first six months of 2008 primarily due to higher depreciation and amortization from the contribution of development properties placed in service in 2008 and the first six months of 2009, the acquisition of the PennMarc building in Memphis, TN and the accelerated depreciation and amortization of tenant improvements and lease commissions for early terminated leases.

General and administrative expenses were 13.1% lower in the first six months of 2009 as compared to the first six months of 2008 primarily due to lower expenses from unsuccessful projects and headcount reductions, partly offset by higher deferred compensation expense caused by an increase in the value of marketable securities held through our officer deferred compensation plans and lower capitalization of costs.

Other Income

Other income was $1.5 million higher in the first six months of 2009 as compared to the first six months of 2008 primarily due to higher income from an increase in the value of marketable securities held through our officer deferred compensation plans and gain on the extinguishment of $3.2 million principal amount of certain outstanding bonds.

Interest Expense

Contractual interest expense is shown net of amounts capitalized to development projects. Contractual interest expense was 13.4% lower in the first six months of 2009 as compared to the first six months of 2008 primarily due to lower expense from lower average borrowings resulting from de-leveraging efforts using the proceeds of our sales of common stock in September 2008 and June 2009, partly offset by lower capitalized interest resulting from decreased development in process.

Discontinued Operations

The Company classified income of $22.7 million and $12.1 million as discontinued operations in the first six months of 2009 and the first six months of 2008, respectively. These amounts relate to 1.2 million square feet of office and industrial properties and 13 rental residential units sold during 2008 and the first six months of 2009, and include net gains on the sale of these properties of $21.0 million and $8.8 million in the first six months of 2009 and the first six months of 2008, respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $1.0 million higher in the first six months of 2009 as compared to the first six months of 2008 primarily due to the noncontrolling interests in the Operating Partnership’s share of gains on the sale of properties classified as discontinued operations in the second quarter of 2009.

Dividends on Preferred Equity

Dividends on preferred equity were 40.9% lower in the first six months of 2009 as compared to the first six months of 2008 due to the retirement of $53.8 million of preferred equity in September 2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our goal is to maintain a conservative and flexible balance sheet. We generally use rents received from customers to fund our operating expenses, recurring capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may sell assets, obtain new debt and/or issue equity. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our secured and unsecured credit facilities. To generate additional capital to fund our growth and other strategic initiatives and to lessen the ownership risks typically associated with owning 100.0% of a property, we may also sell or contribute some of our properties to joint ventures.

Statements of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2009	2008	Change
Cash Provided By Operating Activities	$104,639	$83,243	$21,396
Cash (Used In) Investing Activities	(11,449)	(116,879)	105,430
Cash (Used In)/Provided by Financing Activities	(93,575)	34,529	(128,104)
Total Cash Flows	$(385)	$893	$(1,278)

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

Cash used in or provided by investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions of capital from our joint ventures.

Cash used in or provided by financing activities generally relates to distributions, incurrence and repayment of debt and sales, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we will likely record significant repayments and borrowings under our revolving credit facility.

The increase of $21.4 million in cash provided by operating activities of the Company in the first six months of 2009 compared to the first six months of 2008 was primarily the result of the net increase in the change in operating assets and liabilities as well as cash flows from net income as adjusted for changes in depreciation and amortization, gain on extinguishment of debt, gains on disposition of properties and for-sale residential condominiums, equity in earnings of unconsolidated affiliates, and distributions of earnings from unconsolidated affiliates.

The decrease of $105.4 million in cash used in investing activities in the first six months of 2009 compared to the first six months of 2008 was primarily the result of lower capital expenditures, higher proceeds from dispositions of buildings and for-sale residential condominiums, lower contributions to unconsolidated affiliates, changes in restricted cash and other investing activities, and higher distributions of capital from unconsolidated affiliates, offset by lower repayments in notes receivable.

The decrease of $128.1 million in cash used in or provided by financing activities in the first six months of 2009 compared to the first six months of 2008 was primarily the result of lower net borrowings from mortgages and notes payable and our revolving credit facility and higher distributions resulting from an increase in the number of shares of Common Stock outstanding from our sales of common stock in September 2008 and June 2009, offset by higher proceeds from the sale of common stock, lower distributions on preferred equity and lower repurchases of common equity.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2009	December 31, 2008
Mortgages and notes payable, at recorded book value	$1,428,650	$1,604,685
Financing obligations	$34,758	$34,174
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	70,848	63,572
Noncontrolling interest partnership units	4,059	4,067

Per share stock price at period end	$22.37	$27.36
Market value of Common Stock and Common Units	$1,675,670	$1,850,603
Total market capitalization with debt and obligations	$3,220,670	$3,571,054

Based on our total market capitalization of approximately $3.2 billion as of June 30, 2009 (at the June 30, 2009 per share stock price of $22.37 and assuming the redemption for shares of Common Stock of the approximate 4.1 million Common Units not owned by the Company), our mortgages and notes payable represented 44.4% of our total market capitalization.

Mortgages and notes payable as of June 30, 2009 was comprised of $567 million of secured indebtedness with a weighted average interest rate of 5.97% and $862 million of unsecured indebtedness with a weighted average interest rate of 5.07%. As of June 30, 2009, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $908.7 million.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and revolving construction credit facility (which had $355.5 million and $28.3 million of availability, respectively, as of July 31, 2009). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and recurring capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. Recurring tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects. We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $18.5 million as of June 30, 2009. Additionally, we may from time to time retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	available cash and cash equivalents;

•	positive net cash flows from operating activities after payment of distributions and recurring capital expenditures;

•	unsecured borrowings under our existing $450 million unsecured revolving credit facility or new financing arrangements that we may obtain;

•

secured borrowings under existing construction facilities or new financing arrangements that we may obtain (as of June 30, 2009, we had approximately $2.4 billion of unencumbered real estate assets at undepreciated cost);

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

Financing Activity

In January 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes using borrowings under our revolving credit facility.

In March 2009, we obtained a $20.0 million, three-year unsecured term loan with a bank lender. This loan bears interest at LIBOR plus 250 basis points, subject to a minimum total interest rate of 3.9%.

On June 1, 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for additional Common Units. The net impact of the offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% as of December 31, 2008 to 94.6% as of June 30, 2009. On June 1, 2009, we used a portion of the net proceeds of the offering to retire the remaining $107.2 million principal amount of a secured loan; we incurred no prepayment penalties. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

During the second quarter of 2009, we repurchased $3.2 million principal amount of 2017 bonds for a purchase price of 79% of par value.

Our existing revolving credit facility is scheduled to mature on May 1, 2010. We generally use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we could be required to sell additional assets or seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we would not be able to make new investments and could have difficulty repaying other debt.

The interest rate under our revolving credit facility is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies. As of June 30, 2009, $108.0 million of borrowings were outstanding under our revolving credit facility.

We have $3.5 million of outstanding letters of credit as of June 30, 2009, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of June 30, 2009 was $338.5 million and, as of July 31, 2009, was $355.5 million.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information, particularly in light of the current dislocations in the credit markets. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

We expect to obtain a new revolving credit facility prior to the maturity of our existing revolving credit facility on May 1, 2010. Because of the prevalence of wider credit spreads and tighter underwriting standards due to the recent turbulence and uncertainty in the global capital markets, we expect the size, terms and conditions of any such new facility to be less favorable to us than our existing facility. These forward-looking statements are subject to risks and uncertainties. See “—Disclosure Regarding Forward-Looking Statements.”

Our $70.0 million secured construction facility, which bears interest at LIBOR plus 85 basis points, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. As of June 30, 2009, $41.7 million of borrowings were outstanding under the construction facility.

Subsequent to June 30, 2009, we expect to obtain a $115.0 million, six and a half-year secured loan that bears interest at 6.875 % and a $47.3 million, seven-year secured loan that bears interest at 7.5%. While both loans are subject to lender commitments, no assurances can be given that these transactions will close on the terms described above or at all. Assuming close of these transactions on the terms described above, we intend to use a portion of the proceeds to pay down the balance on our revolving credit facility to zero and invest the remainder in cash and cash equivalents.

Covenant Compliance

The Operating Partnership currently has $396.8 million principal amount of 2017 bonds outstanding and $200 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

Our existing revolving credit facility and our bank term loans also require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value of no more than 60%. For purposes of our existing revolving credit facility, total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once each calendar year. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under our existing revolving credit facility. Upon an event of default, lenders having at least 66.7% of the total commitments under our existing revolving credit facility can accelerate all borrowings then outstanding and prohibit us from borrowing any further amounts under our existing revolving credit facility, which could adversely affect our ability to fund our operations.

We are currently in compliance with all such covenants and requirements. Although we expect to remain in compliance with these covenants and ratios through the end of 2009, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

Off Balance Sheet Arrangements

We have several off balance sheet joint venture and guarantee arrangements. The joint ventures were formed with unrelated investors to generate additional capital to fund property acquisitions, repay outstanding debt, fund other strategic initiatives and lessen the risks typically associated with owning 100% of a property. When we create a joint venture with a partner, we usually contribute cash or wholly owned assets to a newly formed entity in which we retain a noncontrolling interest. For financial reporting purposes, certain assets we sold have been accounted for as financing arrangements.

As discussed in Note 1 to our Consolidated Financial Statements, we generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies under the equity method of accounting. As a result, the assets and liabilities of these joint ventures are not included in our balance sheet and the results of operations of these joint ventures are not included in our income statement, other than as equity in earnings of unconsolidated affiliates. Generally, we are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt. In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions to non-recourse liability in non-recourse loans.

As of June 30, 2009, our unconsolidated joint ventures had $817.7 million of total assets and $640.2 million of total liabilities as reflected in their financial statements. As of June 30, 2009, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 37.0%. During the six months ended June 30, 2009, these unconsolidated joint ventures earned $7.4 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $3.2 million.

As of June 30, 2009, our unconsolidated joint ventures had $604.4 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 14 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

Interest Rate Hedging Activities

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is adjusted at one and three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $0.9 million as of June 30, 2009 and is included in AOCL. This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.2 million will be recognized as a decrease to interest expense within the next 12 months.

In January 2008, we entered into two floating-to-fixed interest rate swaps for a one-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our revolving credit facility or other floating rate debt. These swaps fix the underlying LIBOR rate upon which interest on such borrowings is based at 3.26% for $30.0 million of borrowings and 3.24% for $20.0 million of borrowings. These swaps were designated and accounted for as cash flow hedges and matured in January 2009.

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.8 million as of June 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next ten months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.2 million as of June 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next four months.

CRITICAL ACCOUNTING ESTIMATES

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2009, except as set forth in Note 1 to the Consolidated Financial Statements under “Basis of Presentation.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2008 Annual Report on Form 10-K.

FUNDS FROM OPERATIONS

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

FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) is calculated as follows:

•	Net income (loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Less net income attributable to noncontrolling interests;

•	Plus depreciation and amortization of assets uniquely significant to the real estate industry;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales, related to discontinued operations.

In calculating FFO, the Company adds back net income attributable to noncontrolling interests in the Operating Partnership, which the Company believes is consistent with standard industry practice for REITs that operate through an UPREIT structure. The Company believes that it is important to present FFO on an as-converted basis since all of the Common Units not owned by the Company are redeemable on a one-for-one basis for shares of its Common Stock.

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$37,074		$16,013		$50,274		$32,747
Net (income) attributable to noncontrolling interests in the Operating Partnership	(2,054)		(839)		(2,748)		(1,732)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(116)		(191)		(134)		(389)
Dividends on preferred stock	(1,677)		(2,838)		(3,354)		(5,676)
Net income available for common stockholders	33,227	$0.50	12,145	$0.21	44,038	$0.68	24,950	$0.43
Add/(Deduct):
Depreciation and amortization of real estate assets	32,440	0.46	30,305	0.49	65,026	0.94	60,095	0.98
(Gains) on disposition of depreciable properties	(70)	—	(18)	—	(89)	—	(18)	—
Noncontrolling interest in the Operating Partnership	2,054	—	839	—	2,748	—	1,732	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,223	0.05	3,395	0.05	6,473	0.09	6,330	0.10
(Gains) on disposition of depreciable properties	(781)	(0.01)	—	—	(781)	(0.01)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	155	—	624	0.01	550	0.01	1,386	0.02
(Gains) on disposition of depreciable properties	(20,943)	(0.30)	(5,027)	(0.08)	(21,016)	(0.30)	(8,753)	(0.14)
Funds from operations	$49,305	$0.70	$42,263	$0.68	$96,949	$1.41	$85,722	$1.39

Weighted average shares outstanding (1) (2)	70,234		61,822		68,978		61,625

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.
(2)	Weighted average shares outstanding as of June 30, 2008 have been revised from previously reported amounts to include our total number of restricted shares in accordance with FSP EITF 03-6-1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our market risk as of December 31, 2008, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO believe that our disclosure controls and procedures were effective at the end of the period covered by this Quarterly Report.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepting accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

There were no changes in our internal control over financial reporting during the first six months of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2009, the Company issued an aggregate of 8,291 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2009, we held our annual meeting of stockholders. The final vote of the matters presented for a vote at such meeting was as follows:

Matter		For	Against	Abstain/ Withheld
(1)	Election of Directors:
	Gene H. Anderson	56,498,374	920,561	—
	David J. Hartzell	56,730,197	688,738	—
	L. Glenn Orr, Jr.	56,502,280	916,654	—
(2)	Ratify appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009	57,297,245	83,412	38,276
(3)	Proposed 2009 Long-Term Equity Incentive Plan	45,730,672	6,202,862	54,374

As a result of the election of directors at the annual meeting, our board of directors now consists of the following persons:

Director	Term Expiring
Thomas W. Adler	2011
Gene H. Anderson	2010
Edward J. Fritsch	2010
David J. Hartzell	2010
Lawrence S. Kaplan	2010
Sherry A. Kellett	2010
L. Glenn Orr, Jr.	2010
O. Temple Sloan, Jr.	2011

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHWOODS PROPERTIES, INC.
By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer

HIGHWOODS REALTY LIMITED PARTNERSHIP
By: Highwoods Properties, Inc., its sole general partner
By:	/s/ TERRY L. STEVENS
Terry L. Stevens
Senior Vice President and Chief Financial Officer

Date: August 4, 2009