Form 10-Q
period 2009-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2009-10-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 71,080,090 shares of common stock outstanding as of October 26, 2009.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2009

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

HIGHWOODS PROPERTIES, INC.
Consolidated Balance Sheets
(Unaudited and in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$344,052	$346,889
Buildings and tenant improvements	2,815,800	2,811,810
Development in process	62,075	61,938
Land held for development	99,206	98,946
	3,321,133	3,319,583
Less-accumulated depreciation	(762,068)	(712,597)
Net real estate assets	2,559,065	2,606,986
For-sale residential condominiums	17,094	24,284
Real estate and other assets, net, held for sale	13,779	14,447
Cash and cash equivalents	42,069	13,757
Restricted cash	17,995	2,258
Accounts receivable, net of allowance of $2,776 and $1,281, respectively	19,847	23,687
Notes receivable, net of allowance of $578 and $459, respectively	3,246	3,602
Accrued straight-line rents receivable, net of allowance of $2,573 and $2,082, respectively	81,896	79,597
Investment in unconsolidated affiliates	66,207	67,723
Deferred financing and leasing costs, net of accumulated amortization of $51,929 and $52,434, respectively	70,259	72,783
Prepaid expenses and other assets	38,308	37,046
Total Assets	$2,929,765	$2,946,170

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,472,585	$1,604,685
Accounts payable, accrued expenses and other liabilities	129,477	135,609
Financing obligations	35,043	34,174
Total Liabilities	1,637,105	1,774,468
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	124,705	111,278
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
71,070,583 and 63,571,705 shares issued and outstanding, respectively	711	636
Additional paid-in capital	1,753,276	1,616,093
Distributions in excess of net income available for common stockholders	(669,183)	(639,281)
Accumulated other comprehensive loss	(3,979)	(4,792)
Total Stockholders' Equity	1,162,417	1,054,248
Noncontrolling interests in consolidated affiliates	5,538	6,176
Total Equity	1,167,955	1,060,424
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,929,765	$2,946,170

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Income
(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and other revenues	$114,229	$112,755	$340,508	$336,054
Operating expenses:
Rental property and other expenses	42,939	40,911	123,114	118,976
Depreciation and amortization	32,637	31,458	98,443	92,405
General and administrative	9,485	8,885	27,286	29,362
Total operating expenses	85,061	81,254	248,843	240,743
Interest expense:
Contractual	20,001	22,995	60,525	69,803
Amortization of deferred financing costs	627	714	1,978	2,038
Financing obligations	706	783	2,151	2,287
	21,334	24,492	64,654	74,128
Other income:
Interest and other income	3,324	1,017	6,615	3,406
Gains on debt extinguishments	657	—	1,287	—
	3,981	1,017	7,902	3,406
Income from continuing operations before disposition of property and
condominiums and equity in earnings of unconsolidated affiliates	11,815	8,026	34,913	24,589
Gains on disposition of property	34	1,745	247	1,852
Gains on for-sale residential condominiums	187	—	823	—
Equity in earnings of unconsolidated affiliates	682	1,214	3,844	4,723
Income from continuing operations	12,718	10,985	39,827	31,164
Discontinued operations:
Income from discontinued operations	232	1,602	2,381	5,417
Net gains/(losses) from discontinued operations	(377)	3,137	20,639	11,890
	(145)	4,739	23,020	17,307
Net income	12,573	15,724	62,847	48,471
Net (income) attributable to noncontrolling interests in the Operating Partnership	(591)	(812)	(3,339)	(2,544)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(24)	(201)	(158)	(590)
Dividends on preferred stock	(1,677)	(2,451)	(5,031)	(8,127)
Excess of preferred stock redemption/repurchase cost over carrying value	—	(108)	—	(108)
Net income available for common stockholders	$10,281	$12,152	$54,319	$37,102
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.15	$0.13	$0.49	$0.36
Income from discontinued operations available for common stockholders	—	0.08	0.32	0.28
Net income available for common stockholders	$0.15	$0.21	$0.81	$0.64
Weighted average common shares outstanding - basic	70,902	58,998	66,912	57,893
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.14	$0.13	$0.49	$0.36
Income from discontinued operations available for common stockholders	—	0.08	0.32	0.28
Net income available for common stockholders	$0.14	$0.21	$0.81	$0.64
Weighted average common shares outstanding - diluted	75,072	63,228	71,024	62,176
Dividends declared per common share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$10,418	$7,711	$32,642	$20,910
Income/(loss) from discontinued operations available for common stockholders	(137)	4,441	21,677	16,192
Net income available for common stockholders	$10,281	$12,152	$54,319	$37,102

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statement of Equity
Nine Months Ended September 30, 2009
(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non- Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	7,156,203	72	—	—	147,238	—	—	—	147,310
Conversion of Common Units to Common Stock	101,935	1	—	—	3,240	—	—	—	3,241
Dividends on Common Stock	—	—	—	—	—	—	—	(84,221)	(84,221)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(5,031)	(5,031)
Adjustment to noncontrolling interests in the Operating Partnership	—	—	—	—	(18,497)	—	—	—	(18,497)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(796)	—	(796)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Amortization of restricted stock and stock options	—	2	—	—	5,202	—	—	—	5,204
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,339)	(3,339)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	158	(158)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	62,847	62,847
Other comprehensive income	—	—	—	—	—	813	—	—	813
Total comprehensive income									63,660
Balance at September 30, 2009	71,070,583	$711	$29,092	$52,500	$1,753,276	$(3,979)	$5,538	$(669,183)	$1,167,955

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$62,847	$48,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,600	83,151
Amortization of lease commissions	11,599	11,441
Amortization of lease incentives	866	783
Amortization of restricted stock and stock options	5,204	5,285
Amortization of deferred financing costs	1,978	2,038
Amortization of accumulated other comprehensive loss	(229)	174
Gains on extinguishment of debt	(1,287)	—
Net gains on disposition of properties	(20,886)	(13,742)
Net gains on disposition of for-sale residential condominiums	(823)	—
Equity in earnings of unconsolidated affiliates	(3,844)	(4,723)
Change in financing obligations	869	124
Distributions of earnings from unconsolidated affiliates	3,076	4,561
Changes in operating assets and liabilities:
Accounts receivable	1,725	(747)
Prepaid expenses and other assets	(1,627)	(1,429)
Accrued straight-line rents receivable	(2,787)	(5,263)
Accounts payable, accrued expenses and other liabilities	10,548	(1,983)
Net cash provided by operating activities	154,829	128,141
Investing activities:
Additions to real estate assets and deferred leasing costs	(101,675)	(165,722)
Net proceeds from disposition of real estate assets	61,926	37,258
Net proceeds from disposition of for-sale residential condominiums	7,940	—
Distributions of capital from unconsolidated affiliates	3,257	2,343
Net repayments of notes receivable	356	1,566
Contributions to unconsolidated affiliates	(922)	(12,341)
Changes in restricted cash and other investing activities	(15,506)	8,295
Net cash used in investing activities	(44,624)	(128,601)
Financing activities:
Dividends on Common Stock	(84,221)	(73,263)
Redemptions/repurchase of Preferred Stock	—	(52,499)
Dividends on Preferred Stock	(5,031)	(8,127)
Distributions to noncontrolling interests in the Operating Partnership	(5,168)	(5,027)
Distributions to noncontrolling interests in consolidated affiliates	(796)	(3,247)
Net proceeds from the issuances of Common Stock	147,310	209,784
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Borrowings on revolving credit facility	128,000	350,650
Repayments of revolving credit facility	(291,000)	(445,950)
Borrowings on mortgages and notes payable	217,215	177,918
Repayments of mortgages and notes payable	(185,084)	(135,742)
Contributions from noncontrolling interests in consolidated affiliates	—	625
Additions to deferred financing costs	(3,118)	(842)
Net cash (used in)/provided by financing activities	(81,893)	10,987
Net increase in cash and cash equivalents	28,312	10,527
Cash and cash equivalents at beginning of the period	13,757	3,140
Cash and cash equivalents at end of the period	$42,069	$13,667

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2009	2008
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $396 and $1,219, respectively)	$64,734	$77,198

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2009	2008
Assets:
Prepaid expenses and other assets	$451	$(1,553)
	$451	$(1,553)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$(591)	$—
	$(591)	$—

Noncontrolling Interests in the Operating Partnership and Equity	$1,042	$(1,553)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.
Notes To Consolidated Financial Statements
September 30, 2009
(tabular dollar amounts in thousands, except per share data)
(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of September 30, 2009, the Company and/or the Operating Partnership wholly owned: 309 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; an additional four office and industrial properties under development; and 54 for-sale residential condominiums.

The Company is the sole general partner of the Operating Partnership. As of September 30, 2009, the Company owned all of the preferred partnership interests (“Preferred Units”) and 70.7 million, or 94.7%, of the common partnership interests (“Common Units”) in the Operating Partnership. Limited partners (including certain officers and directors of the Company) own the remaining 4.0 million Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2009, the Company redeemed 101,935 Common Units for a like number of shares of Common Stock.

Common Stock Offering

On June 1, 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for additional Common Units. The net impact of the offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% as of December 31, 2008 to 94.7% as of September 30, 2009. On June 1, 2009, we used a portion of the net proceeds of the offering to retire the remaining $107.2 million principal amount of a secured loan. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described in Notes 3 and 10, the Consolidated Balance Sheet at December 31, 2008 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties held for sale at September 30, 2009. The Consolidated Statements of Income for the three and nine months ended September 30, 2008 were also revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2008 and the first nine months of 2009 which qualified for discontinued operations presentation.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies - Continued

Beginning in the first quarter of 2009, we were required to present noncontrolling interests, defined as the portion of equity in a subsidiary not attributable directly or indirectly to the parent, as a separate component of equity in the Consolidated Balance Sheets subject to existing requirements for the classification and measurement of redeemable securities. Additionally, we were required to modify the presentation of net income by attributing earnings and other comprehensive income to controlling and noncontrolling interests. These accounting changes are required to be retroactively applied for all periods presented. Below are the steps we have taken as a result of retroactively applying these changes to previously reported amounts:

•
We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million as of December 31, 2008.

•
We no longer deduct net income attributable to noncontrolling interests in consolidated affiliates and the Operating Partnership when determining net income. As a result, net income for the three and nine months ended September 30, 2008 increased $1.0 million and $3.1 million from the previously reported amounts, respectively. The adoption of these requirements had no effect on our net income available for common stockholders or our earnings per common share.

•
We have adjusted noncontrolling interests in the Operating Partnership so that the carrying value equals the greater of historical cost or redemption value and continue to present it in the mezzanine section of our Consolidated Balance Sheets due to its redemption feature, as previously disclosed. As a result, noncontrolling interests in the Operating Partnership as of December 31, 2008 increased $45.6 million from the previously reported amount, with a corresponding decrease to additional paid in capital.

Beginning in the first quarter of 2009, we were required to include our total number of restricted common shares outstanding in the calculation of weighted average common shares outstanding, basic and diluted, for all periods presented. As a result, for the three months ended September 30, 2008, weighted average common shares outstanding, basic and diluted, are 501,468 and 290,963 shares higher than previously reported, respectively. For the nine months ended September 30, 2008, weighted average common shares outstanding, basic and diluted, are 506,102 and 311,366 shares higher than previously reported, respectively. Basic earnings per common share for the three months ended September 30, 2008 is unchanged from the amount previously reported and, for the nine months ended September 30, 2008, is $0.01 lower than previously reported. Diluted earnings per common share for the three and nine months ended September 30, 2008 is unchanged from amounts previously reported.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we have the controlling interest and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. All significant intercompany transactions and accounts have been eliminated.

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

Income Taxes

We have elected and expect to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes. To maintain qualification as a REIT, we are required to pay dividends to our stockholders equal to at least 90.0% of our annual REIT taxable income, excluding capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders. Under temporary IRS regulations, for 2009, distributions can be paid partially using a REIT’s freely tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash.

Noncontrolling Interests

Beginning in the first quarter of 2009, we have modified the measurement and presentation of noncontrolling interests for all periods presented, as described previously.

Noncontrolling interests in the Operating Partnership in the accompanying Consolidated Financial Statements relates to the ownership of Common Units in the Operating Partnership by various individuals and entities other than the Company. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period (as a percent of the total number of outstanding Common Units) to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership are reduced and the Company’s share in the Operating Partnership is increased by the fair value of each redeemed security. The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Beginning noncontrolling interests in the Operating Partnership	$90,796	$123,571	$111,278	$119,195
Mark-to-market adjustment to noncontrolling interests in the Operating Partnership	38,095	17,103	18,497	26,987
Redemptions/conversions of noncontrolling interest partnership units	(3,052)	(933)	(3,241)	(4,817)
Net income attributable to noncontrolling interests in the Operating Partnership	591	812	3,339	2,544
Distributions to noncontrolling interests in the Operating Partnership	(1,725)	(1,671)	(5,168)	(5,027)
Total noncontrolling interests in the Operating Partnership	$124,705	$138,882	$124,705	$138,882

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies - Continued

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income available for common stockholders	$10,281	$12,152	$54,319	$37,102
Increase in additional paid in capital from conversion of Common Units to Common Stock	3,052	933	3,241	1,524
Change from net income available for common stockholders and transfers from noncontrolling interests	$13,333	$13,085	$57,560	$38,626

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”) and estimated 18% economic interest in Plaza Residential, LLC (“Plaza Residential”). Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. We consolidate Plaza Residential since we own the majority interest in and control the joint venture.

Recently Issued Accounting Standards

Beginning in the first quarter of 2010, we will be required to perform an ongoing assessment to determine whether each entity in which we have an equity interest is a variable interest entity that should be consolidated if qualitative factors indicate we have the controlling interest. We are currently evaluating the impact this requirement may have on our financial position, results of operations and disclosures.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

2.      Investments in Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

The combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income Statements:
Revenues	$36,152	$40,949	$112,368	$120,677
Expenses:
Rental property and other expenses	17,805	20,492	54,510	58,955
Depreciation and amortization	9,092	9,079	26,817	25,707
Interest expense	8,743	9,258	26,584	26,950
Total expenses	35,640	38,829	107,911	111,612
Income before disposition of property	512	2,120	4,457	9,065
Gains/(losses) on disposition of property	(463)	—	2,963	—
Net income	$49	$2,120	$7,420	$9,065
Our share of:
Net income (1)	$682	$1,214	$3,844	$4,723
Depreciation and amortization of real estate assets	$3,352	$3,136	$9,825	$9,466
Interest expense	$3,491	$3,704	$10,611	$10,924
Gains/(losses) on disposition of depreciable properties	$(199)	$—	$582	$—
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related to management and leasing fees.

During the third quarter of 2009, we and an unrelated third party formed a joint venture in which we have a 10.0% ownership interest. In the third quarter of 2009, this joint venture purchased land for $3.4 million to be used for future development.

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

We have a 42.93% interest in a joint venture with Dreilander-Fonds 97/26 and 99/32. In the third quarter of 2009, this joint venture sold one property for gross proceeds of $7.1 million and recorded an impairment charge of $0.5 million. We recorded $0.2 million as our proportionate share of this impairment charge through equity in earnings of unconsolidated affiliates in the third quarter of 2009.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investment Activities

Impairments of Long-Lived Assets

We are required to measure long-lived assets classified as held for sale at the lower of the carrying value or fair value less cost to sell. In the third quarter of 2009, we classified four properties as held for sale and recorded an impairment loss of $0.4 million on two of those properties.

Dispositions

In the second quarter of 2009, we sold three non-core community retail centers aggregating 413,000 square feet in the Kansas City metropolitan area for gross proceeds of $62.1 million. A gain of $20.9 million was recorded in the second quarter of 2009.

Development

Development in process as of September 30, 2009 consisted primarily of two office properties aggregating 258,000 rentable square feet and 75 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the two office properties currently is expected to be $64.1 million when fully leased and completed, of which $62.6 million had been incurred as of September 30, 2009. The weighted average pre-leasing, based on projected development costs, of these development properties was approximately 62% as of September 30, 2009.

Additionally, we currently have one office property and one industrial property recently completed, but not yet stabilized, aggregating 353,000 square feet. We define “stabilized” as 95% occupied or one year from substantial completion, whichever comes first. The aggregate cost, including leasing commissions, of these properties currently is expected to be $40.0 million when fully leased, of which $34.5 million had been incurred as of September 30, 2009. The dollar weighted average pre-leasing of these properties was approximately 62% as of September 30, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet as of September 30, 2009.

For-Sale Residential Condominiums

We own a majority interest in Plaza Residential, LLC, a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include our completed, but unsold, condominium inventory as of September 30, 2009 and December 31, 2008. We initially record receipt of deposits as a component of Accounts Payable, Accrued Expenses, and Other Liabilities in our Consolidated Balance Sheets as required by the deposit method. For those units sold, we account for the resulting sales proceeds using the deposit method. For the three and nine months ended September 30, 2009, we sold seven and 20 condominiums for net sales proceeds of $2.7 million and $7.9 million, respectively, and recorded gains of $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2008, there were no corresponding sales or gains. Net sales proceeds include forfeitures of earnest money deposits of $0.1 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. We record forfeitures of earnest money deposits as income when entitled to claim the forfeited deposit upon legal default. Our estimate of our partner’s economic ownership, which is impacted by a contractually-based promoted return, decreased from 25% as of December 31, 2008 to 18% as of September 30, 2009.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Deferred Financing and Leasing Costs

As of September 30, 2009 and December 31, 2008, we had deferred financing costs of $12.5 million and $14.7 million, respectively, with related accumulated amortization of $4.5 million and $7.8 million, respectively. As of September 30, 2009 and December 31, 2008, we had deferred leasing costs of $109.7 million and $110.5 million, respectively, with related accumulated amortization of $47.4 million and $44.6 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for these intangibles for the three months ended September 30, 2009 and 2008 was $4.4 million and $4.5 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $13.6 million and $13.5 million, respectively.

The estimated aggregate amortization expense for each of the next five succeeding fiscal years is as follows:

October 1, 2009 through December 31, 2009	$4,291
2010	$14,436
2011	$11,419
2012	$10,946
2013	$7,565
2014	$5,099

5.      Mortgages and Notes Payable

Our consolidated mortgages and notes payable consisted of the following:

	September 30, 2009	December 31, 2008
Secured mortgage loans	$724,187	$655,186
Unsecured loans	748,398	949,499
Total	$1,472,585	$1,604,685

As of September 30, 2009, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three major credit rating agencies. Our revolving credit facility had $448.8 million of availability as of September 30, 2009 and October 26, 2009.

Our $70.0 million secured construction facility is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability as of September 30, 2009 and October 26, 2009.

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

In August 2009, we obtained a $115.0 million, six and a half-year secured loan that bears interest at 6.875% and a $47.3 million, seven-year secured loan that bears interest at 7.5%.

During the second quarter of 2009, we repurchased $3.2 million principal amount of 2017 bonds for a purchase price of 79% of par value.

During the third quarter of 2009, we repurchased $5.0 million principal amount of 2017 bonds for a purchase price of 86% of par value.

Our revolving credit facility, variable rate term loans and the indenture that governs the Operating Partnership’s outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Operating Partnership are each currently in compliance with all such requirements.

6.      Share-Based Payments

During the nine months ended September 30, 2009, we granted under our Amended and Restated 1994 Stock Option Plan 394,044 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $1.80. During the nine months ended September 30, 2009, we also granted 128,384 shares of time-based restricted stock and 99,910 shares of total return-based restricted stock with weighted-average grant date fair values per share of $19.33 and $10.13, respectively. We recorded stock-based compensation expense of $1.6 million and $1.3 million during the three months ended September 30, 2009 and 2008, respectively. We recorded stock-based compensation expense of $5.2 million and $5.3 million during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $9.3 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.5 years.

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

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $1.0 million as of September 30, 2009 and is included in Accumulated Other Comprehensive Loss (“AOCL”). This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.1 million will be recognized as a decrease to interest expense within the next 12 months.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

7.      Derivative Instruments - Continued

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

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.6 million as of September 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next seven months. See Note 9 for Fair Value Measurements disclosure.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $39,000 as of September 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next month. See Note 9 for Fair Value Measurements disclosure.

8.      Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$12,573	$15,724	$62,847	$48,471
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bonds	259	(1,751)	451	(2,126)
Unrealized derivative net gains on cash-flow hedges	177	49	591	573
Amortization of past cash flow hedges	(89)	47	(229)	174
Total other comprehensive income/(loss)	347	(1,655)	813	(1,379)
Total comprehensive income	$12,920	$14,069	$63,660	$47,092

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

Our Level 3 asset is our tax increment financing bond issued by a municipal authority in connection with our construction of a public parking facility that is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. This available for-sale security is carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value as of September 30, 2009 was $2.2 million below the outstanding principal due on the bond. We currently intend to hold this bond, which amortizes to maturity in 2020, and do not believe that we will be required to sell this bond before recovery. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond’s impairment. Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Fair Value Measurements - Continued

The following tables set forth the assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.

		Level 1	Level 2	Level 3
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets) (1)	$5,904	$5,904	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,919	—	—	17,919
Total Assets	$23,823	$5,904	$—	$17,919

Noncontrolling Interests in the Operating Partnership	$124,705	$124,705	$—	$—

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$673	$—	$673	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,612	6,612	—	—
SF-Harborview Plaza, LP financing obligation	17,445	—	—	17,445
Total Liabilities	$24,730	$6,612	$673	$17,445

		Level 1	Level 2	Level 3
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (in prepaid and other assets) (1)	$5,422	$5,422	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,468	—	—	17,468
Total Assets	$22,890	$5,422	$—	$17,468

Liabilities
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$—	$1,376	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,522	6,522	—	—
SF-Harborview Plaza, LP financing obligation	16,604	—	—	16,604
Total Liabilities	$24,502	$6,522	$1,376	$16,604
__________

(1)	The marketable securities are held through our officer deferred compensation plans.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Fair Value Measurements - Continued

The following table sets forth our Level 3 asset and liability.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,660	$17,468
Unrealized gain (in AOCL)	259	451
Ending balance	$17,919	$17,919

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance	$17,172	$16,604
Payments on financing obligation	(124)	(396)
Interest expense on financing obligation	397	1,237
Ending balance	$17,445	$17,445

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

	Carrying Amount	Fair Value
September 30, 2009
Cash and cash equivalents	$42,069	$42,069
Restricted cash	$17,995	$17,995
Accounts and notes receivable	$23,093	$23,093
Marketable securities (in prepaid expenses and other assets)	$5,904	$5,904
Tax increment financing bond (in prepaid expenses and other assets)	$17,919	$17,919
Mortgages and notes payable	$1,472,585	$1,444,085
Financing obligations	$35,043	$35,142
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$673	$673
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,612	$6,612
Noncontrolling interests in the Operating Partnership	$124,705	$124,705

December 31, 2008
Cash and cash equivalents	$13,757	$13,757
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bond (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522
Noncontrolling interests in the Operating Partnership	$111,278	$111,278

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Fair Value Measurements - Continued

The fair values of our mortgages and notes payable and financing obligations were estimated using discounted cash flow analyses based on estimated market rates on similar borrowing arrangements at September 30, 2009 and December 31, 2008, respectively. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to us at September 30, 2009. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

10.           Discontinued Operations

As part of our business strategy, we from time to time selectively dispose of non-core properties and use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 1.2 million square feet of office and retail properties and 13 rental residential units sold during 2008 and the nine months ended September 30, 2009. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and other revenues	$395	$3,524	$4,775	$12,039
Operating expenses:
Rental property and other expenses	112	1,273	1,639	4,457
Depreciation and amortization	52	652	756	2,187
Total operating expenses	164	1,925	2,395	6,644
Other income	1	3	1	22
Income before gains/(losses) from discontinued operations	232	1,602	2,381	5,417
Net gains/(losses) from discontinued operations	(377)	3,137	20,639	11,890
Total discontinued operations	$(145)	$4,739	$23,020	$17,307

The following table includes the major classes of assets and liabilities of the properties classified as held for sale:

	September 30, 2009	December 31, 2008
Land	$5,877	$5,983
Land held for development	1,197	1,197
Buildings and tenant improvements	7,656	8,033
Accumulated depreciation	(1,802)	(1,627)
Net real estate assets	12,928	13,586
Deferred leasing costs, net	401	434
Accrued straight line rents receivable	403	382
Prepaid expenses and other	47	45
Total assets	$13,779	$14,447
Tenant security deposits, deferred rents and accrued costs (1)	$12	$9
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.           Earnings Per Share

Beginning in the first quarter of 2009, we have modified our calculation of weighted average common shares, basic and diluted, to include our total number of restricted common shares outstanding, as described in Note 1.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings per common share - basic:
Numerator:
Income from continuing operations	$12,718	$10,985	$39,827	$31,164
Noncontrolling interests in the Operating Partnership from continuing operations	(599)	(514)	(1,996)	(1,429)
Noncontrolling interests in consolidated affiliates from continuing operations	(24)	(201)	(158)	(590)
Dividends on preferred stock	(1,677)	(2,451)	(5,031)	(8,127)
Excess of preferred stock redemption/repurchase cost over carrying value	—	(108)	—	(108)
Income from continuing operations available for common stockholders	10,418	7,711	32,642	20,910
Income/(loss) from discontinued operations	(145)	4,739	23,020	17,307
Noncontrolling interests in the Operating Partnership from discontinued operations	8	(298)	(1,343)	(1,115)
Income/(loss) from discontinued operations available for common stockholders	(137)	4,441	21,677	16,192
Net income available for common stockholders	$10,281	$12,152	$54,319	$37,102
Denominator:
Denominator for basic earnings per common share – weighted average shares	70,902	58,998	66,912	57,893
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.15	$0.13	$0.49	$0.36
Income from discontinued operations available for common stockholders	—	0.08	0.32	0.28
Net income available for common stockholders	$0.15	$0.21	$0.81	$0.64
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$12,718	$10,985	$39,827	$31,164
Noncontrolling interests in consolidated affiliates from continuing operations	(24)	(201)	(158)	(590)
Dividends on preferred stock	(1,677)	(2,451)	(5,031)	(8,127)
Excess of preferred stock redemption/repurchase cost over carrying value	—	(108)	—	(108)
Income from continuing operations available for common stockholders before noncontrolling interests in the Operating Partnership	11,017	8,225	34,638	22,339
Income/(loss) from discontinued operations	(145)	4,739	23,020	17,307
Net income available for common stockholders before noncontrolling interests in the Operating Partnership	$10,872	$12,964	$57,658	$39,646
Denominator:
Denominator for basic earnings per common share –weighted average shares	70,902	58,998	66,912	57,893
Add:
Employee and director stock options and warrants	121	302	52	336
Noncontrolling Common Units	4,049	3,928	4,060	3,947
Denominator for diluted earnings per common share – adjusted weighted average shares and assumed conversions (1)	75,072	63,228	71,024	62,176
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.14	$0.13	$0.49	$0.36
Income from discontinued operations available for common stockholders	—	0.08	0.32	0.28
Net income available for common stockholders	$0.14	$0.21	$0.81	$0.64
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.           Earnings Per Share - Continued

(1)
Options and warrants aggregating 935,494 and 327,747 shares were outstanding during the three months ended September 30, 2009 and 2008, respectively, and 1,191,900 and 174,709 shares were outstanding during the nine months ended September 30, 2009 and 2008, respectively but were not included in the treasury method calculation for diluted earnings per common share because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, as of September 30, 2009, no customer of the Wholly Owned Properties comprised more than 8.9% of our consolidated revenues.

The following table summarizes the rental income and other revenues and net operating income, defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$12,618	$11,854	$36,215	$35,143
Greenville, SC	3,428	3,522	10,669	10,281
Kansas City, MO	3,742	3,959	11,201	11,477
Memphis, TN	8,187	6,331	22,617	18,839
Nashville, TN	15,175	15,384	46,202	45,572
Orlando, FL	3,112	2,939	8,906	8,115
Piedmont Triad, NC	6,230	6,259	19,066	19,383
Raleigh, NC	18,204	17,284	54,512	52,030
Richmond, VA	12,174	11,925	35,117	36,341
Tampa, FL	17,477	16,844	50,618	49,695
Total Office Segment	100,347	96,301	295,123	286,876
Industrial:
Atlanta, GA	3,904	3,800	11,776	11,702
Piedmont Triad, NC	3,182	3,695	10,865	10,980
Total Industrial Segment	7,086	7,495	22,641	22,682
Retail:
Kansas City, MO	6,463	8,663	21,756	25,598
Raleigh, NC	30	—	90	—
Total Retail Segment	6,493	8,663	21,846	25,598
Residential:
Kansas City, MO	303	296	898	898
Total Residential Segment	303	296	898	898
Total Rental and Other Revenues	$114,229	$112,755	$340,508	$336,054

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.           Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$7,891	$6,764	$22,896	$21,737
Greenville, SC	2,011	2,184	6,640	6,424
Kansas City, MO	2,340	2,420	6,843	6,902
Memphis, TN	4,841	3,852	12,886	11,176
Nashville, TN	9,940	10,209	30,078	30,153
Orlando, FL	1,638	1,638	4,666	4,534
Piedmont Triad, NC	3,872	3,843	12,188	12,315
Raleigh, NC	11,942	11,638	36,734	34,748
Richmond, VA	7,835	7,818	23,893	24,373
Tampa, FL	10,184	9,985	29,587	29,776
Total Office Segment	62,494	60,351	186,411	182,138
Industrial:
Atlanta, GA	2,904	2,892	8,906	8,943
Piedmont Triad, NC	2,322	2,864	8,331	8,606
Total Industrial Segment	5,226	5,756	17,237	17,549
Retail:
Atlanta, GA (4)	(6)	(6)	(18)	(20)
Kansas City, MO	3,486	5,617	13,449	16,974
Raleigh, NC (4)	(1)	(21)	9	(69)
Total Retail Segment	3,479	5,590	13,440	16,885
Residential:
Kansas City, MO	163	163	517	528
Raleigh, NC (4)	(72)	(16)	(211)	(22)
Total Residential Segment	91	147	306	506
Total Net Operating Income	71,290	71,844	217,394	217,078
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,637)	(31,458)	(98,443)	(92,405)
General and administrative expense	(9,485)	(8,885)	(27,286)	(29,362)
Interest expense	(21,334)	(24,492)	(64,654)	(74,128)
Interest and other income	3,981	1,017	7,902	3,406
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$11,815	$8,026	$34,913	$24,589
__________

(1)	Net of discontinued operations.

(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.

(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

(4)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for retail and residential properties.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.           Subsequent Events

We have evaluated events subsequent to September 30, 2009 and through October 29, 2009 (the issuance date of this interim report on Form 10-Q) and no such events required disclosure for purposes of these financial statements.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited and in thousands, except unit and per unit amounts)

	September 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$344,052	$346,889
Buildings and tenant improvements	2,815,800	2,811,810
Development in process	62,075	61,938
Land held for development	99,206	98,946
	3,321,133	3,319,583
Less-accumulated depreciation	(762,068)	(712,597)
Net real estate assets	2,559,065	2,606,986
For-sale residential condominiums	17,094	24,284
Real estate and other assets, net, held for sale	13,779	14,447
Cash and cash equivalents	41,899	13,649
Restricted cash	17,995	2,258
Accounts receivable, net of allowance of $2,776 and $1,281, respectively	19,847	23,687
Notes receivable, net of allowance of $578 and $459, respectively	3,246	3,602
Accrued straight-line rents receivable, net of allowance of $2,573 and $2,082, respectively	81,896	79,597
Investment in unconsolidated affiliates	64,986	66,517
Deferred financing and leasing costs, net of accumulated amortization of $51,929 and $52,434, respectively	70,259	72,783
Prepaid expenses and other assets	38,287	37,046
Total Assets	$2,928,353	$2,944,856

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,472,585	$1,604,685
Accounts payable, accrued expenses and other liabilities	129,477	135,606
Financing obligations	35,043	34,174
Total Liabilities	1,637,105	1,774,465
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,965,228 and 4,067,163 outstanding, respectively	124,705	111,278
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	206,297	192,870
Equity:
Common Units:
General partner Common Units, 746,270 and 672,301 outstanding, respectively	10,832	9,759
Limited partner Common Units, 69,915,504 and 62,490,596 outstanding, respectively	1,072,560	966,378
Accumulated other comprehensive loss	(3,979)	(4,792)
Noncontrolling interests in consolidated affiliates	5,538	6,176
Total Equity	1,084,951	977,521
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,928,353	$2,944,856

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Income
(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and other revenues	$114,229	$112,755	$340,508	$336,054
Operating expenses:
Rental property and other expenses	42,939	40,911	122,863	118,826
Depreciation and amortization	32,637	31,458	98,443	92,405
General and administrative	9,485	8,885	27,537	29,509
Total operating expenses	85,061	81,254	248,843	240,740
Interest expense:
Contractual	20,001	22,995	60,525	69,803
Amortization of deferred financing costs	627	714	1,978	2,038
Financing obligations	706	783	2,151	2,287
	21,334	24,492	64,654	74,128
Other income:
Interest and other income	3,324	1,017	6,615	3,406
Gain on debt extinguishments	657	—	1,287	—
	3,981	1,017	7,902	3,406
Income from continuing operations before disposition of property and
condominiums and equity in earnings of unconsolidated affiliates	11,815	8,026	34,913	24,592
Gains on disposition of property	34	1,745	247	1,852
Gains on for-sale residential condominiums	187	—	823	—
Equity in earnings of unconsolidated affiliates	669	1,187	3,779	4,668
Income from continuing operations	12,705	10,958	39,762	31,112
Discontinued operations:
Income from discontinued operations	232	1,602	2,381	5,417
Net gains/(losses) from discontinued operations	(377)	3,137	20,639	11,890
	(145)	4,739	23,020	17,307
Net income	12,560	15,697	62,782	48,419
Net (income) attributable to noncontrolling interests in consolidated affiliates	(24)	(201)	(158)	(590)
Distributions on preferred units	(1,677)	(2,451)	(5,031)	(8,127)
Excess of preferred unit redemption cost over carrying value	—	(108)	—	(108)
Net income available for common unitholders	$10,859	$12,937	$57,593	$39,594
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.49	$0.36
Income from discontinued operations available for common unitholders	—	0.08	0.33	0.28
Net income available for common unitholders	$0.15	$0.21	$0.82	$0.64
Weighted average common units outstanding - basic	74,542	62,517	70,563	61,431
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.49	$0.36
Income from discontinued operations available for common unitholders	—	0.08	0.33	0.28
Net income available for common unitholders	$0.15	$0.21	$0.82	$0.64
Weighted average common units outstanding - diluted	74,663	62,819	70,615	61,767
Distributions declared per common unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$11,004	$8,198	$34,573	$22,287
Income/(loss) from discontinued operations available for common unitholders	(145)	4,739	23,020	17,307
Net income available for common unitholders	$10,859	$12,937	$57,593	$39,594

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statement of Equity
Nine Months Ended September 30, 2009
(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuance of Common Units, net	1,473	145,837	—	—	147,310
Distributions on Common Units	(889)	(87,978)	—	—	(88,867)
Distributions on Preferred Units	(50)	(4,981)	—	—	(5,031)
Amortization of restricted stock and stock options	52	5,152	—	—	5,204
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(796)	(796)
Adjustment of Redeemable Common Units to fair value	(139)	(13,846)	—	—	(13,985)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(156)	—	158	—
Comprehensive income:
Net income	628	62,154	—	—	62,782
Other comprehensive loss	—	—	813	—	813
Total comprehensive income					63,595
Balance at September 30, 2009	$10,832	$1,072,560	$(3,979)	$5,538	$1,084,951

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$62,782	$48,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	87,600	83,151
Amortization of lease commissions	11,599	11,441
Amortization of lease incentives	866	783
Amortization of restricted stock and stock options	5,204	5,285
Amortization of deferred financing costs	1,978	2,038
Amortization of accumulated other comprehensive loss	(229)	174
Gains on extinguishment of debt	(1,287)	—
Net gains on disposition of properties	(20,886)	(13,742)
Net gains on disposition of for-sale residential condominiums	(823)	—
Equity in earnings of unconsolidated affiliates	(3,779)	(4,668)
Change in financing obligations	869	124
Distributions of earnings from unconsolidated affiliates	3,033	4,549
Changes in operating assets and liabilities:
Accounts receivable	1,725	(747)
Prepaid expenses and other assets	(1,606)	(1,414)
Accrued straight-line rents receivable	(2,787)	(5,263)
Accounts payable, accrued expenses and other liabilities	10,551	(1,942)
Net cash provided by operating activities	154,810	128,188
Investing activities:
Additions to real estate assets and deferred leasing costs	(101,675)	(165,722)
Net proceeds from disposition of real estate assets	61,926	37,258
Net proceeds from disposition of for-sale residential condominiums	7,940	—
Distributions of capital from unconsolidated affiliates	3,257	2,343
Net repayments of notes receivable	356	1,566
Contributions to unconsolidated affiliates	(922)	(12,341)
Changes in restricted cash and other investing activities	(15,514)	8,295
Net cash used in investing activities	(44,632)	(128,601)
Financing activities:
Distributions on Common Units	(88,867)	(77,769)
Redemption/repurchase of Preferred Units	—	(52,499)
Distributions on Preferred Units	(5,031)	(8,127)
Distributions to noncontrolling interests in consolidated affiliates	(796)	(3,247)
Net proceeds from the issuances of Common Units	147,310	209,784
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Borrowings on revolving credit facility	128,000	350,650
Repayments of revolving credit facility	(291,000)	(445,950)
Borrowings on mortgages and notes payable	217,215	177,918
Repayments of mortgages and notes payable	(185,084)	(135,742)
Contributions from noncontrolling interests in consolidated affiliates	—	625
Additions to deferred financing costs and other financing activities	(3,675)	(1,570)
Net cash (used in)/provided by financing activities	(81,928)	10,780
Net increase in cash and cash equivalents	28,250	10,367
Cash and cash equivalents at beginning of the period	13,649	3,144
Cash and cash equivalents at end of the period	$41,899	$13,511

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Consolidated Statements of Cash Flows - Continued
(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2009	2008
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $396 and $1,219, respectively)	$64,734	$77,198

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2009	2008
Assets:
Prepaid expenses and other assets	$451	$(1,553)
	$451	$(1,553)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$(591)	$—
	$(591)	$—

Redeemable Operating Partnership Units and Equity	$1,042	$(1,553)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP
Notes To Consolidated Financial Statements
September 30, 2009
(tabular dollar amounts in thousands, except per unit data)
(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

Highwoods Properties, Inc., together with its consolidated subsidiaries (the "Company"), is a fully-integrated, self-administered and self-managed equity real estate investment trust ("REIT") that operates in the southeastern and midwestern United States. The Company conducts virtually all of its activities through Highwoods Realty Limited Partnership (the “Operating Partnership”). As of September 30, 2009, the Company and/or the Operating Partnership wholly owned: 309 in-service office, industrial and retail properties; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; an additional four office and industrial properties under development; and 54 for-sale residential condominiums.

The Company is the sole general partner of the Operating Partnership. As of September 30, 2009, the Company owned all of the preferred partnership interests (“Preferred Units”) and 70.7 million, or 94.7%, of the common partnership interests (“Common Units”) in the Operating Partnership. The Company has the right to put any and all of the Preferred Units to the Operating Partnership in exchange for their liquidation preference plus accrued and unpaid distributions in the event of a corresponding redemption by the Company of the underlying Preferred Stock. Limited partners (including certain officers and directors of the Company) own the remaining 4.0 million Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value (the “Common Stock”), based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2009, the Company redeemed 101,935 Common Units for a like number of shares of Common Stock.

Common Stock Offering

On June 1, 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. As required by the terms of the partnership agreement of the Operating Partnership, the net proceeds from the offering were contributed to the Operating Partnership in exchange for additional Common Units. The net impact of the offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% as of December 31, 2008 to 94.7% as of September 30, 2009. On June 1, 2009, we used a portion of the net proceeds of the offering to retire the remaining $107.2 million principal amount of a secured loan. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). As more fully described in Notes 3 and 10, the Consolidated Balance Sheet at December 31, 2008 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties held for sale at September 30, 2009. The Consolidated Statements of Income for the three and nine months ended September 30, 2008 were also revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2008 and the first nine months of 2009 which qualified for discontinued operations presentation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies - Continued

Beginning in the first quarter of 2009, we were required to present noncontrolling interests, defined as the portion of equity in a subsidiary not attributable directly or indirectly to the parent, as a separate component of equity in the Consolidated Balance Sheets subject to existing requirements for the classification and measurement of redeemable securities. Additionally, we were required to modify the presentation of net income by attributing earnings and other comprehensive income to controlling and noncontrolling interests. These accounting changes are required to be retroactively applied for all periods presented. Below are the steps we have taken as a result of retroactively applying these changes to previously reported amounts:

•
We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million as of December 31, 2008.

•
We no longer deduct net income attributable to noncontrolling interests in consolidated affiliates when determining net income. As a result, net income for the three and nine months ended September 30, 2008 increased $0.2 million and $0.6 million from the previously reported amounts, respectively. The adoption of these requirements had no effect on our net income available for common unitholders or our earnings per common unit.

Beginning in the first quarter of 2009, we were required to include our total number of restricted common shares outstanding in the calculation of weighted average common shares outstanding, basic and diluted, for all periods presented. As a result, for the three months ended September 30, 2008, weighted average common units outstanding, basic and diluted, are 501,468 and 290,963 units higher than previously reported, respectively. For the nine months ended September 30, 2008, weighted average common units outstanding, basic and diluted, are 506,102 and 311,366 units higher than previously reported, respectively. Basic earnings per common unit for the three months ended September 30, 2008 is unchanged from the amount previously reported and, for the nine months ended September 30, 2008, is $0.01 lower than previously reported. Diluted earnings per common unit for the three and nine months ended September 30, 2008 is unchanged from amounts previously reported.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we have the controlling interest and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. All significant intercompany transactions and accounts have been eliminated.

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

Noncontrolling Interests

Beginning in the first quarter of 2009, we have modified the measurement and presentation of noncontrolling interests for all periods presented, as described previously.

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC (“Markel”) and estimated 18% economic interest in Plaza Residential, LLC (“Plaza Residential”). Each of our joint venture partners is an unrelated third party. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. We consolidate Plaza Residential since we own the majority interest in and control the joint venture.

Recently Issued Accounting Standards

Beginning in the first quarter of 2010, we will be required to perform an ongoing assessment to determine whether each entity in which we have an equity interest is a variable interest entity that should be consolidated if qualitative factors indicate we have the controlling interest. We are currently evaluating the impact this requirement may have on our financial position, results of operations and disclosures.

2.      Investments in Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. We account for our unconsolidated joint ventures using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.      Investments in Unconsolidated Affiliates - Continued

Our combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income Statements:
Revenues	$35,150	$39,665	$108,614	$116,899
Expenses:
Rental property and other expenses	17,283	19,939	52,851	57,227
Depreciation and amortization	8,657	8,680	25,508	24,505
Interest expense	8,535	9,034	25,947	26,258
Total expenses	34,475	37,653	104,306	107,990
Income before disposition of property	675	2,012	4,308	8,909
Gains/(losses) on disposition of property	(463)	—	2,963	—
Net income	$212	$2,012	$7,271	$8,909
Our share of:
Net income (1)	$669	$1,187	$3,779	$4,668
Depreciation and amortization of real estate assets	$3,311	$3,097	$8,906	$9,342
Interest expense	$3,465	$3,676	$10,531	$10,837
Gains/(losses) on disposition of depreciable properties	$(199)	$—	$582	$—
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related to management and leasing fees.

During the third quarter of 2009, we and an unrelated third party formed a joint venture in which we have a 10.0% ownership interest. In the third quarter of 2009, this joint venture purchased land for $3.4 million to be used for future development.

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

We have a 42.93% interest in a joint venture with Dreilander-Fonds 97/26 and 99/32. In the third quarter of 2009, this joint venture sold one property for gross proceeds of $7.1 million and recorded an impairment charge of $0.5 million. We recorded $0.2 million as our proportionate share of this impairment charge through equity in earnings of unconsolidated affiliates in the third quarter of 2009.

3.      Investment Activities

Impairments of Long-Lived Assets

We are required to measure long-lived assets classified as held for sale at the lower of the carrying value or fair value less cost to sell. In the third quarter of 2009, we classified four properties as held for sale and recorded an impairment loss of $0.4 million on two of those properties.

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

Development

Development in process as of September 30, 2009 consisted primarily of two office properties aggregating 258,000 rentable square feet and 75 acres of vacant land undergoing infrastructure improvements. The aggregate cost, including leasing commissions, of the two office properties currently is expected to be $64.1 million when fully leased and completed, of which $62.6 million had been incurred as of September 30, 2009. The weighted average pre-leasing, based on projected development costs, of these development properties was approximately 62% as of September 30, 2009.

Additionally, we currently have one office property and one industrial property recently completed, but not yet stabilized, aggregating 353,000 square feet. We define “stabilized” as 95% occupied or one year from substantial completion, whichever comes first. The aggregate cost, including leasing commissions, of these properties currently is expected to be $40.0 million when fully leased, of which $34.5 million had been incurred as of September 30, 2009. The dollar weighted average pre-leasing of these properties was approximately 62% as of September 30, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet as of September 30, 2009.

For-Sale Residential Condominiums

We own a majority interest in Plaza Residential, LLC, a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include our completed, but unsold, condominium inventory as of September 30, 2009 and December 31, 2008. We initially record receipt of deposits as a component of Accounts Payable, Accrued Expenses, and Other Liabilities in our Consolidated Balance Sheets as required by the deposit method. For those units sold, we account for the resulting sales proceeds using the deposit method. For the three and nine months ended September 30, 2009, we sold seven and 20 condominiums for net sales proceeds of $2.7 million and $7.9 million, respectively, and recorded gains of $0.2 million and $0.8 million, respectively. For the three and nine months ended September 30, 2008, there were no corresponding sales or gains. Net sales proceeds include forfeitures of earnest money deposits of $0.1 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. We record forfeitures of earnest money deposits as income when entitled to claim the forfeited deposit upon legal default. Our estimate of our partner’s economic ownership, which is impacted by a contractually-based promoted return, decreased from 25% as of December 31, 2008 to 18% as of September 30, 2009.

4.      Deferred Financing and Leasing Costs

As of September 30, 2009 and December 31, 2008, we had deferred financing costs of $12.5 million and $14.7 million, respectively, with related accumulated amortization of $4.5 million and $7.8 million, respectively. As of September 30, 2009 and December 31, 2008, we had deferred leasing costs of $109.7 million and $110.5 million, respectively, with related accumulated amortization of $47.4 million and $44.6 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for these intangibles for the three months ended September 30, 2009 and 2008 was $4.4 million and $4.5 million, respectively, and for the nine months ended September 30, 2009 and 2008 was $13.6 million and $13.5 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Deferred Financing and Leasing Costs - Continued

The estimated aggregate amortization expense for each of the next five succeeding fiscal years is as follows:

October 1, 2009 through December 31, 2009	$4,291
2010	$14,436
2011	$11,419
2012	$10,946
2013	$7,565
2014	$5,099

5.      Mortgages and Notes Payable

Our consolidated mortgages and notes payable consisted of the following:

	September 30, 2009	December 31, 2008
Secured mortgage loans	$724,187	$655,186
Unsecured loans	748,398	949,499
Total	$1,472,585	$1,604,685

As of September 30, 2009, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $450.0 million unsecured revolving credit facility is scheduled to mature on May 1, 2010. The interest rate is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three major credit rating agencies. Our revolving credit facility had $448.8 million of availability as of September 30, 2009 and October 26, 2009.

Our $70.0 million secured construction facility is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability as of September 30, 2009 and October 26, 2009.

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

In August 2009, we obtained a $115.0 million, six and a half-year secured loan that bears interest at 6.875% and a $47.3 million, seven-year secured loan that bears interest at 7.5%.

During the second quarter of 2009, we repurchased $3.2 million principal amount of 2017 bonds for a purchase price of 79% of par value.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Mortgages and Notes Payable - Continued

During the third quarter of 2009, we repurchased $5.0 million principal amount of 2017 bonds for a purchase price of 86% of par value.

Our revolving credit facility, variable rate term loans and the indenture that governs our outstanding notes require us to comply with customary operating covenants and various financial and operating ratios. We and the Company are each currently in compliance with all such requirements.

6.      Share-Based Payments

During the nine months ended September 30, 2009, the Company granted under its Amended and Restated 1994 Stock Option Plan 394,044 stock options at an exercise price equal to the closing market price of a share of its common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $1.80. During the nine months ended September 30, 2009, the Company also granted 128,384 shares of time-based restricted stock and 99,910 shares of total return-based restricted stock with weighted-average grant date fair values per share of $19.33 and $10.13, respectively. The Company recorded stock-based compensation expense of $1.6 million and $1.3 million during the three months ended September 30, 2009 and 2008. The Company recorded stock-based compensation expense of $5.2 million and $5.3 million during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was $9.3 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.5 years.

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

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $1.0 million as of September 30, 2009 and is included in Accumulated Other Comprehensive Loss (“AOCL”). This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.1 million will be recognized as a decrease to interest expense within the next 12 months.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Derivative Instruments - Continued

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.6 million as of September 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next seven months. See Note 9 for Fair Value Measurements disclosure.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $39,000 as of September 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next month. See Note 9 for Fair Value Measurements disclosure.

8.      Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) represents net income plus the changes in certain amounts deferred in accumulated other comprehensive income/(loss) related to hedging and other activities not reflected in the Consolidated Statements of Income. The components of other comprehensive income/(loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$12,560	$15,697	$62,782	$48,419
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bonds	259	(1,751)	451	(2,126)
Unrealized derivative net gains on cash-flow hedges	177	49	591	573
Amortization of past cash flow hedges	(89)	47	(229)	174
Total other comprehensive income/(loss)	347	(1,655)	813	(1,379)
Total comprehensive income	$12,907	$14,042	$63,595	$47,040

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

Our Level 3 asset is our tax increment financing bond issued by a municipal authority in connection with our construction of a public parking facility that is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds. This available for-sale security is carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value as of September 30, 2009 was $2.2 million below the outstanding principal due on the bond. We currently intend to hold this bond, which amortizes to maturity in 2020, and do not believe that we will be required to sell this bond before recovery. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond’s impairment. Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined using an estimate of discounted cash flows dependent on future leasing assumptions for the property.

The following tables set forth the assets and liabilities that we measured at fair value on a recurring basis by level within the fair value hierarchy.

		Level 1	Level 2	Level 3
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets) (1)	$5,904	$5,904	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,919	—	—	17,919
Total Assets	$23,823	$5,904	$—	$17,919

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$673	$—	$673	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,612	6,612	—	—
SF-Harborview Plaza, LP financing obligation	17,445	—	—	17,445
Total Liabilities	$24,730	$6,612	$673	$17,445

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.      Fair Value Measurements - Continued

		Level 1	Level 2	Level 3
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets
Marketable securities (in prepaid and other assets) (1)	$5,422	$5,422	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,468	—	—	17,468
Total Assets	$22,890	$5,422	$—	$17,468

Liabilities
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$—	$1,376	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,522	6,522	—	—
SF-Harborview Plaza, LP financing obligation	16,604	—	—	16,604
Total Liabilities	$24,502	$6,522	$1,376	$16,604
__________

(1)	The marketable securities are held through our officer deferred compensation plans.

The following table sets forth our Level 3 asset and liability.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,660	$17,468
Unrealized gain (in AOCL)	259	451
Ending balance	$17,919	$17,919

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance	$17,172	$16,604
Payments on financing obligation	(124)	(396)
Interest expense on financing obligation	397	1,237
Ending balance	$17,445	$17,445

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

	Carrying Amount	Fair Value
September 30, 2009
Cash and cash equivalents	$41,899	$41,899
Restricted cash	$17,995	$17,995
Accounts and notes receivable	$23,093	$23,093
Marketable securities (in prepaid expenses and other assets)	$5,904	$5,904
Tax increment financing bond (in prepaid expenses and other assets)	$17,919	$17,919
Mortgages and notes payable	$1,472,585	$1,444,085
Financing obligations	$35,043	$35,142
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$673	$673
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,612	$6,612

December 31, 2008
Cash and cash equivalents	$13,649	$13,649
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bond (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522

The fair values of our mortgages and notes payable and financing obligations were estimated using discounted cash flow analyses based on estimated market rates on similar borrowing arrangements at September 30, 2009 and December 31, 2008, respectively. The carrying amounts of our cash and cash equivalents, accounts and notes receivable equal or approximate fair value.

Disclosures about the fair value of financial instruments are based on relevant information available to us at September 30, 2009. Although management is not aware of any factors that would have a material effect on the fair value amounts reported herein, such amounts have not been revalued since that date and current estimates of fair value may significantly differ from the amounts presented herein.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.           Discontinued Operations

As part of our business strategy, we from time to time selectively dispose of non-core properties and use the net proceeds for investments, for repayment of debt and/or retirement of Preferred Stock, or other purposes. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 1.2 million square feet of office and retail properties and 13 rental residential units sold during 2008 and the nine months ended September 30, 2009. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and other revenues	$395	$3,524	$4,775	$12,039
Operating expenses:
Rental property and other expenses	112	1,273	1,639	4,457
Depreciation and amortization	52	652	756	2,187
Total operating expenses	164	1,925	2,395	6,644
Other income	1	3	1	22
Income before gains/(losses) from discontinued operations	232	1,602	2,381	5,417
Net gains/(losses) from discontinued operations	(377)	3,137	20,639	11,890
Total discontinued operations	$(145)	$4,739	$23,020	$17,307

The following table includes the major classes of assets and liabilities of the properties classified as held for sale:

	September 30, 2009	December 31, 2008
Land	$5,877	$5,983
Land held for development	1,197	1,197
Buildings and tenant improvements	7,656	8,033
Accumulated depreciation	(1,802)	(1,627)
Net real estate assets	12,928	13,586
Deferred leasing costs, net	401	434
Accrued straight line rents receivable	403	382
Prepaid expenses and other	47	45
Total assets	$13,779	$14,447
Tenant security deposits, deferred rents and accrued costs (1)	$12	$9
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.           Earnings Per Unit

Beginning in the first quarter of 2009, we have modified our calculation of weighted average common units, basic and diluted, to include our total number of restricted common shares outstanding, as described in Note 1.

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings per common unit - basic:
Numerator:
Income from continuing operations	$12,705	$10,958	$39,762	$31,112
Noncontrolling interests in consolidated affiliates from continuing operations	(24)	(201)	(158)	(590)
Distributions on preferred units	(1,677)	(2,451)	(5,031)	(8,127)
Excess of preferred unit redemption cost over carrying value	—	(108)	—	(108)
Income from continuing operations available for common unitholders	11,004	8,198	34,573	22,287
Income/(loss) from discontinued operations	(145)	4,739	23,020	17,307
Net income available for common unitholders	$10,859	$12,937	$57,593	$39,594
Denominator:
Denominator for basic earnings per common unit – weighted average units	74,542	62,517	70,563	61,431
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.49	$0.36
Income from discontinued operations available for common unitholders	—	0.08	0.33	0.28
Net income available for common unitholders	$0.15	$0.21	$0.82	$0.64
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$12,705	$10,958	$39,762	$31,112
Noncontrolling interests in consolidated affiliates from continuing operations	(24)	(201)	(158)	(590)
Distributions on preferred units	(1,677)	(2,451)	(5,031)	(8,127)
Excess of preferred unit redemption cost over carrying value	—	(108)	—	(108)
Income from continuing operations available for common unitholders	11,004	8,198	34,573	22,287
Income/(loss) from discontinued operations	(145)	4,739	23,020	17,307
Net income available for common unitholders	$10,859	$12,937	$57,593	$39,594
Denominator:
Denominator for basic earnings per common units –weighted average units	74,542	62,517	70,563	61,431
Add:
Employee and director stock options and warrants	121	302	52	336
Denominator for diluted earnings per common units – adjusted weighted average units and assumed conversions (1)	74,663	62,819	70,615	61,767
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.15	$0.13	$0.49	$0.36
Income from discontinued operations available for common unitholders	—	0.08	0.33	0.28
Net income available for common unitholders	$0.15	$0.21	$0.82	$0.64
__________

(1)
Options and warrants aggregating 935,494 and 327,747 units were outstanding during the three months ended September 30, 2009 and 2008, respectively, and 1,191,900 and 174,709 units were outstanding during the nine months ended September 30, 2009 and 2008, respectively but were not included in the treasury method calculation for diluted earnings per common units because the exercise prices of the options and warrants were higher than the average market price of Common Stock during these periods.

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

The accounting policies of the segments are the same as those described in Note 1 included herein. All operations are within the United States and, as of September 30, 2009, no customer of the Wholly Owned Properties comprised more than 8.9% of our consolidated revenues.

The following table summarizes the rental income and other revenues and net operating income, defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental and Other Revenues: (1) (2) (3)
Office:
Atlanta, GA	$12,618	$11,854	$36,215	$35,143
Greenville, SC	3,428	3,522	10,669	10,281
Kansas City, MO	3,742	3,959	11,200	11,477
Memphis, TN	8,187	6,331	22,617	18,839
Nashville, TN	15,175	15,384	46,202	45,572
Orlando, FL	3,112	2,939	8,906	8,115
Piedmont Triad, NC	6,230	6,259	19,066	19,383
Raleigh, NC	18,204	17,284	54,513	52,030
Richmond, VA	12,174	11,925	35,117	36,341
Tampa, FL	17,477	16,844	50,618	49,695
Total Office Segment	100,347	96,301	295,123	286,876
Industrial:
Atlanta, GA	3,904	3,800	11,776	11,702
Piedmont Triad, NC	3,182	3,695	10,865	10,980
Total Industrial Segment	7,086	7,495	22,641	22,682
Retail:
Kansas City, MO	6,463	8,663	21,756	25,598
Raleigh, NC	30	—	90	—
Total Retail Segment	6,493	8,663	21,846	25,598
Residential:
Kansas City, MO	303	296	898	898
Total Residential Segment	303	296	898	898
Total Rental and Other Revenues	$114,229	$112,755	$340,508	$336,054

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.           Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Operating Income: (1) (2) (3)
Office:
Atlanta, GA	$7,891	$6,764	$22,923	$21,752
Greenville, SC	2,011	2,184	6,648	6,429
Kansas City, MO	2,340	2,420	6,851	6,907
Memphis, TN	4,841	3,852	12,901	11,183
Nashville, TN	9,940	10,209	30,113	30,173
Orlando, FL	1,638	1,638	4,671	4,538
Piedmont Triad, NC	3,872	3,843	12,202	12,324
Raleigh, NC	11,942	11,638	36,776	34,773
Richmond, VA	7,835	7,818	23,920	24,389
Tampa, FL	10,184	9,985	29,620	29,796
Total Office Segment	62,494	60,351	186,625	182,264
Industrial:
Atlanta, GA	2,904	2,892	8,916	8,949
Piedmont Triad, NC	2,322	2,864	8,341	8,612
Total Industrial Segment	5,226	5,756	17,257	17,561
Retail:
Atlanta, GA (4)	(6)	(6)	(18)	(20)
Kansas City, MO	3,486	5,617	13,465	16,986
Raleigh, NC (4)	(1)	(21)	9	(69)
Total Retail Segment	3,479	5,590	13,456	16,897
Residential:
Kansas City, MO	163	163	518	528
Raleigh, NC (4)	(72)	(16)	(211)	(22)
Total Residential Segment	91	147	307	506
Total Net Operating Income	71,290	71,844	217,645	217,228
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,637)	(31,458)	(98,443)	(92,405)
General and administrative expense	(9,485)	(8,885)	(27,537)	(29,509)
Interest expense	(21,334)	(24,492)	(64,654)	(74,128)
Interest and other income	3,981	1,017	7,902	3,406
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$11,815	$8,026	$34,913	$24,592
__________

(1)	Net of discontinued operations.

(2)	The Piedmont Triad market encompasses the Greensboro and Winston-Salem metropolitan area.

(3)	The Raleigh market encompasses the Raleigh, Durham, Cary and Research Triangle metropolitan area.

(4)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for retail and residential properties.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.           Subsequent Events

We have evaluated events subsequent to September 30, 2009 and through October 29, 2009 (the issuance date of this interim report on Form 10-Q) and no such events required disclosure for purposes of these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. As of September 30, 2009, we owned or had an interest in 380 in-service office, industrial and retail properties, encompassing approximately 35.4 million square feet, which includes five office and industrial development properties that had not yet reached 95% stabilized occupancy aggregating 782,460 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements), 54 for-sale residential condominiums and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Business – Risk Factors” set forth herein and in our 2008 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Results of Operations

Results for the three and nine months ended September 30, 2008 were reclassified from previously reported amounts to reflect in discontinued operations the operations for those properties sold and held for sale during 2008 and the first nine months of 2009 which qualified for discontinued operations presentation and the retroactive accounting modifications discussed in Note 1 to our Consolidated Financial Statements.

Three Months Ended September 30, 2009 and 2008

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

Rental and other revenues from continuing operations were 1.3% higher in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to higher revenues from the contribution of development properties placed in service in 2008 and the nine months ended September 30, 2009, the acquisition of the PennMarc building in Memphis, TN and higher average rental rates, offset by lower revenues due to lower occupancy in our same property portfolio.

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

Rental property and other expenses were 5.0% higher in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to higher expenses from the contribution of development properties placed in service in 2008 and the nine months ended September 30, 2009, the acquisition of the PennMarc building in Memphis, TN and by higher expenses in our same property portfolio.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, decreased to 62.4% in the third quarter of 2009 as compared to 63.7% in the third quarter of 2008, mostly the result of lower revenues due to lower occupancy in our same property portfolio.

Depreciation and amortization was 3.7% higher in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to higher depreciation and amortization from the contribution of development properties placed in service in 2008 and the nine months ended September 30, 2009 and the acquisition of the PennMarc building in Memphis, TN.

General and administrative expenses were 6.8% higher in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to higher deferred compensation expense caused by an increase in the value of marketable securities held under our  deferred compensation plans and lower capitalization of costs, partly offset by lower expenses from unsuccessful projects and headcount reductions.

Other Income

Other income was $3.0 million higher in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to higher income from an increase in the value of marketable securities held under our deferred compensation plans, favorable cash settlement of a real estate-related legal claim and gain on the extinguishment of $5.0 million principal amount of certain outstanding bonds.

Interest Expense

Interest expense depends upon the amount of our borrowings, the weighted average interest rates on our debt and the amount of interest capitalized on development projects.

Contractual interest expense is shown net of amounts capitalized to development projects. Contractual interest expense was 13.0% lower in the third quarter of 2009 as compared to the third quarter of 2008 primarily due to lower expense from lower average borrowings resulting from de-leveraging efforts using the proceeds of our sales of common stock in September 2008 and June 2009, partly offset by lower capitalized interest resulting from decreased development in process.

Discontinued Operations

The Company classified income of $4.7 million as discontinued operations in the third quarter of 2008. This amount relates to 1.2 million square feet of office and retail properties and 13 rental residential units sold or held for sale during 2008 and the nine months ended September 30, 2009.

Dividends on Preferred Equity

Dividends on preferred equity were 31.6% lower in the third quarter of 2009 as compared to the third quarter of 2008 due to the retirement of $53.8 million of preferred equity in September 2008.

Nine Months Ended September 30, 2009 and 2008

Rental and Other Revenues

Rental and other revenues from continuing operations were 1.3% higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to higher revenues from the contribution of development properties placed in service in 2008 and the nine months ended September 30, 2009, the acquisition of the PennMarc building in Memphis, TN and higher average rental rates, partly offset by lower revenues due to lower occupancy in our same property portfolio.

Operating Expenses

Rental property and other expenses were 3.5% higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to higher expenses from the contribution of development properties placed in service in 2008 and the nine months ended September 30, 2009, the acquisition of the PennMarc building in Memphis, TN, and by higher expenses in our same property portfolio.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, declined to 63.8% in the nine months ended September 30, 2009 as compared to 64.6% in the nine months ended September 30, 2008 mostly the result of lower revenues from lower occupancy in our same property portfolio and higher expenses largely in same property utilities and real estate taxes.

Depreciation and amortization was 6.5% higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to higher depreciation and amortization from the contribution of development properties placed in service in 2008 and the nine months ended September 30, 2009, the acquisition of the PennMarc building in Memphis, TN.

General and administrative expenses were 7.1% lower in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to lower expenses from unsuccessful projects and headcount reductions, partly offset by higher deferred compensation expense caused by an increase in the value of marketable securities held under our deferred compensation plans and lower capitalization of costs.

Other Income

Other income was $4.5 million higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to higher income from an increase in the value of marketable securities held under our deferred compensation plans, favorable cash settlement of a real estate-related legal claim and gain on the extinguishment of $8.2 million principal amount of certain outstanding bonds.

Interest Expense

Contractual interest expense is shown net of amounts capitalized to development projects. Contractual interest expense was 13.3% lower in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to lower expense from lower average borrowings resulting from de-leveraging efforts using the proceeds of our sales of common stock in September 2008 and June 2009, partly offset by lower capitalized interest resulting from decreased development in process.

Discontinued Operations

The Company classified income of $23.0 million and $17.3 million as discontinued operations in the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively. These amounts relate to 1.2 million square feet of office and industrial properties and 13 rental residential units sold or held for sale during 2008 and the nine months ended September 30, 2009, and include net gains on the sale of these properties of $20.6 million and $11.9 million in the nine months ended September 30, 2009 and the nine months ended September 30, 2008, respectively.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership

The Company's net income attributable to noncontrolling interests in the Operating Partnership was $0.8 million higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to gains on the sale of properties in the third quarter of 2009 that were classified as discontinued operations.

Dividends on Preferred Equity

Dividends on preferred equity were 38.1% lower in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the retirement of $53.8 million of preferred equity in September 2008.

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

Statements of Cash Flows

As required by GAAP, we report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2009	2008	Change
Cash Provided By Operating Activities	$154,829	$128,141	$26,688
Cash (Used In) Investing Activities	(44,624)	(128,601)	83,977
Cash (Used In)/Provided by Financing Activities	(81,893)	10,987	(92,880)
Total Cash Flows	$28,312	$10,527	$17,785

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

The increase of $26.7 million in cash provided by operating activities of the Company in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of the net increase in the change in operating assets and liabilities as well as cash flows from net income as adjusted for changes in depreciation and amortization, gain on extinguishment of debt, gains on disposition of properties and distributions of earnings from unconsolidated affiliates.

The decrease of $84.0 million in cash used in investing activities in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of lower capital expenditures, higher proceeds from dispositions of real estate assets and for-sale residential condominiums, reductions in restricted cash and other investing activities and higher distributions of capital from unconsolidated affiliates.

The decrease of $92.9 million in cash used in or provided by financing activities in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of lower net borrowings from mortgages and notes payable and our revolving credit facility, higher distributions resulting from an increase in the number of shares of Common Stock outstanding and lower net proceeds from the sale of common stock, offset by lower redemptions/repurchases of common and preferred equity and lower distributions on preferred equity.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2009	December 31, 2008
Mortgages and notes payable, at recorded book value	$1,472,585	$1,604,685
Financing obligations	$35,043	$34,174
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	71,071	63,572
Noncontrolling interest partnership units	3,965	4,067

Per share stock price at period end	$31.45	$27.36
Market value of Common Stock and Common Units	$2,359,882	$1,850,603
Total market capitalization with debt and obligations	$3,949,102	$3,571,054

Based on our total market capitalization of approximately $4.0 billion as of September 30, 2009 (at the September 30, 2009 per share stock price of $31.45 and assuming the redemption for shares of Common Stock of the approximate 4.0 million Common Units not owned by the Company), our mortgages and notes payable represented 37.3% of our total market capitalization.

Mortgages and notes payable as of September 30, 2009 was comprised of $724.2 million of secured indebtedness with a weighted average interest rate of 6.20% and $748.4 million of unsecured indebtedness with a weighted average interest rate of 5.63%. As of September 30, 2009, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and revolving construction credit facility (which had $448.8 million and $28.3 million of availability, respectively, as of October 26, 2009). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and recurring capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are recurring capital costs not related to a specific customer to maintain existing buildings. Recurring tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects. We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding recurring capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $10 million as of September 30, 2009. Additionally, we may from time to time retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	available cash and cash equivalents;

•	positive net cash flows from operating activities after payment of distributions and recurring capital expenditures;

•	unsecured borrowings under our existing $450 million unsecured revolving credit facility or new financing arrangements that we may obtain;

•
secured borrowings under existing construction facilities or new financing arrangements that we may obtain (as of September 30, 2009, we had approximately $2.1 billion of unencumbered real estate assets at undepreciated cost);

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

In August 2009, we obtained a $115.0 million, six and a half-year secured loan that bears interest at 6.875% and a $47.3 million, seven-year secured loan that bears interest at 7.5%.

During the second quarter of 2009, we repurchased $3.2 million principal amount of 2017 bonds for a purchase price of 79% of par value.

During the third quarter of 2009, we repurchased $5.0 million principal amount of 2017 bonds for a purchase price of 86% of par value.

Our existing revolving credit facility, which has no outstanding borrowings as of September 30, 2009 or October 26, 2009, is scheduled to mature on May 1, 2010. We generally use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we could be required to sell additional assets or seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we would not be able to make new investments and could have difficulty repaying other debt.

The interest rate under our revolving credit facility is LIBOR plus 80 basis points and the annual base facility fee is 20 basis points. The interest rate would increase to LIBOR plus 140 or 155 basis points if our credit rating were to fall below investment grade according to two of three credit rating agencies.

We have $1.2 million of outstanding letters of credit as of September 30, 2009, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility as of September 30, 2009 and October 26, 2009 was $448.8 million.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

We expect to obtain a new unsecured revolving credit facility in late 2009 or early 2010 prior to the May 1, 2010 maturity of our existing revolving credit facility. Based on discussions with our existing syndicate of lenders, we expect the terms and conditions of any such new facility to be less favorable to us than our existing facility, which we obtained in 2006. These forward-looking statements are subject to risks and uncertainties. See “—Disclosure Regarding Forward-Looking Statements.”

Our $70.0 million secured construction facility, which bears interest at LIBOR plus 85 basis points, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. As of September 30, 2009, $41.7 million of borrowings were outstanding under the construction facility.

Covenant Compliance

The Operating Partnership currently has $391.8 million principal amount of 2017 bonds outstanding and $200 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

As of September 30, 2009, our unconsolidated joint ventures had $813.3 million of total assets and $636.5 million of total liabilities as reflected in their financial statements. As of September 30, 2009, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 36.8%. During the nine months ended September 30, 2009, these unconsolidated joint ventures earned $7.4 million of total net income, of which our share, after appropriate purchase accounting and other adjustments, was $3.8 million.

As of September 30, 2009, our unconsolidated joint ventures had $597.2 million of outstanding mortgage debt. All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees and loans described in Note 14 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

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

In prior periods, we entered into certain interest rate hedging arrangements which were designated and are being accounted for as cash flow hedges. The effective portion of these arrangements, representing deferred interest expense, was $1.0 million as of September 30, 2009 and is included in AOCL. This deferred expense will be recognized as an addition to interest expense in the same periods during which interest expense on the hedged financings affects net income. We expect approximately $0.1 million will be recognized as a decrease to interest expense within the next 12 months.

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

In April 2008, we entered into a floating-to-fixed interest rate swap for a two-year period with respect to an aggregate of $50.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.52%. The counterparty under this swap is Bank of America, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $0.6 million as of September 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next seven months.

In October 2008, we entered into a floating-to-fixed interest rate swap for a one-year period with respect to an aggregate of $25.0 million of borrowings outstanding under our term loan or other floating rate debt. The swap fixes the underlying LIBOR rate upon which interest on such borrowings is based at 2.35%. The counterparty under this swap is PNC Bank, N.A. The swap was designated and is being accounted for as a cash flow hedge. The effective portion of the swap representing deferred interest expense was $39,000 as of September 30, 2009 and is included in AOCL. We expect all of the balance to be recognized as an increase to interest expense within the next month.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2009, except as set forth in Note 1 to the Consolidated Financial Statements under “Basis of Presentation.” For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2008 Annual Report on Form 10-K.

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

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$12,573		$15,724		$62,847		$48,471
Net (income) attributable to noncontrolling interests in the Operating Partnership	(591)		(812)		(3,339)		(2,544)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(24)		(201)		(158)		(590)
Dividends on preferred stock	(1,677)		(2,451)		(5,031)		(8,127)
Excess of preferred stock redemption/repurchase cost over carrying value	—		(108)		—		(108)
Net income available for common stockholders	10,281	$0.14	12,152	$0.21	54,319	$0.81	37,102	$0.64
Add/(Deduct):
Depreciation and amortization of real estate assets	32,131	0.43	30,987	0.49	97,003	1.37	90,933	1.46
(Gains) on disposition of depreciable properties	(19)	—	(18)	—	(108)	—	(36)	—
Net (income) attributable to noncontrolling interests in the Operating Partnership	591	—	812	—	3,339	—	2,544	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,352	0.05	3,136	0.05	9,825	0.14	9,466	0.15
(Gains) on disposition of depreciable properties	—	—	—	—	(781)	(0.01)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	52	—	652	0.01	756	0.01	2,187	0.04
(Gains) on disposition of depreciable properties	—	—	(3,137)	(0.05)	(21,016)	(0.30)	(11,890)	(0.19)
Funds from operations	$46,388	$0.62	$44,584	$0.71	$143,337	$2.02	$130,306	$2.10

Weighted average shares outstanding (1) (2)	75,072		63,228		71,024		62,176
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

(2)
Weighted average shares outstanding for the three and nine months ended September 30, 2008 have been revised from previously reported amounts to include our total number of restricted shares, as disclosed in Note 1 to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our market risk as of December 31, 2008, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO believe that the disclosure controls and procedures of the Company and the Operating Partnership were each effective at the end of the period covered by this Quarterly Report.

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

There were no changes in internal control over financial reporting during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

There were no changes in internal control over financial reporting during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Quarterly Report and our 2008 Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Adverse economic conditions in our suburban southeastern markets that negatively impact the demand for office space, such as rising unemployment, may result in lower occupancy and rental rates for our portfolio, which would result in lower net income. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our suburban office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results.

Key components affecting our rental and other revenues include average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, particularly when unemployment rates increase, because new vacancies tend to outpace our ability to lease space. We expect a slight decline in total occupancy in 2009 primarily related to anticipated declines in occupancy at our industrial properties, which would likely reduce rental revenues from our same property portfolio. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Properties – Wholly Owned Properties” in our 2008 Annual Report. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Properties – Lease Expirations” in our 2008 Annual Report. Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Lower rental revenues resulting from lower average occupancy or lower rental rates with respect to our same property portfolio will generally reduce our net income unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

An oversupply of space in our southeastern markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the southeastern markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our assets. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our rental revenues.

In order to maintain the quality of our properties and successfully compete against other properties, we periodically must spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to customers (in terms of rent, services, condition or location) as properties owned by our competitors, we could lose customers to those properties or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our assets. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to buildings owned by our competitors.

Our financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. The success of our investments and stability of our operations depend on the financial stability of our customers. A default or termination by a significant customer on its lease payments to us would cause us to lose the revenue associated with such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a customer defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received. These events could reduce our net income.

To relet space to an existing customer or attract a new customer to occupy space, we may incur significant costs in the process, including potentially substantial tenant improvement expense or lease incentives. Approximately 10-15% of our revenues in any particular year are subject to leases that expire by the end of the subsequent year. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. To entice customers to renew existing leases or sign new leases, we may be require expend substantial leasing capital expenditures. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

Costs of complying with governmental laws and regulations may reduce our net income. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws or regulations may impose material environmental liability. Additionally, our customers’ operations, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay would reduce our net income.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and limit our ability to make distributions. Under various federal, state and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective customers that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce our net income.

Our operating results may suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues. While we do receive some additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our net operating income. Our revenues and expense recoveries are subject to longer term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, most of the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. We expect rental and other operating expenses to increase in 2009 as compared to 2008 from utility and property tax increases and from development properties placed in service during the latter part of 2008 and in 2009, partially offset by dispositions. Increases in same property operating expenses would reduce our net income unless offset by the impact of any newly acquired or developed properties or lower general and administrative expenses and/or interest expense.

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

We depend from time to time on our unsecured revolving credit facility, which is currently scheduled to expire in May 2010, for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Continuing ability to borrow under the revolving credit facility also allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we may not be able to make new investments and could have difficulty repaying other debt.

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, which could also have a material adverse effect on the Company’s stockholders and on the Operating Partnership. The Company is subject to adverse consequences if it fails to qualify as a REIT for federal income tax purposes. While the Company intends to operate in a manner that will allow it to continue to qualify as a REIT, we cannot provide any assurances that it will remain qualified as such in the future, which would have particularly adverse consequences to the Company’s stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95.0% of the Company’s gross income must come from certain sources that are itemized in the REIT tax laws. The fact that the Company holds virtually all of the assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and would, therefore, have less cash available for investments or payment of principal and interest to our creditors or bondholders. This would likely have a significant adverse effect on our financial condition.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2009, the Company issued an aggregate of 93,644 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

Date: October 29, 2009