Form 10-K
period 2009-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2010-02-11
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended December 31, 2009

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

Highwoods Properties, Inc.  Yes  ☐    No ☒                                                                               Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2009 was approximately $1.6 billion. At February 3, 2010, there were 71,363,500 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 13, 2010 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock” or “Common Shares,” the Company’s preferred stock as “Preferred Stock” or “Preferred Shares,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding rental residential units) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise.

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”). The Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “HIW.” The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. The partnership agreement provides that the Operating Partnership will assume and pay when due, or reimburse the Company for payment of, all costs and expenses relating to the ownership and operations of, or for the benefit of, the Operating Partnership. The partnership agreement further provides that all expenses of the Company are deemed to be incurred for the benefit of the Operating Partnership.

ITEM 1. BUSINESS

General

We are one of the largest owners and operators of suburban office, industrial and retail properties in the Southeastern and Midwestern United States. At December 31, 2009, we:

•	wholly owned 307 in-service office, industrial and retail properties, encompassing approximately 27.8 million rentable square feet, and 96 rental residential units;

•
owned an interest (50.0% or less) in 70 in-service office and industrial properties, encompassing approximately 7.8 million rentable square feet, one office property under development, 53 acres of development land and 418 rental residential units, including a 12.5% interest in a 261,000 square foot office property owned directly by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. Five of these in-service office properties, encompassing 618,000 rentable square feet, are consolidated as more fully described in Notes 3, 7 and 9 to our Consolidated Financial Statements;

•
wholly owned 581 acres of undeveloped land, approximately 490 acres of which are considered core holdings, defined as properties expected to be held indefinitely, and which are suitable to develop approximately 7.9 million rentable square feet of office and industrial space;

•	were developing three wholly owned properties comprising approximately 0.5 million square feet that were recently completed but had not achieved stabilization; and

•	owned 40 for-sale residential condominiums through a consolidated, majority-owned joint venture.

At December 31, 2009, the Company owned all of the Preferred Units and 70.9 million, or 94.8%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.9 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924. We maintain offices in each of our primary markets, except Greenville, SC.

Our business is the operation, acquisition and development of rental real estate properties. We operate office, industrial, retail and residential properties. There are no material inter-segment transactions. See Note 18 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

In addition to this Annual Report, we file or furnish quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). All documents that the Company files or furnishes with the SEC are made available as soon as reasonably practicable free of charge on our corporate website, which is http://www.highwoods.com. The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document. You may also read and copy any document that we file or furnish at the public reference facilities of the SEC at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s interactive data electronic applications on the SEC’s website, which is http://www.sec.gov. In addition, you can read similar information about us at the offices of the NYSE at 20 Broad Street, New York, NY 10005.

During 2009, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties at December 31, 2009:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,901,654	$38,750	8.89%	8.1
AT&T	768,579	14,678	3.37	4.2
PricewaterhouseCoopers	400,178	11,531	2.65	2.7
State of Georgia	375,105	8,222	1.89	7.5
Healthways	290,689	7,490	1.72	12.5
T-Mobile USA	207,517	6,047	1.39	3.9
Metropolitan Life Insurance	296,595	5,953	1.37	8.0
BB&T	267,463	4,541	1.04	3.6
Lockton Companies	160,561	4,424	1.02	5.2
Syniverse Technologies, Inc.	198,750	4,201	0.96	6.8
RBC Bank	164,271	4,084	0.94	17.0
Fluor Enterprises, Inc.	209,474	3,763	0.86	2.1
SCI Services	162,784	3,641	0.84	7.6
HCA Corporation	180,164	3,620	0.83	4.5
Volvo	249,136	3,354	0.77	4.5
Jacob’s Engineering Group, Inc.	181,794	3,078	0.71	5.7
Vanderbilt University	144,611	3,056	0.70	5.8
Wells Fargo/Wachovia	125,995	3,013	0.69	1.6
Lifepoint Corporate Services	139,625	2,894	0.66	1.6
Icon Clinical Research	102,647	2,492	0.57	2.0
Total	6,527,592	$138,832	31.87%	6.4

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2009 multiplied by 12.

Business and Operating Strategy

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the best submarkets in our primary markets; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs.

Execution of our Plan includes (1) growing net operating income at our existing properties through concentrated leasing, asset management and customer service efforts and (2) developing properties in infill locations and acquiring strategic properties that are accretive to long-term earnings and stockholder value. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results. Our portfolio has changed significantly over the past five years and now consists of a higher mix of Class A and B properties, which are generally expected to outperform competitive properties in our core markets. We have repositioned our portfolio primarily by selling non-core properties and developing properties in in-fill locations. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our primary markets. Our focus in 2010 is to lease and operate our existing portfolio as effectively and efficiently as possible and acquire and develop additional real estate assets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders.

Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers. We believe that our in-house leasing and asset management, development, acquisition, and construction management services allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that operating efficiencies achieved through our fully integrated organization and the strength of our balance sheet also provide a competitive advantage in setting our lease rates and pricing other services. In addition, our relationships with our customers may lead to development projects when these customers seek new space.

Capital Recycling Program. Our strategy has been to focus our real estate activities in markets where we believe our extensive local knowledge and conservative and flexible balance sheet give us a competitive advantage over other real estate developers and operators. Through our capital recycling program, we generally seek to:

•	selectively dispose of non-core properties no longer considered to be core holdings primarily due to location, age, quality and overall strategic fit;

•	engage in the development of office, industrial and other real estate projects in existing or new geographic markets, primarily in suburban in-fill and central business district locations; and

•	acquire selective office and industrial properties in existing markets that enhance our franchise or in new geographic markets at prices that offer attractive long-term returns for our stockholders.

Our capital recycling activities benefit from our local market presence and knowledge. Because our division officers and staff have significant real estate experience in their respective markets, we believe that we are in a better position to evaluate capital recycling opportunities than many of our competitors.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. Our balance sheet also allows us to proactively assure our existing and prospective customers that we are able to fund tenant improvements and maintain our properties at high standards.

We expect to meet our short- and long-term liquidity requirements through a combination of any one or more of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Geographic Diversification. We do not believe that our operations are significantly dependent upon any particular geographic market. Today, including our various joint ventures, our portfolio consists primarily of office and industrial properties throughout the Southeastern United States, retail and office properties in Kansas City, MO and office, retail and residential properties in Des Moines, IA.

Competition

Our properties compete for customers with similar properties located in our markets primarily on the basis of location, rent, services provided and the design, quality and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire, develop and operate properties.

Employees

At December 31, 2009, the Company had 407 employees, of which 405 were also employees of the Operating Partnership.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Adverse economic conditions in our suburban Southeastern markets that negatively impact the demand for office space, such as rising unemployment, may result in lower occupancy and rental rates for our portfolio, which would result in lower net income. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our suburban office properties. Economic growth and employment levels in Florida, Georgia, North Carolina and Tennessee are and will continue to be important determinative factors in predicting our future operating results.

Key components affecting our rental and other revenues include average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth and decreasing office employment because new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. We expect a slight decline in total occupancy in 2010 primarily related to anticipated declines in occupancy in our industrial portfolio, which would likely reduce rental revenues from our same property portfolio. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties – Wholly Owned Properties” set forth in this Annual Report. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” set forth in this Annual Report. Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Lower rental revenues resulting from lower average occupancy or lower rental rates with respect to our same property portfolio will generally reduce our net income unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

An oversupply of space in our Southeastern markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the Southeastern markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our rental revenues.

In order to maintain the quality of our properties and successfully compete against other properties, we periodically must spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to customers in terms of rent, services, condition or location as properties owned by our competitors, we could lose customers or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to properties owned by our competitors.

Our operating results and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. The success of our investments and stability of our operations depend on the financial stability of our customers. A default or termination by a significant customer on its lease payments to us would cause us to lose the revenue associated with such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a customer defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received. These events could reduce our net income.

To relet space to an existing customer or attract a new customer to occupy space, we may incur significant costs in the process, including potentially substantial tenant improvements, broker commissions and lease incentives. Approximately 10-15% of our revenues at the beginning of any particular year are subject to leases that expire by the end of that year. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. To entice customers to renew existing leases or sign new leases, we may be required to make substantial leasing capital expenditures. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space.

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

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur significant expenditures. Future laws or regulations may impose significant environmental liability. Additionally, our customers’ operations, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines or damages we must pay would reduce our net income. Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and limit our ability to make distributions. Under various federal, state and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be significant. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require significant expenditures or prevent us from entering into leases with prospective customers that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce our net income.

Our operating results may suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our net operating income. Our revenues and expense recoveries are subject to longer-term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, most of the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would reduce our net income unless offset by the impact of any newly acquired or developed properties or lower general and administrative expenses and/or interest expense.

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

In addition to acquisitions, we periodically consider developing and constructing properties. Risks associated with development and construction activities include:

•	the unavailability of favorable construction and/or permanent financing;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service expense and construction costs; and

•	lower than anticipated occupancy rates and rents at a newly completed property causing a property to be unprofitable or less profitable than originally estimated.

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

We intend to continue to sell some of our properties in the future as part of our capital recycling program. However, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether the price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and close the sale of a property.

Certain of our properties have low tax bases relative to their estimated current fair values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds. Any delay in using the reinvestment proceeds to acquire additional income producing assets would reduce our net income.

Because holders of our Common Units, including one of our officers and two of our directors, may suffer adverse tax consequences upon the sale of some of our properties, they may seek to influence us not to sell certain properties even if such a sale would otherwise be in our best interest. Holders of Common Units may suffer adverse tax consequences upon the sale of certain properties. Therefore, holders of Common Units, including one of our officers and two of our directors, may have different objectives than the Company’s stockholders regarding the appropriate pricing and timing of a property’s sale. Although the Company is the sole general partner of the Operating Partnership and has the exclusive authority to sell any of our Wholly Owned Properties, officers and directors who hold Common Units may seek to influence the Company not to sell certain properties even if such sale might be financially advantageous to stockholders, creditors, bondholders or our business as a whole or influence the Company to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

The value of our joint venture investments could be adversely affected if we are unable to work effectively with our partners or our partners become unable to satisfy their financial obligations. Instead of owning properties directly, we have in some cases invested, and may continue to invest, as a partner or a co-venturer with one or more third parties. Under certain circumstances, this type of investment may involve risks not otherwise present, including the possibility that a partner or co-venturer might be unable to fund its obligations or might have business interests or goals inconsistent with ours. Also, such a partner or co-venturer may take action contrary to our requests or contrary to provisions in our joint venture agreements that could harm us. In addition, some of our joint ventures are managed on a day-to-day basis by our partners, and we have only limited influence on the operating decisions. The success of our investments in those joint ventures is heavily dependent on the operating and financial expertise of our partners. If we want to sell our interests in any of our joint ventures or believe that the properties in the joint venture should be sold, we may not be able to do so in a timely manner or at all, and our partner(s) may not cooperate with our desires, which could harm us.

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, floods, earthquakes and business interruption. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our operating results and financial condition.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. Increases in interest rates on our variable rate debt would increase our interest cost. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt.

We generally do not intend to reserve funds to retire existing secured or unsecured debt upon maturity. We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions. If we do not meet our mortgage financing obligations, any properties securing such indebtedness could be foreclosed on, which could have a material adverse effect on our cash flow and ability to pay distributions.

From time to time, we depend on our unsecured revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Our ability to borrow under the revolving credit facility also allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we may not be able to make new investments and could have difficulty repaying other debt.

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, whichcould also have a material adverse effect on the Company’s stockholders and on the Operating Partnership. The Company is subject to adverse consequences if it fails to continue to qualify as a REIT for federal income tax purposes. While the Company intends to operate in a manner that will allow it to continue to qualify as a REIT, we cannot provide any assurances that it will remain qualified as such in the future, which would have particularly adverse consequences to the Company’s stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95.0% of the Company’s gross income must come from certain sources that are itemized in the REIT tax laws. The fact that the Company holds virtually all of the assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the IRS might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and would, therefore, have less cash available for investments or payment of principal and interest to our creditors or bondholders. Such events would likely have a significant adverse effect on our operating results and financial condition.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of ordinary taxable income, excluding net capital gains. Under temporary IRS regulations, for 2010 and 2011, distributions can be paid partially using a REIT’s freely-tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to the Company’s stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including funding debt maturities or growth initiatives.

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

•
Maryland unsolicited takeover statute. Under Maryland law, the Company’s Board of Directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition would be in the best interest of its stockholders.

•
Anti-takeover protections of Operating Partnership agreement. Upon a change in control of the Company, the partnership agreement of the Operating Partnership requires certain acquirers to maintain an umbrella partnership real estate investment trust (“UPREIT”) structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Exceptions would require the approval of two-thirds of the limited partners of the Operating Partnership (other than the Company). These provisions may make a change of control transaction involving the Company more complicated and therefore might decrease the likelihood of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

The following table sets forth information about our Wholly Owned Properties:

	December 31, 2009		December 31, 2008
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office	20,445,000	88.8%	19,556,000	90.2%
Industrial	6,463,000	87.4	6,467,000	92.6
Retail	869,000	98.0	1,350,000	94.6
Total or Weighted Average (1), (3)	27,777,000	88.8%	27,373,000	91.0%

Development:
Completed—Not Stabilized (2)
Office	301,000	46.0%	665,000	64.2%
Industrial	200,000	50.0	—	—
Total or Weighted Average (4)	501,000	47.6%	665,000	64.2%

In Process
Office	—	—	358,000	65.7%
Industrial	—	—	200,000	50.0
Total or Weighted Average	—	—	558,000	60.1%

Total:
Office	20,746,000		20,579,000
Industrial	6,663,000		6,667,000
Retail	869,000		1,350,000
Total (1), (3), (4)	28,278,000		28,596,000

(1)	Excludes 96 rental residential units.

(2)
We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied. All of these properties were placed in service at December 31, 2009 as reflected in our Consolidated Financial Statements.

(3)	Excludes 618,000 square feet of office properties at December 31, 2009 and 2008 that are owned by consolidated joint ventures.

(4)	Excludes 40 completed for-sale residential condominiums at December 31, 2009 that are owned by a consolidated, majority owned joint venture.

The following table summarizes the net changes in square footage in our in-service Wholly Owned Properties during the past three years:

	Years Ended December 31,
	2009	2008	2007
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(550)	(744)	(1,172)
Developments Placed In-Service	751	1,380	930
Redevelopment/Other	(17)	(11)	3
Acquisitions	220	135	—
Net Change in Square Footage of In-Service Wholly Owned Properties	404	760	(239)

The following table sets forth information about our in-service Wholly Owned Properties by segment and by geographic location at December 31, 2009:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh, NC	4,194,000	83.8%	15.9%	—	—	15.9%
Tampa, FL	2,878,000	90.9	15.3	—	—	15.3
Atlanta, GA	5,653,000	90.4	11.2	3.9%	—	15.1
Nashville, TN	2,938,000	95.1	13.1	—	—	13.1
Kansas City, MO	1,508,000	92.9	3.4	—	6.8%	10.2
Piedmont Triad, NC	5,482,000	82.2	6.0	2.9	—	8.9
Richmond, VA	2,229,000	93.2	8.9	—	—	8.9
Memphis, TN	1,582,000	91.5	7.0	—	—	7.0
Greenville, SC	897,000	88.5	3.3	—	—	3.3
Orlando, FL	416,000	94.4	2.3	—	—	2.3
Total (2)	27,777,000	88.8%	86.4%	6.8%	6.8%	100.0%

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2009 multiplied by 12.

(2)	Excludes 618,000 square feet of office properties owned by consolidated joint ventures.

The following table sets forth operating information about our in-service Wholly Owned Properties for the past five years:

	Average Occupancy	Annualized Cash Rent Per Square Foot (1)
2005	85.0%	$14.99
2006	88.5%	$15.89
2007	90.2%	$16.27
2008	91.2%	$17.18
2009	88.2%	$17.53

(1)
Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied square footage.

Land Held for Development

We wholly owned 581 acres of development land at December 31, 2009. We estimate that we can develop approximately 7.9 million square feet of office and industrial space on the 490 acres that we consider core, long-term holdings for our future development needs. Our joint ventures owned 53 acres of development land at December 31, 2009. We are currently developing 172,000 square feet of build-to-suit office space on 11.6 acres of land in one of our joint ventures. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets.

We consider 91 acres of our wholly owned development land at December 31, 2009 to be non-core assets that are not necessary for our foreseeable future development needs. We intend to dispose of such non-core development land through sales to third parties or contributions to joint ventures. Approximately 4.4 acres with a net book value of $1.2 million are under contract to be sold and are included in real estate and other assets, net, held for sale in our Consolidated Balance Sheet at December 31, 2009 and 2008.

Other Properties

The following table sets forth information about our stabilized in-service properties in which we own an interest (50.0% or less) by segment and by geographic location at December 31, 2009:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Multi-Family	Total
Des Moines, IA (2)	2,506,000	87.3%	26.8%	4.1%	0.7%	3.3%	34.9%
Orlando, FL	1,853,000	87.2	28.6	—	—	—	28.6
Atlanta, GA	835,000	73.2	9.1	—	—	—	9.1
Kansas City, MO (3)	719,000	82.0	10.2	—	—	—	10.2
Raleigh, NC	814,000	91.9	7.6	—	—	—	7.6
Richmond, VA (4)	413,000	100.0	4.8	—	—	—	4.8
Piedmont Triad, NC	258,000	60.7	2.1	—	—	—	2.1
Tampa, FL (5)	205,000	94.2	2.0	—	—	—	2.0
Charlotte, NC	148,000	100.0	0.7	—	—	—	0.7
Total	7,751,000	86.0%	91.9%	4.1%	0.7%	3.3%	100.0%

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2009 multiplied by 12.

(2)	Rentable square feet and occupancy excludes 418 residential units, which were 91.9% occupied at December 31, 2009.

(3)
Includes a 12.5% interest in a 261,000 square foot building that is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements.

(4)	We own a 50.0% interest in this joint venture which is consolidated (see Notes 3 and 9 to our Consolidated Financial Statements).

(5)	We own a 20.0% interest in this joint venture which is consolidated (see Notes 3 and 7 to our Consolidated Financial Statements).

We also owned an approximate 86.0% economic interest in a consolidated affiliate that owns 40 for-sale residential condominiums located in Raleigh, NC at December 31, 2009.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our in-service and completed – not stabilized Wholly Owned Properties at December 31, 2009:

Office Properties (1):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
		($ in thousands)
2010 (3)	2,251,739	12.3%	$44,893	$19.94	11.9%
2011	2,465,343	13.5	49,966	20.27	13.3
2012	2,480,324	13.6	53,456	21.55	14.3
2013	2,404,558	13.2	52,537	21.85	14.0
2014	2,369,355	13.0	49,471	20.88	13.1
2015	1,591,620	8.7	29,792	18.72	7.9
2016	1,023,767	5.6	19,264	18.82	5.1
2017	1,078,540	5.9	20,693	19.19	5.5
2018	637,843	3.5	14,331	22.47	3.8
2019	439,924	2.4	8,456	19.22	2.2
Thereafter	1,511,552	8.3	33,418	22.11	8.9
	18,254,565	100.0%	$376,277	$20.61	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (2)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (2)
		($ in thousands)
2010 (4)	928,972	16.2%	$3,740	$4.03	12.5%
2011	903,344	15.7	5,241	5.80	17.6
2012	778,952	13.5	3,853	4.95	12.9
2013	625,039	10.9	3,829	6.13	12.8
2014	851,483	14.8	4,472	5.25	15.0
2015	421,149	7.3	1,677	3.98	5.6
2016	264,597	4.6	1,086	4.10	3.6
2017	61,600	1.1	584	9.48	2.0
2018	71,884	1.2	251	3.49	0.8
2019	121,470	2.1	257	2.12	0.9
Thereafter	722,625	12.6	4,879	6.75	16.3
	5,751,115	100.0%	$29,869	$5.19	100.0%

(1)	Excludes properties held by consolidated joint ventures.

(2)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2009 multiplied by 12.

(3)	Includes 61,000 square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

(4)	Includes 50,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2010 (2)	79,635	9.4%	$2,202	$27.65	7.5%
2011	74,457	8.7	1,723	23.14	5.8
2012	90,754	10.7	3,657	40.30	12.4
2013	47,027	5.5	2,190	46.57	7.4
2014	41,014	4.8	2,061	50.25	7.0
2015	69,331	8.1	3,356	48.41	11.4
2016	59,889	7.0	2,539	42.40	8.6
2017	110,803	13.0	2,554	23.05	8.6
2018	45,975	5.4	2,010	43.72	6.8
2019	87,530	10.3	2,547	29.10	8.6
Thereafter	144,800	17.1	4,691	32.40	15.9
	851,215	100.0%	$29,530	$34.69	100.0%

Total (3):

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2010 (4)	3,260,346	13.1%	$50,835	$15.59	11.7%
2011	3,443,144	13.9	56,930	16.53	13.1
2012	3,350,030	13.5	60,966	18.20	13.9
2013	3,076,624	12.4	58,556	19.03	13.3
2014	3,261,852	13.1	56,004	17.17	12.9
2015	2,082,100	8.4	34,825	16.73	8.0
2016	1,348,253	5.4	22,889	16.98	5.3
2017	1,250,943	5.0	23,831	19.05	5.5
2018	755,702	3.0	16,592	21.96	3.8
2019	648,924	2.6	11,260	17.35	2.6
Thereafter	2,378,977	9.6	42,988	18.07	9.9
	24,856,895	100.0%	$435,676	$17.53	100.0%

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2009 multiplied by 12.

(2)	Includes 11,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

(3)	Excludes properties held by consolidated joint ventures.

(4)	Includes 122,000 square feet of leases that are on a month-to-month basis, which represent 0.3% of total annualized cash rental revenue.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X. EXECUTIVE OFFICERS OF THE REGISTRANT

The Company is the sole general partner of the Operating Partnership. The following table sets forth information with respect to the Company’s executive officers:

Name	Age	Position and Background
Edward J. Fritsch	51
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001.  Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch is a member of the National Association of Real Estate Investment Trusts (“NAREIT”) Board of Governors and audit committee member, past chair of the University of North Carolina Board of Visitors, trustee of the North Carolina Symphony, director and president of the YMCA of the Triangle, director of Capital Associated Industries, Inc. and member of Wachovia’s Central Regional Advisory Board.

Michael E. Harris	60
Executive Vice President and Chief Operating Officer.
Mr. Harris became chief operating officer in July 2004. Prior to that, Mr. Harris was a senior vice president and was responsible for our operations in Memphis, Nashville, Kansas City and Charlotte. Mr. Harris was executive vice president of Crocker Realty Trust prior to its merger with us in 1996. Before joining Crocker Realty Trust, Mr. Harris served as senior vice president, general counsel and chief financial officer of Towermarc Corporation, a privately owned real estate development firm. Mr. Harris is a member of the executive committee of the Urban Land Institute – Triangle Chapter and is past president of the Lambda Alpha International Land Economics Society.

Terry L. Stevens	61
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

Jeffrey D. Miller	39
Vice President, General Counsel and Secretary.
Prior to joining us in March 2007, Mr. Miller was a partner with DLA Piper US, LLP, where he practiced since 2005. Previously, he was a partner with Alston & Bird LLP, where he practiced from 1997. He is admitted to practice in North Carolina. Mr. Miller currently serves as lead independent director of Hatteras Financial Corp., a publicly-traded mortgage REIT.

Name	Age	Position and Background
W. Brian Reames	46
Senior Vice President and Regional Manager.
Mr. Reames became senior vice president and regional manager in August 2004. Mr. Reames manages our Nashville division and oversees the operations of our Memphis and Greenville divisions. Prior to that, Mr. Reames was vice president responsible for the Nashville division, a position he held since 1999. Mr. Reames was a partner at Eakin & Smith, Inc., a Nashville-based office real estate firm, from 1989 until its merger with us in 1996. Mr. Reames is a past Nashville chapter President of the National Association of Industrial and Office Properties. He is currently serving on the Board of Directors of H.G. Hill Realty.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low stock prices per share reported on the NYSE for the quarters indicated and the dividends paid per share during such quarter:

	2009			2008
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$27.47	$15.53	$0.425	$32.34	$26.67	$0.425
June 30	26.84	19.79	0.425	37.38	31.42	0.425
September 30	34.09	19.35	0.425	37.94	29.88	0.425
December 31	35.24	26.60	0.425	34.29	15.59	0.425

On December 31, 2009, the last reported stock price of the Common Stock on the NYSE was $33.35 per share and the Company had 1,056 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2009, the Operating Partnership had 120 holders of record of Common Units (other than the Company). At December 31, 2009, there were 71.3 million shares of Common Stock outstanding and 3.9 million Common Units outstanding not owned by the Company.

Because the Company is a REIT, the partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to distribute to its stockholders at least 90.0% of its REIT taxable income, excluding capital gains. Under temporary IRS regulations, for 2010 and 2011, distributions can be paid partially using a REIT’s freely-tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash. See “Item 1A. Risk Factors – Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives.”

We generally expect to use cash flows from operating activities to fund distributions. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company’s Board of Directors regarding distributions:

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

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT Equity REIT Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2004 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Index includes all REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Highwoods Properties, Inc.	109.17	164.36	123.82	122.04	159.15
S&P 500	104.91	121.48	128.16	80.74	102.11
Russell 2000	104.55	123.76	121.82	80.66	102.58
FTSE NAREIT Equity REIT Index	112.16	151.49	127.72	79.53	101.79

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

During 2009, cash dividends on Common Stock totaled $1.70 per share, $0.01 of which represented return of capital and $0.60 represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $0.89 per share in 2009.

During the fourth quarter of 2009, the Company issued an aggregate of 74,107 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

The Company has a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. The Company may elect to satisfy its DRIP obligations by issuing additional shares of Common Stock or causing the DRIP administrator to purchase Common Stock in the open market.

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant’s account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the NYSE on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The operating results of the Company for the years ended December 31, 2008, 2007, 2006 and 2005 have been revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2009 which qualified for discontinued operations presentation and the retroactive accounting modifications described in Note 1 to the Company’s Consolidated Financial Statements. The information in the following table should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Rental and other revenues	$454,026	$450,291	$418,409	$391,555	$370,168

Income from continuing operations	$37,810	$10,486	$52,055	$32,670	$23,028

Income/(loss) from continuing operations available for common stockholders	$29,282	$(1,459)	$33,051	$12,077	$(7,594)

Net income	$61,694	$35,610	$97,095	$57,527	$65,739

Net income available for common stockholders	$51,778	$22,080	$74,983	$34,878	$30,948

Earnings per common share – basic:
Income/(loss) from continuing operations available for common stockholders	$0.43	$(0.03)	$0.58	$0.22	$(0.14)
Net income	$0.76	$0.37	$1.32	$0.64	$0.57

Earnings per common share – diluted:
Income/(loss) from continuing operations available for common stockholders	$0.43	$(0.03)	$0.58	$0.22	$(0.14)
Net income	$0.76	$0.37	$1.31	$0.62	$0.57

Dividends declared and paid per common share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2009	2008	2007	2006	2005
Total assets	$2,887,101	$2,946,170	$2,926,955	$2,844,853	$2,908,978
Mortgages and notes payable	$1,469,155	$1,604,685	$1,641,987	$1,465,129	$1,471,616
Financing obligations	$37,706	$34,174	$35,071	$35,530	$34,154

The operating results of the Operating Partnership for the years ended December 31, 2008, 2007, 2006 and 2005 have been revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale in 2009 which qualified for discontinued operations presentation and the retroactive accounting modifications described in Note 1 to the Operating Partnership’s Consolidated Financial Statements. The information in the following table should be read in conjunction with the Operating Partnership’s audited Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Years Ended December 31,
	2009	2008	2007	2006	2005
Rental and other revenues	$454,026	$450,291	$418,409	$391,555	$370,382

Income from continuing operations	$37,756	$10,359	$51,314	$32,473	$22,693

Income/(loss) from continuing operations available for common unitholders	$31,037	$(1,594)	$34,873	$13,002	$(8,817)

Net income	$61,640	$35,483	$94,895	$56,912	$65,252

Net income available for common unitholders	$54,921	$23,530	$78,454	$37,441	$33,742

Earnings per common unit – basic:
Income/(loss) from continuing operations available for common unitholders	$0.43	$(0.03)	$0.57	$0.22	$(0.15)
Net income	$0.77	$0.37	$1.29	$0.63	$0.57

Earnings per common unit – diluted:
Income/(loss) from continuing operations available for common unitholders	$0.43	$(0.03)	$0.57	$0.21	$(0.15)
Net income	$0.77	$0.37	$1.28	$0.61	$0.57

Distributions declared and paid per common unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2009	2008	2007	2006	2005
Total assets	$2,885,738	$2,944,856	$2,925,804	$2,837,649	$2,901,858
Mortgages and notes payable	$1,469,155	$1,604,685	$1,641,987	$1,464,266	$1,471,616
Financing obligations	$37,706	$34,174	$35,071	$35,530	$34,154

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At December 31, 2009, we owned or had an interest in 377 in-service office, industrial and retail properties, encompassing approximately 35.5 million square feet and 514 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. As of that date, we also owned or had an interest in development land and other properties under development as described under “Item 1. Business” and “Item 2. Properties.” We are based in Raleigh, NC, and our properties and development land are located in Florida, Georgia, Iowa, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

You should read the following discussion and analysis in conjunction with the accompanying Consolidated Financial Statements and related notes contained elsewhere herein.

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or release second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to customer demand;

•	our Southeastern and Midwestern United States markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•
we may not be able to meet our liquidity requirements or obtain capital on favorable terms to fund our working capital needs and growth initiatives or to repay or refinance outstanding debt upon maturity; and

•	the Company could lose key executive officers.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Business – Risk Factors” set forth in this Annual Report. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the best submarkets in our primary markets; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs.

Execution of our Plan includes (1) growing net operating income at our existing properties through concentrated leasing, asset management and customer service efforts and (2) developing properties in infill locations and acquiring strategic properties that are accretive to long-term earnings and stockholder value. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results. Our portfolio has changed significantly over the past five years and now consists of a higher mix of Class A and B properties, which are generally expected to outperform competitive properties in our core markets. We have repositioned our portfolio primarily by selling non-core properties and developing properties in in-fill locations. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our primary markets. Our focus in 2010 is to lease and operate our existing portfolio as effectively and efficiently as possible and acquire and develop additional real estate assets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders.

Results of Operations

Comparison of 2009 to 2008

Rental and Other Revenues

Rental and other revenues from continuing operations were modestly higher in 2009 as compared to 2008 primarily due to the contribution of development properties placed in service in 2008 and 2009, the acquisitions of the PennMarc building in Memphis, TN and the 4200 Cypress building in Tampa, FL and higher average rental rates, partly offset by lower revenues in our same property portfolio caused by lower average occupancy in 2009.

Average occupancy of our portfolio, particularly industrial assets, declined in 2009. We expect average occupancy to continue to decline in the first several quarters of 2010 as a result of continued high unemployment levels. Approximately 10-15% of our revenues at the beginning of any particular year are subject to leases that expire by the end of that year. The federal government’s contribution to our revenues has increased significantly over the past five years from long-term leases with high renewal probabilities. Overall, we expect 2010 rental and other revenues, adjusted for any discontinued operations in 2010, to increase over 2009 due to higher average rental rates in the portfolio, the full year contribution of acquisitions made and development projects delivered during 2009, partly offset by lower occupancy levels.

Operating Expenses

Rental property and other expenses were modestly higher in 2009 as compared to 2008 primarily due to higher expenses from the contribution of development properties placed in service in 2008 and 2009, the acquisitions of the PennMarc building in Memphis, TN and the 4200 Cypress building in Tampa, FL, partly offset by lower expenses in our same property portfolio. The reduction in our same property operating expenses reflects management’s efforts to reduce operating expenses. The overall reduction in same property operating expenses was partly offset by higher real estate taxes and utility rate increases. We expect real estate taxes and utility rates to continue to increase in 2010.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly lower at 63.8% in 2009 as compared to 64.1% in 2008.

Depreciation and amortization was 5.1% higher in 2009 as compared to 2008 primarily due to higher depreciation and amortization from development properties placed in service in 2008 and 2009 and the acquisitions of the PennMarc building in Memphis, TN and the 4200 Cypress building in Tampa, FL.

We recorded impairments of $13.5 million in 2009 and $32.8 million in 2008 on assets located in Winston-Salem and Greensboro, NC. The 2009 impairment related to 12 office properties, 11 of which were previously impaired in 2008, six industrial properties and two retail properties. Impairments can arise from a number of factors which are subject to change; accordingly, we may be required to take additional impairment charges in the future.

General and administrative expenses were 3.6% lower in 2009 as compared to 2008, primarily due to lower salaries, benefits and incentive compensation mostly from reduced headcount and lower expenses from unsuccessful development projects. Partly offsetting this decrease was an increase from the year-over-year change in the valuation adjustment of deferred compensation liabilities under our non-qualified deferred compensation plan and lower capitalization of development and leasing costs. We anticipate continued reductions in general and administrative expenses in 2010 due to full year effects of headcount reductions implemented in 2008 and 2009 and lower incentive compensation costs.

Other Income

Other income was $5.7 million higher in 2009 as compared to 2008, primarily due to the year-over-year change in the valuation adjustment of marketable securities held under our non-qualified deferred compensation plan, favorable cash settlement of a real estate-related legal claim and gains on the extinguishment of certain outstanding bonds.

Interest Expense

Interest expense was 11.7% lower in 2009 as compared to 2008, primarily due to lower average outstanding borrowings during 2009 mostly due to the application of proceeds of our sales of Common Stock in September 2008 and June 2009 to pay down debt and lower average borrowing rates on our floating rate debt, partly offset by lower capitalized interest resulting from decreased development in process. We anticipate interest expense will increase in 2010 due to higher rates on our floating rate debt, higher fees on our new revolving credit facility, higher amortization of deferred financing costs and lower capitalized interest. Average outstanding borrowings may also increase depending on the net amount of property acquisitions and dispositions, which would also increase interest expenses in 2010.

Gains on For-Sale Residential Condominiums

In 2009 and 2008, gains on for-sale residential condominiums aggregated $0.9 million and $5.6 million, respectively, resulting from sales of majority-owned residential condominiums and related forfeitures of earnest money deposits. Our partner’s interest in these gains was $(0.5) million and $1.3 million, respectively, and was recorded as noncontrolling interests in consolidated affiliates. Our partner will receive a preferred return of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. Our partner’s preferred return, if any, is determinable only after all units are sold. Our partner’s estimated economic interest decreased from 25% at December 31, 2008 to 14% at December 31, 2009 due to changes in the projected timing of sales and related gains resulting in the allocation of a loss to the partner’s non-controlling interest. We have 38 for-sale residential condominiums as of February 3, 2010. We anticipate these 38 condominiums will be sold over the course of 2010 and 2011.

Discontinued Operations

The Company classified income of $23.9 million and $25.1 million as discontinued operations in 2009 and 2008, respectively. These amounts relate to 1.3 million square feet of office, industrial and retail properties and 13 rental residential units sold or held for sale during 2009 and 2008, and include gains on the sale of these properties of $21.5 million and $18.5 million in 2009 and 2008, respectively.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership; Net Income Attributable to Noncontrolling Interests in Consolidated Affiliates

The Company’s net income attributable to noncontrolling interests in the Operating Partnership was $1.6 million higher in 2009 as compared to 2008 primarily due to higher income from continuing operations, after preferred equity distributions, of the Operating Partnership.

Net income attributable to consolidated affiliates was $2.0 million lower in 2009 as compared to 2008 primarily due to lower gains on for-sale residential condominiums.

Dividends on Preferred Equity

Dividends on preferred equity were 31.6% lower in 2009 as compared to 2008 due to the retirement of $53.8 million of preferred equity in 2008.

Comparison of 2008 to 2007

Rental and Other Revenues

Rental and other revenues from continuing operations were 7.6% higher in 2008 as compared to 2007 primarily due to the contribution from development properties placed in service in 2007 and 2008, higher average occupancy and higher average rental rates.

Operating Expenses

Rental property and other expenses were 8.2% higher in 2008 as compared to 2007 primarily due to general inflationary increases in certain operating expenses, which include utility costs, insurance, real estate taxes, salaries, and benefits, and from expenses of development properties placed in service in 2007 and 2008.

Operating margin was slightly lower at 64.1% in 2008 as compared to 64.3% in 2007.

Depreciation and amortization was 5.4% higher in 2008 as compared to 2007 primarily from development properties placed in service in 2007 and 2008.

We recorded impairments of $32.8 million in 2008, related to 11 office properties and one land parcel in Winston-Salem, NC. We recorded an impairment of $0.8 million in 2007 related to one land parcel.

General and administrative expenses were 8.5% lower in 2008 as compared to 2007 primarily due to lower audit and legal fees and lower deferred compensation expense caused by an decrease in the value of marketable securities held under our non-qualified deferred compensation plan, partially offset by higher compensation costs including short and long-term incentive compensation.

Interest Expense

Contractual interest expense was relatively unchanged in 2008 as compared to 2007 primarily due to a decrease in weighted average interest rates on outstanding debt and lower capitalized interest resulting from decreased development in process, offset by an increase in average borrowings.

Gains on Disposition of Property; Gains on For-Sale Residential Condominiums; Gain from Property Insurance Settlement; Equity in Earnings of Unconsolidated Affiliates

Gains on disposition of property not classified as discontinued operations were $0.8 million in 2008 compared to $20.6 in 2007 and primarily relate to land dispositions. Gains are dependent on the specific assets sold, historical cost basis and other factors, and can vary significantly from period to period.

In 2008, gains on for-sale residential condominiums aggregating $5.6 million resulted from sales of majority-owned condominiums and related forfeitures of earnest money deposits. Our partner’s interest in these gains was $1.3 million and was recorded as noncontrolling interests in consolidated affiliates. There were no gains on for-sale residential condominiums in 2007.

In 2007, we recorded a $4.1 million gain from finalization of a prior year insurance claim related to hurricane damage sustained by one of our office properties located in southeastern Florida.

Equity in earnings of unconsolidated affiliates decreased $7.2 million from 2007 to 2008 primarily due to the sale of 332 rental residential units and five office properties in unconsolidated joint ventures. Equity in earnings of unconsolidated affiliates in the Operating Partnership does not include the Company’s 12.5% interest in a 261,000 square foot office property owned directly by the Company.

Discontinued Operations

The Company classified income of $25.1 million and $45.0 million as discontinued operations in 2008 and 2007, respectively. These amounts relate to 2.5 million square feet of office, industrial and retail properties and 13 rental residential units sold or held for sale during 2009, 2008 and 2007, and include net gains on the sale of these properties of $18.5 million and $34.5 million in 2006 and 2007, respectively.

During 2007, the Company recorded $1.5 million in income from the release of an uncertain tax liability. This item did not relate to the Operating Partnership’s operations and is thus not recorded in the Operating Partnership’s Consolidated Financial Statements.

Net Income Attributable to Noncontrolling Interests in the Operating Partnership; Net Income Attributable to Noncontrolling Interests in Consolidated Affiliates

The Company’s net income attributable to noncontrolling interests in the Operating Partnership was $4.1 million lower in 2008 as compared to 2007 primarily due to lower income from continuing operations, after preferred equity distributions, of the Operating Partnership.

Net income attributable to consolidated affiliates was $1.4 million higher in 2008 as compared to 2007 primarily due to higher gains on for-sale residential condominiums.

Dividends on Preferred Equity

Dividends on preferred equity were 37.5% lower in 2008 as compared to 2007 due to the retirement of $53.8 million and $62.0 million of preferred equity in 2008 and 2007, respectively.

Liquidity and Capital Resources

Overview

Our goal is to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our credit facilities. We generally use rents received from customers to fund our operating expenses, capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may use current cash balances, sell assets, obtain new debt and/or issue equity. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our secured and unsecured credit facilities.

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows from 2008 to 2009 ($ in thousands):

	Years Ended December 31,
	2009	2008	Change
Cash Provided By Operating Activities	$189,120	$157,822	$31,298
Cash (Used In) Investing Activities	(61,824)	(134,343)	72,519
Cash (Used In) Financing Activities	(117,354)	(12,862)	(104,492)
Total Cash Flows	$9,942	$10,617	$(675)

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

Cash used in or provided by financing activities generally relates to distributions, incurrence and repayment of debt and issuances, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we may record significant repayments and borrowings under our revolving credit facility.

The increase of $31.3 million in cash provided by operating activities of the Company in 2009 compared to 2008 was primarily the result of the net increase in the change in operating assets and liabilities as well as cash flows from net income as adjusted for changes in depreciation and amortization, impairment of assets held for use, gains on disposition of property, gains on disposition of for-sale residential condominiums and distributions of earnings from unconsolidated affiliates. We expect cash provided by operating activities to be slightly lower in 2010 due to lower anticipated net income resulting from lower average occupancy at our same property portfolio and higher interest expense.

The decrease of $72.5 million in cash used in investing activities in 2009 compared to 2008 was primarily the result of lower capital expenditures, higher proceeds from dispositions of real estate assets, and lower contributions to unconsolidated affiliates partly offset by lower proceeds from disposition of for-sale residential condominiums and reductions in changes in restricted cash and other investing activities. We currently expect cash used in investing activities to be higher in 2010 than 2009 resulting from an expected increase in net acquisition activity.

The increase of $104.5 million in cash used in financing activities in 2009 compared to 2008 was primarily the result of higher net reductions in debt, higher common dividends resulting from an increase in the number of shares of Common Stock outstanding and lower net proceeds from the sale of Common Stock, offset by lower redemptions/repurchases of Preferred Stock and lower preferred dividends from a decrease in Preferred Stock outstanding. We expect cash used in financing activities to be lower in 2010 from expected borrowings or sales of additional Common Stock to fund an expected increase in net acquisition activity.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2009	2008
Mortgages and notes payable, at recorded book value	$1,469,155	$1,604,685
Financing obligations	$37,706	$34,174
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	71,285	63,572
Common Units outstanding (not owned by the Company)	3,891	4,067

Per share stock price at year end	$33.35	$27.36
Market value of Common Stock and Common Units	$2,507,120	$1,850,603
Total market capitalization	$4,095,573	$3,571,054

Based on our total market capitalization of approximately $4.1 billion at December 31, 2009 (based on the December 31, 2009 per share stock price of $33.35 and assuming the redemption for shares of Common Stock of the approximate 3.9 million Common Units not owned by the Company), our mortgages and notes payable represented 36% of our total market capitalization.

Mortgages and notes payable at December 31, 2009 was comprised of $720.7 million of secured indebtedness with a weighted average interest rate of 6.21% and $748.4 million of unsecured indebtedness with a weighted average interest rate of 5.41%. At December 31, 2009, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and revolving construction credit facility (which had $398.4 million and $28.3 million of availability, respectively, at February 3, 2010). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs not related to a specific customer to maintain existing buildings. Tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $5.0 million at December 31, 2009. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The Company’s REIT taxable income, as determined by the federal tax laws, does not equal its net income under accounting principles generally accepted in the United States (“GAAP”). Under temporary IRS regulations, for 2010 and 2011, distributions can be paid partially using a REIT’s freely-tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to stockholders. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. The amount of future distributions that will be made is at the discretion of the Company’s Board of Directors. For a discussion of the factors that will influence decisions of the Board of Directors regarding distributions, see “Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Financing Activity

In 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes and retired the remaining $107.2 million principal amount of a two-tranched secured loan. We also obtained a $20.0 million, three-year unsecured term loan, a $115.0 million, six and a half-year secured loan and a $47.3 million, seven-year secured loan. We also repurchased $8.2 million principal amount of unsecured notes due 2017.

In 2009, we obtained a new $400.0 million unsecured revolving credit facility, which replaced our previously existing revolving credit facility. Our new revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our new revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There were no amounts outstanding under our revolving credit facility at December 31, 2009 and February 3, 2010. At December 31, 2009 and February 3, 2010, we had $1.7 million and $1.6 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2009 and February 3, 2010 was $398.3 million and $398.4 million, respectively.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at December 31, 2009, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at December 31, 2009 and February 3, 2010.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

Covenant Compliance

We are currently in compliance with all debt covenants and requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

Our revolving credit facility, $137.5 million bank term loan due in February 2011 and $20.0 million bank term loan due in March 2012 also require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value, as defined in the respective agreements, of no more than 60%. Total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once in any twelve-month period. The lenders have not previously exercised this right. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under the revolving credit facility. If we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $390.9 million principal amount of 2017 bonds outstanding and $200.0 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2009 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,469,155	$52,860	$149,344	$240,214	$242,782	$34,664	$749,291
Interest payments	455,705	84,907	82,128	67,068	58,491	49,169	113,942
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	12,230	—	—	—	—	12,230	—
Tax increment financing bond	15,374	1,116	1,193	1,277	1,365	1,460	8,963
Repurchase obligation	4,250	4,250	—	—	—	—	—
Capitalized ground lease obligations	1,191	—	—	—	—	—	1,191
Interest on financing obligations (2)	6,801	1,117	1,042	963	880	791	2,008
Capitalized Lease Obligations	244	123	102	19	—	—	—
Purchase Obligations:
Completion contracts (3)	6,729	6,729	—	—	—	—	—
Operating Lease Obligations:
Operating ground leases	36,867	1,110	1,129	1,150	1,171	1,193	31,114
Other Long Term Obligations (in accounts payable, accrued expenses and other liabilities):
DLF I obligation	1,944	556	567	578	243	—	—
KC Orlando guarantee	129	97	32	—	—	—	—
Total	$2,010,619	$152,865	$235,537	$311,269	$304,932	$99,507	$906,509

(1)	This payment schedule does not reflect two one-year extension options related to outstanding amounts on our $70.0 million secured construction facility.

(2)
This amount does not include interest on the SF-HIW Harborview Plaza, LP financing obligation, which cannot be reasonably estimated for future periods. The interest expense on this financing obligation was $0.8 million, $1.6 million and $2.6 million in 2009, 2008 and 2007, respectively. See Note 7 to our Consolidated Financial Statements.

(3)	This amount is defined as payments to be made under current contracts for various construction projects.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2009 for the variable rate debt. The weighted average interest rate on the fixed and variable rate debt was 6.67% and 1.54%, respectively, at December 31, 2009. For additional information about our mortgages and notes payable, see Note 5 to our Consolidated Financial Statements.

For additional information about our financing obligations, see Note 7 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations reflected in our Consolidated Balance Sheets, see Note 8 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

As discussed in Note 1 to our Consolidated Financial Statements, we generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, the assets and liabilities and the results of operations of these joint ventures are not included in our Consolidated Financial Statements, other than as investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2009, our unconsolidated joint ventures had $801.8 million of total assets and $626.9 million of total liabilities. At December 31, 2009, our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 36.9%. During 2009, these unconsolidated joint ventures earned $9.7 million of aggregate net income, of which our share, after purchase accounting and other adjustments related to management and leasing fees, was $5.4 million. For additional information about our unconsolidated joint venture activity, see Note 3 to our Consolidated Financial Statements.

At December 31, 2009, our unconsolidated joint ventures had $594.1 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2009 ($ in thousands):

2010	$10,343
2011	6,296
2012	40,253
2013	23,618
2014	61,610
Thereafter	96,435
	$238,555	(1)

(1)
This amount includes $1.5 million related to the outstanding debt of a 261,000 square foot office property, the equity interest in which is owned directly by the Company, and thus is included in the Company’s Consolidated Financial Statements, but is not included in the Operating Partnership’s Consolidated Financial Statements.

All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees set forth in the following table ($ in thousands):

Guarantee Type	Entity	Location	Maturity Date	Maximum Potential Obligation	Accrual at December 31, 2009
Indirect debt	Three Fountains	Des Moines	8/2019	$1,718	$385
Debt	RRHWoods/ DCP	Des Moines	7/2014	$1,336	$49
Debt	RRHWoods	Des Moines	11/2011	$2,795	$15
Indirect debt	RRHWoods	Des Moines	9/2015	$3,112	$245

Financing Arrangements

- SF-HIW Harborview Plaza, LP (“Harborview”)

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP remain in our Consolidated Financial Statements.

As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.2 million and $13.9 million at December 31, 2009 and 2008, respectively. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

- Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to a wholly owned office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is recorded as a financing obligation in our Consolidated Balance Sheets. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond in a privately negotiated transaction in the fourth quarter of 2007.

- Repurchase Obligation

In connection with the disposition in the fourth quarter of 2009 of a building located in Raleigh, NC, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we had been unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remain in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement in the first quarter of 2010 and accordingly, have met the requirements to record a completed sale in the first quarter of 2010.

- Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a building. We are obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. We intend to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated at the inception of the lease using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes into interest expense for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

Interest Rate Hedging Activities

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock or similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. At December 31, 2009, we have no outstanding interest rate hedge contracts.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The policies used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2009. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed and determined the appropriateness of our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Impairment of long-lived assets and investments in unconsolidated affiliates;

•	Sales of real estate;

•	Allowance for doubtful accounts; and

•	Rental and other revenues.

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at amortized cost. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in prepaid expenses and other assets or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the accrued below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in net real estate assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

The value of a customer relationship is based on our overall relationship with the respective customer. Factors considered include the customer’s credit quality and expectations of lease renewals. The value of a customer relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when we believe a sale is probable. We believe a sale is probable when we execute a legally enforceable contract on terms that have been approved by the Company’s Board, or a committee thereof, and the probable buyer’s due diligence investigation period, if any, has expired. This determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy, change in our designation of an asset as a core or non-core holding or market value less than cost, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

We analyze our investments in unconsolidated affiliates for impairment. Such analysis consists of determining whether an expected loss in market value of an investment is other than a temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing arrangement. For transactions treated as financing arrangements, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation, are reflected as interest expense on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the then current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit is recorded to a related discount account and the revised discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as a repurchase obligation expires, a sale is recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation, are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our total receivables balance related to our customers is comprised primarily of rents and operating cost recoveries as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Rental and Other Revenues

Rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met: a fully executed lease termination agreement has been delivered; the customer has vacated the space; the amount of the fee is determinable; and collectability of the fee is reasonably assured.

Property operating cost recoveries from customers (“cost reimbursements”) are determined on a calendar year and a lease-by-lease basis. The most common types of cost reimbursements in our leases are common area maintenance (“CAM”) and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year. The computation of property operating cost recovery income from customers is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer’s final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

Funds From Operations (“FFO”)

The Company believes that FFO and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a standalone basis. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

The Company’s presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is calculated as follows:

•	Net income/(loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Less net income attributable to noncontrolling interests;
•	Plus depreciation and amortization of real estate assets;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales, related to discontinued operations.

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

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Years Ended December 31,
	2009		2008		2007
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$61,694		$35,610		$97,095
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,197)		(1,577)		(5,671)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(11)		(2,041)		(679)
Dividends on preferred stock	(6,708)		(9,804)		(13,477)
Excess of preferred stock redemption/repurchase cost over carrying value	—		(108)		(2,285)
Net income available for common stockholders	51,778	$0.76	22,080	$0.37	74,983	$1.31
Add/(Deduct):
Depreciation and amortization of real estate assets	129,150	1.79	122,728	1.93	115,923	1.88
(Gains) on disposition of depreciable properties	(127)	—	(126)	—	(3,952)	(0.06)
Net income attributable to noncontrolling interests in the Operating Partnership	3,197	—	1,577	—	5,671	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	12,839	0.18	12,751	0.20	13,438	0.21
(Gains) on disposition of depreciable properties	(781)	(0.01)	—	—	(7,158)	(0.12)
Discontinued operations:
Depreciation and amortization of real estate assets	835	0.01	2,947	0.05	5,523	0.09
(Gains) on disposition of depreciable properties	(21,843)	(0.30)	(18,485)	(0.29)	(34,861)	(0.57)
Release of uncertain tax liability	—	—	—	—	(1,473)	(0.02)
Funds from operations	$175,048	$2.43	$143,472	$2.26	$168,094	$2.72

Weighted average shares outstanding (1) (2)	72,079		63,492		61,782

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

(2)
Weighted average shares outstanding for the years ended December 31, 2008 and 2007 have been revised from previously reported amounts to include our total number of restricted shares, as disclosed in Note 1 to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes “forward-looking statements” and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. Actual future results may differ materially from those presented. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and the Notes to Consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments.

To meet in part our long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our debt consists of secured and unsecured long-term financings, unsecured debt securities, loans and credit facilities, which typically bear interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We generally do not hold or issue these derivative contracts for trading or speculative purposes.

At December 31, 2009, we had $1,270 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2009 was $1,246 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt at December 31, 2009 would have been approximately $54.3 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt at December 31, 2009 would have been approximately $57.7 million higher.

At December 31, 2009, we had $199.2 million of variable rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2009 was $194.0 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower during the 12 months ended December 31, 2009, our interest expense relating to this debt would have decreased or increased by approximately $2.0 million.

We have no outstanding hedge contracts at December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS

See page 52 for Index to Consolidated Financial Statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

General

The purpose of this section is to discuss our controls and procedures. The statements in this section represent the conclusions of Edward J. Fritsch, the Company’s President and Chief Executive Officer (“CEO”), and Terry L. Stevens, the Company’s Senior Vice President and Chief Financial Officer (“CFO”).

The CEO and CFO evaluations of our controls and procedures include a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report. We seek to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, is undertaken. Our controls and procedures are also evaluated on an ongoing basis by or through the following:

•	activities undertaken and reports issued by employees and third parties responsible for testing our internal control over financial reporting;

•	quarterly sub-certifications by representatives from appropriate business and accounting functions to support the CEO’s and CFO’s evaluations of our controls and procedures;

•	other personnel in our finance and accounting organization;

•	members of our internal disclosure committee; and

•	members of the audit committee of the Company’s Board of Directors.

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

Management’s Annual Report on The Company’s Internal Control Over Financial Reporting

The Company is required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting at December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2009, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting at December 31, 2009.

Management’s Annual Report on The Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting at December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2009, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on The Company’s Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 11, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 11, 2010

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Disclosure Controls And Procedures

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO believe that the Company’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report. The Company’s CEO and CFO also believe that the Operating Partnership’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2010. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 13, 2010.

PART IV

ITEM 15. EXHIBITS

Financial Statements

Reference is made to the Index of Financial Statements on page 52 for a list of the consolidated financial statements of Highwoods Properties, Inc. and Highwoods Realty Limited Partnership included in this report.

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Charter of the Company (filed as part of the Company’s Current Report on Form 8-K dated May 15, 2008)
3.2	Amended and Restated Bylaws of the Company (filed as part of the Company’s Current Report on Form 8-K dated May 15, 2008)
4
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

10.3	2009 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2009)
10.4
Form of warrants to purchase Common Stock of the Company issued to former shareholders of Associated Capital Properties, Inc. (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.5
Credit Agreement, dated as of December 21, 2009, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company’s Current Report on Form 8-K dated December 21, 2009)

10.6	Highwoods Properties, Inc. Retirement Plan, effective as of March 1, 2006 (filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.7
Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Edward J. Fritsch (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.8
Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Michael E. Harris (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9
Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Terry L. Stevens (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.10
Amended and Restated Executive Supplemental Employment Agreement, dated as of April 13, 2007, between the Company and Jeffrey D. Miller (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Operating Partnership
21	Schedule of subsidiaries
23.1	Consent of Deloitte & Touche LLP for Highwoods Properties, Inc.
23.2	Consent of Deloitte & Touche LLP for Highwoods Realty Limited Partnership

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 11, 2010

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets:
Real estate assets, at cost:
Land	$350,537	$352,005
Buildings and tenant improvements	2,880,632	2,815,967
Development in process	—	61,938
Land held for development	104,148	98,946
	3,335,317	3,328,856
Less-accumulated depreciation	(781,073)	(712,837)
Net real estate assets	2,554,244	2,616,019
For-sale residential condominiums	12,933	24,284
Real estate and other assets, net, held for sale	5,031	5,096
Cash and cash equivalents	23,699	13,757
Restricted cash	6,841	2,258
Accounts receivable, net of allowance of $2,810 and $1,281, respectively	21,069	23,687
Notes receivable, net of allowance of $698 and $459, respectively	3,143	3,602
Accrued straight-line rents receivable, net of allowance of $2,443 and $2,082, respectively	82,600	79,706
Investment in unconsolidated affiliates	66,077	67,723
Deferred financing and leasing costs, net of accumulated amortization of $52,129 and $52,494, respectively	73,517	72,992
Prepaid expenses and other assets	37,947	37,046
Total Assets	$2,887,101	$2,946,170

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,469,155	$1,604,685
Accounts payable, accrued expenses and other liabilities	117,328	135,609
Financing obligations	37,706	34,174
Total Liabilities	1,624,189	1,774,468
Commitments and Contingencies
Noncontrolling interests in the Operating Partnership	129,769	111,278
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
71,285,303 and 63,571,705 shares issued and outstanding	713	636
Additional paid-in capital	1,751,398	1,616,093
Distributions in excess of net earnings	(701,932)	(639,281)
Accumulated other comprehensive loss	(3,811)	(4,792)
Total Stockholders’ Equity	1,127,960	1,054,248
Noncontrolling interests in consolidated affiliates	5,183	6,176
Total Equity	1,133,143	1,060,424
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,887,101	$2,946,170

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Rental and other revenues	$454,026	$450,291	$418,409
Operating expenses:
Rental property and other expenses	164,255	161,852	149,517
Depreciation and amortization	131,048	124,673	118,341
Impairment of assets held for use	13,518	32,846	789
General and administrative	36,682	38,043	41,570
Total operating expenses	345,503	357,414	310,217
Interest expense:
Contractual	81,982	92,858	93,975
Amortization of deferred financing costs	2,760	2,716	2,415
Financing obligations	2,130	2,918	3,930
	86,872	98,492	100,320
Other income:
Interest and other income	8,263	3,825	6,383
Gains on debt extinguishment	1,287	—	—
	9,550	3,825	6,383
Income/(loss) from continuing operations before disposition of property and condominiums, insurance
settlement and equity in earnings of unconsolidated affiliates	31,201	(1,790)	14,255
Gains on disposition of property	266	781	20,562
Gains on for-sale residential condominiums	922	5,617	—
Gain from property insurance settlement	—	—	4,128
Equity in earnings of unconsolidated affiliates	5,421	5,878	13,110
Income from continuing operations	37,810	10,486	52,055
Discontinued operations:
Income from discontinued operations	2,418	6,639	9,090
Net gains on disposition of discontinued operations	21,466	18,485	34,477
Release of uncertain tax liability	—	—	1,473
	23,884	25,124	45,040
Net income	61,694	35,610	97,095
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,197)	(1,577)	(5,671)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(11)	(2,041)	(679)
Dividends on preferred stock	(6,708)	(9,804)	(13,477)
Excess of preferred stock redemption/repurchase cost over carrying value	—	(108)	(2,285)
Net income available for common stockholders	$51,778	$22,080	$74,983
Earnings per common share – basic:
Income/(loss) from continuing operations available for common stockholders	$0.43	$(0.03)	$0.58
Income from discontinued operations available for common stockholders	0.33	0.40	0.74
Net income available for common stockholders	$0.76	$0.37	$1.32
Weighted average Common Shares outstanding – basic	67,971	59,320	56,929
Earnings per common share – diluted:
Income/(loss) from continuing operations available for common stockholders	$0.43	$(0.03)	$0.58
Income from discontinued operations available for common stockholders	0.33	0.40	0.73
Net income available for common stockholders	$0.76	$0.37	$1.31
Weighted average Common Shares outstanding – diluted	72,079	59,320	61,782
Dividends declared and paid per common share	$1.70	$1.70	$1.70
Net income available for common stockholders:
Income/(loss) from continuing operations available for common stockholders	$29,282	$(1,459)	$33,051
Income from discontinued operations available for common stockholders	22,496	23,539	41,932
Net income available for common stockholders	$51,778	$22,080	$74,983

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

(in thousands, except share amounts)

For the Years Ended December 31, 2009, 2008 and 2007

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distri-butions in Excess of Net Earnings	Total
Balance at December 31, 2006, as previously reported	56,211,148	$562	$104,945	$92,500	$1,449,337	$(1,515)	$—	$(538,098)	$1,107,731
Cumulative change from adoption of new accounting principle (see Note 1)	—	—	—	—	(116,077)	—	2,877	—	(113,200)
Balance at December 31, 2006, as adjusted	56,211,148	562	104,945	92,500	1,333,260	(1,515)	2,877	(538,098)	994,531
Cumulative change from measurement of uncertain tax liability	—	—	—	—	—	—	—	(1,424)	(1,424)
Issuances of Common Stock, net	692,281	7	—	—	7,060	—	—	—	7,067
Conversions of Common Units to Common Stock	55,836	1	—	—	2,165	—	—	—	2,166
Dividends on Common Stock	—	—	—	—	—	—	—	(96,554)	(96,554)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(13,477)	(13,477)
Adjustments to noncontrolling interests in the Operating Partnership	—	—	—	—	42,603	—	—	—	42,603
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	5,651	—	5,651
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(2,404)	—	(2,404)
Issuances of restricted stock, net	207,928	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(22,008)	(40,000)	2,037	—	—	(2,285)	(62,256)
Share-based compensation expense	—	2	—	—	5,029	—	—	—	5,031
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(5,671)	(5,671)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	679	(679)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	97,095	97,095
Other comprehensive income	—	—	—	—	—	577	—	—	577
Total comprehensive income									97,672
Balance at December 31, 2007, as adjusted	57,167,193	572	82,937	52,500	1,392,154	(938)	6,803	(561,093)	972,935
Issuances of Common Stock, net	6,171,621	62	—	—	209,922	—	—	—	209,984
Conversions of Common Units to Common Stock	66,814	1	—	—	2,021	—	—	—	2,022
Dividends on Common Stock	—	—	—	—	—	—	—	(100,268)	(100,268)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(9,804)	(9,804)
Adjustments to noncontrolling interests in the Operating Partnership	—	—	—	—	3,826	—	—	—	3,826
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	625	—	625
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(3,293)	—	(3,293)
Issuances of restricted stock, net	166,077	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(53,845)	—	1,454	—	—	(108)	(52,499)
Share-based compensation expense	—	1	—	—	6,716	—	—	—	6,717
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(1,577)	(1,577)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	2,041	(2,041)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	35,610	35,610
Other comprehensive loss	—	—	—	—	—	(3,854)	—	—	(3,854)
Total comprehensive income									31,756
Balance at December 31, 2008, as adjusted	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity – Continued

(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distri-butions in Excess of Net Earnings	Total
Balance at December 31, 2008, as adjusted	63,571,705	636	29,092	52,500	1,616,093	(4,792)	6,176	(639,281)	1,060,424
Issuances of Common Stock, net	7,296,816	73	—	—	150,868	—	—	—	150,941
Conversions of Common Units to Common Stock	176,042	2	—	—	5,589	—	—	—	5,591
Dividends on Common Stock	—	—	—	—	—	—	—	(114,429)	(114,429)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,708)	(6,708)
Adjustments to noncontrolling interests in the Operating Partnership	—	—	—	—	(27,717)	—	—	—	(27,717)
Distributions to noncontrolling interests in consolidated affiliates	—	—		—	—	—	(1,004)	—	(1,004)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	6,565	—	—	—	6,567
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,197)	(3,197)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	11	(11)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	61,694	61,694
Other comprehensive income	—	—	—	—	—	981	—	—	981
Total comprehensive income									62,675
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$61,694	$35,610	$97,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116,819	112,299	109,546
Amortization of lease commissions	15,064	15,321	14,318
Amortization of lease incentives	1,110	1,041	962
Share-based compensation expense	6,567	6,717	5,031
Amortization of deferred financing costs	2,760	2,716	2,415
Amortization of accumulated other comprehensive loss/(income)	(249)	181	577
Impairment of assets held for use	13,518	32,846	789
Gains on debt extinguishment	(1,287)	—	—
Gains on disposition of property	(21,732)	(19,266)	(55,039)
Gains on disposition of for-sale residential condominiums	(922)	(5,617)	—
Gain from property insurance settlement	—	—	(4,128)
Equity in earnings of unconsolidated affiliates	(5,421)	(5,878)	(13,110)
Release of uncertain tax liability	—	—	(1,424)
Changes in financing obligations	392	80	454
Distributions of earnings from unconsolidated affiliates	4,180	5,994	4,462
Changes in operating assets and liabilities:
Accounts receivable	336	(1,876)	481
Prepaid expenses and other assets	(2,629)	(352)	(2,152)
Accrued straight-line rents receivable	(4,037)	(5,963)	(7,418)
Accounts payable, accrued expenses and other liabilities	2,957	(16,031)	8,804
Net cash provided by operating activities	189,120	157,822	161,663
Investing activities:
Additions to real estate assets and deferred leasing costs	(151,482)	(231,422)	(287,491)
Net proceeds from disposition of real estate assets	77,288	64,858	144,646
Net proceeds from property insurance settlement	—	—	4,940
Net proceeds from disposition of for-sale residential condominiums	12,196	27,140	—
Distributions of capital from unconsolidated affiliates	3,955	3,214	19,258
Net repayments of notes receivable	459	1,624	2,918
Contributions to unconsolidated affiliates	(952)	(12,741)	(4,716)
Changes in restricted cash and other investing activities	(3,288)	12,984	(30,259)
Net cash used in investing activities	(61,824)	(134,343)	(150,704)
Financing activities:
Dividends on Common Stock	(114,429)	(100,268)	(96,554)
Redemptions/repurchases of Preferred Stock	—	(52,499)	(62,256)
Dividends on Preferred Stock	(6,708)	(9,804)	(13,477)
Distributions to noncontrolling interests in the Operating Partnership	(6,832)	(6,678)	(7,164)
Distributions to noncontrolling interests in consolidated affiliates	(1,004)	(3,293)	(2,404)
Net proceeds from the issuance of Common Stock	150,941	209,984	7,067
Repurchase of Common Units from noncontrolling interests	—	(3,293)	(27,468)
Borrowings on revolving credit facility	128,000	462,183	399,800
Repayments on revolving credit facility	(291,000)	(526,983)	(545,500)
Borrowings on mortgages and notes payable	217,215	192,300	424,431
Repayments of mortgages and notes payable	(188,501)	(173,259)	(101,970)
Borrowings on financing obligations	4,184	—	—
Payments on financing obligations	(1,044)	(977)	(913)
Contributions from noncontrolling interests in consolidated affiliates	—	625	5,651
Additions to deferred financing costs	(8,176)	(900)	(3,752)
Net cash used in financing activities	(117,354)	(12,862)	(24,509)
Net increase/(decrease) in cash and cash equivalents	9,942	10,617	(13,550)
Cash and cash equivalents at beginning of the period	13,757	3,140	16,690
Cash and cash equivalents at end of the period	$23,699	$13,757	$3,140

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2009	2008	2007
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financing arrangements of $486, $1,579 and $2,148 for 2009, 2008 and 2007, respectively)	$85,422	$97,518	$88,867

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2009	2008	2007
Unrealized gains/(losses) on cash flow hedges	$937	$(1,376)	$—
Conversion of Common Units to Common Stock	$5,591	$2,022	$2,166
Changes in accrued capital expenditures	$(19,098)	$(7,833)	$(11,864)
Write-off of fully depreciated real estate assets	$33,006	$34,633	$18,341
Write-off of fully amortized deferred financing and leasing costs	$19,194	$14,705	$9,708
Unrealized gains/(losses) on marketable securities held in our non-qualified deferred compensation plan	$1,497	$(2,177)	$(128)
Mark-to-market adjustment to noncontrolling interests in the Operating Partnership	$27,717	$(3,826)	$42,603
Assumption of mortgages payable to acquire real estate assets	$—	$8,348	$—
Issuance of Common Units to acquire real estate assets	$—	$6,325	$—
Unrealized gains/(losses) on tax increment financing bond	$293	$(2,659)	$—

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

The Company is the sole general partner of the Operating Partnership. At December 31, 2009, the Company owned all of the Preferred Units and 70.9 million, or 94.8%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.9 million Common Units. In the event the Company issues shares of Common Stock, the proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2009, the Company redeemed 176,042 Common Units for a like number of shares of Common Stock. In June 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. The net impact of this offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% at December 31, 2008 to 94.8% at December 31, 2009.

At December 31, 2009, the Company and/or the Operating Partnership wholly owned: 307 in-service office, industrial and retail properties, comprising 27.8 million square feet; 96 rental residential units; 581 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional three office and industrial properties that are in service but not yet stabilized and 40 for-sale condominiums (which are owned through a consolidated, majority-owned joint venture). In addition, we owned interests (50.0% or less) in 70 in-service office and industrial properties, one office property under development, 53 acres of undeveloped land suitable for future development and 418 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. Five of the 50.0% or less owned in-service office properties are consolidated as more fully described below and in Notes 3, 7 and 9 to our Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Balance Sheet at December 31, 2008 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties held for sale at December 31, 2009 and the retroactive accounting modifications described below. The Consolidated Statements of Income for the years ended December 31, 2008 and 2007 were also revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 which qualified for discontinued operations presentation and the retroactive accounting modifications described below.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Beginning in the first quarter of 2009, we were required to present noncontrolling interests, defined as the portion of equity in a subsidiary not attributable directly or indirectly to the parent, as a separate component of equity in the Consolidated Balance Sheets subject to existing requirements for the classification and measurement of redeemable securities. Additionally, we were required to modify the presentation of net income by attributing earnings and other comprehensive income to controlling and noncontrolling interests. These accounting changes were required to be retroactively applied for all periods presented. Below are the steps we have taken as a result of retroactively applying these changes to previously reported amounts:

•
We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million, $6.8 million and $2.9 million at December 31, 2008, 2007 and 2006, respectively.

•
We no longer deduct net income attributable to noncontrolling interests in consolidated affiliates and the Operating Partnership when determining net income. As a result, net income for the years ended December 31, 2008 and 2007 increased $3.6 million and $6.4 million, respectively, from the previously reported amounts. The adoption of these requirements had no effect on our net income available for common stockholders or our earnings per common share.

•
We have adjusted noncontrolling interests in the Operating Partnership so that the carrying value equals the greater of historical cost or redemption value and continue to present it in the mezzanine section of our Consolidated Balance Sheets because the noncontrolling interest holders may compel the Operating Partnership, at their discretion, to redeem the Common Units, as previously discussed. We record the offset to this adjustment through additional paid-in capital since distributions are in excess of earnings. As a result, noncontrolling interests in the Operating Partnership at December 31, 2008 increased $45.6 million from the previously reported amount. Additional paid-in capital at December 31, 2008, 2007 and 2006 increased/(decreased) by $45.6 million, $55.9 million and $(116.1) million, respectively, from the previously reported amounts.

Beginning in the first quarter of 2009, we also were required to include our total number of restricted Common Shares outstanding in the calculation of weighted average Common Shares outstanding, basic and diluted, for all periods presented. As a result, for the year ended December 31, 2008, weighted average Common Shares outstanding, basic and diluted, are 516,725 and 253,725 shares higher than previously reported, respectively. For the year ended December 31, 2007, weighted average Common Shares outstanding, basic and diluted, are 485,002 and 234,511 shares higher than previously reported, respectively. Basic earnings per common share for each of the years ended December 31, 2008 and 2007 was $0.01 lower than previously reported. Diluted earnings per common share for the year ended December 31, 2008 was $0.01 lower than previously reported and diluted earnings per common share for the year ended December 31, 2007 was unchanged from the previously reported amount.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2009, we had involvement with no entities that we deemed to be variable interest entities. All significant intercompany transactions and accounts have been eliminated.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at amortized cost. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in prepaid expenses and other assets or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the accrued below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

In-place leases acquired are recorded at their fair value in net real estate assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

The value of a customer relationship is based on our overall relationship with the respective customer. Factors considered include the customer’s credit quality and expectations of lease renewals. The value of a customer relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases.

Real estate and other assets are classified as long-lived assets held for use and as long-lived assets held for sale. Real estate is classified as held for sale when we believe a sale is probable. We believe a sale is probable when we execute a legally enforceable contract on terms that have been approved by the Company’s Board, or a committee thereof, and the probable buyer’s due diligence investigation period, if any, has expired. This determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy, change in our designation of an asset as a core or non-core holding or market value less than cost, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

We analyze our investments in unconsolidated affiliates for impairment. Such analysis consists of determining whether an expected loss in market value of an investment is other than a temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing arrangement. For transactions treated as financing arrangements, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation, are reflected as interest expense on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the then current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit is recorded to a related discount account and the revised discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as a repurchase obligation expires, a sale is recorded and gain recognized.

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation, are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our total receivables balance related to our customers is comprised primarily of rents and operating cost recoveries as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Rental and Other Revenues

Rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met: a fully executed lease termination agreement has been delivered; the customer has vacated the space; the amount of the fee is determinable; and collectability of the fee is reasonably assured.

Property operating cost recoveries from customers are determined on a calendar year and lease-by-lease basis. The most common types of cost reimbursements in our leases are CAM and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year. The computation of property operating cost recovery income from customers is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer’s final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is to be paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities generally will not be significant in comparison to the cash flows from the property prior to sale.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign the lease, are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Investments in Unconsolidated Affiliates

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated affiliates.

From time to time, we may contribute real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. In such instances, we assess whether we have continuing involvement in the joint venture and account for the transaction according to the nature and extent of such involvement. If the sales price is reasonably assured and we are not required to support the operations of the property or its related obligations to an extent greater than our proportionate interest, a gain is recognized to the extent of the third party investor’s interest and we account for our interest in the joint venture using the equity method. If these criteria have not been met, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a completed sale.

Additionally, our joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt (see Note 8). In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. It includes security deposits from sales contracts on for-sale residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements, and deposits given to lenders to unencumber secured properties, if any.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Income Taxes

We have elected and expect to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, we are required to pay dividends to our stockholders equal to at least 90.0% of our annual REIT taxable income, excluding capital gains. Under temporary IRS regulations, for 2010 and 2011, distributions can be paid partially using a REIT’s freely-tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash.

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

Concentration of Credit Risk

We perform ongoing credit evaluations of our customers. At December 31, 2009, the wholly owned properties, defined as in-service properties (excluding rental residential units) to which we have title and 100.0% ownership rights (“Wholly Owned Properties”), were leased to 1,719 customers in nine primary geographic locations. The geographic locations that comprise greater than 10.0% of our annualized cash rental revenue are Raleigh, NC, Tampa, FL, Atlanta, GA, Nashville, TN and Kansas City, MO. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10% of our consolidated revenues during 2009.

We maintain our cash and cash equivalents and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Derivative Financial Instruments

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock and similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Our objective in using interest rate hedge contracts is to add stability to interest expense and manage our exposure to interest rate fluctuations. To accomplish this objective, we sometimes use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings. We do not hold these derivative contracts for trading or speculative purposes and generally do not have any derivatives that are not designated as hedges. Interest rate hedge contracts typically contain a provision whereby if we default on any of our indebtedness, we could also be declared in default on our hedge contracts.

We are exposed to certain losses in the event of nonperformance by the counterparty under any outstanding hedge contracts. We expect the counterparty, which generally is a major financial institution, to perform fully under any such contracts. However, if any counterparty were to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted Common Shares outstanding - basic. Diluted earnings per share is computed by dividing net income available to common stockholders plus noncontrolling interests in the Operating Partnership by the weighted Common Shares outstanding – basic plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method.

Recently Issued Accounting Standards

Beginning in the first quarter of 2010, we will be required to perform an ongoing assessment to determine whether each entity in which we have an equity interest is a variable interest entity that should be consolidated if qualitative factors indicate we have the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of this new requirement is not expected to have a material impact on our financial statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.      Real Estate Assets

Acquisitions

In 2009, we acquired a 220,000 square foot office building in Tampa, FL for a total investment of $24.7 million, including approximately $2.4 million of building improvements and other costs related to this acquisition. In 2008, we acquired a 135,000 square foot office building in Memphis, TN in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% secured debt, both of which were recorded at fair value of $6.3 million and $8.4 million, respectively. In 2007, we made no significant acquisitions.

Dispositions

In 2009, we sold 517,000 square feet of non-core retail and office properties for gross proceeds of $78.2 million and recorded gains of $21.7 million. A 30,000 square foot office property disposition for $4.2 million was accounted for as a financing arrangement as described in Note 7. In 2008, we sold 744,000 square feet of office and industrial properties for gross proceeds of approximately $56.8 million and recorded net gains of $17.9 million. We also sold 38 acres of non-core land for gross sale proceeds of $9.2 million and recorded a net gain of $0.3 million. In 2007, we sold 1,240,000 square feet of office and industrial properties for gross proceeds of $113.9 million and recorded gains of $34.7 million. We also sold 133 acres of non-core land for gross sale proceeds of $37.4 million and recorded gains of $16.6 million.

Impairments

We recorded impairment of assets held for use located in Winston-Salem and Greensboro, NC of $13.5 million in 2009 and $32.8 million in 2008. The 2009 impairment related to 12 office properties, 11 of which were previously impaired in 2008, six industrial properties and two retail properties. We recorded an impairment of $0.8 million in 2007 related to one land parcel. Impairments can arise from a number of factors which are subject to change; accordingly, we may be required to take additional impairment charges in the future.

Development

We currently have two office properties and one industrial property recently completed, but not yet stabilized, aggregating 501,000 square feet. We define “stabilized” as the earlier of the original projected stabilization date or the date such project is at least 95% occupied. The aggregate cost, including leasing commissions, of these properties currently is expected to be $69.2 million when fully leased, of which $64.2 million had been incurred at December 31, 2009. The dollar weighted average pre-leasing of these properties was approximately 43% at December 31, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet at December 31, 2009.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments

Unconsolidated Affiliates

We have retained equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated investors. We account for these unconsolidated affiliates using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

Investments in unconsolidated affiliates consisted of the following at December 31, 2009:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
4600 Madison Associates, LLC	Kansas City, MO	12.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LLC	Des Moines, IA	50.00%
Dallas County Partners II, LLC	Des Moines, IA	50.00%
Dallas County Partners III, LLC	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%
HIW Development B, LLC	Charlotte, NC	10.00%

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments– Continued

Combined summarized financial information for our unconsolidated affiliates is as follows:

	December 31,
	2009	2008
Balance Sheets:
Assets:
Real estate assets, net	$683,257	$718,977
All other assets, net	118,513	115,688
Total Assets	$801,770	$834,665

Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$594,084	$616,145
All other liabilities	32,855	33,546
Partners’ or shareholders’ equity	174,831	184,974
Total Liabilities and Partners’ or Shareholders’ Equity	$801,770	$834,665

Our share of historical partners’ or shareholders’ equity	$34,631	$37,323
Net excess of cost of investments over the net book value of underlying net assets (2)	19,038	18,721
Carrying value of investments in unconsolidated affiliates, net of negative investment balances included in other liabilities (3)	$53,669	$56,044

Our share of unconsolidated non-recourse mortgage debt (1)	$238,555	$246,686

(1)	Our share of future principal payments, including amortization, due on mortgages and notes payable at December 31, 2009 is as follows:

2010	$10,343
2011	6,296
2012	40,253
2013	23,618
2014	61,610
Thereafter	96,435
$238,555

All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) guarantees (see Note 8).

(2)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.

(3)
During the third quarter of 2006, three of our Des Moines joint ventures made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. Although the new debt is non-recourse, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, as discussed in Note 8. We recorded the distributions as a reduction of our investment account and included the resulting negative investment balances of $12.4 million and $11.7 million in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments– Continued

	Years Ended December 31,
	2009	2008	2007
Income Statements:
Rental and other revenues	$149,856	$161,593	$143,594
Expenses:
Rental property and other expenses	72,344	79,647	62,194
Depreciation and amortization	35,537	34,702	30,896
Interest expense	35,245	36,117	34,259
Total expenses	143,126	150,466	127,349
Income before disposition of properties	6,730	11,127	16,245
Gains on disposition of properties	2,963	—	20,621
Net income	$9,693	$11,127	$36,866
Our share of:
Net income (1)	$5,421	$5,878	$13,110
Depreciation and amortization of real estate assets	$12,839	$12,751	$13,438
Interest expense	$14,074	$14,587	$14,415
Net gain on disposition of depreciable properties	$582	$—	$7,158

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

The following summarizes additional information related to certain of our unconsolidated affiliates:

 - Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, previously provided property management, leasing, brokerage and certain construction related services to certain of our Wholly Owned Properties in Kansas City, MO. These services were reduced by us to only leasing-related services in 2009. Kessinger/Hunter, LLC received $0.5 million, $2.6 million and $3.8 million from us for these services in 2009, 2008 and 2007, respectively.

 - Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 8.

In 2009, DLF I sold a property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in 2009.

In 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. We recorded $2.1 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in 2007. Also, DLF I acquired Eola Park Centre, a 167,000 square foot office building in Orlando, FL, for $39.3 million and obtained a $27.7 million loan secured by the property.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments– Continued

 - Highwoods DLF 97/26 DLF 99/32, L.P. (“DLF II”)

In 2009, DLF II sold one property for gross proceeds of $7.1 million and recorded an impairment charge of $0.5 million. We recorded $0.2 million as our proportionate share of this impairment charge through equity in earnings of unconsolidated affiliates in 2009.

 - Highwoods-DLF Forum, LLC (“DLF Forum”)

In 2008, we contributed $12.3 million to this joint venture for a 25% ownership interest. The joint venture acquired The Forum, a 635,000 square foot office park in Raleigh, NC, for approximately $113 million and obtained a $67.5 million loan secured by the property.

 - HIW-KC Orlando, LLC (“KC Orlando”)

We made certain commitments to this joint venture as discussed in Note 8 at the time of the formation, which reduced our gain on the partial sale. In the event that unused commitments expire, we record additional gains on disposition of property as a component of income from continuing operations due to our significant continuing involvement with the joint venture.

 - HIW Development B, LLC

In 2009, we contributed $0.3 million to this joint venture for a 10% ownership interest. Simultaneous with the formation, this joint venture acquired land for $3.4 million to be used for development. This joint venture is constructing a build-to-suit office property in Charlotte, NC for which we will receive customary development fees.

 - Weston Lakeside, LLC

In 2007, Weston Lakeside, LLC, an unconsolidated affiliate in which we had a 50.0% ownership interest, sold 332 rental residential units located in the Raleigh, NC metropolitan area to a third party for gross proceeds of $45.0 million and paid off all of the outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in 2007 related to this sale. We recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates in 2007. Our share of the gain was less than 50.0% due to our joint venture partner’s preferred return as the developer. We received aggregate net distributions of $6.2 million.

 - Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of our respective joint venture partner’s interest in rental and other revenues. In the years ended December 31, 2009, 2008 and 2007, we recognized $2.1 million, $2.1 million and $2.2 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments– Continued

Consolidated Affiliates

The following summarizes our consolidated affiliates:

 - Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel’s properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been approximately $12.9 million had the entity been liquidated at December 31, 2009. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

 - SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview’s property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 7, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

 - Plaza Residential, LLC (“Plaza Residential”)

In 2007, through our taxable REIT subsidiary, we contributed $10.6 million for a majority owned interest in Plaza Residential, which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower being developed by us in Raleigh, NC. Our partner has a 7.0% ownership interest in the joint venture, performed development services for the joint venture for a market development fee, guaranteed 40.0% of the construction financing and will receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We consolidate this joint venture since we own the majority interest. We have estimated our net economic interest through the completion of this project to be approximately 86.0% at December 31, 2009 and have recorded our partner’s noncontrolling interest accordingly. Our estimate of our partner’s economic ownership, which is impacted by our partner’s preferred return, decreased from 25% at December 31, 2008 to 14% at December 31, 2009 due to changes in our assumptions related primarily to projected timing of sales and estimated net gains.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments– Continued

For-sale residential condominiums in our Consolidated Balance Sheets include completed, but unsold, condominium inventory owned by Plaza Residential at December 31, 2009 and 2008. We initially record receipts of deposits as other liabilities in our Consolidated Balance Sheets in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. During 2009 and 2008, we received $13.0 million and $28.6 million, respectively, in gross revenues and recorded $12.0 million and $23.0 million, respectively, of cost of goods sold from condominium sales activity. Net gains on for-sale residential condominiums in our Consolidated Statements of Income include gains on the sale of for-sale residential condominiums and forfeitures of earnest money deposits of $0.3 million and $0.6 million, respectively, for the year ended December 31, 2009. Gains on for-sale residential condominiums in our Consolidated Statement of Income include gains on the sale of for-sale residential condominiums and forfeitures of earnest money deposits of $4.4 million and $1.2 million, respectively, for the year ended December 31, 2008. We had no such gains or forfeitures in 2007.

4.      Deferred Financing and Leasing Costs

At December 31, 2009 and 2008, we had deferred financing costs of $16.8 million and $14.7 million, respectively, with accumulated amortization of $4.5 million and $7.8 million, respectively. At December 31, 2009 and 2008, we had deferred leasing costs of $108.8 million and $110.8 million, respectively, with related accumulated amortization of $47.6 million and $44.7 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for the years ended December 31, 2009, 2008 and 2007 was $17.8 million, $18.0 million and $16.7 million, respectively. Aggregate amortization of lease incentives (included in rental and other revenues) for the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $1.0 million and $1.0 million, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2009:

Years Ending December 31,	Amortization
2010	$17,465
2011	14,866
2012	12,222
2013	8,504
2014	6,051
Thereafter	14,409
$73,517

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Mortgages and Notes Payable

Our consolidated mortgages and notes payable consist of the following:

	December 31,
	2009	2008
Secured indebtedness: (1)
7.77% mortgage loan due 2009	$—	$78,016
7.87% mortgage loan due 2009	—	30,685
7.05% mortgage loan due 2012	188,088	190,000
6.03% mortgage loan due 2013	130,739	133,241
5.68% mortgage loan due 2013	115,958	118,535
6.88% mortgage loans due 2016	114,610	—
7.5% mortgage loan due 2016	47,108	—
5.74% to 9.00% mortgage loans due between 2009 and 2016 (2), (3)	82,483	83,840
Variable rate construction loans due between 2009 and 2010 (4)	41,741	20,869
	720,727	655,186
Unsecured indebtedness:

8.125% notes due 2009	—	50,000
5.85% notes due 2017 (5)	390,928	398,999
7.50% notes due 2018	200,000	200,000
Variable rate term loans due between 2011 and 2012 (6)	157,500	137,500
Revolving credit facility due 2013 and 2010, respectively	—	163,000
	748,428	949,499
Total	$1,469,155	$1,604,685

(1)
The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2009. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Includes mortgage debt related to SF-HIW Harborview Plaza, LP., a consolidated 20.0% owned joint venture, of $21.9 million and $22.3 million at December 31, 2009 and 2008, respectively. See Note 7.

(3)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $35.8 million and $36.6 million at December 31, 2009 and 2008, respectively. See Note 9.

(4)	Stated maturity date does not reflect two one-year extension options related to amounts outstanding on our $70.0 million secured construction facility.

(5)	This amount is net of amortized original issuance discount of $0.9 million and $1.0 million at December 31, 2009 and 2008, respectively.

(6)	The effective interest rates are 3.90% and 1.33% on our $20.0 million and $137.5 million term loans, respectively, as of December 31, 2009.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Mortgages and Notes Payable - Continued

The following table sets forth the future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2009:

Years Ending December 31,	Principal Amount
2010 (1)	$52,860
2011	149,344
2012	240,214
2013	242,782
2014	34,664
Thereafter	749,291
$1,469,155

(1)	This amount does not reflect two one-year extension options related to amounts outstanding under our $70.0 million secured construction facility.

In 2009, we obtained a new $400.0 million unsecured revolving credit facility, which replaced our previously existing revolving credit facility. Our new revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our new revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There were no amounts outstanding under our revolving credit facility at December 31, 2009 and February 3, 2010. At December 31, 2009 and February 3, 2010, we had $1.7 million and $1.6 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2009 and February 3, 2010 was $398.3 and $398.4 million, respectively.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at December 31, 2009, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at December 31, 2009 and February 3, 2010.

In 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes and retired the remaining $107.2 million principal amount of a two-tranched secured loan. We also obtained a $20.0 million, three-year unsecured term loan, a $115.0 million, six and a half-year secured loan and a $47.3 million, seven-year secured loan. We also repurchased $8.2 million principal amount of unsecured notes due 2017.

Debt Covenants

We are currently in compliance with all debt covenants and requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Mortgages and Notes Payable - Continued

Our revolving credit facility, $137.5 million bank term loan due in February 2011 and $20.0 million bank term loan due in March 2012 also require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value, as defined in the respective agreements, of no more than 60%. Total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once in any twelve-month period. The lenders have not previously exercised this right. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under the revolving credit facility. If we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $390.9 million principal amount of 2017 bonds outstanding and $200.0 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

Other Information

Total interest capitalized to development projects was $4.6 million, $8.3 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.      Derivative Financial Instruments

We terminated our last open interest rate swap in December 2009. We have no outstanding interest rate derivatives at December 31, 2009.

The following table sets forth the fair value of our prior derivative instruments:

	Fair Value as of December 31,
	2009	2008
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$—	$1,376

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.      Derivative Financial Instruments - Continued

The following table sets forth the effect of our prior cash flow hedges on AOCL and interest expense:

	Years Ended December 31,
	2009	2008	2007
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain/(loss) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$937	$(1,376)	$—

Amount of (gain)/loss reclassified out of AOCL into interest expense (effective portion):
Interest rate swaps	$(249)	$181	$577

The following table sets forth the effect of our prior derivatives not designated as hedging instruments on interest expense:

	Years Ended December 31,
	2009	2008	2007
Derivatives Not Designated as Hedging Instruments:
Amount of gain/(loss) recognized in interest expense on derivative:
Interest rate swaps	$—	$183	$(183)

7.      Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2009	2008
SF-HIW Harborview, LP financing obligation	$16,957	$16,604
Tax increment financing bond	15,374	16,418
Repurchase obligation	4,184	—
Capitalized ground lease obligation	1,191	1,152
Total	$37,706	$34,174

Harborview

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP remain in our Consolidated Financial Statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7.      Financing Arrangements - Continued

As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the original financing obligation of $12.7 million or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.2 million and $13.9 million at December 31, 2009 and 2008, respectively. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to a wholly owned office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is recorded as a financing obligation in our Consolidated Balance Sheets. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond in a privately negotiated transaction in the fourth quarter of 2007.

Repurchase Obligation

In connection with the disposition in the fourth quarter of 2009 of a building located in Raleigh, NC, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we had been unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remain in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement in the first quarter of 2010 and accordingly, have met the requirements to record a completed sale in the first quarter of 2010.

Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a building. We are obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. We intend to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated at the inception of the lease using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes into interest expense each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

8.      Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $1.6 million, $1.4 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Commitments and Contingencies - Continued

The following table sets forth our obligations for future minimum payments on operating ground leases at December 31, 2009:

2010	$1,110
2011	1,129
2012	1,150
2013	1,171
2014	1,193
Thereafter	31,114
$36,867

Other Capitalized Lease Obligations

We have other capitalized lease obligations of $0.2 million and $0.1 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

Completion Contracts

We have approximately $6.7 million of completion contracts at December 31, 2009. Completion contracts are defined as payments to be made under current contracts for various construction projects, which we expect to pay in 2010.

Environmental Matters

Substantially all of our in-service and development properties have been subjected to Phase I environmental assessments and, in certain instances, Phase II environmental assessments. Such assessments and/or updates have not revealed, nor are we aware of, any environmental liability that we believe would have a material adverse effect on our Consolidated Financial Statements. We have $0.2 million and $0.1 million reserved for environmental matters, which is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2009, 2008 and 2007, of which $0.2 million represented imputed interest expense. The balance at December 31, 2009 and 2008 is $1.6 million and $2.0 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Commitments and Contingencies - Continued

Guarantees and Other Obligations

All of our joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees set forth in the following table:

Guarantee Type	Entity	Location	Maturity Date	Maximum Potential Obligation	Accrual at December 31, 2009
Indirect debt	Three Fountains	Des Moines	8/2019	$1,718	$385
Debt	RRHWoods/ DCP	Des Moines	7/2014	$1,336	$49
Debt	RRHWoods	Des Moines	11/2011	$2,795	$15
Indirect debt	RRHWoods	Des Moines	9/2015	$3,112	$245

At the formation of the KC Orlando joint venture, we committed to fund certain future leasing costs. The remaining commitment at December 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

9.      Noncontrolling Interests

Beginning in the first quarter of 2009, we have modified the measurement and presentation of noncontrolling interests for all periods presented, as described in Note 1.

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership in the accompanying Consolidated Financial Statements relate to the ownership of Common Units by various individuals and entities other than the Company. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period, as a percent of the total number of outstanding Common Units, to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership are reduced and the Company’s share in the Operating Partnership is increased by the fair value of each redeemed security.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Noncontrolling Interests - Continued

The following table sets forth noncontrolling interests in the Operating Partnership:

	Years Ended December 31,
	2009	2008
Beginning noncontrolling interests in the Operating Partnership	$111,278	$119,195
Mark-to-market adjustment to noncontrolling interests in the Operating Partnership	27,717	(3,826)
Units issued to noncontrolling interests in the Operating Partnership	—	6,325
Conversion of Common Units to Common Stock	(5,591)	(2,022)
Repurchase of Common Units from noncontrolling interests	—	(3,293)
Net income attributable to noncontrolling interests in the Operating Partnership	3,197	1,577
Distributions to noncontrolling interests in the Operating Partnership	(6,832)	(6,678)
Total noncontrolling interests in the Operating Partnership	$129,769	$111,278

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Years Ended December 31,
	2009	2008	2007
Net income available for common stockholders	$51,778	$22,080	$74,983
Increase in additional paid in capital from conversion of Common Units to Common Stock	5,589	2,021	2,165
Change from net income available for common stockholders and transfers from noncontrolling interests	$57,367	$24,101	$77,148

Noncontrolling Interests in Consolidated Affiliates

Noncontrolling interests in consolidated affiliates, a component of equity, relates to our respective joint venture partners’ 50.0% interest in Markel and estimated 14% economic interest in Plaza Residential. Each of our joint venture partners is an unrelated third party.

10.     Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, noncontrolling interests in the Operating Partnership and liabilities that we recognize at fair value using those levels of inputs.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities which we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership are comprised of Common Units not owned by the Company. Our Level 1 liabilities are our obligations to pay benefits under our deferred compensation plan.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.      Disclosure About Fair Value of Financial Instruments – Continued

Our Level 2 liability are interest rate swaps that were outstanding at December 31, 2008 whose fair value is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond that we acquired in the fourth quarter of 2007 (see Note 7), which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our December 31, 2009 impairment analysis, which were valued using independent appraisals.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 2	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets)	$6,135	$6,135	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	16,871	—	—	16,871
Impaired real estate assets (see Note 2)	32,000	—	—	32,000
Total Assets	$55,006	$6,135	$—	$48,871

Noncontrolling Interests in the Operating Partnership	$129,769	$129,769	$—	$—

Liabilities:
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898	$—	$—
SF-Harborview Plaza, LP financing obligation	12,230	—	—	12,230
Total Liabilities	$19,128	$6,898	$—	$12,230

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.     Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 2	Level 3
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets)	$5,422	$5,422	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,468	—	—	17,468
Total Assets	$22,890	$5,422	$—	$17,468

Noncontrolling Interests in the Operating Partnership	$111,278	$111,278	$—	$—

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$—	$1,376	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,522	6,522	—	—
SF-Harborview Plaza, LP financing obligation	13,879	—	—	13,879
Total Liabilities	$21,777	$6,522	$1,376	$13,879

The following table sets forth our Level 3 asset and liability:

	December 31,
	2009	2008
Asset:
Tax Increment Financing Bond
Beginning balance	$17,468	$—
Transfer into Level 3	—	20,541
Principal repayment	(890)	(790)
Unrealized gain/(loss) (in AOCL)	293	(2,283)
Ending balance	$16,871	$17,468

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance - gross financing obligation	$13,879	$14,155
Principal repayments	(487)	(1,579)
Interest expense on financing obligation	1,807	1,757
Unrealized gain	(2,481)	(454)
Ending balance - gross financing obligation	12,718	13,879
Valuation allowance, net	4,239	2,725
Net financing obligation	$16,957	$16,604

The tax increment financing bond is carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value at December 31, 2009 was $2.4 million below the outstanding principal due on the bond. We currently intend to hold this bond, which amortizes to maturity in 2020, and do not believe that we will be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond. There is no legal right of offset with the liability recorded as a financing obligation related to this tax increment financing bond.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.     Disclosure About Fair Value of Financial Instruments – Continued

The SF-Harborview Plaza, LP financing obligation is carried at the greater of estimated fair value or original financing obligation of $12.7 million, net of the related valuation allowance as described in Note 7. The fair value was $12.2 million and $13.9 million at December 31, 2009 and 2008, respectively.

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
December 31, 2009
Cash and cash equivalents	$23,699	$23,699
Restricted cash	$6,841	$6,841
Accounts and notes receivable	$24,212	$24,212
Marketable securities (in prepaid expenses and other assets)	$6,135	$6,135
Tax increment financing bond (in prepaid expenses and other assets)	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898
Noncontrolling interests in the Operating Partnership	$129,769	$129,769

December 31, 2008
Cash and cash equivalents	$13,757	$13,757
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bond (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522
Noncontrolling interests in the Operating Partnership	$111,278	$111,278

The fair values of our mortgages and notes payable and financing obligations were estimated using the income and market approaches to approximate the price that would be paid in an orderly transaction between market participants on the measurement date. The carrying values of our cash and cash equivalents and accounts and notes receivable are equal to or approximate fair value.

11.     Equity

Common Stock Offerings

In 2009, the Company sold 7.0 million shares of Common Stock for net proceeds of $144.1 million. We used a portion of the net proceeds of the offering to retire the remaining $107.2 million principal amount of a two-tranched secured loan. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

In 2008, the Company sold 5.5 million shares of Common Stock for net proceeds of $195.0 million. We used a portion of the net proceeds of the offering to repurchase 53,845 outstanding 8.625% Series A Cumulative Redeemable Preferred Shares for an aggregate purchase price of $52.5 million. The remaining net proceeds from the offering were used to reduce the amount of borrowings outstanding under our revolving credit facility.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.     Equity - Continued

Common Stock Dividends

Dividends declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2009, 2008 and 2007.

The following table sets forth the estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Years Ended December 31,
	2009	2008	2007
Ordinary income	$1.09	$0.97	$0.76
Capital gains	0.60	0.20	0.83
Return of capital	0.01	0.53	0.11
Total	$1.70	$1.70	$1.70

Our tax returns have not been examined by the IRS and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth our Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2009 and 2008:
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,092	$1,000	2/12/2027	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	2,100	$52,500	$25	9/25/2002	$2.00

The following table sets forth the estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Years Ended December 31,
	2009	2008	2007
8.625% Series A Cumulative Redeemable:
Ordinary income	$55.86	$71.20	$41.27
Capital gains	30.39	15.05	44.98
Total	$86.25	$86.25	$86.25

8.000% Series B Cumulative Redeemable:
Ordinary income	$1.30	$1.65	$0.96
Capital gains	0.70	0.35	1.04
Total	$2.00	$2.00	$2.00

In 2008, we repurchased 53,845 outstanding 8.625% Series A Preferred Shares for an aggregate purchase price of $52.5 million. In connection with this repurchase, the $0.1 million excess of the purchase cost over the net carrying amount of the repurchased shares was recorded as a reduction to net income available for common stockholders in 2008.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.     Equity - Continued

In 2007, we redeemed 1.6 million of our outstanding 8.000% Series B Preferred Shares, for an aggregate purchase price of $40.0 million. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders in 2007. In 2007, we also repurchased 22,008 of our outstanding 8.625% Series A Preferred Shares for an aggregate purchase price of $22.3 million. In connection with this repurchase, the $0.8 million excess of the purchase cost over the net carrying amount of the repurchased shares was recorded as a reduction to net income available for common stockholders in 2007.

Warrants

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. In 2009, there were no warrants exercised. In 2008, 10,000 warrants with an exercise price of $32.50 were exercised. In 2007, 10,000 warrants with an exercise price of $34.13 were exercised. At December 31, 2009, there are 15,000 warrants outstanding with an exercise price of $32.50. These warrants have no expiration date.

Dividend Reinvestment Plan

We have a Dividend Reinvestment and Stock Purchase Plan under which holders of Common Stock may elect to automatically reinvest their dividends in additional shares of Common Stock and make optional cash payments for additional shares of Common Stock. We may elect to satisfy such obligations by issuing additional shares of Common Stock or instructing the plan administrator to purchase Common Stock in the open market.

12.      Employee Benefit Plans

Officer, Management and Director Compensation Programs

Our officers participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. In addition to considering the pay practices of our peer group in determining each officer’s incentive payment percentage, the officer’s ability to influence our performance is also considered. Each officer has a target annual non-equity incentive payment percentage that ranges from 20% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a “performance factor,” which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

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

The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2009	2008
Outstanding stock options and warrants	1,482,773	1,504,250
Possible future issuance under equity incentive plans	3,000,000	773,532
	4,482,773	2,277,782

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Employee Benefit Plans - Continued

At December 31, 2009, we had 128.7 million remaining shares of Common Stock authorized to be issued under our charter.

Our officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Grants made prior to May 13, 2009 were made under the Amended and Restated 1994 Stock Option Plan. Grants subsequent to that date will be made under the 2009 Long-Term Equity Incentive Plan. Restricted stock grants are also made annually to directors and certain non-officer employees. At December 31, 2009, there was remaining availability of 3.0 million shares of Common Stock reserved for future issuance under the 2009 Long Term Equity Incentive Plan, of which no more than 1.0 million can be in the form of restricted stock.

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

Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Dividends paid on forfeited shares are expensed.

During the years ended December 31, 2009, 2008 and 2007, we recognized $6.6 million, $6.7 million and $5.2 million, respectively, of share-based compensation expense. Because we generally do not pay income taxes we do not realize tax benefits on share-based payments. At December 31, 2009, there was $7.9 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 1.5 years.

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2009, 2008 and 2007 were $1.82, $3.18 and $6.30, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2009	2008	2007
Risk free interest rate (1)	2.31%	2.67%	4.51%
Common stock dividend yield (2)	8.96%	5.77%	4.07%
Expected volatility (3)	29.9%	22.64%	18.95%
Average expected option life (years) (4)	5.75	5.75	5.75
Options granted	394,044	319,091	146,347

(1)	Represents the interest rate on US treasury bonds as of the grant date having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life for the 2009, 2008 and 2007 grants is based on an analysis of our historical data.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Employee Benefit Plans - Continued

The following table sets forth stock option grants:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2006	2,975,071	$24.67
Options granted	146,347	41.83
Options cancelled	(115,228)	30.14
Options exercised	(1,096,369)	23.28
Balances at December 31, 2007	1,909,821	26.45
Options granted	319,091	29.48
Options cancelled	(16,331)	31.66
Options exercised	(723,331)	22.95
Balances at December 31, 2008	1,489,250	28.74
Options granted	394,044	19.00
Options cancelled	(111,590)	27.65
Options exercised	(303,931)	24.18
Balances at December 31, 2009 (1) (2)	1,467,773	$27.15

(1)	The outstanding options at December 31, 2009 had a weighted average remaining life of 4.4 years and intrinsic value of $10.3 million.

(2)
We have 727,243 options exercisable at December 31, 2009 with weighted average exercise price of $29.12, weighted average remaining life of 4.3 years and intrinsic value of $3.7 million. At December 31, 2009, 70,577 options exercisable at December 31, 2009 had exercise prices higher than the market price of our Common Stock.

Cash received or receivable from options exercised was $7.4 million, $15.9 million and $12.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.0 million, $9.6 million and $23.4 million, respectively. The total intrinsic value of options outstanding at December 31, 2009, 2008 and 2007 was $10.3 million, $1.7 million and $8.0 million, respectively. We generally do not permit the net cash settlement of exercised stock options, but do permit net share settlement so long as the shares received are held for at least one year. We have a policy of issuing new shares to satisfy stock option exercises.

 - Time-Based Restricted Stock

Shares of time-based restricted stock issued to our directors, officers and other employees prior to 2005 generally vest 50% three years from the date of grant and the remaining 50% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees beginning in 2006 generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Employee Benefit Plans - Continued

The following table sets forth time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	255,120	$27.12
Awarded and issued (1)	205,283	40.78
Vested (2)	(73,947)	27.35
Forfeited	(29,959)	27.63
Restricted shares outstanding at December 31, 2007	356,497	34.89
Awarded and issued (1)	92,150	30.13
Vested (2)	(113,823)	33.13
Forfeited	(5,029)	32.11
Restricted shares outstanding at December 31, 2008	329,795	34.21
Awarded and issued (1)	128,384	19.33
Vested (2)	(132,779)	33.38
Forfeited	(9,326)	31.26
Restricted shares outstanding at December 31, 2009	316,074	$28.60

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $2.8 million and $8.4 million, respectively.

(2)	The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $4.8 million and $3.2 million, respectively.

 - Total Return-Based and Performance-Based Restricted Stock

During 2007, we also issued shares of restricted stock to officers that vest from zero to 200% based on our total shareholder return in comparison to total returns of a selected group of peer companies over a three-year period. The grants also contained a provision allowing for partial vesting if our annual total return in any given year of the three-year period exceeded 9% on an absolute basis.

During 2009 and 2008, we issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) our absolute total returns for the three-year periods ended December 31, 2010 and 2011 relative to defined target returns and (2) whether our total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be 53.6% and 100%, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period.

During 2008 and 2007, we also issued shares of performance-based restricted stock to officers that will vest pursuant to certain performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Employee Benefit Plans - Continued

The following table sets forth total return-based and performance-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	106,646	$28.58
Awarded and issued (1)	41,480	41.81
Vested (2)	(3,778)	26.82
Forfeited	(8,876)	30.92
Restricted shares outstanding at December 31, 2007	135,472	32.52
Awarded and issued (1)	77,878	29.75
Vested (2)	(59,892)	26.82
Forfeited	(2,116)	29.23
Restricted shares outstanding at December 31, 2008	151,342	33.39
Awarded and issued (1)	127,594	15.01
Vested (2)	(68,929)	32.66
Forfeited	(7,232)	34.14
Restricted shares outstanding at December 31, 2009	202,775	$22.05

(1)
The fair value at grant date of performance-based and total return-based restricted stock issued during the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $2.3 million and $1.7 million, respectively.

(2)
The vesting date fair value of performance-based and total return-based restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $2.4 million and $0.2 million, respectively.

Retirement Plan

In 2006, we adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by us to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and have been phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 50% of their 2007 grants, 75% of their 2008 grants and 100% of their 2009 grants were deemed fully vested at the grant date, which increased compensation expense by approximately $0.6 million, $0.6 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Employee Benefit Plans - Continued

Deferred Compensation

We have a non-qualified deferred compensation plan pursuant to which each officer and director could elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested by us in various mutual funds. We have decided to indefinitely suspend this option to defer compensation earned after January 1, 2010. These investments are recorded at fair value which aggregated $6.1 million at December 31, 2009 and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded.

The following table sets forth our deferred compensation liability:

	Years Ended December 31,
	2009	2008	2007
Beginning deferred compensation liability	$6,522	$7,867	$8,682
Contributions to deferred compensation plans	—	1,574	711
Mark-to-market adjustment to deferred compensation (general and administrative expense)	1,497	(2,177)	(128)
Distributions from deferred compensation plans	(1,121)	(742)	(1,398)
Total deferred compensation liability	$6,898	$6,522	$7,867

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2009, 2008 and 2007, we contributed $1.0 million, $1.1 million and $1.2 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Balance Sheets since the assets are not owned by us. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. In the years ended December 31, 2009, 2008 and 2007, the Company issued 37,287, 29,324 and 16,937 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.3 million, $0.2 million and $0.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.     Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities and changes in fair market value of an available for-sale security not reflected in our Consolidated Statements of Income. The components of comprehensive income are as follows:

	Years Ended December 31,
	2009	2008	2007
Net income	$61,694	$35,610	$97,095
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	293	(2,659)	—
Unrealized gains/(losses) on cash flow hedges	937	(1,376)	—
Amortization of past cash flow hedges	(249)	181	577
Total other comprehensive income/(loss)	981	(3,854)	577
Total comprehensive income	$62,675	$31,756	$97,672

Accumulated other comprehensive loss represents certain amounts deferred related to hedging activities and an available for-sale security. The components of accumulated other comprehensive loss are as follows:

	December 31,
	2009	2008
Tax increment financing bond	$2,366	$2,659
Cash flow hedges	1,445	2,133
	$3,811	$4,792

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

14.     Rental and Other Revenues; Rental Property And Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also require that the customers reimburse us for increases in certain costs above the base-year costs. Rental and other revenues from continuing operations consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Contractual rents, net	$397,903	$387,257	$359,297
Straight-line rental income, net	3,545	6,147	7,135
Amortization of lease incentives	(1,100)	(1,020)	(939)
Property operating expense recoveries, net	45,009	46,546	41,264
Lease termination fees	1,813	2,561	1,700
Fee income	5,155	5,149	6,494
Other miscellaneous operating income	1,701	3,651	3,458
	$454,026	$450,291	$418,409

The following table sets forth future minimum base rents to be received from customers over the next five years and thereafter for leases in effect at December 31, 2009 for the Wholly Owned Properties:

2010	$390,391
2011	349,927
2012	286,339
2013	228,896
2014	194,190
Thereafter	598,329
$2,048,072

The following table sets forth rental property and other expenses from continuing operations:

	Years Ended December 31,
	2009	2008	2007
Maintenance, cleaning and general building	$56,870	$58,508	$53,051
Utilities, insurance and real estate taxes	92,460	87,501	80,694
Property management and administrative expenses	11,930	11,605	11,242
Other miscellaneous operating expenses	2,995	4,238	4,530
	$164,255	$161,852	$149,517

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15.     Discontinued Operations

As part of our business strategy, we from time to time selectively dispose of non-core properties. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 2.5 million square feet of office, industrial and retail properties and 13 rental residential units sold during 2009, 2008 and 2007. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions.

	Years Ended December 31,
	2009	2008	2007
Rental and other revenues	$5,284	$15,570	$25,734
Operating expenses:
Rental property and other expenses	2,031	6,015	11,163
Depreciation and amortization	835	2,947	5,523
Total operating expenses	2,866	8,962	16,686
Interest expense	—	—	17
Interest and other income	—	31	59
Income before gains on disposition of discontinued operations	2,418	6,639	9,090
Net gains on disposition of discontinued operations	21,466	18,485	34,477
Net income from discontinued operations before release of uncertain tax liability	23,884	25,124	43,567
Release of uncertain tax liability	—	—	1,473
Total discontinued operations	$23,884	$25,124	$45,040

Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$54,686	$92,592	$164,108

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2009	2008
Assets:
Land	$867	$867
Buildings and tenant improvements	3,876	3,876
Land held for development	1,197	1,197
Accumulated depreciation	(1,484)	(1,387)
Net real estate assets	4,456	4,553
Deferred leasing costs, net	209	225
Accrued straight line rents receivable	289	273
Prepaid expenses and other assets	77	45
Real estate and other assets, net, held for sale	$5,031	$5,096
Tenant security deposits, deferred rents and accrued costs (1)	$12	$9

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

16.     Earnings Per Share

Beginning in the first quarter of 2009, we have modified our calculation of weighted average shares, basic and diluted, to include the total number of restricted shares outstanding, as described in Note 1. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2009	2008	2007
Earnings per common share - basic:
Numerator:
Income from continuing operations	$37,810	$10,486	$52,055
Net (income)/loss attributable to noncontrolling interests in the Operating Partnership from continuing operations	(1,809)	8	(2,563)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(11)	(2,041)	(679)
Dividends on preferred stock (1)	(6,708)	(9,804)	(13,477)
Excess of preferred stock redemption/repurchase cost over carrying value (1)	—	(108)	(2,285)
Income/(loss) from continuing operations available for common stockholders	29,282	(1,459)	33,051
Income from discontinued operations	23,884	25,124	45,040
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(1,388)	(1,585)	(3,108)
Income from discontinued operations available for common stockholders	22,496	23,539	41,932
Net income available for common stockholders	$51,778	$22,080	$74,983
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (2)	67,971	59,320	56,929
Earnings per common share - basic:
Income/(loss) from continuing operations available for common stockholders	$0.43	$(0.03)	$0.58
Income from discontinued operations available for common stockholders	0.33	0.40	0.74
Net income available for common stockholders	$0.76	$0.37	$1.32
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$37,810	$10,486	$52,055
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(11)	(2,033)	(679)
Dividends on preferred stock (1)	(6,708)	(9,804)	(13,477)
Excess of preferred stock redemption/repurchase cost over carrying value (1)	—	(108)	(2,285)
Income/(loss) from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	31,091	(1,459)	35,614
Income from discontinued operations available for common stockholders (3)	23,884	23,539	45,040
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$54,975	$22,080	$80,654
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (2)	67,971	59,320	56,929
Add:
Stock options using the treasury method	79	—	663
Noncontrolling interests partnership units	4,029	—	4,190
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (2)	72,079	59,320	61,782
Earnings per common share - diluted:
Income/(loss) from continuing operations available for common stockholders	$0.43	$(0.03)	$0.58
Income from discontinued operations available for common stockholders	0.33	0.40	0.73
Net income available for common stockholders	$0.76	$0.37	$1.31

(1)	For additional disclosures regarding outstanding Preferred Stock, see Note 11 included herein.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

16.     Earnings Per Share - Continued

(2)
Options and warrants aggregating approximately 1.0 million, 1.4 million and 0.1 million shares were outstanding during the years ended December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive to the earnings per share calculation.

(3)
Balance at December 31, 2008 includes $1.6 million of loss attributable to noncontrolling interests in the Operating Partnership because we had a loss from continuing operations available for common stockholders.

17.     Income Taxes

Our Consolidated Financial Statements include the operations of our taxable REIT subsidiary, which is subject to corporate, state and local income taxes. As a REIT, we may also be subject to certain federal excise taxes if we engage in certain types of transactions.

The minimum dividend per share of Common Stock required for us to maintain our REIT status was $0.89, $0.76 and $0.54 per share in 2009, 2008 and 2007, respectively. Continued qualification as a REIT depends on our ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.4 billion and $1.6 billion, respectively, at December 31, 2009 and was approximately $2.4 billion and $1.7 billion, respectively, at December 31, 2008.

Other than the liability for an uncertain tax position and related accrued interest discussed below, no provision has been made for federal income taxes during the years ended December 31, 2009, 2008 and 2007 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense during the periods. We recorded state income tax expense in rental property and other expenses of $0.6 million, $0.2 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2009 of approximately $10.8 million. In addition to the $4.2 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $2.9 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $1.3 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

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

We are subject to federal, state and local income tax examinations by tax authorities for 2006 through 2009.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

18.     Segment Information

Our principal business is the operation, acquisition and development of rental real estate properties. We evaluate our business by product type and by geographic location. Each product type has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. The operating results by geographic grouping are also regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1. All operations are within the United States and, at December 31, 2009, no single customer of the Wholly Owned Properties generated more than 10% of our consolidated revenues during 2009.

The following table summarizes the rental income and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Years Ended December 31,
	2009	2008	2007
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$48,707	$47,066	$43,545
Greenville, SC	14,011	13,982	13,542
Kansas City, MO	14,840	15,350	14,337
Memphis, TN	30,644	25,853	24,211
Nashville, TN	60,555	60,194	50,245
Orlando, FL	11,810	11,403	8,787
Piedmont Triad, NC	25,357	25,771	26,815
Raleigh, NC	73,080	70,264	63,870
Richmond, VA	46,620	47,974	45,124
Tampa, FL	67,298	65,857	61,516
Total Office Segment	392,922	383,714	351,992
Industrial:
Atlanta, GA	15,612	15,722	15,950
Piedmont Triad, NC	14,102	14,762	13,689
Total Industrial Segment	29,714	30,484	29,639
Retail:
Kansas City, MO	29,999	34,634	35,385
Piedmont Triad, NC	185	221	219
Raleigh, NC	120	36	—
Total Retail Segment	30,304	34,891	35,604
Residential:
Kansas City, MO	1,086	1,202	1,174
Total Residential Segment	1,086	1,202	1,174
Total Rental and Other Revenues	$454,026	$450,291	$418,409

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

18.     Segment Information - Continued

	Years Ended December 31,
	2009	2008	2007
Net Operating Income: (1)
Office:
Atlanta, GA	$30,746	$28,821	$28,396
Greenville, SC	8,703	8,808	8,362
Kansas City, MO	9,068	9,245	8,379
Memphis, TN	17,693	15,141	13,630
Nashville, TN	39,058	39,639	32,148
Orlando, FL	6,265	6,303	4,445
Piedmont Triad, NC	16,456	16,064	17,094
Raleigh, NC	49,189	46,150	41,236
Richmond, VA	32,014	32,214	30,837
Tampa, FL	40,073	39,335	36,631
Total Office Segment	249,265	241,720	221,158
Industrial:
Atlanta, GA	11,603	11,914	12,462
Piedmont Triad, NC	10,679	11,465	10,679
Total Industrial Segment	22,282	23,379	23,141
Retail:
Atlanta, GA (2)	(21)	(26)	(34)
Kansas City, MO	18,170	22,568	23,950
Piedmont Triad, NC	12	177	191
Raleigh, NC (2)	9	(60)	(88)
Total Retail Segment	18,170	22,659	24,019
Residential:
Kansas City, MO	581	715	659
Raleigh, NC (2)	(527)	(34)	(85)
Total Residential Segment	54	681	574
Total Net Operating Income	289,771	288,439	268,892
Reconciliation to income from continuing operations before disposition of property and condominiums, insurance settlement and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(131,048)	(124,673)	(118,341)
Impairment of assets held for use	(13,518)	(32,846)	(789)
General and administrative expense	(36,682)	(38,043)	(41,570)
Interest expense	(86,872)	(98,492)	(100,320)
Interest and other income	9,550	3,825	6,383
Income/(loss) from continuing operations before disposition of property and condominiums, insurance settlement and equity in earnings of unconsolidated affiliates	$31,201	$(1,790)	$14,255

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

18.     Segment Information - Continued

	December 31,
	2009	2008	2007
Total Assets:
Office:
Atlanta, GA	$275,464	$277,472	$276,283
Baltimore, MD	1,787	1,793	10,155
Greenville, SC	78,567	83,554	87,663
Kansas City, MO	85,681	87,954	104,076
Memphis, TN	220,722	187,316	134,962
Nashville, TN	338,124	348,068	349,351
Orlando, FL	48,821	50,852	51,361
Piedmont Triad, NC	141,971	148,511	182,470
Raleigh, NC	464,729	469,448	442,434
Richmond, VA	249,881	257,221	259,707
Tampa, FL	393,812	379,146	389,407
Total Office Segment	2,299,559	2,291,335	2,287,869
Industrial:
Atlanta, GA	136,570	137,510	124,759
Kansas City, MO	—	123	152
Piedmont Triad, NC	92,300	100,429	108,234
Total Industrial Segment	228,870	238,062	233,145
Retail:
Atlanta, GA	1,044	1,070	978
Kansas City, MO	175,757	224,603	230,556
Piedmont Triad, NC	1,082	10,423	7,960
Raleigh, NC	6,048	4,452	3,225
Total Retail Segment	183,931	240,548	242,719
Residential:
Kansas City, MO	6,129	6,471	6,834
Orlando, FL	2,147	2,147	2,147
Raleigh, NC	16,291	28,698	18,032
Total Residential Segment	24,567	37,316	27,013
Corporate	150,174	138,909	136,209
Total Assets	$2,887,101	$2,946,170	$2,926,955

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.     Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information for the years ended December 31, 2009 and 2008 and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (3)	$113,359	$112,854	$114,144	$113,669	$454,026

Income/(loss) from continuing operations (1) (3)	12,088	15,136	12,711	(2,125)	37,810
Income/(loss) from discontinued operations (3)	1,112	21,938	(138)	972	23,884
Net income/(loss)	13,200	37,074	12,573	(1,153)	61,694
Net (income)/loss attributable to noncontrolling interests in the Operating Partnership	(694)	(2,054)	(591)	142	(3,197)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(18)	(116)	(24)	147	(11)
Dividends on preferred stock	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income/(loss) available for common stockholders	$10,811	$33,227	$10,281	$(2,541)	$51,778

Earnings per share-basic:
Income/(loss) from continuing operations available for common stockholders	$0.15	$0.19	$0.15	$(0.05)	$0.43
Income from discontinued operations available for common stockholders	0.02	0.31	—	0.01	0.33
Net income/(loss) available for common stockholders	$0.17	$0.50	$0.15	$(0.04)	$0.76
Earnings per share-diluted:
Income/(loss) from continuing operations available for common stockholders	$0.15	$0.19	$0.14	$(0.05)	$0.43
Income from discontinued operations available for common stockholders	0.02	0.31	—	0.01	0.33
Net income/(loss) available for common stockholders	$0.17	$0.50	$0.14	$(0.04)	$0.76

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.     Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (3)	$110,833	$112,373	$112,706	$114,379	$450,291

Income/(loss) from continuing operations (2) (3)	11,226	9,061	11,027	(20,828)	10,486
Income from discontinued operations (3)	5,508	6,952	4,697	7,967	25,124
Net income/(loss)	16,734	16,013	15,724	(12,861)	35,610
Net (income)/loss attributable to noncontrolling interests in the Operating Partnership	(893)	(839)	(812)	967	(1,577)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(198)	(191)	(201)	(1,451)	(2,041)
Dividends on preferred stock	(2,838)	(2,838)	(2,451)	(1,677)	(9,804)
Excess of preferred stock redemption/ repurchase cost over carrying value	—	—	(108)	—	(108)
Net income/(loss) available for common stockholders	$12,805	$12,145	$12,152	$(15,022)	$22,080

Earnings per share-basic:
Income/(loss) from continuing operations available for common stockholders	$0.13	$0.10	$0.13	$(0.36)	$(0.03)
Income from discontinued operations available for common stockholders	0.09	0.11	0.08	0.12	0.40
Net income/(loss) available for common stockholders	$0.22	$0.21	$0.21	$(0.24)	$0.37
Earnings per share-diluted:
Income/(loss) from continuing operations available for common stockholders	$0.13	$0.10	$0.13	$(0.36)	$(0.03)
Income from discontinued operations available for common stockholders	0.09	0.11	0.08	0.12	0.40
Net income/(loss) available for common stockholders	$0.22	$0.21	$0.21	$(0.24)	$0.37

(1)	Loss from continuing operations for the fourth quarter of 2009 includes a $13.5 million impairment on assets held for use as described in Note 2.

(2)	Loss from continuing operations for the fourth quarter of 2008 includes a $32.8 million impairment on assets held for use as described in Note 2.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.     Quarterly Financial Data (Unaudited) – Continued

(3)
The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations (see Note 15). Below is the reconciliation to the amounts previously reported in Form 10-Q:

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009
Rental and other revenues, as reported	$115,966	$113,310	$114,229
Discontinued operations	(2,607)	(456)	(85)
Rental and other revenues, as adjusted	$113,359	$112,854	$114,144

Income from continuing operations, as reported	$13,127	$15,350	$12,718
Discontinued operations	(1,039)	(214)	(7)
Income from continuing operations, as adjusted	$12,088	$15,136	$12,711

Income/(loss) from discontinued operations, as reported	$73	$21,724	$(145)
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,039	214	7
Income/(loss) from discontinued operations, as adjusted	$1,112	$21,938	$(138)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Rental and other revenues, as reported	$113,428	$112,828	$112,755	$117,103
Discontinued operations	(2,595)	(455)	(49)	(2,724)
Rental and other revenues, as adjusted	$110,833	$112,373	$112,706	$114,379

Income/(loss) from continuing operations, as reported (a)	$12,338	$9,241	$10,985	$(19,737)
Discontinued operations	(1,112)	(180)	42	(1,091)
Income/(loss) from continuing operations, as adjusted	$11,226	$9,061	$11,027	$(20,828)

Income from discontinued operations, as reported (a)	$4,396	$6,772	$4,739	$6,392
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,112	180	(42)	1,575
Income from discontinued operations, as adjusted	$5,508	$6,952	$4,697	$7,967

(a)
Income from continuing and discontinued operations, as reported, for the quarter ended December 31, 2008 were net of income attributable to noncontrolling interests of $0.1 million and $0.4 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

20.     Other Events

Property Insurance Settlement

In 2005, one of our office properties located in southeastern Florida sustained damage in a hurricane. During the first quarter of 2007, we recorded a $4.1 million gain for the non-monetary conversion upon finalization of the insurance claim.

Subsequent Events

We have evaluated events subsequent to December 31, 2009 through February 11, 2010 (date of filing) for purposes of our measurement and disclosure in these Consolidated Financial Statements.

On February 3, 2010, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 9, 2010 to stockholders of record on February 15, 2010, a cash dividend of $21.5625 per share of 8.625% Series A Preferred Shares payable on March 1, 2010 to stockholders of record on February 15, 2010 and a cash dividend of $0.50 per share of 8.000% Series B Preferred Shares payable on March 15, 2010 to stockholders of record on March 1, 2010.

The buyer’s right to put a building to us that was disposed of in the fourth quarter of 2009 expired in January 2010. This property was accounted for as a financing arrangement at December 31, 2009 (see Note 7). Accordingly, we recognized a completed sale of the property in the first quarter of 2010.

[This page is intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2009 and 2008, and the related consolidated statements of income, capital, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Operating Partnership's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 11, 2010

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2009	2008
Assets:
Real estate assets, at cost:
Land	$350,537	$352,005
Buildings and tenant improvements	2,880,632	2,815,967
Development in process	—	61,938
Land held for development	104,148	98,946
	3,335,317	3,328,856
Less-accumulated depreciation	(781,073)	(712,837)
Net real estate assets	2,554,244	2,616,019
For-sale residential condominiums	12,933	24,284
Real estate and other assets, net, held for sale	5,031	5,096
Cash and cash equivalents	23,519	13,649
Restricted cash	6,841	2,258
Accounts receivable, net of allowance of $2,810 and $1,281, respectively	21,069	23,687
Notes receivable, net of allowance of $698 and $459, respectively	3,143	3,602
Accrued straight-line rents receivable, net of allowance of $2,443 and $2,082, respectively	82,600	79,706
Investment in unconsolidated affiliates	64,894	66,517
Deferred financing and leasing costs, net of accumulated amortization of $52,129 and $52,494, respectively	73,517	72,992
Prepaid expenses and other assets	37,947	37,046
Total Assets	$2,885,738	$2,944,856

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,469,155	$1,604,685
Accounts payable, accrued expenses and other liabilities	117,331	135,606
Financing obligations	37,706	34,174
Total Liabilities	1,624,192	1,774,465
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,891,121 and 4,067,163 outstanding, respectively	129,769	111,278
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	211,361	192,870
Equity:
Common Units:
General partner Common Units, 747,676 and 672,301 outstanding, respectively	10,485	9,759
Limited partner Common Units, 70,128,818 and 62,490,596 outstanding, respectively	1,038,328	966,378
Accumulated other comprehensive loss	(3,811)	(4,792)
Noncontrolling interests in consolidated affiliates	5,183	6,176
Total Equity	1,050,185	977,521
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,885,738	$2,944,856

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(in thousands, except per unit amounts)

	Years Ended December 31,
	2009	2008	2007
Rental and other revenues	$454,026	$450,291	$418,409
Operating expenses:
Rental property and other expenses	163,729	161,702	149,036
Depreciation and amortization	131,048	124,673	118,341
Impairment of assets held for use	13,518	32,846	789
General and administrative	37,208	38,187	41,930
Total operating expenses	345,503	357,408	310,096
Interest expense:
Contractual	81,982	92,858	93,894
Amortization of deferred financing costs	2,760	2,716	2,415
Financing obligations	2,130	2,918	3,930
	86,872	98,492	100,239
Other income:
Interest and other income	8,263	3,759	6,372
Gains on debt extinguishments	1,287	—	—
	9,550	3,759	6,372
Income/(loss) from continuing operations before disposition of property and condominiums and
equity in earnings of unconsolidated affiliates	31,201	(1,850)	14,446
Gains on disposition of property	266	781	20,418
Gains on for-sale residential condominiums	922	5,617	—
Gain from property insurance settlement	—	—	4,128
Equity in earnings of unconsolidated affiliates	5,367	5,811	12,322
Income from continuing operations	37,756	10,359	51,314
Discontinued operations:
Income from discontinued operations	2,418	6,639	9,104
Net gains on disposition of discontinued operations	21,466	18,485	34,477
	23,884	25,124	43,581
Net income	61,640	35,483	94,895
Net (income) attributable to noncontrolling interests in consolidated affiliates	(11)	(2,041)	(679)
Distributions on preferred units	(6,708)	(9,804)	(13,477)
Excess of preferred unit redemption/repurchase cost over carrying value	—	(108)	(2,285)
Net income available for common unitholders	$54,921	$23,530	$78,454
Earnings per common unit – basic:
Income/(loss) from continuing operations available for common unitholders	$0.43	$(0.03)	$0.57
Income from discontinued operations available for common unitholders	0.34	0.40	0.72
Net income available for common unitholders	$0.77	$0.37	$1.29
Weighted average common units outstanding – basic	71,591	62,882	60,710
Earnings per common unit – diluted:
Income/(loss) from continuing operations available for common unitholders	$0.43	$(0.03)	$0.57
Income from discontinued operations available for common unitholders	0.34	0.40	0.71
Net income available for common unitholders	$0.77	$0.37	$1.28
Weighted average common units outstanding – diluted	71,670	62,882	61,373
Distributions declared and paid per common unit	$1.70	$1.70	$1.70
Net income available for common unitholders:
Income/(loss) from continuing operations available for common unitholders	$31,037	$(1,594)	$34,873
Income from discontinued operations available for common unitholders	23,884	25,124	43,581
Net income available for common unitholders	$54,921	$23,530	$78,454

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Capital

(in thousands, except unit amounts)

For the Years Ended December 31, 2009, 2008 and 2007

	Common Units		Accum Other Compre- hensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2006, as previously reported	$7,893	$781,455	$(1,515)	$—	$787,833
Cumulative change from adoption of new accounting principle (see Note 1)	—	—	—	2,877	2,877
Balance at December 31, 2006, as adjusted	7,893	781,455	(1,515)	2,877	790,710
Issuances of Common Units	71	6,996	—	—	7,067
Redemptions of Common Units	(275)	(27,193)	—	—	(27,468)
Distributions paid on Common Units	(1,030)	(101,993)	—	—	(103,023)
Distributions paid on Preferred Units	(134)	(13,343)	—	—	(13,477)
Share-based compensation expense	50	4,981	—	—	5,031
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	5,651	5,651
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(2,404)	(2,404)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	788	78,040	—	—	78,828
Net (income) attributable to noncontrolling interests in consolidated affiliates	(7)	(672)	—	679	—
Comprehensive income:
Net income	949	93,946	—	—	94,895
Other comprehensive income	—	—	577	—	577
Total comprehensive income					95,472
Balance at December 31, 2007, as adjusted	8,305	822,217	(938)	6,803	836,387
Issuances of Common Units	2,163	214,145	—	—	216,308
Redemptions of Common Units	(33)	(3,260)	—	—	(3,293)
Distributions paid on Common Units	(1,063)	(105,199)	—	—	(106,262)
Distributions paid on Preferred Units	(98)	(9,706)	—	—	(9,804)
Share-based compensation expense	67	6,650	—	—	6,717
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	625	625
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(3,293)	(3,293)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	84	8,423	—	—	8,507
Net (income) attributable to noncontrolling interests in consolidated affiliates	(20)	(2,021)	—	2,041	—
Comprehensive income:
Net income	354	35,129	—	—	35,483
Other comprehensive loss	—	—	(3,854)	—	(3,854)
Total comprehensive income					31,629
Balance at December 31, 2008, as adjusted	9,759	966,378	(4,792)	6,176	977,521
Issuances of Common Units	1,509	149,432	—	—	150,941
Distributions paid on Common Units	(1,206)	(119,360)	—	—	(120,566)
Distributions paid on Preferred Units	(67)	(6,641)	—	—	(6,708)
Share-based compensation expense	66	6,501	—		6,567
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(1,004)	(1,004)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(192)	(18,995)	—	—	(19,187)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	(11)	—	11	—
Comprehensive income:
Net income	616	61,024	—	—	61,640
Other comprehensive income	—	—	981	—	981
Total comprehensive income					62,621
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$61,640	$35,483	$94,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116,819	112,299	109,538
Amortization of lease commissions	15,064	15,321	14,318
Amortization of lease incentives	1,110	1,041	962
Share-based compensation expense	6,567	6,717	5,031
Amortization of deferred financing costs	2,760	2,716	2,415
Amortization of accumulated other comprehensive loss/(income)	(249)	181	577
Impairment of assets held for use	13,518	32,846	789
Gains on debt extinguishment	(1,287)	—	—
Gains on disposition of property	(21,732)	(19,266)	(54,895)
Gains on disposition of for-sale residential condominiums	(922)	(5,617)	—
Gain from property insurance settlement	—	—	(4,128)
Equity in earnings of unconsolidated affiliates	(5,367)	(5,811)	(12,322)
Changes in financing obligations	392	80	454
Distributions of earnings from unconsolidated affiliates	4,103	5,978	4,271
Changes in operating assets and liabilities:
Accounts receivable	336	(1,876)	481
Prepaid expenses and other assets	(2,629)	(352)	(2,148)
Accrued straight-line rents receivable	(4,037)	(5,963)	(7,418)
Accounts payable, accrued expenses and other liabilities	2,962	(15,995)	8,706
Net cash provided by operating activities	189,048	157,782	161,526
Investing activities:
Additions to real estate assets and deferred leasing costs	(151,482)	(231,422)	(287,491)
Net proceeds from disposition of real estate assets	77,288	64,858	143,586
Net proceeds from property insurance settlement	—	—	4,940
Net proceeds from disposition of for-sale residential condominiums	12,196	27,140	—
Distributions of capital from unconsolidated affiliates	3,955	3,214	19,164
Net repayments of notes receivable	459	1,624	2,918
Contributions to unconsolidated affiliates	(952)	(12,741)	(4,716)
Changes in restricted cash and other investing activities	(3,288)	12,984	(30,259)
Net cash used in investing activities	(61,824)	(134,343)	(151,858)
Financing activities:
Distributions on Common Units	(120,566)	(106,262)	(103,023)
Redemptions/repurchases of Preferred Stock	—	(52,499)	(62,256)
Dividends on Preferred Units	(6,708)	(9,804)	(13,477)
Distributions to noncontrolling interests in consolidated affiliates	(1,004)	(3,293)	(2,404)
Net proceeds from the issuance of Common Units	150,941	209,984	7,067
Redemptions of Common Units	—	(3,293)	(27,468)
Borrowings on revolving credit facility	128,000	462,183	393,800
Repayments on revolving credit facility	(291,000)	(526,983)	(527,500)
Borrowings on mortgages and notes payable	217,215	192,300	429,786
Repayments of mortgages and notes payable	(188,501)	(173,259)	(118,462)
Borrowings on financing obligations	4,184	—	—
Payments on financing obligations	(1,044)	(977)	(913)
Contributions from noncontrolling interests in consolidated affiliates	—	625	5,651
Additions to deferred financing costs and other financing activities	(8,871)	(1,656)	(3,163)
Net cash used in financing activities	(117,354)	(12,934)	(22,362)
Net increase/(decrease) in cash and cash equivalents	9,870	10,505	(12,694)
Cash and cash equivalents at beginning of the period	13,649	3,144	15,838
Cash and cash equivalents at end of the period	$23,519	$13,649	$3,144

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2009	2008	2007
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financing arrangements of $486, $1,579 and $2,148 for 2009, 2008 and 2007, respectively)	$85,422	$97,518	$88,867

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2009	2008	2007
Unrealized gains/(losses) on cash flow hedges	$937	$(1,376)	$—
Conversion of Common Units to Common Stock	$5,591	$2,022	$2,166
Changes in accrued capital expenditures	$(19,098)	$(7,833)	$(11,864)
Write-off of fully depreciated real estate assets	$33,006	$34,633	$18,341
Write-off of fully amortized deferred financing and leasing costs	$19,194	$14,705	$9,708
Unrealized gains/(losses) on marketable securities held in our non-qualified deferred compensation plan	$1,497	$(2,177)	$(128)
Assumption of mortgages payable to acquire real estate assets	$—	$8,348	$—
Issuance of Common Units to acquire real estate assets	$—	$6,325	$—
Unrealized gains/(losses) on tax increment financing bond	$293	$(2,659)	$—

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

At December 31, 2009, the Company owned all of the Preferred Units and 70.9 million, or 94.8%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.9 million Common Units. In the event the Company issues shares of Common Stock, the proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2009, the Company redeemed 176,042 Common Units for a like number of shares of Common Stock. In June 2009, the Company issued in a public offering approximately 7.0 million shares of Common Stock for net proceeds of $144.1 million. The net impact of this offering and the redemptions discussed above was to increase the percentage of Common Units owned by the Company from 94.0% at December 31, 2008 to 94.8% at December 31, 2009.

At December 31, 2009, the Company and/or the Operating Partnership wholly owned: 307 in-service office, industrial and retail properties, comprising 27.8 million square feet; 96 rental residential units; 581 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional three office and industrial properties that are in service but not yet stabilized and 40 for-sale condominiums (which are owned through a consolidated, majority-owned joint venture). In addition, we owned interests (50.0% or less) in 70 in-service office and industrial properties, one office property under development, 53 acres of undeveloped land suitable for future development and 418 rental residential units, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. Five of the 50.0% or less owned in-service office properties are consolidated as more fully described below and in Notes 3, 7 and 9 to our Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Balance Sheet at December 31, 2008 was revised from previously reported amounts to reflect in real estate and other assets, net, held for sale those properties held for sale at December 31, 2009 and the retroactive accounting modifications described below. The Consolidated Statements of Income for the years ended December 31, 2008 and 2007 were also revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 which qualified for discontinued operations presentation and the retroactive accounting modifications described below.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Beginning in the first quarter of 2009, we were required to present noncontrolling interests, defined as the portion of equity in a subsidiary not attributable directly or indirectly to the parent, as a separate component of equity in the Consolidated Balance Sheets subject to existing requirements for the classification and measurement of redeemable securities. Additionally, we were required to modify the presentation of net income by attributing earnings and other comprehensive income to controlling and noncontrolling interests. These accounting changes were required to be retroactively applied for all periods presented. Below are the steps we have taken as a result of retroactively applying these changes to previously reported amounts:

•
We have reclassified the noncontrolling interests in consolidated affiliates from the mezzanine section of our Consolidated Balance Sheet to equity. This reclassification totaled $6.2 million, $6.8 million and $2.9 million at December 31, 2008, 2007 and 2006, respectively.

•
We no longer deduct net income attributable to noncontrolling interests in consolidated affiliates when determining net income. As a result, net income for the years ended December 31, 2008 and 2007 increased $2.0 million and $0.7 million, respectively, from the previously reported amounts. The adoption of these requirements had no effect on our net income available for common stockholders or our earnings per common share.

Beginning in the first quarter of 2009, we also were required to include our total number of restricted Common Shares outstanding in the calculation of weighted average Common Shares outstanding, basic and diluted, for all periods presented. As a result, for the year ended December 31, 2008, weighted average Common Units outstanding, basic and diluted, are 516,725 and 253,725 shares higher than previously reported, respectively. For the year ended December 31, 2007, weighted average Common Units outstanding, basic and diluted, are 485,002 and 234,511 shares higher than previously reported, respectively. Basic earnings per common unit for each of the years ended December 31, 2008 and 2007 was $0.01 lower than previously reported. Diluted earnings per common unit for the year ended December 31, 2008 was $0.01 lower than previously reported and diluted earnings per common unit for the year ended December 31, 2007 was unchanged from the previously reported amount.

The Consolidated Financial Statements include wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2009, we had involvement with no entities that we deemed to be variable interest entities. All significant intercompany transactions and accounts have been eliminated.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred leasing costs and are stated at amortized cost. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases and other identified intangible assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in prepaid expenses and other assets or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the accrued below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

In-place leases acquired are recorded at their fair value in net real estate assets and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

The value of a customer relationship is based on our overall relationship with the respective customer. Factors considered include the customer’s credit quality and expectations of lease renewals. The value of a customer relationship is amortized to depreciation and amortization expense over the initial term and any renewal periods defined in the respective leases.

Real estate and other assets are classified as long-lived assets held for use and as long-lived assets held for sale. Real estate is classified as held for sale when we believe a sale is probable. We believe a sale is probable when we execute a legally enforceable contract on terms that have been approved by the Company’s Board, or a committee thereof, and the probable buyer’s due diligence investigation period, if any, has expired. This determination requires us to make estimates and assumptions, including assessing the probability that potential sales transactions may or may not occur. Actual results could differ from those assumptions.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances, such as a significant decline in occupancy, change in our designation of an asset as a core or non-core holding or market value less than cost, indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

We analyze our investments in unconsolidated affiliates for impairment. Such analysis consists of determining whether an expected loss in market value of an investment is other than a temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

If we have an obligation to repurchase the property at a higher price or at a future indeterminable value (such as fair market value), or we guarantee the return of the buyer’s investment or a return on that investment for an extended period, we account for such transaction as a financing arrangement. For transactions treated as financing arrangements, we record the amounts received from the buyer as a financing obligation and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation, are reflected as interest expense on the financing obligation. If the transaction includes an obligation or option to repurchase the asset at a higher price, additional interest is recorded to accrete the liability to the repurchase price. For options or obligations to repurchase the asset at fair market value at the end of each reporting period, the balance of the liability is adjusted to equal the then current fair value to the extent fair value exceeds the original financing obligation. The corresponding debit or credit is recorded to a related discount account and the revised discount is amortized over the expected term until termination of the option or obligation. If it is unlikely such option will be exercised, the transaction is accounted for under the deposit method or profit-sharing method. If we have an obligation or option to repurchase at a lower price, the transaction is accounted for as a leasing arrangement. At such time as a repurchase obligation expires, a sale is recorded and gain recognized.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

If we retain an interest in the buyer and provide certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded in our Consolidated Financial Statements. The results of operations of the property, net of expenses other than depreciation, are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our Consolidated Financial Statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our total receivables balance related to our customers is comprised primarily of rents and operating cost recoveries as well as accrued straight-line rents receivable. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the expected recovery through bankruptcy claims and increase the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of accounts receivable and accrued straight-line rents receivable prove incorrect, we could experience write-offs of accounts receivable or accrued straight-line rents receivable in excess of our allowance for doubtful accounts.

Rental and Other Revenues

Rental revenue is recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Termination fees are recognized as revenue when the following four conditions are met: a fully executed lease termination agreement has been delivered; the customer has vacated the space; the amount of the fee is determinable; and collectability of the fee is reasonably assured.

Property operating cost recoveries from customers are determined on a calendar year and lease-by-lease basis. The most common types of cost reimbursements in our leases are CAM and real estate taxes, for which the customer pays its pro-rata share of operating and administrative expenses and real estate taxes in excess of a base year. The computation of property operating cost recovery income from customers is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many customers make monthly fixed payments of CAM, real estate taxes and other cost reimbursement items. We accrue income related to these payments each month. We make quarterly accrual adjustments, positive or negative, to cost recovery income to adjust the recorded amounts to our best estimate of the final annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer’s final cost reimbursements and, after considering amounts paid by the customer during the year, issue a bill or credit for the appropriate amount to the customer. The differences between the amounts billed less previously received payments and the accrual adjustment are recorded as increases or decreases to cost recovery income when the final bills are prepared, which occurs during the first half of the subsequent year.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Discontinued Operations

Properties that are sold or classified as held for sale are classified as discontinued operations provided that (1) the operations and cash flows of the property will be eliminated from our ongoing operations and (2) we will not have any significant continuing involvement in the operations of the property after it is sold. Interest expense is included in discontinued operations if the related loan securing the sold property is to be paid off or assumed by the buyer in connection with the sale. If the property is sold to a joint venture in which we retain an interest, the property will not be accounted for as a discontinued operation due to our significant ongoing interest in the operations through our joint venture interest. If we are retained to provide property management, leasing and/or other services for the property owner after the sale, the property generally will be accounted for as a discontinued operation because the expected cash flows related to our management and leasing activities generally will not be significant in comparison to the cash flows from the property prior to sale.

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign the lease, are capitalized in deferred leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

Investments in Unconsolidated Affiliates

We account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method of accounting when our interests represent a general partnership interest but substantive participating rights or substantive kick out rights have been granted to the limited partners or when our interests do not represent a general partnership interest and we do not control the major operating and financial policies of the entity. These investments are initially recorded at cost, as investments in unconsolidated affiliates, and are subsequently adjusted for our share of earnings and cash contributions and distributions. To the extent our cost basis at formation of the joint venture is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in our share of equity in earnings of unconsolidated affiliates.

From time to time, we may contribute real estate assets to a joint venture in exchange for a combination of cash and an equity interest in the venture. In such instances, we assess whether we have continuing involvement in the joint venture and account for the transaction according to the nature and extent of such involvement. If the sales price is reasonably assured and we are not required to support the operations of the property or its related obligations to an extent greater than our proportionate interest, a gain is recognized to the extent of the third party investor’s interest and we account for our interest in the joint venture using the equity method. If these criteria have not been met, the transaction is accounted for as a financing or profit-sharing arrangement, leasing arrangement or other alternate method of accounting other than as a completed sale.

Additionally, our joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment, unless we have directly guaranteed any of that debt (see Note 8). In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

Cash Equivalents

We consider highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Restricted Cash

Restricted cash represents cash deposits that are legally restricted or held by third parties on our behalf. It includes security deposits from sales contracts on for-sale residential condominiums, construction-related escrows, property disposition proceeds set aside and designated or intended to fund future tax-deferred exchanges of qualifying real estate investments, escrows and reserves for debt service, real estate taxes and property insurance established pursuant to certain mortgage financing arrangements, and deposits given to lenders to unencumber secured properties, if any.

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

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to pay dividends to its stockholders equal to at least 90.0% of its annual REIT taxable income, excluding capital gains. Under temporary IRS regulations, for 2010 and 2011, distributions can be paid partially using a REIT’s freely-tradable stock so long as stockholders have the option of receiving at least 10% of the total distribution in cash. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock.

Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership does not reflect any federal income taxes in its financial statements, since as a partnership the taxable effects of its operations are attributed to its partners. The Operating Partnership does record state income tax for states that tax partnership income directly.

Concentration of Credit Risk

We perform ongoing credit evaluations of our customers. At December 31, 2009, the wholly owned properties, defined as in-service properties (excluding rental residential units) to which we have title and 100.0% ownership rights (“Wholly Owned Properties”), were leased to 1,719 customers in nine primary geographic locations. The geographic locations that comprise greater than 10.0% of our annualized cash rental revenue are Raleigh, NC, Tampa, FL, Atlanta, GA, Nashville, TN and Kansas City, MO. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10% of our consolidated revenues during 2009.

We maintain our cash and cash equivalents and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Derivative Financial Instruments

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

Our objective in using interest rate hedge contracts is to add stability to interest expense and manage our exposure to interest rate fluctuations. To accomplish this objective, we sometimes use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into interest expense in the period that the hedged forecasted transaction affects earnings. We do not hold these derivative contracts for trading or speculative purposes and generally do not have any derivatives that are not designated as hedges. Interest rate hedge contracts typically contain a provision whereby if we default on any of our indebtedness, we could also be declared in default on our hedge contracts.

We are exposed to certain losses in the event of nonperformance by the counterparty under any outstanding hedge contracts. We expect the counterparty, which generally is a major financial institution, to perform fully under any such contracts. However, if any counterparty were to default on its obligation under an interest rate hedge contract, we could be required to pay the full rates on our debt, even if such rates were in excess of the rate in the contract.

Earnings Per Unit

Basic earnings per unit is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic. Diluted earnings per unit is computed by dividing net income available to common unitholders by the weighted Common Units outstanding – basic plus the dilutive effect of options, warrants and using the treasury stock method.

Recently Issued Accounting Standards

Beginning in the first quarter of 2010, we will be required to perform an ongoing assessment to determine whether each entity in which we have an equity interest is a variable interest entity that should be consolidated if qualitative factors indicate we have the controlling interest. This accounting change is required to be retroactively applied for all periods presented. The adoption of this new requirement is not expected to have a material impact on our financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.      Real Estate Assets

Acquisitions

In 2009, we acquired a 220,000 square foot office building in Tampa, FL for a total investment of $24.7 million, including approximately $2.4 million of building improvements and other costs related to this acquisition. In 2008, we acquired a 135,000 square foot office building in Memphis, TN in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% secured debt, both of which were recorded at fair value of $6.3 million and $8.4 million, respectively. In 2007, we made no significant acquisitions.

Dispositions

In 2009, we sold 517,000 square feet of non-core retail and office properties for gross proceeds of $78.2 million and recorded gains of $21.7 million. A 30,000 square foot office property disposition for $4.2 million was accounted for as a financing arrangement as described in Note 7. In 2008, we sold 744,000 square feet of office and industrial properties for gross proceeds of approximately $56.8 million and recorded net gains of $17.9 million. We also sold 38 acres of non-core land for gross sale proceeds of $9.2 million and recorded a net gain of $0.3 million. In 2007, we sold 1,240,000 square feet of office and industrial properties for gross proceeds of $113.9 million and recorded gains of $34.7 million. We also sold 133 acres of non-core land for gross sale proceeds of $37.4 million and recorded gains of $16.6 million.

Impairments

We recorded impairment of assets held for use located in Winston-Salem and Greensboro, NC of $13.5 million in 2009 and $32.8 million in 2008. The 2009 impairment related to 12 office properties, 11 of which were previously impaired in 2008, six industrial properties and two retail properties. We recorded an impairment of $0.8 million in 2007 related to one land parcel. Impairments can arise from a number of factors which are subject to change; accordingly, we may be required to take additional impairment charges in the future.

Development

We currently have two office properties and one industrial property recently completed, but not yet stabilized, aggregating 501,000 square feet. We define “stabilized” as the earlier of the original projected stabilization date or the date such project is at least 95% occupied. The aggregate cost, including leasing commissions, of these properties currently is expected to be $69.2 million when fully leased, of which $64.2 million had been incurred at December 31, 2009. The dollar weighted average pre-leasing of these properties was approximately 43% at December 31, 2009. The components of these properties are included in land, building and tenant improvements and deferred financing and leasing costs in our Consolidated Balance Sheet at December 31, 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments

Unconsolidated Affiliates

We have retained equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated investors. We account for these unconsolidated affiliates using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Balance Sheets.

Investments in unconsolidated affiliates consisted of the following at December 31, 2009:

Joint Venture	Location of Properties	Ownership Interest
Board of Trade Investment Company	Kansas City, MO	49.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Dallas County Partners I, LLC	Des Moines, IA	50.00%
Dallas County Partners II, LLC	Des Moines, IA	50.00%
Dallas County Partners III, LLC	Des Moines, IA	50.00%
Fountain Three	Des Moines, IA	50.00%
RRHWoods, LLC	Des Moines, IA	50.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.81%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%
HIW Development B, LLC	Charlotte, NC	10.00%

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments– Continued

Combined summarized financial information for our unconsolidated affiliates is as follows:

	December 31,
	2009	2008
Balance Sheets:
Assets:
Real estate assets, net	$669,657	$703,897
All other assets, net	116,097	112,965
Total Assets	$785,754	$816,862

Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$582,460	$603,520
All other liabilities	32,447	32,826
Partners’ or shareholders’ equity	170,847	180,516
Total Liabilities and Partners’ or Shareholders’ Equity	$785,754	$816,862

Our share of historical partners’ or shareholders’ equity	$34,133	$36,766
Net excess of cost of investments over the net book value of underlying net assets (2)	18,352	18,071
Carrying value of investments in unconsolidated affiliates, net of negative investment balances included in other liabilities (3)	$52,485	$54,837

Our share of unconsolidated non-recourse mortgage debt (1)	$237,102	$245,108

(1)	Our share of future principal payments, including amortization, due on mortgages and notes payable at December 31, 2009 is as follows:

2010	$10,209
2011	6,153
2012	40,100
2013	23,452
2014	61,434
Thereafter	95,754
$237,102

All of this joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) guarantees (see Note 8).

(2)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset. In addition, certain acquisition, transaction and other costs may not be reflected in net assets at the joint venture level.

(3)
During the third quarter of 2006, three of our Des Moines joint ventures made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. Although the new debt is non-recourse, we and our partner have guaranteed other debt and have contractual obligations to support the joint ventures, as discussed in Note 8. We recorded the distributions as a reduction of our investment account and included the resulting negative investment balances of $12.4 million and $11.7 million in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments– Continued

	Years Ended December 31,
	2009	2008	2007
Income Statements:
Rental and other revenues	$145,143	$156,482	$134,908
Expenses:
Rental property and other expenses	70,197	77,221	57,346
Depreciation and amortization	33,821	33,096	28,912
Interest expense	34,405	35,204	33,290
Total expenses	138,423	145,521	119,548
Income before disposition of properties	6,720	10,961	15,360
Gains on disposition of properties	2,963	—	20,621
Net income	$9,683	$10,961	$35,981
Our share of:
Net income (1)	$5,367	$5,811	$12,322
Depreciation and amortization of real estate assets	$11,877	$12,582	$13,749
Interest expense	$13,969	$14,473	$14,294
Net gain on disposition of depreciable properties	$582	$—	$7,158

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

The following summarizes additional information related to certain of our unconsolidated affiliates:

 - Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, previously provided property management, leasing, brokerage and certain construction related services to certain of our Wholly Owned Properties in Kansas City, MO. These services were reduced by us to only leasing-related services in 2009. Kessinger/Hunter, LLC received $0.5 million, $2.6 million and $3.8 million from us for these services in 2009, 2008 and 2007, respectively.

 - Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 8.

In 2009, DLF I sold a property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in 2009.

In 2007, DLF I sold five properties to a third party for gross proceeds of $34.2 million and recorded a gain of $9.3 million related to this sale. We recorded $2.1 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in 2007. Also, DLF I acquired Eola Park Centre, a 167,000 square foot office building in Orlando, FL, for $39.3 million and obtained a $27.7 million loan secured by the property.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments– Continued

 - Highwoods DLF 97/26 DLF 99/32, L.P. (“DLF II”)

In 2009, DLF II sold one property for gross proceeds of $7.1 million and recorded an impairment charge of $0.5 million. We recorded $0.2 million as our proportionate share of this impairment charge through equity in earnings of unconsolidated affiliates in 2009.

 - Highwoods-DLF Forum, LLC (“DLF Forum”)

In 2008, we contributed $12.3 million to this joint venture for a 25% ownership interest. The joint venture acquired The Forum, a 635,000 square foot office park in Raleigh, NC, for approximately $113 million and obtained a $67.5 million loan secured by the property.

 - HIW-KC Orlando, LLC (“KC Orlando”)

We made certain commitments to this joint venture as discussed in Note 8 at the time of the formation, which reduced our gain on the partial sale. In the event that unused commitments expire, we record additional gains on disposition of property as a component of income from continuing operations due to our significant continuing involvement with the joint venture.

 - HIW Development B, LLC

In 2009, we contributed $0.3 million to this joint venture for a 10% ownership interest. Simultaneous with the formation, this joint venture acquired land for $3.4 million to be used for development. This joint venture is constructing a build-to-suit office property in Charlotte, NC for which we will receive customary development fees.

 - Weston Lakeside, LLC

In 2007, Weston Lakeside, LLC, an unconsolidated affiliate in which we had a 50.0% ownership interest, sold 332 rental residential units located in the Raleigh, NC metropolitan area to a third party for gross proceeds of $45.0 million and paid off all of the outstanding debt and various development related costs. The joint venture recorded a gain of $11.3 million in 2007 related to this sale. We recorded $5.0 million as our proportionate share through equity in earnings of unconsolidated affiliates in 2007. Our share of the gain was less than 50.0% due to our joint venture partner’s preferred return as the developer. We received aggregate net distributions of $6.2 million.

 - Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of our respective joint venture partner’s interest in rental and other revenues. In the years ended December 31, 2009, 2008 and 2007, we recognized $2.1 million, $2.1 million and $2.2 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments– Continued

Consolidated Affiliates

The following summarizes our consolidated affiliates:

 - Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel’s properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been approximately $12.9 million had the entity been liquidated at December 31, 2009. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

 - SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview’s property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 7, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

 - Plaza Residential, LLC (“Plaza Residential”)

In 2007, through our taxable REIT subsidiary, we contributed $10.6 million for a majority owned interest in Plaza Residential, which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower being developed by us in Raleigh, NC. Our partner has a 7.0% ownership interest in the joint venture, performed development services for the joint venture for a market development fee, guaranteed 40.0% of the construction financing and will receive 35.0% of the net profits from the joint venture once the partners have received distributions equal to their equity plus a 12.0% return on their equity. We consolidate this joint venture since we own the majority interest. We have estimated our net economic interest through the completion of this project to be approximately 86.0% at December 31, 2009 and have recorded our partner’s noncontrolling interest accordingly. Our estimate of our partner’s economic ownership, which is impacted by our partner’s preferred return, decreased from 25% at December 31, 2008 to 14% at December 31, 2009 due to changes in our assumptions related primarily to projected timing of sales and estimated net gains.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments– Continued

For-sale residential condominiums in our Consolidated Balance Sheets include completed, but unsold, condominium inventory owned by Plaza Residential at December 31, 2009 and 2008. We initially record receipts of deposits as other liabilities in our Consolidated Balance Sheets in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. During 2009 and 2008, we received $13.0 million and $28.6 million, respectively, in gross revenues and recorded $12.0 million and $23.0 million, respectively, of cost of goods sold from condominium sales activity. Net gains on for-sale residential condominiums in our Consolidated Statements of Income include gains on the sale of for-sale residential condominiums and forfeitures of earnest money deposits of $0.3 million and $0.6 million, respectively, for the year ended December 31, 2009. Gains on for-sale residential condominiums in our Consolidated Statement of Income include gains on the sale of for-sale residential condominiums and forfeitures of earnest money deposits of $4.4 million and $1.2 million, respectively, for the year ended December 31, 2008. We had no such gains or forfeitures in 2007.

4.      Deferred Financing and Leasing Costs

At December 31, 2009 and 2008, we had deferred financing costs of $16.8 million and $14.7 million, respectively, with accumulated amortization of $4.5 million and $7.8 million, respectively. At December 31, 2009 and 2008, we had deferred leasing costs of $108.8 million and $110.8 million, respectively, with related accumulated amortization of $47.6 million and $44.7 million, respectively. Aggregate amortization expense (included in depreciation and amortization and amortization of deferred financing costs) for the years ended December 31, 2009, 2008 and 2007 was $17.8 million, $18.0 million and $16.7 million, respectively. Aggregate amortization of lease incentives (included in rental and other revenues) for the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $1.0 million and $1.0 million, respectively.

The following table sets forth scheduled future amortization for deferred financing and leasing costs at December 31, 2009:

Years Ending December 31,	Amortization
2010	$17,465
2011	14,866
2012	12,222
2013	8,504
2014	6,051
Thereafter	14,409
$73,517

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Mortgages and Notes Payable

Our consolidated mortgages and notes payable consist of the following:

	December 31,
	2009	2008
Secured indebtedness: (1)
7.77% mortgage loan due 2009	$—	$78,016
7.87% mortgage loan due 2009	—	30,685
7.05% mortgage loan due 2012	188,088	190,000
6.03% mortgage loan due 2013	130,739	133,241
5.68% mortgage loan due 2013	115,958	118,535
6.88% mortgage loans due 2016	114,610	—
7.5% mortgage loan due 2016	47,108	—
5.74% to 9.00% mortgage loans due between 2009 and 2016 (2), (3)	82,483	83,840
Variable rate construction loans due between 2009 and 2010 (4)	41,741	20,869
	720,727	655,186
Unsecured indebtedness:
8.125% notes due 2009	—	50,000
5.85% notes due 2017 (5)	390,928	398,999
7.50% notes due 2018	200,000	200,000
Variable rate term loans due between 2011 and 2012 (6)	157,500	137,500
Revolving credit facility due 2013 and 2010, respectively	—	163,000
	748,428	949,499
Total	$1,469,155	$1,604,685

(1)
The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2009. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Includes mortgage debt related to SF-HIW Harborview Plaza, LP., a consolidated 20.0% owned joint venture, of $21.9 million and $22.3 million at December 31, 2009 and 2008, respectively. See Note 7.

(3)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $35.8 million and $36.6 million at December 31, 2009 and 2008, respectively. See Note 9.

(4)	Stated maturity date does not reflect two one-year extension options related to amounts outstanding on our $70.0 million secured construction facility.

(5)	This amount is net of amortized original issuance discount of $0.9 million and $1.0 million at December 31, 2009 and 2008, respectively.

(6)	The effective interest rates are 3.90% and 1.33% on our $20.0 million and $137.5 million term loans, respectively, as of December 31, 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Mortgages and Notes Payable - Continued

The following table sets forth the future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2009:

Years Ending December 31,	Principal Amount
2010 (1)	$52,860
2011	149,344
2012	240,214
2013	242,782
2014	34,664
Thereafter	749,291
$1,469,155

(1)	This amount does not reflect two one-year extension options related to amounts outstanding under our $70.0 million secured construction facility.

In 2009, we obtained a new $400.0 million unsecured revolving credit facility, which replaced our previously existing revolving credit facility. Our new revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our new revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There were no amounts outstanding under our revolving credit facility at December 31, 2009 and February 3, 2010. At December 31, 2009  and February 3, 2010, we had $1.7 million and $1.6 million, respectively, of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2009 and February 3, 2010 was $398.3 and $398.4 million, respectively.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at December 31, 2009, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at December 31, 2009 and February 3, 2010.

In 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes and retired the remaining $107.2 million principal amount of a two-tranched secured loan. We also obtained a $20.0 million, three-year unsecured term loan, a $115.0 million, six and a half-year secured loan and a $47.3 million, seven-year secured loan. We also repurchased $8.2 million principal amount of unsecured notes due 2017.

Debt Covenants

We are currently in compliance with all debt covenants and requirements. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Mortgages and Notes Payable - Continued

Our revolving credit facility, $137.5 million bank term loan due in February 2011 and $20.0 million bank term loan due in March 2012 also require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value, as defined in the respective agreements, of no more than 60%. Total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once in any twelve-month period. The lenders have not previously exercised this right. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under the revolving credit facility. If we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $390.9 million principal amount of 2017 bonds outstanding and $200.0 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios, including a requirement that we maintain unencumbered assets of at least 200% of all outstanding unsecured debt. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

We may not be able to repay, refinance or extend any or all of our debt at maturity or upon any acceleration. If any refinancing is done at higher interest rates, the increased interest expense could adversely affect our cash flow and ability to pay distributions. Any such refinancing could also impose tighter financial ratios and other covenants that restrict our ability to take actions that could otherwise be in our best interest, such as funding new development activity, making opportunistic acquisitions, repurchasing our securities or paying distributions.

Other Information

Total interest capitalized to development projects was $4.6 million, $8.3 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.      Derivative Financial Instruments

We terminated our last open interest rate swap in December 2009. We have no outstanding interest rate derivatives at December 31, 2009.

The following table sets forth the fair value of our prior derivative instruments:

	Fair Value as of December 31,
	2009	2008
Liability Derivatives:
Derivatives designated as cash flow hedges in other liabilities:
Interest rate swaps	$—	$1,376

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.      Derivative Financial Instruments - Continued

The following table sets forth the effect of our prior cash flow hedges on AOCL and interest expense:

	Years Ended December 31,
	2009	2008	2007
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain/(loss) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$937	$(1,376)	$—

Amount of (gain)/loss reclassified out of AOCL into interest expense (effective portion):
Interest rate swaps	$(249)	$181	$577

The following table sets forth the effect of our prior derivatives not designated as hedging instruments on interest expense:

	Years Ended December 31,
	2009	2008	2007
Derivatives Not Designated as Hedging Instruments:
Amount of gain/(loss) recognized in interest expense on derivative:
Interest rate swaps	$—	$183	$(183)
7.      Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2009	2008
SF-HIW Harborview, LP financing obligation	$16,957	$16,604
Tax increment financing bond	15,374	16,418
Repurchase obligation	4,184	—
Capitalized ground lease obligation	1,191	1,152
Total	$37,706	$34,174

Harborview

Our joint venture partner in Harborview has the right to put its 80.0% equity interest in the joint venture to us in exchange for cash at any time during the one-year period commencing September 11, 2014. The value of the 80.0% equity interest will be determined at the time that our partner elects to exercise its put right, if ever, based upon the then fair market value of Harborview LP’s assets and liabilities, less 3.0%, which amount was intended to cover the normal costs of a sale transaction. Because of the put option, this transaction is accounted for as a financing transaction. Accordingly, the assets, liabilities and operations related to Harborview Plaza, the property owned by Harborview LP remain in our Consolidated Financial Statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Financing Arrangements - Continued

As a result, we have established a financing obligation equal to the net equity contributed by the other partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the original financing obligation of $12.7 million or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $12.2 million and $13.9 million at December 31, 2009 and 2008, respectively. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a sale and recognize gain on sale.

Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to a wholly owned office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is recorded as a financing obligation in our Consolidated Balance Sheets. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond in a privately negotiated transaction in the fourth quarter of 2007.

Repurchase Obligation

In connection with the disposition in the fourth quarter of 2009 of a building located in Raleigh, NC, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we had been unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remain in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement in the first quarter of 2010 and accordingly, have met the requirements to record a completed sale in the first quarter of 2010.

Capitalized Ground Lease Obligation

The capitalized ground lease obligation represents an obligation to the lessor of land on which we constructed a building. We are obligated to make fixed payments to the lessor through October 2022 and the lease provides for fixed price purchase options in the ninth and tenth years of the lease. We intend to exercise the purchase option in order to prevent an economic penalty related to conveying the building to the lessor at the expiration of the lease. The net present value of the fixed rental payments and purchase option through the ninth year was calculated at the inception of the lease using a discount rate of 7.1%. The assets and liabilities under the capital lease are recorded at the lower of the present value of minimum lease payments or the fair value. The liability accretes into interest expense each month for the difference between the interest rate on the financing obligation and the fixed payments. The accretion will continue until the liability equals the purchase option of the land in the ninth year of the lease.

8.      Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $1.6 million, $1.4 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Commitments and Contingencies - Continued

The following table sets forth our obligations for future minimum payments on operating ground leases at December 31, 2009:

2010	$1,110
2011	1,129
2012	1,150
2013	1,171
2014	1,193
Thereafter	31,114
$36,867

Other Capitalized Lease Obligations

We have other capitalized lease obligations of $0.2 million and $0.1 million related to office equipment, which is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

Completion Contracts

We have approximately $6.7 million of completion contracts at December 31, 2009. Completion contracts are defined as payments to be made under current contracts for various construction projects, which we expect to pay in 2010.

Environmental Matters

Substantially all of our in-service and development properties have been subjected to Phase I environmental assessments and, in certain instances, Phase II environmental assessments. Such assessments and/or updates have not revealed, nor are we aware of, any environmental liability that we believe would have a material adverse effect on our Consolidated Financial Statements. We have $0.2 million and $0.1 million reserved for environmental matters, which is included in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2009, 2008 and 2007, of which $0.2 million represented imputed interest expense. The balance at December 31, 2009 and 2008 is $1.6 million and $2.0 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Commitments and Contingencies - Continued

Guarantees and Other Obligations

All of our joint venture debt is non-recourse to us except (1) in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (2) those guarantees set forth in the following table:

Guarantee Type	Entity	Location	Maturity Date	Maximum Potential Obligation	Accrual at December 31, 2009
Indirect debt	Three Fountains	Des Moines	8/2019	$1,718	$385
Debt	RRHWoods/ DCP	Des Moines	7/2014	$1,336	$49
Debt	RRHWoods	Des Moines	11/2011	$2,795	$15
Indirect debt	RRHWoods	Des Moines	9/2015	$3,112	$245

At the formation of the KC Orlando joint venture, we committed to fund certain future leasing costs. The remaining commitment at December 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

9.      Noncontrolling Interests

Beginning in the first quarter of 2009, we have modified the measurement and presentation of noncontrolling interests for all periods presented, as described in Note 1.

Noncontrolling Interests in Consolidated Affiliates

Noncontrolling interests in consolidated affiliates, a component of equity, relates to our respective joint venture partners’ 50.0% interest in Markel and estimated 14% economic interest in Plaza Residential. Each of our joint venture partners is an unrelated third party.

10.     Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, noncontrolling interests in the Operating Partnership and liabilities that we recognize at fair value using those levels of inputs.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities which we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 liabilities are our obligations to pay benefits under our deferred compensation plan.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.     Disclosure About Fair Value of Financial Instruments – Continued

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Our Level 2 liability are interest rate swaps that were outstanding at December 31, 2008 whose fair value is determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves.  In addition, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond that we acquired in the fourth quarter of 2007 (see Note 7), which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our December 31, 2009 impairment analysis, which were valued using independent appraisals.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates and costs to operate each property.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 2	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets)	$6,135	$6,135	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	16,871	—	—	16,871
Impaired real estate assets (see Note 2)	32,000	—	—	32,000
Total Assets	$55,006	$6,135	$—	$48,871

Liabilities:
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898	$—	$—
SF-Harborview Plaza, LP financing obligation	12,230	—	—	12,230
Total Liabilities	$19,128	$6,898	$—	$12,230

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.     Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 2	Level 3
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid and other assets)	$5,422	$5,422	$—	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,468	—	—	17,468
Total Assets	$22,890	$5,422	$—	$17,468

Liabilities:
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$—	$1,376	$—
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	6,522	6,522	—	—
SF-Harborview Plaza, LP financing obligation	13,879	—	—	13,879
Total Liabilities	$21,777	$6,522	$1,376	$13,879

The following table sets forth our Level 3 asset and liability:

	December 31,
	2009	2008
Asset:
Tax Increment Financing Bond
Beginning balance	$17,468	$—
Transfer into Level 3	—	20,541
Principal repayment	(890)	(790)
Unrealized gain/(loss) (in AOCL)	293	(2,283)
Ending balance	$16,871	$17,468

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance - gross financing obligation	$13,879	$14,155
Principal repayments	(487)	(1,579)
Interest expense on financing obligation	1,807	1,757
Unrealized gain	(2,481)	(454)
Ending balance - gross financing obligation	12,718	13,879
Valuation allowance, net	4,239	2,725
Net financing obligation	$16,957	$16,604

The tax increment financing bond is carried at estimated fair value in prepaid and other assets with unrealized gains or losses reported in accumulated other comprehensive loss. The estimated fair value at December 31, 2009 was $2.4 million below the outstanding principal due on the bond. We currently intend to hold this bond, which amortizes to maturity in 2020, and do not believe that we will be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond. There is no legal right of offset with the liability recorded as a financing obligation related to this tax increment financing bond.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.     Disclosure About Fair Value of Financial Instruments – Continued

The SF-Harborview Plaza, LP financing obligation is carried at the greater of estimated fair value or original financing obligation of $12.7 million, net of the related valuation allowance as described in Note 7. The fair value was $12.2 million and $13.9 million at December 31, 2009 and 2008, respectively.

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
December 31, 2009
Cash and cash equivalents	$23,519	$23,519
Restricted cash	$6,841	$6,841
Accounts and notes receivable	$24,212	$24,212
Marketable securities (in prepaid expenses and other assets)	$6,135	$6,135
Tax increment financing bond (in prepaid expenses and other assets)	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898

December 31, 2008
Cash and cash equivalents	$13,649	$13,649
Restricted cash	$2,258	$2,258
Accounts and notes receivable	$27,289	$27,289
Marketable securities (in prepaid expenses and other assets)	$5,422	$5,422
Tax increment financing bond (in prepaid expenses and other assets)	$17,468	$17,468
Mortgages and notes payable	$1,604,685	$1,330,899
Financing obligations	$34,174	$32,219
Interest rate swaps (in accounts payable, accrued expenses and other liabilities)	$1,376	$1,376
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,522	$6,522

The fair values of our mortgages and notes payable and financing obligations were estimated using the income and market approaches to approximate the price that would be paid in an orderly transaction between market participants on the measurement date. The carrying values of our cash and cash equivalents and accounts and notes receivable are equal to or approximate fair value.

11.     Equity

Common Unit Distributions

Distributions declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2009, 2008 and 2007.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.     Equity - Continued

Preferred Units

The following table sets forth our Preferred Units:

Preferred Unit Issuances	Issue Date	Number of Units Outstanding	Carrying Value	Liquidation Preference Per Unit	Optional Redemption Date	Annual Distributions Payable Per Unit
		(in thousands)
December 31, 2009 and 2008:
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,092	$1,000	2/12/2027	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	2,100	$52,500	$25	9/25/2002	$2.00

In 2008, the Company repurchased 53,845 outstanding 8.625% Series A Preferred Units for an aggregate purchase price of $52.5 million. In connection with this repurchase, the $0.1 million excess of the purchase cost over the net carrying amount of the repurchased units was recorded as a reduction to net income available for common unitholders in 2008.

In 2007, we redeemed 1.6 million of our outstanding 8.000% Series B Preferred Units, for an aggregate purchase price of $40.0 million. In connection with this redemption, the $1.4 million excess of the redemption cost over the net carrying amount of the redeemed units was recorded as a reduction to net income available for common unitholders in 2007. In 2007, we also repurchased 22,008 of our outstanding 8.625% Series A Preferred Units for an aggregate purchase price of $22.3 million. In connection with this repurchase, the $0.8 million excess of the purchase cost over the net carrying amount of the repurchased units was recorded as a reduction to net income available for common unitholders in 2007.

Warrants

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. In 2009, there were no warrants exercised. In 2008, 10,000 warrants with an exercise price of $32.50 were exercised. In 2007, 10,000 warrants with an exercise price of $34.13 were exercised. At December 31, 2009, there are 15,000 warrants outstanding with an exercise price of $32.50. These warrants have no expiration date.

12.      Employee Benefit Plans

Officer, Management and Director Compensation Programs

The officers of the Company, which is the sole general partner of the Operating Partnership, participate in an annual non-equity incentive program whereby they are eligible for incentive cash payments based on a percentage of their annual base salary. In addition to considering the pay practices of the Company’s peer group in determining each officer’s incentive payment percentage, the officer’s ability to influence the Company’s performance is also considered. Each officer has a target annual non-equity incentive payment percentage that ranges from 20% to 130% of base salary depending on the officer’s position. The officer’s actual incentive payment for the year is the product of the target annual incentive payment percentage times a “performance factor,” which can range from zero to 200%. This performance factor depends upon the relationship between how various performance criteria compare with predetermined goals. For an officer who has division responsibilities, goals for certain performance criteria are based partly on the division’s actual performance relative to that division’s established goals and partly on actual total performance. Incentive payments are accrued and expensed in the year earned and are generally paid in the first quarter of the following year.

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

The following table sets forth the number of Common Units reserved for future issuance:

	December 31,
	2009	2008
Outstanding stock options and warrants	1,482,773	1,504,250
Possible future issuance under equity incentive plans	3,000,000	773,532
	4,482,773	2,277,782

The Company’s officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Grants made prior to May 13, 2009 were made under the Amended and Restated 1994 Stock Option Plan. Grants subsequent to that date will be made under the 2009 Long-Term Equity Incentive Plan. Restricted stock grants are also made annually to directors and certain non-officer employees. At December 31, 2009, there was remaining availability of 3.0 million shares of Common Stock reserved for future issuance under the 2009 Long-Term Equity Incentive Plan, of which no more than 1.0 million can be in the form of restricted stock.

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

Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Dividends paid on forfeited shares are expensed.

During the years ended December 31, 2009, 2008 and 2007, we recognized $6.6 million, $6.7 million and $5.2 million, respectively, of share-based compensation expense. Because we generally do not pay income taxes we do not realize tax benefits on share-based payments. At December 31, 2009, there was $7.9 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 1.5 years.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.     Employee Benefit Plans - Continued

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2009, 2008 and 2007 were $1.82, $3.18 and $6.30, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2009	2008	2007
Risk free interest rate (1)	2.31%	2.67%	4.51%
Common stock dividend yield (2)	8.96%	5.77%	4.07%
Expected volatility (3)	29.9%	22.64%	18.95%
Average expected option life (years) (4)	5.75	5.75	5.75
Options granted	394,044	319,091	146,347

(1)	Represents the interest rate on US treasury bonds as of the grant date having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life for the 2009, 2008 and 2007 grants is based on an analysis of the Company’s historical data.

The following table sets forth stock option grants:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2006	2,975,071	$24.67
Options granted	146,347	41.83
Options cancelled	(115,228)	30.14
Options exercised	(1,096,369)	23.28
Balances at December 31, 2007	1,909,821	26.45
Options granted	319,091	29.48
Options cancelled	(16,331)	31.66
Options exercised	(723,331)	22.95
Balances at December 31, 2008	1,489,250	28.74
Options granted	394,044	19.00
Options cancelled	(111,590)	27.65
Options exercised	(303,931)	24.18
Balances at December 31, 2009 (1) (2)	1,467,773	$27.15

(1)	The outstanding options at December 31, 2009 had a weighted average remaining life of 4.4 years and intrinsic value of $10.3 million.

(2)
The Company had 727,243 options exercisable at December 31, 2009 with weighted average exercise price of $29.12, weighted average remaining life of 4.3 years and intrinsic value of $3.7 million. At December 31, 2009, 70,577 options exercisable at December 31, 2009 had exercise prices higher than the market price of our Common Stock.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.     Employee Benefit Plans - Continued

Cash received or receivable from options exercised was $7.4 million, $15.9 million and $12.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.0 million, $9.6 million and $23.4 million, respectively. The total intrinsic value of options outstanding at December 31, 2009, 2008 and 2007 was $10.3 million, $1.7 million and $8.0 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least one year. The Company has a policy of issuing new shares to satisfy stock option exercises.

 - Time-Based Restricted Stock

Shares of time-based restricted stock issued to the Company’s directors, officers and other employees prior to 2005 generally vest 50% three years from the date of grant and the remaining 50% five years from date of grant. Shares of time-based restricted stock that were issued to officers and employees in 2005 vest one-third on the third anniversary, one-third on the fourth anniversary and one-third on the fifth anniversary of the date of grant. Shares of time-based restricted stock that were issued to officers and employees beginning in 2006 generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

The following table sets forth time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	255,120	$27.12
Awarded and issued (1)	205,283	40.78
Vested (2)	(73,947)	27.35
Forfeited	(29,959)	27.63
Restricted shares outstanding at December 31, 2007	356,497	34.89
Awarded and issued (1)	92,150	30.13
Vested (2)	(113,823)	33.13
Forfeited	(5,029)	32.11
Restricted shares outstanding at December 31, 2008	329,795	34.21
Awarded and issued (1)	128,384	19.33
Vested (2)	(132,779)	33.38
Forfeited	(9,326)	31.26
Restricted shares outstanding at December 31, 2009	316,074	$28.60

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $2.8 million and $8.4 million, respectively.

(2)	The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $4.8 million and $3.2 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.     Employee Benefit Plans - Continued

 - Total Return-Based and Performance-Based Restricted Stock

During 2007, the Company also issued shares of restricted stock to officers that vest from zero to 200% based on its total shareholder return in comparison to total returns of a selected group of peer companies over a three-year period. The grants also contained a provision allowing for partial vesting if the Company’s annual total return in any given year of the three-year period exceeded 9% on an absolute basis.

During 2009 and 2008, the Company issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) the Company’s absolute total returns for the three-year periods ended December 31, 2010 and 2011 relative to defined target returns and (2) whether the Company’s total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be 53.6% and 100%, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period.

During 2008 and 2007, the Company also issued shares of performance-based restricted stock to officers that will vest pursuant to certain performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

The following table sets forth total return-based and performance-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2006	106,646	$28.58
Awarded and issued (1)	41,480	41.81
Vested (2)	(3,778)	26.82
Forfeited	(8,876)	30.92
Restricted shares outstanding at December 31, 2007	135,472	32.52
Awarded and issued (1)	77,878	29.75
Vested (2)	(59,892)	26.82
Forfeited	(2,116)	29.23
Restricted shares outstanding at December 31, 2008	151,342	33.39
Awarded and issued (1)	127,594	15.01
Vested (2)	(68,929)	32.66
Forfeited	(7,232)	34.14
Restricted shares outstanding at December 31, 2009	202,775	$22.05

(1)
The fair value at grant date of performance-based and total return-based restricted stock issued during the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $2.3 million and $1.7 million, respectively.

(2)
The vesting date fair value of performance-based and total return-based restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $2.4 million and $0.2 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.     Employee Benefit Plans - Continued

Retirement Plan

In 2006, the Company adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants beginning in 2006 and have been phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 50% of their 2007 grants, 75% of their 2008 grants and 100% of their 2009 grants were deemed fully vested at the grant date, which increased compensation expense by approximately $0.6 million, $0.6 million and $0.3 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation

The Company has a non-qualified deferred compensation plan pursuant to which each officer and director could elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested by the Company in various mutual funds. The Company has decided to indefinitely suspend this option to defer compensation earned after January 1, 2010. These investments are recorded at fair value which aggregated $6.1 million at December 31, 2009 and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded.

The following table sets forth the Company’s deferred compensation liability:

	Years Ended December 31,
	2009	2008	2007
Beginning deferred compensation liability	$6,522	$7,867	$8,682
Contributions to deferred compensation plans	—	1,574	711
Mark-to-market adjustment to deferred compensation (general and administrative expense)	1,497	(2,177)	(128)
Distributions from deferred compensation plans	(1,121)	(742)	(1,398)
Total deferred compensation liability	$6,898	$6,522	$7,867

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.      Employee Benefit Plans - Continued

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2009, 2008 and 2007, we contributed $1.0 million, $1.1 million and $1.2 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Balance Sheets since the assets are not owned by us. Administrative expenses of the plan are paid by us.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. In the years ended December 31, 2009, 2008 and 2007, the Company issued 37,287, 29,324 and 16,937 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.3 million, $0.2 million and $0.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

13.     Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities and changes in fair market value of an available for-sale security not reflected in our Consolidated Statements of Income. The components of comprehensive income are as follows:

	Years Ended December 31,
	2009	2008	2007
Net income	$61,640	$35,483	$94,895
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	293	(2,659)	—
Unrealized gains/(losses) on cash flow hedges	937	(1,376)	—
Amortization of past cash flow hedges	(249)	181	577
Total other comprehensive income/(loss)	981	(3,854)	577
Total comprehensive income	$62,621	$31,629	$95,472

Accumulated other comprehensive loss represents certain amounts deferred related to hedging activities and an available for-sale security. The components of accumulated other comprehensive loss are as follows:

	December 31,
	2009	2008
Tax increment financing bond	$2,366	$2,659
Cash flow hedges	1,445	2,133
	$3,811	$4,792

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.     Rental and Other Revenues; Rental Property And Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also require that the customers reimburse us for increases in certain costs above the base-year costs. Rental and other revenues from continuing operations consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Contractual rents, net	$397,903	$387,257	$359,297
Straight-line rental income, net	3,545	6,147	7,135
Amortization of lease incentives	(1,100)	(1,020)	(939)
Property operating expense recoveries, net	45,009	46,546	41,264
Lease termination fees	1,813	2,561	1,700
Fee income	5,155	5,149	6,494
Other miscellaneous operating income	1,701	3,651	3,458
	$454,026	$450,291	$418,409

The following table sets forth future minimum base rents to be received from customers over the next five years and thereafter for leases in effect at December 31, 2009 for the Wholly Owned Properties:

2010	$390,391
2011	349,927
2012	286,339
2013	228,896
2014	194,190
Thereafter	598,329
$2,048,072

The following table sets forth rental property and other expenses from continuing operations:

	Years Ended December 31,
	2009	2008	2007
Maintenance, cleaning and general building	$56,870	$58,508	$53,051
Utilities, insurance and real estate taxes	91,934	87,351	80,262
Property management and administrative expenses	11,930	11,605	11,242
Other miscellaneous operating expenses	2,995	4,238	4,481
	$163,729	$161,702	$149,036

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.     Discontinued Operations

As part of our business strategy, we from time to time selectively dispose of non-core properties. The table below sets forth the net operating results of those assets classified as discontinued operations in our Consolidated Financial Statements. These assets classified as discontinued operations comprise 2.5 million square feet of office, industrial and retail properties and 13 rental residential units sold during 2009, 2008 and 2007. The operations of these assets have been reclassified from our ongoing operations to discontinued operations, and we will not have any significant continuing involvement in the operations after the disposal transactions.

	Years Ended December 31,
	2009	2008	2007
Rental and other revenues	$5,284	$15,570	$25,694
Operating expenses:
Rental property and other expenses	2,031	6,015	11,117
Depreciation and amortization	835	2,947	5,515
Total operating expenses	2,866	8,962	16,632
Interest expense	—	—	17
Interest and other income	—	31	59
Income before gains on disposition of discontinued operations	2,418	6,639	9,104
Net gains on disposition of discontinued operations	21,466	18,485	34,477
Total discontinued operations	$23,884	$25,124	$43,581

Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$54,686	$92,592	$164,108

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2009	2008
Assets:
Land	$867	$867
Buildings and tenant improvements	3,876	3,876
Land held for development	1,197	1,197
Accumulated depreciation	(1,484)	(1,387)
Net real estate assets	4,456	4,553
Deferred leasing costs, net	209	225
Accrued straight line rents receivable	289	273
Prepaid expenses and other assets	77	45
Real estate and other assets, net, held for sale	$5,031	$5,096
Tenant security deposits, deferred rents and accrued costs (1)	$12	$9

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

16.     Earnings Per Unit

Beginning in the first quarter of 2009, we have modified our calculation of weighted average units, basic and diluted, to include the total number of restricted units outstanding, as described in Note 1. The following table sets forth the computation of basic and diluted earnings per unit:

	Years Ended December 31,
	2009	2008	2007
Earnings per common unit - basic:
Numerator:
Income from continuing operations	$37,756	$10,359	$51,314
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(11)	(2,041)	(679)
Distributions on preferred units (1)	(6,708)	(9,804)	(13,477)
Excess of preferred unit redemption/repurchase cost over carrying value (1)	—	(108)	(2,285)
Income/(loss) from continuing operations available for common unitholders	31,037	(1,594)	34,873
Income from discontinued operations	23,884	25,124	43,581
Net income available for common unitholders	$54,921	$23,530	$78,454
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	71,591	62,882	60,710
Earnings per common unit - basic:
Income/(loss) from continuing operations available for common unitholders	$0.43	$(0.03)	$0.57
Income from discontinued operations available for common unitholders	0.34	0.40	0.72
Net income available for common unitholders	$0.77	$0.37	$1.29
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$37,756	$10,359	$51,314
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(11)	(2,041)	(679)
Distributions on preferred units (1)	(6,708)	(9,804)	(13,477)
Excess of preferred unit redemption/repurchase cost over carrying value (1)	—	(108)	(2,285)
Income/(loss) from continuing operations available for common unitholders	31,037	(1,594)	34,873
Income from discontinued operations	23,884	25,124	43,581
Net income available for common unitholders	$54,921	$23,530	$78,454
Denominator:
Denominator for basic earnings per Common Unit –weighted average units	71,591	62,882	60,710
Add:
Stock options using the treasury method	79	—	663
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (2)	71,670	62,882	61,373
Earnings per common unit - diluted:
Income/(loss) from continuing operations available for common unitholders	$0.43	$(0.03)	$0.57
Income from discontinued operations available for common unitholders	0.34	0.40	0.71
Net income available for common unitholders	$0.77	$0.37	$1.28

(1)	For additional disclosures regarding outstanding Preferred Units, see Note 11 included herein.

(2)
Options and warrants aggregating approximately 1.0 million, 1.4 million and 0.1 million units were outstanding during the years ended December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per unit because the impact of including such units would be anti-dilutive to the earnings per unit calculation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

17.     Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to corporate, state and local income taxes. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2009 of approximately $10.8 million and has paid no income taxes since its formation. In addition to the $4.2 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $2.9 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $1.3 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income. Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership recorded state income tax expense in rental property and other expenses of $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The minimum dividend per share of Common Stock required for us to maintain our REIT status was $0.89, $0.76 and $0.54 per share in 2009, 2008 and 2007, respectively. Continued qualification as a REIT depends on our ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.4 billion and $1.6 billion, respectively, at December 31, 2009 and was approximately $2.4 billion and $1.7 billion, respectively, at December 31, 2008.

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

The Company is subject to federal, state and local income tax examinations by tax authorities for 2006 through 2009.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

18.     Segment Information

Our principal business is the operation, acquisition and development of rental real estate properties. We evaluate our business by product type and by geographic location. Each product type has different customers and economic characteristics as to rental rates and terms, cost per square foot of buildings, the purposes for which customers use the space, the degree of maintenance and customer support required and customer dependency on different economic drivers, among others. The operating results by geographic grouping are also regularly reviewed by our chief operating decision maker for assessing performance and other purposes. There are no material inter-segment transactions.

The accounting policies of the segments are the same as those described in Note 1. All operations are within the United States and, at December 31, 2009, no single customer of the Wholly Owned Properties generated more than 10% of our consolidated revenues during 2009.

The following table summarizes the rental income and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Years Ended December 31,
	2009	2008	2007
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$48,707	$47,066	$43,545
Greenville, SC	14,011	13,982	13,542
Kansas City, MO	14,840	15,350	14,337
Memphis, TN	30,644	25,853	24,211
Nashville, TN	60,555	60,194	50,245
Orlando, FL	11,810	11,403	8,787
Piedmont Triad, NC	25,357	25,771	26,815
Raleigh, NC	73,080	70,264	63,870
Richmond, VA	46,620	47,974	45,124
Tampa, FL	67,298	65,857	61,516
Total Office Segment	392,922	383,714	351,992
Industrial:
Atlanta, GA	15,612	15,722	15,950
Piedmont Triad, NC	14,102	14,762	13,689
Total Industrial Segment	29,714	30,484	29,639
Retail:
Kansas City, MO	29,999	34,634	35,385
Piedmont Triad, NC	185	221	219
Raleigh, NC	120	36	—
Total Retail Segment	30,304	34,891	35,604
Residential:
Kansas City, MO	1,086	1,202	1,174
Total Residential Segment	1,086	1,202	1,174
Total Rental and Other Revenues	$454,026	$450,291	$418,409

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

18.     Segment Information - Continued

	Years Ended December 31,
	2009	2008	2007
Net Operating Income: (1)
Office:
Atlanta, GA	$30,802	$28,842	$28,448
Greenville, SC	8,719	8,813	8,377
Kansas City, MO	9,084	9,250	8,394
Memphis, TN	17,725	15,149	13,654
Nashville, TN	39,128	39,661	32,205
Orlando, FL	6,276	6,306	4,453
Piedmont Triad, NC	16,486	16,072	17,125
Raleigh, NC	49,280	46,173	41,312
Richmond, VA	32,072	32,231	30,892
Tampa, FL	40,146	39,355	36,697
Total Office Segment	249,718	241,852	221,557
Industrial:
Atlanta, GA	11,603	11,914	12,462
Piedmont Triad, NC	10,698	11,471	10,698
Total Industrial Segment	22,301	23,385	23,160
Retail:
Atlanta, GA (2)	—	(26)	(34)
Kansas City, MO	18,204	22,580	24,013
Piedmont Triad, NC	12	177	191
Raleigh, NC (2)	9	(60)	(88)
Total Retail Segment	18,225	22,671	24,082
Residential:
Kansas City, MO	581	715	659
Raleigh, NC (2)	(528)	(34)	(85)
Total Residential Segment	53	681	574
Total Net Operating Income	290,297	288,589	269,373
Reconciliation to income from continuing operations before disposition of property and condominiums, insurance settlement and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(131,048)	(124,673)	(118,341)
Impairment of assets held for use	(13,518)	(32,846)	(789)
General and administrative expense	(37,208)	(38,187)	(41,930)
Interest expense	(86,872)	(98,492)	(100,239)
Interest and other income	9,550	3,759	6,372
Income/(loss) from continuing operations before disposition of property and condominiums, insurance settlement and equity in earnings of unconsolidated affiliates	$31,201	$(1,850)	$14,446

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

18.     Segment Information - Continued

	December 31,
	2009	2008	2007
Total Assets:
Office:
Atlanta, GA	$275,464	$277,472	$276,283
Baltimore, MD	1,787	1,793	10,155
Greenville, SC	78,567	83,554	87,663
Kansas City, MO	85,681	87,954	104,076
Memphis, TN	220,722	187,316	134,962
Nashville, TN	338,124	348,068	349,351
Orlando, FL	48,821	50,852	51,361
Piedmont Triad, NC	141,971	148,511	182,470
Raleigh, NC	464,729	469,448	442,434
Richmond, VA	249,881	257,221	259,707
Tampa, FL	393,812	379,146	389,407
Total Office Segment	2,299,559	2,291,335	2,287,869
Industrial:
Atlanta, GA	136,570	137,510	124,759
Kansas City, MO	—	123	152
Piedmont Triad, NC	92,300	100,429	108,234
Total Industrial Segment	228,870	238,062	233,145
Retail:
Atlanta, GA	1,044	1,070	978
Kansas City, MO	175,757	224,603	230,556
Piedmont Triad, NC	1,082	10,423	7,960
Raleigh, NC	6,048	4,452	3,225
Total Retail Segment	183,931	240,548	242,719
Residential:
Kansas City, MO	6,129	6,471	6,834
Orlando, FL	2,147	2,147	2,147
Raleigh, NC	16,291	28,698	18,032
Total Residential Segment	24,567	37,316	27,013
Corporate	148,811	137,595	135,058
Total Assets	$2,885,738	$2,944,856	$2,925,804

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.     Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information for the years ended December 31, 2009 and 2008 and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (3)	$113,359	$112,854	$114,144	$113,669	$454,026

Income/(loss) from continuing operations (1) (3)	12,051	15,121	12,698	(2,114)	37,756
Income/(loss) from discontinued operations (3)	1,112	21,938	(138)	972	23,884
Net income/(loss)	13,163	37,059	12,560	(1,142)	61,640
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(18)	(116)	(24)	147	(11)
Distributions on preferred units	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income/(loss) available for common unitholders	$11,468	$35,266	$10,859	$(2,672)	$54,921

Earnings per unit-basic:
Income/(loss) from continuing operations available for common unitholders	$0.15	$0.19	$0.15	$(0.05)	$0.43
Income from discontinued operations available for common unitholders	0.02	0.32	—	0.01	0.34
Net income/(loss) available for common unitholders	$0.17	$0.51	$0.15	$(0.04)	$0.77
Earnings per unit-diluted:
Income/(loss) from continuing operations available for common unitholders	$0.15	$0.19	$0.15	$(0.05)	$0.43
Income from discontinued operations available for common unitholders	0.02	0.32	—	0.01	0.34
Net income/(loss) available for common unitholders	$0.17	$0.51	$0.15	$(0.04)	$0.77

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.     Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (3)	$110,833	$112,373	$112,706	$114,379	$450,291

Income/(loss) from continuing operations (2) (3)	11,213	9,049	11,000	(20,903)	10,359
Income from discontinued operations (3)	5,508	6,952	4,697	7,967	25,124
Net income/(loss)	16,721	16,001	15,697	(12,936)	35,483
Net (income) attributable to noncontrolling interests in consolidated affiliates	(198)	(191)	(201)	(1,451)	(2,041)
Distributions on preferred units	(2,838)	(2,838)	(2,451)	(1,677)	(9,804)
Excess of preferred unit redemption/ repurchase cost over carrying value	—	—	(108)	—	(108)
Net income/(loss) available for common unitholders	$13,685	$12,972	$12,937	$(16,064)	$23,530

Earnings per unit-basic:
Income/(loss) from continuing operations available for common unitholders	$0.14	$0.10	$0.13	$(0.36)	$(0.03)
Income from discontinued operations available for common unitholders	0.09	0.11	0.08	0.12	0.40
Net income/(loss) available for common unitholders	$0.23	$0.21	$0.21	$(0.24)	$0.37
Earnings per unit-diluted:
Income/(loss) from continuing operations available for common unitholders	$0.13	$0.10	$0.13	$(0.36)	$(0.03)
Income from discontinued operations available for common unitholders	0.09	0.11	0.08	0.12	0.40
Net income/(loss) available for common unitholders	$0.22	$0.21	$0.21	$(0.24)	$0.37

(1)	Loss from continuing operations for the fourth quarter of 2009 includes a $13.5 million impairment on assets held for use as described in Note 2.

(2)	Loss from continuing operations for the fourth quarter of 2008 includes a $32.8 million impairment on assets held for use as described in Note 2.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.     Quarterly Financial Data (Unaudited) – Continued

(3)
The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations (see Note 15). Below is the reconciliation to the amounts previously reported in Form 10-Q:

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009
Rental and other revenues, as reported	$115,966	$113,310	$114,229
Discontinued operations	(2,607)	(456)	(85)
Rental and other revenues, as adjusted	$113,359	$112,854	$114,144

Income from continuing operations, as reported	$13,090	$15,335	$12,705
Discontinued operations	(1,039)	(214)	(7)
Income from continuing operations, as adjusted	$12,051	$15,121	$12,698

Income/(loss) from discontinued operations, as reported	$73	$21,724	$(145)
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,039	214	7
Income/(loss) from discontinued operations, as adjusted	$1,112	$21,938	$(138)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Rental and other revenues, as reported	$113,428	$112,828	$112,755	$117,103
Discontinued operations	(2,595)	(455)	(49)	(2,724)
Rental and other revenues, as adjusted	$110,833	$112,373	$112,706	$114,379

Income/(loss) from continuing operations, as reported (a)	$12,325	$9,229	$10,958	$(21,188)
Discontinued operations	(1,112)	(180)	42	285
Income/(loss) from continuing operations, as adjusted	$11,213	$9,049	$11,000	$(20,903)

Income from discontinued operations, as reported (a)	$4,396	$6,772	$4,739	$6,801
Additional discontinued operations from properties sold subsequent to the respective reporting period	1,112	180	(42)	1,166
Income from discontinued operations, as adjusted	$5,508	$6,952	$4,697	$7,967

(a)	Income from continuing operations, as reported, for the quarter ended December 31, 2008 was net of income attributable to noncontrolling interests of $1.5 million.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20.     Other Events

Property Insurance Settlement

In 2005, one of our office properties located in southeastern Florida sustained damage in a hurricane. During the first quarter of 2007, we recorded a $4.1 million gain for the non-monetary conversion upon finalization of the insurance claim.

Subsequent Events

We have evaluated events subsequent to December 31, 2009 through February 11, 2010 (date of filing) for purposes of our measurement and disclosure in these Consolidated Financial Statements.

On February 3, 2010, the Board of Directors declared a cash distribution of $0.425 per Common Unit payable on March 9, 2010 to unitholders of record on February 15, 2010, a cash distribution of $21.5625 per 8.625% Series A Preferred Units payable on March 1, 2010 to unitholders of record on February 15, 2010 and a cash distribution of $0.50 per 8.000% Series B Preferred Units payable on March 15, 2010 to unitholders of record on March 1, 2010.

The buyer’s right to put a building to us that was disposed of in the fourth quarter of 2009 expired in January 2010. This property was accounted for as a financing arrangement at December 31, 2009 (see Note 7). Accordingly, we recognized a completed sale of the property in the first quarter of 2010.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II

(in thousands)

As of December 31, 2009, 2008 and 2007

A summary of activity for Valuation and Qualifying Accounts and Reserves

	Balance at December 31, 2008	Additions	Deductions	Balance at December 31, 2009
Allowance for Doubtful Accounts - Straight Line Rent	$2,082	$2,484	$(2,123)	$2,443
Allowance for Doubtful Accounts - Accounts Receivable	1,281	2,900	(1,371)	2,810
Allowance for Doubtful Accounts - Notes Receivable	459	255	(16)	698
Totals	$3,822	$5,639	$(3,510)	$5,951

	Balance at December 31, 2007	Additions	Deductions	Balance at December 31, 2008
Allowance for Doubtful Accounts - Straight Line Rent	$440	$1,905	$(263)	$2,082
Allowance for Doubtful Accounts - Accounts Receivable	935	1,091	(745)	1,281
Allowance for Doubtful Accounts - Notes Receivable	68	395	(4)	459
Totals	$1,443	$3,391	$(1,012)	$3,822

	Balance at December 31, 2006	Additions	Deductions	Balance at December 31, 2007
Allowance for Doubtful Accounts - Straight Line Rent	$301	$747	$(608)	$440
Allowance for Doubtful Accounts - Accounts Receivable	1,253	422	(740)	935
Allowance for Doubtful Accounts - Notes Receivable	786	—	(718)	68
Disposition Reserve	75	—	(75)	—
Totals	$2,415	$1,169	$(2,141)	$1,443

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III

(in thousands)

As of December 31, 2009, 2008 and 2007

A summary of activity for real estate and accumulated depreciation is as follows:

	December 31,
	2009	2008	2007
Real estate assets:
Beginning balance	$3,272,904	$3,180,661	$3,072,335
Additions:
Acquisitions, development and improvements	167,624	184,208	247,152
Cost of real estate sold and retired	(99,271)	(91,965)	(138,826)
Ending balance (a)	$3,341,257	$3,272,904	$3,180,661

Accumulated depreciation:
Beginning balance	$714,224	$649,765	$595,136
Depreciation expense	115,603	110,988	107,793
Real estate sold and retired	(47,270)	(46,529)	(53,164)
Ending balance (b)	$782,557	$714,224	$649,765

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2009	2008	2007
Total per Schedule III	$3,341,258	$3,272,904	$3,180,661
Development in progress exclusive of land included in Schedule III	—	61,938	101,661
Real estate assets, net, held for sale	(5,941)	(1,242)	(10,466)
Total real estate assets	$3,335,317	$3,333,600	$3,271,856

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2009	2008	2007
Total per Schedule III	$782,557	$714,224	$649,765
Real estate assets, net, held for sale	(1,484)	—	—
Total accumulated depreciation	$781,073	$714,224	$649,765

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2009

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Atlanta, GA
1700 Century Circle	Office	Atlanta		$ -	$ 2,482	$ 2	$ (11)	$ 2	$2,471	$2,473	$ 345	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,443	29,081	1	9,863	1,444	38,944	40,388	15,136	1975	5-40 yrs.
1825 Century Center	Office	Atlanta		864	-	303	15,166	1,167	15,166	16,333	3,606	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		-	8,924	-	2,235	-	11,159	11,159	3,845	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		-	4,744	-	917	-	5,661	5,661	1,978	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		-	14,432	-	3,444	-	17,876	17,876	5,979	1971	5-40 yrs.
2400 Century Center	Office	Atlanta		-	-	406	15,656	406	15,656	16,062	6,104	1998	5-40 yrs.
2500 Century Center	Office	Atlanta		-	-	328	14,285	328	14,285	14,613	2,250	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		-	-	-	6,242	-	6,242	6,242	638	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		-	10,679	-	3,829	-	14,508	14,508	4,764	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		-	21,643	-	3,001	-	24,644	24,644	8,461	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		-	20,449	-	2,925	-	23,374	23,374	7,107	1983	5-40 yrs.
50 Glenlake	Office	Atlanta	(1)	2,500	20,006	-	2,356	2,500	22,362	24,862	6,729	1997	5-40 yrs.
6348 Northeast Expressway	Industrial	Atlanta		275	1,655	-	189	275	1,844	2,119	626	1978	5-40 yrs.
6438 Northeast Expressway	Industrial	Atlanta		180	2,216	(1)	459	179	2,675	2,854	858	1981	5-40 yrs.
Bluegrass Lakes I	Industrial	Atlanta		816	-	336	2,850	1,152	2,850	4,002	847	1999	5-40 yrs.
Bluegrass Place I	Industrial	Atlanta		491	2,061	-	321	491	2,382	2,873	714	1995	5-40 yrs.
Bluegrass Place II	Industrial	Atlanta		412	2,583	-	63	412	2,646	3,058	813	1996	5-40 yrs.
Bluegrass Valley	Industrial	Atlanta		1,500	-	373	3,749	1,873	3,749	5,622	1,640	2000	5-40 yrs.
Bluegrass Valley Land	Industrial	Atlanta		19,711	-	(14,810)	-	4,901	-	4,901	-	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	-	3,299	1,290	11,866	13,156	3,356	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	-	1,410	1,380	9,143	10,523	2,341	1984	5-40 yrs.
Chastain Place I	Industrial	Atlanta		451	-	341	2,966	792	2,966	3,758	965	1997	5-40 yrs.
Chastain Place II	Industrial	Atlanta		599	-	193	1,418	792	1,418	2,210	462	1998	5-40 yrs.
Chastain Place III	Industrial	Atlanta		539	-	173	1,305	712	1,305	2,017	334	1999	5-40 yrs.
Corporate Lakes	Industrial	Atlanta		1,265	7,243	-	1,609	1,265	8,852	10,117	2,689	1988	5-40 yrs.
DHS.ICE	Office	Atlanta		3,100	-	2,576	15,844	5,676	15,844	21,520	1,222	2007	5-40 yrs.
FAA at Tradeport	Office	Atlanta	(2)	1,196	-	1,416	15,142	2,612	15,142	17,754	448	2009	5-40 yrs.
Gwinnett Distribution Center	Industrial	Atlanta		1,119	5,960	-	1,555	1,119	7,515	8,634	2,507	1991	5-40 yrs.
Henry County Land	Industrial	Atlanta		3,010	-	13	-	3,023	-	3,023	-	N/A	N/A
Highwoods Center I at Tradeport	Office	Atlanta	(1)	307	-	139	2,027	446	2,027	2,473	586	1999	5-40 yrs.
Highwoods Center II at Tradeport	Office	Atlanta	(1)	641	-	162	2,815	803	2,815	3,618	662	1999	5-40 yrs.
Highwoods Center III at Tradeport	Office	Atlanta	(1)	409	-	130	2,161	539	2,161	2,700	440	2001	5-40 yrs.
Highwoods Riverpoint IV	Industrial	Atlanta		1,037	-	750	8,458	1,787	8,458	10,245	225	2009	5-40 yrs.
National Archives and Records Administration	Office	Atlanta		1,484	-	-	17,829	1,484	17,829	19,313	2,574	2004	5-40 yrs.
Newpoint Place I	Industrial	Atlanta		819	-	356	2,788	1,175	2,788	3,963	923	1998	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Newpoint Place II	Industrial	Atlanta		1,499	-	394	3,660	1,893	3,660	5,553	1,319	1999	5-40 yrs.
Newpoint Place III	Industrial	Atlanta		668	-	253	2,181	921	2,181	3,102	810	1998	5-40 yrs.
Newpoint Place IV	Industrial	Atlanta		989	-	406	4,540	1,395	4,540	5,935	1,476	2001	5-40 yrs.
Newpoint Place V	Industrial	Atlanta		2,150	-	816	9,081	2,966	9,081	12,047	994	2007	5-40 yrs.
Norcross I & II	Industrial	Atlanta		323	2,000	-	698	323	2,698	3,021	822	1970	5-40 yrs.
Nortel	Office	Atlanta		3,342	32,111	-	352	3,342	32,463	35,805	9,576	1998	5-40 yrs.
River Point Land	Industrial	Atlanta		7,250	-	6,005	876	13,255	876	14,131	4	N/A	N/A
South Park Residential Land	Multi-Family	Atlanta		50	-	7	-	57	-	57	-	N/A	N/A
South Park Site Land	Industrial	Atlanta		1,204	-	754	-	1,958	-	1,958	-	N/A	N/A
Southside Distribution Center	Industrial	Atlanta		804	4,553	-	2,136	804	6,689	7,493	1,971	1988	5-40 yrs.
Tradeport I	Industrial	Atlanta		557	-	261	2,595	818	2,595	3,413	866	1999	5-40 yrs.
Tradeport II	Industrial	Atlanta		557	-	261	1,966	818	1,966	2,784	513	1999	5-40 yrs.
Tradeport III	Industrial	Atlanta		673	-	370	2,464	1,043	2,464	3,507	595	1999	5-40 yrs.
Tradeport IV	Industrial	Atlanta		667	-	365	2,853	1,032	2,853	3,885	566	2001	5-40 yrs.
Tradeport Land	Office	Atlanta		5,243	-	(387)	-	4,856	-	4,856	-	N/A	N/A
Tradeport V	Industrial	Atlanta		463	-	180	2,102	643	2,102	2,745	443	2002	5-40 yrs.
Two Point Royal	Office	Atlanta	(1)	1,793	14,964	-	2,031	1,793	16,995	18,788	4,947	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Office	Baltimore		24,931	-	(23,147)	-	1,784	-	1,784	-	N/A	N/A

Greenville, SC
Brookfield Plaza	Office	Greenville		1,500	8,514	-	2,177	1,500	10,691	12,191	3,449	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Office	Greenville		3,050	17,280	(23)	4,538	3,027	21,818	24,845	7,282	1990	5-40 yrs.
MetLife @ Brookfield	Office	Greenville		1,039	-	352	10,564	1,391	10,564	11,955	3,728	2001	5-40 yrs.
Patewood I	Office	Greenville		942	5,117	-	1,348	942	6,465	7,407	2,468	1985	5-40 yrs.
Patewood II	Office	Greenville		942	5,176	-	1,349	942	6,525	7,467	2,429	1987	5-40 yrs.
Patewood III	Office	Greenville		841	4,776	1	1,981	842	6,757	7,599	2,768	1989	5-40 yrs.
Patewood IV	Office	Greenville		1,219	6,918	-	2,086	1,219	9,004	10,223	3,483	1989	5-40 yrs.
Patewood V	Office	Greenville		1,690	9,589	-	2,500	1,690	12,089	13,779	4,258	1990	5-40 yrs.
Patewood VI	Office	Greenville		2,360	-	321	7,760	2,681	7,760	10,441	2,359	1999	5-40 yrs.

Kansas City, MO
Country Club Plaza	Mixed-Use	Kansas City		14,286	146,879	(198)	114,936	14,088	261,815	275,903	75,485	1920-2002	5-40 yrs.
Corinth Shops South	Retail	Kansas City		1,043	4,447	(1,043)	(4,447)	-	-	-	-	1953	5-40 yrs.
Corinth Square North Shops	Retail	Kansas City		2,756	11,490	(2,756)	(11,490)	-	-	-	-	1962	5-40 yrs.
Fairway Shops	Retail	Kansas City		689	3,215	(689)	(3,215)	-	-	-	-	1940	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	-	111	-	1,089	-	1,089	-	N/A	N/A

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Neptune Apartments	Multi-Family	Kansas City	5,862	1,098	6,282	-	665	1,098	6,947	8,045	1,923	1988	5-40 yrs.
One Ward Parkway	Office	Kansas City		682	3,937	(1)	1,568	681	5,505	6,186	1,492	1980	5-40 yrs.
Park Plaza	Office	Kansas City	(3)	1,384	6,410	-	1,947	1,384	8,357	9,741	2,739	1983	5-40 yrs.
Prairie Village Rest & Bank	Retail	Kansas City		-	-	-	-	-	-	-	-	1948	5-40 yrs.
Prairie Village Shops	Retail	Kansas City		3,366	14,686	(3,366)	(14,686)	-	-	-	-	1948	5-40 yrs.
Somerset	Industrial	Kansas City		31	125	(31)	(125)	-	-	-	-	1998	5-40 yrs.
Two Brush Creek	Office	Kansas City		984	4,402	-	1,268	984	5,670	6,654	1,504	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City	(3)	1,576	-	970	34,129	2,546	34,129	36,675	10,555	1999	5-40 yrs.

Memphis, TN						-
3400 Players Club Parkway	Office	Memphis		1,005	-	208	5,218	1,213	5,218	6,431	1,670	1997	5-40 yrs.
6000 Poplar Ave	Office	Memphis		2,340	11,385	(849)	2,857	1,491	14,242	15,733	3,659	1985	5-40 yrs.
6060 Poplar Ave	Office	Memphis		1,980	8,677	(404)	2,016	1,576	10,693	12,269	2,655	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	-	2,231	1,570	8,484	10,054	2,867	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	-	1,565	1,013	7,145	8,158	2,314	1979	5-40 yrs.
Comcast Corporation	Office	Memphis		946	-	-	8,622	946	8,622	9,568	573	2008	5-40 yrs.
GSA-Jackson, MS	Office	Jackson, MS	(2)	871		296	35,550	1,167	35,550	36,717	274	2007	5-40 yrs.
International Place II	Office	Memphis	(4)	4,884	27,782	-	3,977	4,884	31,759	36,643	10,995	1988	5-40 yrs.
Penn Marc	Office	Memphis	8,010	3,607	12,200	-	1,083	3,607	13,283	16,890	1,329	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	-	467	6,961	1,391	6,961	8,352	1,768	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	-	467	7,550	1,201	7,550	8,751	1,983	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	-	1,020	1,004	6,714	7,718	2,130	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	-	1,162	1,366	8,916	10,282	3,037	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis		1,070	-	221	4,817	1,291	4,817	6,108	1,327	1998	5-40 yrs.
Southwind Office Center D	Office	Memphis		744	-	193	4,804	937	4,804	5,741	1,282	1999	5-40 yrs.
The Colonnade	Office	Memphis		1,300	6,481	267	288	1,567	6,769	8,335	2,070	1998	5-40 yrs.
ThyssenKrupp	Office	Memphis		1,040	-	25	8,344	1,065	8,344	9,409	1,101	2007	5-40 yrs.
Triad Center	Office	Memphis		1,253		-	29,966	1,253	29,966	31,219	123	2009	5-40 yrs.

Nashville, TN
3322 West End	Office	Nashville		3,025	27,490	-	3,552	3,025	31,042	34,067	8,073	1986	5-40 yrs.
3401 West End	Office	Nashville		5,864	22,917	(2)	5,386	5,862	28,303	34,165	10,293	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	-	249	1,863	7,450	9,313	2,494	1994	5-40 yrs.
BNA Corporate Center	Office	Nashville		-	18,506	-	8,285	-	26,791	26,791	9,316	1985	5-40 yrs.
Century City Plaza I	Office	Nashville		903	6,919	-	(2,436)	903	4,483	5,386	1,609	1987	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville	(5)	-	-	-	3,958	-	3,958	3,958	215	2007	5-40 yrs.
Cool Springs 3 &4 Deck	Office	Nashville		-	-	-	4,418	-	4,418	4,418	304	2007	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Cool Springs I	Office	Nashville	(5)	1,583	-	15	12,609	1,598	12,609	14,207	3,698	1999	5-40 yrs.
Cool Springs II	Office	Nashville	(5)	1,824	-	346	18,418	2,170	18,418	20,588	4,804	1999	5-40 yrs.
Cool Springs III	Office	Nashville	(5)	1,631	-	804	18,160	2,435	18,160	20,595	2,755	2006	5-40 yrs.
Cool Springs IV	Office	Nashville		1,715	-	-	20,015	1,715	20,015	21,730	374	2008	5-40 yrs.
Cool Springs V	Office	Nashville		3,688	-	294	52,402	3,982	52,402	56,384	3,280	2007	5-40 yrs.
Harpeth on the Green II	Office	Nashville	(1)	1,419	5,677	-	1,269	1,419	6,946	8,365	2,313	1984	5-40 yrs.
Harpeth on the Green III	Office	Nashville	(1)	1,660	6,649	-	1,814	1,660	8,463	10,123	2,699	1987	5-40 yrs.
Harpeth on the Green IV	Office	Nashville	(1)	1,713	6,842	-	1,421	1,713	8,263	9,976	2,757	1989	5-40 yrs.
Harpeth on The Green V	Office	Nashville	(1)	662	-	197	4,242	859	4,242	5,101	1,322	1998	5-40 yrs.
Hickory Trace	Office	Nashville	(4)	1,164	-	164	4,881	1,328	4,881	6,209	973	2001	5-40 yrs.
Highwoods Plaza I	Office	Nashville	(1)	1,552	-	308	8,348	1,860	8,348	10,208	2,680	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville	(1)	1,448	-	306	6,087	1,754	6,087	7,841	2,101	1997	5-40 yrs.
Lakeview Ridge II	Office	Nashville	(1)	605	-	187	4,250	792	4,250	5,042	1,327	1998	5-40 yrs.
Lakeview Ridge III	Office	Nashville	(1)	1,073	-	400	10,604	1,473	10,604	12,077	4,023	1999	5-40 yrs.
Seven Springs - Land II	Office	Nashville		3,715	-	(1,025)	-	2,690	-	2,690	-	N/A	N/A
Seven Springs - Land I	Office	Nashville		3,122	-	1,399	-	4,521	-	4,521	-	N/A	N/A
Seven Springs I	Office	Nashville		2,076	-	592	13,454	2,668	13,454	16,122	3,834	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	-	310	6,491	1,965	6,491	8,456	1,929	1998	5-40 yrs.
Southwind Land	Office	Nashville		3,662	-	(592)	-	3,070	-	3,070	-	N/A	N/A
Sparrow Building	Office	Nashville		1,262	5,047	(1,262)	(5,047)	-	-	-	-	1982	5-40 yrs.
The Ramparts at Brentwood	Office	Nashville		2,394	12,806	-	1,994	2,394	14,800	17,194	3,525	1986	5-40 yrs.
Westwood South	Office	Nashville	(1)	2,106	-	382	8,553	2,488	8,553	11,041	2,300	1999	5-40 yrs.
Winners Circle	Office	Nashville	(1)	1,497	7,258	-	972	1,497	8,230	9,727	2,549	1987	5-40 yrs.

Orlando, FL
Berkshire at Metro Center	Office	Orlando		1,265	-	672	12,793	1,937	12,793	14,730	1,186	2007	5-40 yrs.
Capital Plaza III	Mixed-Use	Orlando		2,994	-	18	-	3,012	-	3,012	-	N/A	N/A
Eola Park Land	Office	Orlando		2,027	-	-	-	2,027	-	2,027	-	N/A	N/A
In Charge Institute	Office	Orlando		501	-	95	2,703	596	2,703	3,299	1,280	2000	5-40 yrs.
MetroWest 1 Land	Office	Orlando		1,100	-	51	-	1,151	-	1,151	-	N/A	N/A
Metrowest Center	Office	Orlando		1,354	7,687	269	2,046	1,623	9,733	11,356	3,613	1988	5-40 yrs.
MetroWest Land	Office	Orlando		2,034	-	(148)	-	1,886	-	1,886	-	N/A	N/A
Windsor at Metro Center	Office	Orlando		-	-	2,060	8,841	2,060	8,841	10,901	2,359	2002	5-40 yrs.

Piedmont Triad, NC
101 Stratford	Office	Piedmont Triad		1,205	6,916	(1)	1,334	1,204	8,250	9,454	2,742	1986	5-40 yrs.
150 Stratford	Office	Piedmont Triad		2,788	11,511	-	923	2,788	12,434	15,222	4,634	1991	5-40 yrs.
160 Stratford - Land	Office	Piedmont Triad		966	-	1	120	967	120	1,087	11	N/A	N/A
6348 Burnt Poplar	Industrial	Piedmont Triad		724	2,900	-	556	724	3,456	4,180	1,455	1990	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

6350 Burnt Poplar	Industrial	Piedmont Triad		340	1,374	1	33	341	1,407	1,748	526	1992	5-40 yrs.
7341 West Friendly Avenue	Office	Piedmont Triad		113	841	-	266	113	1,107	1,220	426	1988	5-40 yrs.
7343 West Friendly Avenue	Office	Piedmont Triad		72	555	-	191	72	746	818	225	1988	5-40 yrs.
7345 West Friendly Avenue	Office	Piedmont Triad		66	492	-	159	66	651	717	207	1988	5-40 yrs.
7347 West Friendly Avenue	Office	Piedmont Triad		97	719	-	299	97	1,018	1,115	331	1988	5-40 yrs.
7349 West Friendly Avenue	Office	Piedmont Triad		53	393	-	79	53	472	525	155	1988	5-40 yrs.
7351 West Friendly Avenue	Office	Piedmont Triad		106	788	-	146	106	934	1,040	305	1988	5-40 yrs.
7353 West Friendly Avenue	Office	Piedmont Triad		123	912	-	41	123	953	1,076	338	1988	5-40 yrs.
7355 West Friendly Avenue	Office	Piedmont Triad		72	538	-	177	72	715	787	233	1988	5-40 yrs.
Airpark East-Building 1	Office	Piedmont Triad		378	1,516	1	585	379	2,101	2,480	796	1990	5-40 yrs.
Airpark East-Building 2	Office	Piedmont Triad		463	1,849	(1)	407	462	2,256	2,718	732	1986	5-40 yrs.
Airpark East-Building 3	Office	Piedmont Triad		322	1,293	-	170	322	1,463	1,785	547	1986	5-40 yrs.
Airpark East-Building A	Office	Piedmont Triad		509	2,921	-	1,230	509	4,151	4,660	1,598	1986	5-40 yrs.
Airpark East-Building B	Office	Piedmont Triad		739	3,237	-	889	739	4,126	4,865	1,609	1988	5-40 yrs.
Airpark East-Building C	Office	Piedmont Triad	(4)	2,393	9,576	-	3,217	2,393	12,793	15,186	5,397	1990	5-40 yrs.
Airpark East-Building D	Office	Piedmont Triad	(4)	850	-	699	3,871	1,549	3,871	5,420	1,229	1997	5-40 yrs.
Airpark East-Copier Consultants	Industrial	Piedmont Triad		224	1,068	-	298	224	1,366	1,590	511	1990	5-40 yrs.
Airpark East-HewlettPackard	Office	Piedmont Triad		465	-	380	963	845	963	1,808	354	1996	5-40 yrs.
Airpark East-Highland	Industrial	Piedmont Triad		146	1,081	(1)	287	145	1,368	1,513	420	1990	5-40 yrs.
Airpark East-Inacom Building	Office	Piedmont Triad		265	-	270	813	535	813	1,348	276	1996	5-40 yrs.
Airpark East-Service Center 1	Office	Piedmont Triad		237	1,103	-	82	237	1,185	1,422	448	1985	5-40 yrs.
Airpark East-Service Center 2	Office	Piedmont Triad		193	946	-	143	193	1,089	1,282	418	1985	5-40 yrs.
Airpark East-Service Center 3	Office	Piedmont Triad		305	1,219	-	156	305	1,375	1,680	533	1985	5-40 yrs.
Airpark East-Service Center 4	Office	Piedmont Triad		225	928	-	127	225	1,055	1,280	430	1985	5-40 yrs.
Airpark East-Service Court	Office	Piedmont Triad		171	777	-	141	171	918	1,089	332	1990	5-40 yrs.
Airpark East-Simplex	Office	Piedmont Triad		271	-	238	910	509	910	1,419	311	1997	5-40 yrs.
Airpark East-Warehouse 1	Industrial	Piedmont Triad		355	1,613	1	358	356	1,971	2,327	788	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Airpark East-Warehouse 2	Industrial	Piedmont Triad		373	1,523	1	252	374	1,775	2,149	625	1985	5-40 yrs.
Airpark East-Warehouse 3	Industrial	Piedmont Triad		341	1,486	-	497	341	1,983	2,324	824	1986	5-40 yrs.
Airpark East-Warehouse 4	Industrial	Piedmont Triad		660	2,676	-	743	660	3,419	4,079	1,216	1988	5-40 yrs.
Airpark North - DC1	Industrial	Piedmont Triad		860	2,919	-	494	860	3,413	4,273	1,376	1986	5-40 yrs.
Airpark North - DC2	Industrial	Piedmont Triad		1,302	4,392	-	871	1,302	5,263	6,565	2,115	1987	5-40 yrs.
Airpark North - DC3	Industrial	Piedmont Triad		449	1,517	1	344	450	1,861	2,311	685	1988	5-40 yrs.
Airpark North - DC4	Industrial	Piedmont Triad		451	1,514	-	148	451	1,662	2,113	637	1988	5-40 yrs.
Airpark South Warehouse 1	Industrial	Piedmont Triad		546	-	-	2,593	546	2,593	3,139	823	1998	5-40 yrs.
Airpark South Warehouse 2	Industrial	Piedmont Triad		749	-	-	2,509	749	2,509	3,258	661	1999	5-40 yrs.
Airpark South Warehouse 3	Industrial	Piedmont Triad		603	-	-	2,272	603	2,272	2,875	557	1999	5-40 yrs.
Airpark South Warehouse 4	Industrial	Piedmont Triad		499	-	-	2,073	499	2,073	2,572	490	1999	5-40 yrs.
Airpark South Warehouse 6	Industrial	Piedmont Triad		1,733	-	-	5,317	1,733	5,317	7,050	2,194	1999	5-40 yrs.
Airpark West 1	Office	Piedmont Triad		944	3,831	-	1,002	944	4,833	5,777	1,558	1984	5-40 yrs.
Airpark West 2	Office	Piedmont Triad		887	3,550	-	487	887	4,037	4,924	1,544	1985	5-40 yrs.
Airpark West 4	Office	Piedmont Triad		227	907	-	375	227	1,282	1,509	486	1985	5-40 yrs.
Airpark West 5	Office	Piedmont Triad		243	971	-	251	243	1,222	1,465	461	1985	5-40 yrs.
Airpark West 6	Office	Piedmont Triad		327	1,309	-	812	327	2,121	2,448	607	1985	5-40 yrs.
Brigham Road - Land	Industrial	Piedmont Triad		7,059	-	(3,720)	-	3,339	-	3,339	-	N/A	N/A
Chimney Rock A/B	Industrial	Piedmont Triad		1,613	4,045	(487)	(1,064)	1,126	2,981	4,107	1,221	1981	5-40 yrs.
Chimney Rock C	Industrial	Piedmont Triad		236	592	(69)	(86)	167	506	673	223	1983	5-40 yrs.
Chimney Rock D	Industrial	Piedmont Triad		605	1,514	(233)	(272)	372	1,242	1,614	433	1983	5-40 yrs.
Chimney Rock E	Industrial	Piedmont Triad		1,696	4,265	(513)	(1,123)	1,183	3,142	4,325	1,313	1985	5-40 yrs.
Chimney Rock F	Industrial	Piedmont Triad		1,434	3,608	(436)	(1,094)	998	2,514	3,512	1,042	1987	5-40 yrs.
Chimney Rock G	Industrial	Piedmont Triad		1,045	2,622	(319)	(767)	726	1,855	2,581	770	1987	5-40 yrs.
Consolidated Center/ Building I	Office	Piedmont Triad		625	2,183	(235)	306	390	2,489	2,879	987	1983	5-40 yrs.
Consolidated Center/ Building II	Office	Piedmont Triad		625	4,435	(203)	(962)	422	3,473	3,895	1,496	1983	5-40 yrs.
Consolidated Center/ Building III	Office	Piedmont Triad		680	3,572	(217)	(963)	463	2,609	3,072	1,134	1989	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Consolidated Center/ Building IV	Office	Piedmont Triad		376	1,655	(123)	(349)	253	1,306	1,559	580	1989	5-40 yrs.
Deep River Corporate Center	Office	Piedmont Triad		1,041	5,892	-	968	1,041	6,860	7,901	2,177	1989	5-40 yrs.
Enterprise Warehouse I	Industrial	Piedmont Triad		453	-	360	2,834	813	2,834	3,647	603	2002	5-40 yrs.
Enterprise Warehouse II	Industrial	Piedmont Triad		2,733	-	881	12,106	3,614	12,106	15,720	1,422	2006	5-40 yrs.
Enterprise Warehouse III	Office	Piedmont Triad		814	-	-	3,597	814	3,597	4,411	185	2007	5-40 yrs.
Forsyth Corporate Center	Office	Piedmont Triad		328	1,867	1	1,037	329	2,904	3,233	1,130	1985	5-40 yrs.
hhgregg	Retail	Piedmont Triad		1,823	-	(1,823)	-	-	-	-	-	2008	5-40 yrs.
Highwoods Park Building I	Office	Piedmont Triad		1,476	-	-	8,608	1,476	8,608	10,084	2,253	2001	5-40 yrs.
Highwoods Square CVS	Retail	Piedmont Triad		1,416	-	(1,416)	-	-	-	-	-	N/A	N/A
Highwoods Square Shops	Retail	Piedmont Triad		1,031	-	(1,031)	-	-	-	-	-	2005	5-40 yrs.
Jefferson Pilot Land	Office	Piedmont Triad		11,759	-	(4,311)	-	7,448	-	7,448	-	N/A	N/A
Madison Park - Building 5620	Office	Piedmont Triad		942	2,220	(561)	(1,164)	381	1,056	1,437	623	1983	5-40 yrs.
Madison Park - Building 5630	Office	Piedmont Triad		1,488	3,507	(873)	(2,046)	615	1,461	2,076	936	1983	5-40 yrs.
Madison Park - Building 5635	Office	Piedmont Triad		894	2,106	(522)	(1,121)	372	985	1,357	625	1986	5-40 yrs.
Madison Park - Building 5640	Office	Piedmont Triad		1,831	6,531	(1,044)	(3,710)	787	2,821	3,608	1,759	1985	5-40 yrs.
Madison Park - Building 5650	Office	Piedmont Triad		1,082	2,551	(668)	(1,437)	414	1,114	1,528	738	1984	5-40 yrs.
Madison Park - Building 5655	Office	Piedmont Triad		1,947	7,123	(1,144)	(4,066)	803	3,057	3,860	2,041	1987	5-40 yrs.
Madison Park - Building 5660	Office	Piedmont Triad		1,912	4,506	(1,177)	(2,615)	735	1,891	2,626	1,282	1984	5-40 yrs.
Madison Parking Deck	Office	Piedmont Triad		5,755	8,822	(3,007)	(5,503)	2,748	3,319	6,067	2,633	1987	5-40 yrs.
Regency One-Piedmont Center	Industrial	Piedmont Triad		515	-	382	2,329	897	2,329	3,226	712	1996	5-40 yrs.
Regency Two-Piedmont Center	Industrial	Piedmont Triad		435	-	288	2,142	723	2,142	2,865	590	1996	5-40 yrs.
7023 Albert Pick	Office	Piedmont Triad	(1)	834	3,459	-	388	834	3,847	4,681	1,358	1989	5-40 yrs.
The Knollwood -380 Retail	Office	Piedmont Triad		-	1	-	234	-	235	235	126	1995	5-40 yrs.
The Knollwood-370	Office	Piedmont Triad		1,826	7,495	-	918	1,826	8,413	10,239	2,973	1994	5-40 yrs.
The Knollwood-380	Office	Piedmont Triad		2,989	12,028	-	2,909	2,989	14,937	17,926	5,674	1990	5-40 yrs.
US Airways	Office	Piedmont Triad		1,451	11,375	(1)	1,011	1,450	12,386	13,836	3,684	1970-1987	5-40 yrs.
Westpoint Business Park-Luwabahnson	Office	Piedmont Triad		347	1,389	-	129	347	1,518	1,865	557	1990	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		-	10,994	-	2,340	-	13,334	13,334	3,603	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		-	-	318	14,911	318	14,911	15,229	4,056	1999	5-40 yrs.
4101 Research Commons	Office	Raleigh		1,348	8,346	220	(1,494)	1,568	6,852	8,420	2,096	1999	5-40 yrs.
4201 Research Commons	Office	Raleigh		1,204	11,858	-	(3,178)	1,204	8,680	9,884	3,146	1991	5-40 yrs.
4301 Research Commons	Office	Raleigh		900	8,237	-	1,079	900	9,316	10,216	3,468	1989	5-40 yrs.
4401 Research Commons	Office	Raleigh		1,249	9,387	-	3,046	1,249	12,433	13,682	4,948	1987	5-40 yrs.
4501 Research Commons	Office	Raleigh		785	5,856	-	1,786	785	7,642	8,427	2,640	1985	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	-	8,571	2,678	26,201	28,879	9,240	1985	5-40 yrs.
4900 North Park	Office	Raleigh	533	770	1,983	-	602	770	2,585	3,355	1,113	1984	5-40 yrs.
5000 North Park	Office	Raleigh		1,010	4,612	(49)	2,280	961	6,892	7,853	2,954	1980	5-40 yrs.
801 Corporate Center	Office	Raleigh	(5)	828	-	272	10,279	1,100	10,279	11,379	2,439	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh	(1)	722	4,606	-	1,293	722	5,899	6,621	2,516	1982	5-40 yrs.
Blue Ridge II	Office	Raleigh	(1)	462	1,410	-	467	462	1,877	2,339	1,075	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	-	755	131	2,385	2,516	1,969	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	-	2,384	125	4,019	4,144	2,223	1980	5-40 yrs.
CentreGreen Five	Office	Raleigh		1,280	-	69	12,328	1,349	12,328	13,677	661	2008	5-40 yrs.
CentreGreen Four	Office	Raleigh	(4)	1,779	-	(398)	10,579	1,381	10,579	11,960	2,610	2002	5-40 yrs.
CentreGreen One - Weston	Office	Raleigh	(4)	1,529	-	(378)	8,554	1,151	8,554	9,705	1,754	2000	5-40 yrs.
CentreGreen Three Land - Weston	Office	Raleigh		1,876	-	(384)	-	1,492	-	1,492	-	N/A	N/A
CentreGreen Two - Weston	Office	Raleigh	(4)	1,653	-	(389)	8,913	1,264	8,913	10,177	2,013	2001	5-40 yrs.
Cottonwood	Office	Raleigh		609	3,244	-	1,237	609	4,481	5,090	1,887	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	-	523	766	3,292	4,058	1,326	1983	5-40 yrs.
EPA	Office	Raleigh		2,601	-	(4)	1,660	2,597	1,660	4,257	586	2003	5-40 yrs.
GlenLake Land	Office	Raleigh		13,003	-	(4,900)	-	8,103	-	8,103	-	N/A	N/A
GlenLake Bldg I	Office	Raleigh	(4)	924	-	1,324	21,814	2,248	21,814	24,062	4,611	2002	5-40 yrs.
GlenLake Four	Office	Raleigh	(5)	1,659	-	493	22,038	2,152	22,038	24,190	2,594	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	-	16	20,855	957	20,855	21,812	921	2008	5-40 yrs.
Healthsource	Office	Raleigh	(5)	1,304	-	540	13,583	1,844	13,583	15,427	4,891	1996	5-40 yrs.
Highwoods Centre-Weston	Office	Raleigh	(1)	531	-	(267)	7,220	264	7,220	7,484	2,078	1998	5-40 yrs.
Highwoods Office Center North Land	Office	Raleigh		355	49	2	-	357	49	406	27	N/A	N/A
Highwoods Tower One	Office	Raleigh		203	16,744	-	2,874	203	19,618	19,821	8,976	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	-	503	20,884	868	20,884	21,752	4,917	2001	5-40 yrs.
Holiday Inn Reservations Center	Office	Raleigh		867	2,727	-	1,150	867	3,877	4,744	1,484	1984	5-40 yrs.
Inveresk Land Parcel 2	Office	Raleigh		657	-	197	-	854	-	854	-	N/A	N/A
Inveresk Land Parcel 3	Office	Raleigh		548	-	306	-	854	-	854	-	N/A	N/A
Maplewood	Office	Raleigh	(1)	149	-	107	3,055	256	3,055	3,311	774	2001	5-40 yrs.
Overlook	Office	Raleigh		398	-	293	9,260	691	9,260	9,951	2,729	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	-	-	12,192	289	12,192	12,481	8,273	1980	5-40 yrs.
ParkWest One - Weston	Office	Raleigh		242	-	-	3,357	242	3,357	3,599	720	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	-	-	-	306	-	306	-	N/A	N/A
ParkWest Two - Weston	Office	Raleigh		356	-	-	4,192	356	4,192	4,548	1,164	2001	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Progress Center Renovation	Office	Raleigh		-	-	-	362	-	362	362	132	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	-	8	-	1,219	-	1,219	-	N/A	N/A
RBC Plaza	Mixed-Use	Raleigh	47,108	1,206	-	-	70,629	1,206	70,629	71,835	2,533	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh		878	3,730	-	1,252	878	4,982	5,860	2,389	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh		362	1,818	-	617	362	2,435	2,797	1,030	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh		919	2,816	-	678	919	3,494	4,413	1,504	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh		586	-	-	3,487	586	3,487	4,073	1,244	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh		1,301	-	185	4,988	1,486	4,988	6,474	1,501	1998	5-40 yrs.
Riverbirch	Office	Raleigh		469	4,038	-	1,750	469	5,788	6,257	2,510	1987	5-40 yrs.
Situs I	Office	Raleigh		692	4,646	178	(1,185)	870	3,461	4,331	1,084	1996	5-40 yrs.
Situs II	Office	Raleigh		718	6,254	181	(1,325)	899	4,929	5,828	1,465	1998	5-40 yrs.
Situs III	Office	Raleigh		440	4,078	119	(1,008)	559	3,070	3,629	688	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	-	1,364	666	4,029	4,695	1,621	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	-	1,488	1,086	6,021	7,107	2,224	1983	5-40 yrs.
Six Forks Center III	Office	Raleigh		862	4,411	-	2,110	862	6,521	7,383	2,391	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	-	2,755	2,353	14,498	16,851	5,679	1984	5-40 yrs.
Sycamore	Office	Raleigh		255	-	217	4,771	472	4,771	5,243	1,537	1997	5-40 yrs.
Weston Land	Mixed-Use	Raleigh		22,771	-	(7,169)	-	15,602	-	15,602	-	N/A	N/A
Willow Oak	Office	Raleigh		458	-	268	5,154	726	5,154	5,880	1,754	1995	5-40 yrs.
Other Property	Other	Raleigh		47	9,496	723	4,667	773	14,163	14,937	6,938	N/A	5-40 yrs.

Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	-	2,792	1,324	8,103	9,427	2,407	1991	5-40 yrs.
Colonnade Building	Office	Richmond	(4)	1,364	6,105	-	753	1,364	6,858	8,222	1,392	2003	5-40 yrs.
Dominion Place - Pitts Parcel	Office	Richmond		1,101	-	(194)	110	907	110	1,017	-	N/A	N/A
Essex Plaza	Office	Richmond	10,980	1,581	13,299	-	(450)	1,581	12,849	14,430	4,210	1999	5-40 yrs.
Grove Park I	Office	Richmond		713	-	319	5,161	1,032	5,161	6,193	1,562	1997	5-40 yrs.
Hamilton Beach	Office	Richmond		1,086	4,345	-	1,945	1,086	6,290	7,376	2,166	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	-	446	3,257	967	3,257	4,224	982	1999	5-40 yrs.
Highwoods Five	Office	Richmond		783	-	-	5,522	783	5,522	6,305	1,808	1998	5-40 yrs.
Highwoods One	Office	Richmond		1,688	-	-	9,920	1,688	9,920	11,608	3,375	1996	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	-	176	5,842	1,085	5,842	6,927	1,857	2000	5-40 yrs.
Highwoods Two	Office	Richmond	(4)	786	-	213	5,968	999	5,968	6,967	1,766	1997	5-40 yrs.
Innsbrooke Centre	Office	Richmond	5,202	1,300	6,958	-	(414)	1,300	6,544	7,844	925	1987	5-40 yrs.
Innslake Center	Office	Richmond	(1)	845	-	196	5,634	1,041	5,634	6,675	1,339	2001	5-40 yrs.
Liberty Mutual	Office	Richmond		1,205	4,825	-	784	1,205	5,609	6,814	1,883	1990	5-40 yrs.
Markel American	Office	Richmond	8,656	1,300	13,259	(458)	(4,760)	842	8,499	9,341	1,292	1998	5-40 yrs.
Markel Plaza	Office	Richmond	10,980	1,700	17,081	-	(5,480)	1,700	11,601	13,301	1,722	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	(14)	1,906	2,149	10,565	12,714	3,697	1989	5-40 yrs.
North Shore Commons A	Office	Richmond	(4)	951	-	-	11,480	951	11,480	12,431	3,041	2002	5-40 yrs.
North Shore Commons B - Land	Office	Richmond	(4)	2,067	-	(103)	11,456	1,964	11,456	13,420	1,017	N/A	5-40 yrs.
North Shore Commons C - Land	Office	Richmond		1,497	-	-	-	1,497	-	1,497	-	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	-	-	-	1,261	-	1,261	-	N/A	N/A

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

Nucklos Corner Land	Office	Richmond		1,258	-	1	-	1,259	-	1,259	-	N/A	N/A
One Shockoe Plaza	Office	Richmond		-	-	356	15,137	356	15,137	15,493	5,471	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	-	201	-	N/A	N/A
Rhodia Building	Office	Richmond		1,600	8,864	-	3	1,600	8,867	10,467	1,735	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	-	-	-	1,535	-	1,535	-	N/A	N/A
Saxon Capital Building	Office	Richmond	(4)	1,918	-	337	13,556	2,255	13,556	15,811	2,451	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	-	-	-	1,841	-	1,841	-	N/A	N/A
Stony Point I	Office	Richmond	(4)	1,384	11,630	59	1,771	1,443	13,401	14,844	4,058	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	-	-	11,371	1,240	11,371	12,611	3,073	1999	5-40 yrs.
Stony Point III	Office	Richmond	(4)	995	-	-	9,667	995	9,667	10,662	2,633	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	-	-	11,644	955	11,644	12,599	1,637	2006	5-40 yrs.
Technology Park 1	Office	Richmond		541	2,166	-	192	541	2,358	2,899	866	1991	5-40 yrs.
Technology Park 2	Office	Richmond		264	1,058	-	116	264	1,174	1,438	418	1991	5-40 yrs.
Vantage Place A	Office	Richmond	(4)	203	811	(1)	199	202	1,010	1,212	397	1987	5-40 yrs.
Vantage Place B	Office	Richmond	(4)	233	931	-	152	233	1,083	1,316	400	1988	5-40 yrs.
Vantage Place C	Office	Richmond	(4)	235	940	-	251	235	1,191	1,426	412	1987	5-40 yrs.
Vantage Place D	Office	Richmond	(4)	218	873	-	143	218	1,016	1,234	377	1988	5-40 yrs.
Vantage Pointe	Office	Richmond	(4)	1,089	4,500	(1)	873	1,088	5,373	6,461	1,945	1990	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	-	615	1,301	6,651	7,952	1,785	1996	5-40 yrs.
Waterfront Plaza	Office	Richmond		585	2,347	-	888	585	3,235	3,820	1,157	1988	5-40 yrs.
West Shore I	Office	Richmond	(1)	332	1,431	-	313	332	1,744	2,076	589	1995	5-40 yrs.
West Shore II	Office	Richmond	(1)	489	2,181	-	415	489	2,596	3,085	872	1995	5-40 yrs.
West Shore III	Office	Richmond	(1)	961	-	141	4,029	1,102	4,029	5,131	1,231	1997	5-40 yrs.

South Florida
The 1800 Eller Drive Building	Office	South Florida		-	9,851	-	2,139	-	11,990	11,990	4,149	1983	5-40 yrs.

Tampa, FL
380 Park Place	Office	Tampa		1,502	-	240	6,733	1,742	6,733	8,475	1,517	2001	5-40 yrs.
4200 Cypress	Office	Tampa		2,673	18,962	-	17	2,673	18,979	21,652	273	1989	5-40 yrs.
Anchor Glass	Office	Tampa		1,281	11,318	-	1,400	1,281	12,718	13,999	4,005	1988	5-40 yrs.
Avion Park Land	Office	Tampa		5,237		-	1,477	5,237	1,477	6,714	46	N/A	5-40 yrs.
Bayshore	Office	Tampa		2,276	11,817	-	1,373	2,276	13,190	15,466	4,185	1990	5-40 yrs.
FBI Field Office	Office	Tampa	(5)	4,054	-	406	27,230	4,460	27,230	31,690	3,693	2005	5-40 yrs.
Feathersound Corporate Center II	Office	Tampa		802	7,463	-	1,349	802	8,812	9,614	2,858	1986	5-40 yrs.
Harborview Plaza	Office	Tampa	21,929	3,537	29,944	969	(340)	4,506	29,604	34,110	9,031	2001	5-40 yrs.
Highwoods Preserve I	Office	Tampa	(5)	991	-	-	26,191	991	26,191	27,182	9,398	1999	5-40 yrs.
Highwoods Preserve Land	Office	Tampa		1,485	-	485	-	1,970	-	1,970	-	N/A	N/A
Highwoods Preserve V	Office	Tampa	(5)	881	-	-	27,256	881	27,256	28,137	7,049	2001	5-40 yrs.
HIW Bay Center I	Office	Tampa		3,565	-	(64)	37,374	3,501	37,374	40,875	2,890	2007	5-40 yrs.
HIW Bay Center II	Office	Tampa		3,482	-	-	-	3,482	-	3,482	-	N/A	N/A

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

Description	Segment Type	City	2009 Encumbrance	Initial Costs		Costs Capitalized Subsequent to Acquisitions		Gross Value at Close of Periods			Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated
				Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets

HIW Preserve VII	Office	Tampa		790	-	-	12,513	790	12,513	13,303	842	2007	5-40 yrs.
HIW Preserve VII Garage	Office	Tampa		-	-	-	6,789	-	6,789	6,789	495	2007	5-40 yrs.
Horizon	Office	Tampa		-	6,257	-	2,490	-	8,747	8,747	2,905	1980	5-40 yrs.
LakePointe I	Office	Tampa		2,106	89	-	35,804	2,106	35,893	37,999	10,842	1986	5-40 yrs.
LakePointe II	Office	Tampa		2,000	15,848	672	10,899	2,672	26,747	29,419	9,673	1999	5-40 yrs.
Lakeside	Office	Tampa		-	7,369	-	1,560	-	8,929	8,929	2,852	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		-	-	-	3,224	-	3,224	3,224	416	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	-	4,482	2,016	29,734	31,750	7,744	1985	5-40 yrs.
Parkside	Office	Tampa		-	9,407	-	3,373	-	12,780	12,780	4,554	1979	5-40 yrs.
Pavilion	Office	Tampa		-	16,394	-	1,921	-	18,315	18,315	5,434	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		-	-	-	5,600	-	5,600	5,600	1,428	1999	5-40 yrs.
Spectrum	Office	Tampa		1,454	14,502	-	3,357	1,454	17,859	19,313	5,418	1984	5-40 yrs.
Tower Place	Office	Tampa	(5)	3,218	19,898	-	2,381	3,218	22,279	25,497	7,982	1988	5-40 yrs.
Westshore Square	Office	Tampa		1,126	5,186	-	442	1,126	5,628	6,754	1,627	1976	5-40 yrs.

				$500,471	$1,410,316	$(43,722)	$1,474,193	$456,749	$2,884,509	$3,341,258	$ 782,556

2009 Encumbrance Notes

(1)	These assets are pledged as collateral for a $130,739,000 first mortgage loan.

(2)	These assets are pledged as collateral for a $41,741,000 first mortgage loan.

(3)	These assets are pledged as collateral for a $188,088,000 first mortgage loan.

(4)	These assets are pledged as collateral for a $126,289,000 first mortgage loan.

(5)	These assets are pledged as collateral for a $114,610,000 first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 11, 2010.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 11, 2010
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 11, 2010
Edward J. Fritsch

Director
Thomas W. Adler

/s/ Gene H. Anderson	Director	February 11, 2010
Gene H. Anderson

/s/ David J. Hartzell	Director	February 11, 2010
David J. Hartzell

/s/ Lawrence S. Kaplan	Director	February 11, 2010
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director	February 11, 2010
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director	February 11, 2010
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer	February 11, 2010
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 11, 2010
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 11, 2010.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 11, 2010
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 11, 2010
Edward J. Fritsch

Director of the General Partner
Thomas W. Adler

/s/ Gene H. Anderson	Director of the General Partner	February 11, 2010
Gene H. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 11, 2010
David J. Hartzell

/s/ Lawrence S. Kaplan	Director of the General Partner	February 11, 2010
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director of the General Partner	February 11, 2010
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 11, 2010
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	February 11, 2010
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 11, 2010
Daniel L. Clemmens