Form 10-Q
period 2010-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2010-04-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 71,591,756 shares of common stock outstanding as of April 22, 2010.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2010

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

Certain information contained herein is presented as of April 22, 2010, the last practicable date for financial information prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$348,955	$350,537
Buildings and tenant improvements	2,882,442	2,880,632
Land held for development	104,148	104,148
	3,335,545	3,335,317
Less-accumulated depreciation	(799,755)	(781,073)
Net real estate assets	2,535,790	2,554,244
For-sale residential condominiums	11,162	12,933
Real estate and other assets, net, held for sale	1,229	5,031
Cash and cash equivalents	14,338	23,699
Restricted cash	6,301	6,841
Accounts receivable, net of allowance of $4,061 and $2,810, respectively	22,792	21,069
Notes receivable, net of allowance of $732 and $698, respectively	3,084	3,143
Accrued straight-line rents receivable, net of allowance of $2,523 and $2,443, respectively	83,927	82,600
Investment in unconsolidated affiliates	65,760	66,077
Deferred financing and leasing costs, net of accumulated amortization of $54,314 and $52,129, respectively	72,534	73,517
Prepaid expenses and other assets	38,443	37,947
Total Assets	$2,855,360	$2,887,101

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,466,441	$1,469,155
Accounts payable, accrued expenses and other liabilities	110,514	117,328
Financing obligations	33,574	37,706
Total Liabilities	1,610,529	1,624,189
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	120,515	129,769
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common stock, $.01 par value, 200,000,000 authorized shares;
71,602,057 and 71,285,303 shares issued and outstanding, respectively	716	713
Additional paid-in capital	1,762,752	1,751,398
Distributions in excess of net income available for common stockholders	(722,584)	(701,932)
Accumulated other comprehensive loss	(3,353)	(3,811)
Total Stockholders’ Equity	1,119,123	1,127,960
Noncontrolling interests in consolidated affiliates	5,193	5,183
Total Equity	1,124,316	1,133,143
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,855,360	$2,887,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Rental and other revenues	$115,818	$113,220
Operating expenses:
Rental property and other expenses	42,096	40,689
Depreciation and amortization	32,912	32,884
General and administrative	8,507	8,315
Total operating expenses	83,515	81,888
Interest expense:
Contractual	21,802	20,579
Amortization of deferred financing costs	835	662
Financing obligations	476	735
	23,113	21,976
Other income:
Interest and other income	1,700	1,007
	1,700	1,007
Income from continuing operations before disposition of property and condominiums and
equity in earnings of unconsolidated affiliates	10,890	10,363
Gains on disposition of property	19	19
Gains on for-sale residential condominiums	190	347
Equity in earnings of unconsolidated affiliates	795	1,300
Income from continuing operations	11,894	12,029
Discontinued operations:
Income from discontinued operations	14	1,098
Net gains on disposition of discontinued operations	174	73
	188	1,171
Net income	12,082	13,200
Net (income) attributable to noncontrolling interests in the Operating Partnership	(520)	(694)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(214)	(18)
Dividends on preferred stock	(1,677)	(1,677)
Net income available for common stockholders	$9,671	$10,811
Earnings per common share – basic:
Income from continuing operations available for common stockholders	$0.14	$0.15
Income from discontinued operations available for common stockholders	—	0.02
Net income available for common stockholders	$0.14	$0.17
Weighted average common shares outstanding – basic	71,414	63,631
Earnings per common share – diluted:
Income from continuing operations available for common stockholders	$0.14	$0.15
Income from discontinued operations available for common stockholders	—	0.02
Net income available for common stockholders	$0.14	$0.17
Weighted average common shares outstanding – diluted	75,397	67,705
Dividends declared and paid per common share	$0.425	$0.425
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$9,493	$9,711
Income from discontinued operations available for common stockholders	178	1,100
Net income available for common stockholders	$9,671	$10,811

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

Three Months Ended March 31, 2010 and 2009

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	68,886	1	—	—	1,141	—	—	—	1,142
Conversion of Common Units to Common Stock	92,971	1	—	—	2,924	—	—	—	2,925
Dividends on Common Stock	—	—	—	—	—	—	—	(30,323)	(30,323)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(1,677)	(1,677)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	5,235	—	—	—	5,235
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(204)	—	(204)
Issuances of restricted stock, net	154,897	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	—	—	2,054	—	—	—	2,055
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(520)	(520)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	214	(214)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	12,082	12,082
Other comprehensive income	—	—	—	—	—	458	—	—	458
Total comprehensive income									12,540
Balance at March 31, 2010	71,602,057	$716	$29,092	$52,500	$1,762,752	$(3,353)	$5,193	$(722,584)	$1,124,316

	Number of Common Shares	Common Stock	Series A Preferred	Series B Preferred	Additional Paid-In Capital	Accumulated Other Compre- hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Earnings	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	(38,109)	—	—	—	(895)	—	—	—	(895)
Dividends on Common Stock	—	—	—	—	—	—	—	(26,965)	(26,965)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(1,677)	(1,677)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	23,136	—	—	—	23,136
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(4)	—	(4)
Issuances of restricted stock, net	228,979	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	1,840	—	—	—	1,842
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(694)	(694)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	18	(18)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	13,200	13,200
Other comprehensive income	—	—	—	—	—	94	—	—	94
Total comprehensive income									13,294
Balance at March 31, 2009	63,762,575	$638	$29,092	$52,500	$1,640,174	$(4,698)	$6,190	$(655,435)	$1,068,461

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$12,082	$13,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,912	33,424
Amortization of lease incentives	261	298
Share-based compensation expense	2,055	1,842
Additions to allowance for doubtful accounts	1,331	1,015
Amortization of deferred financing costs	835	662
Amortization of past cash-flow hedges	239	(70)
Gains on disposition of property	(193)	(92)
Gains on disposition of for-sale residential condominiums	(190)	(347)
Equity in earnings of unconsolidated affiliates	(795)	(1,300)
Changes in financing obligations	52	335
Distributions of earnings from unconsolidated affiliates	681	1,257
Changes in operating assets and liabilities:
Accounts receivable	(3,928)	3,693
Prepaid expenses and other assets	(509)	161
Accrued straight-line rents receivable	(1,407)	(1,726)
Accounts payable, accrued expenses and other liabilities	(3,676)	(6,731)
Net cash provided by operating activities	39,750	45,621
Investing activities:
Additions to real estate assets and deferred leasing costs	(16,814)	(36,923)
Net proceeds from disposition of real estate assets	—	195
Net proceeds from disposition of for-sale residential condominiums	1,943	3,180
Distributions of capital from unconsolidated affiliates	730	594
Net repayments of notes receivable	59	155
Contributions to unconsolidated affiliates	(36)	(500)
Changes in restricted cash and other investing activities	596	(1,540)
Net cash used in investing activities	(13,522)	(34,839)
Financing activities:
Dividends on Common Stock	(30,323)	(26,965)
Dividends on Preferred Stock	(1,677)	(1,677)
Distributions to noncontrolling interests in the Operating Partnership	(1,614)	(1,717)
Distributions to noncontrolling interests in consolidated affiliates	(204)	(4)
Net proceeds from the issuance of Common Stock	1,142	(895)
Borrowings on revolving credit facility	4,000	91,000
Repayments of revolving credit facility	(4,000)	(57,000)
Borrowings on mortgages and notes payable	—	36,551
Repayments of mortgages and notes payable	(2,725)	(55,964)
Additions to deferred financing costs	(188)	(111)
Net cash used in financing activities	(35,589)	(16,782)
Net decrease in cash and cash equivalents	(9,361)	(6,000)
Cash and cash equivalents at beginning of the period	23,699	13,757
Cash and cash equivalents at end of the period	$14,338	$7,757

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2010	2009
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $126 and $110, respectively)	$23,541	$24,695

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2010	2009
Unrealized gains on cash-flow hedges	$—	$198
Conversion of Common Units to Common Stock	$2,925	$—
Changes in accrued capital expenditures	$(3,456)	$(5,807)
Write-off of fully depreciated real estate assets	$10,194	$7,966
Write-off of fully amortized deferred financing and leasing costs	$2,652	$2,842
Unrealized gains/(losses) on marketable securities held in our non-qualified deferred compensation plan	$204	$(351)
Settlement of financing obligation	$4,184	$—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$(5,235)	$(23,136)
Unrealized gain/(loss) on tax increment financing bond	$219	$(34)

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements

March 31, 2010

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At March 31, 2010, the Company and/or the Operating Partnership wholly owned 308 in-service office, industrial and retail properties, comprising 27.9 million square feet; 96 rental residential units; 581 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional one office property and one industrial property that are in service but not yet stabilized and 35 for-sale condominiums (which are owned through a consolidated, majority-owned joint venture).

The Company is the sole general partner of the Operating Partnership. At March 31, 2010, the Company owned all of the Preferred Units and 71.2 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2010, the Company redeemed 92,971 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at March 31, 2010.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statement of Income for the three months ended March 31, 2009 was revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 and the first three months of 2010 which qualified for discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At March 31, 2010 and December 31, 2009, we were not involved with any entities that were deemed to be variable interest entities.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2009 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies - Continued

Use of Estimates

The preparation of these Consolidated Financial Statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.      Real Estate Assets

Dispositions

In connection with the disposition of a building located in Raleigh, NC in the fourth quarter of 2009, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we were unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remained in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement prior to the required date and as a result, the buyer’s right to put the building to us was terminated. Accordingly, we recognized a completed sale of the property and recognized a gain of $0.2 million in the first quarter of 2010.

3.      Investments in Affiliates

Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended March 31,
	2010	2009
Income Statements:
Revenues	$35,588	$38,869
Expenses:
Rental property and other expenses	17,167	18,640
Depreciation and amortization	9,600	8,872
Interest expense	8,565	8,975
Total expenses	35,332	36,487
Net income	$256	$2,382
Our share of:
Net income (1)	$795	$1,300
Depreciation and amortization of real estate assets	$3,341	$3,250
Interest expense	$3,423	$3,578
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investments in Affiliates – Continued

Consolidated Affiliates

We own a majority interest in Plaza Residential, LLC, a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include completed, but unsold, condominium inventory owned by Plaza Residential at March 31, 2010 and December 31, 2009. We initially record receipt of deposits as accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. During the three months ended March 31, 2010 and 2009, we received $2.1 million and $3.3 million, respectively, in gross proceeds and recorded $1.9 million and $2.9 million, respectively, of cost of goods sold from condominium sales activity.

4.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization:

	March 31, 2010	December 31, 2009
Deferred financing costs	$16,917	$16,811
Less accumulated amortization	(5,311)	(4,549)
	11,606	12,262
Deferred leasing costs	109,931	108,835
Less accumulated amortization	(49,003)	(47,580)
	60,928	61,255
Deferred financing and leasing costs, net	$72,534	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Three Months Ended March 31,
	2010	2009
Amortization of deferred financing costs	$835	$662
Amortization of deferred leasing costs (included in depreciation and amortization)	$3,766	$3,866
Amortization of lease incentives (included in rental and other revenues)	$261	$298

The following table sets forth scheduled future amortization for deferred financing and leasing costs:

March 31, 2010 through December 31, 2010	$13,466
2011	15,371
2012	12,705
2013	8,955
2014	6,480
Thereafter	15,557
$72,534

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Mortgages and Notes Payable

Our consolidated mortgages and notes payable consisted of the following:

	March 31, 2010	December 31, 2009
Secured mortgage loans	$717,984	$720,727
Unsecured loans	748,457	748,428
Total	$1,466,441	$1,469,155

At March 31, 2010, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts outstanding under our revolving credit facility at March 31, 2010 and April 22, 2010. At March 31, 2010 and April 22, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2010 and April 22, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at March 31, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at March 31, 2010 and April 22, 2010.

We are currently in compliance with all debt covenants and requirements.

6.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at March 31, 2010 or December 31, 2009. The following table sets forth the effect of our past cash-flow hedges on accumulated other comprehensive loss (“AOCL”) and interest expense:

	Three Months Ended March 31,
	2010	2009
Derivatives Designated as Cash-flow Hedges:
Amount of unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$—	$198

Amount of loss/(gain) reclassified out of AOCL into interest expense (effective portion):
Interest rate swaps	$239	$(70)

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

7.      Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership in the accompanying Consolidated Financial Statements relate to the ownership of Common Units by various individuals and entities other than the Company. The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2010	2009
Beginning noncontrolling interests in the Operating Partnership	$129,769	$111,278
Adjustment of noncontrolling interests in the Operating Partnership to fair value	(5,235)	(23,136)
Conversion of Common Units to Common Stock	(2,925)	—
Net income attributable to noncontrolling interests in the Operating Partnership	520	694
Distributions to noncontrolling interests in the Operating Partnership	(1,614)	(1,717)
Total noncontrolling interests in the Operating Partnership	$120,515	$87,119

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2010	2009
Net income available for common stockholders	$9,671	$10,811
Increase in equity from conversion of Common Units to Common Stock	2,925	—
Change from net income available for common stockholders and transfers from noncontrolling interests	$12,596	$10,811

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We had no Level 2 assets or liabilities at March 31, 2010 and December 31, 2009.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond that we acquired in the fourth quarter of 2007, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our December 31, 2009 impairment analysis, which were valued using independent appraisals.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined based on our partner’s share of the joint venture's working capital, fair market value of real estate assets and fair market value of mortgage payable. The fair value of the joint venture's working capital approximates its carrying value. The fair values of the joint venture's real estate assets and mortgage payable were determined using the income approach to approximate the price that would be paid in an orderly transaction between market participants on the measurement date.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 3
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid expenses and other assets)	$3,879	$3,879	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,090	—	17,090
Total Assets	$20,969	$3,879	$17,090

Noncontrolling Interests in the Operating Partnership	$120,515	$120,515	$—

Liabilities:
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$4,459	$4,459	$—
SF-Harborview Plaza, LP financing obligation	12,396	—	12,396
Total Liabilities	$16,855	$4,459	$12,396

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid expenses and other assets)	$6,135	$6,135	$—
Tax increment financing bond (in prepaid expenses and other assets)	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Noncontrolling Interests in the Operating Partnership	$129,769	$129,769	$—

Liabilities:
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898	$—
SF-Harborview Plaza, LP financing obligation	12,230	—	12,230
Total Liabilities	$19,128	$6,898	$12,230

The following table sets forth our Level 3 asset and liability:

	Three Months Ended March 31,
	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$16,871	$17,468
Unrealized gain (in AOCL)	219	(34)
Ending balance	$17,090	$17,434

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance – gross financing obligation	$12,718	$13,879
Principal repayments	(126)	(110)
Interest expense on financing obligation	166	440
Unrealized loss	(40)	(880)
Ending balance – gross financing obligation	12,718	13,329
Valuation allowance, net	4,279	3,605
Net financing obligation	$16,997	$16,934

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

We acquired our tax increment financing bond in the fourth quarter of 2007. This bond amortizes to maturity in 2020 and is carried at estimated fair value in prepaid expenses and other assets with unrealized gains/losses reported in AOCL. The estimated fair value at March 31, 2010 was $2.1 million below the outstanding principal due on the bond. We currently intend to hold this bond and do not believe that we will be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three months ended March 31, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation related to this tax increment financing bond.

Our SF-Harborview Plaza, LP financing obligation is carried at the greater of estimated fair value, net of the related valuation allowance, or original financing obligation of $12.7 million. The fair value was $12.4 million and $12.2 million at March 31, 2010 and December 31, 2009, respectively.

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
March 31, 2010
Cash and cash equivalents	$14,338	$14,338
Restricted cash	$6,301	$6,301
Accounts and notes receivable	$25,876	$25,876
Marketable securities (in prepaid expenses and other assets)	$3,879	$3,879
Tax increment financing bond (in prepaid expenses and other assets)	$17,090	$17,090
Mortgages and notes payable	$1,466,441	$1,486,103
Financing obligations	$33,574	$27,326
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$4,459	$4,459
Noncontrolling interests in the Operating Partnership	$120,515	$120,515

December 31, 2009
Cash and cash equivalents	$23,699	$23,699
Restricted cash	$6,841	$6,841
Accounts and notes receivable	$24,212	$24,212
Marketable securities (in prepaid expenses and other assets)	$6,135	$6,135
Tax increment financing bond (in prepaid expenses and other assets)	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898
Noncontrolling interests in the Operating Partnership	$129,769	$129,769

The carrying values of our cash and cash equivalents and accounts and notes receivable are equal to or approximate fair value. The fair values of our mortgages and notes payable and financing obligations were estimated using the income or market approaches to approximate the price that would be paid in an orderly transaction between market participants on the respective measurement date.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Share-Based Payments

During the three months ended March 31, 2010, we granted under our 2009 Long Term Equity Incentive Plan (the “Plan”) 190,826 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $4.96. During the three months ended March 31, 2010, we also granted under the Plan 88,674 shares of time-based restricted stock and 78,151 shares of total return-based restricted stock with weighted-average grant date fair values per share of $29.05 and $29.40, respectively. We recorded stock-based compensation expense of $2.1 million and $1.8 million during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was $11.0 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.6 years.

10.           Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$12,082	$13,200
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	219	(34)
Unrealized gains on cash-flow hedges	—	198
Amortization of past cash-flow hedges	239	(70)
Total other comprehensive income	458	94
Total comprehensive income	$12,540	$13,294

The components of AOCL are as follows:

	March 31, 2010	December 31, 2009
Tax increment financing bond	$2,147	$2,366
Past cash-flow hedges	1,206	1,445
Total accumulated other comprehensive loss	$3,353	$3,811

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.           Discontinued Operations

As part of our business strategy, we from time to time selectively dispose of non-core properties. The table below sets forth the operations which qualified for classification as discontinued operations in our Consolidated Financial Statements. The assets associated with these discontinued operations comprised 0.5 million square feet of office and retail properties sold during 2009 and the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009
Rental and other revenues	$15	$2,744
Operating expenses:
Rental property and other expenses	1	1,106
Depreciation and amortization	—	540
Total operating expenses	1	1,646
Income before gains on disposition of discontinued operations	14	1,098
Net gains on disposition of discontinued operations	174	73
Total discontinued operations	$188	$1,171

The following table includes the major classes of assets and liabilities of the properties classified as held for sale:

	March 31, 2010	December 31, 2009
Assets:
Land	$—	$867
Buildings and tenant improvements	—	3,876
Land held for development	1,197	1,197
Accumulated depreciation	—	(1,484)
Net real estate assets	1,197	4,456
Deferred leasing costs, net	—	209
Accrued straight line rents receivable	—	289
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,229	$5,031
Liabilities of real estate and other assets, net, held for sale (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.           Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2010	2009
Earnings per common share – basic:
Numerator:
Income from continuing operations	$11,894	$12,029
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(510)	(623)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(214)	(18)
Dividends on preferred stock	(1,677)	(1,677)
Income from continuing operations available for common stockholders	9,493	9,711
Income from discontinued operations	188	1,171
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(10)	(71)
Income from discontinued operations available for common stockholders	178	1,100
Net income available for common stockholders	$9,671	$10,811
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	71,414	63,631
Earnings per common share – basic:
Income from continuing operations available for common stockholders	$0.14	$0.15
Income from discontinued operations available for common stockholders	—	0.02
Net income available for common stockholders	$0.14	$0.17
Earnings per common share – diluted:
Numerator:
Income from continuing operations	$11,894	$12,029
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(214)	(18)
Dividends on preferred stock	(1,677)	(1,677)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	10,003	10,334
Income from discontinued operations available for common stockholders	188	1,171
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$10,191	$11,505
Denominator:
Denominator for basic earnings per Common Share –weighted average shares	71,414	63,631
Add:
Stock options using the treasury method	164	7
Noncontrolling interests partnership units	3,819	4,067
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	75,397	67,705
Earnings per common share – diluted:
Income from continuing operations available for common stockholders	$0.14	$0.15
Income from discontinued operations available for common stockholders	—	0.02
Net income available for common stockholders	$0.14	$0.17
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.           Earnings Per Share – Continued

(1)
Options and warrants aggregating approximately 0.7 million and 1.4 million shares were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive.

13.           Segment Information

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at March 31, 2010, no single customer of the Wholly Owned Properties generated more than 9.2% of our consolidated revenues on an annualized basis.

The following table summarizes the rental income and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$12,133	$11,500
Greenville, SC	3,677	3,638
Kansas City, MO	3,708	3,747
Memphis, TN	7,869	7,032
Nashville, TN	15,110	15,175
Orlando, FL	3,006	2,950
Piedmont Triad, NC	6,425	6,409
Raleigh, NC	18,762	18,212
Richmond, VA	11,794	11,711
Tampa, FL	17,943	16,540
Total Office Segment	100,427	96,914
Industrial:
Atlanta, GA	3,975	3,940
Piedmont Triad, NC	3,300	4,375
Total Industrial Segment	7,275	8,315
Retail:
Kansas City, MO	7,692	7,613
Piedmont Triad, NC	—	56
Raleigh, NC	45	30
Total Retail Segment	7,737	7,699
Residential:
Kansas City, MO	379	292
Total Residential Segment	379	292
Total Rental and Other Revenues	$115,818	$113,220

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.           Segment Information – Continued

	Three Months Ended March 31,
	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$7,640	$6,978
Greenville, SC	2,281	2,285
Kansas City, MO	2,213	2,245
Memphis, TN	5,278	4,019
Nashville, TN	9,862	9,731
Orlando, FL	1,614	1,572
Piedmont Triad, NC	3,847	4,054
Raleigh, NC	12,702	12,112
Richmond, VA	7,952	7,996
Tampa, FL	10,821	9,879
Total Office Segment	64,210	60,871
Industrial:
Atlanta, GA	2,770	3,059
Piedmont Triad, NC	2,215	3,551
Total Industrial Segment	4,985	6,610
Retail:
Atlanta, GA (2)	(5)	(6)
Kansas City, MO	4,366	4,850
Piedmont Triad, NC	—	43
Raleigh, NC	16	2
Total Retail Segment	4,377	4,889
Residential:
Kansas City, MO	238	170
Raleigh, NC (2)	(88)	(9)
Total Residential Segment	150	161
Total Net Operating Income	73,722	72,531
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(32,912)	(32,884)
General and administrative expense	(8,507)	(8,315)
Interest expense	(23,113)	(21,976)
Interest and other income	1,700	1,007
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,890	$10,363
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	March 31, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$348,955	$350,537
Buildings and tenant improvements	2,882,442	2,880,632
Land held for development	104,148	104,148
	3,335,545	3,335,317
Less-accumulated depreciation	(799,755)	(781,073)
Net real estate assets	2,535,790	2,554,244
For-sale residential condominiums	11,162	12,933
Real estate and other assets, net, held for sale	1,229	5,031
Cash and cash equivalents	14,324	23,519
Restricted cash	6,301	6,841
Accounts receivable, net of allowance of $4,061 and $2,810, respectively	22,792	21,069
Notes receivable, net of allowance of $732 and $698, respectively	3,084	3,143
Accrued straight-line rents receivable, net of allowance of $2,523 and $2,443, respectively	83,927	82,600
Investment in unconsolidated affiliates	64,605	64,894
Deferred financing and leasing costs, net of accumulated amortization of $54,314 and $52,129, respectively	72,534	73,517
Prepaid expenses and other assets	38,390	37,947
Total Assets	$2,854,138	$2,885,738

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,466,441	$1,469,155
Accounts payable, accrued expenses and other liabilities	110,516	117,331
Financing obligations	33,574	37,706
Total Liabilities	1,610,531	1,624,192
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,798,150 and 3,891,121 outstanding, respectively	120,515	129,769
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	202,107	211,361
Equity:
Common Units:
General partner Common Units, 749,914 and 747,676 outstanding, respectively	10,394	10,485
Limited partner Common Units, 70,443,334 and 70,128,818 outstanding, respectively	1,029,266	1,038,328
Accumulated other comprehensive loss	(3,353)	(3,811)
Noncontrolling interests in consolidated affiliates	5,193	5,183
Total Equity	1,041,500	1,050,185
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,854,138	$2,885,738

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2010	2009
Rental and other revenues	$115,818	$113,220
Operating expenses:
Rental property and other expenses	41,776	40,533
Depreciation and amortization	32,912	32,884
General and administrative	8,827	8,471
Total operating expenses	83,515	81,888
Interest expense:
Contractual	21,802	20,579
Amortization of deferred financing costs	835	662
Financing obligations	476	735
	23,113	21,976
Other income:
Interest and other income	1,700	1,007
	1,700	1,007
Income from continuing operations before disposition of property and condominiums and
equity in earnings of unconsolidated affiliates	10,890	10,363
Gains on disposition of property	19	19
Gains on for-sale residential condominiums	190	347
Equity in earnings of unconsolidated affiliates	801	1,263
Income from continuing operations	11,900	11,992
Discontinued operations:
Income from discontinued operations	14	1,098
Net gains on disposition of discontinued operations	174	73
	188	1,171
Net income	12,088	13,163
Net (income) attributable to noncontrolling interests in consolidated affiliates	(214)	(18)
Distributions on preferred units	(1,677)	(1,677)
Net income available for common unitholders	$10,197	$11,468
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.14	$0.15
Income from discontinued operations available for common unitholders	—	0.02
Net income available for common unitholders	$0.14	$0.17
Weighted average common units outstanding - basic	74,824	67,289
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.14	$0.15
Income from discontinued operations available for common unitholders	—	0.02
Net income available for common unitholders	$0.14	$0.17
Weighted average common units outstanding - diluted	74,988	67,296
Distributions declared and paid per common unit	$0.425	$0.425
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$10,009	$10,297
Income from discontinued operations available for common unitholders	188	1,171
Net income available for common unitholders	$10,197	$11,468

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Capital

Three Months Ended March 31, 2010 and 2009

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuance of Common Units, net	11	1,131	—	—	1,142
Distributions on Common Units	(317)	(31,446)	—	—	(31,763)
Distributions on Preferred Units	(17)	(1,660)	—	—	(1,677)
Share-based compensation expense	21	2,034	—	—	2,055
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(204)	(204)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	92	9,124	—	—	9,216
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(212)	—	214	—
Comprehensive income:
Net income	121	11,967	—	—	12,088
Other comprehensive income	—	—	458	—	458
Total comprehensive income					12,546
Balance at March 31, 2010	$10,394	$1,029,266	$(3,353)	$5,193	$1,041,500

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuance of Common Units, net	(9)	(886)	—	—	(895)
Distributions on Common Units	(285)	(28,223)	—	—	(28,508)
Distributions on Preferred Units	(17)	(1,660)	—	—	(1,677)
Share-based compensation expense	18	1,824	—	—	1,842
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(4)	(4)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	240	23,783	—	—	24,023
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	(18)	—	18	—
Comprehensive income:
Net income	131	13,032	—	—	13,163
Other comprehensive income	—	—	94	—	94
Total comprehensive income					13,257
Balance at March 31, 2009	$9,837	$974,230	$(4,698)	$6,190	$985,559

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$12,088	$13,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,912	33,424
Amortization of lease incentives	261	298
Share-based compensation expense	2,055	1,842
Additions to allowance for doubtful accounts	1,331	1,015
Amortization of deferred financing costs	835	662
Amortization of past cash-flow hedges	239	(70)
Gains on disposition of property	(193)	(92)
Gains on disposition of for-sale residential condominiums	(190)	(347)
Equity in earnings of unconsolidated affiliates	(801)	(1,263)
Changes in financing obligations	52	335
Distributions of earnings from unconsolidated affiliates	657	1,253
Changes in operating assets and liabilities:
Accounts receivable	(3,928)	3,693
Prepaid expenses and other assets	(456)	209
Accrued straight-line rents receivable	(1,407)	(1,726)
Accounts payable, accrued expenses and other liabilities	(3,675)	(6,729)
Net cash provided by operating activities	39,780	45,667
Investing activities:
Additions to real estate assets and deferred leasing costs	(16,814)	(36,923)
Net proceeds from disposition of real estate assets	—	195
Net proceeds from disposition of for-sale residential condominiums	1,943	3,180
Distributions of capital from unconsolidated affiliates	730	594
Net repayments of notes receivable	59	155
Contributions to unconsolidated affiliates	(36)	(500)
Changes in restricted cash and other investing activities	596	(1,540)
Net cash used in investing activities	(13,522)	(34,839)
Financing activities:
Distributions on Common Units	(31,763)	(28,508)
Distributions on Preferred Units	(1,677)	(1,677)
Distributions to noncontrolling interests in consolidated affiliates	(204)	(4)
Net proceeds from the issuance of Common Units	1,142	(895)
Borrowings on revolving credit facility	4,000	91,000
Repayments of revolving credit facility	(4,000)	(57,000)
Borrowings on mortgages and notes payable	—	36,551
Repayments of mortgages and notes payable	(2,725)	(55,964)
Additions to deferred financing costs	(226)	(247)
Net cash used in financing activities	(35,453)	(16,744)
Net decrease in cash and cash equivalents	(9,195)	(5,916)
Cash and cash equivalents at beginning of the period	23,519	13,649
Cash and cash equivalents at end of the period	$14,324	$7,733

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2010	2009
Cash paid for interest, net of amounts capitalized (excludes cash distributions to owners of sold properties accounted for as financings of $126 and $110, respectively)	$23,541	$24,695

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2010	2009
Unrealized gains on cash-flow hedges	$—	$198
Changes in accrued capital expenditures	$(3,456)	$(5,807)
Write-off of fully depreciated real estate assets	$10,194	$7,966
Write-off of fully amortized deferred financing and leasing costs	$2,652	$2,842
Settlement of financing obligation	$4,184	$—
Unrealized gains/(losses) on marketable securities held in our non-qualified deferred compensation plan	$204	$(351)
Adjustment of Redeemable Common Units to fair value	$(9,254)	$(24,159)
Unrealized gain/(loss) on tax increment financing bond	$219	$(34)

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

March 31, 2010

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At March 31, 2010, the Company and/or the Operating Partnership wholly owned: 308 in-service office, industrial and retail properties, comprising 27.9 million square feet; 96 rental residential units; 581 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; and an additional one office property and one industrial property that are in service but not yet stabilized and 35 for-sale condominiums (which are owned through a consolidated, majority-owned joint venture).

The Company is the sole general partner of the Operating Partnership. At March 31, 2010, the Company owned all of the Preferred Units and 71.2 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2010, the Company redeemed 92,971 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at March 31, 2010.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statement of Income for the three months ended March 31, 2009 was revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 and the first three months of 2010 which qualified for discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statement of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At March 31, 2010 and December 31, 2009, we were not involved with any entities that were deemed to be variable interest entities.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2009 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies - Continued

Use of Estimates

The preparation of these Consolidated Financial Statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.      Real Estate Assets

Dispositions

In connection with the disposition of a building located in Raleigh, NC in the fourth quarter of 2009, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we were unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remained in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement prior to the required date and as a result, the buyer’s right to put the building to us was terminated. Accordingly, we recognized a completed sale of the property and recognized a gain of $0.2 million in the first quarter of 2010.

3.      Investments in Affiliates

Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The combined, summarized income statements for our unconsolidated joint ventures were as follows:

	Three Months Ended March 31,
	2010	2009
Income Statements:
Revenues	$34,569	$37,493
Expenses:
Rental property and other expenses	16,527	18,100
Depreciation and amortization	9,231	8,454
Interest expense	8,367	8,762
Total expenses	34,125	35,316
Income before disposition of property	$444	$2,177
Our share of:
Net income (1)	$801	$1,263
Depreciation and amortization of real estate assets	$3,302	$3,204
Interest expense	$3,398	$3,551
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments in Affiliates - Continued

Consolidated Affiliates

We own a majority interest in Plaza Residential, LLC, a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include completed, but unsold, condominium inventory owned by Plaza Residential at March 31, 2010 and December 31, 2009. We initially record receipt of deposits as accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. We recognize forfeiture of earnest money deposits into income when entitled to claim the forfeited deposit upon legal default. During the three months ended March 31, 2010 and 2009, we received $2.1 million and $3.3 million, respectively, in gross proceeds and recorded $1.9 million and $2.9 million, respectively, of cost of goods sold from condominium sales activity.

4.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization:

	March 31, 2010	December 31, 2009
Deferred financing costs	$16,917	$16,811
Less accumulated amortization	(5,311)	(4,549)
	11,606	12,262
Deferred leasing costs	109,931	108,835
Less accumulated amortization	(49,003)	(47,580)
	60,928	61,255
Deferred financing and leasing costs, net	$72,534	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Three Months Ended March 31,
	2010	2009
Amortization of deferred financing costs	$835	$662
Amortization of deferred leasing costs (included in depreciation and amortization)	$3,766	$3,866
Amortization of lease incentives (included in rental and other revenues)	$261	$298

The following table sets forth scheduled future amortization for deferred financing and leasing costs:

March 31, 2010 through December 31, 2010	$13,466
2011	15,371
2012	12,705
2013	8,955
2014	6,480
Thereafter	15,557
$72,534

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Mortgages and Notes Payable

Our consolidated mortgages and notes payable consisted of the following:

	March 31, 2010	December 31, 2009
Secured mortgage loans	$717,984	$720,727
Unsecured loans	748,457	748,428
Total	$1,466,441	$1,469,155

At March 31, 2010, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts outstanding under our revolving credit facility at March 31, 2010 and April 22, 2010. At March 31, 2010 and April 22, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2010 and April 22, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at March 31, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at March 31, 2010 and April 22, 2010.

We are currently in compliance with all debt covenants and requirements.

6.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at March 31, 2010 or December 31, 2009. The following table sets forth the effect of our past cash-flow hedges on accumulated other comprehensive loss (“AOCL”) and interest expense:

	Three Months Ended March 31,
	2010	2009
Derivatives Designated as Cash-flow Hedges:
Amount of unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$—	$198

Amount of loss/(gain) reclassified out of AOCL into interest expense (effective portion):
Interest rate swaps	$239	$(70)

7.      Noncontrolling Interests

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We had no Level 2 assets or liabilities at March 31, 2010 and December 31, 2009.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond that we acquired in the fourth quarter of 2007, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our December 31, 2009 impairment analysis, which were valued using independent appraisals.

Our Level 3 liability is our SF-HIW Harborview Plaza, LP financing obligation that is not traded but whose fair value is determined based on our partner’s share of the joint venture's working capital, fair market value of real estate assets and fair market value of mortgage payable. The fair value of the joint venture's working capital approximates its carrying value. The fair values of the joint venture's real estate assets and mortgage payable were determined using the income approach to approximate the price that would be paid in an orderly transaction between market participants on the measurement date.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 3
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid expenses and other assets)	$3,879	$3,879	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,090	—	17,090
Total Assets	$20,969	$3,879	$17,090

Liabilities:
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$4,459	$4,459	$—
SF-Harborview Plaza, LP financing obligation	12,396	—	12,396
Total Liabilities	$16,855	$4,459	$12,396

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments - Continued

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs
Assets:
Marketable securities (in prepaid expenses and other assets)	$6,135	$6,135	$—
Tax increment financing bond (in prepaid expenses and other assets)	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Liabilities:
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898	$—
SF-Harborview Plaza, LP financing obligation	12,230	—	12,230
Total Liabilities	$19,128	$6,898	$12,230

The following table sets forth our Level 3 asset and liability:

	Three Months Ended March 31,
	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$16,871	$17,468
Unrealized gain (in AOCL)	219	(34)
Ending balance	$17,090	$17,434

Liability:
SF-Harborview Plaza, LP Financing Obligation
Beginning balance - gross financing obligation	$12,718	$13,879
Principal repayments	(126)	(110)
Interest expense on financing obligation	166	440
Unrealized loss	(40)	(880)
Ending balance - gross financing obligation	12,718	13,329
Valuation allowance, net	4,279	3,605
Net financing obligation	$16,997	$16,934

We acquired our tax increment financing bond in the fourth quarter of 2007. This bond amortizes to maturity in 2020 and is carried at estimated fair value in prepaid expenses and other assets with unrealized gains/losses reported in AOCL. The estimated fair value at March 31, 2010 was $2.1 million below the outstanding principal due on the bond. We currently intend to hold this bond and do not believe that we will be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three months ended March 31, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation related to this tax increment financing bond.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments - Continued

Our SF-Harborview Plaza, LP financing obligation is carried at the greater of estimated fair value, net of the related valuation allowance, or original financing obligation of $12.7 million. The fair value was $12.4 million and $12.2 million at March 31, 2010 and December 31, 2009, respectively.

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
March 31, 2010
Cash and cash equivalents	$14,324	$14,324
Restricted cash	$6,301	$6,301
Accounts and notes receivable	$25,876	$25,876
Marketable securities (in prepaid expenses and other assets)	$3,879	$3,879
Tax increment financing bond (in prepaid expenses and other assets)	$17,090	$17,090
Mortgages and notes payable	$1,466,441	$1,486,103
Financing obligations	$33,574	$27,326
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$4,459	$4,459

December 31, 2009
Cash and cash equivalents	$23,519	$23,519
Restricted cash	$6,841	$6,841
Accounts and notes receivable	$24,212	$24,212
Marketable securities (in prepaid expenses and other assets)	$6,135	$6,135
Tax increment financing bond (in prepaid expenses and other assets)	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Deferred compensation (in accounts payable, accrued expenses and other liabilities)	$6,898	$6,898

The carrying values of our cash and cash equivalents and accounts and notes receivable are equal to or approximate fair value. The fair values of our mortgages and notes payable and financing obligations were estimated using the income or market approaches to approximate the price that would be paid in an orderly transaction between market participants on the respective measurement date.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.      Share-Based Payments

During the three months ended March 31, 2010, we granted under our 2009 Long Term Equity Incentive Plan (the “Plan”) 190,826 stock options at an exercise price equal to the closing market price of a share of our common stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $4.96. During the three months ended March 31, 2010, we also granted under the Plan 88,674 shares of time-based restricted stock and 78,151 shares of total return-based restricted stock with weighted-average grant date fair values per share of $29.05 and $29.40, respectively. We recorded stock-based compensation expense of $2.1 million and $1.8 million during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, there was $11.0 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.6 years.

10.           Comprehensive Income and Accumulated Other Comprehensive Loss

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$12,088	$13,163
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	219	(34)
Unrealized gains on cash-flow hedges	—	198
Amortization of past cash-flow hedges	239	(70)
Total other comprehensive income	458	94
Total comprehensive income	$12,546	$13,257

The components of AOCL are as follows:

	March 31, 2010	December 31, 2009
Tax increment financing bond	$2,147	$2,366
Past cash-flow hedges	1,206	1,445
Total accumulated other comprehensive loss	$3,353	$3,811

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.           Discontinued Operations

As part of our business strategy, we from time to time selectively dispose of non-core properties. The table below sets forth the operations which qualified for classification as discontinued operations in our Consolidated Financial Statements. The assets associated with these discontinued operations comprised 0.5 million square feet of office and retail properties sold during 2009 and the three months ended March 31, 2010.

	Three Months Ended March 31,
	2010	2009
Rental and other revenues	$15	$2,744
Operating expenses:
Rental property and other expenses	1	1,106
Depreciation and amortization	—	540
Total operating expenses	1	1,646
Income before gains on disposition of discontinued operations	14	1,098
Net gains on disposition of discontinued operations	174	73
Total discontinued operations	$188	$1,171

The following table includes the major classes of assets and liabilities of the properties classified as held for sale:

	March 31, 2010	December 31, 2009
Assets:
Land	$—	$867
Buildings and tenant improvements	—	3,876
Land held for development	1,197	1,197
Accumulated depreciation	—	(1,484)
Net real estate assets	1,197	4,456
Deferred leasing costs, net	—	209
Accrued straight line rents receivable	—	289
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,229	$5,031
Liabilities of real estate and other assets, net, held for sale (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.           Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2010	2009
Earnings per common unit - basic:
Numerator:
Income from continuing operations	$11,900	$11,992
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(214)	(18)
Distributions on preferred units	(1,677)	(1,677)
Income from continuing operations available for common unitholders	10,009	10,297
Income from discontinued operations available for common unitholders	188	1,171
Net income available for common unitholders	$10,197	$11,468
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	74,824	67,289
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.14	$0.15
Income from discontinued operations available for common unitholders	—	0.02
Net income available for common unitholders	$0.14	$0.17
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$11,900	$11,992
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(214)	(18)
Distributions on preferred units	(1,677)	(1,677)
Income from continuing operations available for common unitholders	10,009	10,297
Income from discontinued operations available for common unitholders	188	1,171
Net income available for common unitholders	$10,197	$11,468
Denominator:
Denominator for basic earnings per Common Unit –weighted average units	74,824	67,289
Add:
Stock options using the treasury method	164	7
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	74,988	67,296
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.14	$0.15
Income from discontinued operations available for common unitholders	—	0.02
Net income available for common unitholders	$0.14	$0.17
__________

(1)
Options and warrants aggregating approximately 0.7 million and 1.4 million shares were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at March 31, 2010, no single customer of the Wholly Owned Properties generated more than 9.2% of our consolidated revenues on an annualized basis.

The following table summarizes the rental income and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$12,133	$11,500
Greenville, SC	3,677	3,638
Kansas City, MO	3,708	3,747
Memphis, TN	7,869	7,032
Nashville, TN	15,110	15,175
Orlando, FL	3,006	2,950
Piedmont Triad, NC	6,425	6,409
Raleigh, NC	18,762	18,212
Richmond, VA	11,794	11,711
Tampa, FL	17,943	16,540
Total Office Segment	100,427	96,914
Industrial:
Atlanta, GA	3,975	3,940
Piedmont Triad, NC	3,300	4,375
Total Industrial Segment	7,275	8,315
Retail:
Kansas City, MO	7,692	7,613
Piedmont Triad, NC	—	56
Raleigh, NC	45	30
Total Retail Segment	7,737	7,699
Residential:
Kansas City, MO	379	292
Total Residential Segment	379	292
Total Rental and Other Revenues	$115,818	$113,220

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.           Segment Information - Continued

	Three Months Ended March 31,
	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$7,673	$6,993
Greenville, SC	2,291	2,290
Kansas City, MO	2,223	2,250
Memphis, TN	5,301	4,028
Nashville, TN	9,905	9,752
Orlando, FL	1,621	1,575
Piedmont Triad, NC	3,864	4,063
Raleigh, NC	12,756	12,138
Richmond, VA	7,987	8,013
Tampa, FL	10,868	9,900
Total Office Segment	64,489	61,002
Industrial:
Atlanta, GA	2,782	3,066
Piedmont Triad, NC	2,225	3,559
Total Industrial Segment	5,007	6,625
Retail:
Atlanta, GA (2)	(5)	(6)
Kansas City, MO	4,385	4,860
Piedmont Triad, NC	—	43
Raleigh, NC	16	2
Total Retail Segment	4,396	4,899
Residential:
Kansas City, MO	238	170
Raleigh, NC (2)	(88)	(9)
Total Residential Segment	150	161
Total Net Operating Income	74,042	72,687
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates
Depreciation and amortization	(32,912)	(32,884)
General and administrative expense	(8,827)	(8,471)
Interest expense	(23,113)	(21,976)
Interest and other income	1,700	1,007
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,890	$10,363
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. At March 31, 2010, we owned or had an interest in 378 in-service office, industrial and retail properties, encompassing approximately 35.7 million square feet, which includes one office development property and one industrial development property that had not yet reached the earlier of original projected stabilization date or 95% occupancy aggregating 348,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements), 35 for-sale residential condominiums and 514 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Iowa, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Business – Risk Factors” set forth in our 2009 Annual Report on Form
10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the best submarkets in our primary markets; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs.

Execution of our Plan includes (1) growing net operating income at our existing properties through concentrated leasing, asset management and customer service efforts and (2) developing properties in in-fill locations and acquiring strategic properties that are accretive to long-term earnings and stockholder value. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results. Our portfolio has changed significantly over the past five years and now consists of a higher proportion of Class A and B properties, which are generally expected to outperform competitive properties in our core markets. We have repositioned our portfolio primarily by selling non-core properties and developing properties in in-fill locations. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our primary markets. Our focus for the remainder of 2010 is to lease and operate our existing portfolio as effectively and efficiently as possible, dispose of certain non-core real estate assets and acquire and develop additional real estate assets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders.

Results of Operations

Results for the three months ended March 31, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 and the first three months of 2010 which qualified for discontinued operations presentation.

Three Months Ended March 31, 2010 and 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.3% higher in the first three months of 2010 as compared to the first three months of 2009 primarily due to higher average rental rates in our same property portfolio, the acquisition of the 4200 Cypress building in Tampa, FL in the fourth quarter of 2009 and the contribution of development properties placed in service in 2009, partly offset by lower termination fees and lower occupancy levels in our same property portfolio resulting from continued economic weakness and lower demand for office and industrial space.

We expect rental and other revenues for the remainder of 2010, adjusted for any discontinued operations in 2010, to increase over the same period in 2009 due to the contribution of acquisitions made during 2009 and 2010 and development projects delivered during 2009, partly offset by lower occupancy levels in our same property portfolio.

Operating Expenses

Rental property and other expenses were 3.5% higher in the first three months of 2010 as compared to the first three months of 2009 primarily due to the acquisition of the 4200 Cypress building in Tampa, FL in the fourth quarter of 2009 and the contribution of development properties delivered in 2009, partly offset by 1.1% lower expenses in our same property portfolio from management’s efforts to reduce operating expenses. As a result, operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly lower at 63.7% in the first three months of 2010 as compared to 64.1% in the first three months of 2009.

Depreciation and amortization was relatively unchanged in the first three months of 2010 as compared to the first three months of 2009 primarily due to the acquisition of the 4200 Cypress building in Tampa, FL in the fourth quarter of 2009 and the contribution of development properties placed in service in 2009, offset by lower depreciation as a result of early lease terminations.

General and administrative expenses were relatively unchanged in the first three months of 2010 as compared to the first three months of 2009 primarily due to higher deferred compensation expense caused by an increase in the value of marketable securities held under our non-qualified deferred compensation plan, offset by lower compensation costs resulting from lower headcount and lower aggregate short and long-term incentive compensation.

Other Income

Other income was $0.7 million higher in the first three months of 2010 as compared to the first three months of 2009 primarily due to the year-over-year change in the valuation adjustment of marketable securities held under our non-qualified deferred compensation plan.

Interest Expense

Interest expense was 5.9% higher in the first three months of 2010 as compared to the first three months of 2009 primarily due to lower capitalized interest resulting from decreased development in process. We anticipate interest expense will continue to increase in the remainder of 2010 due to higher rates on our floating rate debt, higher fees on our new revolving credit facility, higher amortization of deferred financing costs and lower capitalized interest.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $0.5 million lower in the first three months of 2010 as compared to the first three months of 2009 primarily due to early lease terminations in one of our joint ventures.

Discontinued Operations

The Company classified income of $0.2 million and $1.2 million as discontinued operations in the first three months of 2010 and 2009, respectively. These amounts relate to 0.5 million square feet of office and retail properties sold during 2009 and the first three months of 2010, and include net gains on the sale of these properties of $0.2 million and $0.1 million in the first three months of 2010 and 2009, respectively.

Liquidity and Capital Resources

Overview

Our goal is to maintain a conservative and flexible balance sheet with access to multiple sources of debt and equity capital and sufficient availability under our credit facilities. We generally use rents received from customers to fund our operating expenses, capital expenditures and distributions. To fund property acquisitions, development activity or building renovations and repay debt upon maturity, we may use current cash balances, sell assets, obtain new debt, use our revolving credit facility and/or issue equity. Our debt generally consists of mortgage debt, unsecured debt securities and borrowings under our secured and unsecured credit facilities.

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Cash Provided By Operating Activities	$39,750	$45,621	$(5,871)
Cash (Used In) Investing Activities	(13,522)	(34,839)	21,317
Cash (Used In) Financing Activities	(35,589)	(16,782)	(18,807)
Total Cash Flows	$(9,361)	$(6,000)	$(3,361)

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

Cash used in or provided by investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture capital activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions of capital from our joint ventures.

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

The decrease of $5.9 million in cash provided by operating activities of the Company in the first three months of 2010 compared to the first three months of 2009 was primarily the result of the net decrease in the change in operating assets and liabilities as well as lower cash flows from net income.

The decrease of $21.3 million in cash used in investing activities in the first three months of 2010 compared to the first three months of 2009 was primarily the result of lower capital expenditures, lower contributions to unconsolidated affiliates and increases in changes in restricted cash and other investing activities, partly offset by lower proceeds from disposition of for-sale residential condominiums.

The increase of $18.8 million in cash used in financing activities in the first three months of 2010 compared to the first three months of 2009 was primarily the result of lower net borrowings on our revolving credit facility and higher common dividends resulting from an increase in the number of shares of Common Stock outstanding, partly offset by lower net repayments on mortgages and notes payable and higher net proceeds from the sale of Common Stock.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2010	December 31, 2009
Mortgages and notes payable, at recorded book value	$1,466,441	$1,469,155
Financing obligations	$33,574	$37,706
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	71,602	71,285
Common Units outstanding (not owned by the Company)	3,798	3,891

Per share stock price at period end	$31.73	$33.35
Market value of Common Stock and Common Units	$2,392,442	$2,507,120
Total market capitalization with debt and obligations	$3,974,049	$4,095,573

Based on our total market capitalization of approximately $4.0 billion at March 31, 2010 (at the March 31, 2010 per share stock price of $31.73 and assuming the redemption for shares of Common Stock of the approximate 3.8 million Common Units not owned by the Company), our mortgages and notes payable represented 37.0% of our total market capitalization.

Mortgages and notes payable at March 31, 2010 was comprised of $718.0 million of secured indebtedness with a weighted average interest rate of 6.21% and $748.4 million of unsecured indebtedness with a weighted average interest rate of 5.41%. At March 31, 2010, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and revolving construction credit facility (which had $398.9 million and $28.3 million of availability, respectively, at April 22, 2010). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs not related to a specific customer to maintain existing buildings. Tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development projects were approximately $2.3 million at March 31, 2010. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Financing Activity

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There were no amounts outstanding under our revolving credit facility at March 31, 2010 and April 22, 2010. At March 31, 2010 and April 22, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2010 and April 22, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at March 31, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at March 31, 2010 and April 22, 2010.

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

Off Balance Sheet Arrangements

There were no material changes to our off balance sheet arrangements in the three months ended March 31, 2010. For information regarding our off balance sheet arrangements at December 31, 2009, see Note 8 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Interest Rate Hedging Activities

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock or similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We had no outstanding interest rate hedge contracts at March 31, 2010.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2010. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K.

Funds From Operations

The Company believes that FFO and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a stand-alone basis. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

The Company’s presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is calculated as follows:

•	Net income/(loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Less net income attributable to noncontrolling interests;

•	Plus depreciation and amortization of real estate assets;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales related to discontinued operations.

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

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2010		2009
	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$12,082		$13,200
Net income attributable to noncontrolling interests in the Operating Partnership	(520)		(694)
Net income attributable to noncontrolling interests in consolidated affiliates	(214)		(18)
Dividends on preferred stock	(1,677)		(1,677)
Net income available for common stockholders	9,671	$0.14	10,811	$0.17
Add/(Deduct):
Depreciation and amortization of real estate assets	32,492	0.43	32,441	0.47
(Gains) on disposition of depreciable properties	(19)	—	(19)	—
Net income attributable to noncontrolling interests in the Operating Partnership	520	—	694	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	3,341	0.04	3,250	0.05
Discontinued operations:
Depreciation and amortization of real estate assets	—	—	540	0.01
(Gains) on disposition of depreciable properties	(174)	—	(73)	—
Funds from operations	$45,831	$0.61	$47,644	$0.70

Weighted average shares outstanding (1)	75,397		67,705
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our market risk as of December 31, 2009, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K.

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

There were no changes in internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2010, the Company issued an aggregate of 92,971 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 6.  EXHIBITS

Exhibit Number	Description

12.1	Statement re: Computation of Ratios of the Company
12.2	Statement re: Computation of Ratios of the Company
12.3	Statement re: Computation of Ratios of the Operating Partnership
12.4	Statement re: Computation of Ratios of the Operating Partnership
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.4	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Date: April 28, 2010