Form 10-Q
period 2010-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2010-07-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Highwoods Properties, Inc.  Yes  ☒    No ☐            Highwoods Realty Limited Partnership  Yes  ☐    No ☐

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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 71,614,945 shares of Common Stock outstanding as of July 22, 2010.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2010

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

Certain information contained herein is presented as of July 22, 2010, the latest practicable date for financial information prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$337,656	$350,537
Buildings and tenant improvements	2,856,415	2,880,632
Land held for development	104,148	104,148
	3,298,219	3,335,317
Less-accumulated depreciation	(798,814)	(781,073)
Net real estate assets	2,499,405	2,554,244
For-sale residential condominiums	10,126	12,933
Real estate and other assets, net, held for sale	1,229	5,031
Cash and cash equivalents	35,843	23,699
Restricted cash	6,241	6,841
Accounts receivable, net of allowance of $3,326 and $2,810, respectively	20,440	21,069
Mortgages and notes receivable, net of allowance of $771 and $698, respectively	20,144	3,143
Accrued straight-line rents receivable, net of allowance of $2,405 and $2,443, respectively	87,027	82,600
Investment in unconsolidated affiliates	62,633	66,077
Deferred financing and leasing costs, net of accumulated amortization of $53,539 and $52,129, respectively	72,350	73,517
Prepaid expenses and other assets	39,674	37,947
Total Assets	$2,855,112	$2,887,101

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,463,727	$1,469,155
Accounts payable, accrued expenses and other liabilities	105,318	117,328
Financing obligations	33,603	37,706
Total Liabilities	1,602,648	1,624,189
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	105,409	129,769
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
71,614,985 and 71,285,303 shares issued and outstanding, respectively	716	713
Additional paid-in capital	1,779,524	1,751,398
Distributions in excess of net income available for common stockholders	(716,790)	(701,932)
Accumulated other comprehensive loss	(3,275)	(3,811)
Total Stockholders’ Equity	1,141,767	1,127,960
Noncontrolling interests in consolidated affiliates	5,288	5,183
Total Equity	1,147,055	1,133,143
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,855,112	$2,887,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and other revenues	$114,339	$111,914	$229,393	$224,275
Operating expenses:
Rental property and other expenses	38,324	38,901	80,039	79,179
Depreciation and amortization	33,353	32,514	66,082	65,223
General and administrative	6,980	9,486	15,487	17,801
Total operating expenses	78,657	80,901	161,608	162,203
Interest expense:
Contractual	21,705	19,945	43,507	40,524
Amortization of deferred financing costs	835	689	1,670	1,351
Financing obligations	394	710	870	1,445
	22,934	21,344	46,047	43,320
Other income:
Interest and other income	966	2,284	2,666	3,291
Gain on debt extinguishment	—	630	—	630
	966	2,914	2,666	3,921
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	13,714	12,583	24,404	22,673
Gains on disposition of property	17	194	36	213
Gains on disposition of for-sale residential condominiums	163	289	353	636
Gains on disposition of investment in unconsolidated affiliates	25,330	—	25,330	—
Equity in earnings of unconsolidated affiliates	888	1,862	1,683	3,162
Income from continuing operations	40,112	14,928	51,806	26,684
Discontinued operations:
Income from discontinued operations	197	1,203	411	2,574
Net gains/(losses) on disposition of discontinued operations	(260)	20,943	(86)	21,016
	(63)	22,146	325	23,590
Net income	40,049	37,074	52,131	50,274
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,933)	(2,054)	(2,453)	(2,748)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(215)	(116)	(429)	(134)
Dividends on Preferred Stock	(1,677)	(1,677)	(3,354)	(3,354)
Net income available for common stockholders	$36,224	$33,227	$45,895	$44,038
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.51	$0.19	$0.64	$0.34
Income from discontinued operations available for common stockholders	—	0.31	—	0.34
Net income available for common stockholders	$0.51	$0.50	$0.64	$0.68
Weighted average Common Shares outstanding - basic	71,601	66,122	71,508	64,883
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.50	$0.19	$0.64	$0.34
Income from discontinued operations available for common stockholders	—	0.31	—	0.34
Net income available for common stockholders	$0.50	$0.50	$0.64	$0.68
Weighted average Common Shares outstanding - diluted	75,607	70,234	75,504	68,978
Dividends declared per Common Share	$0.425	$0.425	$0.85	$0.85
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$36,284	$12,370	$45,587	$21,824
Income/(loss) from discontinued operations available for common stockholders	(60)	20,857	308	22,214
Net income available for common stockholders	$36,224	$33,227	$45,895	$44,038

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

Six Months Ended June 30, 2010 and 2009

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accum-ulated Other Compre- hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	71,568	1	—	—	1,061	—	—	—	1,062
Conversion of Common Units to Common Stock	93,971	1	—	—	2,957	—	—	—	2,958
Dividends on Common Stock	—	—	—	—	—	—	—	(60,753)	(60,753)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,354)	(3,354)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	20,612	—	—	—	20,612
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(324)	—	(324)
Issuances of restricted stock, net	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	—	—	3,496	—	—	—	3,497
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,453)	(2,453)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	429	(429)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	52,131	52,131
Other comprehensive income	—	—	—	—	—	536	—	—	536
Total comprehensive income									52,667
Balance at June 30, 2010	71,614,985	$716	$29,092	$52,500	$1,779,524	$(3,275)	$5,288	$(716,790)	$1,147,055

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accum-ulated Other Compre-hensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	7,027,226	70	—	—	144,194	—	—	—	144,264
Conversion of Common Units to Common Stock	8,291	—	—	—	189	—	—	—	189
Dividends on Common Stock	—	—	—	—	—	—	—	(54,083)	(54,083)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,354)	(3,354)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	19,598	—	—	—	19,598
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(245)	—	(245)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	3,571	—	—	—	3,573
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,748)	(2,748)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	134	(134)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	50,274	50,274
Other comprehensive income	—	—	—	—	—	465	—	—	465
Total comprehensive income									50,739
Balance at June 30, 2009	70,847,962	$708	$29,092	$52,500	$1,783,645	$(4,327)	$6,065	$(649,326)	$1,218,357

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$52,131	$50,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,447	66,510
Amortization of lease incentives	537	548
Share-based compensation expense	3,497	3,573
Additions to allowance for doubtful accounts	2,636	3,245
Amortization of deferred financing costs	1,670	1,351
Amortization of past cash-flow hedges	287	(141)
Gain on debt extinguishment	—	(630)
Net (gains)/losses on disposition of property	50	(21,229)
Gains on disposition of for-sale residential condominiums	(353)	(636)
Gains on disposition of investment in unconsolidated affiliates	(25,330)	—
Equity in earnings of unconsolidated affiliates	(1,683)	(3,162)
Changes in financing obligations	81	584
Distributions of earnings from unconsolidated affiliates	1,717	2,081
Changes in operating assets and liabilities:
Accounts receivable	(1,430)	1,853
Prepaid expenses and other assets	1,734	(1,296)
Accrued straight-line rents receivable	(5,296)	(3,637)
Accounts payable, accrued expenses and other liabilities	3,352	5,351
Net cash provided by operating activities	100,047	104,639
Investing activities:
Additions to real estate assets and deferred leasing costs	(38,292)	(68,851)
Net proceeds from disposition of real estate assets	6,801	61,556
Net proceeds from disposition of for-sale residential condominiums	3,186	5,215
Proceeds from disposition of investment in unconsolidated affiliates	15,000	—
Distributions of capital from unconsolidated affiliates	1,106	2,879
Repayments of mortgages and notes receivable	29	272
Contributions to unconsolidated affiliates	(303)	(500)
Changes in restricted cash and other investing activities	(3,178)	(12,020)
Net cash used in investing activities	(15,651)	(11,449)
Financing activities:
Dividends on Common Stock	(60,753)	(54,083)
Dividends on Preferred Stock	(3,354)	(3,354)
Distributions to noncontrolling interests in the Operating Partnership	(3,243)	(3,443)
Distributions to noncontrolling interests in consolidated affiliates	(324)	(245)
Net proceeds from the issuance of Common Stock	1,062	144,264
Borrowings on revolving credit facility	4,000	122,000
Repayments of revolving credit facility	(4,000)	(177,000)
Borrowings on mortgages and notes payable	—	53,424
Repayments of mortgages and notes payable	(5,452)	(173,846)
Additions to deferred financing costs	(188)	(1,292)
Net cash used in financing activities	(72,252)	(93,575)
Net increase/(decrease) in cash and cash equivalents	12,144	(385)
Cash and cash equivalents at beginning of the period	23,699	13,757
Cash and cash equivalents at end of the period	$35,843	$13,372

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$43,204	$43,386

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2010	2009
Unrealized gains on cash-flow hedges	$—	$414
Conversion of Common Units to Common Stock	$2,958	$189
Change in accrued capital expenditures	$(2,294)	$(4,915)
Write-off of fully depreciated real estate assets	$24,273	$16,543
Write-off of fully amortized deferred financing and leasing costs	$7,963	$11,226
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$174	$(361)
Settlement of financing obligation	$4,184	$—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$(20,612)	$(19,598)
Unrealized gain on tax increment financing bond	$146	$192
Mortgages receivable from seller financing	$17,030	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements

June 30, 2010

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.     Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At June 30, 2010, the Company and/or the Operating Partnership wholly owned 295 in-service office, industrial and retail properties, comprising 26.8 million square feet; 96 rental residential units; 581 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; one office property under development; one recently developed office property that is in service but not yet stabilized; and 32 for-sale residential condominiums (which are owned through a consolidated, majority-owned joint venture).

The Company is the sole general partner of the Operating Partnership. At June 30, 2010, the Company owned all of the Preferred Units and 71.2 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2010, the Company redeemed 93,971 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at June 30, 2010.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statements of Income for the three and six months ended June 30, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 and the first six months of 2010 which required discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At June 30, 2010 and December 31, 2009, we were not involved with any entities that were deemed to be variable interest entities.

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

2.     Real Estate Assets

Dispositions

During the six months ended June 30, 2010, we sold seven office properties in our Piedmont Triad, NC segment for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions. The three-year, interest-only first mortgage carries a 6.0% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 8.0% in the fifth year. We have accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property has been deferred and will be recognized when the seller financing is repaid.

During the six months ended June 30, 2010, we also sold six industrial properties in our Piedmont Triad, NC segment for gross proceeds of $12.0 million. In connection with this disposition, we received cash of $3.4 million and provided seller financing of $8.6 million (recorded in mortgages and notes receivable) and a limited rent guarantee with maximum exposure to loss of $1.0 million. The three-year, interest-only first mortgage carries a 6.25% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 7.75% in the fifth year. We currently do not believe a loss from the rent guarantee is probable. We have accounted for this disposition using the installment method, whereby the $0.3 million impairment was recognized in net gains/(losses) on disposition of discontinued operations in the second quarter of 2010.

Additionally, during the six months ended June 30, 2010, we recorded a completed sale in connection with the disposition of an office property in our Raleigh, NC segment in the fourth quarter of 2009 where the buyer’s right to compel us to repurchase the property expired. Accordingly, we recognized the $0.2 million gain on disposition of property in the first quarter of 2010.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.     Investments in Affiliates

Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Statements:
Revenues	$31,714	$37,347	$67,302	$76,216
Expenses:
Rental property and other expenses	15,632	18,065	32,799	36,705
Depreciation and amortization	7,778	8,853	17,378	17,725
Interest expense	7,233	8,866	15,798	17,841
Total expenses	30,643	35,784	65,975	72,271
Income before disposition of property	1,071	1,563	1,327	3,945
Gains on disposition of property	—	3,426	—	3,426
Net income	$1,071	$4,989	$1,327	$7,371
Our share of:
Net income (1)	$888	$1,862	$1,683	$3,162
Depreciation and amortization of real estate assets	$2,737	$3,223	$6,078	$6,473
Interest expense	$2,755	$3,542	$6,178	$7,120
Gain on disposition of property	$—	$781	$—	$781
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

In the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 2.5 million square feet of office (1.7 million square feet), industrial (788,000 square feet) and retail (45,000 square feet) properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to some, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and results of operations would not be adversely affected unless the buyer defaults on its indemnification obligation.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.     Investments in Affiliates - Continued

Consolidated Affiliates

We own a majority interest in Plaza Residential, LLC (“Plaza Residential”), a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include 32 and 40 completed, but unsold, condominiums owned by Plaza Residential at June 30, 2010 and December 31, 2009, respectively. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. During the three months ended June 30, 2010 and 2009, we received $1.3 million and $2.2 million, respectively, in gross proceeds and recorded $1.1 million and $1.9 million, respectively, of cost of goods sold from condominium sales activity. During the six months ended June 30, 2010 and 2009, we received $3.5 million and $5.5 million, respectively, in gross proceeds and had $3.1 million and $4.9 million, respectively, of cost of goods sold from condominium sales activity.

4.     Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization:

	June 30, 2010	December 31, 2009
Deferred financing costs	$16,883	$16,811
Less accumulated amortization	(6,120)	(4,549)
	10,763	12,262
Deferred leasing costs	109,006	108,835
Less accumulated amortization	(47,419)	(47,580)
	61,587	61,255
Deferred financing and leasing costs, net	$72,350	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization of deferred financing costs	$835	$689	$1,670	$1,351
Amortization of lease commissions (included in depreciation and amortization)	$3,817	$3,926	$7,583	$7,792
Amortization of lease incentives (included in rental and other revenues)	$276	$250	$537	$548

The following table sets forth scheduled future amortization for deferred financing and leasing costs:

	Amortization of Deferred Financing Costs	Amortization of Lease Commissions	Amortization of Lease Incentives
June 30, 2010 through December 31, 2010	$1,386	$6,557	$479
2011	2,517	12,098	916
2012	2,320	10,095	829
2013	1,198	8,268	682
2014	488	6,264	494
Thereafter	2,854	13,574	1,331
	$10,763	$56,856	$4,731

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

5.     Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	June 30, 2010	December 31, 2009
Secured indebtedness	$715,240	$720,727
Unsecured indebtedness	748,487	748,428
Total mortgages and notes payable	$1,463,727	$1,469,155

At June 30, 2010, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts outstanding under our revolving credit facility at June 30, 2010 and July 22, 2010. At June 30, 2010 and July 22, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2010 and July 22, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at June 30, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at June 30, 2010 and July 22, 2010.

We are currently in compliance with all debt covenants and requirements.

6.     Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at June 30, 2010 or December 31, 2009. The following table sets forth the effect of our past cash-flow hedges on accumulated other comprehensive loss (“AOCL”) and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives Designated as Cash-flow Hedges:
Unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate hedge contracts	$—	$217	$—	$414

(Gain)/loss reclassified out of AOCL into interest expense (effective portion):
Interest rate hedge contracts	$48	$(71)	$287	$(141)

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

7.     Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. The following table sets forth noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2010	2009
Beginning noncontrolling interests in the Operating Partnership	$129,769	$111,278
Adjustments of noncontrolling interests in the Operating Partnership to fair value	(20,612)	(19,598)
Conversion of Common Units to Common Stock	(2,958)	(189)
Net income attributable to noncontrolling interests in the Operating Partnership	2,453	2,748
Distributions to noncontrolling interests in the Operating Partnership	(3,243)	(3,443)
Total noncontrolling interests in the Operating Partnership	$105,409	$90,796

The following table sets forth the change in equity from net income available for common stockholders and transfers from noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available for common stockholders	$36,224	$33,227	$45,895	$44,038
Conversion of Common Units to Common Stock	33	—	2,958	189
Change in equity from net income available for common stockholders and conversion of Common Units to Common Stock	$36,257	$33,227	$48,853	$44,227

Noncontrolling Interests in Consolidated Affiliates

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC and estimated 12% economic interest in Plaza Residential. Each of our joint venture partners is an unrelated third party.

8.     Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, noncontrolling interests in the Operating Partnership and liabilities that we recognize at fair value using those levels of inputs.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities which we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. Our Level 1 liability is our non-qualified deferred compensation obligation.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.     Disclosure About Fair Value of Financial Instruments - Continued

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We had no Level 2 assets or liabilities at June 30, 2010 and December 31, 2009.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using independent appraisals.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 3
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,283	$3,283	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,017	—	17,017
Total Assets	$20,300	$3,283	$17,017

Noncontrolling Interests in the Operating Partnership	$105,409	$105,409	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$3,799	$3,799	$—

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135	$—
Tax increment financing bond	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Noncontrolling Interests in the Operating Partnership	$129,769	$129,769	$—

Liability:
Non-qualified deferred compensation obligation	$6,898	$6,898	$—

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.     Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth our Level 3 asset:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,090	$17,434	$16,871	$17,468
Unrealized gain/(loss) (in AOCL)	(73)	226	146	192
Ending balance	$17,017	$17,660	$17,017	$17,660

In the fourth quarter of 2007, we acquired the tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2010 was $2.2 million below the outstanding principal due on the bond. We currently intend to hold this bond and do not believe that we will be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and six months ended June 30, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
June 30, 2010
Cash and cash equivalents	$35,843	$35,843
Restricted cash	$6,241	$6,241
Accounts, mortgages and notes receivable	$40,584	$40,584
Marketable securities of non-qualified deferred compensation plan	$3,283	$3,283
Tax increment financing bond	$17,017	$17,017
Mortgages and notes payable	$1,463,727	$1,502,526
Financing obligations	$33,603	$24,185
Non-qualified deferred compensation obligation	$3,799	$3,799
Noncontrolling interests in the Operating Partnership	$105,409	$105,409

December 31, 2009
Cash and cash equivalents	$23,699	$23,699
Restricted cash	$6,841	$6,841
Accounts, mortgages and notes receivable	$24,212	$24,212
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135
Tax increment financing bond	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Non-qualified deferred compensation obligation	$6,898	$6,898
Noncontrolling interests in the Operating Partnership	$129,769	$129,769

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.     Disclosure About Fair Value of Financial Instruments – Continued

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, mortgages and notes receivable, marketable securities of non-qualified deferred compensation plan, tax increment financing bond, non-qualified deferred compensation obligation and noncontrolling interests in the Operating Partnership are equal to or approximate fair value. The fair values of our mortgages and notes payable and financing obligations were estimated using the income or market approaches to approximate the price that would be paid in an orderly transaction between market participants on the respective measurement date.

9.     Share-Based Payments

During the six months ended June 30, 2010, we granted under our 2009 Long Term Equity Incentive Plan (the “Plan”) 190,826 stock options at an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $4.96. During the six months ended June 30, 2010, we also granted under the Plan 89,635 shares of time-based restricted stock and 78,151 shares of total return-based restricted stock with weighted-average grant date fair values per share of $29.05 and $29.40, respectively. We recorded stock-based compensation expense of $1.4 million and $1.8 million during the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.6 million during the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was $9.7 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.7 years.

10.     Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$40,049	$37,074	$52,131	$50,274
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	(73)	226	146	192
Unrealized gains on cash-flow hedges	—	217	—	414
Amortization of past cash-flow hedges	48	(71)	287	(141)
Settlement of past cash-flow hedge from disposition of investment in unconsolidated affiliate	103	—	103	—
Total other comprehensive income	78	372	536	465
Total comprehensive income	$40,127	$37,446	$52,667	$50,739

The following table sets forth the components of AOCL:

	June 30, 2010	December 31, 2009
Tax increment financing bond	$2,220	$2,366
Past cash-flow hedges	1,055	1,445
Total accumulated other comprehensive loss	$3,275	$3,811

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.     Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations. The assets associated with these discontinued operations comprised 1.7 million square feet of office, industrial and retail properties sold during 2009 and the six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and other revenues	$653	$2,781	$1,432	$6,382
Operating expenses:
Rental property and other expenses	274	1,005	656	2,522
Depreciation and amortization	182	572	365	1,287
Total operating expenses	456	1,577	1,021	3,809
Other income	—	(1)	—	1
Income before net gains/(losses) on disposition of discontinued operations	197	1,203	411	2,574
Net gains/(losses) on disposition of discontinued operations	(260)	20,943	(86)	21,016
Total discontinued operations	$(63)	$22,146	$325	$23,590

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	June 30, 2010	December 31, 2009
Assets:
Land	$—	$867
Buildings and tenant improvements	—	3,876
Land held for development	1,197	1,197
Total real estate assets	1,197	5,940
Less accumulated depreciation	—	(1,484)
Net real estate assets	1,197	4,456
Deferred leasing costs, net	—	209
Accrued straight line rents receivable	—	289
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,229	$5,031
Liabilities of real estate and other assets, net, held for sale (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Common Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$40,112	$14,928	$51,806	$26,684
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(1,936)	(765)	(2,436)	(1,372)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(215)	(116)	(429)	(134)
Dividends on Preferred Stock	(1,677)	(1,677)	(3,354)	(3,354)
Income from continuing operations available for common stockholders	36,284	12,370	45,587	21,824
Income/(loss) from discontinued operations	(63)	22,146	325	23,590
Net (income)/loss attributable to noncontrolling interests in the Operating Partnership from discontinued operations	3	(1,289)	(17)	(1,376)
Income/(loss) from discontinued operations available for common stockholders	(60)	20,857	308	22,214
Net income available for common stockholders	$36,224	$33,227	$45,895	$44,038
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	71,601	66,122	71,508	64,883
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.51	$0.19	$0.64	$0.34
Income from discontinued operations available for common stockholders	—	0.31	—	0.34
Net income available for common stockholders	$0.51	$0.50	$0.64	$0.68
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$40,112	$14,928	$51,806	$26,684
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(215)	(116)	(429)	(134)
Dividends on Preferred Stock	(1,677)	(1,677)	(3,354)	(3,354)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	38,220	13,135	48,023	23,196
Income/(loss) from discontinued operations available for common stockholders	(63)	22,146	325	23,590
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$38,157	$35,281	$48,348	$46,786
Denominator:
Denominator for basic earnings per Common Share –weighted average shares	71,601	66,122	71,508	64,883
Add:
Stock options using the treasury method	209	49	188	30
Noncontrolling interests partnership units	3,797	4,063	3,808	4,065
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	75,607	70,234	75,504	68,978
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.50	$0.19	$0.64	$0.34
Income from discontinued operations available for common stockholders	—	0.31	—	0.34
Net income available for common stockholders	$0.50	$0.50	$0.64	$0.68
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.     Earnings Per Share – Continued

(1)
Options and warrants aggregating approximately 0.6 million and 1.2 million shares were outstanding during the three months ended June 30, 2010 and 2009, respectively, and 0.6 million and 1.3 million shares were outstanding during the six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per Common Share because the impact of including such shares would be anti-dilutive.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at June 30, 2010, no single customer of the Wholly Owned Properties generated more than 9.5% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$12,067	$12,106	$24,198	$23,604
Greenville, SC	3,451	3,600	7,127	7,237
Kansas City, MO	3,663	3,711	7,371	7,458
Memphis, TN	7,329	7,407	15,197	14,439
Nashville, TN	14,851	15,418	29,966	30,592
Orlando, FL	3,059	2,845	6,065	5,795
Piedmont Triad, NC	5,977	5,964	11,922	11,853
Raleigh, NC	18,497	18,092	37,257	36,302
Richmond, VA	11,483	11,238	23,277	22,947
Tampa, FL	18,038	16,589	35,980	33,127
Total Office Segment	98,415	96,970	198,360	193,354
Industrial:
Atlanta, GA	3,842	3,931	7,817	7,871
Piedmont Triad, NC	3,041	2,961	6,062	7,006
Total Industrial Segment	6,883	6,892	13,879	14,877
Retail:
Kansas City, MO	8,749	7,664	16,437	15,277
Piedmont Triad, NC	(40)	57	(40)	113
Raleigh, NC	29	30	75	60
Total Retail Segment	8,738	7,751	16,472	15,450
Residential:
Kansas City, MO	303	301	682	594
Total Residential Segment	303	301	682	594
Total Rental and Other Revenues	$114,339	$111,914	$229,393	$224,275

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.      Segment Information – Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$7,835	$8,039	$15,470	$15,016
Greenville, SC	2,168	2,339	4,450	4,624
Kansas City, MO	2,327	2,261	4,540	4,506
Memphis, TN	4,223	4,046	9,508	8,065
Nashville, TN	10,065	10,204	19,936	19,935
Orlando, FL	1,723	1,460	3,336	3,033
Piedmont Triad, NC	4,221	4,071	7,857	7,895
Raleigh, NC	13,132	12,675	25,835	24,788
Richmond, VA	8,406	8,063	16,356	16,061
Tampa, FL	10,992	9,518	21,813	19,399
Total Office Segment	65,092	62,676	129,101	123,322
Industrial:
Atlanta, GA	2,793	2,944	5,563	6,003
Piedmont Triad, NC	2,325	2,207	4,372	5,532
Total Industrial Segment	5,118	5,151	9,935	11,535
Retail:
Atlanta, GA (2)	(5)	(6)	(10)	(11)
Kansas City, MO	5,747	5,086	10,099	9,936
Piedmont Triad, NC	(40)	45	(40)	88
Raleigh, NC	3	8	19	11
Total Retail Segment	5,705	5,133	10,068	10,024
Residential:
Kansas City, MO	188	183	426	354
Raleigh, NC (2)	(88)	(130)	(176)	(139)
Total Residential Segment	100	53	250	215
Total Net Operating Income	76,015	73,013	149,354	145,096
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,353)	(32,514)	(66,082)	(65,223)
General and administrative expense	(6,980)	(9,486)	(15,487)	(17,801)
Interest expense	(22,934)	(21,344)	(46,047)	(43,320)
Interest and other income	966	2,914	2,666	3,921
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$13,714	$12,583	$24,404	$22,673
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

14.     Subsequent Events

Acquisitions

In July 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of secured debt expected to be recorded at fair value of approximately $40.3 million, with an implied interest rate of 6.4%. The debt matures in November 2015. We expect to incur or have incurred approximately $2.3 million of near-term building improvements and approximately $0.4 million of acquisition-related costs.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	June 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$337,656	$350,537
Buildings and tenant improvements	2,856,415	2,880,632
Land held for development	104,148	104,148
	3,298,219	3,335,317
Less-accumulated depreciation	(798,814)	(781,073)
Net real estate assets	2,499,405	2,554,244
For-sale residential condominiums	10,126	12,933
Real estate and other assets, net, held for sale	1,229	5,031
Cash and cash equivalents	35,745	23,519
Restricted cash	6,241	6,841
Accounts receivable, net of allowance of $3,326 and $2,810, respectively	20,626	21,069
Mortgages and notes receivable, net of allowance of $771 and $698, respectively	20,144	3,143
Accrued straight-line rents receivable, net of allowance of $2,405 and $2,443, respectively	87,027	82,600
Investment in unconsolidated affiliates	61,477	64,894
Deferred financing and leasing costs, net of accumulated amortization of $53,539 and $52,129, respectively	72,350	73,517
Prepaid expenses and other assets	39,639	37,947
Total Assets	$2,854,009	$2,885,738

Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$1,463,727	$1,469,155
Accounts payable, accrued expenses and other liabilities	105,322	117,331
Financing obligations	33,603	37,706
Total Liabilities	1,602,652	1,624,192
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,797,150 and 3,891,121 outstanding, respectively	105,409	129,769
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	187,001	211,361
Capital:
Common Units:
General partner Common Units, 750,033 and 747,676 outstanding, respectively	10,620	10,485
Limited partner Common Units, 70,456,143 and 70,128,818 outstanding, respectively	1,051,723	1,038,328
Accumulated other comprehensive loss	(3,275)	(3,811)
Noncontrolling interests in consolidated affiliates	5,288	5,183
Total Capital	1,064,356	1,050,185
Total Liabilities, Redeemable Operating Partnership Units and Capital	$2,854,009	$2,885,738

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and other revenues	$114,339	$111,914	$229,393	$224,275
Operating expenses:
Rental property and other expenses	38,434	38,806	79,829	78,928
Depreciation and amortization	33,353	32,514	66,082	65,223
General and administrative	6,870	9,581	15,697	18,052
Total operating expenses	78,657	80,901	161,608	162,203
Interest expense:
Contractual	21,705	19,945	43,507	40,524
Amortization of deferred financing costs	835	689	1,670	1,351
Financing obligations	394	710	870	1,445
	22,934	21,344	46,047	43,320
Other income:
Interest and other income	966	2,284	2,666	3,291
Gain on debt extinguishment	—	630	—	630
	966	2,914	2,666	3,921
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	13,714	12,583	24,404	22,673
Gains on disposition of property	17	194	36	213
Gains on disposition of for-sale residential condominiums	163	289	353	636
Gains on disposition of investment in unconsolidated affiliates	25,330	—	25,330	—
Equity in earnings of unconsolidated affiliates	871	1,847	1,672	3,110
Income from continuing operations	40,095	14,913	51,795	26,632
Discontinued operations:
Income from discontinued operations	197	1,203	411	2,574
Net gains/(losses) on disposition of discontinued operations	(260)	20,943	(86)	21,016
	(63)	22,146	325	23,590
Net income	40,032	37,059	52,120	50,222
Net (income) attributable to noncontrolling interests in consolidated affiliates	(215)	(116)	(429)	(134)
Distributions on Preferred Units	(1,677)	(1,677)	(3,354)	(3,354)
Net income available for common unitholders	$38,140	$35,266	$48,337	$46,734
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.51	$0.19	$0.64	$0.34
Income from discontinued operations available for common unitholders	—	0.32	0.01	0.34
Net income available for common unitholders	$0.51	$0.51	$0.65	$0.68
Weighted average Common Units outstanding - basic	74,989	69,776	74,907	68,539
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.51	$0.19	$0.64	$0.34
Income from discontinued operations available for common unitholders	—	0.32	—	0.34
Net income available for common unitholders	$0.51	$0.51	$0.64	$0.68
Weighted average Common Units outstanding - diluted	75,198	69,825	75,095	68,569
Distributions declared per Common Unit	$0.425	$0.425	$0.85	$0.85
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$38,203	$13,120	$48,012	$23,144
Income/(loss) from discontinued operations available for common unitholders	(63)	22,146	325	23,590
Net income available for common unitholders	$38,140	$35,266	$48,337	$46,734

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Capital

Six Months Ended June 30, 2010 and 2009

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuance of Common Units, net	11	1,051	—	—	1,062
Distributions on Common Units	(637)	(63,011)	—	—	(63,648)
Distributions on Preferred Units	(34)	(3,320)	—	—	(3,354)
Share-based compensation expense	35	3,462	—	—	3,497
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(324)	(324)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	243	24,039	—	—	24,282
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(425)	—	429	—
Comprehensive income:
Net income	521	51,599	—	—	52,120
Other comprehensive income	—	—	536	—	536
Total comprehensive income					52,656
Balance at June 30, 2010	$10,620	$1,051,723	$(3,275)	$5,288	$1,064,356

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuance of Common Units, net	1,443	142,821	—	—	144,264
Distributions on Common Units	(572)	(56,606)	—	—	(57,178)
Distributions on Preferred Units	(34)	(3,320)	—	—	(3,354)
Share-based compensation expense	36	3,537	—	—	3,573
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(245)	(245)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	202	20,010	—	—	20,212
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1)	(133)	—	134	—
Comprehensive income:
Net income	502	49,720	—	—	50,222
Other comprehensive income	—	—	465	—	465
Total comprehensive income					50,687
Balance at June 30, 2009	$11,335	$1,122,407	$(4,327)	$6,065	$1,135,480

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$52,120	$50,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,447	66,510
Amortization of lease incentives	537	548
Share-based compensation expense	3,497	3,573
Additions to allowance for doubtful accounts	2,636	3,245
Amortization of deferred financing costs	1,670	1,351
Amortization of past cash-flow hedges	287	(141)
Gain on debt extinguishment	—	(630)
Net (gains)/losses on disposition of property	50	(21,229)
Gains on disposition of for-sale residential condominiums	(353)	(636)
Gains on disposition of investment in unconsolidated affiliates	(25,330)	—
Equity in earnings of unconsolidated affiliates	(1,672)	(3,110)
Changes in financing obligations	81	584
Distributions of earnings from unconsolidated affiliates	1,704	2,056
Changes in operating assets and liabilities:
Accounts receivable	(1,616)	1,853
Prepaid expenses and other assets	1,769	(1,264)
Accrued straight-line rents receivable	(5,296)	(3,637)
Accounts payable, accrued expenses and other liabilities	3,352	5,354
Net cash provided by operating activities	99,883	104,649
Investing activities:
Additions to real estate assets and deferred leasing costs	(38,292)	(68,851)
Net proceeds from disposition of real estate assets	6,801	61,556
Net proceeds from disposition of for-sale residential condominiums	3,186	5,215
Proceeds from disposition of investment in unconsolidated affiliates	15,000	—
Distributions of capital from unconsolidated affiliates	1,106	2,879
Repayments of mortgages and notes receivable	29	272
Contributions to unconsolidated affiliates	(303)	(500)
Changes in restricted cash and other investing activities	(3,178)	(12,030)
Net cash used in investing activities	(15,651)	(11,459)
Financing activities:
Distributions on Common Units	(63,648)	(57,178)
Distributions on Preferred Units	(3,354)	(3,354)
Distributions to noncontrolling interests in consolidated affiliates	(324)	(245)
Net proceeds from the issuance of Common Units	1,062	144,264
Borrowings on revolving credit facility	4,000	122,000
Repayments of revolving credit facility	(4,000)	(177,000)
Borrowings on mortgages and notes payable	—	53,424
Repayments of mortgages and notes payable	(5,452)	(173,846)
Additions to deferred financing costs	(290)	(1,562)
Net cash used in financing activities	(72,006)	(93,497)
Net increase/(decrease) in cash and cash equivalents	12,226	(307)
Cash and cash equivalents at beginning of the period	23,519	13,649
Cash and cash equivalents at end of the period	$35,745	$13,342

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$43,204	$43,386

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2010	2009
Unrealized gains on cash-flow hedges	$—	$414
Change in accrued capital expenditures	$(2,294)	$(4,915)
Write-off of fully depreciated real estate assets	$24,273	$16,543
Write-off of fully amortized deferred financing and leasing costs	$7,963	$11,226
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$174	$(361)
Settlement of financing obligation	$4,184	$—
Adjustment of Redeemable Common Units to fair value	$(24,360)	$(20,481)
Unrealized gain on tax increment financing bond	$146	$192
Mortgages receivable from seller financing	$17,030	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

June 30, 2010

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At June 30, 2010, the Company and/or the Operating Partnership wholly owned 295 in-service office, industrial and retail properties, comprising 26.8 million square feet; 96 rental residential units; 581 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; one office property under development; one recently developed office property that is in service but not yet stabilized; and 32 for-sale residential condominiums (which are owned through a consolidated, majority-owned joint venture).

The Company is the sole general partner of the Operating Partnership. At June 30, 2010, the Company owned all of the Preferred Units and 71.2 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2010, the Company redeemed 93,971 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at June 30, 2010.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statements of Income for the three and six months ended June 30, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 and the first six months of 2010 which required discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At June 30, 2010 and December 31, 2009, we were not involved with any entities that were deemed to be variable interest entities.

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

2.      Real Estate Assets

Dispositions

During the six months ended June 30, 2010, we sold seven office properties in our Piedmont Triad, NC segment for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions. The three-year, interest-only first mortgage carries a 6.0% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 8.0% in the fifth year. We have accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property has been deferred and will be recognized when the seller financing is repaid.

During the six months ended June 30, 2010, we also sold six industrial properties in our Piedmont Triad, NC segment for gross proceeds of $12.0 million. In connection with this disposition, we received cash of $3.4 million and provided seller financing of $8.6 million (recorded in mortgages and notes receivable) and a limited rent guarantee with maximum exposure to loss of $1.0 million. The three-year, interest-only first mortgage carries a 6.25% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 7.75% in the fifth year. We currently do not believe a loss from the rent guarantee is probable. We have accounted for this disposition using the installment method, whereby the $0.3 million impairment was recognized in net gains/(losses) on disposition of discontinued operations in the second quarter of 2010.

Additionally, during the six months ended June 30, 2010, we recorded a completed sale in connection with the disposition of an office property in our Raleigh, NC segment in the fourth quarter of 2009 where the buyer’s right to compel us to repurchase the property expired. Accordingly, we recognized the $0.2 million gain on disposition of property in the first quarter of 2010.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments in Affiliates

Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Statements:
Revenues	$30,697	$35,971	$65,266	$73,464
Expenses:
Rental property and other expenses	15,128	17,468	31,655	35,568
Depreciation and amortization	7,410	8,397	16,641	16,851
Interest expense	7,037	8,650	15,404	17,412
Total expenses	29,575	34,515	63,700	69,831
Income before disposition of property	1,122	1,456	1,566	3,633
Gains on disposition of property	—	3,426	—	3,426
Net income	$1,122	$4,882	$1,566	$7,059
Our share of:
Net income (1)	$871	$1,847	$1,672	$3,110
Depreciation and amortization of real estate assets	$2,699	$2,391	$6,001	$5,595
Interest expense	$2,730	$3,515	$6,128	$7,066
Gain on disposition of depreciable properties	$—	$781	$—	$781
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

In the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 2.5 million square feet of office (1.7 million square feet), industrial (788,000 square feet) and retail (45,000 square feet) properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to some, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and results of operations would not be adversely affected unless the buyer defaults on its indemnification obligation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investments in Affiliates - Continued

Consolidated Affiliates

We own a majority interest in Plaza Residential, LLC (“Plaza Residential”), a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include 32 and 40 completed, but unsold, condominiums owned by Plaza Residential at June 30, 2010 and December 31, 2009, respectively. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. During the three months ended June 30, 2010 and 2009, we received $1.3 million and $2.2 million, respectively, in gross proceeds and recorded $1.1 million and $1.9 million, respectively, of cost of goods sold from condominium sales activity. During the six months ended June 30, 2010 and 2009, we received $3.5 million and $5.5 million, respectively, in gross proceeds and had $3.1 million and $4.9 million, respectively, of cost of goods sold from condominium sales activity.

4.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization:

	June 30, 2010	December 31, 2009
Deferred financing costs	$16,883	$16,811
Less accumulated amortization	(6,120)	(4,549)
	10,763	12,262
Deferred leasing costs	109,006	108,835
Less accumulated amortization	(47,419)	(47,580)
	61,587	61,255
Deferred financing and leasing costs, net	$72,350	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization of deferred financing costs	$835	$689	$1,670	$1,351
Amortization of lease commissions (included in depreciation and amortization)	$3,817	$3,926	$7,583	$7,792
Amortization of lease incentives (included in rental and other revenues)	$276	$250	$537	$548

The following table sets forth scheduled future amortization for deferred financing and leasing costs:

	Amortization of Deferred Financing Costs	Amortization of Lease Commissions	Amortization of Lease Incentives
June 30, 2010 through December 31, 2010	$1,386	$6,557	$479
2011	2,517	12,098	916
2012	2,320	10,095	829
2013	1,198	8,268	682
2014	488	6,264	494
Thereafter	2,854	13,574	1,331
	$10,763	$56,856	$4,731

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	June 30, 2010	December 31, 2009
Secured indebtedness	$715,240	$720,727
Unsecured indebtedness	748,487	748,428
Total mortgages and notes payable	$1,463,727	$1,469,155

At June 30, 2010, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts outstanding under our revolving credit facility at June 30, 2010 and July 22, 2010. At June 30, 2010 and July 22, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2010 and July 22, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at June 30, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at June 30, 2010 and July 22, 2010.

We are currently in compliance with all debt covenants and requirements.

6.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at June 30, 2010 or December 31, 2009. The following table sets forth the effect of our past cash-flow hedges on accumulated other comprehensive loss (“AOCL”) and interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Derivatives Designated as Cash-flow Hedges:
Unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate hedge contracts	$—	$217	$—	$414

(Gain)/loss reclassified out of AOCL into interest expense (effective portion):
Interest rate hedge contracts	$48	$(71)	$287	$(141)

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC and estimated 12% economic interest in Plaza Residential. Each of our joint venture partners is an unrelated third party.

8.      Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets, noncontrolling interests in the Operating Partnership and liabilities that we recognize at fair value using those levels of inputs.

Level 1.  Quoted prices in active markets for identical assets or liabilities.

Our Level 1 assets are investments in marketable securities which we use to pay benefits under our non-qualified deferred compensation plan. Our Level 1 noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. Our Level 1 liability is our non-qualified deferred compensation obligation.

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We had no Level 2 assets or liabilities at June 30, 2010 and December 31, 2009.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using independent appraisals.

The following tables set forth the assets and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 3
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,283	$3,283	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,017	—	17,017
Total Assets	$20,300	$3,283	$17,017

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$3,799	$3,799	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135	$—
Tax increment financing bond	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Liability:
Non-qualified deferred compensation obligation	$6,898	$6,898	$—

The following table sets forth our Level 3 asset:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,090	$17,434	$16,871	$17,468
Unrealized gain/(loss) (in AOCL)	(73)	226	146	192
Ending balance	$17,017	$17,660	$17,017	$17,660

In the fourth quarter of 2007, we acquired the tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2010 was $2.2 million below the outstanding principal due on the bond. We currently intend to hold this bond and do not believe that we will be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and six months ended June 30, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
June 30, 2010
Cash and cash equivalents	$35,745	$35,745
Restricted cash	$6,241	$6,241
Accounts , mortgages and notes receivable	$40,584	$40,584
Marketable securities of non-qualified deferred compensation plan	$3,283	$3,283
Tax increment financing bond	$17,017	$17,017
Mortgages and notes payable	$1,463,727	$1,502,526
Financing obligations	$33,603	$24,185
Non-qualified deferred compensation obligation	$3,799	$3,799

December 31, 2009
Cash and cash equivalents	$23,519	$23,519
Restricted cash	$6,841	$6,841
Accounts, mortgages and notes receivable	$24,212	$24,212
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135
Tax increment financing bond	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Non-qualified deferred compensation obligation	$6,898	$6,898

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, mortgages and notes receivable, marketable securities of non-qualified deferred compensation plan, tax increment financing bond and non-qualified deferred compensation obligation are equal to or approximate fair value. The fair values of our mortgages and notes payable and financing obligations were estimated using the income or market approaches to approximate the price that would be paid in an orderly transaction between market participants on the respective measurement date.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.     Share-Based Payments

During the six months ended June 30, 2010, the Company granted under its 2009 Long Term Equity Incentive Plan (the “Plan”) 190,826 stock options at an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $4.96. During the six months ended June 30, 2010, the Company also granted under the Plan 89,635 shares of time-based restricted stock and 78,151 shares of total return-based restricted stock with weighted-average grant date fair values per share of $29.05 and $29.40, respectively. We recorded stock-based compensation expense of $1.4 million and $1.8 million during the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.6 million during the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, there was $9.7 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.7 years.

10.     Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$40,032	$37,059	$52,120	$50,222
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	(73)	226	146	192
Unrealized gains on cash-flow hedges	—	217	—	414
Amortization of past cash-flow hedges	48	(71)	287	(141)
Settlement of past cash-flow hedge from disposition of investment in unconsolidated affiliate	103	—	103	—
Total other comprehensive income	78	372	536	465
Total comprehensive income	$40,110	$37,431	$52,656	$50,687

The following table sets forth the components of AOCL:

	June 30, 2010	December 31, 2009
Tax increment financing bond	$2,220	$2,366
Past cash-flow hedges	1,055	1,445
Total accumulated other comprehensive loss	$3,275	$3,811

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.     Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations. The assets associated with these discontinued operations comprised 1.7 million square feet of office, industrial and retail properties sold during 2009 and the six months ended June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and other revenues	$653	$2,781	$1,432	$6,382
Operating expenses:
Rental property and other expenses	274	1,005	656	2,522
Depreciation and amortization	182	572	365	1,287
Total operating expenses	456	1,577	1,021	3,809
Other income	—	(1)	—	1
Income before net gains/(losses) on disposition of discontinued operations	197	1,203	411	2,574
Net gains/(losses) on disposition of discontinued operations	(260)	20,943	(86)	21,016
Total discontinued operations	$(63)	$22,146	$325	$23,590

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	June 30, 2010	December 31, 2009
Assets:
Land	$—	$867
Buildings and tenant improvements	—	3,876
Land held for development	1,197	1,197
Total real estate assets	1,197	5,940
Less accumulated depreciation	—	(1,484)
Net real estate assets	1,197	4,456
Deferred leasing costs, net	—	209
Accrued straight line rents receivable	—	289
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,229	$5,031
Liabilities of real estate and other assets, net, held for sale (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.      Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$40,095	$14,913	$51,795	$26,632
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(215)	(116)	(429)	(134)
Distributions on Preferred Units	(1,677)	(1,677)	(3,354)	(3,354)
Income from continuing operations available for common unitholders	38,203	13,120	48,012	23,144
Income/(loss) from discontinued operations available for common unitholders	(63)	22,146	325	23,590
Net income available for common unitholders	$38,140	$35,266	$48,337	$46,734
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	74,989	69,776	74,907	68,539
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.51	$0.19	$0.64	$0.34
Income from discontinued operations available for common unitholders	—	0.32	0.01	0.34
Net income available for common unitholders	$0.51	$0.51	$0.65	$0.68
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$40,095	$14,913	$51,795	$26,632
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(215)	(116)	(429)	(134)
Distributions on Preferred Units	(1,677)	(1,677)	(3,354)	(3,354)
Income from continuing operations available for common unitholders	38,203	13,120	48,012	23,144
Income/(loss) from discontinued operations available for common unitholders	(63)	22,146	325	23,590
Net income available for common unitholders	$38,140	$35,266	$48,337	$46,734
Denominator:
Denominator for basic earnings per Common Unit –weighted average units	74,989	69,776	74,907	68,539
Add:
Stock options using the treasury method	209	49	188	30
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,198	69,825	75,095	68,569
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.51	$0.19	$0.64	$0.34
Income from discontinued operations available for common unitholders	—	0.32	—	0.34
Net income available for common unitholders	$0.51	$0.51	$0.64	$0.68
__________

(1)
Options and warrants aggregating approximately 0.6 million and 1.2 million units were outstanding during the three months ended June 30, 2010 and 2009, respectively, and 0.6 million and 1.3 million units were outstanding during the six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per Common Unit because the impact of including such shares would be anti-dilutive.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at June 30, 2010, no single customer of the Wholly Owned Properties generated more than 9.5% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$12,067	$12,106	$24,198	$23,604
Greenville, SC	3,451	3,600	7,127	7,237
Kansas City, MO	3,663	3,711	7,371	7,458
Memphis, TN	7,329	7,407	15,197	14,439
Nashville, TN	14,851	15,418	29,966	30,592
Orlando, FL	3,059	2,845	6,065	5,795
Piedmont Triad, NC	5,977	5,964	11,922	11,853
Raleigh, NC	18,497	18,092	37,257	36,302
Richmond, VA	11,483	11,238	23,277	22,947
Tampa, FL	18,038	16,589	35,980	33,127
Total Office Segment	98,415	96,970	198,360	193,354
Industrial:
Atlanta, GA	3,842	3,931	7,817	7,871
Piedmont Triad, NC	3,041	2,961	6,062	7,006
Total Industrial Segment	6,883	6,892	13,879	14,877
Retail:
Kansas City, MO	8,749	7,664	16,437	15,277
Piedmont Triad, NC	(40)	57	(40)	113
Raleigh, NC	29	30	75	60
Total Retail Segment	8,738	7,751	16,472	15,450
Residential:
Kansas City, MO	303	301	682	594
Total Residential Segment	303	301	682	594
Total Rental and Other Revenues	$114,339	$111,914	$229,393	$224,275

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.     Segment Information - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$7,823	$8,050	$15,494	$15,041
Greenville, SC	2,165	2,342	4,456	4,632
Kansas City, MO	2,324	2,264	4,546	4,514
Memphis, TN	4,217	4,051	9,521	8,079
Nashville, TN	10,050	10,217	19,964	19,969
Orlando, FL	1,721	1,462	3,341	3,038
Piedmont Triad, NC	4,215	4,076	7,868	7,909
Raleigh, NC	13,112	12,692	25,870	24,831
Richmond, VA	8,394	8,073	16,379	16,089
Tampa, FL	10,976	9,530	21,844	19,433
Total Office Segment	64,997	62,757	129,283	123,535
Industrial:
Atlanta, GA	2,789	2,948	5,571	6,013
Piedmont Triad, NC	2,322	2,210	4,378	5,542
Total Industrial Segment	5,111	5,158	9,949	11,555
Retail:
Atlanta, GA (2)	(5)	(6)	(10)	(11)
Kansas City, MO	5,739	5,093	10,113	9,953
Piedmont Triad, NC	(40)	45	(40)	88
Raleigh, NC	3	8	19	11
Total Retail Segment	5,697	5,140	10,082	10,041
Residential:
Kansas City, MO	188	183	426	355
Raleigh, NC (2)	(88)	(130)	(176)	(139)
Total Residential Segment	100	53	250	216
Total Net Operating Income	75,905	73,108	149,564	145,347
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,353)	(32,514)	(66,082)	(65,223)
General and administrative expense	(6,870)	(9,581)	(15,697)	(18,052)
Interest expense	(22,934)	(21,344)	(46,047)	(43,320)
Interest and other income	966	2,914	2,666	3,921
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$13,714	$12,583	$24,404	$22,673
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.     Subsequent Events

Acquisitions

In July 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of secured debt expected to be recorded at fair value of approximately $40.3 million, with an implied interest rate of 6.4%. The debt matures in November 2015. We expect to incur or have incurred approximately $2.3 million of near-term building improvements and approximately $0.4 million of acquisition-related costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. At June 30, 2010, we owned or had an interest in 330 in-service office, industrial and retail properties, encompassing approximately 32.0 million square feet, which includes one recently developed office property that had not yet reached the earlier of original projected stabilization date or 95% occupancy aggregating 148,000 square feet, two office properties under development aggregating 232,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements); 32 for-sale residential condominiums and 96 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the better submarkets in our core markets; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

Execution of our Plan includes (1) growing net operating income at our existing properties through concentrated leasing, asset management and customer service efforts and (2) developing properties in in-fill locations and acquiring strategic properties that are accretive to long-term earnings and stockholder value. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results. Our portfolio has changed significantly over the past five years and now consists of a higher proportion of Class A and B properties, which are generally expected to outperform competitive properties in our core markets. We have repositioned our portfolio primarily by selling non-core properties and developing properties in in-fill locations. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our core markets. Our focus for the remainder of 2010 is to lease and operate our existing portfolio as effectively and efficiently as possible, dispose of certain non-core real estate assets and acquire and develop additional real estate assets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders.

Results of Operations

Results for the three months ended June 30, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during 2009 and the first six months of 2010 which required discontinued operations presentation.

Three Months Ended June 30, 2010 and 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.2% higher in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009, the contribution of development properties recently placed in service and higher lease termination fees, partly offset by lower revenues from lower average occupancy in our same property portfolio. We expect rental and other revenues for the remainder of 2010, adjusted for any discontinued operations, to be relatively unchanged as compared to the same period in 2009 due to recent acquisitions, the contribution of development projects recently placed in service and higher lease termination fees, offset by lower revenues from lower average occupancy levels in our same property portfolio.

Operating Expenses

Rental property and other expenses were 1.5% lower in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to lower expenses from management’s continuing efforts to reduce operating expenses, partly offset by the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009 and the contribution of development properties recently placed in service. As a result, operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was higher at 66.5% in the second quarter of 2010 as compared to 65.2% in the second quarter of 2009. We expect rental property and other expenses for the remainder of 2010, adjusted for any discontinued operations, to be relatively unchanged as compared to the same period in 2009 due to recent acquisitions and the contribution of development projects recently placed in service, offset by lower expenses in our same property portfolio from management’s continuing efforts to reduce operating expenses.

Depreciation and amortization was 2.6% higher in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009 and the contribution of development properties recently placed in service. We expect depreciation expense for the remainder of 2010, adjusted for any discontinued operations, to be higher over the same period in 2009 due to recent acquisitions and the contribution of development projects recently placed in service.

General and administrative expenses were 26.4% lower in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to lower deferred compensation expense from a decrease in the value of marketable securities held under our non-qualified deferred compensation plan, lower compensation costs from lower headcount and lower aggregate short and long-term incentive compensation, and lower expenses from management’s continuing efforts to reduce general and administrative expenses. We expect general and administrative expenses for the remainder of 2010, adjusted for changes in value of marketable securities held under our deferred compensation plan, to be lower over the same period in 2009 due to lower aggregate short and long-term incentive compensation and lower expenses from management’s continuing efforts to reduce general and administrative expenses.

Other Income

Other income was $1.9 million lower in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to a decrease in the value of marketable securities held under our non-qualified deferred compensation plan and a gain on debt extinguishment in 2009.

Interest Expense

Interest expense was 7.4% higher in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to lower capitalized interest from decreased development in process and higher fees on our new revolving credit facility. We expect interest expense for the remainder of 2010 to be higher over the same period in 2009 due to lower capitalized interest from decreased development in process and higher fees on our new revolving credit facility.

Gains on Disposition of Investment in Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million higher in the second quarter of 2010 as compared to the second quarter of 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. Equity in earnings of unconsolidated affiliates was $1.0 million lower in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the disposition of one office property in one of our unconsolidated joint ventures in 2009.

Discontinued Operations

Discontinued operations were $22.2 million lower in the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the disposition of three retail properties in our Kansas City, MO segment in 2009.

Six Months Ended June 30, 2010 and 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.3% higher in the first six months of 2010 as compared to the first six months of 2009 primarily due to the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009 and the contribution of development properties recently placed in service, partly offset by lower revenues from lower average occupancy in our same property portfolio.

Operating Expenses

Rental property and other expenses were 1.1% higher in the first six months of 2010 as compared to the first six months of 2009 primarily due to the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009 and the contribution of development properties recently placed in service. As a result, operating margin was higher at 65.1% in the first six months of 2010 as compared to 64.7% in the first six months of 2009.

Depreciation and amortization was 1.3% higher in the first six months of 2010 as compared to the first six months of 2009 primarily due to the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009 and the contribution of development properties recently placed in service.

General and administrative expenses were 13.0% lower in the first six months of 2010 as compared to the first six months of 2009 primarily due to lower deferred compensation expense caused by a decrease in the value of marketable securities held under our non-qualified deferred compensation plan, lower compensation costs from lower headcount and lower aggregate short and long-term incentive compensation, and lower expenses from management’s continuing efforts to reduce general and administrative expenses.

Other Income

Other income was $1.3 million lower in the first six months of 2010 as compared to the first six months of 2009 primarily due to a decrease in the value of marketable securities held under our non-qualified deferred compensation plan and a gain on debt extinguishment in 2009.

Interest Expense

Interest expense was 6.3% higher in the first six months of 2010 as compared to the first six months of 2009 primarily due to lower capitalized interest resulting from decreased development in process and higher fees on our new revolving credit facility.

Gains on Disposition of Investment in Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million higher in the first six months of 2010 as compared to the first six months of 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. Equity in earnings of unconsolidated affiliates was $1.5 million lower in the first six months of 2010 as compared to the first six months of 2009 primarily due to the disposition of one office property in one of our unconsolidated joint ventures in 2009.

Discontinued Operations

Discontinued operations were $23.2 million lower in the first six months of 2010 as compared to the first six months of 2009 primarily due to the disposition of three retail properties in our Kansas City, MO segment in 2009.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2010	2009	Change
Net cash provided by operating activities	$100,047	$104,639	$(4,592)
Net cash (used in) investing activities	(15,651)	(11,449)	(4,202)
Net cash (used in) financing activities	(72,252)	(93,575)	21,323
Total net cash flows	$12,144	$(385)	$12,529

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

Cash provided by operating activities was $4.6 million lower in the first six months of 2010 compared to the first six months of 2009 primarily due to the impact of dispositions and lower cash rents from lower average occupancy in our same property portfolio, partly offset by higher cash rents from the acquisition of one office property in our Tampa, FL segment in the fourth quarter of 2009, the contribution of development properties recently placed in service and higher lease termination fees.

Cash used in investing activities was $4.2 million higher in the first six months of 2010 compared to the first six months of 2009 primarily due to the $4.0 million earnest money deposited in the second quarter of 2010 in connection with the Crescent Center acquisition, which closed in the third quarter of 2010 and higher dispositions in 2009, partly offset by higher capital expenditures in 2009.

Cash used in financing activities was $21.3 million lower in the first six months of 2010 compared to the first six months of 2009 primarily due to higher reductions in outstanding debt balances in 2009, mostly funded with the net proceeds from our May 2009 equity offering.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2010	December 31, 2009
Mortgages and notes payable, at recorded book value	$1,463,727	$1,469,155
Financing obligations	$33,603	$37,706
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	71,615	71,285
Common Units outstanding (not owned by the Company)	3,797	3,891

Per share stock price at period end	$27.76	$33.35
Market value of Common Stock and Common Units	$2,093,437	$2,507,120
Total market capitalization with debt and obligations	$3,672,359	$4,095,573

Our mortgages and notes payable represented 39.9% of our total market capitalization and was comprised of $715.2 million of secured indebtedness with a weighted average interest rate of 6.21% and $748.5 million of unsecured indebtedness with a weighted average interest rate of 5.43%. At June 30, 2010, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and revolving construction credit facility (which had $398.9 million and $28.3 million of availability, respectively, at July 22, 2010). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development/redevelopment projects were approximately $14.4 million at June 30, 2010. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Recent Acquisition Activity

In July 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of secured debt expected to be recorded at fair value of approximately $40.3 million, with an implied interest rate of 6.4%. The debt matures in November 2015. We expect to incur or have incurred approximately $2.3 million of near-term building improvements and approximately $0.4 million of acquisition-related costs.

Financing Activity

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There were no amounts outstanding under our revolving credit facility at June 30, 2010 and July 22, 2010. At June 30, 2010 and July 22, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2010 and July 22, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $41.7 million was outstanding at June 30, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. The interest rate is LIBOR plus 85 basis points. Our secured construction facility had $28.3 million of availability at June 30, 2010 and July 22, 2010.

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

Our revolving credit facility, $137.5 million bank term loan due in February 2011 and $20.0 million bank term loan due in March 2012 require us to comply with customary operating covenants and various financial requirements, including a requirement that we maintain a ratio of total liabilities to total asset value, as defined in the respective agreements, of no more than 60%. Total asset value depends upon the effective economic capitalization rate (after deducting capital expenditures) used to determine the value of our buildings. Depending upon general economic conditions, the lenders have the good faith right to unilaterally increase the capitalization rate by up to 25 basis points once in any twelve-month period. The lenders have not previously exercised this right. Any such increase in capitalization rates, without a corresponding reduction in total liabilities, could make it more difficult for us to maintain a ratio of total liabilities to total asset value of no more than 60%, which could have an adverse effect on our ability to borrow additional funds under the revolving credit facility. If we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of at least $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

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

Off Balance Sheet Arrangements

In the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 2.5 million square feet of office (1.7 million square feet), industrial (788,000 square feet) and retail (45,000 square feet) properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to some, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and results of operations would not be adversely affected unless the buyer defaults on its indemnification obligation.

In connection with the disposition of six industrial properties in our Piedmont Triad segment, we entered into a guarantee agreement with the buyer relating to an existing 237,500 square foot lease with one customer, who has leased space in the properties for 14 years. This agreement guarantees the payment of rent for an approximate two-year period from March 2011 through June 2013 in the event the customer exercises its limited termination right. Our maximum exposure under this rent guarantee agreement is approximately $1.0 million. No accrual has been recorded for this guarantee because we currently do not believe a loss is probable.

There were no other significant changes to our off balance sheet arrangements in the six months ended June 30, 2010. For information regarding our off balance sheet arrangements at December 31, 2009, see Note 8 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Interest Rate Hedging Activities

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock or similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We had no outstanding interest rate hedge contracts at June 30, 2010.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2010. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K.

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

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$40,049		$37,074		$52,131		$50,274
Net (income) attributable to noncontrolling interests in the Operating Partnership	(1,933)		(2,054)		(2,453)		(2,748)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(215)		(116)		(429)		(134)
Dividends on Preferred Stock	(1,677)		(1,677)		(3,354)		(3,354)
Net income available for common stockholders	36,224	$0.50	33,227	$0.50	45,895	$0.64	44,038	$0.68
Add/(Deduct):
Depreciation and amortization of real estate assets	32,926	0.44	32,023	0.45	65,235	0.86	64,289	0.93
(Gains) on disposition of depreciable properties	(17)	—	(70)	—	(36)	—	(89)	—
(Gains) on disposition of investment in unconsolidated affiliates	(25,330)	(0.34)	—	—	(25,330)	(0.33)	—	—
Net income attributable to noncontrolling interests in the Operating Partnership	1,933	—	2,054	—	2,453	—	2,748	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,737	0.04	3,223	0.05	6,078	0.08	6,473	0.09
(Gains) on disposition of depreciable properties	—	—	(781)	(0.01)	—	—	(781)	(0.01)
Discontinued operations:
Depreciation and amortization of real estate assets	182	—	572	0.01	365	—	1,287	0.02
(Gains) on disposition of depreciable properties	—	—	(20,943)	(0.30)	(174)	—	(21,016)	(0.30)
Funds from operations	$48,655	$0.64	$49,305	$0.70	$94,486	$1.25	$96,949	$1.41

Weighted average Common Shares outstanding (1)	75,607		70,234		75,504		68,978
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

There were no changes in internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2010, the Company issued an aggregate of 1,000 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Date: July 28, 2010