Form 10-Q
period 2010-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2010-10-28
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 71,658,232 shares of Common Stock outstanding as of October 21, 2010.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2010

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

Certain information contained herein is presented as of October 21, 2010, the latest practicable date prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$345,531	$350,537
Buildings and tenant improvements	2,900,749	2,880,632
Land held for development	104,010	104,148
	3,350,290	3,335,317
Less-accumulated depreciation	(818,347)	(781,073)
Net real estate assets	2,531,943	2,554,244
For-sale residential condominiums	9,576	12,933
Real estate and other assets, net, held for sale	1,249	5,031
Cash and cash equivalents	20,969	23,699
Restricted cash	4,757	6,841
Accounts receivable, net of allowance of $3,157 and $2,810, respectively	22,426	21,069
Mortgages and notes receivable, net of allowance of $950 and $698, respectively	19,942	3,143
Accrued straight-line rents receivable, net of allowance of $2,457 and $2,443, respectively	90,001	82,600
Investment in unconsolidated affiliates	62,456	66,077
Deferred financing and leasing costs, net of accumulated amortization of $55,143 and $52,129, respectively	75,069	73,517
Prepaid expenses and other assets	39,796	37,947
Total Assets	$2,878,184	$2,887,101

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,501,624	$1,469,155
Accounts payable, accrued expenses and other liabilities	112,738	117,328
Financing obligations	33,625	37,706
Total Liabilities	1,647,987	1,624,189
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	123,293	129,769
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
71,656,232 and 71,285,303 shares issued and outstanding, respectively	717	713
Additional paid-in capital	1,762,968	1,751,398
Distributions in excess of net income available for common stockholders	(740,356)	(701,932)
Accumulated other comprehensive loss	(2,975)	(3,811)
Total Stockholders’ Equity	1,101,946	1,127,960
Noncontrolling interests in consolidated affiliates	4,958	5,183
Total Equity	1,106,904	1,133,143
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,878,184	$2,887,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and other revenues	$116,063	$113,170	$345,456	$337,445
Operating expenses:
Rental property and other expenses	43,505	42,564	123,544	121,743
Depreciation and amortization	34,281	32,367	100,363	97,590
General and administrative	8,882	9,485	24,369	27,286
Total operating expenses	86,668	84,416	248,276	246,619
Interest expense:
Contractual	22,020	20,001	65,527	60,525
Amortization of deferred financing costs	858	627	2,528	1,978
Financing obligations	460	706	1,330	2,151
	23,338	21,334	69,385	64,654
Other income:
Interest and other income	1,710	3,324	4,376	6,615
Gain/(loss) on debt extinguishment	(85)	657	(85)	1,287
	1,625	3,981	4,291	7,902
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	7,682	11,401	32,086	34,074
Gains on disposition of property	19	34	55	247
Gains on disposition of for-sale residential condominiums	54	187	407	823
Gains on disposition of investment in unconsolidated affiliates	—	—	25,330	—
Equity in earnings of unconsolidated affiliates	1,018	682	2,701	3,844
Income from continuing operations	8,773	12,304	60,579	38,988
Discontinued operations:
Income from discontinued operations	—	646	411	3,220
Net gains/(losses) on disposition of discontinued operations	—	(377)	(86)	20,639
	—	269	325	23,859
Net income	8,773	12,573	60,904	62,847
Net (income) attributable to noncontrolling interests in the Operating Partnership	(366)	(591)	(2,819)	(3,339)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	148	(24)	(281)	(158)
Dividends on Preferred Stock	(1,677)	(1,677)	(5,031)	(5,031)
Net income available for common stockholders	$6,878	$10,281	$52,773	$54,319
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.10	$0.15	$0.74	$0.47
Income from discontinued operations available for common stockholders	—	—	—	0.34
Net income available for common stockholders	$0.10	$0.15	$0.74	$0.81
Weighted average Common Shares outstanding - basic	71,631	70,902	71,549	66,912
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.10	$0.14	$0.74	$0.47
Income from discontinued operations available for common stockholders	—	—	—	0.34
Net income available for common stockholders	$0.10	$0.14	$0.74	$0.81
Weighted average Common Shares outstanding - diluted	75,638	75,072	75,537	71,024
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$6,878	$10,027	$52,465	$31,851
Income from discontinued operations available for common stockholders	—	254	308	22,468
Net income available for common stockholders	$6,878	$10,281	$52,773	$54,319

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

Nine Months Ended September 30, 2010 and 2009

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	112,815	1	—	—	2,075	—	—	—	2,076
Conversion of Common Units to Common Stock	93,971	1	—	—	2,957	—	—	—	2,958
Dividends on Common Stock	—	—	—	—	—	—	—	(91,197)	(91,197)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(5,031)	(5,031)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	1,480	—	—	—	1,480
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(506)	—	(506)
Issuances of restricted stock, net	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	5,058	—	—	—	5,060
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,819)	(2,819)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	281	(281)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	60,904	60,904
Other comprehensive income	—	—	—	—	—	836	—	—	836
Total comprehensive income									61,740
Balance at September 30, 2010	71,656,232	$717	$29,092	$52,500	$1,762,968	$(2,975)	$4,958	$(740,356)	$1,106,904

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2008	63,571,705	$636	$29,092	$52,500	$1,616,093	$(4,792)	$6,176	$(639,281)	$1,060,424
Issuances of Common Stock, net	7,156,203	72	—	—	147,238	—	—	—	147,310
Conversion of Common Units to Common Stock	101,935	1	—	—	3,240	—	—	—	3,241
Dividends on Common Stock	—	—	—	—	—	—	—	(84,221)	(84,221)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(5,031)	(5,031)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(18,497)	—	—	—	(18,497)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(796)	—	(796)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	5,202	—	—	—	5,204
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,339)	(3,339)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	158	(158)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	62,847	62,847
Other comprehensive income	—	—	—	—	—	813	—	—	813
Total comprehensive income									63,660
Balance at September 30, 2009	71,070,583	$711	$29,092	$52,500	$1,753,276	$(3,979)	$5,538	$(669,183)	$1,167,955

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$60,904	$62,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,728	99,199
Amortization of lease incentives	807	866
Share-based compensation expense	5,060	5,204
Additions to allowance for doubtful accounts	3,605	4,530
Amortization of deferred financing costs	2,528	1,978
Amortization of past cash-flow hedges	262	(229)
(Gain)/loss on debt extinguishment	85	(1,287)
Net (gains)/losses on disposition of property	31	(20,886)
Gains on disposition of for-sale residential condominiums	(407)	(823)
Gains on disposition of investment in unconsolidated affiliates	(25,330)	—
Equity in earnings of unconsolidated affiliates	(2,701)	(3,844)
Changes in financing obligations	103	869
Distributions of earnings from unconsolidated affiliates	2,933	3,076
Changes in operating assets and liabilities:
Accounts receivable	(4,689)	(534)
Prepaid expenses and other assets	(195)	(1,627)
Accrued straight-line rents receivable	(8,477)	(5,058)
Accounts payable, accrued expenses and other liabilities	7,407	10,548
Net cash provided by operating activities	142,654	154,829
Investing activities:
Additions to real estate assets and deferred leasing costs	(66,370)	(101,675)
Net proceeds from disposition of real estate assets	6,801	61,926
Net proceeds from disposition of for-sale residential condominiums	3,732	7,940
Proceeds from disposition of investment in unconsolidated affiliates	15,000	—
Distributions of capital from unconsolidated affiliates	1,591	3,257
Repayments of mortgages and notes receivable	231	356
Contributions to unconsolidated affiliates	(907)	(922)
Changes in restricted cash and other investing activities	2,396	(15,506)
Net cash used in investing activities	(37,526)	(44,624)
Financing activities:
Dividends on Common Stock	(91,197)	(84,221)
Dividends on Preferred Stock	(5,031)	(5,031)
Distributions to noncontrolling interests in the Operating Partnership	(4,857)	(5,168)
Distributions to noncontrolling interests in consolidated affiliates	(506)	(796)
Net proceeds from the issuance of Common Stock	2,076	147,310
Borrowings on revolving credit facility	4,000	128,000
Repayments of revolving credit facility	(4,000)	(291,000)
Borrowings on mortgages and notes payable	10,368	217,215
Repayments of mortgages and notes payable	(18,205)	(185,084)
Additions to deferred financing costs	(506)	(3,118)
Net cash used in financing activities	(107,858)	(81,893)
Net increase/(decrease) in cash and cash equivalents	(2,730)	28,312
Cash and cash equivalents at beginning of the period	23,699	13,757
Cash and cash equivalents at end of the period	$20,969	$42,069

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$66,435	$64,734

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2010	2009
Unrealized gains on cash-flow hedges	$—	$591
Conversion of Common Units to Common Stock	$2,958	$3,241
Change in accrued capital expenditures	$890	$(9,560)
Write-off of fully depreciated real estate assets	$34,703	$24,991
Write-off of fully amortized deferred financing and leasing costs	$11,521	$14,592
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$489	$(109)
Settlement of financing obligation	$4,184	$—
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$(1,480)	$18,497
Unrealized gain on tax increment financing bond	$471	$451
Mortgages receivable from seller financing	$17,030	$—
Assumption of mortgages and notes payable	$40,306	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements

September 30, 2010

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At September 30, 2010, the Company and/or the Operating Partnership wholly owned 294 in-service office, industrial and retail properties, comprising 27.1 million square feet; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; one 100% pre-leased office property under re-development; one recently developed office property that is in service but not yet stabilized; and 30 for-sale residential condominiums (which are owned through a consolidated, majority-owned joint venture).

The Company is the sole general partner of the Operating Partnership. At September 30, 2010, the Company owned all of the Preferred Units and 71.2 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2010, the Company redeemed 93,971 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at September 30, 2010.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statements of Income for the three and nine months ended September 30, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during the 12 months ended September 30, 2010 which required discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At September 30, 2010 and December 31, 2009, we were not involved with any entities that were determined to be variable interest entities.

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

Recently Issued Accounting Standards

Beginning with our 2010 Annual Report on Form 10-K, we will be required to provide enhanced disclosure about our financial receivables, such as our mortgages and notes receivable, and our policy for measuring credit losses related to those receivables.

2.      Real Estate Assets

Acquisitions

During the third quarter of 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of secured debt, which was recorded at fair value of $40.3 million with an implied interest rate of 6.4%. The debt matures in November 2015. We have incurred or expect to incur $0.4 million of acquisition-related expenses and approximately $2.3 million of near-term building improvements. In connection with this acquisition, we recorded $2.8 million of above market lease intangible assets and $7.1 million of in-place lease intangible assets with weighted average amortization periods at the time of acquisition of 7.3 and 5.9 years, respectively.

Dispositions

During the second quarter of 2010, we sold seven office properties in Winston Salem, NC for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded at fair value of $8.4 million in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of September 30, 2010. The three-year, interest-only first mortgage carries a 6.0% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 8.0% in the fifth year. We have accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property has been deferred and will be recognized when the seller financing is repaid.

During the second quarter of 2010, we also sold six industrial properties in Greensboro, NC for gross proceeds of $12.0 million. In connection with this disposition, we received cash of $3.4 million and provided seller financing of $8.6 million (recorded at fair value of $8.6 million in mortgages and notes receivable) and a limited rent guarantee with maximum exposure to loss of $1.0 million as of September 30, 2010. The three-year, interest-only first mortgage carries a 6.25% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 7.75% in the fifth year. We currently have concluded that a loss from the rent guarantee is not probable. We have accounted for this disposition using the installment method, whereby the $0.3 million impairment was recognized in net gains/(losses) on disposition of discontinued operations in the second quarter of 2010.

During the first quarter of 2010, we recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer’s right to compel us to repurchase the property expired. Accordingly, we recognized the $0.2 million gain on disposition of property in the first quarter of 2010.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investment in Affiliates

Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income Statements:
Revenues	$26,517	$36,152	$93,819	$112,368
Expenses:
Rental property and other expenses	12,664	17,805	45,463	54,510
Depreciation and amortization	6,730	9,092	24,108	26,817
Interest expense	6,094	8,743	21,892	26,584
Total expenses	25,488	35,640	91,463	107,911
Income before disposition of property	1,029	512	2,356	4,457
Gains/(losses) on disposition of property	—	(463)	—	2,963
Net income	$1,029	$49	$2,356	$7,420
Our share of:
Net income (1)	$1,018	$682	$2,701	$3,844
Depreciation and amortization of real estate assets	$2,115	$3,352	$8,193	$9,825
Interest expense	$2,190	$3,491	$8,368	$10,611
Gain/(loss) on disposition of property	$—	$(199)	$—	$582
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 2.5 million square feet of office (1.7 million square feet), industrial (788,000 square feet) and retail (45,000 square feet) properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and results of operations would not be adversely affected unless the buyer defaults on its indemnification obligation.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investment in Affiliates - Continued

Consolidated Affiliates

We own a majority interest in Plaza Residential, LLC (“Plaza Residential”), a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include 30 and 40 completed, but unsold, condominiums owned by Plaza Residential at September 30, 2010 and December 31, 2009, respectively. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. During the three months ended September 30, 2010 and 2009, we received $0.6 million and $2.9 million, respectively, in gross proceeds and recorded $0.5 million and $2.7 million, respectively, of cost of goods sold from condominium sales activity. During the nine months ended September 30, 2010 and 2009, we received $4.0 million and $8.4 million, respectively, in gross proceeds and had $3.6 million and $7.6 million, respectively, of cost of goods sold from condominium sales activity.

4.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization:

	September 30, 2010	December 31, 2009
Deferred financing costs	$17,078	$16,811
Less accumulated amortization	(6,917)	(4,549)
	10,161	12,262
Deferred leasing costs	113,134	108,835
Less accumulated amortization	(48,226)	(47,580)
	64,908	61,255
Deferred financing and leasing costs, net	$75,069	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization of deferred financing costs	$858	$627	$2,528	$1,978
Amortization of lease commissions (included in depreciation and amortization)	$3,912	$3,806	$11,495	$11,598
Amortization of lease incentives (included in rental and other revenues)	$270	$318	$807	$866

The following table sets forth scheduled future amortization for deferred financing and leasing costs:

	Amortization of Deferred Financing Costs	Amortization of Lease Commissions	Amortization of Lease Incentives
September 30, 2010 through December 31, 2010	$788	$3,855	$261
2011	2,680	13,825	982
2012	2,526	11,390	881
2013	897	9,151	683
2014	520	7,015	512
Thereafter	2,750	14,947	1,406
	$10,161	$60,183	$4,725

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Deferred Financing and Leasing Costs - Continued

The weighted average remaining amortization periods for deferred financing and leasing costs were 3.6 years and 6.3 years, respectively, as of September 30, 2010.

5.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	September 30, 2010	December 31, 2009
Secured indebtedness	$763,107	$720,727
Unsecured indebtedness	738,517	748,428
Total mortgages and notes payable	$1,501,624	$1,469,155

At September 30, 2010, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts outstanding under our revolving credit facility at September 30, 2010 and October 21, 2010. At September 30, 2010 and October 21, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2010 and October 21, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at September 30, 2010, is initially scheduled to mature on December 20, 2010. The outstanding balance increased in the third quarter of 2010 due to the use of proceeds to reduce the balance outstanding under a bank term loan due in March 2012. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. During the third quarter of 2010, we submitted our notice to extend the maturity date by one year. Upon payment of the extension fee and assuming no default exists at December 20, 2010, the facility will be extended until December 20, 2011. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at September 30, 2010 and October 21, 2010.

We are currently in compliance with all debt covenants and requirements.

6.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at September 30, 2010 or December 31, 2009. The following table sets forth the effect of our past cash-flow hedges on accumulated other comprehensive loss (“AOCL”) and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives Designated as Cash-flow Hedges:
Unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate hedge contracts	$—	$177	$—	$591

(Gain)/loss reclassified out of AOCL into interest expense (effective portion):
Interest rate hedge contracts	$(25)	$(89)	$262	$(229)

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

7.      Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. The following table sets forth noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2010	2009
Beginning noncontrolling interests in the Operating Partnership	$129,769	$111,278
Adjustments of noncontrolling interests in the Operating Partnership to fair value	(1,480)	18,497
Conversion of Common Units to Common Stock	(2,958)	(3,241)
Net income attributable to noncontrolling interests in the Operating Partnership	2,819	3,339
Distributions to noncontrolling interests in the Operating Partnership	(4,857)	(5,168)
Total noncontrolling interests in the Operating Partnership	$123,293	$124,705

The following table sets forth the change in equity from net income available for common stockholders and transfers from noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available for common stockholders	$6,878	$10,281	$52,773	$54,319
Conversion of Common Units to Common Stock	—	3,052	2,958	3,241
Change in equity from net income available for common stockholders and conversion of Common Units to Common Stock	$6,878	$13,333	$55,731	$57,560

Noncontrolling Interests in Consolidated Affiliates

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC and both legal and estimated economic interests of 7% in Plaza Residential. Each of our joint venture partners is an unrelated third party.

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

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments - Continued

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We had no Level 2 assets or liabilities at September 30, 2010 and December 31, 2009.

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

		Level 1	Level 3
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,232	$3,232	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,342	—	17,342
Total Assets	$20,574	$3,232	$17,342

Noncontrolling Interests in the Operating Partnership	$123,293	$123,293	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$3,846	$3,846	$—

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135	$—
Tax increment financing bond	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Noncontrolling Interests in the Operating Partnership	$129,769	$129,769	$—

Liability:
Non-qualified deferred compensation obligation	$6,898	$6,898	$—

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth our Level 3 asset:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,017	$17,660	$16,871	$17,468
Unrealized gain (in AOCL)	325	259	471	451
Ending balance	$17,342	$17,919	$17,342	$17,919

In the fourth quarter of 2007, we acquired a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2010 was $1.9 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher, the fair value of the bond would have been $0.8 million lower as of September 30, 2010. If the yield-to-maturity used to fair value this bond was 100 basis points lower, the fair value of the bond would have been $0.8 million higher as of September 30, 2010. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and nine months ended September 30, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
September 30, 2010
Cash and cash equivalents	$20,969	$20,969
Restricted cash	$4,757	$4,757
Accounts, mortgages and notes receivable	$42,368	$42,481
Marketable securities of non-qualified deferred compensation plan	$3,232	$3,232
Tax increment financing bond	$17,342	$17,342
Mortgages and notes payable	$1,501,624	$1,597,621
Financing obligations	$33,625	$22,861
Non-qualified deferred compensation obligation	$3,846	$3,846
Noncontrolling interests in the Operating Partnership	$123,293	$123,293

December 31, 2009
Cash and cash equivalents	$23,699	$23,699
Restricted cash	$6,841	$6,841
Accounts, mortgages and notes receivable	$24,212	$24,212
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135
Tax increment financing bond	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Non-qualified deferred compensation obligation	$6,898	$6,898
Noncontrolling interests in the Operating Partnership	$129,769	$129,769

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, marketable securities of non-qualified deferred compensation plan, tax increment financing bond, non-qualified deferred compensation obligation and noncontrolling interests in the Operating Partnership are equal to or approximate fair value. The fair values of our mortgages and notes receivable, mortgages and notes payable and financing obligations were estimated using the income or market approaches to approximate the price that would be paid in an orderly transaction between market participants on the respective measurement dates.

9.      Share-Based Payments

During the nine months ended September 30, 2010, we granted 190,826 stock options at an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $4.96. During the nine months ended September 30, 2010, we also granted 89,635 shares of time-based restricted stock and 78,151 shares of total return-based restricted stock with weighted-average grant date fair values per share of $29.05 and $29.75, respectively. We recorded stock-based compensation expense of $1.6 million each during the three months ended September 30, 2010 and 2009 and $5.1 million and $5.2 million during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, there was $8.4 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.7 years.

10.      Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$8,773	$12,573	$60,904	$62,847
Other comprehensive income/(loss):
Unrealized gain on tax increment financing bond	325	259	471	451
Unrealized gains on cash-flow hedges	—	177	—	591
Amortization of past cash-flow hedges	(25)	(89)	262	(229)
Settlement of past cash-flow hedge from disposition of investment in unconsolidated affiliate	—	—	103	—
Total other comprehensive income	300	347	836	813
Total comprehensive income	$9,073	$12,920	$61,740	$63,660

The following table sets forth the components of AOCL:

	September 30, 2010	December 31, 2009
Tax increment financing bond	$1,895	$2,366
Past cash-flow hedges	1,080	1,445
Total accumulated other comprehensive loss	$2,975	$3,811

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.      Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and other revenues	$—	$1,455	$1,432	$7,837
Operating expenses:
Rental property and other expenses	—	488	656	3,010
Depreciation and amortization	—	322	365	1,609
Total operating expenses	—	810	1,021	4,619
Other income	—	1	—	2
Income before net gains/(losses) on disposition of discontinued operations	—	646	411	3,220
Net gains/(losses) on disposition of discontinued operations	—	(377)	(86)	20,639
Total discontinued operations	$—	$269	$325	$23,859

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	September 30, 2010	December 31, 2009
Assets:
Land	$—	$867
Buildings and tenant improvements	—	3,876
Land held for development	1,217	1,197
Total real estate assets	1,217	5,940
Less accumulated depreciation	—	(1,484)
Net real estate assets	1,217	4,456
Deferred leasing costs, net	—	209
Accrued straight line rents receivable	—	289
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,249	$5,031
Liabilities of real estate and other assets, net, held for sale (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Common Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$8,773	$12,304	$60,579	$38,988
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(366)	(576)	(2,802)	(1,948)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	148	(24)	(281)	(158)
Dividends on Preferred Stock	(1,677)	(1,677)	(5,031)	(5,031)
Income from continuing operations available for common stockholders	6,878	10,027	52,465	31,851
Income from discontinued operations	—	269	325	23,859
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(15)	(17)	(1,391)
Income from discontinued operations available for common stockholders	—	254	308	22,468
Net income available for common stockholders	$6,878	$10,281	$52,773	$54,319
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	71,631	70,902	71,549	66,912
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.10	$0.15	$0.74	$0.47
Income from discontinued operations available for common stockholders	—	—	—	0.34
Net income available for common stockholders	$0.10	$0.15	$0.74	$0.81
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$8,773	$12,304	$60,579	$38,988
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	148	(24)	(281)	(158)
Dividends on Preferred Stock	(1,677)	(1,677)	(5,031)	(5,031)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	7,244	10,603	55,267	33,799
Income from discontinued operations available for common stockholders	—	269	325	23,859
Net income available for common stockholders before net income attributable to noncontrolling interests in the Operating Partnership	$7,244	$10,872	$55,592	$57,658
Denominator:
Denominator for basic earnings per Common Share –weighted average shares	71,631	70,902	71,549	66,912
Add:
Stock options using the treasury method	210	121	183	52
Noncontrolling interests partnership units	3,797	4,049	3,805	4,060
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	75,638	75,072	75,537	71,024
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.10	$0.14	$0.74	$0.47
Income from discontinued operations available for common stockholders	—	—	—	0.34
Net income available for common stockholders	$0.10	$0.14	$0.74	$0.81
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.      Earnings Per Share – Continued

(1)
Options and warrants aggregating 0.7 million and 0.9 million shares were outstanding during the three months ended September 30, 2010 and 2009, respectively, and 0.7 million and 1.2 million shares were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per Common Share because the impact of including such shares would be anti-dilutive.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at September 30, 2010, no single customer of the Wholly Owned Properties generated more than 9.4% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$11,870	$12,617	$36,069	$36,213
Greenville, SC	3,312	3,429	10,440	10,668
Kansas City, MO	3,673	3,742	11,045	11,200
Memphis, TN	9,692	8,185	24,889	22,615
Nashville, TN	14,599	14,901	44,564	45,498
Orlando, FL	2,920	3,110	8,985	8,903
Piedmont Triad, NC	5,802	5,720	17,722	17,575
Raleigh, NC	18,814	18,205	56,070	54,509
Richmond, VA	12,210	12,173	35,486	35,114
Tampa, FL	17,831	17,480	53,810	50,600
Total Office Segment	100,723	99,562	299,080	292,895
Industrial:
Atlanta, GA	3,660	3,904	11,478	11,775
Piedmont Triad, NC	3,259	2,859	9,324	9,872
Total Industrial Segment	6,919	6,763	20,802	21,647
Retail:
Kansas City, MO	8,103	6,466	24,540	21,755
Piedmont Triad, NC	—	47	(40)	161
Raleigh, NC	30	30	105	90
Total Retail Segment	8,133	6,543	24,605	22,006
Residential:
Kansas City, MO	288	302	969	897
Total Residential Segment	288	302	969	897
Total Rental and Other Revenues	$116,063	$113,170	$345,456	$337,445

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.      Segment Information – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$7,394	$7,894	$22,864	$22,903
Greenville, SC	1,858	2,014	6,308	6,643
Kansas City, MO	2,160	2,342	6,700	6,845
Memphis, TN	5,507	4,844	15,015	12,893
Nashville, TN	9,490	9,713	29,426	29,648
Orlando, FL	1,555	1,637	4,891	4,667
Piedmont Triad, NC	3,843	3,638	11,698	11,535
Raleigh, NC	12,611	11,945	38,445	36,735
Richmond, VA	7,632	7,837	23,988	23,897
Tampa, FL	10,903	10,246	32,716	29,630
Total Office Segment	62,953	62,110	192,051	185,396
Industrial:
Atlanta, GA	2,493	2,903	8,056	8,906
Piedmont Triad, NC	2,460	2,087	6,835	7,630
Total Industrial Segment	4,953	4,990	14,891	16,536
Retail:
Atlanta, GA (2)	(5)	(6)	(16)	(18)
Kansas City, MO	4,569	3,494	14,668	13,454
Piedmont Triad, NC (2)	—	(72)	(40)	18
Raleigh, NC (2)	10	(1)	29	9
Total Retail Segment	4,574	3,415	14,641	13,463
Residential:
Kansas City, MO	168	163	594	517
Raleigh, NC (2)	(90)	(72)	(265)	(210)
Total Residential Segment	78	91	329	307
Total Net Operating Income	72,558	70,606	221,912	215,702
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(34,281)	(32,367)	(100,363)	(97,590)
General and administrative expense	(8,882)	(9,485)	(24,369)	(27,286)
Interest expense	(23,338)	(21,334)	(69,385)	(64,654)
Interest and other income	1,625	3,981	4,291	7,902
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$7,682	$11,401	$32,086	$34,074
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	September 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$345,531	$350,537
Buildings and tenant improvements	2,900,749	2,880,632
Land held for development	104,010	104,148
	3,350,290	3,335,317
Less-accumulated depreciation	(818,347)	(781,073)
Net real estate assets	2,531,943	2,554,244
For-sale residential condominiums	9,576	12,933
Real estate and other assets, net, held for sale	1,249	5,031
Cash and cash equivalents	20,937	23,519
Restricted cash	4,757	6,841
Accounts receivable, net of allowance of $3,157 and $2,810, respectively	22,426	21,069
Mortgages and notes receivable, net of allowance of $950 and $698, respectively	19,942	3,143
Accrued straight-line rents receivable, net of allowance of $2,457 and $2,443, respectively	90,001	82,600
Investment in unconsolidated affiliates	61,321	64,894
Deferred financing and leasing costs, net of accumulated amortization of $55,143 and $52,129, respectively	75,069	73,517
Prepaid expenses and other assets	39,778	37,947
Total Assets	$2,876,999	$2,885,738

Liabilities, Redeemable Operating Partnership Units and Capital:
Mortgages and notes payable	$1,501,624	$1,469,155
Accounts payable, accrued expenses and other liabilities	112,738	117,331
Financing obligations	33,625	37,706
Total Liabilities	1,647,987	1,624,192
Commitments and contingencies
Redeemable Operating Partnership Units:
Common Units, 3,797,150 and 3,891,121 outstanding, respectively	123,293	129,769
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	204,885	211,361
Capital:
Common Units:
General partner Common Units, 750,446 and 747,676 outstanding, respectively	10,218	10,485
Limited partner Common Units, 70,496,977 and 70,128,818 outstanding, respectively	1,011,926	1,038,328
Accumulated other comprehensive loss	(2,975)	(3,811)
Noncontrolling interests in consolidated affiliates	4,958	5,183
Total Capital	1,024,127	1,050,185
Total Liabilities, Redeemable Operating Partnership Units and Capital	$2,876,999	$2,885,738

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and other revenues	$116,063	$113,170	$345,456	$337,445
Operating expenses:
Rental property and other expenses	43,505	42,564	123,334	121,492
Depreciation and amortization	34,281	32,367	100,363	97,590
General and administrative	8,882	9,485	24,579	27,537
Total operating expenses	86,668	84,416	248,276	246,619
Interest expense:
Contractual	22,020	20,001	65,527	60,525
Amortization of deferred financing costs	858	627	2,528	1,978
Financing obligations	460	706	1,330	2,151
	23,338	21,334	69,385	64,654
Other income:
Interest and other income	1,710	3,324	4,376	6,615
Gain/(loss) on debt extinguishment	(85)	657	(85)	1,287
	1,625	3,981	4,291	7,902
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	7,682	11,401	32,086	34,074
Gains on disposition of property	19	34	55	247
Gains on disposition of for-sale residential condominiums	54	187	407	823
Gains on disposition of investment in unconsolidated affiliates	—	—	25,330	—
Equity in earnings of unconsolidated affiliates	1,033	669	2,705	3,779
Income from continuing operations	8,788	12,291	60,583	38,923
Discontinued operations:
Income from discontinued operations	—	646	411	3,220
Net gains/(losses) on disposition of discontinued operations	—	(377)	(86)	20,639
	—	269	325	23,859
Net income	8,788	12,560	60,908	62,782
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	148	(24)	(281)	(158)
Distributions on Preferred Units	(1,677)	(1,677)	(5,031)	(5,031)
Net income available for common unitholders	$7,259	$10,859	$55,596	$57,593
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.10	$0.15	$0.74	$0.48
Income from discontinued operations available for common unitholders	—	—	—	0.34
Net income available for common unitholders	$0.10	$0.15	$0.74	$0.82
Weighted average Common Units outstanding - basic	75,019	74,542	74,945	70,563
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.10	$0.15	$0.74	$0.48
Income from discontinued operations available for common unitholders	—	—	—	0.34
Net income available for common unitholders	$0.10	$0.15	$0.74	$0.82
Weighted average Common Units outstanding - diluted	75,229	74,663	75,128	70,615
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$7,259	$10,590	$55,271	$33,734
Income from discontinued operations available for common unitholders	—	269	325	23,859
Net income available for common unitholders	$7,259	$10,859	$55,596	$57,593

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Capital

Nine months ended September 30, 2010 and 2009

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuance of Common Units, net	21	2,055	—	—	2,076
Distributions on Common Units	(956)	(94,577)	—	—	(95,533)
Distributions on Preferred Units	(50)	(4,981)	—	—	(5,031)
Share-based compensation expense	51	5,009	—	—	5,060
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(506)	(506)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	61	6,071	—	—	6,132
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(278)	—	281	—
Comprehensive income:
Net income	609	60,299	—	—	60,908
Other comprehensive income	—	—	836	—	836
Total comprehensive income					61,744
Balance at September 30, 2010	$10,218	$1,011,926	$(2,975)	$4,958	$1,024,127

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2008	$9,759	$966,378	$(4,792)	$6,176	$977,521
Issuance of Common Units, net	1,473	145,837	—	—	147,310
Distributions on Common Units	(889)	(87,978)	—	—	(88,867)
Distributions on Preferred Units	(50)	(4,981)	—	—	(5,031)
Share-based compensation expense	52	5,152	—	—	5,204
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(796)	(796)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(139)	(13,846)	—	—	(13,985)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(156)	—	158	—
Comprehensive income:
Net income	628	62,154	—	—	62,782
Other comprehensive income	—	—	813	—	813
Total comprehensive income					63,595
Balance at September 30, 2009	$10,832	$1,072,560	$(3,979)	$5,538	$1,084,951

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$60,908	$62,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,728	99,199
Amortization of lease incentives	807	866
Share-based compensation expense	5,060	5,204
Additions to allowance for doubtful accounts	3,605	4,530
Amortization of deferred financing costs	2,528	1,978
Amortization of past cash-flow hedges	262	(229)
(Gain)/loss on debt extinguishment	85	(1,287)
Net (gains)/losses on disposition of property	31	(20,886)
Gains on disposition of for-sale residential condominiums	(407)	(823)
Gains on disposition of investment in unconsolidated affiliates	(25,330)	—
Equity in earnings of unconsolidated affiliates	(2,705)	(3,779)
Changes in financing obligations	103	869
Distributions of earnings from unconsolidated affiliates	2,887	3,033
Changes in operating assets and liabilities:
Accounts receivable	(4,689)	(534)
Prepaid expenses and other assets	(177)	(1,606)
Accrued straight-line rents receivable	(8,477)	(5,058)
Accounts payable, accrued expenses and other liabilities	7,407	10,551
Net cash provided by operating activities	142,626	154,810
Investing activities:
Additions to real estate assets and deferred leasing costs	(66,370)	(101,675)
Net proceeds from disposition of real estate assets	6,801	61,926
Net proceeds from disposition of for-sale residential condominiums	3,732	7,940
Proceeds from disposition of investment in unconsolidated affiliates	15,000	—
Distributions of capital from unconsolidated affiliates	1,591	3,257
Repayments of mortgages and notes receivable	231	356
Contributions to unconsolidated affiliates	(907)	(922)
Changes in restricted cash and other investing activities	2,398	(15,514)
Net cash used in investing activities	(37,524)	(44,632)
Financing activities:
Distributions on Common Units	(95,533)	(88,867)
Distributions on Preferred Units	(5,031)	(5,031)
Distributions to noncontrolling interests in consolidated affiliates	(506)	(796)
Net proceeds from the issuance of Common Units	2,076	147,310
Borrowings on revolving credit facility	4,000	128,000
Repayments of revolving credit facility	(4,000)	(291,000)
Borrowings on mortgages and notes payable	10,368	217,215
Repayments of mortgages and notes payable	(18,205)	(185,084)
Additions to deferred financing costs	(853)	(3,675)
Net cash used in financing activities	(107,684)	(81,928)
Net increase/(decrease) in cash and cash equivalents	(2,582)	28,250
Cash and cash equivalents at beginning of the period	23,519	13,649
Cash and cash equivalents at end of the period	$20,937	$41,899

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$66,435	$64,734

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2010	2009
Unrealized gains on cash-flow hedges	$—	$591
Change in accrued capital expenditures	$890	$(9,560)
Write-off of fully depreciated real estate assets	$34,703	$24,991
Write-off of fully amortized deferred financing and leasing costs	$11,521	$14,592
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$489	$(109)
Settlement of financing obligation	$4,184	$—
Adjustment of Redeemable Common Units to fair value	$(6,476)	$13,427
Unrealized gain on tax increment financing bond	$471	$451
Mortgages receivable from seller financing	$17,030	$—
Assumption of mortgages and notes payable	$40,306	$—

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

September 30, 2010

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At September 30, 2010, the Company and/or the Operating Partnership wholly owned 294 in-service office, industrial and retail properties, comprising 27.1 million square feet; 96 rental residential units; 580 acres of undeveloped land suitable for future development, of which 490 acres are considered core holdings; one 100% pre-leased office property under re-development; one recently developed office property that is in service but not yet stabilized; and 30 for-sale residential condominiums (which are owned through a consolidated, majority-owned joint venture).

The Company is the sole general partner of the Operating Partnership. At September 30, 2010, the Company owned all of the Preferred Units and 71.2 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2010, the Company redeemed 93,971 Common Units for a like number of shares of Common Stock, which increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at September 30, 2010.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statements of Income for the three and nine months ended September 30, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale during the 12 months ended September 30, 2010 which required discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At September 30, 2010 and December 31, 2009, we were not involved with any entities that were determined to be variable interest entities.

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

Recently Issued Accounting Standards

Beginning with our 2010 Annual Report on Form 10-K, we will be required to provide enhanced disclosure about our financial receivables, such as our mortgages and notes receivable, and our policy for measuring credit losses related to those receivables.

2.      Real Estate Assets

Acquisitions

During the third quarter of 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of secured debt, which was recorded at fair value of $40.3 million with an implied interest rate of 6.4%. The debt matures in November 2015. We have incurred or expect to incur $0.4 million of acquisition-related expenses and approximately $2.3 million of near-term building improvements. In connection with this acquisition, we recorded $2.8 million of above market lease intangible assets and $7.1 million of in-place lease intangible assets with weighted average amortization periods at the time of acquisition of 7.3 and 5.9 years, respectively.

Dispositions

During the second quarter of 2010, we sold seven office properties in Winston Salem, NC for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded at fair value of $8.4 million in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of September 30, 2010. The three-year, interest-only first mortgage carries a 6.0% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 8.0% in the fifth year. We have accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property has been deferred and will be recognized when the seller financing is repaid.

During the second quarter of 2010, we also sold six industrial properties in Greensboro, NC for gross proceeds of $12.0 million. In connection with this disposition, we received cash of $3.4 million and provided seller financing of $8.6 million (recorded at fair value of $8.6 million in mortgages and notes receivable) and a limited rent guarantee with maximum exposure to loss of $1.0 million as of September 30, 2010. The three-year, interest-only first mortgage carries a 6.25% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 7.75% in the fifth year. We currently have concluded that a loss from the rent guarantee is not probable. We have accounted for this disposition using the installment method, whereby the $0.3 million impairment was recognized in net gains/(losses) on disposition of discontinued operations in the second quarter of 2010.

During the first quarter of 2010, we recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer’s right to compel us to repurchase the property expired. Accordingly, we recognized the $0.2 million gain on disposition of property in the first quarter of 2010.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investment in Affiliates

Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income Statements:
Revenues	$25,508	$35,150	$90,774	$108,614
Expenses:
Rental property and other expenses	12,096	17,283	43,751	52,851
Depreciation and amortization	6,364	8,657	23,005	25,508
Interest expense	5,907	8,535	21,311	25,947
Total expenses	24,367	34,475	88,067	104,306
Income before disposition of property	1,141	675	2,707	4,308
Gains/(losses) on disposition of property	—	(463)	—	2,963
Net income	$1,141	$212	$2,707	$7,271
Our share of:
Net income (1)	$1,033	$669	$2,705	$3,779
Depreciation and amortization of real estate assets	$2,076	$3,311	$8,077	$8,906
Interest expense	$2,166	$3,465	$8,294	$10,531
Gain/(loss) on disposition of property	$—	$(199)	$—	$582
__________

(1)
Our share of net income differs from our weighted average ownership percentage in the joint ventures’ net income due to our purchase accounting and other adjustments related primarily to management and leasing fees.

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 2.5 million square feet of office (1.7 million square feet), industrial (788,000 square feet) and retail (45,000 square feet) properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and results of operations would not be adversely affected unless the buyer defaults on its indemnification obligation.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investment in Affiliates - Continued

Consolidated Affiliates

We own a majority interest in Plaza Residential, LLC (“Plaza Residential”), a joint venture which was formed to develop and sell 139 for-sale residential condominiums constructed above an office tower developed by us in Raleigh, NC. For-sale residential condominiums in our Consolidated Balance Sheets include 30 and 40 completed, but unsold, condominiums owned by Plaza Residential at September 30, 2010 and December 31, 2009, respectively. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. During the three months ended September 30, 2010 and 2009, we received $0.6 million and $2.9 million, respectively, in gross proceeds and recorded $0.5 million and $2.7 million, respectively, of cost of goods sold from condominium sales activity. During the nine months ended September 30, 2010 and 2009, we received $4.0 million and $8.4 million, respectively, in gross proceeds and had $3.6 million and $7.6 million, respectively, of cost of goods sold from condominium sales activity.

4.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization:

	September 30, 2010	December 31, 2009
Deferred financing costs	$17,078	$16,811
Less accumulated amortization	(6,917)	(4,549)
	10,161	12,262
Deferred leasing costs	113,134	108,835
Less accumulated amortization	(48,226)	(47,580)
	64,908	61,255
Deferred financing and leasing costs, net	$75,069	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization of deferred financing costs	$858	$627	$2,528	$1,978
Amortization of lease commissions (included in depreciation and amortization)	$3,912	$3,806	$11,495	$11,598
Amortization of lease incentives (included in rental and other revenues)	$270	$318	$807	$866

The following table sets forth scheduled future amortization for deferred financing and leasing costs:

	Amortization of Deferred Financing Costs	Amortization of Lease Commissions	Amortization of Lease Incentives
September 30, 2010 through December 31, 2010	$788	$3,855	$261
2011	2,680	13,825	982
2012	2,526	11,390	881
2013	897	9,151	683
2014	520	7,015	512
Thereafter	2,750	14,947	1,406
	$10,161	$60,183	$4,725

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Deferred Financing and Leasing Costs - Continued

The weighted average remaining amortization periods for deferred financing and leasing costs were 3.6 years and 6.3 years, respectively, as of September 30, 2010.

5.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	September 30, 2010	December 31, 2009
Secured indebtedness	$763,107	$720,727
Unsecured indebtedness	738,517	748,428
Total mortgages and notes payable	$1,501,624	$1,469,155

At September 30, 2010, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts outstanding under our revolving credit facility at September 30, 2010 and October 21, 2010. At September 30, 2010 and October 21, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2010 and October 21, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at September 30, 2010, is initially scheduled to mature on December 20, 2010. The outstanding balance increased in the third quarter of 2010 due to the use of proceeds to reduce the balance outstanding under a bank term loan due in March 2012. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. During the third quarter of 2010, we submitted our notice to extend the maturity date by one year. Upon payment of the extension fee and assuming no default exists at December 20, 2010, the facility will be extended until December 20, 2011. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at September 30, 2010 and October 21, 2010.

We are currently in compliance with all debt covenants and requirements.

6.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at September 30, 2010 or December 31, 2009. The following table sets forth the effect of our past cash-flow hedges on accumulated other comprehensive loss (“AOCL”) and interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Derivatives Designated as Cash-flow Hedges:
Unrealized gain recognized in AOCL on derivatives (effective portion):
Interest rate hedge contracts	$—	$177	$—	$591

(Gain)/loss reclassified out of AOCL into interest expense (effective portion):
Interest rate hedge contracts	$(25)	$(89)	$262	$(229)

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

Noncontrolling interests in consolidated affiliates relates to our respective joint venture partners’ 50.0% interest in Highwoods-Markel Associates, LLC and both legal and estimated economic interests of 7% in Plaza Residential. Each of our joint venture partners is an unrelated third party.

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

Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. We had no Level 2 assets or liabilities at September 30, 2010 and December 31, 2009.

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

		Level 1	Level 3
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,232	$3,232	$—
Tax increment financing bond (in prepaid expenses and other assets)	17,342	—	17,342
Total Assets	$20,574	$3,232	$17,342

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$3,846	$3,846	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135	$—
Tax increment financing bond	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Liability:
Non-qualified deferred compensation obligation	$6,898	$6,898	$—

The following table sets forth our Level 3 asset:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$17,017	$17,660	$16,871	$17,468
Unrealized gain (in AOCL)	325	259	471	451
Ending balance	$17,342	$17,919	$17,342	$17,919

In the fourth quarter of 2007, we acquired a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2010 was $1.9 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher, the fair value of the bond would have been $0.8 million lower as of September 30, 2010. If the yield-to-maturity used to fair value this bond was 100 basis points lower, the fair value of the bond would have been $0.8 million higher as of September 30, 2010. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and nine months ended September 30, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the carrying amounts and fair values of our financial instruments:

	Carrying Amount	Fair Value
September 30, 2010
Cash and cash equivalents	$20,937	$20,937
Restricted cash	$4,757	$4,757
Accounts , mortgages and notes receivable	$42,368	$42,481
Marketable securities of non-qualified deferred compensation plan	$3,232	$3,232
Tax increment financing bond	$17,342	$17,342
Mortgages and notes payable	$1,501,624	$1,597,621
Financing obligations	$33,625	$22,861
Non-qualified deferred compensation obligation	$3,846	$3,846

December 31, 2009
Cash and cash equivalents	$23,519	$23,519
Restricted cash	$6,841	$6,841
Accounts, mortgages and notes receivable	$24,212	$24,212
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135
Tax increment financing bond	$16,871	$16,871
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations	$37,706	$31,664
Non-qualified deferred compensation obligation	$6,898	$6,898

The carrying values of our cash and cash equivalents, restricted cash, accounts receivable, marketable securities of non-qualified deferred compensation plan, tax increment financing bond and non-qualified deferred compensation obligation are equal to or approximate fair value. The fair values of our mortgages and notes receivable, mortgages and notes payable and financing obligations were estimated using the income or market approaches to approximate the price that would be paid in an orderly transaction between market participants on the respective measurement dates.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.      Share-Based Payments

During the nine months ended September 30, 2010, the Company granted 190,826 stock options at an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted-average grant date fair value per share of $4.96. During the nine months ended September 30, 2010, the Company also granted 89,635 shares of time-based restricted stock and 78,151 shares of total return-based restricted stock with weighted-average grant date fair values per share of $29.05 and $29.75, respectively. We recorded stock-based compensation expense of $1.6 million each during the three months ended September 30, 2010 and 2009 and $5.1 million and $5.2 million during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, there was $8.4 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 1.7 years.

10.      Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$8,788	$12,560	$60,908	$62,782
Other comprehensive income/(loss):
Unrealized gain on tax increment financing bond	325	259	471	451
Unrealized gains on cash-flow hedges	—	177	—	591
Amortization of past cash-flow hedges	(25)	(89)	262	(229)
Settlement of past cash-flow hedge from disposition of investment in unconsolidated affiliate	—	—	103	—
Total other comprehensive income	300	347	836	813
Total comprehensive income	$9,088	$12,907	$61,744	$63,595

The following table sets forth the components of AOCL:

	September 30, 2010	December 31, 2009
Tax increment financing bond	$1,895	$2,366
Past cash-flow hedges	1,080	1,445
Total accumulated other comprehensive loss	$2,975	$3,811

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.      Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and other revenues	$—	$1,455	$1,432	$7,837
Operating expenses:
Rental property and other expenses	—	488	656	3,010
Depreciation and amortization	—	322	365	1,609
Total operating expenses	—	810	1,021	4,619
Other income	—	1	—	2
Income before net gains/(losses) on disposition of discontinued operations	—	646	411	3,220
Net gains/(losses) on disposition of discontinued operations	—	(377)	(86)	20,639
Total discontinued operations	$—	$269	$325	$23,859

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	September 30, 2010	December 31, 2009
Assets:
Land	$—	$867
Buildings and tenant improvements	—	3,876
Land held for development	1,217	1,197
Total real estate assets	1,217	5,940
Less accumulated depreciation	—	(1,484)
Net real estate assets	1,217	4,456
Deferred leasing costs, net	—	209
Accrued straight line rents receivable	—	289
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,249	$5,031
Liabilities of real estate and other assets, net, held for sale (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.      Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$8,788	$12,291	$60,583	$38,923
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	148	(24)	(281)	(158)
Distributions on Preferred Units	(1,677)	(1,677)	(5,031)	(5,031)
Income from continuing operations available for common unitholders	7,259	10,590	55,271	33,734
Income from discontinued operations available for common unitholders	—	269	325	23,859
Net income available for common unitholders	$7,259	$10,859	$55,596	$57,593
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1)	75,019	74,542	74,945	70,563
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.10	$0.15	$0.74	$0.48
Income from discontinued operations available for common unitholders	—	—	—	0.34
Net income available for common unitholders	$0.10	$0.15	$0.74	$0.82
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$8,788	$12,291	$60,583	$38,923
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	148	(24)	(281)	(158)
Distributions on Preferred Units	(1,677)	(1,677)	(5,031)	(5,031)
Income from continuing operations available for common unitholders	7,259	10,590	55,271	33,734
Income from discontinued operations available for common unitholders	—	269	325	23,859
Net income available for common unitholders	$7,259	$10,859	$55,596	$57,593
Denominator:
Denominator for basic earnings per Common Unit –weighted average units	75,019	74,542	74,945	70,563
Add:
Stock options using the treasury method	210	121	183	52
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,229	74,663	75,128	70,615
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.10	$0.15	$0.74	$0.48
Income from discontinued operations available for common unitholders	—	—	—	0.34
Net income available for common unitholders	$0.10	$0.15	$0.74	$0.82
__________

(1)
Options and warrants aggregating 0.7 million and 0.9 million units were outstanding during the three months ended September 30, 2010 and 2009, respectively, and 0.7 million and 1.2 million units were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per Common Unit because the impact of including such shares would be anti-dilutive.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at September 30, 2010, no single customer of the Wholly Owned Properties generated more than 9.4% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$11,870	$12,617	$36,069	$36,213
Greenville, SC	3,312	3,429	10,440	10,668
Kansas City, MO	3,673	3,742	11,045	11,200
Memphis, TN	9,692	8,185	24,889	22,615
Nashville, TN	14,599	14,901	44,564	45,498
Orlando, FL	2,920	3,110	8,985	8,903
Piedmont Triad, NC	5,802	5,720	17,722	17,575
Raleigh, NC	18,814	18,205	56,070	54,509
Richmond, VA	12,210	12,173	35,486	35,114
Tampa, FL	17,831	17,480	53,810	50,600
Total Office Segment	100,723	99,562	299,080	292,895
Industrial:
Atlanta, GA	3,660	3,904	11,478	11,775
Piedmont Triad, NC	3,259	2,859	9,324	9,872
Total Industrial Segment	6,919	6,763	20,802	21,647
Retail:
Kansas City, MO	8,103	6,466	24,540	21,755
Piedmont Triad, NC	—	47	(40)	161
Raleigh, NC	30	30	105	90
Total Retail Segment	8,133	6,543	24,605	22,006
Residential:
Kansas City, MO	288	302	969	897
Total Residential Segment	288	302	969	897
Total Rental and Other Revenues	$116,063	$113,170	$345,456	$337,445

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.      Segment Information - Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Operating Income: (1)
Office:
Atlanta, GA	$7,395	$7,895	$22,888	$22,929
Greenville, SC	1,858	2,014	6,314	6,651
Kansas City, MO	2,160	2,342	6,706	6,853
Memphis, TN	5,507	4,844	15,029	12,908
Nashville, TN	9,490	9,713	29,454	29,683
Orlando, FL	1,555	1,637	4,896	4,672
Piedmont Triad, NC	3,843	3,637	11,709	11,547
Raleigh, NC	12,610	11,945	38,480	36,778
Richmond, VA	7,632	7,837	24,010	23,925
Tampa, FL	10,903	10,246	32,747	29,665
Total Office Segment	62,953	62,110	192,233	185,611
Industrial:
Atlanta, GA	2,493	2,903	8,064	8,916
Piedmont Triad, NC	2,460	2,087	6,841	7,639
Total Industrial Segment	4,953	4,990	14,905	16,555
Retail:
Atlanta, GA (2)	(5)	(6)	(16)	(18)
Kansas City, MO	4,569	3,494	14,682	13,470
Piedmont Triad, NC (2)	—	(72)	(40)	18
Raleigh, NC (2)	10	(1)	29	9
Total Retail Segment	4,574	3,415	14,655	13,479
Residential:
Kansas City, MO	168	163	594	518
Raleigh, NC (2)	(90)	(72)	(265)	(210)
Total Residential Segment	78	91	329	308
Total Net Operating Income	72,558	70,606	222,122	215,953
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(34,281)	(32,367)	(100,363)	(97,590)
General and administrative expense	(8,882)	(9,485)	(24,579)	(27,537)
Interest expense	(23,338)	(21,334)	(69,385)	(64,654)
Interest and other income	1,625	3,981	4,291	7,902
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$7,682	$11,401	$32,086	$34,074
__________

(1)	Net of discontinued operations.

(2)
Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. At September 30, 2010, we owned or had an interest in 329 in-service office, industrial and retail properties, encompassing approximately 32.3 million square feet, which includes one recently developed office property that had not yet reached the earlier of original projected stabilization date or 95% occupancy aggregating 148,000 square feet, two office properties under development aggregating 231,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements); 30 for-sale residential condominiums and 96 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

Execution of our Plan includes (1) growing net operating income at our existing properties through concentrated leasing, asset management and customer service efforts and (2) developing properties in in-fill locations and acquiring strategic properties that are accretive to long-term earnings and stockholder value. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth in Florida, Georgia, North Carolina and Tennessee is and will continue to be an important determinative factor in predicting our future operating results. Our portfolio has changed significantly over the past five years and now consists of a higher proportion of Class A and B properties, which are generally expected to outperform competitive properties in our core markets. We have repositioned our portfolio primarily by selling non-core properties and developing properties in in-fill locations. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our core markets. Our focus for the next 12 months is to lease and operate our existing portfolio as effectively and efficiently as possible and acquire and develop additional real estate assets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders.

Results of Operations

Results for the three and nine months ended September 30, 2009 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation.

Three Months Ended September 30, 2010 and 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.6% higher in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the acquisitions of an office property in Tampa, FL in the fourth quarter of 2009 and an office property in Memphis, TN in the third quarter of 2010 and the contribution of development properties recently placed in service. This increase is partly offset by slightly lower average occupancy and lower operating expense recoveries from lower real estate tax and utilities expenses in our same property portfolio. We expect rental and other revenues for the remainder of 2010, adjusted for any discontinued operations, to be relatively unchanged as compared to the same period in 2009.

Operating Expenses

Rental property and other expenses were 2.2% higher in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service, offset by lower expenses from management’s continuing efforts to reduce operating expenses in our same property portfolio. As a result, operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly higher at 62.5% in the third quarter of 2010 as compared to 62.4% in the third quarter of 2009. We expect the trend for rental property and other expenses for the remainder of 2010, adjusted for any discontinued operations, to be relatively unchanged as compared to the same period in 2009 for primarily the same factors.

Depreciation and amortization was 5.9% higher in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service. We expect depreciation expense for the remainder of 2010, adjusted for any discontinued operations, to be higher over the same period in 2009 due to recent acquisitions and the contribution of development projects recently placed in service.

General and administrative expenses were 6.4% lower in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to lower deferred compensation expense from a decrease in the value of marketable securities held under our non-qualified deferred compensation plan, lower short-term incentive compensation, and lower expenses from management’s continuing efforts to reduce general and administrative expenses. We expect general and administrative expenses for the remainder of 2010, adjusted for changes in value of marketable securities held under our deferred compensation plan, to be lower over the same period in 2009 due to lower short-term incentive compensation and lower expenses from management’s continuing efforts to reduce general and administrative expenses.

Other Income

Other income was $2.4 million lower in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to a decrease in the value of marketable securities held under our non-qualified deferred compensation plan and gains on debt extinguishment and environmental settlement in 2009.

Interest Expense

Interest expense was 9.4% higher in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to lower capitalized interest from decreased development in process, higher debt balances from the assumption of $40.3 million of debt related to the acquisition of an office property in Memphis, TN in the third quarter of 2010 and higher fees on our new revolving credit facility. We expect interest expense for the remainder of 2010 to be higher over the same period in 2009 due to lower capitalized interest from decreased development in process, higher debt balances from the assumption of debt related to the acquisition of the Memphis office property and higher fees on our new revolving credit facility.

Nine Months Ended September 30, 2010 and 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.4% higher in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service, partly offset by lower operating expense recoveries from lower real estate tax and utilities expenses.

Operating Expenses

Rental property and other expenses were 1.5% higher in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service. As a result, operating margin was higher at 64.2% in the nine months ended September 30, 2010 as compared to 63.9% in the nine months ended September 30, 2009.

Depreciation and amortization was 2.8% higher in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service.

General and administrative expenses were 10.7% lower in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower deferred compensation expense caused by a decrease in the value of marketable securities held under our non-qualified deferred compensation plan, lower compensation costs from lower headcount, lower short and long-term incentive compensation, and lower expenses from management’s continuing efforts to reduce general and administrative expenses.

Other Income

Other income was $3.6 million lower in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to a decrease in the value of marketable securities held under our non-qualified deferred compensation plan and gains on debt extinguishment and environmental settlement in 2009.

Interest Expense

Interest expense was 7.3% higher in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower capitalized interest resulting from decreased development in process, higher debt balances from the assumption of debt related to the acquisition of one office property in Memphis, TN in the third quarter of 2010 and higher fees on our new revolving credit facility.

Gains on Disposition of Investment in Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million higher in the nine months ended September 30, 2010 as compared to the same period in 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. Equity in earnings of unconsolidated affiliates was $1.1 million lower in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the disposition of one office property in one of our unconsolidated joint ventures in 2009.

Discontinued Operations

Discontinued operations were $23.5 million lower in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the disposition of three retail properties in Kansas City, MO in 2009.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2010	2009	Change
Net cash provided by operating activities	$142,654	$154,829	$(12,175)
Net cash (used in) investing activities	(37,526)	(44,624)	7,098
Net cash (used in) financing activities	(107,858)	(81,893)	(25,965)
Total net cash flows	$(2,730)	$28,312	$(31,042)

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

Cash provided by operating activities was $12.2 million lower in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to the impact of dispositions and lower cash rents in our same property portfolio, partly offset by higher cash rents from recently acquired buildings, the contribution of development properties recently placed in service and higher lease termination fees.

Cash used in investing activities was $7.1 million lower in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to lower development activities in 2010, partly offset by the acquisition of an office building in Memphis, TN in the third quarter of 2010 and lower dispositions in 2010.

Cash used in financing activities was $26.0 million higher in the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to greater reductions in outstanding debt balances in 2009, mostly funded with the net proceeds from our May 2009 equity offering, and dividends on a higher number of outstanding shares of Common Stock in 2010.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2010	December 31, 2009
Mortgages and notes payable, at recorded book value	$1,501,624	$1,469,155
Financing obligations	$33,625	$37,706
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	71,656	71,285
Common Units outstanding (not owned by the Company)	3,797	3,891

Per share stock price at period end	$32.47	$33.35
Market value of Common Stock and Common Units	$2,449,959	$2,507,120
Total market capitalization with debt and obligations	$4,066,800	$4,095,573

Our mortgages and notes payable represented 36.9% of our total market capitalization and were comprised of $763.1 million of secured indebtedness with a weighted average interest rate of 6.15% and $738.5 million of unsecured indebtedness with a weighted average interest rate of 5.43%. At September 30, 2010, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and secured construction credit facility (which had $398.9 million and $17.9 million of availability, respectively, at October 21, 2010). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers in spaces other than in new development projects. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

Our long-term liquidity uses generally consist of the retirement or refinancing of debt upon maturity (including mortgage debt, our revolving and construction credit facilities, term loans and other unsecured debt), funding of existing and new building development or land infrastructure projects and funding acquisitions of buildings and development land. Excluding capital expenditures for leasing costs and tenant improvements and for normal building improvements, our expected future capital expenditures for started and/or committed new development/redevelopment projects were approximately $13.2 million at September 30, 2010. Additionally, we may, from time to time, retire some or all of our remaining outstanding Preferred Stock and/or unsecured debt securities through redemptions, open market repurchases, privately negotiated acquisitions or otherwise.

We expect to meet our liquidity needs through a combination of:

•	cash flow from operating activities;

•	borrowings under our credit facilities;

•	the issuance of unsecured debt;

•	the issuance of secured debt;

•	the issuance of equity securities by the Company or the Operating Partnership; and

•	the disposition of non-core assets.

Recent Acquisition Activity

During the third quarter of 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of secured debt, which was recorded at fair value of $40.3 million with an implied interest rate of 6.4%. The debt matures in November 2015. We have incurred or expect to incur approximately $2.3 million of near-term building improvements and $0.4 million of acquisition-related expenses.

Financing Activity

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There were no amounts outstanding under our revolving credit facility at September 30, 2010 and October 21, 2010. At September 30, 2010 and October 21, 2010, we had $1.1 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2010 and October 21, 2010 was $398.9 million.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at September 30, 2010, is initially scheduled to mature on December 20, 2010. Assuming no defaults have occurred, we have options to extend the maturity date for two successive one-year periods. During the third quarter of 2010, we submitted our notice to extend the maturity date by one year. Upon payment of the extension fee and assuming no default exists at December 20, 2010, the facility will be extended until December 20, 2011. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at September 30, 2010 and October 21, 2010.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

Covenant Compliance

We are currently in compliance with the covenants and other requirements with respect to our outstanding debt. Although we expect to remain in compliance with these covenants and ratios for at least the next year, depending upon our future operating performance, property and financing transactions and general economic conditions, we cannot assure you that we will continue to be in compliance.

Our revolving credit facility, bank term loan due in February 2011 ($137.5 million outstanding as of September 30, 2010) and bank term loan due in March 2012 ($10.0 million outstanding as of September 30, 2010) require us to comply with customary operating covenants and various financial requirements. Additionally, if we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of at least $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $390.9 million principal amount of 2017 bonds outstanding and $200.0 million principal amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Off Balance Sheet Arrangements

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 2.5 million square feet of office (1.7 million square feet), industrial (788,000 square feet) and retail (45,000 square feet) properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and results of operations would not be adversely affected unless the buyer defaults on its indemnification obligation.

In connection with the disposition of six industrial properties in Piedmont Triad, NC in the second quarter of 2010, we entered into a guarantee agreement with the buyer relating to an existing 237,500 square foot lease with one customer, who has leased space in the properties for 14 years. This agreement guarantees the payment of rent for an approximate two-year period from March 2011 through June 2013 in the event the customer exercises its limited termination right. As of September 30, 2010, our maximum exposure under this rent guarantee agreement was approximately $0.9 million. No accrual has been recorded for this guarantee because we currently have concluded that a loss is not probable.

There were no other significant changes to our off balance sheet arrangements in the nine months ended September 30, 2010. For information regarding our off balance sheet arrangements at December 31, 2009, see Note 8 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

Interest Rate Hedging Activities

To meet, in part, our liquidity requirements, we borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock or similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We had no outstanding interest rate hedge contracts at September 30, 2010.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2010. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2009 Annual Report on Form 10-K.

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

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$8,773		$12,573		$60,904		$62,847
Net (income) attributable to noncontrolling interests in the Operating Partnership	(366)		(591)		(2,819)		(3,339)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	148		(24)		(281)		(158)
Dividends on Preferred Stock	(1,677)		(1,677)		(5,031)		(5,031)
Net income available for common stockholders	6,878	$0.10	10,281	$0.14	52,773	$0.74	54,319	$0.81
Add/(Deduct):
Depreciation and amortization of real estate assets	33,837	0.44	31,861	0.43	99,072	1.31	96,150	1.36
(Gains) on disposition of depreciable properties	(19)	—	(19)	—	(55)	—	(108)	—
(Gains) on disposition of investment in unconsolidated affiliates	—	—	—	—	(25,330)	(0.34)	—	—
Net income attributable to noncontrolling interests in the Operating Partnership	366	—	591	—	2,819	—	3,339	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,115	0.03	3,352	0.05	8,193	0.11	9,825	0.14
(Gains) on disposition of depreciable properties	—	—	—	—	—	—	(781)	(0.01)
Discontinued operations:
Depreciation and amortization of real estate assets	—	—	322	—	365	—	1,609	0.02
(Gains) on disposition of depreciable properties	—	—	—	—	(174)	—	(21,016)	(0.30)
Funds from operations	$43,177	$0.57	$46,388	$0.62	$137,663	$1.82	$143,337	$2.02

Weighted average Common Shares outstanding (1)	75,638		75,072		75,537		71,024
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

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

At September 30, 2010, we had $1,357 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2010 was $1,451 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt at September 30, 2010 would have been approximately $54.8 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt at September 30, 2010 would have been approximately $58.1 million higher.

At September 30, 2010, we had $147.5 million of variable rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2010 was $146.8 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower at September 30, 2010, the aggregate fair market value of our variable rate debt at September 30, 2010 would have decreased or increased by approximately $0.7 million.

We have no outstanding hedge contracts at September 30, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

SEC rules require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO have concluded that the disclosure controls and procedures of the Company and the Operating Partnership were each effective at the end of the period covered by this Quarterly Report.

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

There were no changes in internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Date: October 28, 2010