Form 10-K
period 2010-12-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2011-02-09
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the fiscal year ended December 31, 2010

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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The aggregate market value of shares of Common Stock of Highwoods Properties, Inc. held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2010 was approximately $2.0 billion. At February 2, 2011, there were 71,704,149 shares of Common Stock outstanding.

There is no public trading market for the Common Units of Highwoods Realty Limited Partnership. As a result, an aggregate market value of the Common Units of Highwoods Realty Limited Partnership cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Highwoods Properties, Inc. to be filed in connection with its Annual Meeting of Stockholders to be held May 12, 2011 are incorporated by reference in Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

PART I

We refer to Highwoods Properties, Inc. as the “Company,” Highwoods Realty Limited Partnership as the “Operating Partnership,” the Company’s common stock as “Common Stock” or “Common Shares,” the Company’s preferred stock as “Preferred Stock” or “Preferred Shares,” the Operating Partnership’s common partnership interests as “Common Units,” the Operating Partnership’s preferred partnership interests as “Preferred Units” and in-service properties (excluding rental residential units and for-sale residential condominiums) to which the Company and/or the Operating Partnership have title and 100.0% ownership rights as the “Wholly Owned Properties.” References to “we” and “our” mean the Company and the Operating Partnership, collectively, unless the context indicates otherwise.

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

ITEM 1. BUSINESS

General

We are one of the largest owners and operators of office properties in the Southeastern and Midwestern United States. While we also own and operate industrial and retail properties in three of our markets, our office properties represented 86.5% of rental and other revenues for the year ended December 31, 2010. At December 31, 2010, we:

•
wholly owned 295 in-service office, industrial and retail properties, encompassing approximately 27.2 million rentable square feet, 96 rental residential units and 26 for-sale residential condominiums;

•
owned an interest (50.0% or less) in 35 in-service office and industrial properties, encompassing approximately 5.2 million rentable square feet, one office property under development and 11 acres of development land, including a 12.5% interest in a 261,000 square foot office property owned directly by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements;

•
wholly owned 611 acres of undeveloped land, approximately 523 acres of which are considered core holdings, defined as properties expected to be held indefinitely, and which are suitable to develop approximately 5.8 million and 2.7 million rentable square feet of office and industrial space, respectively; and

•	wholly owned two completed but not yet stablilized office properties encompassing 265,000 square feet.

At December 31, 2010, the Company owned all of the Preferred Units and 71.3 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable.

The Company was incorporated in Maryland in 1994. The Operating Partnership was formed in North Carolina in 1994. Our executive offices are located at 3100 Smoketree Court, Suite 600, Raleigh, NC 27604, and our telephone number is (919) 872-4924.

Our business is the operation, acquisition and development of rental real estate properties. We operate office, industrial, retail and residential properties. There are no material inter-segment transactions. See Note 19 to our Consolidated Financial Statements for a summary of the rental and other revenues, net operating income and assets for each reportable segment.

In addition to this Annual Report, we file or furnish quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). All documents that the Company files or furnishes with the SEC are made available as soon as reasonably practicable free of charge on our website, which is http://www.highwoods.com. The information on our website is not and should not be considered part of this Annual Report and is not incorporated by reference in this document. You may also read and copy any document that we file or furnish at the public reference facilities of the SEC at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at (800) 732-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s interactive data electronic applications on the SEC’s website, which is http://www.sec.gov. In addition, you can read similar information about us at the offices of the NYSE at 20 Broad Street, New York, NY 10005.

During 2010, the Company filed unqualified Section 303A certifications with the NYSE. The Company and the Operating Partnership have also filed the CEO and CFO certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report.

Business and Operating Strategy

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the better submarkets in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•
developing and acquiring office properties in in-fill and central business district locations that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core holdings primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

Local Market Leadership. We focus our real estate activities in markets where we have extensive local knowledge and own a significant amount of assets. We maintain offices in each of our core markets, except Greenville, SC, which are led by division officers that have significant real estate experience in their respective markets. Our real estate professionals are seasoned and cycle-tested. Our senior leadership team has significant experience and maintains important relationships with market participants in each of our core markets.

Customer Service-Oriented Organization. We provide a complete line of real estate services to our customers. We believe that our in-house leasing and asset management, development, acquisition and construction management services allow us to respond to the many demands of our existing and potential customer base. We provide our customers with cost-effective services such as build-to-suit construction and space modification, including tenant improvements and expansions. In addition, the breadth of our capabilities and resources provides us with market information not generally available. We believe that operating efficiencies achieved through our fully integrated organization and the strength of our balance sheet also provide a competitive advantage in retaining existing customers and attracting new customers as well as setting our lease rates and pricing other services. In addition, our relationships with our customers may lead to development projects when these customers seek new space.

Geographic Diversification. Today, including our various joint ventures, our core portfolio consists of office properties in Raleigh, Tampa, Nashville, Memphis, Richmond and Orlando, office and industrial properties in Atlanta and Greensboro and retail and office properties in Kansas City. We do not believe that our operations are significantly dependent upon any particular geographic market. However, economic growth and employment levels in Florida, Georgia, North Carolina and Tennessee will continue to be important determinative factors in predicting our future operating results.

Conservative and Flexible Balance Sheet. We are committed to maintaining a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. Our balance sheet also allows us to proactively assure our existing and prospective customers that we are able to fund tenant improvements and maintain our properties in good condition.

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

Employees

At December 31, 2010, the Company had 397 full-time employees, of which 396 were also employees of the Operating Partnership.

ITEM 1A. RISK FACTORS

An investment in our securities involves various risks. Investors should carefully consider the following risk factors in conjunction with the other information contained in this Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Adverse economic conditions in our markets that negatively impact the demand for office space, such as high unemployment, may result in lower occupancy and rental rates for our portfolio, which would result in lower operating results. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in Florida, Georgia, North Carolina and Tennessee are and will continue to be important determinative factors in predicting our future operating results.

Key components affecting our rental and other revenues include average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth and decreasing office employment because new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. For additional information regarding our average occupancy and rental rate trends over the past five years, see “Item 2. Properties – Wholly Owned Properties” set forth in this Annual Report. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations” set forth in this Annual Report. Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. Lower rental revenues resulting from lower average occupancy or lower rental rates with respect to our same property portfolio will generally reduce our operating results unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

An oversupply of space in our markets would typically cause rental rates and occupancies to decline, making it more difficult for us to lease space at attractive rental rates, if at all. Undeveloped land in many of the markets in which we operate is generally more readily available and less expensive than in higher barrier-to-entry markets such as New York, Chicago, Boston, San Francisco and Los Angeles. As a result, even during times of positive economic growth, our competitors could construct new buildings that would compete with our properties. Any such oversupply could result in lower occupancy and rental rates in our portfolio, which would have a negative impact on our operating results.

In order to maintain the quality of our properties and successfully compete against other properties, we periodically must spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to customers due to physical condition as properties owned by our competitors, we could lose customers or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditures would result in higher occupancy or higher rental rates or deter existing customers from relocating to properties owned by our competitors.

Our operating results and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. The success of our investments and stability of our operations depend on the financial stability of our customers. A default or termination by a significant customer on its lease payments to us would cause us to lose the revenue associated with such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. If a customer defaults on or terminates a significant lease, we may not be able to recover the full amount of unpaid rent or be able to lease the property for the rent previously received, if at all. These events could reduce our operating results.

To relet space to an existing customer or attract a new customer to occupy space, we may incur significant costs in the process, including potentially substantial tenant improvements, broker commissions and lease incentives. Approximately 10-15% of our revenues at the beginning of any particular year are subject to leases that expire by the end of that year. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing leases on expiring space. To entice customers to renew existing leases or sign new leases, we may be required to make substantial leasing capital expenditures. In addition, if market rents have declined since the time the expiring lease was executed, the terms of any new lease likely will not be as favorable to us as the terms of the expiring lease, thereby reducing the rental revenue earned from that space. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose existing or prospective customers, and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights and other concessions.

Costs of complying with governmental laws and regulations may reduce our operating results. All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur significant expenditures. Future laws or regulations may impose significant environmental liability. Additionally, our customers’ operations, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and that may subject us to liability in the form of fines or damages for noncompliance. Any expenditures, fines or damages we must pay would reduce our operating results. Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income.

Discovery of previously undetected environmentally hazardous conditions may decrease our operating results and limit our ability to make distributions. Under various federal, state and local environmental laws and regulations, a current or previous property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on such property. These costs could be significant. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require significant expenditures or prevent us from entering into leases with prospective customers that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce our operating results.

Our operating results may suffer if costs of operating our properties, such as real estate taxes, utilities, insurance, maintenance and other costs, rise faster than our ability to increase rental revenues. While we receive additional rent from our customers that is based on recovering a portion of operating expenses, increased operating expenses will negatively impact our operating results. Our revenues and expense recoveries are subject to longer-term leases and may not be quickly increased sufficient to recover an increase in operating costs and expenses. Furthermore, the costs associated with owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in rental revenues from the property. Increases in same property operating expenses would reduce our operating results unless offset by the impact of any newly acquired or developed properties or lower general and administrative expenses and/or interest expense.

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

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significantly greater capital resources and access to capital than we have, such as domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds. Moreover, owners of office properties may be reluctant to sell, resulting in fewer acquisition opportunities. As a result of such increased competition and limited opportunities, we may be unable to acquire additional properties or the purchase price of such properties may be significantly elevated, which may impede our growth and materially and adversely affect us.

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

We intend to continue to sell some of our properties in the future as part of our investment strategy and activities. However, we cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether the price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and close the sale of a property.

Certain of our properties have low tax bases relative to their estimated current fair values, and accordingly, the sale of such assets would generate significant taxable gains unless we sold such properties in a tax-deferred exchange under Section 1031 of the Internal Revenue Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, the net proceeds from the sale of a property must be held by an escrow agent until applied toward the purchase of real estate qualifying for gain deferral. Given the competition for properties meeting our investment criteria, there could be a delay in reinvesting such proceeds. Any delay in using the reinvestment proceeds to acquire additional income producing assets would reduce our operating results.

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

From time to time, we depend on our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt upon maturity. Our ability to borrow under the revolving credit facility also allows us to quickly capitalize on accretive opportunities at short-term interest rates. If our lenders default under their obligations under the revolving credit facility or we become unable to borrow additional funds under the facility for any reason, we would be required to seek alternative equity or debt capital, which could be more costly and adversely impact our financial condition. If such alternative capital were unavailable, we may not be able to make new investments and could have difficulty repaying other debt.

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

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of REIT taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to the Company’s stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including funding debt maturities or growth initiatives.

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

•
Anti-takeover protections of Operating Partnership agreement. Upon a change in control of the Company, the partnership agreement of the Operating Partnership requires certain acquirers to maintain an umbrella partnership real estate investment trust structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Exceptions would require the approval of two-thirds of the limited partners of the Operating Partnership (other than the Company). These provisions may make a change of control transaction involving the Company more complicated and therefore might decrease the likelihood of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Wholly Owned Properties

The following table sets forth information about our Wholly Owned Properties:

	December 31, 2010		December 31, 2009
	Rentable Square Feet	Percent Leased/ Pre-Leased	Rentable Square Feet	Percent Leased/ Pre-Leased
In-Service:
Office (1)	20,502,000	89.9%	20,445,000	88.8%
Industrial	5,827,000	90.4	6,463,000	87.4
Retail	853,000	97.8	869,000	98.0
Total or Weighted Average	27,182,000	90.3%	27,777,000	88.8%

Development:
Completed—Not Stabilized (2)
Office	265,000	13.4%	301,000	46.0%
Industrial	—	—	200,000	50.0
Total or Weighted Average	265,000	13.4%	501,000	47.6%

Total:
Office	20,767,000		20,746,000
Industrial	5,827,000		6,663,000
Retail	853,000		869,000
Total	27,447,000		28,278,000
__________

(1)	Includes a 60,000 square foot office property, which is reflected as development in process in our Consolidated Financial Statements.

(2)
We consider a development project to be stabilized upon the earlier of the original projected stabilization date or the date such project is at least 95% occupied. All of these properties were placed in service at December 31, 2010 and 2009, respectively, as reflected in our Consolidated Financial Statements.

The following table sets forth the net changes in square footage in our in-service Wholly Owned Properties:

	Years Ended December 31,
	2010	2009	2008
	(rentable square feet in thousands)
Office, Industrial and Retail Properties:
Dispositions	(1,309)	(550)	(744)
Developments Placed In-Service	413	751	1,380
Redevelopment/Other	(35)	(17)	(11)
Acquisitions	336	220	135
Net Change in Square Footage of In-Service Wholly Owned Properties	(595)	404	760

The following table sets forth information about our in-service Wholly Owned Properties by segment and by geographic location at December 31, 2010:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office	Industrial	Retail	Total
Raleigh, NC	4,196,000	90.6%	16.1%	—	—	16.1%
Atlanta, GA	5,869,000	90.1	11.0	3.7%	—	14.7
Tampa, FL	2,879,000	90.0	14.5	—	—	14.5
Nashville, TN	3,096,000	89.8	13.3	—	—	13.3
Kansas City, MO	1,504,000	91.3	3.4	—	6.6%	10.0
Memphis, TN	1,920,000	91.0	9.3	—	—	9.3
Richmond, VA	2,231,000	93.4	8.7	—	—	8.7
Piedmont Triad, NC	4,173,000	89.4	5.3	2.8	—	8.1
Greenville, SC	898,000	88.0	3.3	—	—	3.3
Orlando, FL	416,000	85.6	2.0	—	—	2.0
Total	27,182,000	90.3%	86.9%	6.5%	6.6%	100.0%
__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2010 multiplied by 12.

The following table sets forth operating information about our in-service Wholly Owned Properties:

	Average Occupancy	Annualized Cash Rent Per Square Foot (1)
2006	88.5%	$15.89
2007	90.2%	$16.27
2008	91.2%	$17.18
2009	88.2%	$17.53
2010	88.6%	$17.40

__________

(1)
Annualized Cash Rent Per Square Foot is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December of the respective year multiplied by 12, divided by total occupied square footage.

Customers

The following table sets forth information concerning the 20 largest customers of our Wholly Owned Properties at December 31, 2010:

Customer	Rental Square Feet	Annualized Cash Rental Revenue (1)	Percent of Total Annualized Cash Rental Revenue (1)	Weighted Average Remaining Lease Term in Years
		(in thousands)
Federal Government	1,963,435	$41,315	9.66%	7.4
AT&T	789,979	14,967	3.50	3.5
PricewaterhouseCoopers	326,909	8,663	2.03	2.5
State of Georgia	401,473	7,300	1.71	6.4
Healthways	290,689	6,703	1.57	11.6
Metropolitan Life Insurance	296,595	6,164	1.44	7.5
T-Mobile USA	207,517	5,801	1.36	3.2
Lockton Companies	170,743	4,905	1.15	2.9
BB&T	318,744	4,849	1.13	4.1
HCA Corporation	211,411	4,796	1.12	4.4
Syniverse Technologies, Inc.	198,750	4,199	0.98	6.1
RBC Bank	164,271	3,914	0.92	16.2
SCI Services	162,784	3,735	0.87	6.8
Volvo	298,321	3,597	0.84	4.0
Fluor Enterprises, Inc.	190,038	3,513	0.82	1.4
Vanderbilt University	162,283	3,406	0.80	5.0
Jacob’s Engineering Group, Inc.	181,794	3,118	0.73	4.4
Lifepoint Corporate Services	147,489	3,037	0.71	5.0
Wells Fargo/Wachovia	112,348	2,769	0.65	1.7
Icon Clinical Research	102,647	2,499	0.58	5.5
Total	6,698,220	$139,250	32.57%	5.8

__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2010 multiplied by 12.

Land Held for Development

We wholly owned 611 acres of development land at December 31, 2010. We estimate that we can develop approximately 5.8 million and 2.7 million rentable square feet of office and industrial space, respectively, on the 523 acres that we consider core, long-term holdings for our future development needs. Additionally, we are currently developing 172,000 square feet of build-to-suit office space on 11.6 acres of land in one of our joint ventures. Our development land is zoned and available for office and industrial development, and nearly all of the land has utility infrastructure in place. We believe that our commercially zoned and unencumbered land in existing business parks gives us a development advantage over other commercial real estate development companies in many of our markets.

We consider 88 acres of our wholly owned development land at December 31, 2010 to be non-core assets that are not necessary for our foreseeable future development needs. We intend to dispose of such non-core development land through sales to third parties or contributions to joint ventures. Approximately 4.4 acres with a net book value of $1.2 million are under contract to be sold and are included in real estate and other assets, net, held for sale in our Consolidated Financial Statements at December 31, 2010 and 2009.

Other Properties

The following table sets forth information about our stabilized in-service properties in which we own an interest (50.0% or less) by segment and by geographic location at December 31, 2010:

	Rentable Square Feet	Occupancy	Percentage of Annualized Cash Rental Revenue (1)
Market			Office
Orlando, FL	1,853,000	84.6%	42.0%
Kansas City, MO (2)	719,000	83.7	17.5
Atlanta, GA	835,000	75.0	14.9
Raleigh, NC	814,000	93.8	11.7
Richmond, VA (3)	413,000	100.0	8.3
Piedmont Triad, NC	258,000	42.8	1.7
Tampa, FL (4)	205,000	81.5	2.7
Charlotte, NC	148,000	100.0	1.2
Total	5,245,000	83.8%	100.0%

__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2010 multiplied by 12.

(2)
Includes a 12.5% interest in a 261,000 square foot office property owned directly by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements.

(3)	We own a 50.0% interest in this joint venture which is consolidated.

(4)	We own a 20.0% interest in this joint venture which is consolidated.

Lease Expirations

The following tables set forth scheduled lease expirations for existing leases at our in-service and completed – not stabilized Wholly Owned Properties at December 31, 2010:

Office Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2011 (2)	2,340,038	12.7%	$46,508	$19.87	12.5%
2012	2,412,620	13.1	51,043	21.16	13.7
2013	2,564,716	13.8	55,721	21.73	15.0
2014	2,429,916	13.1	50,972	20.98	13.7
2015	2,173,576	11.8	45,717	21.03	12.3
2016	1,661,230	9.0	27,803	16.74	7.5
2017	1,198,875	6.5	22,980	19.17	6.2
2018	908,131	4.9	18,852	20.76	5.1
2019	682,244	3.7	12,765	18.71	3.4
2020	392,167	2.1	9,414	24.01	2.5
Thereafter	1,710,068	9.3	30,018	17.55	8.1
	18,473,581	100.0%	$371,793	$20.13	100.0%

Industrial Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2011 (3)	819,340	15.6%	$4,574	$5.58	16.5%
2012	548,707	10.4	3,192	5.82	11.5
2013	608,368	11.5	3,601	5.92	13.0
2014	886,788	16.9	4,690	5.29	16.8
2015	451,298	8.6	2,040	4.52	7.4
2016	565,443	10.7	2,262	4.00	8.2
2017	208,099	4.0	1,076	5.17	3.9
2018	88,467	1.7	214	2.42	0.8
2019	176,024	3.3	677	3.85	2.4
2020	86,908	1.6	378	4.35	1.4
Thereafter	828,646	15.7	5,030	6.07	18.1
	5,268,088	100.0%	$27,734	$5.26	100.0%

__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2010 multiplied by 12.

(2)	Includes 139,000 square feet of leases that are on a month-to-month basis, which represent 0.4% of total annualized cash rental revenue.

(3)	Includes 79,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

Retail Properties:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
011 (2)	96,555	11.6%	$2,153	$22.30	7.6%
2012	58,292	7.0	2,291	39.30	8.1
2013	67,584	8.1	1,867	27.62	6.6
2014	34,030	4.1	1,616	47.49	5.7
2015	63,726	7.6	3,140	49.27	11.1
2016	62,438	7.5	2,722	43.60	9.7
2017	93,570	11.2	2,052	21.93	7.3
2018	73,157	8.8	3,109	42.50	11.0
2019	96,624	11.6	2,918	30.20	10.4
2020	67,675	8.1	2,095	30.96	7.4
Thereafter	120,748	14.4	4,220	34.95	15.1
	834,399	100.0%	$28,183	$33.78	100.0%

Total:

Lease Expiring	Rentable Square Feet Subject to Expiring Leases	Percentage of Leased Square Footage Represented by Expiring Leases	Annualized Cash Rental Revenue Under Expiring Leases (1)	Average Annual Cash Rental Rate Per Square Foot for Expirations	Percent of Annualized Cash Rental Revenue Represented by Expiring Leases (1)
		($ in thousands)
2011 (3)	3,255,933	13.2%	$53,235	$16.35	12.4%
2012	3,019,619	12.3	56,526	18.72	13.2
2013	3,240,668	13.2	61,189	18.88	14.3
2014	3,350,734	13.7	57,278	17.09	13.4
2015	2,688,600	10.9	50,897	18.93	11.9
2016	2,289,111	9.3	32,787	14.32	7.7
2017	1,500,544	6.1	26,108	17.40	6.1
2018	1,069,755	4.4	22,175	20.73	5.2
2019	954,892	3.9	16,360	17.13	3.8
2020	546,750	2.2	11,887	21.74	2.8
Thereafter	2,659,462	10.8	39,268	14.77	9.2
	24,576,068	100.0%	$427,710	$17.40	100.0%

__________

(1)
Annualized Cash Rental Revenue is cash rental revenue (base rent plus additional rent based on the level of operating expenses, excluding straight-line rent) for the month of December 2010 multiplied by 12.

(2)	Includes 4,000 square feet of leases that are on a month-to-month basis, which represent less than 0.1% of total annualized cash rental revenue.

(3)	Includes 222,000 square feet of leases that are on a month-to-month basis, which represent 0.5% of total annualized cash rental revenue.

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

Name	Age	Position and Background
Edward J. Fritsch	52
Director, President and Chief Executive Officer.
Mr. Fritsch has been a director since January 2001.  Mr. Fritsch became our chief executive officer and chair of the investment committee of our board of directors on July 1, 2004 and our president in December 2003. Prior to that, Mr. Fritsch was our chief operating officer from January 1998 to July 2004 and was a vice president and secretary from June 1994 to January 1998. Mr. Fritsch joined our predecessor in 1982 and was a partner of that entity at the time of our initial public offering in June 1994. Mr. Fritsch is a member of the National Association of Real Estate Investment Trusts (“NAREIT”) Board of Governors and chair of its audit committee, past chair of the University of North Carolina Board of Visitors, trustee of the North Carolina Symphony, director and president of the YMCA of the Triangle, director of Capital Associated Industries, Inc. and member of its audit committee and member of Wachovia’s Central Regional Advisory Board.

Michael E. Harris	61
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

Terry L. Stevens	62
Senior Vice President and Chief Financial Officer.
Prior to joining us in December 2003, Mr. Stevens was executive vice president, chief financial officer and trustee for Crown American Realty Trust, a public REIT. Before joining Crown American Realty Trust, Mr. Stevens was director of financial systems development at AlliedSignal, Inc., a large multi-national manufacturer. Mr. Stevens was also an audit partner with Price Waterhouse for seven years. Mr. Stevens currently serves as trustee, chairman of the Audit Committee and member of the Investment and Finance Committee of First Potomac Realty Trust, a public REIT. Mr. Stevens is a member of the American and the Pennsylvania Institutes of Certified Public Accountants.

Jeffrey D. Miller	40
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low stock prices per share reported on the NYSE and dividends paid per share:

	2010			2009
Quarter Ended	High	Low	Dividend	High	Low	Dividend
March 31	$33.98	$27.09	$0.425	$27.47	$15.53	$0.425
June 30	33.87	27.57	0.425	26.84	19.79	0.425
September 30	33.25	26.25	0.425	34.09	19.35	0.425
December 31	35.38	29.39	0.425	35.24	26.60	0.425

On December 31, 2010, the last reported stock price of the Common Stock on the NYSE was $ 31.85 per share and the Company had 1,005 common stockholders of record. There is no public trading market for the Common Units. On December 31, 2010, the Operating Partnership had 116 holders of record of Common Units (other than the Company). At December 31, 2010, there were 71.7 million shares of Common Stock outstanding and 3.8 million Common Units outstanding not owned by the Company.

Because the Company is a REIT, the partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to distribute to its stockholders at least 90.0% of its REIT taxable income, excluding net capital gains. See “Item 1A. Risk Factors – Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives.”

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

•	scheduled increases in base rents of existing leases;

•	changes in rents attributable to the renewal of existing leases or replacement leases;

•	changes in occupancy rates at existing properties and execution of leases for newly acquired or developed properties;

•	operating expenses;

•	anticipated leasing capital expenditures attributable to the renewal of existing leases or replacement leases;

•	anticipated building improvements; and

•	expected cash flows from financing and investing activities.

The following stock price performance graph compares the performance of our Common Stock to the S&P 500, the Russell 2000 and the FTSE NAREIT All Equity REITs Index. The stock price performance graph assumes an investment of $100 in our Common Stock and the three indices on December 31, 2005 and further assumes the reinvestment of all dividends. Equity REITs are defined as those that derive more than 75.0% of their income from equity investments in real estate assets. The FTSE NAREIT All Equity REITs Index includes all REITs not designated as Timber REITs listed on the NYSE, the American Stock Exchange or the NASDAQ National Market System. Stock price performance is not necessarily indicative of future results.

	For the Period from December 31, 2005 to December 31,
Index	2006	2007	2008	2009	2010
Highwoods Properties, Inc.	150.55	113.41	111.78	145.77	147.26
S&P 500	115.79	122.16	76.96	97.33	111.99
Russell 2000	118.37	116.51	77.15	98.11	124.46
FTSE NAREIT All Equity REITs Index	135.06	113.87	70.91	90.76	116.13

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

During 2010, cash dividends on Common Stock totaled $1.70 per share, $0.85 of which represented return of capital and $0.44 represented capital gains for income tax purposes. The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $0.32 per share in 2010.

During the fourth quarter of 2010, the Company issued an aggregate of 3,163 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

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

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their cash compensation for the purchase of Common Stock. At the end of each three-month offering period, each participant’s account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that is calculated at 85.0% of the average closing price on the NYSE on the five consecutive days preceding the last day of the quarter.

Information about the Company’s equity compensation plans and other related stockholder matters is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The operating results of the Company for the years ended December 31, 2009, 2008, 2007 and 2006 have been revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation. The information in the following table should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Rental and other revenues	$463,321	$450,154	$445,268	$412,688	$384,121

Income from continuing operations	$71,978	$47,431	$38,608	$50,128	$28,371

Income from continuing operations available for common stockholders	$61,482	$38,318	$24,889	$31,257	$8,264

Net income	$72,303	$61,694	$35,610	$97,095	$57,527

Net income available for common stockholders	$61,790	$51,778	$22,080	$74,983	$34,878

Earnings per common share – basic:
Income from continuing operations available for common stockholders	$0.86	$0.56	$0.42	$0.55	$0.15
Net income	$0.86	$0.76	$0.37	$1.32	$0.64

Earnings per common share – diluted:
Income from continuing operations available for common stockholders	$0.86	$0.56	$0.42	$0.55	$0.15
Net income	$0.86	$0.76	$0.37	$1.31	$0.64

Dividends declared and paid per common share	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2010	2009	2008	2007	2006
Total assets	$2,871,835	$2,887,101	$2,946,170	$2,926,955	$2,844,853
Mortgages and notes payable	$1,522,945	$1,469,155	$1,604,685	$1,641,987	$1,465,129
Financing obligations	$33,114	$37,706	$34,174	$35,071	$35,530

The operating results of the Operating Partnership for the years ended December 31, 2009, 2008, 2007 and 2006 have been revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation. The information in the following table should be read in conjunction with the Operating Partnership’s audited Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein ($ in thousands, except per unit data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Rental and other revenues	$463,321	$450,154	$445,268	$412,688	$384,121

Income from continuing operations	$71,951	$47,377	$38,481	$49,387	$28,174

Income from continuing operations available for common unitholders	$64,758	$40,658	$26,528	$32,946	$8,703

Net income	$72,276	$61,640	$35,483	$94,895	$56,912

Net income available for common unitholders	$65,083	$54,921	$23,530	$78,454	$37,441

Earnings per common unit – basic:
Income from continuing operations available for common unitholders	$0.87	$0.57	$0.42	$0.54	$0.15
Net income	$0.87	$0.77	$0.37	$1.29	$0.63

Earnings per common unit – diluted:
Income from continuing operations available for common unitholders	$0.87	$0.57	$0.42	$0.54	$0.14
Net income	$0.87	$0.77	$0.37	$1.28	$0.61

Distributions declared and paid per common unit	$1.70	$1.70	$1.70	$1.70	$1.70

	December 31,
	2010	2009	2008	2007	2006
Total assets	$2,870,671	$2,885,738	$2,944,856	$2,925,804	$2,837,649
Mortgages and notes payable	$1,552,945	$1,469,155	$1,604,685	$1,641,987	$1,464,266
Financing obligations	$33,114	$37,706	$34,174	$35,071	$35,530

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. The Operating Partnership is managed by the Company, its sole general partner. At December 31, 2010, we owned or had an interest in 330 in-service office, industrial and retail properties, encompassing approximately 32.4 million square feet, 96 rental residential units and 26 for-sale residential condominiums, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements. As of that date, we also owned or had an interest in development land and other properties under development as described under “Item 1. Business” and “Item 2. Properties.” We are based in Raleigh, NC, and our properties and development land are located in Florida, Georgia, Maryland, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia.

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

Disclosure Regarding Forward-Looking Statements

Some of the information in this Annual Report may contain forward-looking statements. Such statements include, in particular, statements about our plans, strategies and prospects under this section and under the heading “Item 1. Business.” You can identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statement:

•	the financial condition of our customers could deteriorate;

•	we may not be able to lease or release second generation space, defined as previously occupied space that becomes available for lease, quickly or on as favorable terms as old leases;

•	we may not be able to lease our newly constructed buildings as quickly or on as favorable terms as originally anticipated;

•	we may not be able to complete development, acquisition, reinvestment, disposition or joint venture projects as quickly or on as favorable terms as anticipated;

•	development activity by our competitors in our existing markets could result in an excessive supply of office, industrial and retail properties relative to customer demand;

•	our markets may suffer declines in economic growth;

•	unanticipated increases in interest rates could increase our debt service costs;

•	unanticipated increases in operating expenses could negatively impact our operating results;

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

Executive Summary

The Company is a fully-integrated, self-administered and self-managed equity REIT and one of the largest owners and operators of office, industrial and retail properties in nine markets in the Southeastern and Midwestern United States. Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the better submarkets in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•
developing and acquiring office properties in in-fill and central business district locations that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core holdings primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in Florida, Georgia, North Carolina and Tennessee are and will continue to be important determinative factors in predicting our future operating results.

The key components affecting our rental and other revenues are average occupancy, rental rates, new developments placed in service, acquisitions and dispositions. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower economic growth, when new vacancies tend to outpace our ability to lease space. Asset acquisitions, dispositions and new developments placed in service directly impact our rental revenues and could impact our average occupancy, depending upon the occupancy rate of the properties that are acquired, sold or placed in service. A further indicator of the predictability of future revenues is the expected lease expirations of our portfolio. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also must concentrate our leasing efforts on renewing leases on expiring space. For more information regarding our lease expirations, see “Item 2. Properties – Lease Expirations.” We expect average occupancy to be slightly higher in 2011 as compared to 2010.

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The average rental rate per square foot on second generation renewal and re-let leases signed in our Wholly Owned Properties compared to the rent under the previous leases (based on straight line rental rates) was slightly higher in 2010 as compared to 2009. We expect this slight improvement to continue in 2011. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby the Company’s Board of Directors must approve in advance any customer who would account for more than 3% of our annualized revenues on a pro forma basis. Currently, no customer accounts for more than 3% of our annualized revenues other than the federal government, which accounts for 9.7% of our annualized revenues, and AT&T, which accounts for 3.5% of our annualized revenues. See “Item 2. Properties – Customers.”

Our expenses primarily consist of rental property expenses, depreciation and amortization, general and administrative expenses and interest expense. From time to time, expenses also include impairments of assets held for use. Rental property expenses are expenses associated with our ownership and operation of rental properties and include expenses that vary somewhat proportionately to occupancy levels, such as common area maintenance and utilities, and expenses that do not vary based on occupancy, such as property taxes and insurance. Depreciation and amortization is a non-cash expense associated with the ownership of real property and generally remains relatively consistent each year, unless we buy, place in service or sell assets, since we depreciate our properties and related building and tenant improvement assets on a straight-line basis over a fixed life. General and administrative expenses, net of amounts capitalized, consist primarily of management and employee salaries and other personnel costs, corporate overhead and long-term incentive compensation.

We anticipate commencing up to $200 million of new development in 2011. Any such projects would not be placed in service until 2012 or beyond. We also anticipate acquiring up to $200 million of new properties and selling up to $75 million of non-core properties in 2011.

We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of December 31, 2010, our mortgages and notes payable represented 41.1% of the undepreciated book value of our assets. We expect this ratio to remain under 50% during 2011.

Results of Operations

Comparison of 2010 to 2009

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.9% higher in 2010 as compared to 2009 primarily due to the acquisitions of an office property in Memphis, TN in 2010 and an office property in Tampa, FL in 2009, the contribution of development properties recently placed in service and slightly higher average occupancy. We expect 2011 rental and other revenues, adjusted for any discontinued operations, to increase over 2010 due to slightly higher average occupancy as a result of slowly improving economic conditions and the full year contribution of acquisitions closed and development projects delivered during 2010.

Operating Expenses

Rental property and other expenses were 1.0% higher in 2010 as compared to 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service, offset by lower expenses resulting from management’s continuing efforts to reduce operating expenses in our same property portfolio. We expect 2011 rental property and other expenses, adjusted for any discontinued operations, to increase over 2010 due to the full year contribution of acquisitions closed and development projects delivered during 2010. Same property operating expenses are expected to be slightly higher in 2011 as compared to 2010.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was higher at 64.5% in 2010 as compared to 63.8% in 2009. Operating margin is expected to be similar in 2011 as compared to 2010.

Depreciation and amortization was 4.4% higher in 2010 as compared to 2009 primarily due to our recent acquisition activity and the contribution of development properties recently placed in service.

We recorded impairment of assets held for use of $2.6 million in 2009 related to four office properties located in Winston-Salem, NC. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were 10.2% lower in 2010 as compared to 2009 primarily due to lower incentive compensation, a decrease in the value of marketable securities held under our non-qualified deferred compensation plan, and lower expenses from management’s continuing efforts to reduce general and administrative expenses. We anticipate continued reductions in general and administrative expenses in 2011, adjusted for changes in value of marketable securities held under our deferred compensation plan.

Other Income

Other income was $3.9 million lower in 2010 as compared to 2009 primarily due to a decrease in the value of marketable securities held under our non-qualified deferred compensation plan and gains on debt extinguishment and favorable cash settlement of a real estate related legal claim in 2009. We anticipate other income will be slightly higher in 2011 as compared to 2010 due to the full year impact of interest income related to seller financing provided to the buyers of certain non-core assets in 2010.

Interest Expense

Interest expense was 7.6% higher in 2010 as compared to 2009 primarily due to lower capitalized interest from decreased development in process, higher average interest rates and higher fees on our new revolving credit facility partially offset by lower average debt balances and lower swap interest expense. We anticipate interest expense will increase modestly in 2011 due to slightly higher average debt balances from the assumption of debt related to the acquisition of an office property in Memphis, TN, higher average floating interest rates and higher interest expense on our new $200.0 million bank term loan compared to our $137.5 million term loan that is scheduled to mature later in the first quarter of 2011.

Gains on For-Sale Residential Condominiums

In 2010 and 2009, gains on for-sale residential condominiums aggregated $0.3 million and $0.9 million, respectively, resulting from sales of majority-owned residential condominiums. Our partner’s interest in these gains was $(0.4) million and $(0.5) million, respectively, and was recorded as noncontrolling interests in consolidated affiliates. Our partner’s estimated economic interest decreased from 14% at December 31, 2009 to 7% during the year ended December 31, 2010 due to changes in the projected timing of sales and related gains resulting in the allocation of a loss to the partner’s non-controlling interest. On December 31, 2010, we acquired our partner’s interest for $0.5 million. We have 25 for-sale residential condominiums as of February 2, 2011. We anticipate these condominiums will be sold over the next 24 months.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million higher in 2010 as compared to 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in 2010.

Discontinued Operations

The Company classified income of $0.3 million and $14.3 million as discontinued operations in 2010 and 2009, respectively. These amounts relate to 1.9 million square feet of office, industrial and retail properties sold during 2010 and 2009. The $14.3 million of income in 2009 includes impairment of $11.0 million on certain of these properties and gains on disposition of $21.5 million on certain other of these properties.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.6 million lower in 2010 as compared to 2009 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in 2010 and our proportionate share of a gain on disposition of property in one of our joint ventures in 2009. Equity in earnings of unconsolidated affiliates is expected to be lower in 2011 compared to 2010 due to the full year impact of the Des Moines sale and lower average occupancy in our remaining joint ventures.

Comparison of 2009 to 2008

Rental and Other Revenues

Rental and other revenues from continuing operations were 1.1% higher in 2009 as compared to 2008 primarily due to the contribution of development properties placed in service in 2008 and 2009, the acquisitions of an office property in Memphis, TN in 2008 and an office property in Tampa, FL in 2009 and higher average rental rates, partly offset by lower revenues in our same property portfolio from lower average occupancy in 2009.

Operating Expenses

Rental property and other expenses were 1.8% higher in 2009 as compared to 2008 primarily due to our acquisition activity and the contribution of development properties placed in service in 2008 and 2009, partly offset by lower expenses from management’s efforts to reduce operating expenses in our same property portfolio. The overall reduction in same property operating expenses was partly offset by higher real estate taxes and utility rate increases.

Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly lower at 63.8% in 2009 as compared to 64.1% in 2008.

Depreciation and amortization was 5.9% higher in 2009 as compared to 2008 primarily due to our acquisition activity and the contribution of development properties placed in service in 2008 and 2009.

We recorded impairment of assets held for use of $2.6 million and $3.4 million in 2009 and 2008, respectively, related to four office properties located in Winston-Salem, NC.

General and administrative expenses were 3.6% lower in 2009 as compared to 2008 primarily due to lower salaries, benefits and incentive compensation mostly from reduced headcount and lower expenses from unsuccessful development projects. Partly offsetting this decrease was an increase in the value of marketable securities held under our deferred compensation plan and lower capitalization of development and leasing costs.

Other Income

Other income was $5.7 million higher in 2009 as compared to 2008 primarily due to the year-over-year change in the valuation adjustment of marketable securities held under our non-qualified deferred compensation plan, favorable cash settlement of a real estate-related legal claim and gains on the extinguishment of certain outstanding bonds.

Interest Expense

Interest expense was 11.9% lower in 2009 as compared to 2008 primarily due to lower average outstanding borrowings during 2009 mostly due to the application of proceeds of our sales of Common Stock in September 2008 and June 2009 to pay down debt and lower average floating interest rates, partly offset by lower capitalized interest resulting from decreased development in process.

Gains on For-Sale Residential Condominiums

In 2009 and 2008, gains on for-sale residential condominiums aggregated $0.9 million and $5.6 million, respectively, resulting from sales of majority-owned residential condominiums and related forfeitures of earnest money deposits. Our partner’s interest in these gains was $(0.5) million and $1.3 million, respectively. Our partner’s estimated economic interest decreased from 25% at December 31, 2008 to 14% at December 31, 2009 due to changes in the projected timing of sales and related gains resulting in the allocation of a loss to the partner’s non-controlling interest in 2009.

Discontinued Operations

The Company classified income/(loss) of $14.3 million and $(3.0) million as discontinued operations in 2009 and 2008, respectively. These amounts relate to 2.6 million square feet of office, industrial and retail properties and 13 rental residential units sold during 2010, 2009 and 2008. These balances include impairment of $11.0 million and $29.4 million on certain of these properties and $21.5 million and $18.5 million of gains on disposition of certain other of these properties in 2009 and 2008, respectively.

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

Net income attributable to noncontrolling interests in consolidated affiliates was $2.0 million lower in 2009 as compared to 2008 primarily due to lower gains on for-sale residential condominiums.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Years Ended December 31,
	2010	2009	Change
Cash Provided By Operating Activities	$190,537	$189,120	$1,417
Cash (Used In) Investing Activities	(78,155)	(61,824)	(16,331)
Cash (Used In) Financing Activities	(121,875)	(117,354)	(4,521)
Total Cash Flows	$(9,493)	$9,942	$(19,435)

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

Cash provided by operating activities was $1.4 million higher in 2010 as compared to 2009 primarily due to cash rents from recently acquired buildings and development properties recently placed in service, partly offset by the impact of dispositions and lower cash rents in our same property portfolio.

Cash used in investing activities was $16.3 million higher in 2010 as compared to 2009 primarily due to higher leasing capital expenditures, higher acquisitions and lower dispositions in 2010, partly offset by lower development activities in 2010.

Cash used in financing activities was $4.5 million higher in 2010 as compared to 2009 primarily due to higher dividends resulting from a higher number of outstanding shares of Common Stock in 2010 from our May 2009 equity offering.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	December 31,
	2010	2009
Mortgages and notes payable, at recorded book value	$1,522,945	$1,469,155
Financing obligations	$33,114	$37,706
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	71,690	71,285
Common Units outstanding (not owned by the Company)	3,794	3,891

Per share stock price at year end	$31.85	$33.35
Market value of Common Stock and Common Units	$2,404,165	$2,507,120
Total market capitalization	$4,041,816	$4,095,573

Our mortgages and notes payable represented 37.7% of our total market capitalization and were comprised of $754.4 million of secured indebtedness with a weighted average interest rate of 6.14% and $768.5 million of unsecured indebtedness with a weighted average interest rate of 5.35%. At December 31, 2010, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and secured construction credit facility (which had $379.5 million and $17.9 million of availability, respectively, at February 2, 2011). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with cash available from borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

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

Distributions

To maintain its qualification as a REIT, the Company must pay dividends to stockholders that are at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to distribute at least enough cash for the Company to be able to pay such dividends. The Company’s REIT taxable income, as determined by the federal tax laws, does not equal its net income under US generally accepted accounting principles (“GAAP”). In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, are subject to federal and state income tax unless such gains are distributed to stockholders.

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

Financing Activity

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $30.0 million and $20.0 million outstanding under our revolving credit facility at December 31, 2010 and February 2, 2011, respectively. At both December 31, 2010 and February 2, 2011, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2010 and February 2, 2011 was $369.5 million and $379.5 million, respectively.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at December 31, 2010, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at December 31, 2010 and February 2, 2011.

On February 2, 2011, we obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The funding of this loan will occur on February 25, 2011 and the proceeds will be used on such date to pay off at maturity a $137.5 million unsecured bank term loan, amounts then outstanding under our revolving credit facility and for general corporate purposes.

In 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance then outstanding on the mortgage payable secured by our 96 rental residential units to unencumber these assets for a planned development project. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment in 2010.

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

Our revolving credit facility and bank terms require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $391.0 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Contractual Obligations

The following table sets forth a summary regarding our known contractual obligations, including required interest payments for those items that are interest bearing, at December 31, 2010 ($ in thousands):

		Amounts due during years ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Mortgages and Notes Payable:
Principal payments (1)	$1,522,945	$201,375	$224,649	$272,922	$34,841	$42,005	$747,153
Interest payments	382,826	85,525	69,467	61,062	51,703	51,334	63,735
Financing Obligations:
SF-HIW Harborview Plaza, LP financing obligation	10,232	—	—	—	10,232	—	—
Tax increment financing bond	14,258	1,193	1,277	1,365	1,460	1,561	7,402
Capitalized ground lease obligation (2)	1,240	—	—	—	—	1,240	—
Interest on financing obligations (3)	5,684	1,042	963	880	791	683	1,325
Capitalized Lease Obligations	175	125	42	8	—	—	—
Purchase Obligations:
Completion contracts (4)	8,637	8,637	—	—	—	—	—
Operating Lease Obligations:
Operating ground leases	35,757	1,129	1,150	1,171	1,193	1,217	29,897
Other Long Term Obligations:
DLF I obligation	1,388	567	578	243	—	—	—
Total	$1,983,142	$299,593	$298,126	$337,651	$100,220	$98,040	$849,512

__________

(1)	Does not reflect a one-year extension option related to outstanding amounts on our $70.0 million secured construction facility.

(2)	Assumes that we will exercise our purchase option in 2015. The ground lease contractually extends through 2022.

(3)
Does not include interest on the SF-HIW Harborview Plaza, LP financing obligation, which cannot be reasonably estimated for future periods. The interest expense on this financing obligation was $1.1 million, $0.8 million and $1.6 million in 2010, 2009 and 2008, respectively.

(4)	Relates to payments to be made under current contracts for various development/construction projects.

The interest payments due on mortgages and notes payable are based on the stated rates for the fixed rate debt and on the rates in effect at December 31, 2010 for the variable rate debt. The weighted average interest rate on the fixed and variable rate debt was 6.43% and 1.51%, respectively, at December 31, 2010. For additional information about our mortgages and notes payable, see Note 6 to our Consolidated Financial Statements.

For additional information about our financing obligations, see Note 8 to our Consolidated Financial Statements. For additional information about purchase obligations, operating lease obligations and other long term obligations, see Note 9 to our Consolidated Financial Statements.

Off Balance Sheet Arrangements

We generally account for our investments in less than majority owned joint ventures, partnerships and limited liability companies using the equity method. As a result, these joint ventures are not included in our Consolidated Financial Statements, other than as investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates.

At December 31, 2010, our unconsolidated joint ventures had $672.7 million of total assets and $451.1 million of total liabilities. Our weighted average equity interest based on the total assets of these unconsolidated joint ventures was 34.0%. During 2010, these unconsolidated joint ventures earned $3.6 million of aggregate net income, of which our share was $1.5 million. Additionally, we recorded $2.4 million of purchase accounting and other adjustments related primarily to management and leasing fees in equity in earnings of unconsolidated affiliates. For additional information about our unconsolidated joint venture activity, see Note 4 to our Consolidated Financial Statements.

At December 31, 2010, our unconsolidated joint ventures had $424.8 million of outstanding mortgage debt. The following table sets forth the scheduled maturities of the Company’s proportionate share of the outstanding debt of its unconsolidated joint ventures at December 31, 2010 ($ in thousands):

2011	$4,124
2012	22,901
2013	23,830
2014 (1)	64,475
2015	1,139
Thereafter (2)	34,229
$150,698

__________

(1)
Includes our 22.81% portion of a $38.7 million mortgage payable which is callable at the lender’s sole discretion on either of the following call dates: May 1, 2014, 2019 or 2024, by giving written notice at least six months prior to the elected call date.

(2)
Includes our 12.5% portion of a $10.6 million mortgage payable related to an equity method investee owned directly by the Company, which is included in the Company’s Consolidated Financial Statements but not included in the Operating Partnership’s Consolidated Financial Statements.

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and operating results would not be adversely affected unless the buyer defaults on its indemnification obligation.

In connection with the disposition of six industrial properties in Piedmont Triad, NC in the second quarter of 2010, we entered into a limited rent guarantee agreement with the buyer relating to an existing 237,500 square foot lease with one customer, who has leased space in the properties for 14 years. This agreement guarantees the payment of rent for an approximate two-year period from March 2011 through June 2013 in the event the customer exercises its limited termination right. As of December 31, 2010, our maximum exposure under this rent guarantee agreement was approximately $0.7 million. No accrual has been recorded for this guarantee because we have concluded that a loss is not probable.

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

As a result, we established a financing obligation equal to the $12.7 million net equity contributed by the other partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the original financing obligation or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $10.2 million and $12.2 million at December 31, 2010 and 2009, respectively. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books. At such time as the put option expires or is otherwise terminated, we will record the transaction as a partial sale and recognize gain accordingly.

- Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to a wholly owned office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond in a privately negotiated transaction in 2007 (see Note 11 to our Consolidated Financial Statements).

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

Interest Rate Hedging Activities

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock or similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. At December 31, 2010, we have no outstanding interest rate hedge contracts.

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

The policies used in the preparation of our Consolidated Financial Statements are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2010. However, certain of our significant accounting policies contain an increased level of assumptions used or estimates made in determining their impact in our Consolidated Financial Statements. Management has reviewed and determined the appropriateness of our critical accounting policies and estimates with the audit committee of the Company’s Board of Directors.

We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:

•	Real estate and related assets;

•	Impairment of long-lived assets and investments in unconsolidated affiliates;

•	Sales of real estate;

•	Rental and other revenues; and

•	Allowance for doubtful accounts.

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

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred financing and leasing costs or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the accrued below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in deferred financing and leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use or as long-lived assets held for sale. Real estate is classified as held for sale when the Company’s Board of Directors, or its investment committee has approved the sale of the asset, a legally enforceable contract has been executed and the buyer’s due diligence period has expired.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances (such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset to non-core which impacts the anticipated holding period or market value less than cost) indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis is generally performed at the property level, except when an asset is part of an interdependent group (e.g. office park) and consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset (group) when development is substantially complete.

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

We record assets held for sale (including for-sale residential condominiums) at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss is the amount by which the carrying amount exceeds the estimated fair value.

We analyze our investments in unconsolidated affiliates for impairment. Such analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

Rental and Other Revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent, is accrued when the contingency is removed. Termination fee income is recognized as revenue at the later of when the customer has vacated the space or the lease has expired and the following conditions are met: a fully executed lease termination agreement has been delivered; the amount of the fee is determinable; and collectability of the fee is reasonably assured. Rental revenue reductions related to co-tenancy lease provisions, if any, are accrued when events have occurred that trigger such provisions.

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

Allowance for Doubtful Accounts

Accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and adjust the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. The allowance and its related receivable are written-off when we have concluded there is a low probability of collection.

Non-Gaap Measures - FFO and NOI

The Company believes that Funds from Operations (“FFO”) and FFO per share are beneficial to management and investors and are important indicators of the performance of any equity REIT. Because FFO and FFO per share calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets, which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful life estimates, they facilitate comparisons of operating performance between periods and between other REITs. Management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient on a standalone basis. As a result, management believes that the use of FFO and FFO per share, together with the required GAAP presentations, provide a more complete understanding of the Company’s performance relative to its competitors and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.

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

The Company’s presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is calculated as follows:

•	Net income/(loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Less net income attributable to noncontrolling interests in consolidated affliates;

•	Plus depreciation and amortization of real estate assets;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales and noncontrolling interests in consolidated affiliates, related to discontinued operations.

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

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Years Ended December 31,
	2010		2009		2008
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$72,303		$61,694		$35,610
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,320)		(3,197)		(1,577)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(485)		(11)		(2,041)
Dividends on preferred stock	(6,708)		(6,708)		(9,804)
Excess of preferred stock redemption/repurchase cost over carrying value	—		—		(108)
Net income available for common stockholders	61,790	$0.86	51,778	$0.76	22,080	$0.37
Add/(Deduct):
Depreciation and amortization of real estate assets	134,058	1.78	128,130	1.77	120,890	1.90
(Gains) on disposition of depreciable properties	(74)	—	(127)	—	(126)	—
(Gains) on disposition of investment in unconsolidated affiliates	(25,330)	(0.34)	—	—	—	—
Net income attributable to noncontrolling interests in the Operating Partnership	3,320	—	3,197	—	1,577	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	10,471	0.14	12,839	0.18	12,751	0.20
(Gains) on disposition of depreciable properties	—	—	(781)	(0.01)	—	—
Discontinued operations:
Depreciation and amortization of real estate assets	365	—	1,855	0.03	4,785	0.08
(Gains) on disposition of depreciable properties	(174)	—	(21,843)	(0.30)	(18,485)	(0.29)
Funds from operations	$184,426	$2.44	$175,048	$2.43	$143,472	$2.26

Weighted average shares outstanding (1)	75,578		72,079		63,492

__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are beneficial to management and investors and are important indicators of the performance of any equity REIT. Management believes that NOI is a useful supplemental measure of the Company’s property operating performance because it provides a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines same property NOI as NOI for the Company’s in-service properties that were wholly-owned during the entirety of the periods presented. Other REITs may use different methodologies to calculate NOI and same property NOI and accordingly the Company’s NOI and same property NOI may not be comparable to other REITs.

The following table sets forth the Company’s NOI and same property NOI:

	Years Ended December 31,
	2010	2009
Income from continuing operations before disposition of property, condominimums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$42,477	$40,822
Other income	(5,657)	(9,549)
Interest expense	93,372	86,805
General and administrative expense	32,948	36,682
Impairment of assets held for use	—	2,554
Depreciation and amortization expense	135,793	130,028
Net operating income from continuing operations	298,933	287,342
Less – non same property and other net operating income	28,148	16,651
Total same property net operating income from continuing operations	$270,785	$270,691

Rental and other revenues	$463,321	$450,154
Rental property and other expenses	164,388	162,812
Total net operating income from continuing operations	298,933	287,342
Less – non same property and other net operating income	28,148	16,651
Total same property net operating income from continuing operations	$270,785	$270,691

Total same property net operating income from continuing operations	$270,785	$270,691
Less – straight line rent and lease termination fees	9,599	1,775
Same property cash net operating income from continuing operations	$261,186	$268,916

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

At December 31, 2010, we had $1,295.8 million principal amount of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2010 was $1,353.8 million. If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt at December 31, 2010 would have been approximately $52.0 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt at December 31, 2010 would have been approximately $55.0 million higher.

At December 31, 2010, we had $229.6 million principal amount of variable rate debt outstanding. The estimated aggregate fair market value of this debt at December 31, 2010 was $227.7 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher or lower at December 31, 2010, our interest expense relating to this debt would have decreased or increased by approximately $2.3 million.

We have no outstanding interest rate hedge contracts at December 31, 2010.

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

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting at December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2010, the Company’s internal control over financial reporting was effective. Deloitte & Touche LLP, our independent registered public accounting firm, has issued their attestation report, which is included below, on the effectiveness of the Company’s internal control over financial reporting at December 31, 2010.

Management’s Annual Report on The Operating Partnership’s Internal Control Over Financial Reporting

The Operating Partnership is also required to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision of the Company’s CEO and CFO, we conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting at December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have concluded that, at December 31, 2010, the Operating Partnership’s internal control over financial reporting was effective. SEC rules do not require us to obtain an attestation report of Deloitte & Touche LLP on the effectiveness of the Operating Partnership’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the internal control over financial reporting of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on the Company’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 9, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2011

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in the Operating Partnership’s internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Disclosure Controls And Procedures

SEC rules also require us to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our annual and periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined in Rule 13a-15(e) under the Exchange Act, disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report. The Company’s CEO and CFO also concluded that the Operating Partnership’s disclosure controls and procedures were effective at the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the Company’s executive officers and directors and the code of ethics that applies to the Company’s chief executive officer and senior financial officers, which is posted on our website, is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2011. See Item X in Part I of this Annual Report for biographical information regarding the Company’s executive officers. The Company is the sole general partner of the Operating Partnership.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of the Company’s directors and executive officers is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about the beneficial ownership of Common Stock and the Company’s equity compensation plans is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions and the independence of the Company’s directors is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about fees paid to and services provided by our independent registered public accounting firm is incorporated herein by reference to the Company’s Proxy Statement to be filed in connection with its annual meeting of stockholders to be held on May 12, 2011.

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

10.3	2009 Long-Term Equity Incentive Plan (filed as part of the Company’s Current Report on Form 8-K dated May 13, 2009)

10.4	Form of warrants to purchase Common Stock of the Company (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

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

10.11	Highwoods Properties, Inc. Amended and Restated Employee Stock Purchase Plan (filed as part of the Company’s Current Report on Form 8-K dated May 12, 2010)

10.12	Amendment No. 1 to the Amended and Restated Employee Stock Purchase Plan of the Company

10.13	Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein

Exhibit Number	Description

12.1	Statement re: Computation of Ratios of the Company

12.2	Statement re: Computation of Ratios of the Operating Partnership

21	Schedule of Subsidiaries (filed as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

23.1	Consent of Deloitte & Touche LLP for the Company

23.2	Consent of Deloitte & Touche LLP for the Operating Partnership

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

101
The following financial information from the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

__________

All other schedules are omitted because they are not applicable or because the required information is included in our Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Highwoods Properties, Inc.
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Properties, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Properties, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2011

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets:
Real estate assets, at cost:
Land	$347,876	$350,537
Buildings and tenant improvements	2,895,779	2,880,632
Development in process	4,524	—
Land held for development	108,670	104,148
	3,356,849	3,335,317
Less-accumulated depreciation	(835,165)	(781,073)
Net real estate assets	2,521,684	2,554,244
For-sale residential condominiums	8,225	12,933
Real estate and other assets, net, held for sale	1,249	5,031
Cash and cash equivalents	14,206	23,699
Restricted cash	4,399	6,841
Accounts receivable, net of allowance of $3,595 and $2,810, respectively	20,716	21,069
Mortgages and notes receivable, net of allowance of $868 and $698, respectively	19,044	3,143
Accrued straight-line rents receivable, net of allowance of $2,209 and $2,443, respectively	93,435	82,600
Investment in unconsolidated affiliates	63,607	66,077
Deferred financing and leasing costs, net of accumulated amortization of $59,383 and $52,129, respectively	85,059	73,517
Prepaid expenses and other assets	40,211	37,947
Total Assets	$2,871,835	$2,887,101

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,522,945	$1,469,155
Accounts payable, accrued expenses and other liabilities	106,716	117,328
Financing obligations	33,114	37,706
Total Liabilities	1,662,775	1,624,189
Commitments and Contingencies
Noncontrolling interests in the Operating Partnership	120,838	129,769
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
71,690,487 and 71,285,303 shares issued and outstanding	717	713
Additional paid-in capital	1,766,886	1,751,398
Distributions in excess of net income available for common stockholders	(761,785)	(701,932)
Accumulated other comprehensive loss	(3,648)	(3,811)
Total Stockholders’ Equity	1,083,762	1,127,960
Noncontrolling interests in consolidated affiliates	4,460	5,183
Total Equity	1,088,222	1,133,143
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,871,835	$2,887,101

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Rental and other revenues	$463,321	$450,154	$445,268
Operating expenses:
Rental property and other expenses	164,388	162,812	159,984
Depreciation and amortization	135,793	130,028	122,835
Impairment of assets held for use	—	2,554	3,407
General and administrative	32,948	36,682	38,043
Total operating expenses	333,129	332,076	324,269
Interest expense:
Contractual	87,726	81,982	92,858
Amortization of deferred financing costs	3,385	2,760	2,716
Financing obligations	2,261	2,063	2,918
	93,372	86,805	98,492
Other income:
Interest and other income	6,362	8,262	3,825
Gain/(loss) on debt extinguishment	(705)	1,287	—
	5,657	9,549	3,825
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	42,477	40,822	26,332
Gains on disposition of property	74	266	781
Gains on disposition of for-sale residential condominiums	276	922	5,617
Gains on disposition of investment in unconsolidated affiliates	25,330	—	—
Equity in earnings of unconsolidated affiliates	3,821	5,421	5,878
Income from continuing operations	71,978	47,431	38,608
Discontinued operations:
Income/(loss) from discontinued operations	411	(7,203)	(21,483)
Net gains/(losses) on disposition of discontinued operations	(86)	21,466	18,485
	325	14,263	(2,998)
Net income	72,303	61,694	35,610
Net (income) attributable to noncontrolling interests in the Operating Partnership	(3,320)	(3,197)	(1,577)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(485)	(11)	(2,041)
Dividends on Preferred Stock	(6,708)	(6,708)	(9,804)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(108)
Net income available for common stockholders	$61,790	$51,778	$22,080
Earnings per common share – basic:
Income from continuing operations available for common stockholders	$0.86	$0.56	$0.42
Income/(loss) from discontinued operations available for common stockholders	—	0.20	(0.05)
Net income available for common stockholders	$0.86	$0.76	$0.37
Weighted average Common Shares outstanding – basic	71,578	67,971	59,320
Earnings per common share – diluted:
Income from continuing operations available for common stockholders	$0.86	$0.56	$0.42
Income/(loss) from discontinued operations available for common stockholders	—	0.20	(0.05)
Net income available for common stockholders	$0.86	$0.76	$0.37
Weighted average Common Shares outstanding – diluted	75,578	72,079	63,492
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$61,482	$38,318	$24,889
Income/(loss) from discontinued operations available for common stockholders	308	13,460	(2,809)
Net income available for common stockholders	$61,790	$51,778	$22,080

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

(in thousands, except share amounts)

For the Years Ended December 31, 2010, 2009 and 2008

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2007	57,167,193	$572	$82,937	$52,500	$1,392,154	$(938)	$6,803	$(561,093)	$972,935
Issuances of Common Stock, net	6,171,621	62	—	—	209,922	—	—	—	209,984
Conversions of Common Units to Common Stock	66,814	1	—	—	2,021	—	—	—	2,022
Dividends on Common Stock	—	—	—	—	—	—	—	(100,268)	(100,268)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(9,804)	(9,804)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	3,826	—	—	—	3,826
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	625	—	625
Distributions to noncontrolling interests in consolidated affiliates	—	—		—	—	—	(3,293)	—	(3,293)
Issuances of restricted stock, net	166,077	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(53,845)	—	1,454	—	—	(108)	(52,499)
Share-based compensation expense	—	1	—	—	6,716	—	—	—	6,717
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(1,577)	(1,577)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	2,041	(2,041)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	35,610	35,610
Other comprehensive loss	—	—	—	—	—	(3,854)	—	—	(3,854)
Total comprehensive income									31,756
Balance at December 31, 2008	63,571,705	636	29,092	52,500	1,616,093	(4,792)	6,176	(639,281)	1,060,424
Issuances of Common Stock, net	7,296,816	73	—	—	150,868	—	—	—	150,941
Conversions of Common Units to Common Stock	176,042	2	—	—	5,589	—	—	—	5,591
Dividends on Common Stock	—	—	—	—	—	—	—	(114,429)	(114,429)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,708)	(6,708)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(27,717)	—	—	—	(27,717)
Distributions to noncontrolling interests in consolidated affiliates	—	—		—	—	—	(1,004)	—	(1,004)
Issuances of restricted stock, net	240,740	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	6,565	—	—	—	6,567
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,197)	(3,197)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	11	(11)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	61,694	61,694
Other comprehensive income	—	—	—	—	—	981	—	—	981
Total comprehensive income									62,675
Balance at December 31, 2009	71,285,303	713	29,092	52,500	1,751,398	(3,811)	5,183	(701,932)	1,133,143

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity – Continued

(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	713	29,092	52,500	1,751,398	(3,811)	5,183	(701,932)	1,133,143
Issuances of Common Stock, net	143,907	1	—	—	2,997	—	—	—	2,998
Conversions of Common Units to Common Stock	97,134	1	—	—	3,060	—	—	—	3,061
Dividends on Common Stock	—	—	—	—	—	—	—	(121,643)	(121,643)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(6,708)	(6,708)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	2,721	—	—	—	2,721
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(568)	—	(568)
Acquisition of noncontrolling interest in consolidated affiliate	—	—	—	—	140	—	(640)	—	(500)
Issuances of restricted stock, net	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	6,570	—	—	—	6,572
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(3,320)	(3,320)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	485	(485)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,303	72,303
Other comprehensive income	—	—	—	—	—	163	—	—	163
Total comprehensive income									72,466
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(in thousands)
	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$72,303	$61,694	$35,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,158	131,883	127,620
Amortization of lease incentives	1,239	1,110	1,041
Share-based compensation expense	6,572	6,567	6,717
Additions to allowance for doubtful accounts	4,009	5,639	3,391
Amortization of deferred financing costs	3,385	2,760	2,716
Amortization of settled cash flow hedges	237	(249)	181
Impairment of assets held for use	—	13,518	32,846
(Gain)/loss on debt extinguishment	705	(1,287)	—
Net (gains)/losses on disposition of property	12	(21,732)	(19,266)
Gains on disposition of for-sale residential condominiums	(276)	(922)	(5,617)
Gains on disposition of investment in unconsolidated affiliates	(25,330)	—	—
Equity in earnings of unconsolidated affiliates	(3,821)	(5,421)	(5,878)
Changes in financing obligations	708	392	80
Distributions of earnings from unconsolidated affiliates	4,433	4,180	5,994
Changes in operating assets and liabilities:
Accounts receivable	(3,290)	(2,819)	(3,362)
Prepaid expenses and other assets	370	(2,629)	(352)
Accrued straight-line rents receivable	(11,889)	(6,521)	(7,868)
Accounts payable, accrued expenses and other liabilities	5,012	2,957	(16,031)
Net cash provided by operating activities	190,537	189,120	157,822
Investing activities:
Additions to real estate assets and deferred leasing costs	(102,717)	(151,482)	(231,422)
Net proceeds from disposition of real estate assets	6,801	77,288	64,858
Net proceeds from disposition of for-sale residential condominiums	4,952	12,196	27,140
Proceeds from disposition of investment in unconsolidated affiliates	15,000	—	—
Distributions of capital from unconsolidated affiliates	1,933	3,955	3,214
Repayments of mortgages and notes receivable	329	459	1,624
Contributions to unconsolidated affiliates	(2,875)	(952)	(12,741)
Changes in restricted cash and other investing activities	(1,578)	(3,288)	12,984
Net cash used in investing activities	(78,155)	(61,824)	(134,343)
Financing activities:
Dividends on Common Stock	(121,643)	(114,429)	(100,268)
Redemptions/repurchases of Preferred Stock	—	—	(52,499)
Dividends on Preferred Stock	(6,708)	(6,708)	(9,804)
Distributions to noncontrolling interests in the Operating Partnership	(6,469)	(6,832)	(6,678)
Distributions to noncontrolling interests in consolidated affiliates	(568)	(1,004)	(3,293)
Acquisition of noncontrolling interest in consolidated affiliate	(500)	—	—
Net proceeds from the issuance of Common Stock	2,998	150,941	209,984
Repurchase of Common Units from noncontrolling interests	—	—	(3,293)
Borrowings on revolving credit facility	37,500	128,000	462,183
Repayments of revolving credit facility	(7,500)	(291,000)	(526,983)
Borrowings on mortgages and notes payable	10,368	217,215	192,300
Repayments of mortgages and notes payable	(27,004)	(188,501)	(173,259)
Borrowings on financing obligations	—	4,184	—
Payments on financing obligations	(1,116)	(1,044)	(977)
Payments on debt extinguishment	(577)	—	—
Contributions from noncontrolling interests in consolidated affiliates	—	—	625
Additions to deferred financing costs	(656)	(8,176)	(900)
Net cash used in financing activities	(121,875)	(117,354)	(12,862)
Net increase/(decrease) in cash and cash equivalents	(9,493)	9,942	10,617
Cash and cash equivalents at beginning of the period	23,699	13,757	3,140
Cash and cash equivalents at end of the period	$14,206	$23,699	$13,757

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2010	2009	2008
Cash paid for interest, net of amounts capitalized	$86,395	$85,422	$97,518

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2010	2009	2008
Unrealized gains/(losses) on cash flow hedges	$—	$937	$(1,376)
Conversion of Common Units to Common Stock	$3,061	$5,591	$2,022
Changes in accrued capital expenditures	$(1,946)	$(19,098)	$(7,833)
Write-off of fully depreciated real estate assets	$43,955	$33,006	$34,633
Write-off of fully amortized deferred financing and leasing costs	$15,719	$19,194	$14,705
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$382	$1,497	$(2,177)
Settlement of financing obligation	$4,184	$—	$—
Adjustment to noncontrolling interests in the Operating Partnership to fair value	$(2,721)	$27,717	$(3,826)
Unrealized gain/(loss) on tax increment financing bond	$(177)	$293	$(2,659)
Mortgages receivable from seller financing	$17,030	$—	$—
Assumption of mortgages and notes payable	$40,306	$—	$8,348
Issuance of Common Units to acquire real estate assets	$—	$—	$6,325

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

The Company is the sole general partner of the Operating Partnership. At December 31, 2010, the Company owned all of the Preferred Units and 71.3 million, or 95.0%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.8 million Common Units. In the event the Company issues shares of Common Stock, the proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2010, the Company redeemed 97,134 Common Units for a like number of shares of Common Stock. The redemptions increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at December 31, 2010.

At December 31, 2010, the Company and/or the Operating Partnership wholly owned: 295 in-service office, industrial and retail properties, comprising 27.2 million square feet; 96 rental residential units; 26 for-sale residential condominiums; 611 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional two office properties that are considered completed but not yet stabilized. In addition, we owned interests (50.0% or less) in 35 in-service office and industrial properties, one office property under development and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the years ended December 31, 2009 and 2008 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

The Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2010, we had involvement with no entities that we deemed to be variable interest entities. All significant intercompany transactions and accounts have been eliminated.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $117.6 million, $115.6 million and $111.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred financing and leasing costs or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the accrued below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in deferred financing and leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use and as long-lived assets held for sale. Real estate is classified as held for sale when the Company’s Board of Directors, or its investment committee has approved the sale of the asset, a legally enforceable contract has been executed and the buyer’s due diligence period has expired.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances (such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset to non-core which impacts the anticipated holding period or market value less than cost) indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis is generally performed at the property level, except when an asset is part of an interdependent group (e.g. office park) and consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset (group) when development is substantially complete. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale (including for-sale residential condominiums) at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

We analyze our investments in unconsolidated affiliates for impairment. Such analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Rental and Other Revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent, is accrued when the contingency is removed. Termination fee income is recognized as revenue at the later of when the customer has vacated the space or the lease has expired and the following conditions are met: a fully executed lease termination agreement has been delivered; the amount of the fee is determinable; and collectability of the fee is reasonably assured. Rental revenue reductions related to co-tenancy lease provisions, if any, are accrued when events have occurred that trigger such provisions.

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

Allowance for Doubtful Accounts

Accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and adjust the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. The allowance and its related receivable are written-off when we have concluded there is a low probability of collection.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign the lease, are capitalized in deferred financing and leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

For-Sale Residential Condominiums

For-sale residential condominiums include completed, but unsold, condominium inventory. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. During the years ended December 31, 2010, 2009 and 2008, we received $5.3 million, $13.0 million and $28.6 million, respectively, in gross proceeds and recorded $5.0 million, $12.1 million and $23.0 million, respectively, of cost of assets sold from condominium sales.

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

Additionally, our joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment. In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

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

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

1.      Description of Business and Significant Accounting Policies – Continued

Income Taxes

We have elected and expect to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, we are required to pay dividends to our stockholders equal to at least 90.0% of our annual REIT taxable income, excluding net capital gains.

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

Concentration of Credit Risk

We perform ongoing credit evaluations of our customers. At December 31, 2010, the wholly owned properties, defined as in-service properties (excluding rental residential units) to which we have title and 100.0% ownership rights (“Wholly Owned Properties”), were leased to 1,614 customers in nine primary geographic locations. The geographic locations that comprise greater than 10.0% of our annualized cash rental revenue are Raleigh, NC, Tampa, FL, Atlanta, GA, Nashville, TN and Kansas City, MO. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues during 2010.

We maintain our cash and cash equivalents and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Additionally, from time to time in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such intermediary institution which subjects our balance to the credit risk of the institution.

Derivative Financial Instruments

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

We account for terminated derivative instruments by recognizing the related accumulated comprehensive income/loss balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated comprehensive income/loss into earnings over the originally designated hedge period.

Earnings Per Share

Basic earnings per share is computed by dividing net income available for common stockholders by the weighted Common Shares outstanding - basic. Diluted earnings per share is computed by dividing net income available to common stockholders plus noncontrolling interests in the Operating Partnership by the weighted Common Shares outstanding – basic plus the dilutive effect of options, warrants and convertible securities outstanding, including Common Units, using the treasury stock method. Weighted Common Shares outstanding – basic includes all unvested restricted stock since dividends received on such restricted stock are non-forfeitable.

2.      Real Estate Assets

Acquisitions

In the third quarter of 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of $42.6 million of 6.43% effective rate secured debt, which was recorded at fair value of $40.3 million and incurred $0.4 million of acquisition-related costs. In the fourth quarter of 2010, we acquired a 117,000 square foot office property and 32.6 acres of development land in Tampa, FL for $12.0 million in cash and incurred $0.2 million of acquisition-related costs. At the time of acquisition, the office building was vacant. Also, we acquired our partner’s interest in a joint venture that owned for-sale residential condominiums for $0.5 million in cash.

In 2009, we acquired a 220,000 square foot office building in Tampa, FL for $22.3 million in cash and incurred $0.1 million of acquisition-related costs.

In 2008, we acquired a 135,000 square foot office building in Memphis, TN in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% effective rate secured debt, which were recorded at fair value of $6.3 million and $8.4 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

2.      Real Estate Assets - Continued

Dispositions

During the second quarter of 2010, we sold seven office properties in Winston Salem, NC for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded at fair value of $8.4 million in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of December 31, 2010. The three-year, interest-only first mortgage carries a 6.0% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 8.0% in the fifth year. We have accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property has been deferred and will be recognized when the seller financing is repaid.

During the second quarter of 2010, we also sold six industrial properties in Greensboro, NC for gross proceeds of $12.0 million. In connection with this disposition, we received cash of $3.4 million and provided seller financing of $8.6 million (recorded at fair value of $8.6 million in mortgages and notes receivable) and a limited rent guarantee with maximum exposure to loss of $0.7 million as of December 31, 2010. The three-year, interest-only first mortgage carries a 6.25% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 7.75% in the fifth year. We currently have concluded that a loss from the rent guarantee is not probable. We have accounted for this disposition using the installment method, whereby the $0.3 million impairment was recognized in net gains/(losses) on disposition of discontinued operations in the second quarter of 2010.

During the first quarter of 2010, we recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer’s limited right to compel us to repurchase the property expired. Accordingly, we recognized the $0.2 million gain on disposition of property in the first quarter of 2010.

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

Impairments

We recorded impairment of assets held for use of $2.6 million and $3.4 million in 2009 and 2008, respectively, on four office properties located in Winston-Salem, NC. Additionally, we recorded impairment of $11.0 million and $29.4 million in 2009 and 2008, respectively, on certain office, industrial and retail properties in Winston-Salem and Greensboro, NC that were sold in 2010 and required discontinued operations presentation. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future (see Note 1).

Development

As of December 31, 2010, we had one office property aggregating 60,000 square feet which was reflected as development in process due to ongoing redevelopment activities. The project is 100.0% leased.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2010	2009
Seller financing (first mortgages)	$17,180	$—
Less allowance	—	—
	17,180	—
Promissory notes	2,732	3,841
Less allowance	(868)	(698)
	1,864	3,143
Mortgages and notes receivable, net	$19,044	$3,143

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2010	2009
Beginning notes receivable allowance	$698	$459
Bad debt expense	413	255
Recoveries/write-offs/other	(243)	(16)
Total notes receivable allowance	$868	$698

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in 2010 (see Note 2). This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We conclude on the credit quality of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of December 31, 2010, the interest payments on both mortgages receivable were current and there were no indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

4.      Investments in Affiliates

Unconsolidated Affiliates

We have retained equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated investors. We account for these unconsolidated affiliates using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Financial Statements.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Investments in Affiliates– Continued

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2010:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Board of Trade Investment Company	Kansas City, MO	49.00%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.81%
4600 Madison Associates, LLC	Kansas City, MO	12.50%
HIW Development B, LLC	Charlotte, NC	10.00%

The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	December 31,
	2010	2009
Balance Sheets:
Assets:
Real estate assets, net	$580,257	$683,257
All other assets, net	92,423	118,513
Total Assets	$672,680	$801,770

Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$424,818	$594,084
All other liabilities	26,267	32,855
Partners’ or shareholders’ equity	221,595	174,831
Total Liabilities and Partners’ or Shareholders’ Equity	$672,680	$801,770

Our share of historical partners’ or shareholders’ equity (2)	$61,022	$34,631
Net excess of cost of investments over the net book value of underlying net assets (2) (3)	2,585	19,038
Carrying value of investments in unconsolidated affiliates (2)	$63,607	$53,669

Our share of unconsolidated non-recourse mortgage debt (1)	$150,698	$238,555

__________

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Investments in Affiliates– Continued

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2010 is as follows:

2011	$4,124
2012	22,901
2013	23,830
2014 (a)	64,475
2015	1,139
Thereafter	34,229
$150,698

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

(a)
Includes our 22.81% portion of a $38.7 million mortgage payable which is callable at the lender’s sole discretion on either of the following call dates: May 1, 2014, 2019 or 2024, by giving written notice at least six months prior to the elected call date.

(2)
During the third quarter of 2006, three of our Des Moines joint ventures made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. We recorded the distributions as a reduction of our investment account and included the resulting negative investment balances of $12.4 million in accounts payable, accrued expenses and other liabilities at December 31, 2009. Our interests in these joint ventures were sold in the second quarter of 2010.

(3)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset.

	Years Ended December 31,
	2010	2009	2008
Income Statements:
Rental and other revenues	$119,868	$149,856	$161,593
Expenses:
Rental property and other expenses	56,868	72,344	79,647
Depreciation and amortization	31,401	35,537	34,702
Interest expense	27,956	35,245	36,117
Total expenses	116,225	143,126	150,466
Income before disposition of properties	3,643	6,730	11,127
Gains on disposition of properties	—	2,963	—
Net income	$3,643	$9,693	$11,127
Our share of:
Depreciation and amortization of real estate assets	$10,471	$12,839	$12,751
Interest expense	$10,545	$14,074	$14,587
Net gain on disposition of depreciable properties	$—	$582	$—
Net income	$1,466	$2,889	$3,732

Our share of net income	$1,466	$2,889	$3,732
Purchase accounting and management, leasing and other fees adjustments	2,355	2,532	2,146
Equity in earnings of unconsolidated affiliates	$3,821	$5,421	$5,878

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Investments in Affiliates– Continued

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

 - Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, previously provided property management, leasing, brokerage and certain construction related services to certain of our Wholly Owned Properties in Kansas City, MO. These services were reduced by us to only leasing-related services in 2009. Kessinger/Hunter, LLC received $0.8 million, $0.5 million and $2.6 million from us for these services in 2010, 2009 and 2008, respectively.

- Highwoods-DLF Forum, LLC (“DLF Forum”)

In 2008, we contributed $12.3 million to this joint venture for a 25% ownership interest. The joint venture acquired a 635,000 square foot office park in Raleigh, NC, for approximately $113 million and obtained a $67.5 million loan secured by the property.

 - Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

In 2009, DLF I sold a property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in 2009.

 - HIW Development B, LLC

In 2009, we contributed $0.3 million to this joint venture for a 10% ownership interest. Simultaneous with the formation, this joint venture acquired land for $3.4 million to be used for development in Charlotte, NC. In 2010, we contributed an additional $1.0 million to this joint venture for the purpose of constructing a build-to-suit office property expected to cost $46.5 million when completed in 2011. We receive customary development fees for this construction.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Investments in Affiliates– Continued

 - Des Moines, IA Joint Ventures

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and operating results would not be adversely affected unless the buyer defaults on its indemnification obligation.

 - Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of our respective joint venture partner’s interest in rental and other revenues. In the years ended December 31, 2010, 2009 and 2008, we recognized $2.7 million, $2.1 million and $2.1 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

 - Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel’s properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been approximately $13.9 million had the entity been liquidated at December 31, 2010. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

 - SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview’s property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Investments in Affiliates– Continued

- Plaza Residential, LLC (“Plaza Residential”)

In 2007, through our taxable REIT subsidiary, we contributed $10.6 million for a majority owned interest in Plaza Residential, which was formed to develop and sell 139 for-sale residential condominiums constructed above an office property developed by us in Raleigh, NC. Our partner had a 7.0% ownership interest in the joint venture, performed development services for the joint venture for a market development fee and guaranteed 40.0% of the construction financing. As of December 31, 2009, we consolidated this joint venture since we own the majority interest. On December 30, 2010, we acquired our partner’s interest for $0.5 million.

5.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization. Lease intangible assets include lease commissions and above market and in-place lease intangible assets arising from purchace accounting.

	December 31,
	2010	2009
Deferred financing costs	$16,412	$16,811
Less accumulated amortization	(7,054)	(4,549)
	9,358	12,262
Deferred leasing costs (including lease intangible assets and lease incentives)	128,030	108,835
Less accumulated amortization	(52,329)	(47,580)
	75,701	61,255
Deferred financing and leasing costs, net	$85,059	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Years Ended December 31,
	2010	2009	2008
Amortization of deferred financing costs	$3,385	$2,760	$2,716
Amortization of lease intangible assets (included in depreciation and amortization)	$17,383	$15,064	$15,320
Amortization of lease incentives (included in rental and other revenues)	$1,239	$1,110	$1,041

The following table sets forth scheduled future amortization for deferred financing and leasing costs as of December 31, 2010:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Lease Intangible Assets	Amortization of Lease Incentives
2011	$3,014	$17,168	$1,038
2012	2,786	14,291	938
2013	1,168	11,233	775
2014	791	8,545	617
2015	791	6,097	408
Thereafter	808	13,201	1,390
	$9,358	$70,535	$5,166

The weighted average remaining amortization periods for deferred financing costs, lease intangible assets and lease incentives were 3.4 years, 6.2 years and 7.9 years, respectively, as of December 31, 2010.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Deferred Financing and Leasing Costs - Continued

In connection with the acquisition of an office property in Memphis, TN in the third quarter of 2010, we recorded $2.8 million of above market lease intangible assets and $7.1 million of in-place lease intangible assets with weighted average amortization periods at the time of the acquisition of 7.3 and 5.9 years, respectively.

6.      Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2010	2009
Secured indebtedness: (1)
7.05% mortgage loan due 2012	$186,038	$188,088
6.03% mortgage loan due 2013	128,084	130,739
5.68% mortgage loan due 2013	113,230	115,958
5.17% (6.43% effective rate) mortgage loan due 2015 (2)	40,199	—
6.88% mortgage loans due 2016	113,386	114,610
7.50% mortgage loan due 2016	46,662	47,108
5.74% to 9.00% mortgage loans due between 2012 and 2016 (3) (4) (5)	74,691	82,483
Variable rate construction loan due 2010 (6)	52,109	41,741
	754,399	720,727
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (7)	391,046	390,928
7.50% notes due 2018	200,000	200,000
Variable rate term loans due between 2011 and 2012 (8)	147,500	157,500
Revolving credit facility due 2013 (9)	30,000	—
	768,546	748,428
Total	$1,522,945	$1,469,155

__________

(1)
The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2010. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Net of amortized fair market value discount of $2.1 million as of December 31, 2010.

(3)	Includes mortgage debt related to SF-HIW Harborview Plaza, LP., a consolidated 20.0% owned joint venture, of $21.5 million and $21.9 million at December 31, 2010 and 2009, respectively. See Note 8.

(4)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $35.0 million and $35.8 million at December 31, 2010 and 2009, respectively. See Note 10.

(5)	Net of amortized fair market value premium of $0.4 million at both December 31, 2010 and 2009.

(6)
Maturity date does not reflect a one-year extension option available to us, except in the event of default, related to the $52.1 million outstanding on our $70.0 million secured construction facility. The interest rate is 1.12% at December 31, 2010.

(7)	Net of amortized original issuance discount of $0.8 million and $0.9 million at December 31, 2010 and 2009, respectively.

(8)	The interest rates are 3.90% and 1.36% on our $10.0 million and $137.5 million term loans, respectively, as of December 31, 2010.

(9)	The interest rate is 3.16% on our revolving credit facility at December 31, 2010.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.      Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2010:

Years Ending December 31,	Principal Amount
2011 (1)	$201,375
2012	224,649
2013	272,922
2014	34,841
2015	42,005
Thereafter	747,153
$1,522,945

__________

(1)	This amount does not reflect a one-year extension option available to us, except in the event of default, related to amounts outstanding under our $70.0 million secured construction facility.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $30.0 million and $20.0 million outstanding under our revolving credit facility at December 31, 2010 and February 2, 2011, respectively. At both December 31, 2010 and February 2, 2011, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2010 and February 2, 2011 was $369.5 million and $379.5 million, respectively.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at December 31, 2010, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at December 31, 2010 and February 2, 2011.

In 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance then outstanding on the mortgage payable secured by our 96 rental residential units to unencumber these assets for a planned development project. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment in 2010.

In 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes and retired the remaining $107.2 million principal amount of a two-tranched secured loan. We also obtained a $20.0 million, three-year unsecured term loan bearing interest of 3.90%, a $115.0 million, six and a half-year secured loan bearing interest of 6.88% and a $47.3 million, seven-year secured loan bearing interest of 7.50%. We also repurchased $8.2 million principal amount of unsecured notes due 2017 and obtained a new $400.0 million unsecured revolving credit facility which replaced the then existing credit facility, as discussed previously.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

6.      Mortgages and Notes Payable - Continued

In 2008, we obtained a $137.5 million, three-year unsecured term loan bearing interest of LIBOR plus 110 basis points. We used a portion of the proceeds to pay off at maturity $100.0 million of 7.125% unsecured notes.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

Our revolving credit facility, bank term loan due in February 2011 ($137.5 million outstanding as of December 31, 2010) and bank term loan due in March 2012 ($10.0 million outstanding as of December 31, 2010) require us to comply with customary operating covenants and various financial requirements. If we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $391.0 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Other Information

Total interest capitalized to development projects was $1.4 million, $4.6 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at December 31, 2010 or 2009.

The following table sets forth the effect of our prior cash flow hedges on AOCL and interest expense:

	Years Ended December 31,
	2010	2009	2008
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain/(loss) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$—	$937	$(1,376)

Amount of loss/(gain) reclassified out of AOCL into interest expense (effective portion):
Interest rate swaps	$237	$(249)	$181

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

7.      Derivative Financial Instruments - Continued

The following table sets forth the effect of our prior derivatives not designated as hedging instruments on interest expense:

	Years Ended December 31,
	2010	2009	2008
Derivatives Not Designated as Hedging Instruments:
Amount of gain/(loss) recognized in interest expense on derivative:
Interest rate swaps	$—	$—	$183

8.      Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2010	2009
SF-HIW Harborview, LP financing obligation	$17,616	$16,957
Tax increment financing bond	14,258	15,374
Repurchase obligation	—	4,184
Capitalized ground lease obligation	1,240	1,191
Total	$33,114	$37,706

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

As a result, we established a financing obligation equal to the $12.7 million net equity contributed by the other partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the original financing obligation of $12.7 million or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $10.2 million and $12.2 million at December 31, 2010 and 2009, respectively. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Financing Arrangements - Continued

Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to a wholly owned office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond in a privately negotiated transaction in 2007 (see Note 11).

Repurchase Obligation

In connection with a disposition in 2009 of a building located in Raleigh, NC, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we had been unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remained in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement in the first quarter of 2010 and accordingly, met the requirements to record a completed sale in the first quarter of 2010.

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

9.      Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $1.5 million, $1.6 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Commitments and Contingencies - Continued

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2010:

2011	$1,129
2012	1,150
2013	1,171
2014	1,193
2015	1,217
Thereafter	29,897
$35,757

Completion Contracts

We have approximately $8.6 million of completion contracts at December 31, 2010. Completion contracts relate to payments to be made under current contracts for various development/construction projects, which we expect to pay in 2011.

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

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2010, 2009 and 2008. The balance at December 31, 2010 and 2009 is $1.2 million and $1.6 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

10.    Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average percentage of Common Units not owned by the Company during the period, as a percent of the total number of outstanding Common Units, to the Operating Partnership’s net income for the period after deducting distributions on Preferred Units. When a noncontrolling unitholder redeems a Common Unit for a share of Common Stock or cash, the noncontrolling interests in the Operating Partnership are reduced and the Company’s share in the Operating Partnership is increased by the fair value of each security at the time of redemption.

The following table sets forth noncontrolling interests in the Operating Partnership:

	Years Ended December 31,
	2010	2009
Beginning noncontrolling interests in the Operating Partnership	$129,769	$111,278
Adjustments of noncontrolling interests in the Operating Partnership to fair value	(2,721)	27,717
Conversion of Common Units to Common Stock	(3,061)	(5,591)
Net income attributable to noncontrolling interests in the Operating Partnership	3,320	3,197
Distributions to noncontrolling interests in the Operating Partnership	(6,469)	(6,832)
Total noncontrolling interests in the Operating Partnership	$120,838	$129,769

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Years Ended December 31,
	2010	2009	2008
Net income available for common stockholders	$61,790	$51,778	$22,080
Increase in additional paid in capital from conversion of Common Units to Common Stock	3,060	5,589	2,021
Change from net income available for common stockholders and transfers from noncontrolling interests	$64,850	$57,367	$24,101

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2010, noncontrolling interests in consolidated affiliates, a component of equity, relates to our respective joint venture partners’ 50.0% interest in Markel. Our joint venture partner is an unrelated third party.

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

We had no Level 2 assets or liabilities at December 31, 2010 and 2009.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using the income approach to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using independent appraisals, substantiated by internal cash flow analyses.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 3
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Noncontrolling Interests in the Operating Partnership	$120,838	$120,838	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.    Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135	$—
Tax increment financing bond	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Noncontrolling Interests in the Operating Partnership	$129,769	$129,769	$—

Liability:
Non-qualified deferred compensation obligation	$6,898	$6,898	$—

The following table sets forth the changes in our Level 3 asset:

	December 31,
	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$16,871	$17,468
Principal repayment	(995)	(890)
Unrealized gain/(loss) (in AOCL)	(177)	293
Ending balance	$15,699	$16,871

In 2007, we acquired a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2010 was $2.5 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.7 million lower or higher, respectively, as of December 31, 2010. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the years ended December 31, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

11.    Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere:

	Carrying Amount	Fair Value
December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations (including Harborview financing obligation)	$33,114	$23,880

December 31, 2009
Mortgages and notes receivable	$3,143	$3,143
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations (including Harborview financing obligation)	$37,706	$31,664

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

12.    Equity

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

Common Stock Dividends

Dividends declared and paid per share of Common Stock aggregated $1.70 for each of the years ended December 31, 2010, 2009 and 2008.

The following table sets forth the estimated taxability to the common stockholders of dividends per share for federal income tax purposes:

	Years Ended December 31,
	2010	2009	2008
Ordinary income	$0.41	$1.09	$0.97
Capital gains	0.44	0.60	0.20
Return of capital	0.85	0.01	0.53
Total	$1.70	$1.70	$1.70

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)
12.    Equity - Continued

Our tax returns have not been examined by the Internal Revenue Service (“IRS”) and, therefore, the taxability of dividends is subject to change.

Preferred Stock

The following table sets forth our Preferred Stock:

Preferred Stock Issuances	Issue Date	Number of Shares Outstanding	Carrying Value	Liquidation Preference Per Share	Optional Redemption Date	Annual Dividends Payable Per Share
		(in thousands)
December 31, 2010 and 2009:
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,092	$1,000	2/12/2027	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	2,100	$52,500	$25	9/25/2002	$2.00

The following table sets forth the estimated taxability to the preferred stockholders of dividends per share for federal income tax purposes:

	Years Ended December 31,
	2010	2009	2008
8.625% Series A Cumulative Redeemable:
Ordinary income	$41.80	$55.86	$71.20
Capital gains	44.45	30.39	15.05
Total	$86.25	$86.25	$86.25

8.000% Series B Cumulative Redeemable:
Ordinary income	$0.97	$1.30	$1.65
Capital gains	1.03	0.70	0.35
Total	$2.00	$2.00	$2.00

In 2008, we repurchased 53,845 outstanding 8.625% Series A Preferred Shares for an aggregate purchase price of $52.5 million.

Warrants

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. In 2010 and 2009, there were no warrants exercised. In 2008, 10,000 warrants with an exercise price of $32.50 were exercised. At December 31, 2010, there are 15,000 warrants outstanding with an exercise price of $32.50. These warrants have no expiration date.

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

The following table sets forth the number of shares of Common Stock reserved for future issuance:

	December 31,
	2010	2009
Outstanding stock options and warrants	1,495,196	1,482,773
Possible future issuance under equity incentive plans	2,642,620	3,000,000
	4,137,816	4,482,773

Our officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain non-officer employees. At December 31, 2010, there was remaining availability of 2.6 million shares of Common Stock reserved for future issuance under the 2009 Long Term Equity Incentive Plan, of which no more than 0.8 million can be in the form of restricted stock. At December 31, 2010, we had 128.3 million remaining shares of Common Stock authorized to be issued under our charter.

Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Dividends paid on subsequently forfeited shares are expensed.

During the years ended December 31, 2010, 2009 and 2008, we recognized $6.6 million, $6.6 million and $6.7 million, respectively, of share-based compensation expense. Because we generally do not pay income taxes we do not realize tax benefits on share-based payments. At December 31, 2010, there was $6.2 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 2.1 years.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.    Employee Benefit Plans - Continued

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2010, 2009 and 2008 were $4.96, $1.82 and $3.18, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2010	2009	2008
Risk free interest rate (1)	2.58%	2.31%	2.67%
Common stock dividend yield (2)	5.85%	8.96%	5.77%
Expected volatility (3)	32.2%	29.9%	22.64%
Average expected option life (years) (4)	5.75	5.75	5.75

__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of our historical data.

The following table sets forth stock option grants:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2007	1,909,821	$26.45
Options granted	319,091	29.48
Options cancelled	(16,331)	31.66
Options exercised	(723,331)	22.95
Balances at December 31, 2008	1,489,250	28.74
Options granted	394,044	19.00
Options cancelled	(111,590)	27.65
Options exercised	(303,931)	24.18
Balances at December 31, 2009	1,467,773	27.15
Options granted	190,826	29.05
Options exercised	(178,403)	22.54
Balances at December 31, 2010 (1) (2)	1,480,196	$27.95

__________

(1)	The outstanding options at December 31, 2010 had a weighted average remaining life of 3.7 years and intrinsic value of $7.2 million.

(2)
We have 806,782 options exercisable at December 31, 2010 with weighted average exercise price of $30.10, weighted average remaining life of 2.6 years and intrinsic value of $2.5 million. Of these exercisable options, 298,046 had exercise prices higher than the market price of our Common Stock at December 31, 2010.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.    Employee Benefit Plans - Continued

Cash received or receivable from options exercised was $4.4 million, $7.4 million and $15.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $2.0 million and $9.6 million, respectively. The total intrinsic value of options outstanding at December 31, 2010, 2009 and 2008 was $7.2 million, $10.3 million and $1.7 million, respectively. We generally do not permit the net cash settlement of exercised stock options, but do permit net share settlement so long as the shares received are held for at least one year. We have a policy of issuing new shares to satisfy stock option exercises.

 - Time-Based Restricted Stock

Shares of time-based restricted stock issued to officers and employees generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

The following table sets forth time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2007	356,497	$34.89
Awarded and issued (1)	92,150	30.13
Vested (2)	(113,823)	33.13
Forfeited	(5,029)	32.11
Restricted shares outstanding at December 31, 2008	329,795	34.21
Awarded and issued (1)	128,384	19.33
Vested (2)	(132,779)	33.38
Forfeited	(9,326)	31.26
Restricted shares outstanding at December 31, 2009	316,074	28.60
Awarded and issued (1)	88,930	29.05
Vested (2)	(138,745)	31.81
Forfeited	(1,933)	25.86
Restricted shares outstanding at December 31, 2010	264,326	$27.08

__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.5 million and $2.8 million, respectively.

(2)	The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $4.3 million, $2.9 million and $4.8 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.    Employee Benefit Plans - Continued

 - Total Return-Based and Performance-Based Restricted Stock

During 2010, 2009 and 2008, we issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) our absolute total returns for the three-year periods ended December 31, 2010, 2011 and 2012, respectively, relative to defined target returns and (2) whether our total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be 101%, 53.6% and 100%, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period.

During 2008, we also issued shares of performance-based restricted stock to officers that will vest pursuant to certain performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

The following table sets forth total return-based and performance-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2007	135,472	$32.52
Awarded and issued (1)	77,878	29.75
Vested (2)	(59,892)	26.82
Forfeited	(2,116)	29.23
Restricted shares outstanding at December 31, 2008	151,342	33.39
Awarded and issued (1)	127,594	15.01
Vested (2)	(68,929)	32.66
Forfeited	(7,232)	34.14
Restricted shares outstanding at December 31, 2009	202,775	22.05
Awarded and issued (1)	77,624	29.05
Vested (2)	(47,257)	38.50
Forfeited	(1,307)	22.99
Restricted shares outstanding at December 31, 2010	231,835	$21.03

__________

(1)
The fair value at grant date of performance-based and total return-based restricted stock issued during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $1.9 million and $2.3 million, respectively.

(2)
The vesting date fair value of performance-based and total return-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $1.6 million, $2.6 million and $2.4 million, respectively.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.    Employee Benefit Plans - Continued

Retirement Plan

We have adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by us to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants and have been phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 75% of their 2008 grants and 100% of their grants thereafter were deemed fully vested at the grant date, which increased compensation expense by approximately $1.1 million, $0.6 million and $0.6 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Compensation

We have a non-qualified deferred compensation plan pursuant to which each officer and director could elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested by us in various mutual funds. We indefinitely suspended this option to defer compensation earned after January 1, 2010. These investments are recorded at fair value which aggregated $3.5 million and $6.1 million at December 31, 2010 and 2009, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded.

The following table sets forth our deferred compensation liability:

	Years Ended December 31,
	2010	2009	2008
Beginning deferred compensation liability	$6,898	$6,522	$7,867
Contributions to deferred compensation plans	229	—	1,574
Mark-to-market adjustment to deferred compensation (general and administrative expense)	246	1,497	(2,177)
Distributions from deferred compensation plans	(3,282)	(1,121)	(742)
Total deferred compensation liability	$4,091	$6,898	$6,522

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2010, 2009 and 2008, we contributed $1.0 million, $1.0 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

13.    Employee Benefit Plans - Continued

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that was calculated during 2010, 2009 and 2008 at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. In the years ended December 31, 2010, 2009 and 2008, the Company issued 27,378, 37,287 and 29,324 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.1 million, $0.3 million and $0.2 million in the years ended December 31, 2010, 2009 and 2008, respectively.

14.    Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities and changes in fair market value of an available for-sale security. The following table sets forth the components of comprehensive income:

	Years Ended December 31,
	2010	2009	2008
Net income	$72,303	$61,694	$35,610
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	(177)	293	(2,659)
Unrealized gains/(losses) on cash flow hedges	—	937	(1,376)
Amortization of settled cash flow hedges	237	(249)	181
Settlement of past cash flow hedge from disposition of investment in unconsolidated affiliate	103	—	—
Total other comprehensive income/(loss)	163	981	(3,854)
Total comprehensive income	$72,466	$62,675	$31,756

Accumulated other comprehensive loss represents certain amounts deferred related to hedging activities and an available for-sale security. The following table sets forth the components of accumulated other comprehensive loss:

	December 31,
	2010	2009
Tax increment financing bond	$2,543	$2,366
Settled cash flow hedges	1,105	1,445
	$3,648	$3,811

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

15.    Rental and Other Revenues; Rental Property And Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also require that the customers reimburse us for increases in certain costs above the base-year costs. The following table sets forth rental and other revenues from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Contractual rents, net	$400,383	$394,503	$382,885
Straight-line rental income, net	11,205	3,521	6,192
Amortization of lease incentives	(1,239)	(1,100)	(1,020)
Property operating expense recoveries, net	41,906	44,561	45,849
Lease termination fees	2,992	1,813	2,561
Fee income	5,466	5,155	5,149
Other miscellaneous operating revenues	2,608	1,701	3,652
	$463,321	$450,154	$445,268

The following table sets forth scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2010 for the Wholly Owned Properties:

2011	$401,997
2012	362,784
2013	312,210
2014	258,113
2015	203,491
Thereafter	665,366
$2,203,961

The following table sets forth rental property and other expenses from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Utilities, insurance and real estate taxes	$91,243	$91,609	$86,363
Maintenance, cleaning and general building	57,170	56,413	57,925
Property management and administrative expenses	11,400	11,806	11,533
Other miscellaneous operating expenses	4,575	2,984	4,163
	$164,388	$162,812	$159,984

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

16.    Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Years Ended December 31,
	2010	2009	2008
Rental and other revenues	$1,432	$9,156	$20,597
Operating expenses:
Rental property and other expenses	656	3,476	7,887
Depreciation and amortization	365	1,855	4,785
Impairment of assets held for use	—	10,964	29,439
Total operating expenses	1,021	16,295	42,111
Interest expense	—	67	—
Other income	—	3	31
Income/(loss) before gains/(losses) on disposition of discontinued operations	411	(7,203)	(21,483)
Net gains/(losses) on disposition of discontinued operations	(86)	21,466	18,485
Total discontinued operations	$325	$14,263	$(2,998)

Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$28,006	$82,986	$132,489

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2010	2009
Assets:
Land	$—	$867
Buildings and tenant improvements	20	3,876
Land held for development	1,197	1,197
Accumulated depreciation	—	(1,484)
Net real estate assets	1,217	4,456
Accrued straight line rents receivable	—	289
Deferred leasing costs, net	—	209
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,249	$5,031
Tenant security deposits, deferred rents and accrued costs (1)	$12	$12
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

17.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2010	2009	2008
Earnings per common share - basic:
Numerator:
Income from continuing operations	$71,978	$47,431	$38,608
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(3,303)	(2,394)	(1,766)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(485)	(11)	(2,041)
Dividends on preferred stock	(6,708)	(6,708)	(9,804)
Excess of preferred stock redemption/repurchase cost over carrying value	—	—	(108)
Income from continuing operations available for common stockholders	61,482	38,318	24,889
Income/(loss) from discontinued operations	325	14,263	(2,998)
Net (income)/loss attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(17)	(803)	189
Income/(loss) from discontinued operations available for common stockholders	308	13,460	(2,809)
Net income available for common stockholders	$61,790	$51,778	$22,080
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	71,578	67,971	59,320
Earnings per common share - basic:
Income from continuing operations available for common stockholders	$0.86	$0.56	$0.42
Income/(loss) from discontinued operations available for common stockholders	—	0.20	(0.05)
Net income available for common stockholders	$0.86	$0.76	$0.37
Earnings per common share - diluted:
Numerator:
Income from continuing operations	$71,978	$47,431	$38,608
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(485)	(11)	(2,041)
Dividends on preferred stock	(6,708)	(6,708)	(9,804)
Excess of preferred stock redemption/repurchase cost over carrying value	—	—	(108)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	64,785	40,712	26,655
Income/(loss) from discontinued operations available for common stockholders	325	14,263	(2,998)
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$65,110	$54,975	$23,657
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	71,578	67,971	59,320
Add:
Stock options using the treasury method	198	79	201
Noncontrolling interests partnership units	3,802	4,029	3,971
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	75,578	72,079	63,492
Earnings per common share - diluted:
Income from continuing operations available for common stockholders	$0.86	$0.56	$0.42
Income/(loss) from discontinued operations available for common stockholders	—	0.20	(0.05)
Net income available for common stockholders	$0.86	$0.76	$0.37

__________

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

17.    Earnings Per Share - Continued

(1)
Options and warrants aggregating approximately 0.7 million, 1.0 million and 1.4 million shares were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive to the earnings per share calculation.

(2)	Includes all unvested restricted stock since dividends on such restricted stock are non-forfeitable.

18.    Income Taxes

Our Consolidated Financial Statements include the operations of our taxable REIT subsidiary, which is subject to corporate, state and local income taxes. As a REIT, we may also be subject to certain federal excise taxes if we engage in certain types of transactions.

The minimum dividend per share of Common Stock required for us to maintain our REIT status was $0.32, $0.89 and $0.76 per share in 2010, 2009 and 2008, respectively. Continued qualification as a REIT depends on our ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.4 billion and $1.6 billion at both December 31, 2010 and 2009.

No provision has been made for federal income taxes during the years ended December 31, 2010, 2009 and 2008 because the Company qualified as a REIT, distributed the necessary amount of taxable income and, therefore, incurred no federal income tax expense during the periods. We recorded state income tax expense in rental property and other expenses of $0.08 million, $0.6 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2010 of approximately $7.2 million. In addition to the $2.8 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $2.0 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $0.8 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income.

We are subject to federal, state and local income tax examinations by tax authorities for 2007 through 2010.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2010, no single customer of the Wholly Owned Properties generated more than 10% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Years Ended December 31,
	2010	2009	2008
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$48,051	$48,704	$47,065
Greenville, SC	13,616	14,010	13,982
Kansas City, MO	14,822	14,839	15,349
Memphis, TN	34,982	30,642	25,852
Nashville, TN	59,151	60,551	60,192
Orlando, FL	11,615	11,809	11,402
Piedmont Triad, NC	23,350	23,391	23,418
Raleigh, NC	75,604	72,521	69,696
Richmond, VA	47,191	46,617	47,972
Tampa, FL	72,522	67,294	65,854
Total Office Segment	400,904	390,378	380,782
Industrial:
Atlanta, GA	15,159	15,611	15,721
Piedmont Triad, NC	12,376	12,778	12,674
Total Industrial Segment	27,535	28,389	28,395
Retail:
Kansas City, MO	33,527	29,997	34,633
Piedmont Triad, NC	—	185	221
Raleigh, NC	135	120	36
Total Retail Segment	33,662	30,302	34,890
Residential:
Kansas City, MO	1,220	1,085	1,201
Total Residential Segment	1,220	1,085	1,201
Total Rental and Other Revenues	$463,321	$450,154	$445,268

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.    Segment Information - Continued

	Years Ended December 31,
	2010	2009	2008
Net Operating Income: (1)
Office:
Atlanta, GA	$30,368	$30,754	$28,837
Greenville, SC	8,145	8,706	8,812
Kansas City, MO	8,881	9,071	9,248
Memphis, TN	20,829	17,697	15,146
Nashville, TN	39,289	39,067	39,654
Orlando, FL	6,259	6,267	6,306
Piedmont Triad, NC	15,323	15,322	14,916
Raleigh, NC	52,258	48,779	45,745
Richmond, VA	32,052	32,022	32,225
Tampa, FL	45,482	40,083	39,349
Total Office Segment	258,886	247,768	240,238
Industrial:
Atlanta, GA	10,671	11,606	11,919
Piedmont Triad, NC	9,042	9,740	9,778
Total Industrial Segment	19,713	21,346	21,697
Retail:
Atlanta, GA (2)	(21)	(21)	(26)
Kansas City, MO	19,938	18,174	22,577
Piedmont Triad, NC	—	12	177
Raleigh, NC (2)	37	9	(60)
Total Retail Segment	19,954	18,174	22,668
Residential:
Kansas City, MO	742	581	715
Raleigh, NC (2)	(362)	(527)	(34)
Total Residential Segment	380	54	681
Total Net Operating Income	298,933	287,342	285,284
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(135,793)	(130,028)	(122,835)
Impairment of assets held for use	—	(2,554)	(3,407)
General and administrative expense	(32,948)	(36,682)	(38,043)
Interest expense	(93,372)	(86,805)	(98,492)
Other income	5,657	9,549	3,825
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$42,477	$40,822	$26,332

__________

(1)	Net of discontinued operations.

(2)	Consists of real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

19.    Segment Information - Continued

	December 31,
	2010	2009	2008
Total Assets:
Office:
Atlanta, GA	$268,772	$275,464	$277,472
Baltimore, MD	1,787	1,787	1,793
Greenville, SC	73,931	78,567	83,554
Kansas City, MO	84,197	85,681	87,954
Memphis, TN	270,091	220,722	187,316
Nashville, TN	326,855	338,124	348,068
Orlando, FL	47,042	48,821	50,852
Piedmont Triad, NC	126,680	141,971	148,511
Raleigh, NC	457,945	464,729	469,448
Richmond, VA	249,036	249,881	257,221
Tampa, FL	395,931	393,812	379,146
Total Office Segment	2,302,267	2,299,559	2,291,335
Industrial:
Atlanta, GA	135,858	136,570	137,510
Kansas City, MO	—	—	123
Piedmont Triad, NC	79,321	92,300	100,429
Total Industrial Segment	215,179	228,870	238,062
Retail:
Atlanta, GA	306	1,044	1,070
Kansas City, MO	172,116	175,757	224,603
Piedmont Triad, NC	—	1,082	10,423
Raleigh, NC	5,170	6,048	4,452
Total Retail Segment	177,592	183,931	240,548
Residential:
Kansas City, MO	5,925	6,129	6,471
Orlando, FL	2,098	2,147	2,147
Raleigh, NC	9,574	16,291	28,698
Total Residential Segment	17,597	24,567	37,316
Corporate	159,200	150,174	138,909
Total Assets	$2,871,835	$2,887,101	$2,946,170

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

20.    Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$115,054	$114,339	$116,063	$117,865	$463,321

Income from continuing operations (1)	11,694	40,112	8,773	11,399	71,978
Income/(loss) from discontinued operations (1)	388	(63)	—	—	325
Net income	12,082	40,049	8,773	11,399	72,303
Net (income) attributable to noncontrolling interests in the Operating Partnership	(520)	(1,933)	(366)	(501)	(3,320)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(214)	(215)	148	(204)	(485)
Dividends on preferred stock	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income available for common stockholders	$9,671	$36,224	$6,878	$9,017	$61,790

Earnings per share-basic:
Income from continuing operations available for common stockholders	$0.13	$0.51	$0.10	$0.12	$0.86
Income from discontinued operations available for common stockholders	0.01	—	—	—	—
Net income available for common stockholders	$0.14	$0.51	$0.10	$0.12	$0.86
Earnings per share-diluted:
Income from continuing operations available for common stockholders	$0.13	$0.50	$0.10	$0.12	$0.86
Income from discontinued operations available for common stockholders	0.01	—	—	—	—
Net income available for common stockholders	$0.14	$0.50	$0.10	$0.12	$0.86

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

20.    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$112,361	$111,914	$113,170	$112,709	$450,154

Income from continuing operations (1)	11,756	14,928	12,304	8,443	47,431
Income/(loss) from discontinued operations (1)	1,444	22,146	269	(9,596)	14,263
Net income/(loss)	13,200	37,074	12,573	(1,153)	61,694
Net (income)/loss attributable to noncontrolling interests in the Operating Partnership	(694)	(2,054)	(591)	142	(3,197)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(18)	(116)	(24)	147	(11)
Dividends on preferred stock	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income/(loss) available for common stockholders	$10,811	$33,227	$10,281	$(2,541)	$51,778

Earnings per share-basic:
Income from continuing operations available for common stockholders	$0.15	$0.19	$0.15	$0.09	$0.56
Income/(loss) from discontinued operations available for common stockholders	0.02	0.31	—	(0.13)	0.20
Net income/(loss) available for common stockholders	$0.17	$0.50	$0.15	$(0.04)	$0.76
Earnings per share-diluted:
Income from continuing operations available for common stockholders	$0.15	$0.19	$0.14	$0.09	$0.56
Income/(loss) from discontinued operations available for common stockholders	0.02	0.31	—	(0.13)	0.20
Net income/(loss) available for common stockholders	$0.17	$0.50	$0.14	$(0.04)	$0.76

__________

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

20.    Quarterly Financial Data (Unaudited) – Continued

(1)
The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported:

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010
Rental and other revenues, as reported	$115,818	$114,339	$116,063
Discontinued operations	(764)	—	—
Rental and other revenues, as adjusted	$115,054	$114,339	$116,063

Income from continuing operations, as reported	$11,894	$40,112	$8,773
Discontinued operations	(200)	—	—
Income from continuing operations, as adjusted	$11,694	$40,112	$8,773

Income/(loss) from discontinued operations, as reported	$188	$(63)	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	200	—	—
Income/(loss) from discontinued operations, as adjusted	$388	$(63)	$—

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental and other revenues, as reported	$113,220	$111,914	$113,170	$113,669
Discontinued operations	(859)	—	—	(960)
Rental and other revenues, as adjusted	$112,361	$111,914	$113,170	$112,709

Income/(loss) from continuing operations, as reported	$12,029	$14,928	$12,304	$(2,125)
Discontinued operations	(273)	—	—	10,568
Income from continuing operations, as adjusted	$11,756	$14,928	$12,304	$8,443

Income from discontinued operations, as reported	$1,171	$22,146	$269	$972
Additional discontinued operations from properties sold subsequent to the respective reporting period	273	—	—	(10,568)
Income/(loss) from discontinued operations, as adjusted	$1,444	$22,146	$269	$(9,596)

HIGHWOODS PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per share data)

21.    Subsequent Events

On February 2, 2011, we obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The funding of this loan will occur on February 25, 2011 and the proceeds will be used on such date to pay off at maturity a $137.5 million unsecured bank term loan, amounts then outstanding under our revolving credit facility and for general corporate purposes.

On January 26, 2011, the Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 8, 2011 to stockholders of record on February 14, 2011, a cash dividend of $21.5625 per share of 8.625% Series A Cumulative Redeemable Preferred Shares payable on February 28, 2011 to stockholders of record on February 15, 2011 and a cash dividend of $0.50 per share of 8.000% Series B Cumulative Redeemable Preferred Shares payable on March 15, 2011 to stockholders of record on March 1, 2011.

[This page is intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of the General Partner of
Highwoods Realty Limited Partnership
Raleigh, North Carolina

We have audited the accompanying consolidated balance sheets of Highwoods Realty Limited Partnership and subsidiaries (the "Operating Partnership") as of December 31, 2010 and 2009, and the related consolidated statements of income, capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Highwoods Realty Limited Partnership and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina
February 9, 2011

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(in thousands, except unit and per unit data)

	December 31,
	2010	2009
Assets:
Real estate assets, at cost:
Land	$347,876	$350,537
Buildings and tenant improvements	2,895,779	2,880,632
Development in process	4,524	—
Land held for development	108,670	104,148
	3,356,849	3,335,317
Less-accumulated depreciation	(835,165)	(781,073)
Net real estate assets	2,521,684	2,554,244
For-sale residential condominiums	8,225	12,933
Real estate and other assets, net, held for sale	1,249	5,031
Cash and cash equivalents	14,198	23,519
Restricted cash	4,399	6,841
Accounts receivable, net of allowance of $3,595 and $2,810, respectively	20,716	21,069
Mortgages and notes receivable, net of allowance of $868 and $698, respectively	19,044	3,143
Accrued straight-line rents receivable, net of allowance of $2,209 and $2,443, respectively	93,435	82,600
Investment in unconsolidated affiliates	62,451	64,894
Deferred financing and leasing costs, net of accumulated amortization of $59,383 and $52,129, respectively	85,059	73,517
Prepaid expenses and other assets	40,211	37,947
Total Assets	$2,870,671	$2,885,738

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,522,945	$1,469,155
Accounts payable, accrued expenses and other liabilities	106,716	117,331
Financing obligations	33,114	37,706
Total Liabilities	1,662,775	1,624,192
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,793,987 and 3,891,121 outstanding, respectively	120,838	129,769
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	202,430	211,361
Equity:
Common Units:
General partner Common Units, 750,757 and 747,676 outstanding, respectively	10,044	10,485
Limited partner Common Units, 70,530,921 and 70,128,818 outstanding, respectively	994,610	1,038,328
Accumulated other comprehensive loss	(3,648)	(3,811)
Noncontrolling interests in consolidated affiliates	4,460	5,183
Total Equity	1,005,466	1,050,185
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,870,671	$2,885,738

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(in thousands, except per unit amounts)

	Years Ended December 31,
	2010	2009	2008
Rental and other revenues	$463,321	$450,154	$445,268
Operating expenses:
Rental property and other expenses	164,028	162,286	159,834
Depreciation and amortization	135,793	130,028	122,835
Impairment of assets held for use	—	2,554	3,407
General and administrative	33,308	37,208	38,187
Total operating expenses	333,129	332,076	324,263
Interest expense:
Contractual	87,726	81,982	92,858
Amortization of deferred financing costs	3,385	2,760	2,716
Financing obligations	2,261	2,063	2,918
	93,372	86,805	98,492
Other income:
Interest and other income	6,362	8,262	3,759
Gain/(loss) on debt extinguishment	(705)	1,287	—
	5,657	9,549	3,759
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	42,477	40,822	26,272
Gains on disposition of property	74	266	781
Gains on disposition of for-sale residential condominiums	276	922	5,617
Gains on disposition of investment in unconsolidated affiliates	25,330	—	—
Equity in earnings of unconsolidated affiliates	3,794	5,367	5,811
Income from continuing operations	71,951	47,377	38,481
Discontinued operations:
Income/(loss) from discontinued operations	411	(7,203)	(21,483)
Net gains/(losses) on disposition of discontinued operations	(86)	21,466	18,485
	325	14,263	(2,998)
Net income	72,276	61,640	35,483
Net (income) attributable to noncontrolling interests in consolidated affiliates	(485)	(11)	(2,041)
Distributions on Preferred Units	(6,708)	(6,708)	(9,804)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	(108)
Net income available for common unitholders	$65,083	$54,921	$23,530
Earnings per common unit – basic:
Income from continuing operations available for common unitkholders	$0.87	$0.57	$0.42
Income/(loss) from discontinued operations available for common unitholders	—	0.20	(0.05)
Net income available for common unitholders	$0.87	$0.77	$0.37
Weighted average Common Units outstanding – basic	74,971	71,591	62,882
Earnings per common unit – diluted:
Income from continuing operations available for common unitholders	$0.87	$0.57	$0.42
Income/(loss) from discontinued operations available for common unitholders	—	0.20	(0.05)
Net income available for common unitholders	$0.87	$0.77	$0.37
Weighted average Common Units outstanding – diluted	75,169	71,670	63,083
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$64,758	$40,658	$26,528
Income/(loss) from discontinued operations available for common unitholders	325	14,263	(2,998)
Net income available for common unitholders	$65,083	$54,921	$23,530

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Capital

(in thousands, except unit amounts)

For the Years Ended December 31, 2010, 2009 and 2008

	Common Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Partners’ Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance at December 31, 2007	$8,305	$822,217	$(938)	$6,803	$836,387
Issuances of Common Units	2,163	214,145	—	—	216,308
Redemptions of Common Units	(33)	(3,260)	—	—	(3,293)
Distributions paid on Common Units	(1,063)	(105,199)	—	—	(106,262)
Distributions paid on Preferred Units	(98)	(9,706)	—	—	(9,804)
Share-based compensation expense	67	6,650	—	—	6,717
Contributions from noncontrolling interests in consolidated affiliates	—	—	—	625	625
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(3,293)	(3,293)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	84	8,423	—	—	8,507
Net (income) attributable to noncontrolling interests in consolidated affiliates	(20)	(2,021)	—	2,041	—
Comprehensive income:
Net income	354	35,129	—	—	35,483
Other comprehensive loss	—	—	(3,854)	—	(3,854)
Total comprehensive income					31,629
Balance at December 31, 2008	9,759	966,378	(4,792)	6,176	977,521
Issuances of Common Units	1,509	149,432	—	—	150,941
Distributions paid on Common Units	(1,206)	(119,360)	—	—	(120,566)
Distributions paid on Preferred Units	(67)	(6,641)	—	—	(6,708)
Share-based compensation expense	66	6,501	—		6,567
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(1,004)	(1,004)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(192)	(18,995)	—	—	(19,187)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	(11)	—	11	—
Comprehensive income:
Net income	616	61,024	—	—	61,640
Other comprehensive income	—	—	981	—	981
Total comprehensive income					62,621
Balance at December 31, 2009	10,485	1,038,328	(3,811)	5,183	1,050,185
Issuances of Common Units	30	2,968	—	—	2,998
Distributions paid on Common Units	(1,274)	(126,143)	—	—	(127,417)
Distributions paid on Preferred Units	(67)	(6,641)	—	—	(6,708)
Share-based compensation expense	66	6,506	—	—	6,572
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(568)	(568)
Acquisition of noncontrolling interest in consolidated affiliate	1	139	—	(640)	(500)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	85	8,380	—	—	8,465
Net (income) attributable to noncontrolling interests in consolidated affiliates	(5)	(480)	—	485	—
Comprehensive income:
Net income	723	71,553	—	—	72,276
Other comprehensive income	—	—	163	—	163
Total comprehensive income					72,439
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$72,276	$61,640	$35,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,158	131,883	127,620
Amortization of lease incentives	1,239	1,110	1,041
Share-based compensation expense	6,572	6,567	6,717
Additions to allowance for doubtful accounts	4,009	5,639	3,391
Amortization of deferred financing costs	3,385	2,760	2,716
Amortization of settled cash flow hedges	237	(249)	181
Impairment of assets held for use	—	13,518	32,846
(Gain)/loss on debt extinguishment	705	(1,287)	—
Net (gains)/losses on disposition of property	12	(21,732)	(19,266)
Gains on disposition of for-sale residential condominiums	(276)	(922)	(5,617)
Gains on disposition of investment in unconsolidated affiliates	(25,330)	—	—
Equity in earnings of unconsolidated affiliates	(3,794)	(5,367)	(5,811)
Changes in financing obligations	708	392	80
Distributions of earnings from unconsolidated affiliates	4,377	4,103	5,978
Changes in operating assets and liabilities:
Accounts receivable	(3,290)	(2,819)	(3,362)
Prepaid expenses and other assets	370	(2,629)	(352)
Accrued straight-line rents receivable	(11,889)	(6,521)	(7,868)
Accounts payable, accrued expenses and other liabilities	5,012	2,962	(15,995)
Net cash provided by operating activities	190,481	189,048	157,782
Investing activities:
Additions to real estate assets and deferred leasing costs	(102,717)	(151,482)	(231,422)
Net proceeds from disposition of real estate assets	6,801	77,288	64,858
Net proceeds from disposition of for-sale residential condominiums	4,952	12,196	27,140
Proceeds from disposition of investment in unconsolidated affiliates	15,000	—	—
Distributions of capital from unconsolidated affiliates	1,933	3,955	3,214
Repayments of mortgages and notes receivable	329	459	1,624
Contributions to unconsolidated affiliates	(2,875)	(952)	(12,741)
Changes in restricted cash and other investing activities	(1,576)	(3,288)	12,984
Net cash used in investing activities	(78,153)	(61,824)	(134,343)
Financing activities:
Distributions on Common Units	(127,417)	(120,566)	(106,262)
Redemptions/repurchases of Preferred Stock	—	—	(52,499)
Dividends on Preferred Units	(6,708)	(6,708)	(9,804)
Distributions to noncontrolling interests in consolidated affiliates	(568)	(1,004)	(3,293)
Acquisition of noncontrolling interest in consolidated affiliate	(500)	—	—
Net proceeds from the issuance of Common Units	2,998	150,941	209,984
Redemptions of Common Units	—	—	(3,293)
Borrowings on revolving credit facility	37,500	128,000	462,183
Repayments on revolving credit facility	(7,500)	(291,000)	(526,983)
Borrowings on mortgages and notes payable	10,368	217,215	192,300
Repayments of mortgages and notes payable	(27,004)	(188,501)	(173,259)
Borrowings on financing obligations	—	4,184	—
Payments on financing obligations	(1,116)	(1,044)	(977)
Payments on debt extinguishment	(577)	—	—
Contributions from noncontrolling interests in consolidated affiliates	—	—	625
Additions to deferred financing costs	(1,125)	(8,871)	(1,656)
Net cash used in financing activities	(121,649)	(117,354)	(12,934)
Net increase/(decrease) in cash and cash equivalents	(9,321)	9,870	10,505
Cash and cash equivalents at beginning of the period	23,519	13,649	3,144
Cash and cash equivalents at end of the period	$14,198	$23,519	$13,649

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(in thousands)

Supplemental disclosure of cash flow information:

	Years Ended December 31,
	2010	2009	2008
Cash paid for interest, net of amounts capitalized	$86,395	$85,422	$97,518

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2010	2009	2008
Unrealized gains/(losses) on cash flow hedges	$—	$937	$(1,376)
Conversion of Common Units to Common Stock	$3,061	$5,591	$2,022
Changes in accrued capital expenditures	$(1,946)	$(19,098)	$(7,833)
Write-off of fully depreciated real estate assets	$43,955	$33,006	$34,633
Write-off of fully amortized deferred financing and leasing costs	$15,719	$19,194	$14,705
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$382	$1,497	$(2,177)
Settlement of financing obligation	$4,184	$—	$—
Unrealized gain/(loss) on tax increment financing bond	$(177)	$293	$(2,659)
Mortgages receivable from seller financing	$17,030	$—	$—
Assumption of mortgages and notes payable	$40,306	$—	$8,348
Issuance of Common Units to acquire real estate assets	$—	$—	$6,325

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

The Company is the sole general partner of the Operating Partnership. At December 31, 2010, the Company owned all of the Preferred Units and 71.3 million, or 95.0%, of the Common Units in the Operating Partnership. Limited partners, including one officer and two directors of the Company, own the remaining 3.8 million Common Units. In the event the Company issues shares of Common Stock, the proceeds of the issuance are contributed to the Operating Partnership in exchange for additional Common Units. Generally, the Operating Partnership is required to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of the Company’s Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption, provided that the Company at its option may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During 2010, the Company redeemed 97,134 Common Units for a like number of shares of Common Stock. The redemptions increased the percentage of Common Units owned by the Company from 94.8% at December 31, 2009 to 95.0% at December 31, 2010.

At December 31, 2010, the Company and/or the Operating Partnership wholly owned: 295 in-service office, industrial and retail properties, comprising 27.2 million square feet; 96 rental residential units; 26 for-sale residential condominiums; 611 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional two office properties that are considered completed but not yet stabilized. In addition, we owned interests (50.0% or less) in 35 in-service office and industrial properties, one office property under development and 11 acres of undeveloped land suitable for future development, which includes a 12.5% interest in a 261,000 square foot office property directly owned by the Company and thus is included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the years ended December 31, 2009 and 2008 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale which required discontinued operations presentation. Prior period amounts related to additions to allowance for doubtful accounts and amortization of lease commissions in our Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

The Consolidated Financial Statements include the wholly owned subsidiaries and those subsidiaries in which we own a majority voting interest with the ability to control operations of the subsidiaries and where no substantive participating rights or substantive kick out rights have been granted to the noncontrolling interests. We consolidate partnerships, joint ventures and limited liability companies when we control the major operating and financial policies of the entity through majority ownership or in our capacity as general partner or managing member. Five of the 50.0% or less owned in-service office properties are consolidated. In addition, we consolidate those entities deemed to be variable interest entities in which we are determined to be the primary beneficiary. At December 31, 2010, we had involvement with no entities that we deemed to be variable interest entities. All significant intercompany transactions and accounts have been eliminated.

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

Real Estate and Related Assets

Real estate and related assets are recorded at cost and stated at cost less accumulated depreciation. Renovations, replacements and other expenditures that improve or extend the life of assets are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of 40 years for buildings and depreciable land infrastructure costs, 15 years for building improvements and five to seven years for furniture, fixtures and equipment. Tenant improvements are amortized using the straight-line method over initial fixed terms of the respective leases, which generally are from three to 10 years. Depreciation expense for real estate assets was $117.6 million, $115.6 million and $111.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Expenditures directly related to the development and construction of real estate assets are included in net real estate assets and are stated at depreciated cost. Development expenditures include pre-construction costs essential to the development of properties, development and construction costs, interest costs on qualifying assets, real estate taxes, development personnel salaries and related costs and other costs incurred during the period of development. Interest and other carrying costs are capitalized until the building is ready for its intended use, but not later than one year from cessation of major construction activity. We consider a construction project as substantially completed and ready for its intended use upon the completion of tenant improvements. We cease capitalization on the portion that is substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction.

Expenditures directly related to the leasing of properties are included in deferred financing and leasing costs and are stated at amortized cost. Such expenditures are part of the investment necessary to execute leases and, therefore, are classified as investment activities in the statement of cash flows. All leasing commissions paid to third parties for new leases or lease renewals are capitalized. Internal leasing costs include primarily compensation, benefits and other costs, such as legal fees related to leasing activities, which are incurred in connection with successfully securing leases of properties. Capitalized leasing costs are amortized on a straight-line basis over the initial fixed terms of the respective leases, which generally are from three to 10 years. Estimated costs related to unsuccessful activities are expensed as incurred.

We record liabilities for the performance of asset retirement activities when the obligation to perform such activities is unconditional, whether or not the timing or method of settlement of the obligation may be conditional on a future event.

Upon the acquisition of real estate assets, we assess the fair value of acquired tangible assets such as land, buildings and tenant improvements, intangible assets such as above and below market leases, acquired in-place leases, customer relationships and other identified intangible assets and assumed liabilities. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates as well as available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

The above and below market rate portions of leases acquired in connection with property acquisitions are recorded in deferred financing and leasing costs or in accounts payable, accrued expenses and other liabilities at their fair value. Fair value is calculated as the present value of the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases and the accrued below-market lease values are amortized as an increase to base rental revenue over the remaining term of the respective leases and any below market option periods.

In-place leases acquired are recorded at their fair value in deferred financing and leasing costs and are amortized to depreciation and amortization expense over the remaining term of the respective lease. The value of in-place leases is based on our evaluation of the specific characteristics of each customer’s lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions, the customer’s credit quality and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Real estate and other assets are classified as long-lived assets held for use and as long-lived assets held for sale. Real estate is classified as held for sale when the Company’s Board of Directors, or its investment committee has approved the sale of the asset, a legally enforceable contract has been executed and the buyer’s due diligence period has expired.

Impairment of Long-Lived Assets and Investments in Unconsolidated Affiliates

With respect to assets classified as held for use, if events or changes in circumstances (such as a significant decline in occupancy, identification of materially adverse legal or environmental factors, change in our designation of an asset to non-core which impacts the anticipated holding period or market value less than cost) indicate that the carrying value may be impaired, an impairment analysis is performed. Such analysis is generally performed at the property level, except when an asset is part of an interdependent group (e.g. office park) and consists of determining whether the asset’s carrying amount will be recovered from its undiscounted estimated future operating and residual cash flows. These cash flows are estimated based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property and expected ownership periods. For properties under development, the cash flows are based on expected service potential of the asset (group) when development is substantially complete. If the carrying amount of a held for use asset exceeds the sum of its undiscounted future operating and residual cash flows, an impairment loss is recorded for the difference between estimated fair value of the asset and the carrying amount. We generally estimate the fair value of assets held for use by using discounted cash flow analysis. In some instances, appraisal information may be available and is used in addition to the discounted cash flow analysis. As the factors used in generating these cash flows are difficult to predict and are subject to future events that may alter our assumptions, the discounted and/or undiscounted future operating and residual cash flows estimated by us in our impairment analyses or those established by appraisal may not be achieved and we may be required to recognize future impairment losses on our properties held for use.

We record assets held for sale (including for-sale residential condominiums) at the lower of the carrying amount or estimated fair value. Fair value of assets held for sale is equal to the estimated or contracted sales price with a potential buyer, less costs to sell. The impairment loss, if any, is the amount by which the carrying amount exceeds the estimated fair value.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

We analyze our investments in unconsolidated affiliates for impairment. Such analysis consists of determining whether an expected loss in market value of an investment is other than temporary by evaluating the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the investee, and our intent and ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in market value. As the factors used in this analysis are difficult to predict and are subject to future events that may alter our assumptions, we may be required to recognize future impairment losses on our investments in unconsolidated affiliates.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Rental and Other Revenues

Minimum contractual rents from leases are recognized on a straight-line basis over the terms of the respective leases. This means that, with respect to a particular lease, actual amounts billed in accordance with the lease during any given period may be higher or lower than the amount of rental revenue recognized for the period. Straight-line rental revenue is commenced when the customer assumes control of the leased premises. Accrued straight-line rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with lease agreements. Contingent rental revenue, such as percentage rent, is accrued when the contingency is removed. Termination fee income is recognized as revenue at the later of when the customer has vacated the space or the lease has expired and the following conditions are met: a fully executed lease termination agreement has been delivered; the amount of the fee is determinable; and collectability of the fee is reasonably assured. Rental revenue reductions related to co-tenancy lease provisions, if any, are accrued when events have occurred that trigger such provisions.

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

Allowance for Doubtful Accounts

Accounts receivable, accrued straight-line rents receivable and mortgages and notes receivable are reduced by an allowance for amounts that may become uncollectible in the future. We regularly evaluate the adequacy of our allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of our customer, historical trends of the customer and changes in customer payment terms. Additionally, with respect to customers in bankruptcy, we estimate the probable recovery through bankruptcy claims and adjust the allowance for amounts deemed uncollectible. If our assumptions regarding the collectability of receivables prove incorrect, we could experience losses in excess of our allowance for doubtful accounts. The allowance and its related receivable are written-off when we have concluded there is a low probability of collection.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

1.      Description of Business and Significant Accounting Policies – Continued

Lease Incentives

Lease incentive costs, which are payments made to or on behalf of a customer as an incentive to sign the lease, are capitalized in deferred financing and leasing costs and amortized on a straight-line basis over the respective lease terms as a reduction of rental revenues.

For-Sale Residential Condominiums

For-sale residential condominiums include completed, but unsold, condominium inventory. We initially record receipts of earnest money deposits in accounts payable, accrued expenses and other liabilities in accordance with the deposit method. We then record completed sales when units close and the remaining net cash is received. During the years ended December 31, 2010, 2009 and 2008, we received $5.3 million, $13.0 million and $28.6 million, respectively, in gross proceeds and recorded $5.0 million, $12.1 million and $23.0 million, respectively, of cost of assets sold from condominium sales.

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

Additionally, our joint ventures will frequently borrow funds on their own behalf to finance the acquisition of, and/or leverage the return upon, the properties being acquired by the joint ventures or to build or acquire additional buildings. Such borrowings are typically on a non-recourse or limited recourse basis. We generally are not liable for the debts of our joint ventures, except to the extent of our equity investment. In most cases, we and/or our joint venture partners are required to agree to customary limited exceptions on non-recourse loans.

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

Income Taxes

The Company has elected and expects to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). A corporate REIT is a legal entity that holds real estate assets and, through the payment of dividends to stockholders, is generally permitted to reduce or avoid the payment of federal and state income taxes at the corporate level. To maintain qualification as a REIT, the Company is required to pay dividends to its stockholders equal to at least 90.0% of its annual REIT taxable income, excluding net capital gains. The partnership agreement requires the Operating Partnership to pay economically equivalent distributions on outstanding Common Units at the same time that the Company pays dividends on its outstanding Common Stock.

Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership does not reflect any federal income taxes in its financial statements, since as a partnership the taxable effects of its operations are attributed to its partners. The Operating Partnership does record state income tax for states that tax partnership income directly.

Concentration of Credit Risk

We perform ongoing credit evaluations of our customers. At December 31, 2010, the wholly owned properties, defined as in-service properties (excluding rental residential units) to which we have title and 100.0% ownership rights (“Wholly Owned Properties”), were leased to 1,614 customers in nine primary geographic locations. The geographic locations that comprise greater than 10.0% of our annualized cash rental revenue are Raleigh, NC, Tampa, FL, Atlanta, GA, Nashville, TN and Kansas City, MO. Our customers engage in a wide variety of businesses. No single customer of the Wholly Owned Properties generated more than 10.0% of our consolidated revenues during 2010.

We maintain our cash and cash equivalents and our restricted cash at financial or other intermediary institutions. The combined account balances at each institution may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Additionally, from time to time in connection with tax-deferred 1031 transactions, our restricted cash balances may be commingled with other funds being held by any such intermediary institution which subjects our balance to the credit risk of the institution.

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

We account for terminated derivative instruments by recognizing the related accumulated comprehensive income/loss balance in current earnings, unless the hedged forecasted transaction continues as originally planned, in which case we continue to amortize the accumulated comprehensive income/loss into earnings over the originally designated hedge period.

Earnings Per Unit

Basic earnings per unit is computed by dividing net income available for common unitholders by the weighted Common Units outstanding - basic. Diluted earnings per unit is computed by dividing net income available to common unitholders by the weighted Common Units outstanding – basic plus the dilutive effect of options and warrants, using the treasury stock method. Weighted Common Units outstanding – basic include all of the Company’s unvested restricted stock since dividends received on such restricted stock are non-forfeitable.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.      Real Estate Assets

Acquisitions

In the third quarter of 2010, we acquired a 336,000 square foot office property in Memphis, TN for $10.0 million in cash and the assumption of $42.6 million of 6.43% effective rate secured debt, which was recorded at fair value of $40.3 million and incurred $0.4 million of acquisition-related costs. In the fourth quarter of 2010, we acquired a 117,000 square foot office property and 32.6 acres of development land in Tampa, FL for $12.0 million in cash and incurred $0.2 million of acquisition-related costs. At the time of acquisition, the office building was vacant. Also, we acquired our partner’s interest in a joint venture that owned for-sale residential condominiums for $0.5 million in cash.

In 2009, we acquired a 220,000 square foot office building in Tampa, FL for $22.3 million in cash and incurred $0.1 million of acquisition-related costs.

In 2008, we acquired a 135,000 square foot office building in Memphis, TN in exchange for 183,587 Common Units and the assumption of $7.8 million of 8.15% effective rate secured debt, which were recorded at fair value of $6.3 million and $8.4 million, respectively.

Dispositions

During the second quarter of 2010, we sold seven office properties in Winston Salem, NC for gross proceeds of $12.9 million. In connection with this disposition, we received cash of $4.5 million and provided seller financing of $8.4 million (recorded at fair value of $8.4 million in mortgages and notes receivable) and committed to lend up to an additional $1.7 million for tenant improvements and lease commissions, of which $0.2 million was funded as of December 31, 2010. The three-year, interest-only first mortgage carries a 6.0% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 8.0% in the fifth year. We have accounted for this disposition using the installment method, whereby the $0.4 million gain on disposition of property has been deferred and will be recognized when the seller financing is repaid.

During the second quarter of 2010, we also sold six industrial properties in Greensboro, NC for gross proceeds of $12.0 million. In connection with this disposition, we received cash of $3.4 million and provided seller financing of $8.6 million (recorded at fair value of $8.6 million in mortgages and notes receivable) and a limited rent guarantee with maximum exposure to loss of $0.7 million as of December 31, 2010. The three-year, interest-only first mortgage carries a 6.25% average interest rate. Assuming no default exists, the note can be extended by the buyer for two additional one-year periods, subject to an increase in the interest rate to 7.0% in the fourth year and to 7.75% in the fifth year. We currently have concluded that a loss from the rent guarantee is not probable. We have accounted for this disposition using the installment method, whereby the $0.3 million impairment was recognized in net gains/(losses) on disposition of discontinued operations in the second quarter of 2010.

During the first quarter of 2010, we recorded a completed sale in connection with the disposition of an office property in Raleigh, NC in the fourth quarter of 2009 where the buyer’s limited right to compel us to repurchase the property expired. Accordingly, we recognized the $0.2 million gain on disposition of property in the first quarter of 2010.

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

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.      Real Estate Assets - Continued

Impairments

We recorded impairment of assets held for use of $2.6 million and $3.4 million in 2009 and 2008, respectively, on four office properties located in Winston-Salem, NC. Additionally, we recorded impairment of $11.0 million and $29.4 million in 2009 and 2008, respectively, on certain office, industrial and retail properties in Winston-Salem and Greensboro, NC that were sold in 2010 and required discontinued operations presentation. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future (see Note 1).

Development

As of December 31, 2010, we had one office property aggregating 60,000 square feet which was reflected as development in process due to ongoing redevelopment activities. The project is 100.0% leased.

3.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	December 31,
	2010	2009
Seller financing (first mortgages)	$17,180	$—
Less allowance	—	—
	17,180	—
Promissory notes	2,732	3,841
Less allowance	(868)	(698)
	1,864	3,143
Mortgages and notes receivable, net	$19,044	$3,143

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	December 31,
	2010	2009
Beginning notes receivable allowance	$698	$459
Bad debt expense	413	255
Recoveries/write-offs/other	(243)	(16)
Total notes receivable allowance	$868	$698

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in 2010 (see Note 2). This seller financing is evidenced by first mortgages secured by the assignment of rents and the underlying real estate assets. We conclude on the credit quality of the receivables by monitoring the leasing statistics and market fundamentals of these assets. As of December 31, 2010, the interest payments on both mortgages receivable were current and there were no indications of impairment on the receivables. We may be required to take impairment charges in the future if and to the extent the underlying collateral diminishes in value.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Investments in Affiliates

Unconsolidated Affiliates

We have retained equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated investors. We account for these unconsolidated affiliates using the equity method of accounting. As a result, the assets and liabilities of these joint ventures for which we use the equity method of accounting are not included in our Consolidated Financial Statements.

The following table sets forth our ownership in unconsolidated affiliates at December 31, 2010:

Joint Venture	Location of Properties	Ownership Interest
Concourse Center Associates, LLC	Greensboro, NC	50.00%
Plaza Colonnade, LLC	Kansas City, MO	50.00%
Board of Trade Investment Company	Kansas City, MO	49.00%
Highwoods DLF 97/26 DLF 99/32, LP	Atlanta, GA; Greensboro, NC; Orlando, FL	42.93%
Highwoods KC Glenridge Office, LLC	Atlanta, GA	40.00%
Highwoods KC Glenridge Land, LLC	Atlanta, GA	40.00%
HIW-KC Orlando, LLC	Orlando, FL	40.00%
Kessinger/Hunter, LLC	Kansas City, MO	26.50%
Highwoods DLF Forum, LLC	Raleigh, NC	25.00%
Highwoods DLF 98/29, LLC	Atlanta, GA; Charlotte, NC; Greensboro, NC; Raleigh, NC; Orlando, FL	22.81%
HIW Development B, LLC	Charlotte, NC	10.00%

The following table sets forth combined summarized financial information for our unconsolidated affiliates:

	December 31,
	2010	2009
Balance Sheets:
Assets:
Real estate assets, net	$567,867	$669,657
All other assets, net	90,323	116,097
Total Assets	$658,190	$785,754

Liabilities and Partners’ or Shareholders’ Equity:
Mortgages and notes payable (1)	$414,265	$582,460
All other liabilities	25,858	32,447
Partners’ or shareholders’ equity	218,067	170,847
Total Liabilities and Partners’ or Shareholders’ Equity	$658,190	$785,754

Our share of historical partners’ or shareholders’ equity (2)	$60,581	$34,133
Net excess of cost of investments over the net book value of underlying net assets (2) (3)	1,870	18,352
Carrying value of investments in unconsolidated affiliates (2)	$62,451	$52,485

Our share of unconsolidated non-recourse mortgage debt (1)	$149,379	$237,102

__________

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Investments in Affiliates– Continued

(1)	Our share of scheduled future principal payments, including amortization, due on mortgages and notes payable at December 31, 2010 is as follows:

2011	$2,870
2012	22,747
2013	24,778
2014 (a)	64,297
2015	951
Thereafter	33,736
$149,379

All of this joint venture debt is non-recourse to us except in the case of customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations.

(a)
Includes our 22.81% portion of a $38.7 million mortgage payable which is callable at the lender’s sole discretion on either of the following call dates: May 1, 2014, 2019 or 2024, by giving written notice at least six months prior to the elected call date.

(2)
During the third quarter of 2006, three of our Des Moines joint ventures made cash distributions aggregating $17.0 million in connection with a debt refinancing. We received 50.0% of such distributions. As a result of these distributions, our investment account in these joint ventures became negative. We recorded the distributions as a reduction of our investment account and included the resulting negative investment balances of $12.4 million in accounts payable, accrued expenses and other liabilities at December 31, 2009. Our interests in these joint ventures were sold in the second quarter of 2010.

(3)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level, which is typically depreciated over the life of the related asset.

	Years Ended December 31,
	2010	2009	2008
Income Statements:
Rental and other revenues	$115,826	$145,143	$156,482
Expenses:
Rental property and other expenses	54,695	70,197	77,221
Depreciation and amortization	29,945	33,821	33,096
Interest expense	27,187	34,405	35,204
Total expenses	111,827	138,423	145,521
Income before disposition of properties	3,999	6,720	10,961
Gains on disposition of properties	—	2,963	—
Net income	$3,999	$9,683	$10,961
Our share of:
Depreciation and amortization of real estate assets	$10,318	$11,877	$12,582
Interest expense	$10,449	$13,969	$14,473
Net gain on disposition of depreciable properties	$—	$582	$—
Net income	$1,483	$2,852	$3,680

Our share of net income	$1,483	$2,852	$3,680
Purchase accounting and management, leasing and other fees adjustments	2,311	2,515	2,131
Equity in earnings of unconsolidated affiliates	$3,794	$5,367	$5,811

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Investments in Affiliates– Continued

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

 - Kessinger/Hunter, LLC

Kessinger/Hunter, LLC, which is managed by our joint venture partner, previously provided property management, leasing, brokerage and certain construction related services to certain of our Wholly Owned Properties in Kansas City, MO. These services were reduced by us to only leasing-related services in 2009. Kessinger/Hunter, LLC received $0.8 million, $0.5 million and $2.6 million from us for these services in 2010, 2009 and 2008, respectively.

- Highwoods-DLF Forum, LLC (“DLF Forum”)

In 2008, we contributed $12.3 million to this joint venture for a 25% ownership interest. The joint venture acquired a 635,000 square foot office park in Raleigh, NC, for approximately $113 million and obtained a $67.5 million loan secured by the property.

 - Highwoods DLF 98/29, LLC (“DLF I”)

At the formation of this joint venture in 1999, our partner contributed excess cash to the venture that was distributed to us under the joint venture agreements. We are required to repay this excess cash to our partner over time, as discussed in Note 9.

In 2009, DLF I sold a property for gross proceeds of $14.8 million and recorded a gain of $3.4 million. We recorded $0.8 million as our proportionate share of this gain through equity in earnings of unconsolidated affiliates in 2009.

 - HIW Development B, LLC

In 2009, we contributed $0.3 million to this joint venture for a 10% ownership interest. Simultaneous with the formation, this joint venture acquired land for $3.4 million to be used for development in Charlotte, NC. In 2010, we contributed an additional $1.0 million to this joint venture for the purpose of constructing a build-to-suit office property expected to cost $46.5 million when completed in 2011. We receive customary development fees for this construction.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Investments in Affiliates– Continued

 - Des Moines, IA Joint Ventures

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. The assets in the joint ventures included 1.7 million square feet of office, 788,000 square feet of industrial and 45,000 square feet of retail properties, as well as 418 apartment units. In connection with the closing, we received $15.0 million in cash. We had a negative book basis in certain of the joint ventures, primarily as a result of prior cash distributions to the partners. Accordingly, we recorded gain on disposition of investment in unconsolidated affiliates of $25.3 million in the second quarter of 2010. As of the closing date, the joint ventures had approximately $170 million of secured debt, which was non-recourse to us except (1) in the case of customary exceptions pertaining to matters such as misuse of funds, borrower bankruptcy, unpermitted transfers, environmental conditions and material misrepresentations and (2) approximately $9.0 million of direct and indirect guarantees. We have been released by the applicable lenders from all such direct and indirect guarantees and we have no ongoing lender liability relating to such customary exceptions to non-recourse liability with respect to most, but not all, of the debt. The buyer has agreed to indemnify and hold us harmless from any and all future losses that we suffer as a result of our prior investment in the joint ventures (other than losses directly resulting from our acts or omissions). In the event we are exposed to any such future loss, our financial condition and operating results would not be adversely affected unless the buyer defaults on its indemnification obligation.

 - Other Activities

We receive development, management and leasing fees for services provided to certain of our joint ventures. These fees are recognized as income to the extent of our respective joint venture partner’s interest in rental and other revenues. In the years ended December 31, 2010, 2009 and 2008, we recognized $2.7 million, $2.1 million and $2.1 million, respectively, of development, management and leasing fees from our unconsolidated joint ventures.

Consolidated Affiliates

The following summarizes our consolidated affiliates:

 - Highwoods-Markel Associates, LLC (“Markel”)

We have a 50.0% ownership interest in Markel. We are the manager and leasing agent for Markel’s properties located in Richmond, VA and receive customary management and leasing fees. We consolidate Markel since we are the general partner and control the major operating and financial policies of the joint venture. The organizational documents of Markel require the entity to be liquidated through the sale of its assets upon reaching December 31, 2100. As controlling partner, we have an obligation to cause this property-owning entity to distribute proceeds of liquidation to the noncontrolling interest partner in these partially owned properties only if the net proceeds received by the entity from the sale of our assets warrant a distribution as determined by the agreement. We estimate the value of noncontrolling interest distributions would have been approximately $13.9 million had the entity been liquidated at December 31, 2010. This estimated settlement value is based on the fair value of the underlying properties which is based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates and costs to operate each property. If the entity’s underlying assets are worth less than the underlying liabilities on the date of such liquidation, we would have no obligation to remit any consideration to the noncontrolling interest holder.

 - SF-HIW Harborview Plaza, LP (“Harborview”)

We have a 20.0% interest in Harborview. We are the manager and leasing agent for Harborview’s property located in Tampa, FL and receive customary management and leasing fees. As further described in Note 8, we account for this joint venture as a financing obligation since our partner has the right to put its interest back to us in the future.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Investments in Affiliates– Continued

- Plaza Residential, LLC (“Plaza Residential”)

In 2007, through our taxable REIT subsidiary, we contributed $10.6 million for a majority owned interest in Plaza Residential, which was formed to develop and sell 139 for-sale residential condominiums constructed above an office property developed by us in Raleigh, NC. Our partner had a 7.0% ownership interest in the joint venture, performed development services for the joint venture for a market development fee and guaranteed 40.0% of the construction financing. As of December 31, 2009, we consolidated this joint venture since we own the majority interest. On December 30, 2010, we acquired our partner’s interest for $0.5 million.

5.      Deferred Financing and Leasing Costs

The following table sets forth total deferred financing and leasing costs, net of accumulated amortization. Lease intangible assets include lease commissions and above market and in-place lease intangible assets arising from purchace accounting.

	December 31,
	2010	2009
Deferred financing costs	$16,412	$16,811
Less accumulated amortization	(7,054)	(4,549)
	9,358	12,262
Deferred leasing costs (including lease intangible assets and lease incentives)	128,030	108,835
Less accumulated amortization	(52,329)	(47,580)
	75,701	61,255
Deferred financing and leasing costs, net	$85,059	$73,517

Amortization of deferred financing and leasing costs were as follows:

	Years Ended December 31,
	2010	2009	2008
Amortization of deferred financing costs	$3,385	$2,760	$2,716
Amortization of lease intangible assets (included in depreciation and amortization)	$17,383	$15,064	$15,320
Amortization of lease incentives (included in rental and other revenues)	$1,239	$1,110	$1,041

The following table sets forth scheduled future amortization for deferred financing and leasing costs as of December 31, 2010:

Years Ending December 31,	Amortization of Deferred Financing Costs	Amortization of Lease Intangible Assets	Amortization of Lease Incentives
2011	$3,014	$17,168	$1,038
2012	2,786	14,291	938
2013	1,168	11,233	775
2014	791	8,545	617
2015	791	6,097	408
Thereafter	808	13,201	1,390
	$9,358	$70,535	$5,166

The weighted average remaining amortization periods for deferred financing costs, lease intangible assets and lease incentives were 3.4 years, 6.2 years and 7.9 years, respectively, as of December 31, 2010.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Deferred Financing and Leasing Costs - Continued

In connection with the acquisition of an office property in Memphis, TN in the third quarter of 2010, we recorded $2.8 million of above market lease intangible assets and $7.1 million of in-place lease intangible assets with weighted average amortization periods at the time of the acquisition of 7.3 and 5.9 years, respectively.

6.      Mortgages and Notes Payable

Our mortgages and notes payable consist of the following:

	December 31,
	2010	2009
Secured indebtedness: (1)
7.05% mortgage loan due 2012	$186,038	$188,088
6.03% mortgage loan due 2013	128,084	130,739
5.68% mortgage loan due 2013	113,230	115,958
5.17% (6.43% effective rate) mortgage loan due 2015 (2)	40,199	—
6.88% mortgage loans due 2016	113,386	114,610
7.50% mortgage loan due 2016	46,662	47,108
5.74% to 9.00% mortgage loans due between 2012 and 2016 (3) (4) (5)	74,691	82,483
Variable rate construction loan due 2010 (6)	52,109	41,741
	754,399	720,727
Unsecured indebtedness:
5.85% (5.88% effective rate) notes due 2017 (7)	391,046	390,928
7.50% notes due 2018	200,000	200,000
Variable rate term loans due between 2011 and 2012 (8)	147,500	157,500
Revolving credit facility due 2013 (9)	30,000	—
	768,546	748,428
Total	$1,522,945	$1,469,155

__________

(1)
The mortgage loans payable are secured by real estate assets with an aggregate undepreciated book value of approximately $1.2 billion at December 31, 2010. Our fixed rate mortgage loans generally are either locked out to prepayment for all or a portion of their term or are prepayable subject to certain conditions including prepayment penalties.

(2)	Net of amortized fair market value discount of $2.1 million as of December 31, 2010.

(3)	Includes mortgage debt related to SF-HIW Harborview Plaza, LP., a consolidated 20.0% owned joint venture, of $21.5 million and $21.9 million at December 31, 2010 and 2009, respectively. See Note 8.

(4)	Includes mortgage debt related to Markel, a consolidated 50.0% owned joint venture, of $35.0 million and $35.8 million at December 31, 2010 and 2009, respectively. See Note 10.

(5)	Net of amortized fair market value premium of $0.4 million at both December 31, 2010 and 2009.

(6)
Maturity date does not reflect a one-year extension option available to us, except in the event of default, related to the $52.1 million outstanding on our $70.0 million secured construction facility. The interest rate is 1.12% at December 31, 2010.

(7)	Net of amortized original issuance discount of $0.8 million and $0.9 million at December 31, 2010 and 2009, respectively.

(8)	The interest rates are 3.90% and 1.36% on our $10.0 million and $137.5 million term loans, respectively, as of December 31, 2010.

(9)	The interest rate is 3.16% on our revolving credit facility at December 31, 2010.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.      Mortgages and Notes Payable - Continued

The following table sets forth scheduled future principal payments, including amortization, due on our mortgages and notes payable at December 31, 2010:

Years Ending December 31,	Principal Amount
2011 (1)	$201,375
2012	224,649
2013	272,922
2014	34,841
2015	42,005
Thereafter	747,153
$1,522,945

__________

(1)	This amount does not reflect a one-year extension option available to us, except in the event of default, related to amounts outstanding under our $70.0 million secured construction facility.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. We expect to use our revolving credit facility for working capital purposes and for the short-term funding of our development and acquisition activity and, in certain instances, the repayment of other debt. Continuing ability to borrow under the revolving credit facility allows us to quickly capitalize on strategic opportunities at short-term interest rates. There was $30.0 million and $20.0 million outstanding under our revolving credit facility at December 31, 2010 and February 2, 2011, respectively. At both December 31, 2010 and February 2, 2011, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at December 31, 2010 and February 2, 2011 was $369.5 million and $379.5 million, respectively.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at December 31, 2010, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at December 31, 2010 and February 2, 2011.

In 2010, we repaid $10.0 million of our $20.0 million, three-year unsecured term loan. Additionally, we repaid the $5.8 million remaining balance then outstanding on the mortgage payable secured by our 96 rental residential units to unencumber these assets for a planned development project. We incurred a penalty of $0.6 million related to this early repayment, which is included in loss on debt extinguishment in 2010.

In 2009, we paid off at maturity $50.0 million of 8.125% unsecured notes and retired the remaining $107.2 million principal amount of a two-tranched secured loan. We also obtained a $20.0 million, three-year unsecured term loan bearing interest of 3.90%, a $115.0 million, six and a half-year secured loan bearing interest of 6.88% and a $47.3 million, seven-year secured loan bearing interest of 7.50%. We also repurchased $8.2 million principal amount of unsecured notes due 2017 and obtained a new $400.0 million unsecured revolving credit facility which replaced the then existing credit facility, as discussed previously.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.      Mortgages and Notes Payable - Continued

In 2008, we obtained a $137.5 million, three-year unsecured term loan bearing interest of LIBOR plus 110 basis points. We used a portion of the proceeds to pay off at maturity $100.0 million of 7.125% unsecured notes.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

Our revolving credit facility, bank term loan due in February 2011 ($137.5 million outstanding as of December 31, 2010) and bank term loan due in March 2012 ($10.0 million outstanding as of December 31, 2010) require us to comply with customary operating covenants and various financial requirements. If we were to fail to make a payment when due with respect to any of our other obligations with aggregate unpaid principal of $10.0 million, and such failure remains uncured for more than 120 days, the lenders under our credit facility could provide notice of their intent to accelerate all amounts due thereunder. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $391.0 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Other Information

Total interest capitalized to development projects was $1.4 million, $4.6 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

7.      Derivative Financial Instruments

We had no outstanding interest rate hedge contracts at December 31, 2010 or 2009.

The following table sets forth the effect of our prior cash flow hedges on AOCL and interest expense:

	Years Ended December 31,
	2010	2009	2008
Derivatives Designated as Cash Flow Hedges:
Amount of unrealized gain/(loss) recognized in AOCL on derivatives (effective portion):
Interest rate swaps	$—	$937	$(1,376)

Amount of loss/(gain) reclassified out of AOCL into interest expense (effective portion):
Interest rate swaps	$237	$(249)	$181

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Derivative Financial Instruments - continued

The following table sets forth the effect of our prior derivatives not designated as hedging instruments on interest expense:

	Years Ended December 31,
	2010	2009	2008
Derivatives Not Designated as Hedging Instruments:
Amount of gain/(loss) recognized in interest expense on derivative:
Interest rate swaps	$—	$—	$183

8.      Financing Arrangements

Our financing obligations consist of the following:

	December 31,
	2010	2009
SF-HIW Harborview, LP financing obligation	$17,616	$16,957
Tax increment financing bond	14,258	15,374
Repurchase obligation	—	4,184
Capitalized ground lease obligation	1,240	1,191
Total	$33,114	$37,706

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

As a result, we established a financing obligation equal to the $12.7 million net equity contributed by the other partner. At the end of each reporting period, the balance of the gross financing obligation is adjusted to equal the greater of the original financing obligation of $12.7 million or the current fair value of the put option discussed above. This financing obligation, net of payments made to our joint venture partner, is adjusted by a related valuation allowance account, which is being amortized prospectively through September 2014 as interest expense on financing obligation. The fair value of the put option was $10.2 million and $12.2 million at December 31, 2010 and 2009, respectively. Additionally, the net income from the operations before depreciation of Harborview Plaza allocable to the 80.0% partner is recorded as interest expense on financing obligation. We continue to depreciate the property and record all of the depreciation on our books.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Financing Arrangements - Continued

Tax Increment Financing Bond

In connection with tax increment financing for construction of a public garage related to a wholly owned office building, we are obligated to pay fixed special assessments over a 20-year period ending in 2019. The net present value of these assessments, discounted at 6.93% at the inception of the obligation, which represents the interest rate on the underlying bond financing, is recorded as a financing obligation. We receive special tax revenues and property tax rebates recorded in interest and other income, which are intended, but not guaranteed, to provide funds to pay the special assessments. We acquired the underlying bond in a privately negotiated transaction in 2007 (see Note 11).

Repurchase Obligation

In connection with a disposition in 2009 of a building located in Raleigh, NC, the buyer had a limited right to put the building to us in exchange for the sales price plus certain costs if we had been unable to satisfy a certain post-closing requirement by March 1, 2010. Accordingly, the assets, liabilities and operations of the building remained in our Consolidated Financial Statements during this contingency period. We satisfied this post-closing requirement in the first quarter of 2010 and accordingly, met the requirements to record a completed sale in the first quarter of 2010.

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

9.      Commitments and Contingencies

Operating Ground Leases

Certain Wholly Owned Properties are subject to operating ground leases. Rental payments on these leases are adjusted periodically based on either the consumer price index or on a pre-determined schedule. Total rental property expense recorded for operating ground leases was $1.5 million, $1.6 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

9.      Commitments and Contingencies - Continued

The following table sets forth our scheduled obligations for future minimum payments on operating ground leases at December 31, 2010:

2011	$1,129
2012	1,150
2013	1,171
2014	1,193
2015	1,217
Thereafter	29,897
$35,757

Completion Contracts

We have approximately $8.6 million of completion contracts at December 31, 2010. Completion contracts relate to payments to be made under current contracts for various development/construction projects, which we expect to pay in 2011.

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

DLF I Obligation

At the formation of DLF I, the amount our partner contributed in cash to the venture and subsequently distributed to us was determined to be $7.2 million in excess of the amount required based on its ownership interest and the agreed-upon value of the real estate assets. We are required to repay this amount over 14 years, beginning in the first quarter of 1999. The $7.2 million was discounted to net present value of $3.8 million using a discount rate of 9.62% specified in the agreement. Payments of $0.6 million were made in each of the years ended December 31, 2010, 2009 and 2008. The balance at December 31, 2010 and 2009 is $1.2 million and $1.6 million, respectively, which is included in accounts payable, accrued expenses and other liabilities.

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

10.    Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At December 31, 2010, noncontrolling interests in consolidated affiliates, a component of equity, relates to our respective joint venture partners’ 50.0% interest in Markel. Our joint venture partner is an unrelated third party.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.    Disclosure About Fair Value of Financial Instruments

The following summarizes the three levels of inputs that we use to measure fair value, as well as the assets and liabilities that we recognize at fair value using those levels of inputs.

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

We had no Level 2 assets or liabilities at December 31, 2010 and 2009.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using the income approach to estimate the projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using independent appraisals, substantiated by internal cash flow analyses.

The following tables set forth the assets and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

		Level 1	Level 3
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.    Disclosure About Fair Value of Financial Instruments – Continued

		Level 1	Level 3
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Unobservable Inputs
Assets:
Marketable securities of non-qualified deferred compensation plan	$6,135	$6,135	$—
Tax increment financing bond	16,871	—	16,871
Impaired real estate assets	32,000	—	32,000
Total Assets	$55,006	$6,135	$48,871

Liability:
Non-qualified deferred compensation obligation	$6,898	$6,898	$—

The following table sets forth the changes in our Level 3 asset:

	December 31,
	2010	2009
Asset:
Tax Increment Financing Bond
Beginning balance	$16,871	$17,468
Principal repayment	(995)	(890)
Unrealized gain/(loss) (in AOCL)	(177)	293
Ending balance	$15,699	$16,871

In 2007, we acquired a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at December 31, 2010 was $2.5 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.7 million lower or higher, respectively, as of December 31, 2010. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the years ended December 31, 2010 and 2009. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere:

	Carrying Amount	Fair Value
December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations (including Harborview financing obligation)	$33,114	$23,880

December 31, 2009
Mortgages and notes receivable	$3,143	$3,143
Mortgages and notes payable	$1,469,155	$1,440,317
Financing obligations (including Harborview financing obligation)	$37,706	$31,664

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

12.    Equity

Common Unit Distributions

Distributions declared and paid per Common Unit aggregated $1.70 for each of the years ended December 31, 2010, 2009 and 2008.

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
December 31, 2010 and 2009:
8.625% Series A Cumulative Redeemable	2/12/1997	29	$29,092	$1,000	2/12/2027	$86.25
8.000% Series B Cumulative Redeemable	9/25/1997	2,100	$52,500	$25	9/25/2002	$2.00

In 2008, the Company repurchased 53,845 outstanding 8.625% Series A Preferred Units for an aggregate purchase price of $52.5 million.

Warrants

Warrants to acquire Common Stock were issued in 1997 and 1999 in connection with property acquisitions. Upon exercise of a warrant, the Company will contribute the exercise price to the Operating Partnership in exchange for Common Units. Therefore, the Operating Partnership accounts for such warrants as if issued by the Operating Partnership. In 2010 and 2009, there were no warrants exercised. In 2008, 10,000 warrants with an exercise price of $32.50 were exercised. These warrants have no expiration date.

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

The following table sets forth the number of Common Units reserved for future issuance:

	December 31,
	2010	2009
Outstanding stock options and warrants	1,495,196	1,482,773
Possible future issuance under equity incentive plans	2,642,620	3,000,000
	4,137,816	4,482,773

The Company’s officers generally receive annual grants of stock options and restricted stock on or about March 1 of each year. Restricted stock grants are also made annually to directors and certain non-officer employees. At December 31, 2010, there was remaining availability of 2.6 million shares of Common Stock reserved for future issuance under the 2009 Long Term Equity Incentive Plan, of which no more than 0.8 million can be in the form of restricted stock.

Additional total return-based restricted stock may be issued at the end of the three-year periods if actual performance exceeds certain levels of performance. Such additional shares, if any, would be fully vested when issued. No expense is recorded for additional shares of total return-based restricted stock that may be issued at the end of the three-year period since that possibility is already reflected in the grant date fair value.

Dividends received on restricted stock are non-forfeitable and are paid at the same rate and on the same date as on shares of Common Stock. Dividends paid on subsequently forfeited shares are expensed.

During the years ended December 31, 2010, 2009 and 2008, we recognized $6.6 million, $6.6 million and $6.7 million, respectively, of share-based compensation expense. Because we generally do not pay income taxes we do not realize tax benefits on share-based payments. At December 31, 2010, there was $6.2 million of total unrecognized share-based compensation costs, which will be recognized over vesting periods that have a weighted average remaining term of 2.1 years.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.    Employee Benefit Plans - Continued

- Stock Options

Stock options issued prior to 2005 vest ratably over four years and remain outstanding for 10 years. Stock options issued beginning in 2005 vest ratably over a four-year period and remain outstanding for seven years. The value of all options as of the date of grant is calculated using the Black-Scholes option-pricing model and is amortized over the respective vesting or service period. The fair values of options granted during 2010, 2009 and 2008 were $4.96, $1.82 and $3.18, respectively, per option. The fair values of the options granted were determined at the grant dates using the following assumptions:

	2010	2009	2008
Risk free interest rate (1)	2.58%	2.31%	2.67%
Common stock dividend yield (2)	5.85%	8.96%	5.77%
Expected volatility (3)	32.2%	29.9%	22.64%
Average expected option life (years) (4)	5.75	5.75	5.75

__________

(1)	Represents the interest rate as of the grant date on US treasury bonds having the same life as the estimated life of the option grants.

(2)	The dividend yield is calculated utilizing the dividends paid for the previous one-year period and the per share price of Common Stock on the date of grant.

(3)	Based on the historical volatility of Common Stock over a period relevant to the related stock option grant.

(4)	The average expected option life is based on an analysis of the Company’s historical data.

The following table sets forth stock option grants:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2007	1,909,821	$26.45
Options granted	319,091	29.48
Options cancelled	(16,331)	31.66
Options exercised	(723,331)	22.95
Balances at December 31, 2008	1,489,250	28.74
Options granted	394,044	19.00
Options cancelled	(111,590)	27.65
Options exercised	(303,931)	24.18
Balances at December 31, 2009	1,467,773	27.15
Options granted	190,826	29.05
Options exercised	(178,403)	22.54
Balances at December 31, 2010 (1) (2)	1,480,196	$27.95

__________

(1)	The outstanding options at December 31, 2010 had a weighted average remaining life of 3.7 years and intrinsic value of $7.2 million.

(2)
The Company has 806,782 options exercisable at December 31, 2010 with weighted average exercise price of $30.10, weighted average remaining life of 2.6 years and intrinsic value of $2.5 million. Of these exercisable options, 298,046 had exercise prices higher than the market price of our Common Stock at December 31, 2010.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.    Employee Benefit Plans - Continued

Cash received or receivable from options exercised was $4.4 million, $7.4 million and $15.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1.7 million, $2.0 million and $9.6 million, respectively. The total intrinsic value of options outstanding at December 31, 2010, 2009 and 2008 was $7.2 million, $10.3 million and $1.7 million, respectively. The Company generally does not permit the net cash settlement of exercised stock options, but does permit net share settlement so long as the shares received are held for at least one year. The Company has a policy of issuing new shares to satisfy stock option exercises.

 - Time-Based Restricted Stock

Shares of time-based restricted stock issued to officers and employees generally vest 25% on the first, second, third and fourth anniversary dates, respectively. Shares of time-based restricted stock issued to directors generally vest 25% on January 1 of each successive year after the grant date. The value of grants of time-based restricted stock is based on the market value of Common Stock as of the date of grant and is amortized to expense over the respective vesting or service periods.

The following table sets forth time-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2007	356,497	$34.89
Awarded and issued (1)	92,150	30.13
Vested (2)	(113,823)	33.13
Forfeited	(5,029)	32.11
Restricted shares outstanding at December 31, 2008	329,795	34.21
Awarded and issued (1)	128,384	19.33
Vested (2)	(132,779)	33.38
Forfeited	(9,326)	31.26
Restricted shares outstanding at December 31, 2009	316,074	28.60
Awarded and issued (1)	88,930	29.05
Vested (2)	(138,745)	31.81
Forfeited	(1,933)	25.86
Restricted shares outstanding at December 31, 2010	264,326	$27.08

__________

(1)	The fair value at grant date of time-based restricted stock issued during the years ended December 31, 2010, 2009 and 2008 was $2.6 million, $2.5 million and $2.8 million, respectively.

(2)	The vesting date fair value of time-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $4.3 million, $2.9 million and $4.8 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.    Employee Benefit Plans - Continued

 - Total Return-Based and Performance-Based Restricted Stock

During 2010, 2009 and 2008, the Company issued shares of total return-based restricted stock to officers that will vest from zero to 250% based on (1) the Company’s absolute total returns for the three-year periods ended December 31, 2010, 2011 and 2012, respectively, relative to defined target returns and (2) whether the Company’s total return exceeds the average total returns of a selected group of peer companies. The grant date fair value of such shares of total return-based restricted stock was determined to be 101%, 53.6% and 100%, respectively, of the market value of a share of Common Stock as of the grant date and is amortized over the respective three-year period.

During 2008, the Company also issued shares of performance-based restricted stock to officers that will vest pursuant to certain performance-based criteria. The performance-based criteria are based on whether or not we meet or exceed at the end of three-year performance periods certain operating and financial goals established under our Strategic Plan. To the extent actual performance equals or exceeds threshold performance goals, the portion of shares of performance-based restricted stock that vest can range from 50% to 100%. If actual performance does not meet such threshold goals, none of the performance-based restricted stock will vest. The fair value of performance-based restricted share grants is based on the market value of Common Stock as of the date of grant and the estimated performance to be achieved at the end of the three-year period. Such fair value is being amortized to expense during the period from grant date to the vesting dates, adjusting for the expected level of vesting that will occur at those dates.

The following table sets forth total return-based and performance-based restricted stock grants:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted shares outstanding at December 31, 2007	135,472	$32.52
Awarded and issued (1)	77,878	29.75
Vested (2)	(59,892)	26.82
Forfeited	(2,116)	29.23
Restricted shares outstanding at December 31, 2008	151,342	33.39
Awarded and issued (1)	127,594	15.01
Vested (2)	(68,929)	32.66
Forfeited	(7,232)	34.14
Restricted shares outstanding at December 31, 2009	202,775	22.05
Awarded and issued (1)	77,624	29.05
Vested (2)	(47,257)	38.50
Forfeited	(1,307)	22.99
Restricted shares outstanding at December 31, 2010	231,835	$21.03

__________

(1)
The fair value at grant date of performance-based and total return-based restricted stock issued during the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $1.9 million and $2.3 million, respectively.

(2)
The vesting date fair value of performance-based and total return-based restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $1.6 million, $2.6 million and $2.4 million, respectively.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.    Employee Benefit Plans - Continued

Retirement Plan

The Company has adopted a retirement plan applicable to all employees, including officers, who, at the time of retirement, have at least 30 years of continuous qualified service or are at least 55 years old and have at least 10 years of continuous qualified service. Subject to advance retirement notice and execution of a non-compete agreement with us, eligible retirees are entitled to receive a pro rata amount of the annual incentive payment earned during the year of retirement. Stock options and restricted stock granted by the Company to such eligible retiree during his or her employment would be non-forfeitable and vest according to the terms of their original grants. The benefits of this retirement plan apply only to restricted stock and stock option grants and have been phased in 25% on March 1, 2006 and 25% on each anniversary thereof. For employees who meet the age and service eligibility requirements, 75% of their 2008 grants and 100% of their grants thereafter were deemed fully vested at the grant date, which increased compensation expense by approximately $1.1 million, $0.6 million and $0.6 million in the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Compensation

The Company has a non-qualified deferred compensation plan pursuant to which each officer and director could elect to defer a portion of their base salary and/or annual non-equity incentive payment (or director fees) which are invested by the Company in various mutual funds. The Company indefinitely suspended this option to defer compensation earned after January 1, 2010. These investments are recorded at fair value which aggregated $3.5 million and $6.1 million at December 31, 2010 and 2009, respectively, and are included in prepaid expenses and other assets, with an offsetting deferred compensation liability recorded in accounts payable, accrued expenses and other liabilities. Such deferred compensation is expensed in the period earned by the officers and directors. Deferred amounts ultimately payable to the officers and directors are based on the value of the related mutual fund investments. Accordingly, changes in the value of the marketable mutual fund investments are recorded in interest and other income and the corresponding offsetting changes in the deferred compensation liability are recorded in general and administration expense. As a result, there is no effect on our net income subsequent to the time the compensation is deferred and fully funded.

The following table sets forth the Company’s deferred compensation liability:

	Years Ended December 31,
	2010	2009	2008
Beginning deferred compensation liability	$6,898	$6,522	$7,867
Contributions to deferred compensation plans	229	—	1,574
Mark-to-market adjustment to deferred compensation (general and administrative expense)	246	1,497	(2,177)
Distributions from deferred compensation plans	(3,282)	(1,121)	(742)
Total deferred compensation liability	$4,091	$6,898	$6,522

401(k) Savings Plan

We have a 401(k) savings plan covering substantially all employees who meet certain age and employment criteria. We contribute amounts for each participant at a rate of 75% of the employee’s contribution (up to 6% of each employee’s bi-weekly salary and cash incentives subject to statutory limits). During the years ended December 31, 2010, 2009 and 2008, we contributed $1.0 million, $1.0 million and $1.1 million, respectively, to the 401(k) savings plan. The assets of this qualified plan are not included in our Consolidated Financial Statements since the assets are not owned by us. Administrative expenses of the plan are paid by us.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.    Employee Benefit Plans - Continued

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan pursuant to which employees generally may contribute up to 25.0% of their base and annual non-equity incentive compensation for the purchase of Common Stock. At the end of each three-month offering period, the contributions in each participant's account balance, which includes accrued dividends, is applied to acquire shares of Common Stock at a cost that was calculated during 2010, 2009 and 2008 at 85.0% of the lower of the average closing price on the New York Stock Exchange on the five consecutive days preceding the first day of the quarter or the five days preceding the last day of the quarter. In the years ended December 31, 2010, 2009 and 2008, the Company issued 27,378, 37,287 and 29,324 shares, respectively, of Common Stock under the Employee Stock Purchase Plan. The discount on newly issued shares is expensed by us as additional compensation and aggregated $0.1 million, $0.3 million and $0.2 million in the years ended December 31, 2010, 2009 and 2008, respectively.

14.    Comprehensive Income and Accumulated Other Comprehensive Loss

Comprehensive income represents net income plus the changes in certain amounts deferred in accumulated other comprehensive loss related to hedging activities and changes in fair market value of an available for-sale security. The following table sets forth the components of comprehensive income:

	Years Ended December 31,
	2010	2009	2008
Net income	$72,276	$61,640	$35,483
Other comprehensive income:
Unrealized gain/(loss) on tax increment financing bond	(177)	293	(2,659)
Unrealized gains/(losses) on cash flow hedges	—	937	(1,376)
Amortization of settled cash flow hedges	237	(249)	181
Settlement of past cash flow hedge from disposition of investment in unconsolidated affiliate	103	—	—
Total other comprehensive income/(loss)	163	981	(3,854)
Total comprehensive income	$72,439	$62,621	$31,629

Accumulated other comprehensive loss represents certain amounts deferred related to hedging activities and an available for-sale security. The following table sets forth the components of accumulated other comprehensive loss:

	December 31,
	2010	2009
Tax increment financing bond	$2,543	$2,366
Settled cash flow hedges	1,105	1,445
	$3,648	$3,811

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

15.    Rental and Other Revenues; Rental Property And Other Expenses

Our real estate assets are leased to customers under operating leases. The minimum rental amounts under the leases are generally subject to scheduled fixed increases. Generally, the leases also require that the customers reimburse us for increases in certain costs above the base-year costs. The following table sets forth rental and other revenues from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Contractual rents, net	$400,383	$394,503	$382,885
Straight-line rental income, net	11,205	3,521	6,192
Amortization of lease incentives	(1,239)	(1,100)	(1,020)
Property operating expense recoveries, net	41,906	44,561	45,849
Lease termination fees	2,992	1,813	2,561
Fee income	5,466	5,155	5,149
Other miscellaneous operating revenues	2,608	1,701	3,652
	$463,321	$450,154	$445,268

The following table sets forth scheduled future minimum base rents to be received from customers for leases in effect at December 31, 2010 for the Wholly Owned Properties:

2011	$401,997
2012	362,784
2013	312,210
2014	258,113
2015	203,491
Thereafter	665,366
$2,203,961

The following table sets forth rental property and other expenses from continuing operations:

	Years Ended December 31,
	2010	2009	2008
Utilities, insurance and real estate taxes	$90,883	$91,077	$86,213
Maintenance, cleaning and general building	57,170	56,413	57,925
Property management and administrative expenses	11,400	11,806	11,533
Other miscellaneous operating expenses	4,575	2,984	4,163
	$164,028	$162,280	$159,834

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

16.    Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Years Ended December 31,
	2010	2009	2008
Rental and other revenues	$1,432	$9,156	$20,597
Operating expenses:
Rental property and other expenses	656	3,476	7,887
Depreciation and amortization	365	1,855	4,785
Impairment of assets held for use	—	10,964	29,439
Total operating expenses	1,021	16,295	42,111
Interest expense	—	67	—
Other income	—	3	31
Income/(loss) before gains/(losses) on disposition of discontinued operations	411	(7,203)	(21,483)
Net gains/(losses) on disposition of discontinued operations	(86)	21,466	18,485
Total discontinued operations	$325	$14,263	$(2,998)

Carrying value of assets held for sale and assets sold that qualified for discontinued operations during the year	$28,006	$82,986	$132,489

The following table sets forth the major classes of assets and liabilities of the properties held for sale:

	December 31,
	2010	2009
Assets:
Land	$—	$867
Buildings and tenant improvements	20	3,876
Land held for development	1,197	1,197
Accumulated depreciation	—	(1,484)
Net real estate assets	1,217	4,456
Accrued straight line rents receivable	—	289
Deferred leasing costs, net	—	209
Prepaid expenses and other assets	32	77
Real estate and other assets, net, held for sale	$1,249	$5,031
Tenant security deposits, deferred rents and accrued costs (1)	$12	$12

__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

17.    Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per unit:

	Years Ended December 31,
	2010	2009	2008
Earnings per common unit - basic:
Numerator:
Income from continuing operations	$71,951	$47,377	$38,481
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(485)	(11)	(2,041)
Distributions on preferred units	(6,708)	(6,708)	(9,804)
Excess of preferred unit redemption/repurchase cost over carrying value	—	—	(108)
Income from continuing operations available for common unitholders	64,758	40,658	26,528
Income/(loss) from discontinued operations available for common unitholders	325	14,263	(2,998)
Net income available for common unitholders	$65,083	$54,921	$23,530
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	74,971	71,591	62,882
Earnings per common unit - basic:
Income from continuing operations available for common unitholders	$0.87	$0.57	$0.42
Income/(loss) from discontinued operations available for common unitholders	—	0.20	(0.05)
Net income available for common unitholders	$0.87	$0.77	$0.37
Earnings per common unit - diluted:
Numerator:
Income from continuing operations	$71,951	$47,377	$38,481
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(485)	(11)	(2,041)
Distributions on preferred units	(6,708)	(6,708)	(9,804)
Excess of preferred unit redemption/repurchase cost over carrying value	—	—	(108)
Income from continuing operations available for common unitholders	64,758	40,658	26,528
Income/(loss) from discontinued operations available for common unitholders	325	14,263	(2,998)
Net income available for common unitholders	$65,083	$54,921	$23,530
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	74,971	71,591	62,882
Add:
Unit options using the treasury method	198	79	201
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,169	71,670	63,083
Earnings per common unit - diluted:
Income from continuing operations available for common unitholders	$0.87	$0.57	$0.42
Income/(loss) from discontinued operations available for common unitholders	—	0.20	(0.05)
Net income available for common unitholders	$0.87	$0.77	$0.37

__________

(1)
Options and warrants aggregating approximately 0.7 million, 1.0 million and 1.4 million units were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per unit because the impact of including such units would be anti-dilutive to the earnings per unit calculation.

(2)	Includes all of the Company’s unvested restricted stock since dividends on such restricted stock are non-forfeitable.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

18.    Income Taxes

Our Consolidated Financial Statements include the operations of the Company’s taxable REIT subsidiary, which is not entitled to the dividends paid deduction and is subject to corporate, state and local income taxes. The taxable REIT subsidiary has operated at a cumulative taxable loss through December 31, 2010 of approximately $7.2 million and has paid no income taxes since its formation. In addition to the $2.8 million deferred tax asset for these cumulative tax loss carryforwards, the taxable REIT subsidiary also had net deferred tax liabilities of approximately $2.0 million comprised primarily of tax versus book basis differences in certain investments and depreciable assets held by the taxable REIT subsidiary. Because the future tax benefit of the cumulative losses is not assured, the approximate $0.8 million net deferred tax asset position of the taxable REIT subsidiary has been fully reserved as management does not believe that it is more likely than not that the net deferred tax asset will be realized. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiary generates sufficient taxable income. Other than income taxes related to its taxable REIT subsidiary, the Operating Partnership recorded state income tax expense in rental property and other expenses of $0.6 million, $0.5 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The minimum dividend per share of Common Stock required for the Company to maintain its REIT status was $0.32, $0.89 and $0.76 per share in 2010, 2009 and 2008, respectively. Continued qualification as a REIT depends on the Company’s ability to satisfy the dividend distribution tests, stock ownership requirements and various other qualification tests prescribed in the Code. The tax basis of our assets (net of accumulated tax depreciation and amortization) and liabilities was approximately $2.4 billion and $1.6 billion at both December 31, 2010 and 2009.

The Company is subject to federal, state and local income tax examinations by tax authorities for 2007 through 2010.

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

Our accounting policies of the segments are the same as those used in our Consolidated Financial Statements. All operations are within the United States and, at December 31, 2010, no single customer of the Wholly Owned Properties generated more than 10% of our consolidated revenues on an annualized basis.

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Years Ended December 31,
	2010	2009	2008
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$48,051	$48,704	$47,065
Greenville, SC	13,616	14,010	13,982
Kansas City, MO	14,822	14,839	15,349
Memphis, TN	34,982	30,642	25,852
Nashville, TN	59,151	60,551	60,193
Orlando, FL	11,615	11,809	11,402
Piedmont Triad, NC	23,350	23,391	23,417
Raleigh, NC	75,605	72,521	69,696
Richmond, VA	47,190	46,617	47,972
Tampa, FL	72,522	67,294	65,854
Total Office Segment	400,904	390,378	380,782
Industrial:
Atlanta, GA	15,159	15,611	15,721
Piedmont Triad, NC	12,376	12,778	12,674
Total Industrial Segment	27,535	28,389	28,395
Retail:
Kansas City, MO	33,527	29,997	34,633
Piedmont Triad, NC	—	185	221
Raleigh, NC	135	120	36
Total Retail Segment	33,662	30,302	34,890
Residential:
Kansas City, MO	1,220	1,085	1,201
Total Residential Segment	1,220	1,085	1,201
Total Rental and Other Revenues	$463,321	$450,154	$445,268

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.    Segment Information - Continued

	Years Ended December 31,
	2010	2009	2008
Net Operating Income: (1)
Office:
Atlanta, GA	$30,404	$30,810	$28,861
Greenville, SC	8,156	8,722	8,819
Kansas City, MO	8,893	9,088	9,256
Memphis, TN	20,853	17,730	15,160
Nashville, TN	39,336	39,138	39,687
Orlando, FL	6,267	6,279	6,311
Piedmont Triad, NC	15,342	15,349	14,927
Raleigh, NC	52,320	48,868	45,695
Richmond, VA	32,089	32,081	32,252
Tampa, FL	45,537	40,157	39,382
Total Office Segment	259,197	248,222	240,350
Industrial:
Atlanta, GA	10,684	11,627	11,929
Piedmont Triad, NC	9,053	9,758	9,786
Total Industrial Segment	19,737	21,385	21,715
Retail:
Atlanta, GA (2)	(21)	(21)	(26)
Kansas City, MO	19,963	18,207	22,596
Piedmont Triad, NC	—	12	177
Raleigh, NC (2)	37	9	(60)
Total Retail Segment	19,979	18,207	22,687
Residential:
Kansas City, MO	742	582	716
Raleigh, NC (2)	(362)	(528)	(34)
Total Residential Segment	380	54	682
Total Net Operating Income	299,293	287,868	285,434
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(135,793)	(130,028)	(122,835)
Impairment of assets held for use	—	(2,554)	(3,407)
General and administrative expense	(33,308)	(37,208)	(38,187)
Interest expense	(93,372)	(86,805)	(98,492)
Other income	5,657	9,549	3,759
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$42,477	$40,822	$26,272
__________

(1)	Net of discontinued operations.

(2)	Consists of real estate taxes and other carrying costs associated with land held for development that is currently zoned for the respective product type.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

19.    Segment Information - Continued

	December 31,
	2010	2009	2008
Total Assets:
Office:
Atlanta, GA	$268,772	$275,464	$277,472
Baltimore, MD	1,787	1,787	1,793
Greenville, SC	73,931	78,567	83,554
Kansas City, MO	84,197	85,681	87,954
Memphis, TN	270,091	220,722	187,316
Nashville, TN	326,855	338,124	348,068
Orlando, FL	47,042	48,821	50,852
Piedmont Triad, NC	126,680	141,971	148,511
Raleigh, NC	457,945	464,729	469,448
Richmond, VA	249,036	249,881	257,221
Tampa, FL	395,931	393,812	379,146
Total Office Segment	2,302,267	2,299,559	2,291,335
Industrial:
Atlanta, GA	135,858	136,570	137,510
Kansas City, MO	—	—	123
Piedmont Triad, NC	79,321	92,300	100,429
Total Industrial Segment	215,179	228,870	238,062
Retail:
Atlanta, GA	306	1,044	1,070
Kansas City, MO	172,116	175,757	224,603
Piedmont Triad, NC	—	1,082	10,423
Raleigh, NC	5,170	6,048	4,452
Total Retail Segment	177,592	183,931	240,548
Residential:
Kansas City, MO	5,925	6,129	6,471
Orlando, FL	2,098	2,147	2,147
Raleigh, NC	9,574	16,291	28,698
Total Residential Segment	17,597	24,567	37,316
Corporate	158,036	148,811	137,595
Total Assets	$2,870,671	$2,885,738	$2,944,856

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20.    Quarterly Financial Data (Unaudited)

The following tables set forth quarterly financial information and have been adjusted to reflect discontinued operations:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$115,054	$114,339	$116,063	$117,865	$463,321

Income from continuing operations (1)	11,700	40,095	8,788	11,368	71,951
Income/(loss) from discontinued operations (1)	388	(63)	—	—	325
Net income	12,088	40,032	8,788	11,368	72,276
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(214)	(215)	148	(204)	(485)
Distributions on preferred units	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income available for common unitholders	$10,197	$38,140	$7,259	$9,487	$65,083

Earnings per unit-basic:
Income from continuing operations available for common unitholders	$0.13	$0.51	$0.10	$0.13	$0.87
Income from discontinued operations available for common unitholders	0.01	—	—	—	—
Net income available for common unitholders	$0.14	$0.51	$0.10	$0.13	$0.87
Earnings per unit-diluted:
Income from continuing operations available for common unitholders	$0.13	$0.51	$0.10	$0.13	$0.87
Income from discontinued operations available for common unitholders	0.01	—	—	—	—
Net income available for common unitholders	$0.14	$0.51	$0.10	$0.13	$0.87

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20.    Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Rental and other revenues (1)	$112,361	$111,914	$113,170	$112,709	$450,154

Income from continuing operations (1)	11,719	14,913	12,291	8,454	47,377
Income/(loss) from discontinued operations (1)	1,444	22,146	269	(9,596)	14,263
Net income/(loss)	13,163	37,059	12,560	(1,142)	61,640
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(18)	(116)	(24)	147	(11)
Distributions on preferred units	(1,677)	(1,677)	(1,677)	(1,677)	(6,708)
Net income/(loss) available for common unitholders	$11,468	$35,266	$10,859	$(2,672)	$54,921

Earnings per unit-basic:
Income from continuing operations available for common unitholders	$0.15	$0.19	$0.15	$0.09	$0.57
Income/(loss) from discontinued operations available for common unitholders	0.02	0.32	—	(0.13)	0.20
Net income/(loss) available for common unitholders	$0.17	$0.51	$0.15	$(0.04)	$0.77
Earnings per unit-diluted:
Income from continuing operations available for common unitholders	$0.15	$0.19	$0.15	$0.09	$0.57
Income/(loss) from discontinued operations available for common unitholders	0.02	0.32	—	(0.13)	0.20
Net income/(loss) available for common unitholders	$0.17	$0.51	$0.15	$(0.04)	$0.77

__________

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

20.    Quarterly Financial Data (Unaudited) – Continued

(1)
The amounts presented may not equal to the amounts previously reported in the most recent Form 10-Qs or prior 10-K for each period as a result of discontinued operations. Below is the reconciliation to the amounts previously reported:

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010
Rental and other revenues, as reported	$115,818	$114,339	$116,063
Discontinued operations	(764)	—	—
Rental and other revenues, as adjusted	$115,054	$114,339	$116,063

Income from continuing operations, as reported	$11,900	$40,095	$8,788
Discontinued operations	(200)	—	—
Income from continuing operations, as adjusted	$11,700	$40,095	$8,788

Income/(loss) from discontinued operations, as reported	$188	$(63)	$—
Additional discontinued operations from properties sold subsequent to the respective reporting period	200	—	—
Income/(loss) from discontinued operations, as adjusted	$388	$(63)	$—

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Rental and other revenues, as reported	$113,220	$111,914	$113,170	$113,669
Discontinued operations	(859)	—	—	(960)
Rental and other revenues, as adjusted	$112,361	$111,914	$113,170	$112,709

Income/(loss) from continuing operations, as reported (a)	$11,992	$14,913	$12,291	$(2,114)
Discontinued operations	(273)	—	—	10,568
Income from continuing operations, as adjusted	$11,719	$14,913	$12,291	$8,454

Income from discontinued operations, as reported	$1,171	$22,146	$269	$972
Additional discontinued operations from properties sold subsequent to the respective reporting period	273	—	—	(10,568)
Income/(loss) from discontinued operations, as adjusted	$1,444	$22,146	$269	$(9,596)

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular dollar amounts in thousands, except per unit data)

21.    Subsequent Events

On February 2, 2011, we obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The funding of this loan will occur on February 25, 2011 and the proceeds will be used on such date to pay off at maturity a $137.5 million unsecured bank term loan, amounts then outstanding under our revolving credit facility and for general corporate purposes.

On January 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.425 per share of Common Stock payable on March 8, 2011 to its stockholders of record on February 14, 2011, a cash dividend of $21.5625 per share of 8.625% Series A Cumulative Redeemable Preferred Shares payable on February 28, 2011 to its stockholders of record on February 15, 2011 and a cash dividend of $0.50 per share of 8.000% Series B Cumulative Redeemable Preferred Shares payable on March 15, 2011 to its stockholders of record on March 1, 2011.

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE II

(in thousands)

The following table sets forth the activity of allowance for doubtful accounts:

	Balance at December 31, 2009	Additions	Deductions	Balance at December 31, 2010
Allowance for Doubtful Accounts - Straight Line Rent	$2,443	$635	$(869)	$2,209
Allowance for Doubtful Accounts - Accounts Receivable	2,810	2,961	(2,176)	3,595
Allowance for Doubtful Accounts - Notes Receivable	698	413	(243)	868
Totals	$5,951	$4,009	$(3,288)	$6,672

	Balance at December 31, 2008	Additions	Deductions	Balance at December 31, 2009
Allowance for Doubtful Accounts - Straight Line Rent	$2,082	$2,484	$(2,123)	$2,443
Allowance for Doubtful Accounts - Accounts Receivable	1,281	2,900	(1,371)	2,810
Allowance for Doubtful Accounts - Notes Receivable	459	255	(16)	698
Totals	$3,822	$5,639	$(3,510)	$5,951

	Balance at December 31, 2007	Additions	Deductions	Balance at December 31, 2008
Allowance for Doubtful Accounts - Straight Line Rent	$440	$1,905	$(263)	$2,082
Allowance for Doubtful Accounts - Accounts Receivable	935	1,091	(745)	1,281
Allowance for Doubtful Accounts - Notes Receivable	68	395	(4)	459
Totals	$1,443	$3,391	$(1,012)	$3,822

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

NOTE TO SCHEDULE III

(in thousands)

The following table sets forth the activity of real estate assets and accumulated depreciation:

	December 31,
	2010	2009	2008
Real estate assets:
Beginning balance	$3,341,257	$3,272,904	$3,180,661
Additions:
Acquisitions, development and improvements	104,199	167,624	184,208
Cost of real estate sold and retired	(91,914)	(99,271)	(91,965)
Ending balance (a)	$3,353,542	$3,341,257	$3,272,904

Accumulated depreciation:
Beginning balance	$782,557	$714,224	$649,765
Depreciation expense	117,639	115,603	110,988
Real estate sold and retired	(65,031)	(47,270)	(46,529)
Ending balance (b)	$835,165	$782,557	$714,224

(a)	Reconciliation of total real estate assets to balance sheet caption:

	2010	2009	2008
Total per Schedule III	$3,353,542	$3,341,257	$3,272,904
Development in progress exclusive of land included in Schedule III	4,524	—	61,938
Real estate assets, net, held for sale	(1,217)	(5,940)	(1,242)
Total real estate assets	$3,356,849	$3,335,317	$3,333,600

(b)	Reconciliation of total accumulated depreciation to balance sheet caption:

	2010	2009	2008
Total per Schedule III	$835,165	$782,557	$714,224
Real estate assets, net, held for sale	—	(1,484)	—
Total accumulated depreciation	$835,165	$781,073	$714,224

HIGHWOODS PROPERTIES, INC.

HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

December 31, 2010
				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Atlanta, GA
1700 Century Circle	Office	Atlanta		-	2,482	2	(11)	2	2,471	2,473	427	1983	5-40 yrs.
1800 Century Boulevard	Office	Atlanta		1,444	29,081	-	12,027	1,444	41,108	42,552	16,679	1975	5-40 yrs.
1825 Century Center	Office	Atlanta		864	-	303	15,280	1,167	15,280	16,447	4,099	2002	5-40 yrs.
1875 Century Boulevard	Office	Atlanta		-	8,924	-	2,225	-	11,149	11,149	4,279	1976	5-40 yrs.
1900 Century Boulevard	Office	Atlanta		-	4,744	-	900	-	5,644	5,644	2,164	1971	5-40 yrs.
2200 Century Parkway	Office	Atlanta		-	14,432	-	3,680	-	18,112	18,112	6,676	1971	5-40 yrs.
2400 Century Center	Office	Atlanta		-	-	406	15,665	406	15,665	16,071	6,919	1998	5-40 yrs.
2500 Century Center	Office	Atlanta		-	-	328	14,311	328	14,311	14,639	2,801	2005	5-40 yrs.
2500/2635 Parking Garage	Office	Atlanta		-	-	-	6,242	-	6,242	6,242	795	2005	5-40 yrs.
2600 Century Parkway	Office	Atlanta		-	10,679	-	3,706	-	14,385	14,385	4,934	1973	5-40 yrs.
2635 Century Parkway	Office	Atlanta		-	21,643	-	3,213	-	24,856	24,856	9,348	1980	5-40 yrs.
2800 Century Parkway	Office	Atlanta		-	20,449	-	2,923	-	23,372	23,372	7,990	1983	5-40 yrs.
50 Glenlake	Office	Atlanta	(1)	2,500	20,006	-	2,229	2,500	22,235	24,735	7,432	1997	5-40 yrs.
6348 Northeast Expressway	Industrial	Atlanta		275	1,655	-	199	275	1,854	2,129	680	1978	5-40 yrs.
6438 Northeast Expressway	Industrial	Atlanta		179	2,216	-	493	179	2,709	2,888	967	1981	5-40 yrs.
Bluegrass Lakes I	Industrial	Atlanta		816	-	336	2,908	1,152	2,908	4,060	947	1999	5-40 yrs.
Bluegrass Place I	Industrial	Atlanta		491	2,061	-	344	491	2,405	2,896	834	1995	5-40 yrs.
Bluegrass Place II	Industrial	Atlanta		412	2,583	-	98	412	2,681	3,093	883	1996	5-40 yrs.
Bluegrass Valley	Industrial	Atlanta		1,500	-	374	3,240	1,874	3,240	5,114	990	2000	5-40 yrs.
Bluegrass Valley Land	Industrial	Atlanta		19,711	-	(14,810)	-	4,901	-	4,901	-	N/A	N/A
Century Plaza I	Office	Atlanta		1,290	8,567	-	3,491	1,290	12,058	13,348	3,803	1981	5-40 yrs.
Century Plaza II	Office	Atlanta		1,380	7,733	-	1,541	1,380	9,274	10,654	2,623	1984	5-40 yrs.
Chastain Place I	Industrial	Atlanta		451	-	341	3,359	792	3,359	4,151	1,080	1997	5-40 yrs.
Chastain Place II	Industrial	Atlanta		599	-	194	1,578	793	1,578	2,371	519	1998	5-40 yrs.
Chastain Place III	Industrial	Atlanta		539	-	173	1,349	712	1,349	2,061	395	1999	5-40 yrs.
Corporate Lakes	Industrial	Atlanta		1,265	7,243	-	1,779	1,265	9,022	10,287	2,960	1988	5-40 yrs.
DHS.ICE	Office	Atlanta		3,100	-	2,576	15,874	5,676	15,874	21,550	1,747	2007	5-40 yrs.
FAA at Tradeport	Office	Atlanta	(2)	1,196	-	1,416	15,132	2,612	15,132	17,744	1,042	2009	5-40 yrs.
Gwinnett Distribution Center	Industrial	Atlanta		1,119	5,960	-	1,596	1,119	7,556	8,675	2,711	1991	5-40 yrs.
Henry County Land	Industrial	Atlanta		3,010	-	13	-	3,023	-	3,023	-	N/A	N/A
Highwoods Center I at Tradeport	Office	Atlanta	(1)	307	-	139	2,041	446	2,041	2,487	582	1999	5-40 yrs.
Highwoods Center II at Tradeport	Office	Atlanta	(1)	641	-	162	2,620	803	2,620	3,423	713	1999	5-40 yrs.
Highwoods Center III at Tradeport	Office	Atlanta	(1)	409	-	130	2,178	539	2,178	2,717	494	2001	5-40 yrs.
Highwoods Riverpoint IV	Industrial	Atlanta		1,037	-	750	8,732	1,787	8,732	10,519	542	2009	5-40 yrs.
National Archives and Records Administration	Industrial	Atlanta		1,484	-	-	17,825	1,484	17,825	19,309	3,057	2004	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Newpoint Place I	Industrial	Atlanta		819	-	356	3,144	1,175	3,144	4,319	827	1998	5-40 yrs.
Newpoint Place II	Industrial	Atlanta		1,499	-	394	3,188	1,893	3,188	5,081	1,028	1999	5-40 yrs.
Newpoint Place III	Industrial	Atlanta		668	-	253	2,325	921	2,325	3,246	942	1998	5-40 yrs.
Newpoint Place IV	Industrial	Atlanta		989	-	406	4,551	1,395	4,551	5,946	1,695	2001	5-40 yrs.
Newpoint Place V	Industrial	Atlanta		2,150	-	816	9,101	2,966	9,101	12,067	1,446	2007	5-40 yrs.
Norcross I & II	Industrial	Atlanta		323	2,000	-	698	323	2,698	3,021	949	1970	5-40 yrs.
Nortel	Office	Atlanta		3,342	32,111	-	375	3,342	32,486	35,828	10,434	1998	5-40 yrs.
River Point Land	Industrial	Atlanta		7,250	-	4,551	2,547	11,801	2,547	14,348	75	N/A	N/A
South Park Residential Land	Multi-Family	Atlanta		50	-	7	-	57	-	57	-	N/A	N/A
South Park Site Land	Industrial	Atlanta		1,204	-	754	-	1,958	-	1,958	-	N/A	N/A
Southside Distribution Center	Industrial	Atlanta		804	4,553	-	2,093	804	6,646	7,450	2,141	1988	5-40 yrs.
Tradeport I	Industrial	Atlanta		557	-	261	2,518	818	2,518	3,336	866	1999	5-40 yrs.
Tradeport II	Industrial	Atlanta		557	-	261	2,000	818	2,000	2,818	599	1999	5-40 yrs.
Tradeport III	Industrial	Atlanta		673	-	370	2,650	1,043	2,650	3,693	647	1999	5-40 yrs.
Tradeport IV	Industrial	Atlanta		667	-	365	3,675	1,032	3,675	4,707	721	2001	5-40 yrs.
Tradeport Land	Industrial	Atlanta		5,243	-	(387)	-	4,856	-	4,856	-	N/A	N/A
Tradeport V	Industrial	Atlanta		463	-	180	2,109	643	2,109	2,752	523	2002	5-40 yrs.
Two Point Royal	Office	Atlanta	(1)	1,793	14,964	-	2,821	1,793	17,785	19,578	5,627	1997	5-40 yrs.

Baltimore, MD
Sportsman Club Land	Office	Baltimore		24,931	-	(23,147)	-	1,784	-	1,784	-	N/A	N/A

Greenville, SC
Brookfield Plaza	Office	Greenville		1,500	8,514	-	2,519	1,500	11,033	12,533	4,001	1987	5-40 yrs.
Brookfield-Jacobs-Sirrine	Office	Greenville		3,050	17,280	(23)	4,533	3,027	21,813	24,840	8,132	1990	5-40 yrs.
MetLife @ Brookfield	Office	Greenville		1,039	-	352	10,563	1,391	10,563	11,954	4,230	2001	5-40 yrs.
Patewood I	Office	Greenville		942	5,117	-	1,408	942	6,525	7,467	2,761	1985	5-40 yrs.
Patewood II	Office	Greenville		942	5,176	-	1,223	942	6,399	7,341	2,601	1987	5-40 yrs.
Patewood III	Office	Greenville		842	4,776	-	2,088	842	6,864	7,706	3,223	1989	5-40 yrs.
Patewood IV	Office	Greenville		1,219	6,918	-	2,220	1,219	9,138	10,357	4,006	1989	5-40 yrs.
Patewood V	Office	Greenville		1,690	9,589	-	2,125	1,690	11,714	13,404	4,642	1990	5-40 yrs.
Patewood VI	Office	Greenville		2,360	-	321	7,938	2,681	7,938	10,619	2,604	1999	5-40 yrs.

Kansas City, MO
Country Club Plaza	Mixed-Use	Kansas City		14,286	146,879	(198)	116,782	14,088	263,661	277,749	82,557	1920-2002	5-40 yrs.
Land - Hotel Land - Valencia	Office	Kansas City		978	-	111	-	1,089	-	1,089	-	N/A	N/A
Neptune Apartments	Multi-Family	Kansas City		1,098	6,282	-	665	1,098	6,947	8,045	2,125	1988	5-40 yrs.
One Ward Parkway	Office	Kansas City		681	3,937	-	1,613	681	5,550	6,231	1,705	1980	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Park Plaza	Office	Kansas City	(3)	1,384	6,410	-	2,111	1,384	8,521	9,905	3,029	1983	5-40 yrs.
Two Brush Creek	Office	Kansas City		984	4,402	-	1,257	984	5,659	6,643	1,690	1983	5-40 yrs.
Valencia Place Office	Office	Kansas City	(3)	1,576	-	970	33,792	2,546	33,792	36,338	11,101	1999	5-40 yrs.

Memphis, TN						-
3400 Players Club Parkway	Office	Memphis		1,005	-	207	5,376	1,212	5,376	6,588	1,879	1997	5-40 yrs.
6000 Poplar Ave	Office	Memphis		2,340	11,385	(849)	4,220	1,491	15,605	17,096	3,961	1985	5-40 yrs.
6060 Poplar Ave	Office	Memphis		1,980	8,677	(404)	2,504	1,576	11,181	12,757	2,979	1987	5-40 yrs.
Atrium I & II	Office	Memphis		1,570	6,253	-	2,350	1,570	8,603	10,173	3,127	1984	5-40 yrs.
Centrum	Office	Memphis		1,013	5,580	-	2,003	1,013	7,583	8,596	2,372	1979	5-40 yrs.
Comcast Corporation	Office	Memphis		946	-	-	8,621	946	8,621	9,567	984	2008	5-40 yrs.
International Place II	Office	Memphis	(4)	4,884	27,782	-	4,206	4,884	31,988	36,872	11,982	1988	5-40 yrs.
Penn Marc	Office	Memphis	7,703	3,607	10,240	-	1,196	3,607	11,436	15,043	1,056	2008	5-40 yrs.
Shadow Creek I	Office	Memphis		924	-	466	7,039	1,390	7,039	8,429	2,126	2000	5-40 yrs.
Shadow Creek II	Office	Memphis		734	-	467	7,540	1,201	7,540	8,741	2,351	2001	5-40 yrs.
Southwind Office Center A	Office	Memphis		1,004	5,694	282	1,307	1,286	7,001	8,287	2,382	1991	5-40 yrs.
Southwind Office Center B	Office	Memphis		1,366	7,754	-	1,149	1,366	8,903	10,269	3,261	1990	5-40 yrs.
Southwind Office Center C	Office	Memphis		1,070	-	221	5,015	1,291	5,015	6,306	1,457	1998	5-40 yrs.
Southwind Office Center D	Office	Memphis		744	-	193	4,761	937	4,761	5,698	1,339	1999	5-40 yrs.
The Colonnade	Office	Memphis		1,300	6,481	267	181	1,567	6,662	8,229	2,204	1998	5-40 yrs.
ThyssenKrupp	Office	Memphis		1,040	-	25	8,344	1,065	8,344	9,409	1,468	2007	5-40 yrs.
FBI Jackson	Office	Memphis	(2)	871	-	296	36,719	1,167	36,719	37,886	1,381	2007	5-40 yrs.
Crescent Center	Office	Memphis	40,199	7,875	32,756	-	749	7,875	33,505	41,380	613	1986	5-40 yrs.
Triad Center	Office	Memphis		1,253	-	-	31,782	1,253	31,782	33,035	707	2009	5-40 yrs.

Nashville, TN
3322 West End	Office	Nashville		3,025	27,490	-	3,644	3,025	31,134	34,159	9,000	1986	5-40 yrs.
3401 West End	Office	Nashville		5,862	22,917	-	5,542	5,862	28,459	34,321	11,144	1982	5-40 yrs.
5310 Maryland Way	Office	Nashville		1,863	7,201	-	226	1,863	7,427	9,290	2,695	1994	5-40 yrs.
BNA Corporate Center	Office	Nashville		-	18,506	-	8,147	-	26,653	26,653	9,484	1985	5-40 yrs.
Century City Plaza I	Office	Nashville		903	6,919	-	(2,411)	903	4,508	5,411	1,706	1987	5-40 yrs.
Cool Springs 1 & 2 Deck	Office	Nashville	(5)	-	-	-	3,958	-	3,958	3,958	314	2007	5-40 yrs.
Cool Springs 3 &4 Deck	Office	Nashville		-	-	-	4,418	-	4,418	4,418	415	2007	5-40 yrs.
Cool Springs I	Office	Nashville	(5)	1,583	-	15	12,163	1,598	12,163	13,761	3,637	1999	5-40 yrs.
Cool Springs II	Office	Nashville	(5)	1,824	-	346	17,523	2,170	17,523	19,693	4,756	1999	5-40 yrs.
Cool Springs III	Office	Nashville	(5)	1,631	-	804	17,957	2,435	17,957	20,392	3,571	2006	5-40 yrs.
Cool Springs IV	Office	Nashville		1,715	-	-	20,326	1,715	20,326	22,041	1,364	2008	5-40 yrs.
Cool Springs V	Office	Nashville		3,688	-	295	52,391	3,983	52,391	56,374	5,062	2007	5-40 yrs.
Harpeth on the Green II	Office	Nashville	(1)	1,419	5,677	-	1,279	1,419	6,956	8,375	2,529	1984	5-40 yrs.
Harpeth on the Green III	Office	Nashville	(1)	1,660	6,649	-	2,014	1,660	8,663	10,323	2,910	1987	5-40 yrs.
Harpeth on the Green IV	Office	Nashville	(1)	1,713	6,842	-	1,468	1,713	8,310	10,023	3,043	1989	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Harpeth on The Green V	Office	Nashville	(1)	662	-	197	4,188	859	4,188	5,047	1,408	1998	5-40 yrs.
Hickory Trace	Office	Nashville	(4)	1,164	-	164	4,929	1,328	4,929	6,257	1,171	2001	5-40 yrs.
Highwoods Plaza I	Office	Nashville	(1)	1,552	-	307	8,346	1,859	8,346	10,205	3,055	1996	5-40 yrs.
Highwoods Plaza II	Office	Nashville	(1)	1,448	-	307	5,772	1,755	5,772	7,527	1,905	1997	5-40 yrs.
Lakeview Ridge II	Office	Nashville	(1)	605	-	187	4,232	792	4,232	5,024	1,363	1998	5-40 yrs.
Lakeview Ridge III	Office	Nashville	(1)	1,073	-	400	10,042	1,473	10,042	11,515	3,794	1999	5-40 yrs.
Seven Springs - Land I	Office	Nashville		3,122	-	1,399	-	4,521	-	4,521	-	N/A	N/A
Seven Springs - Land II	Office	Nashville		3,715	-	(1,025)	-	2,690	-	2,690	-	N/A	N/A
Seven Springs I	Office	Nashville		2,076	-	592	12,721	2,668	12,721	15,389	3,902	2002	5-40 yrs.
SouthPointe	Office	Nashville		1,655	-	310	6,406	1,965	6,406	8,371	1,948	1998	5-40 yrs.
Southwind Land	Office	Nashville		3,662	-	(874)	-	2,788	-	2,788	-	N/A	N/A
The Ramparts at Brentwood	Office	Nashville		2,394	12,806	-	1,912	2,394	14,718	17,112	3,909	1986	5-40 yrs.
Westwood South	Office	Nashville	(1)	2,106	-	382	8,480	2,488	8,480	10,968	2,353	1999	5-40 yrs.
Winners Circle	Office	Nashville	(1)	1,497	7,258	-	751	1,497	8,009	9,506	2,595	1987	5-40 yrs.

Orlando, FL
Berkshire at Metro Center	Office	Orlando		1,265	-	672	12,802	1,937	12,802	14,739	1,793	2007	5-40 yrs.
Capital Plaza III	Office	Orlando		2,994	-	18	-	3,012	-	3,012	-	N/A	N/A
Eola Park Land	Office	Orlando		2,027	-	-	-	2,027	-	2,027	-	N/A	N/A
In Charge Institute	Office	Orlando		501	-	95	1,797	596	1,797	2,393	472	2000	5-40 yrs.
MetroWest 1 Land	Office	Orlando		1,100	-	51	-	1,151	-	1,151	-	N/A	N/A
Metrowest Center	Office	Orlando		1,354	7,687	269	2,072	1,623	9,759	11,382	4,004	1988	5-40 yrs.
MetroWest Land	Office	Orlando		2,034	-	(148)	-	1,886	-	1,886	-	N/A	N/A
Windsor at Metro Center	Office	Orlando		-	-	2,060	7,809	2,060	7,809	9,869	1,514	2002	5-40 yrs.

Piedmont Triad, NC
101 Stratford	Office	Piedmont Triad		1,205	6,916	-	1,469	1,205	8,385	9,590	3,005	1986	5-40 yrs.
150 Stratford	Office	Piedmont Triad		2,788	11,511	-	1,056	2,788	12,567	15,355	4,998	1991	5-40 yrs.
160 Stratford - Land	Office	Piedmont Triad		967	-	-	120	967	120	1,087	14	N/A	N/A
6348 Burnt Poplar	Industrial	Piedmont Triad		724	2,900	-	352	724	3,252	3,976	1,401	1990	5-40 yrs.
6350 Burnt Poplar	Industrial	Piedmont Triad		341	1,374	-	249	341	1,623	1,964	585	1992	5-40 yrs.
7341 West Friendly Avenue	Industrial	Piedmont Triad		113	841	-	288	113	1,129	1,242	445	1988	5-40 yrs.
7343 West Friendly Avenue	Industrial	Piedmont Triad		72	555	-	216	72	771	843	261	1988	5-40 yrs.
7345 West Friendly Avenue	Industrial	Piedmont Triad		66	492	-	234	66	726	792	239	1988	5-40 yrs.
7347 West Friendly Avenue	Industrial	Piedmont Triad		97	719	-	256	97	975	1,072	325	1988	5-40 yrs.
7349 West Friendly Avenue	Industrial	Piedmont Triad		53	393	-	80	53	473	526	173	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

7351 West Friendly Avenue	Industrial	Piedmont Triad		106	788	-	159	106	947	1,053	333	1988	5-40 yrs.
7353 West Friendly Avenue	Industrial	Piedmont Triad		123	912	-	41	123	953	1,076	367	1988	5-40 yrs.
7355 West Friendly Avenue	Industrial	Piedmont Triad		72	538	-	187	72	725	797	271	1988	5-40 yrs.
Airpark East-Building 1	Office	Piedmont Triad		379	1,516	-	450	379	1,966	2,345	753	1990	5-40 yrs.
Airpark East-Building 2	Office	Piedmont Triad		462	1,849	-	409	462	2,258	2,720	805	1986	5-40 yrs.
Airpark East-Building 3	Office	Piedmont Triad		322	1,293	-	393	322	1,686	2,008	602	1986	5-40 yrs.
Airpark East-Building A	Office	Piedmont Triad		510	2,921	-	1,721	510	4,642	5,152	1,756	1986	5-40 yrs.
Airpark East-Building B	Office	Piedmont Triad		739	3,237	-	900	739	4,137	4,876	1,781	1988	5-40 yrs.
Airpark East-Building C	Office	Piedmont Triad	(4)	2,393	9,576	-	2,137	2,393	11,713	14,106	4,399	1990	5-40 yrs.
Airpark East-Building D	Office	Piedmont Triad	(4)	850	-	699	3,898	1,549	3,898	5,447	1,333	1997	5-40 yrs.
Airpark East-Copier Consultants	Industrial	Piedmont Triad		224	1,068	-	301	224	1,369	1,593	590	1990	5-40 yrs.
Airpark East-HewlettPackard	Office	Piedmont Triad		465	-	380	963	845	963	1,808	383	1996	5-40 yrs.
Airpark East-Highland	Industrial	Piedmont Triad		145	1,081	-	301	145	1,382	1,527	481	1990	5-40 yrs.
Airpark East-Inacom Building	Office	Piedmont Triad		265	-	270	938	535	938	1,473	321	1996	5-40 yrs.
Airpark East-Service Center 1	Industrial	Piedmont Triad		237	1,103	-	114	237	1,217	1,454	483	1985	5-40 yrs.
Airpark East-Service Center 2	Industrial	Piedmont Triad		192	946	-	339	192	1,285	1,477	485	1985	5-40 yrs.
Airpark East-Service Center 3	Industrial	Piedmont Triad		305	1,219	-	158	305	1,377	1,682	556	1985	5-40 yrs.
Airpark East-Service Center 4	Industrial	Piedmont Triad		225	928	-	65	225	993	1,218	401	1985	5-40 yrs.
Airpark East-Service Court	Industrial	Piedmont Triad		171	777	-	164	171	941	1,112	367	1990	5-40 yrs.
Airpark East-Simplex	Office	Piedmont Triad		271	-	239	892	510	892	1,402	365	1997	5-40 yrs.
Airpark East-Warehouse 1	Industrial	Piedmont Triad		356	1,613	-	293	356	1,906	2,262	799	1985	5-40 yrs.
Airpark East-Warehouse 2	Industrial	Piedmont Triad		374	1,523	-	334	374	1,857	2,231	688	1985	5-40 yrs.
Airpark East-Warehouse 3	Industrial	Piedmont Triad		341	1,486	-	530	341	2,016	2,357	862	1986	5-40 yrs.
Airpark East-Warehouse 4	Industrial	Piedmont Triad		659	2,676	-	760	659	3,436	4,095	1,350	1988	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Airpark North - DC1	Industrial	Piedmont Triad		860	2,919	-	494	860	3,413	4,273	1,505	1986	5-40 yrs.
Airpark North - DC2	Industrial	Piedmont Triad		1,302	4,392	-	703	1,302	5,095	6,397	2,150	1987	5-40 yrs.
Airpark North - DC3	Industrial	Piedmont Triad		450	1,517	-	672	450	2,189	2,639	780	1988	5-40 yrs.
Airpark North - DC4	Industrial	Piedmont Triad		452	1,514	-	148	452	1,662	2,114	684	1988	5-40 yrs.
Airpark South Warehouse 1	Industrial	Piedmont Triad		546	-	-	2,591	546	2,591	3,137	928	1998	5-40 yrs.
Airpark South Warehouse 2	Industrial	Piedmont Triad		749	-	-	2,509	749	2,509	3,258	725	1999	5-40 yrs.
Airpark South Warehouse 3	Industrial	Piedmont Triad		603	-	-	2,273	603	2,273	2,876	615	1999	5-40 yrs.
Airpark South Warehouse 4	Industrial	Piedmont Triad		499	-	-	2,073	499	2,073	2,572	599	1999	5-40 yrs.
Airpark South Warehouse 6	Industrial	Piedmont Triad		1,733	-	-	5,394	1,733	5,394	7,127	2,341	1999	5-40 yrs.
Airpark West 1	Office	Piedmont Triad		944	3,831	-	1,011	944	4,842	5,786	1,784	1984	5-40 yrs.
Airpark West 2	Office	Piedmont Triad		887	3,550	-	497	887	4,047	4,934	1,667	1985	5-40 yrs.
Airpark West 4	Office	Piedmont Triad		227	907	-	388	227	1,295	1,522	539	1985	5-40 yrs.
Airpark West 5	Office	Piedmont Triad		243	971	-	221	243	1,192	1,435	479	1985	5-40 yrs.
Airpark West 6	Office	Piedmont Triad		327	1,309	-	811	327	2,120	2,447	728	1985	5-40 yrs.
Brigham Road - Land	Industrial	Piedmont Triad		7,059	-	(3,720)	-	3,339	-	3,339	-	N/A	N/A
Consolidated Center/ Building I	Office	Piedmont Triad		625	2,183	(235)	306	390	2,489	2,879	1,143	1983	5-40 yrs.
Consolidated Center/ Building II	Office	Piedmont Triad		625	4,435	(203)	(963)	422	3,472	3,894	1,610	1983	5-40 yrs.
Consolidated Center/ Building III	Office	Piedmont Triad		680	3,572	(217)	(963)	463	2,609	3,072	1,189	1989	5-40 yrs.
Consolidated Center/ Building IV	Office	Piedmont Triad		376	1,655	(123)	(348)	253	1,307	1,560	614	1989	5-40 yrs.
Deep River Corporate Center	Office	Piedmont Triad		1,041	5,892	-	1,106	1,041	6,998	8,039	2,427	1989	5-40 yrs.
Enterprise Warehouse I	Industrial	Piedmont Triad		453	-	360	2,873	813	2,873	3,686	701	2002	5-40 yrs.
Enterprise Warehouse II	Industrial	Piedmont Triad		2,733	-	881	12,337	3,614	12,337	15,951	2,023	2006	5-40 yrs.
Enterprise Warehouse III	Industrial	Piedmont Triad		814	-	-	3,589	814	3,589	4,403	275	2007	5-40 yrs.
Forsyth Corporate Center	Office	Piedmont Triad		329	1,867	-	1,031	329	2,898	3,227	1,268	1985	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Highwoods Park Building I	Office	Piedmont Triad		1,476	-	-	8,501	1,476	8,501	9,977	2,525	2001	5-40 yrs.
Jefferson Pilot Land	Office	Piedmont Triad		11,759	-	(4,311)	-	7,448	-	7,448	-	N/A	N/A
Regency One-Piedmont Center	Industrial	Piedmont Triad		515	-	383	2,357	898	2,357	3,255	804	1996	5-40 yrs.
Regency Two-Piedmont Center	Industrial	Piedmont Triad		435	-	288	2,153	723	2,153	2,876	677	1996	5-40 yrs.
7023 Albert Pick	Office	Piedmont Triad	(1)	834	3,459	-	435	834	3,894	4,728	1,487	1989	5-40 yrs.
The Knollwood -380 Retail	Office	Piedmont Triad		-	1	-	252	-	253	253	152	1995	5-40 yrs.
The Knollwood-370	Office	Piedmont Triad		1,826	7,495	-	933	1,826	8,428	10,254	3,249	1994	5-40 yrs.
The Knollwood-380	Office	Piedmont Triad		2,989	12,028	-	2,898	2,989	14,926	17,915	6,121	1990	5-40 yrs.
US Airways	Office	Piedmont Triad		1,450	11,375	-	1,000	1,450	12,375	13,825	4,097	1970-1987	5-40 yrs.
Westpoint Business Park-Luwabahnson	Office	Piedmont Triad		347	1,389	-	97	347	1,486	1,833	571	1990	5-40 yrs.

Raleigh, NC
3600 Glenwood Avenue	Office	Raleigh		-	10,994	-	3,075	-	14,069	14,069	4,096	1986	5-40 yrs.
3737 Glenwood Avenue	Office	Raleigh		-	-	318	14,739	318	14,739	15,057	4,435	1999	5-40 yrs.
4101 Research Commons	Office	Raleigh		1,348	8,346	220	(1,453)	1,568	6,893	8,461	2,398	1999	5-40 yrs.
4201 Research Commons	Office	Raleigh		1,204	11,858	-	(2,949)	1,204	8,909	10,113	3,402	1991	5-40 yrs.
4301 Research Commons	Office	Raleigh		900	8,237	-	1,114	900	9,351	10,251	3,908	1989	5-40 yrs.
4401 Research Commons	Office	Raleigh		1,249	9,387	-	2,018	1,249	11,405	12,654	4,375	1987	5-40 yrs.
4501 Research Commons	Office	Raleigh		785	5,856	-	1,791	785	7,647	8,432	3,045	1985	5-40 yrs.
4800 North Park	Office	Raleigh		2,678	17,630	-	8,519	2,678	26,149	28,827	10,503	1985	5-40 yrs.
4900 North Park	Office	Raleigh	397	770	1,983	-	553	770	2,536	3,306	1,152	1984	5-40 yrs.
5000 North Park	Office	Raleigh		1,010	4,612	(49)	2,444	961	7,056	8,017	3,264	1980	5-40 yrs.
801 Corporate Center	Office	Raleigh	(5)	828	-	272	10,263	1,100	10,263	11,363	2,876	2002	5-40 yrs.
Blue Ridge I	Office	Raleigh	(1)	722	4,606	-	1,344	722	5,950	6,672	2,732	1982	5-40 yrs.
Blue Ridge II	Office	Raleigh	(1)	462	1,410	-	374	462	1,784	2,246	977	1988	5-40 yrs.
Cape Fear	Office	Raleigh		131	1,630	-	787	131	2,417	2,548	2,073	1979	5-40 yrs.
Catawba	Office	Raleigh		125	1,635	-	2,386	125	4,021	4,146	2,474	1980	5-40 yrs.
CentreGreen One - Weston	Office	Raleigh	(4)	1,529	-	(378)	8,570	1,151	8,570	9,721	2,043	2000	5-40 yrs.
CentreGreen Two - Weston	Office	Raleigh	(4)	1,653	-	(389)	8,950	1,264	8,950	10,214	2,292	2001	5-40 yrs.
CentreGreen Three Land - Weston	Office	Raleigh		1,876	-	(384)	-	1,492	-	1,492	-	N/A	N/A
CentreGreen Four	Office	Raleigh	(4)	1,779	-	(397)	10,674	1,382	10,674	12,056	3,037	2002	5-40 yrs.
CentreGreen Five	Office	Raleigh		1,280	-	69	12,657	1,349	12,657	14,006	1,231	2008	5-40 yrs.
Cottonwood	Office	Raleigh		609	3,244	-	1,237	609	4,481	5,090	2,155	1983	5-40 yrs.
Dogwood	Office	Raleigh		766	2,769	-	524	766	3,293	4,059	1,436	1983	5-40 yrs.
EPA	Office	Raleigh		2,597	-	-	1,661	2,597	1,661	4,258	707	2003	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

GlenLake Land	Office	Raleigh		13,003	-	(4,900)	134	8,103	134	8,237	28	N/A	N/A
GlenLake Bldg I	Office	Raleigh	(4)	924	-	1,324	21,752	2,248	21,752	24,000	5,332	2002	5-40 yrs.
GlenLake Four	Office	Raleigh	(5)	1,659	-	493	22,357	2,152	22,357	24,509	3,503	2006	5-40 yrs.
GlenLake Six	Office	Raleigh		941	-	16	22,018	957	22,018	22,975	1,702	2008	5-40 yrs.
Healthsource	Office	Raleigh	(5)	1,304	-	540	13,655	1,844	13,655	15,499	5,449	1996	5-40 yrs.
Highwoods Centre-Weston	Office	Raleigh	(1)	531	-	(267)	8,682	264	8,682	8,946	2,364	1998	5-40 yrs.
Highwoods Office Center North Land	Office	Raleigh		357	49	-	-	357	49	406	28	N/A	N/A
Highwoods Tower One	Office	Raleigh		203	16,744	-	3,488	203	20,232	20,435	9,623	1991	5-40 yrs.
Highwoods Tower Two	Office	Raleigh		365	-	503	20,829	868	20,829	21,697	4,651	2001	5-40 yrs.
Inveresk Land Parcel 2	Office	Raleigh		657	-	197	-	854	-	854	-	N/A	N/A
Inveresk Land Parcel 3	Office	Raleigh		548	-	306	-	854	-	854	-	N/A	N/A
Maplewood	Office	Raleigh	(1)	149	-	107	3,335	256	3,335	3,591	940	2001	5-40 yrs.
Overlook	Office	Raleigh		398	-	293	9,402	691	9,402	10,093	2,912	1999	5-40 yrs.
Pamlico	Office	Raleigh		289	-	-	13,612	289	13,612	13,901	8,333	1980	5-40 yrs.
ParkWest One - Weston	Office	Raleigh		242	-	-	3,430	242	3,430	3,672	849	2001	5-40 yrs.
ParkWest Two - Weston	Office	Raleigh		356	-	-	4,292	356	4,292	4,648	1,382	2001	5-40 yrs.
ParkWest Three - Land - Weston	Office	Raleigh		306	-	-	-	306	-	306	-	N/A	N/A
Progress Center Renovation	Office	Raleigh		-	-	-	362	-	362	362	160	2003	5-40 yrs.
Raleigh Corp Center Lot D	Office	Raleigh		1,211	-	8	-	1,219	-	1,219	-	N/A	N/A
RBC Plaza	Mixed-Use	Raleigh	46,662	1,206	-	-	70,710	1,206	70,710	71,916	4,922	2008	5-40 yrs.
Rexwoods Center I	Office	Raleigh		878	3,730	-	1,116	878	4,846	5,724	2,430	1990	5-40 yrs.
Rexwoods Center II	Office	Raleigh		362	1,818	-	617	362	2,435	2,797	1,136	1993	5-40 yrs.
Rexwoods Center III	Office	Raleigh		919	2,816	-	722	919	3,538	4,457	1,651	1992	5-40 yrs.
Rexwoods Center IV	Office	Raleigh		586	-	-	3,449	586	3,449	4,035	1,355	1995	5-40 yrs.
Rexwoods Center V	Office	Raleigh		1,301	-	184	5,190	1,485	5,190	6,675	1,661	1998	5-40 yrs.
Riverbirch	Office	Raleigh		469	4,038	(469)	(3,828)	-	210	210	-	1987	5-40 yrs.
Situs I	Office	Raleigh		692	4,646	178	(1,154)	870	3,492	4,362	1,185	1996	5-40 yrs.
Situs II	Office	Raleigh		718	6,254	181	(1,288)	899	4,966	5,865	1,571	1998	5-40 yrs.
Situs III	Office	Raleigh		440	4,078	119	(1,008)	559	3,070	3,629	800	2000	5-40 yrs.
Six Forks Center I	Office	Raleigh		666	2,665	-	1,316	666	3,981	4,647	1,659	1982	5-40 yrs.
Six Forks Center II	Office	Raleigh		1,086	4,533	-	1,492	1,086	6,025	7,111	2,397	1983	5-40 yrs.
Six Forks Center III	Office	Raleigh		862	4,411	-	2,228	862	6,639	7,501	2,690	1987	5-40 yrs.
Smoketree Tower	Office	Raleigh		2,353	11,743	-	3,227	2,353	14,970	17,323	6,138	1984	5-40 yrs.
Sycamore	Office	Raleigh		255	-	217	5,184	472	5,184	5,656	1,637	1997	5-40 yrs.
Weston Land	Mixed-Use	Raleigh		22,771	-	(7,169)	-	15,602	-	15,602	-	N/A	N/A
Willow Oak	Office	Raleigh		458	-	268	5,154	726	5,154	5,880	1,908	1995	5-40 yrs.
Other Property	Other	Raleigh		48	9,496	720	4,834	768	14,330	15,098	7,236	N/A	N/A

Richmond, VA
4900 Cox Road	Office	Richmond		1,324	5,311	-	2,921	1,324	8,232	9,556	2,801	1991	5-40 yrs.
Colonnade Building	Office	Richmond	(4)	1,364	6,105	-	747	1,364	6,852	8,216	1,554	2003	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

Dominion Place - Pitts Parcel	Office	Richmond		1,101	-	(332)	-	769	-	769	-	N/A	N/A
Essex Plaza	Office	Richmond	10,717	1,581	13,299	-	(1,849)	1,581	11,450	13,031	3,096	1999	5-40 yrs.
Grove Park I	Office	Richmond		713	-	319	5,213	1,032	5,213	6,245	1,656	1997	5-40 yrs.
Hamilton Beach	Office	Richmond		1,086	4,345	-	1,969	1,086	6,314	7,400	2,450	1986	5-40 yrs.
Highwoods Commons	Office	Richmond		521	-	446	3,319	967	3,319	4,286	1,084	1999	5-40 yrs.
Highwoods One	Office	Richmond		1,688	-	-	10,984	1,688	10,984	12,672	3,631	1996	5-40 yrs.
Highwoods Two	Office	Richmond	(4)	786	-	213	6,026	999	6,026	7,025	1,968	1997	5-40 yrs.
Highwoods Five	Office	Richmond		783	-	-	5,544	783	5,544	6,327	1,804	1998	5-40 yrs.
Highwoods Plaza	Office	Richmond		909	-	176	5,644	1,085	5,644	6,729	1,347	2000	5-40 yrs.
Innsbrooke Centre	Office	Richmond	5,079	1,300	6,958	(144)	(414)	1,156	6,544	7,700	1,079	1987	5-40 yrs.
Innslake Center	Office	Richmond	(1)	845	-	195	5,386	1,040	5,386	6,426	1,237	2001	5-40 yrs.
Liberty Mutual	Office	Richmond		1,205	4,825	-	839	1,205	5,664	6,869	2,091	1990	5-40 yrs.
Markel American	Office	Richmond	8,447	1,300	13,259	72	(4,617)	1,372	8,642	10,014	1,547	1998	5-40 yrs.
Markel Plaza	Office	Richmond	10,717	1,700	17,081	(386)	(5,389)	1,314	11,692	13,006	2,015	1989	5-40 yrs.
North Park	Office	Richmond		2,163	8,659	(14)	1,964	2,149	10,623	12,772	4,126	1989	5-40 yrs.
North Shore Commons A	Office	Richmond	(4)	951	-	-	11,469	951	11,469	12,420	3,483	2002	5-40 yrs.
North Shore Commons B - Land	Office	Richmond	(4)	2,067	-	(103)	11,513	1,964	11,513	13,477	1,595	N/A	N/A
North Shore Commons C - Land	Office	Richmond		1,497	-	-	-	1,497	-	1,497	-	N/A	N/A
North Shore Commons D - Land	Office	Richmond		1,261	-	-	-	1,261	-	1,261	-	N/A	N/A
Nucklos Corner Land	Office	Richmond		1,259	-	-	-	1,259	-	1,259	-	N/A	N/A
One Shockoe Plaza	Office	Richmond		-	-	356	15,143	356	15,143	15,499	5,874	1996	5-40 yrs.
Pavilion Land	Office	Richmond		181	46	20	(46)	201	-	201	-	N/A	N/A
Rhodia Building	Office	Richmond		1,600	8,864	-	3	1,600	8,867	10,467	2,283	1996	5-40 yrs.
Sadler & Cox Land	Office	Richmond		1,535	-	-	-	1,535	-	1,535	-	N/A	N/A
Saxon Capital Building	Office	Richmond	(4)	1,918	-	337	13,550	2,255	13,550	15,805	2,988	2005	5-40 yrs.
Stony Point F Land	Office	Richmond		1,841	-	-	-	1,841	-	1,841	-	N/A	N/A
Stony Point I	Office	Richmond	(4)	1,384	11,630	59	2,010	1,443	13,640	15,083	4,426	1990	5-40 yrs.
Stony Point II	Office	Richmond		1,240	-	-	11,594	1,240	11,594	12,834	3,338	1999	5-40 yrs.
Stony Point III	Office	Richmond	(4)	995	-	-	9,664	995	9,664	10,659	2,947	2002	5-40 yrs.
Stony Point IV	Office	Richmond		955	-	-	11,644	955	11,644	12,599	2,178	2006	5-40 yrs.
Technology Park 1	Office	Richmond		541	2,166	-	270	541	2,436	2,977	936	1991	5-40 yrs.
Technology Park 2	Office	Richmond		264	1,058	-	114	264	1,172	1,436	442	1991	5-40 yrs.
Vantage Place A	Office	Richmond	(4)	203	811	-	224	203	1,035	1,238	436	1987	5-40 yrs.
Vantage Place B	Office	Richmond	(4)	233	931	-	194	233	1,125	1,358	439	1988	5-40 yrs.
Vantage Place C	Office	Richmond	(4)	235	940	-	288	235	1,228	1,463	472	1987	5-40 yrs.
Vantage Place D	Office	Richmond	(4)	218	873	-	243	218	1,116	1,334	406	1988	5-40 yrs.
Vantage Pointe	Office	Richmond	(4)	1,089	4,500	-	947	1,089	5,447	6,536	2,163	1990	5-40 yrs.
Virginia Mutual	Office	Richmond		1,301	6,036	-	383	1,301	6,419	7,720	1,660	1996	5-40 yrs.
Waterfront Plaza	Office	Richmond		585	2,347	-	911	585	3,258	3,843	1,296	1988	5-40 yrs.
West Shore I	Office	Richmond	(1)	332	1,431	-	313	332	1,744	2,076	671	1995	5-40 yrs.
West Shore II	Office	Richmond	(1)	489	2,181	-	384	489	2,565	3,054	908	1995	5-40 yrs.
West Shore III	Office	Richmond	(1)	961	-	141	4,247	1,102	4,247	5,349	1,309	1997	5-40 yrs.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

				Initial Costs		Costs Capitalized Subsequent to Acquisition		Gross Value at Close of Period
Description	Segment Type	City	2010 Encumbrance	Land	Bldg & Improv	Land	Bldg & Improv	Land	Bldg & Improv	Total Assets	Accumulated Depreciation	Date of Construction	Life on Which Depreciation is Calculated

South Florida
The 1800 Eller Drive Building	Office	South Florida		-	9,851	-	2,098	-	11,949	11,949	4,480	1983	5-40 yrs.

Tampa, FL
380 Park Place	Office	Tampa		1,502	-	240	6,624	1,742	6,624	8,366	1,600	2001	5-40 yrs.
4200 Cypress	Office	Tampa		2,673	16,470	-	101	2,673	16,571	19,244	997	1989	5-40 yrs.
Anchor Glass	Office	Tampa		1,281	11,318	-	1,732	1,281	13,050	14,331	4,489	1988	5-40 yrs.
Avion Park Land	Office	Tampa		5,237	-	-	1,487	5,237	1,487	6,724	83	N/A	N/A
Bayshore	Office	Tampa		2,276	11,817	-	1,116	2,276	12,933	15,209	4,423	1990	5-40 yrs.
FBI Field Office	Office	Tampa	(5)	4,054	-	406	27,241	4,460	27,241	31,701	4,600	2005	5-40 yrs.
Feathersound Corporate Center II	Office	Tampa		802	7,463	-	1,959	802	9,422	10,224	3,142	1986	5-40 yrs.
Harborview Plaza	Office	Tampa	21,502	3,537	29,944	969	(454)	4,506	29,490	33,996	10,044	2001	5-40 yrs.
Highwoods Preserve I	Office	Tampa	(5)	991	-	-	22,192	991	22,192	23,183	6,113	1999	5-40 yrs.
Highwoods Preserve Land	Office	Tampa		1,485	-	485	-	1,970	-	1,970	-	N/A	N/A
Highwoods Preserve V	Office	Tampa	(5)	881	-	-	27,263	881	27,263	28,144	8,096	2001	5-40 yrs.
HIW Bay Center I	Office	Tampa		3,565	-	(64)	37,558	3,501	37,558	41,059	4,440	2007	5-40 yrs.
HIW Bay Center II	Office	Tampa		3,482	-	-	-	3,482	-	3,482	-	N/A	N/A
HIW Preserve VII	Office	Tampa		790	-	-	12,513	790	12,513	13,303	1,161	2007	5-40 yrs.
HIW Preserve VII Garage	Office	Tampa		-	-	-	6,789	-	6,789	6,789	665	2007	5-40 yrs.
Horizon	Office	Tampa		-	6,257	-	2,414	-	8,671	8,671	3,187	1980	5-40 yrs.
LakePointe I	Office	Tampa		2,106	89	-	35,301	2,106	35,390	37,496	11,465	1986	5-40 yrs.
LakePointe II	Office	Tampa		2,000	15,848	672	7,197	2,672	23,045	25,717	6,782	1999	5-40 yrs.
Lakeside	Office	Tampa		-	7,369	-	1,747	-	9,116	9,116	3,233	1978	5-40 yrs.
Lakeside/Parkside Garage	Office	Tampa		-	-	-	3,224	-	3,224	3,224	497	2004	5-40 yrs.
One Harbour Place	Office	Tampa		2,016	25,252	-	5,163	2,016	30,415	32,431	8,604	1985	5-40 yrs.
Parkside	Office	Tampa		-	9,407	-	3,513	-	12,920	12,920	4,804	1979	5-40 yrs.
Pavilion	Office	Tampa		-	16,394	-	2,117	-	18,511	18,511	6,086	1982	5-40 yrs.
Pavilion Parking Garage	Office	Tampa		-	-	-	5,600	-	5,600	5,600	1,568	1999	5-40 yrs.
Spectrum	Office	Tampa		1,454	14,502	-	5,450	1,454	19,952	21,406	6,293	1984	5-40 yrs.
Tower Place	Office	Tampa	(5)	3,218	19,898	-	2,534	3,218	22,432	25,650	8,605	1988	5-40 yrs.
Westshore Square	Office	Tampa		1,126	5,186	-	476	1,126	5,662	6,788	1,801	1976	5-40 yrs.
Independence Park Land	Office	Tampa		4,943	-	-	-	4,943	-	4,943	-	N/A	N/A
Independence Park	Office	Tampa		2,531	4,526	-	-	2,531	4,526	7,057	10	1983	5-40 yrs.

				479,058	1,347,397	(21,315)	1,548,402	457,743	2,895,799	3,353,542	835,165

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

(in thousands)

2010 Encumbrance Notes

(1)	These assets are pledged as collateral for a $128,084,000 first mortgage loan.

(2)	These assets are pledged as collateral for a $52,109,000 first mortgage loan.

(3)	These assets are pledged as collateral for a $186,038,000 first mortgage loan.

(4)	These assets are pledged as collateral for a $123,359,000 first mortgage loan.

(5)	These assets are pledged as collateral for a $113,386,000 first mortgage loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 9, 2011.

Highwoods Properties, Inc.
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors	February 9, 2011
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director	February 9, 2011
Edward J. Fritsch

/s/ Thomas W. Adler	Director	February 9, 2011
Thomas W. Adler

/s/ Gene H. Anderson	Director	February 9, 2011
Gene H. Anderson

/s/ David J. Hartzell	Director	February 9, 2011
David J. Hartzell

/s/ Lawrence S. Kaplan	Director	February 9, 2011
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director	February 9, 2011
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director	February 9, 2011
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer	February 9, 2011
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer	February 9, 2011
Daniel L. Clemmens

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Raleigh, State of North Carolina, on February 9, 2011.

Highwoods Realty Limited Partnership
By:	Highwoods Properties, Inc., its sole general partner
By:	/s/ Edward J. Fritsch
Edward J. Fritsch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ O. Temple Sloan, Jr.	Chairman of the Board of Directors of the General Partner	February 9, 2011
O. Temple Sloan, Jr.

/s/ Edward J. Fritsch	President, Chief Executive Officer and Director of the General Partner	February 9, 2011
Edward J. Fritsch

/s/ Thomas W. Adler	Director of the General Partner	February 9, 2011
Thomas W. Adler

/s/ Gene H. Anderson	Director of the General Partner	February 9, 2011
Gene H. Anderson

/s/ David J. Hartzell	Director of the General Partner	February 9, 2011
David J. Hartzell

/s/ Lawrence S. Kaplan	Director of the General Partner	February 9, 2011
Lawrence S. Kaplan

/s/ Sherry A. Kellett	Director of the General Partner	February 9, 2011
Sherry A. Kellett

/s/ L. Glenn Orr, Jr.	Director of the General Partner	February 9, 2011
L. Glenn Orr, Jr.

/s/ Terry L. Stevens	Senior Vice President and Chief Financial Officer of the General Partner	February 9, 2011
Terry L. Stevens

/s/ Daniel L. Clemmens	Vice President and Chief Accounting Officer of the General Partner	February 9, 2011
Daniel L. Clemmens