Form 10-Q
period 2011-03-31
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2011-05-02
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 72,122,602 shares of Common Stock outstanding as of April 25, 2011.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2011

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

Certain information contained herein is presented as of April 25, 2011, the latest practicable date prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$347,876	$347,876
Buildings and tenant improvements	2,897,791	2,895,779
Development in process	6,882	4,524
Land held for development	107,837	108,067
	3,360,386	3,356,246
Less-accumulated depreciation	(854,423)	(835,165)
Net real estate assets	2,505,963	2,521,081
For-sale residential condominiums	7,753	8,225
Real estate and other assets, net, held for sale	1,863	1,852
Cash and cash equivalents	30,810	14,206
Restricted cash	6,509	4,399
Accounts receivable, net of allowance of $3,274 and $3,595, respectively	21,862	20,716
Mortgages and notes receivable, net of allowance of $497 and $868, respectively	18,911	19,044
Accrued straight-line rents receivable, net of allowance of $1,397 and $2,209, respectively	96,927	93,435
Investment in unconsolidated affiliates	63,983	63,607
Deferred financing and leasing costs, net of accumulated amortization of $61,015 and $59,383, respectively	86,040	85,059
Prepaid expenses and other assets	36,608	40,211
Total Assets	$2,877,229	$2,871,835

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,552,577	$1,522,945
Accounts payable, accrued expenses and other liabilities	93,775	106,716
Financing obligations	33,040	33,114
Total Liabilities	1,679,392	1,662,775
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	132,630	120,838
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,092 shares issued and outstanding	29,092	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 2,100,000 shares issued and outstanding	52,500	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
72,130,214 and 71,690,487 shares issued and outstanding, respectively	721	717
Additional paid-in capital	1,764,404	1,766,886
Distributions in excess of net income available for common stockholders	(782,060)	(761,785)
Accumulated other comprehensive loss	(3,812)	(3,648)
Total Stockholders’ Equity	1,060,845	1,083,762
Noncontrolling interests in consolidated affiliates	4,362	4,460
Total Equity	1,065,207	1,088,222
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,877,229	$2,871,835

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Rental and other revenues	$115,592	$115,054
Operating expenses:
Rental property and other expenses	41,379	41,715
Depreciation and amortization	33,812	32,729
General and administrative	7,793	8,507
Total operating expenses	82,984	82,951
Interest expense:
Contractual	22,431	21,802
Amortization of deferred financing costs	821	835
Financing obligations	291	476
	23,543	23,113
Other income:
Interest and other income	1,873	1,700
	1,873	1,700
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	10,938	10,690
Gains on disposition of property	—	19
Gains on disposition of for-sale residential condominiums	38	190
Equity in earnings of unconsolidated affiliates	1,467	795
Income from continuing operations	12,443	11,694
Discontinued operations:
Income from discontinued operations	—	214
Net gains on disposition of discontinued operations	—	174
	—	388
Net income	12,443	12,082
Net (income) attributable to noncontrolling interests in the Operating Partnership	(507)	(520)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)	(214)
Dividends on Preferred Stock	(1,677)	(1,677)
Net income available for common stockholders	$10,136	$9,671
Earnings per common share – basic:
Income from continuing operations available for common stockholders	$0.14	$0.13
Income from discontinued operations available for common stockholders	—	0.01
Net income available for common stockholders	$0.14	$0.14
Weighted average Common Shares outstanding – basic	71,817	71,414
Earnings per common share – diluted:
Income from continuing operations available for common stockholders	$0.14	$0.13
Income from discontinued operations available for common stockholders	—	0.01
Net income available for common stockholders	$0.14	$0.14
Weighted average Common Shares outstanding – diluted	75,792	75,397
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$10,136	$9,303
Income from discontinued operations available for common stockholders	—	368
Net income available for common stockholders	$10,136	$9,671

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

Three Months Ended March 31, 2011 and 2010

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	307,060	3	—	—	8,388	—	—	—	8,391
Conversion of Common Units to Common Stock	5,641	—	—	—	186	—	—	—	186
Dividends on Common Stock	—	—	—	—	—	—	—	(30,411)	(30,411)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(1,677)	(1,677)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(13,081)	—	—	—	(13,081)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(221)	—	(221)
Issuances of restricted stock, net	127,026	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	—	—	2,025	—	—	—	2,026
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(507)	(507)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	123	(123)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	12,443	12,443
Other comprehensive loss	—	—	—	—	—	(164)	—	—	(164)
Total comprehensive income									12,279
Balance at March 31, 2011	72,130,214	$721	$29,092	$52,500	$1,764,404	$(3,812)	$4,362	$(782,060)	$1,065,207

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	68,886	1	—	—	1,141	—	—	—	1,142
Conversion of Common Units to Common Stock	92,971	1	—	—	2,924	—	—	—	2,925
Dividends on Common Stock	—	—	—	—	—	—	—	(30,323)	(30,323)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(1,677)	(1,677)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	5,235	—	—	—	5,235
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(204)	—	(204)
Issuances of restricted stock, net	154,897	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	—	—	2,054	—	—	—	2,055
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(520)	(520)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	214	(214)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	12,082	12,082
Other comprehensive income	—	—	—	—	—	458	—	—	458
Total comprehensive income									12,540
Balance at March 31, 2010	71,602,057	$716	$29,092	$52,500	$1,762,752	$(3,353)	$5,193	$(722,584)	$1,124,316

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$12,443	$12,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,812	32,912
Amortization of lease incentives and acquisition-related intangible assets and liabilities	499	261
Share-based compensation expense	2,026	2,055
Additions to allowance for doubtful accounts	298	1,331
Amortization of deferred financing costs	821	835
Amortization of settled cash-flow hedges	(29)	239
Net gains on disposition of property	—	(193)
Gains on disposition of for-sale residential condominiums	(38)	(190)
Equity in earnings of unconsolidated affiliates	(1,467)	(795)
Changes in financing obligations	(74)	52
Distributions of earnings from unconsolidated affiliates	1,137	681
Changes in operating assets and liabilities:
Accounts receivable	(993)	(3,928)
Prepaid expenses and other assets	(1,446)	(509)
Accrued straight-line rents receivable	(3,214)	(1,407)
Accounts payable, accrued expenses and other liabilities	(15,291)	(3,676)
Net cash provided by operating activities	28,484	39,750
Investing activities:
Additions to real estate assets and deferred leasing costs	(16,835)	(16,814)
Net proceeds from disposition of for-sale residential condominiums	510	1,943
Distributions of capital from unconsolidated affiliates	408	730
Repayments of mortgages and notes receivable	133	59
Contributions to unconsolidated affiliates	(422)	(36)
Changes in restricted cash and other investing activities	1,966	596
Net cash used in investing activities	(14,240)	(13,522)
Financing activities:
Dividends on Common Stock	(30,411)	(30,323)
Dividends on Preferred Stock	(1,677)	(1,677)
Distributions to noncontrolling interests in the Operating Partnership	(1,610)	(1,614)
Distributions to noncontrolling interests in consolidated affiliates	(221)	(204)
Net proceeds from the issuance of Common Stock	8,391	1,142
Borrowings on revolving credit facility	5,000	4,000
Repayments of revolving credit facility	(35,000)	(4,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(140,491)	(2,725)
Additions to deferred financing costs and other financing activities	(1,621)	(188)
Net cash provided by/(used in) financing activities	2,360	(35,589)
Net increase/(decrease) in cash and cash equivalents	16,604	(9,361)
Cash and cash equivalents at beginning of the period	14,206	23,699
Cash and cash equivalents at end of the period	$30,810	$14,338

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2011	2010
Cash paid for interest, net of amounts capitalized	$23,602	$23,541

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2011	2010
Conversion of Common Units to Common Stock	$186	$2,925
Change in accrued capital expenditures	$2,641	$(3,456)
Write-off of fully depreciated real estate assets	$9,912	$10,194
Write-off of fully amortized deferred financing and leasing costs	$4,023	$2,652
Unrealized gains on marketable securities of non-qualified deferred compensation plan	$177	$204
Settlement of financing obligation	$—	$4,184
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$13,081	$(5,235)
Unrealized gain/(loss) on tax increment financing bond	$(135)	$219

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements

March 31, 2011

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At March 31, 2011, the Company and/or the Operating Partnership wholly owned: 294 in-service office, industrial and retail properties, comprising 27.1 million square feet; 96 rental residential units; 24 for-sale residential condominiums; 610 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional three office properties that are considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At March 31, 2011, the Company owned all of the Preferred Units and 71.7 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2011, the Company redeemed 5,641 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statements of Income for the three months ended March 31, 2010 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to that date which required discontinued operations presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At March 31, 2011 and December 31, 2010, we were not involved with any entities that were determined to be variable interest entities.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

2.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2011	December 31, 2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	2,228	2,732
Less allowance	(497)	(868)
	1,731	1,864
Mortgages and notes receivable, net	$18,911	$19,044

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2011	2010
Beginning notes receivable allowance	$868	$698
Bad debt expense	22	63
Write-offs	(364)	—
Recoveries/other	(29)	(29)
Total notes receivable allowance	$497	$732

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in the second quarter of 2010. As of March 31, 2011, the interest payments on both mortgages receivable were current and there were no indications of impairment on the receivables.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Investment in Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended March 31,
	2011	2010
Income Statements:
Revenues	$25,217	$35,588
Expenses:
Rental property and other expenses	11,997	17,167
Depreciation and amortization	6,616	9,600
Interest expense	6,007	8,565
Total expenses	24,620	35,332
Net income	$597	$256
Our share of:
Depreciation and amortization of real estate assets	$2,093	$3,341
Interest expense	$2,161	$3,423
Net income	$921	$212

Our share of net income	$921	$212
Purchase accounting and management, leasing and other fees adjustments	546	583
Equity in earnings of unconsolidated affiliates	$1,467	$795

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. For information regarding this sale, see Note 3 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	March 31, 2011	December 31, 2010
Assets:
Deferred financing costs	$17,399	$16,412
Less accumulated amortization	(7,249)	(7,054)
	10,150	9,358
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	129,656	128,030
Less accumulated amortization	(53,766)	(52,329)
	75,890	75,701
Deferred financing and leasing costs, net	$86,040	$85,059

Liabilities:
Acquisition-related intangible liabilities (in accounts payable, accrued expenses and other liabilities)	$709	$658
Less accumulated amortization	(201)	(125)
	$508	$533

The following table sets forth amortization of intangible assets and liabilities:

	Three Months Ended March 31,
	2011	2010
Amortization of deferred financing costs	$821	$835
Amortization of acquisition-related intangible assets (in depreciation and amortization)	$4,356	$3,766
Amortization of lease incentives (in rental and other revenues)	$338	$261
Amortization of acquisition-related intangible assets and liabilities (in rental and other revenues)	$161	$40

The following table sets forth scheduled future amortization of intangible assets and liabilities:

	Amortization of Deferred Financing Costs	Amortization of Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets and Liabilities (in Rental and Other Revenues)
April 1, 2011 through December 31, 2011	$2,546	$12,632	$864	$461
2012	3,092	14,302	1,056	533
2013	1,484	11,475	898	377
2014	1,098	8,812	739	285
2015	1,098	6,457	529	182
Thereafter	832	13,494	1,813	473
	$10,150	$67,172	$5,899	$2,311

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Intangible Assets and Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, acquisition-related intangible assets (in depreciation and amortization), lease incentives and acquisition-related intangible assets and liabilities (in rental and other revenues) were 3.5 years, 6.1 years, 7.9 years and 6.5 years, respectively, as of March 31, 2011.

5.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	March 31, 2011	December 31, 2010
Secured indebtedness	$751,501	$754,399
Unsecured indebtedness	801,076	768,546
Total mortgages and notes payable	$1,552,577	$1,522,945

At March 31, 2011, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts and $33.0 million outstanding under our revolving credit facility at March 31, 2011 and April 25, 2011, respectively. At March 31, 2011 and April 25, 2011, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2011 and April 25, 2011 was $399.5 million and $366.5 million, respectively.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at March 31, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at both March 31, 2011 and April 25, 2011.

In the first quarter of 2011, we obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The proceeds were used to pay off at maturity a $137.5 million unsecured bank term loan bearing interest of LIBOR plus 110 basis points, pay off amounts then outstanding under our revolving credit facility and for general corporate purposes.

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

(tabular dollar amounts in thousands, except per share data)

6.      Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. The following table sets forth noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2011	2010
Beginning noncontrolling interests in the Operating Partnership	$120,838	$129,769
Adjustments of noncontrolling interests in the Operating Partnership to fair value	13,081	(5,235)
Conversion of Common Units to Common Stock	(186)	(2,925)
Net income attributable to noncontrolling interests in the Operating Partnership	507	520
Distributions to noncontrolling interests in the Operating Partnership	(1,610)	(1,614)
Total noncontrolling interests in the Operating Partnership	$132,630	$120,515

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2011	2010
Net income available for common stockholders	$10,136	$9,671
Increase in additional paid in capital from conversion of Common Units to Common Stock	186	2,924
Change from net income available for common stockholders and transfers from noncontrolling interests	$10,322	$12,595

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2011, noncontrolling interests in consolidated affiliates, a component of equity, relates to our joint venture partner’s 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

7.      Disclosure About Fair Value of Financial Instruments

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

We had no Level 2 assets or liabilities at March 31, 2011 and December 31, 2010.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

	March 31, 2011	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$4,100	$4,100	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,564	—	15,564
Total Assets	$19,664	$4,100	$15,564

Noncontrolling Interests in the Operating Partnership	$132,630	$132,630	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,100	$4,100	$—

	December 31, 2010	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Noncontrolling Interests in the Operating Partnership	$120,838	$120,838	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

7.      Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth our Level 3 asset:

	Three Months Ended March 31,
	2011	2010
Asset:
Tax Increment Financing Bond
Beginning balance	$15,699	$16,871
Unrealized gain/(loss) (in AOCL)	(135)	219
Ending balance	$15,564	$17,090

We own a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2011 was $2.7 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.7 million higher, respectively, as of March 31, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in each of the three months ended March 31, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere:

	Carrying Amount	Fair Value
March 31, 2011
Mortgages and notes receivable	$18,911	$19,068
Mortgages and notes payable	$1,552,577	$1,638,968
Financing obligations	$33,040	$21,632

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations	$33,114	$23,880

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

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Share-Based Payments

During the three months ended March 31, 2011, we granted 146,581 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.47. During the three months ended March 31, 2011, we also granted 69,640 shares of time-based restricted stock and 57,386 shares of total return-based restricted stock with weighted average grant date fair values per share of $33.72 and $41.02, respectively. We recorded stock-based compensation expense of $2.0 million and $2.1 million during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was $9.1 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.9 years.

9.      Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
Net income	$12,443	$12,082
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	(135)	219
Amortization of settled cash-flow hedges	(29)	239
Total other comprehensive income/(loss)	(164)	458
Total comprehensive income	$12,279	$12,540

The following table sets forth the components of AOCL:

	March 31, 2011	December 31, 2010
Tax increment financing bond	$2,678	$2,543
Settled cash-flow hedges	1,134	1,105
Total accumulated other comprehensive loss	$3,812	$3,648

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

10.   Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended March 31,
	2011	2010
Rental and other revenues	$—	$779
Operating expenses:	—
Rental property and other expenses	—	382
Depreciation and amortization	—	183
Total operating expenses	—	565
Income from discontinued operations	—	214
Net gains on disposition of discontinued operations	—	174
Total discontinued operations	$—	$388

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	March 31, 2011	December 31, 2010
Assets:
Buildings and tenant improvements	$20	$20
Land held for development	1,800	1,800
Net real estate assets	1,820	1,820
Prepaid expenses and other assets	43	32
Real estate and other assets, net, held for sale	$1,863	$1,852

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Common Share:

	Three Months Ended March 31,
	2011	2010
Earnings per Common Share – basic:
Numerator:
Income from continuing operations	$12,443	$11,694
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(507)	(500)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(123)	(214)
Dividends on Preferred Stock	(1,677)	(1,677)
Income from continuing operations available for common stockholders	10,136	9,303
Income from discontinued operations	—	388
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	—	(20)
Income from discontinued operations available for common stockholders	—	368
Net income available for common stockholders	$10,136	$9,671
Denominator:
Denominator for basic earnings per Common Share – weighted average shares (1) (2)	71,817	71,414
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.14	$0.13
Income from discontinued operations available for common stockholders	—	0.01
Net income available for common stockholders	$0.14	$0.14
Earnings per Common Share – diluted:
Numerator:
Income from continuing operations	$12,443	$11,694
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(123)	(214)
Dividends on Preferred Stock	(1,677)	(1,677)
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	10,643	9,803
Income from discontinued operations available for common stockholders	—	388
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$10,643	$10,191
Denominator:
Denominator for basic earnings per Common Share –weighted average shares (1) (2)	71,817	71,414
Add:
Stock options using the treasury method	185	164
Noncontrolling interests partnership units	3,790	3,819
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	75,792	75,397
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.14	$0.13
Income from discontinued operations available for common stockholders	—	0.01
Net income available for common stockholders	$0.14	$0.14
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.    Earnings Per Share – Continued

(1)
Options aggregating approximately 0.3 million shares and options and warrants aggregating approximately 0.7 million shares were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive.

(2)	Includes all unvested restricted stock since dividends on such restricted stock are non-forfeitable.

12.    Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$11,903	$12,133
Greenville, SC	3,506	3,677
Kansas City, MO	3,657	3,708
Memphis, TN	10,103	7,868
Nashville, TN	14,617	15,114
Orlando, FL	2,318	3,006
Piedmont Triad, NC	5,973	5,945
Raleigh, NC	19,324	18,805
Richmond, VA	11,380	11,794
Tampa, FL	16,794	17,941
Total Office Segment	99,575	99,991
Industrial:
Atlanta, GA	3,935	3,975
Piedmont Triad, NC	2,977	3,021
Total Industrial Segment	6,912	6,996
Retail:
Kansas City, MO	8,898	7,688
Total Retail Segment	8,898	7,688
Residential:
Kansas City, MO	207	379
Total Residential Segment	207	379
Total Rental and Other Revenues	$115,592	$115,054

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.    Segment Information – Continued

	Three Months Ended March 31,
	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$7,495	$7,634
Greenville, SC	2,075	2,281
Kansas City, MO	2,115	2,213
Memphis, TN	5,761	5,278
Nashville, TN	9,654	9,869
Orlando, FL	1,167	1,614
Piedmont Triad, NC	4,029	3,638
Raleigh, NC	13,207	12,629
Richmond, VA	7,862	7,950
Tampa, FL	10,392	10,819
Total Office Segment	63,757	63,925
Industrial:
Atlanta, GA	2,840	2,770
Piedmont Triad, NC	2,224	2,048
Total Industrial Segment	5,064	4,818
Retail:
Kansas City, MO	5,288	4,359
Total Retail Segment	5,288	4,359
Residential:
Kansas City, MO	104	237
Total Residential Segment	104	237
Total Net Operating Income	74,213	73,339
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,812)	(32,729)
General and administrative expense	(7,793)	(8,507)
Interest expense	(23,543)	(23,113)
Interest and other income	1,873	1,700
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,938	$10,690
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.    Subsequent Events

On April 1, 2011, we repaid the remaining $10.0 million of a three-year unsecured term loan. We incurred no penalties related to this early repayment.

On April 1, 2011, we provided a one-year $38.3 million interest only secured loan to an unconsolidated joint venture, which was used to repay a secured loan to a third party lender at maturity. The new loan bears interest at LIBOR plus 500 basis points, but may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay this loan.

On April 6, 2011, we acquired a 48,000 square foot medical office property in Raleigh, NC for an investment of approximately $9.0 million in cash and incurred $0.1 million of acquisition-related costs.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	March 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$347,876	$347,876
Buildings and tenant improvements	2,897,791	2,895,779
Development in process	6,882	4,524
Land held for development	107,837	108,067
	3,360,386	3,356,246
Less-accumulated depreciation	(854,423)	(835,165)
Net real estate assets	2,505,963	2,521,081
For-sale residential condominiums	7,753	8,225
Real estate and other assets, net, held for sale	1,863	1,852
Cash and cash equivalents	30,792	14,198
Restricted cash	6,509	4,399
Accounts receivable, net of allowance of $3,274 and $3,595, respectively	21,862	20,716
Mortgages and notes receivable, net of allowance of $497 and $868, respectively	18,911	19,044
Accrued straight-line rents receivable, net of allowance of $1,397 and $2,209, respectively	96,927	93,435
Investment in unconsolidated affiliates	62,841	62,451
Deferred financing and leasing costs, net of accumulated amortization of $61,015 and $59,383, respectively	86,040	85,059
Prepaid expenses and other assets	36,456	40,211
Total Assets	$2,875,917	$2,870,671

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,552,577	$1,522,945
Accounts payable, accrued expenses and other liabilities	93,775	106,716
Financing obligations	33,040	33,114
Total Liabilities	1,679,392	1,662,775
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,788,346 and 3,793,987 outstanding, respectively	132,630	120,838
Series A Preferred Units (liquidation preference $1,000 per unit), 29,092 shares issued and outstanding	29,092	29,092
Series B Preferred Units (liquidation preference $25 per unit), 2,100,000 shares issued and outstanding	52,500	52,500
Total Redeemable Operating Partnership Units	214,222	202,430
Equity:
Common Units:
General partner Common Units, 755,098 and 750,757 outstanding, respectively	9,815	10,044
Limited partner Common Units, 70,966,307 and 70,530,921 outstanding, respectively	971,938	994,610
Accumulated other comprehensive loss	(3,812)	(3,648)
Noncontrolling interests in consolidated affiliates	4,362	4,460
Total Equity	982,303	1,005,466
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,875,917	$2,870,671

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2011	2010
Rental and other revenues	$115,592	$115,054
Operating expenses:
Rental property and other expenses	41,528	41,395
Depreciation and amortization	33,812	32,729
General and administrative	7,644	8,827
Total operating expenses	82,984	82,951
Interest expense:
Contractual	22,431	21,802
Amortization of deferred financing costs	821	835
Financing obligations	291	476
	23,543	23,113
Other income:
Interest and other income	1,873	1,700
	1,873	1,700
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	10,938	10,690
Gains on disposition of property	—	19
Gains on disposition of for-sale residential condominiums	38	190
Equity in earnings of unconsolidated affiliates	1,475	801
Income from continuing operations	12,451	11,700
Discontinued operations:
Income from discontinued operations	—	214
Net gains on disposition of discontinued operations	—	174
	—	388
Net income	12,451	12,088
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)	(214)
Distributions on Preferred Units	(1,677)	(1,677)
Net income available for common unitholders	$10,651	$10,197
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.14	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.14	$0.14
Weighted average Common Units outstanding - basic	75,198	74,824
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.14	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.14	$0.14
Weighted average Common Units outstanding - diluted	75,383	74,988
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$10,651	$9,809
Income from discontinued operations available for common unitholders	—	388
Net income available for common unitholders	$10,651	$10,197

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Equity
Three Months Ended March 31, 2011 and 2010

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuance of Common Units, net	84	8,307	—	—	8,391
Distributions on Common Units	(318)	(31,529)	—	—	(31,847)
Distributions on Preferred Units	(17)	(1,660)	—	—	(1,677)
Share-based compensation expense	20	2,006	—	—	2,026
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(221)	(221)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(122)	(12,000)	—	—	(12,122)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(1)	(122)	—	123	—
Comprehensive income:
Net income	125	12,326	—	—	12,451
Other comprehensive loss	—	—	(164)	—	(164)
Total comprehensive income					12,287
Balance at March 31, 2011	$9,815	$971,938	$(3,812)	$4,362	$982,303

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuance of Common Units, net	11	1,131	—	—	1,142
Distributions on Common Units	(317)	(31,446)	—	—	(31,763)
Distributions on Preferred Units	(17)	(1,660)	—	—	(1,677)
Share-based compensation expense	21	2,034	—	—	2,055
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(204)	(204)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	92	9,124	—	—	9,216
Net (income) attributable to noncontrolling interests in consolidated affiliates	(2)	(212)	—	214	—
Comprehensive income:
Net income	121	11,967	—	—	12,088
Other comprehensive income	—	—	458	—	458
Total comprehensive income					12,546
Balance at March 31, 2010	$10,394	$1,029,266	$(3,353)	$5,193	$1,041,500

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$12,451	$12,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,812	32,912
Amortization of lease incentives and acquisition-related intangible assets and liabilities	499	261
Share-based compensation expense	2,026	2,055
Additions to allowance for doubtful accounts	298	1,331
Amortization of deferred financing costs	821	835
Amortization of settled cash-flow hedges	(29)	239
Net gains on disposition of property	—	(193)
Gains on disposition of for-sale residential condominiums	(38)	(190)
Equity in earnings of unconsolidated affiliates	(1,475)	(801)
Changes in financing obligations	(74)	52
Distributions of earnings from unconsolidated affiliates	1,132	657
Changes in operating assets and liabilities:
Accounts receivable	(993)	(3,928)
Prepaid expenses and other assets	(1,295)	(456)
Accrued straight-line rents receivable	(3,214)	(1,407)
Accounts payable, accrued expenses and other liabilities	(15,291)	(3,675)
Net cash provided by operating activities	28,630	39,780
Investing activities:
Additions to real estate assets and deferred leasing costs	(16,835)	(16,814)
Net proceeds from disposition of for-sale residential condominiums	510	1,943
Distributions of capital from unconsolidated affiliates	408	730
Repayments of mortgages and notes receivable	133	59
Contributions to unconsolidated affiliates	(422)	(36)
Changes in restricted cash and other investing activities	1,966	596
Net cash used in investing activities	(14,240)	(13,522)
Financing activities:
Distributions on Common Units	(31,847)	(31,763)
Distributions on Preferred Units	(1,677)	(1,677)
Distributions to noncontrolling interests in consolidated affiliates	(221)	(204)
Net proceeds from the issuance of Common Units	8,391	1,142
Borrowings on revolving credit facility	5,000	4,000
Repayments of revolving credit facility	(35,000)	(4,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(140,491)	(2,725)
Additions to deferred financing costs and other financing activities	(1,951)	(226)
Net cash provided by/(used in) financing activities	2,204	(35,453)
Net increase/(decrease) in cash and cash equivalents	16,594	(9,195)
Cash and cash equivalents at beginning of the period	14,198	23,519
Cash and cash equivalents at end of the period	$30,792	$14,324

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2011	2010
Cash paid for interest, net of amounts capitalized	$23,602	$23,541

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2011	2010
Change in accrued capital expenditures	$2,641	$(3,456)
Write-off of fully depreciated real estate assets	$9,912	$10,194
Write-off of fully amortized deferred financing and leasing costs	$4,023	$2,652
Unrealized gains on marketable securities of non-qualified deferred compensation plan	$177	$204
Settlement of financing obligation	$—	$4,184
Adjustment of Redeemable Common Units to fair value	$11,792	$(9,254)
Unrealized gain/(loss) on tax increment financing bond	$(135)	$219

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

March 31, 2011

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At March 31, 2011, the Company and/or the Operating Partnership wholly owned: 294 in-service office, industrial and retail properties, comprising 27.1 million square feet; 96 rental residential units; 24 for-sale residential condominiums; 610 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional three office properties that are considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At March 31, 2011, the Company owned all of the Preferred Units and 71.7 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the three months ended March 31, 2011, the Company redeemed 5,641 Common Units for a like number of shares of Common Stock.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Statements of Income for the three months ended March 31, 2010 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to that date which required discontinued operations presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At March 31, 2011 and December 31, 2010, we were not involved with any entities that were determined to be variable interest entities.

The unaudited interim consolidated financial statements and accompanying unaudited consolidated financial information, in the opinion of management, contain all adjustments (including normal recurring accruals) necessary for a fair presentation of our financial position, results of operations and cash flows. We have omitted certain notes and other information from the interim consolidated financial statements presented in this Quarterly Report on Form 10-Q as permitted by SEC rules and regulations. These Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10-K.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	March 31, 2011	December 31, 2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	2,228	2,732
Less allowance	(497)	(868)
	1,731	1,864
Mortgages and notes receivable, net	$18,911	$19,044

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended March 31,
	2011	2010
Beginning notes receivable allowance	$868	$698
Bad debt expense	22	63
Write-offs	(364)	—
Recoveries/other	(29)	(29)
Total notes receivable allowance	$497	$732

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in the second quarter of 2010. As of March 31, 2011, the interest payments on both mortgages receivable were current and there were no indications of impairment on the receivables.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Investment in Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended March 31,
	2011	2010
Income Statements:
Revenues	$24,202	$34,569
Expenses:
Rental property and other expenses	11,371	16,527
Depreciation and amortization	6,246	9,231
Interest expense	5,825	8,367
Total expenses	23,442	34,125
Net income	$760	$444
Our share of:
Depreciation and amortization of real estate assets	$2,055	$3,302
Interest expense	$2,137	$3,398
Net income	$935	$228

Our share of net income	$935	$228
Purchase accounting and management, leasing and other fees adjustments	540	573
Equity in earnings of unconsolidated affiliates	$1,475	$801

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. For information regarding this sale, see Note 3 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	March 31, 2011	December 31, 2010
Assets:
Deferred financing costs	$17,399	$16,412
Less accumulated amortization	(7,249)	(7,054)
	10,150	9,358
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	129,656	128,030
Less accumulated amortization	(53,766)	(52,329)
	75,890	75,701
Deferred financing and leasing costs, net	$86,040	$85,059

Liabilities:
Acquisition-related intangible liabilities (in accounts payable, accrued expenses and other liabilities)	$709	$658
Less accumulated amortization	(201)	(125)
	$508	$533

The following table sets forth amortization of intangible assets and liabilities:

	Three Months Ended March 31,
	2011	2010
Amortization of deferred financing costs	$821	$835
Amortization of acquisition-related intangible assets (in depreciation and amortization)	$4,356	$3,766
Amortization of lease incentives (in rental and other revenues)	$338	$261
Amortization of acquisition-related intangible assets and liabilities (in rental and other revenues)	$161	$40

The following table sets forth scheduled future amortization of intangible assets and liabilities:

	Amortization of Deferred Financing Costs	Amortization of Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets and Liabilities (in Rental and Other Revenues)
April 1, 2011 through December 31, 2011	$2,546	$12,632	$864	$461
2012	3,092	14,302	1,056	533
2013	1,484	11,475	898	377
2014	1,098	8,812	739	285
2015	1,098	6,457	529	182
Thereafter	832	13,494	1,813	473
	$10,150	$67,172	$5,899	$2,311

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Intangible Assets and Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, acquisition-related intangible assets (in depreciation and amortization), lease incentives and acquisition-related intangible assets and liabilities (in rental and other revenues) were 3.5 years, 6.1 years, 7.9 years and 6.5 years, respectively, as of March 31, 2011.

5.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	March 31, 2011	December 31, 2010
Secured indebtedness	$751,501	$754,399
Unsecured indebtedness	801,076	768,546
Total mortgages and notes payable	$1,552,577	$1,522,945

At March 31, 2011, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts and $33.0 million outstanding under our revolving credit facility at March 31, 2011 and April 25, 2011, respectively. At March 31, 2011 and April 25, 2011, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2011 and April 25, 2011 was $399.5 million and $366.5 million, respectively.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at March 31, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at both March 31, 2011 and April 25, 2011.

In the first quarter of 2011, we obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The proceeds were used to pay off at maturity a $137.5 million unsecured bank term loan bearing interest of LIBOR plus 110 basis points, pay off amounts then outstanding under our revolving credit facility and for general corporate purposes.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

6.      Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At March 31, 2011, noncontrolling interests in consolidated affiliates, a component of equity, relates to our joint venture partner’s 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

We had no Level 2 assets or liabilities at March 31, 2011 and December 31, 2010.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 asset is our tax increment financing bond, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

	March 31, 2011	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$4,100	$4,100	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,564	—	15,564
Total Assets	$19,664	$4,100	$15,564

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,100	$4,100	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Disclosure About Fair Value of Financial Instruments – Continued

	December 31, 2010	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

The following table sets forth our Level 3 asset:

	Three Months Ended March 31,
	2011	2010
Asset:
Tax Increment Financing Bond
Beginning balance	$15,699	$16,871
Unrealized gain/(loss) (in AOCL)	(135)	219
Ending balance	$15,564	$17,090

We own a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at March 31, 2011 was $2.7 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or $0.7 million higher, respectively, as of March 31, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in each of the three months ended March 31, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere:

	Carrying Amount	Fair Value
March 31, 2011
Mortgages and notes receivable	$18,911	$19,068
Mortgages and notes payable	$1,552,577	$1,638,968
Financing obligations	$33,040	$21,632

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations	$33,114	$23,880

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

8.      Share-Based Payments

During the three months ended March 31, 2011, the Company granted 146,581 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.47. During the three months ended March 31, 2011, the Company also granted 69,640 shares of time-based restricted stock and 57,386 shares of total return-based restricted stock with weighted average grant date fair values per share of $33.72 and $41.02, respectively. We recorded stock-based compensation expense of $2.0 million and $2.1 million during the three months ended March 31, 2011 and 2010, respectively. At March 31, 2011, there was $9.1 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining contractual term of 2.9 years.

9.      Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2011	2010
Net income	$12,451	$12,088
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	(135)	219
Amortization of settled cash-flow hedges	(29)	239
Total other comprehensive income/(loss)	(164)	458
Total comprehensive income	$12,287	$12,546

The following table sets forth the components of AOCL:

	March 31, 2011	December 31, 2010
Tax increment financing bond	$2,678	$2,543
Settled cash-flow hedges	1,134	1,105
Total accumulated other comprehensive loss	$3,812	$3,648

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

10.    Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended March 31,
	2011	2010
Rental and other revenues	$—	$779
Operating expenses:	—
Rental property and other expenses	—	382
Depreciation and amortization	—	183
Total operating expenses	—	565
Income from discontinued operations	—	214
Net gains on disposition of discontinued operations	—	174
Total discontinued operations	$—	$388

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	March 31, 2011	December 31, 2010
Assets:
Buildings and tenant improvements	$20	$20
Land held for development	1,800	1,800
Net real estate assets	1,820	1,820
Prepaid expenses and other assets	43	32
Real estate and other assets, net, held for sale	$1,863	$1,852

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.    Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended March 31,
	2011	2010
Earnings per Common Unit – basic:
Numerator:
Income from continuing operations	$12,451	$11,700
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(123)	(214)
Distributions on Preferred Units	(1,677)	(1,677)
Income from continuing operations available for common unitholders	10,651	9,809
Income from discontinued operations available for common unitholders	—	388
Net income available for common unitholders	$10,651	$10,197
Denominator:
Denominator for basic earnings per Common Unit – weighted average units (1) (2)	75,198	74,824
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.14	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.14	$0.14
Earnings per Common Unit – diluted:
Numerator:
Income from continuing operations	$12,451	$11,700
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(123)	(214)
Distributions on Preferred Units	(1,677)	(1,677)
Income from continuing operations available for common unitholders	10,651	9,809
Income from discontinued operations available for common unitholders	—	388
Net income available for common unitholders	$10,651	$10,197
Denominator:
Denominator for basic earnings per Common Unit –weighted average units (1) (2)	75,198	74,824
Add:
Stock options using the treasury method	185	164
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,383	74,988
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.14	$0.13
Income from discontinued operations available for common unitholders	—	0.01
Net income available for common unitholders	$0.14	$0.14
__________

(1)
Options aggregating approximately 0.3 million and options and warrants aggregating approximately 0.7 million shares were outstanding during the three months ended March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the impact of including such shares would be anti-dilutive.

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

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.    Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended March 31,
	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$11,903	$12,133
Greenville, SC	3,506	3,677
Kansas City, MO	3,657	3,708
Memphis, TN	10,103	7,868
Nashville, TN	14,617	15,115
Orlando, FL	2,318	3,006
Piedmont Triad, NC	5,973	5,943
Raleigh, NC	19,324	18,805
Richmond, VA	11,380	11,794
Tampa, FL	16,794	17,942
Total Office Segment	99,575	99,991
Industrial:
Atlanta, GA	3,935	3,975
Piedmont Triad, NC	2,977	3,021
Total Industrial Segment	6,912	6,996
Retail:
Kansas City, MO	8,898	7,688
Total Retail Segment	8,898	7,688
Residential:
Kansas City, MO	207	379
Total Residential Segment	207	379
Total Rental and Other Revenues	$115,592	$115,054

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.    Segment Information – Continued

	Three Months Ended March 31,
	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$7,481	$7,668
Greenville, SC	2,071	2,291
Kansas City, MO	2,111	2,223
Memphis, TN	5,749	5,301
Nashville, TN	9,634	9,912
Orlando, FL	1,165	1,621
Piedmont Triad, NC	4,021	3,652
Raleigh, NC	13,180	12,684
Richmond, VA	7,846	7,986
Tampa, FL	10,371	10,866
Total Office Segment	63,629	64,204
Industrial:
Atlanta, GA	2,834	2,782
Piedmont Triad, NC	2,219	2,057
Total Industrial Segment	5,053	4,839
Retail:
Kansas City, MO	5,278	4,378
Total Retail Segment	5,278	4,378
Residential:
Kansas City, MO	104	238
Total Residential Segment	104	238
Total Net Operating Income	74,064	73,659
Reconciliation to income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,812)	(32,729)
General and administrative expense	(7,644)	(8,827)
Interest expense	(23,543)	(23,113)
Interest and other income	1,873	1,700
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,938	$10,690
__________

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.    Subsequent Events

On April 1, 2011, we repaid the remaining $10.0 million of a three-year unsecured term loan. We incurred no penalties related to this early repayment.

On April 1, 2011, we provided a one-year $38.3 million interest only secured loan to an unconsolidated joint venture, which was used to repay a secured loan to a third party lender at maturity. The new loan bears interest at LIBOR plus 500 basis points, but may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay this loan.

On April 6, 2011, we acquired a 48,000 square foot medical office property in Raleigh, NC for an investment of approximately $9.0 million in cash and incurred $0.1 million of acquisition-related costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. At March 31, 2011, we owned or had an interest in 329 in-service office, industrial and retail properties, encompassing approximately 32.4 million square feet, which includes three completed but not yet stabilized office properties aggregating 325,000 square feet, one office property under development aggregating 171,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements); 24 for-sale residential condominiums and 96 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in “Item 1A. Business – Risk Factors” set forth in our 2010 Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues. During the first quarter of 2011, we leased 866,000 square feet of second generation office space with a weighted average term of 5.1 years. On average, tenant improvements for such leases were $10.00 per square foot, lease commissions were $2.55 per square foot and rent concessions were $0.55 per square foot. GAAP base rents under such leases were $19.87 per square foot, or 1.5% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. Currently, no customer accounts for more than 3% of our annualized revenues other than the federal government, which accounts for 9.6% of our annualized revenues, and AT&T, which accounts for 3.6% of our annualized revenues.

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

We anticipate commencing up to $200.0 million of new development in the remainder of 2011. Any such projects would not be placed in service until 2012 or beyond. We also anticipate acquiring up to $200.0 million of new properties and selling up to $75.0 million of non-core properties in the remainder of 2011. We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of March 31, 2011, our mortgages and notes payable represented 46.2% of the undepreciated book value of our real estate assets. We expect this ratio to remain under 50% during the remainder of 2011.

Results of Operations

Results for the three months ended March 31, 2010 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to that date which required discontinued operations presentation.

Three Months Ended March 31, 2011 and 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were 0.5% higher in the first three months of 2011 compared to the first three months of 2010 primarily due to a $2.1 million increase from the acquisition of an office property in Memphis, TN in the third quarter of 2010, partly offset by a $1.7 million decrease from our same property portfolio (those assets owned from January 1, 2010 to March 31, 2011). The decrease in revenues from our same property portfolio was due primarily to a negative true-up of prior year’s cost recovery income accrual, resulting from recently completing the final 2010 billings, partly offset by a modest improvement in same property occupancy to 90.3% as of March 31, 2011 from 89.9% as of March 31, 2010. We expect rental and other revenues for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2010 primarily due to slightly higher average occupancy and higher termination fees.

Operating Expenses

Rental property and other expenses were relatively unchanged in the first three months of 2011 compared to the first three months of 2010 primarily due to a $1.0 million increase from our recent acquisition in Memphis, TN, offset by lower expenses from management’s continuing efforts to reduce operating expenses in our same property portfolio. Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was slightly higher at 64.2% in the first three months of 2011 compared to 63.7% in the first three months of 2010. We expect rental property and other expenses for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be slightly higher compared to the same period in 2010 primarily due to higher utility and repairs and maintenance costs.

Depreciation and amortization was 3.3% higher in the first three months of 2011 compared to the first three months of 2010 primarily due to our recent acquisition in Memphis, TN. We expect depreciation expense for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be slightly higher compared to the same period in 2010 primarily due to the same reason.

General and administrative expenses were 8.4% lower in the first three months of 2011 compared to the first three months of 2010 primarily due to lower incentive compensation. We expect general and administrative expenses for the remainder of 2011, adjusted for changes in the value of marketable securities held under our deferred compensation plan, to be lower than the same period in 2010 primarily due to lower incentive compensation and management’s continuing efforts to reduce general and administrative expenses.

Interest Expense

Interest expense was 1.9% higher in the first three months of 2011 compared to the first three months of 2010 primarily due to higher average debt balances from the assumption of debt in our recent acquisition in Memphis, TN. We expect interest expense for the remainder of 2011, adjusted for any additional acquisition activity, to be higher than the same period in 2010 primarily due to higher average debt balances from the net proceeds of our new $200.0 million bank term loan and less capitalized interest from reduced development activity.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Net cash provided by operating activities	$28,484	$39,750	$(11,266)
Net cash used in investing activities	(14,240)	(13,522)	(718)
Net cash provided by/(used in) financing activities	2,360	(35,589)	37,949
Total net cash flows	$16,604	$(9,361)	$25,965

In calculating net cash flow provided by operating activities, depreciation and amortization, which are non-cash expenses, are added back to net income. As a result, we have historically generated a positive amount of cash from operating activities. From period to period, cash flow from operations depends primarily upon changes in our net income, as discussed more fully above under “Results of Operations,” changes in receivables and payables, and net additions or decreases in our overall portfolio, which affect the amount of depreciation and amortization expense.

Net cash used in investing activities generally relates to capitalized costs incurred for leasing and major building improvements and our acquisition, development, disposition and joint venture capital activity. During periods of significant net acquisition and/or development activity, our cash used in such investing activities will generally exceed cash provided by investing activities, which typically consists of cash received upon the sale of properties and distributions of capital from our joint ventures.

Net cash provided by/(used in) financing activities generally relates to distributions, incurrence and repayment of debt, and issuances, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we may record significant repayments and borrowings under our revolving credit facility.

The change in net cash provided by operating activities in the first three months of 2011 compared to the same period in 2010 was due primarily to lower cash rents and termination fees and a reduction in accounts payable, partly offset by lower incentive compensation.

Net cash used in investing activities was relatively unchanged in the first three months of 2011 compared to the same period in 2010.

The change in net cash provided by/(used in) financing activities in the first three months of 2011 compared to the same period in 2010 was due primarily to higher stock option exercises and net borrowings from our new $200.0 million bank term loan.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	March 31, 2011	December 31, 2010
Mortgages and notes payable, at recorded book value	$1,552,577	$1,522,945
Financing obligations	$33,040	$33,114
Preferred Stock, at liquidation value	$81,592	$81,592

Common Stock outstanding	72,130	71,690
Common Units outstanding (not owned by the Company)	3,788	3,794

Per share stock price at period end	$35.01	$31.85
Market value of Common Stock and Common Units	$2,657,889	$2,404,165
Total market capitalization with debt and obligations	$4,325,098	$4,041,816

At March 31, 2011, our mortgages and notes payable represented 35.9% of our total market capitalization and were comprised of $751.5 million of secured indebtedness with a weighted average interest rate of 6.14% and $801.1 million of unsecured indebtedness with a weighted average interest rate of 5.39%. Also, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility and secured construction credit facility (which had $366.5 million and $17.9 million of availability, respectively, at April 25, 2011). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

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

Financing Activity

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There were no amounts and $33.0 million outstanding under our revolving credit facility at March 31, 2011 and April 25, 2011, respectively. At March 31, 2011 and April 25, 2011, we had $0.5 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at March 31, 2011 and April 25, 2011 was $399.5 million and $366.5 million, respectively.

Our $70.0 million secured construction facility, of which $52.1 million was outstanding at March 31, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. This facility had $17.9 million of availability at both March 31, 2011 and April 25, 2011.

We regularly evaluate the financial condition of the lenders that participate in our credit facilities using publicly available information. Based on this review, we currently expect our lenders, which are major financial institutions, to perform their obligations under our existing facilities.

In the first quarter of 2011, we obtained a $200.0 million, five-year unsecured bank term loan bearing interest of LIBOR plus 220 basis points. The proceeds were used to pay off at maturity a $137.5 million unsecured bank term loan bearing interest of LIBOR plus 110 basis points, pay off amounts then outstanding under our revolving credit facility and for general corporate purposes.

Recent Developments

On April 1, 2011, we repaid the remaining $10.0 million of a three-year unsecured term loan. We incurred no penalties related to this early repayment.

On April 1, 2011, we provided a one-year $38.3 million interest only secured loan to an unconsolidated joint venture, which was used to repay a secured loan to a third party lender at maturity. The new loan bears interest at LIBOR plus 500 basis points, but may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay this loan.

On April 6, 2011, we acquired a 48,000 square foot medical office property in Raleigh, NC for an investment of approximately $9.0 million in cash and incurred $0.1 million of acquisition-related costs.

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

Our revolving credit facility and bank term loans require us to comply with customary operating covenants and various financial requirements. Upon an event of default on the revolving credit facility, the lenders having at least 66.7% of the total commitments under the revolving credit facility can accelerate all borrowings then outstanding, and we could be prohibited from borrowing any further amounts under our revolving credit facility, which would adversely affect our ability to fund our operations.

The Operating Partnership has $391.1 million carrying amount of 2017 bonds outstanding and $200.0 million carrying amount of 2018 bonds outstanding. The indenture that governs these outstanding notes requires us to comply with customary operating covenants and various financial ratios. The trustee or the holders of at least 25% in principal amount of either series of bonds can accelerate the principal amount of such series upon written notice of a default that remains uncured after 60 days.

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

Off Balance Sheet Arrangements

There were no significant changes to our off balance sheet arrangements in the three months ended March 31, 2011. For information regarding our off balance sheet arrangements at December 31, 2010, see Note 9 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

Interest Rate Hedging Activities

We borrow funds at a combination of fixed and variable rates. Borrowings under our revolving credit facility, construction facility and bank term loans bear interest at variable rates. Our long-term debt, which consists of secured and unsecured long-term financings and the issuance of unsecured debt securities, typically bears interest at fixed rates although some loans bear interest at variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we enter into interest rate hedge contracts such as collars, swaps, caps and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not hold or issue these derivative contracts for trading or speculative purposes. The interest rate on all of our variable rate debt is generally adjusted at one or three month intervals, subject to settlements under these interest rate hedge contracts. We also enter into treasury lock or similar agreements from time to time in order to limit our exposure to an increase in interest rates with respect to future debt offerings. We had no outstanding interest rate hedge contracts at March 31, 2011.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the three months ended March 31, 2011. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K.

Non-GAAP Information

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

The Company’s presentation of FFO is consistent with FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), which is calculated as follows:

•	Net income/(loss) computed in accordance with GAAP;

•	Less dividends to holders of Preferred Stock and less excess of Preferred Stock redemption cost over carrying value;

•	Less net income attributable to noncontrolling interests in consolidated affiliates;

•	Plus depreciation and amortization of real estate assets;

•	Less gains, or plus losses, from sales of depreciable operating properties (but excluding impairment losses) and excluding items that are classified as extraordinary items under GAAP;

•	Plus or minus adjustments for unconsolidated partnerships and joint ventures (to reflect funds from operations on the same basis); and

•	Plus or minus adjustments for depreciation and amortization and gains/(losses) on sales and noncontrolling interests in consolidated affiliates related to discontinued operations.

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

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2011		2010
	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$12,443		$12,082
Net (income) attributable to noncontrolling interests in the Operating Partnership	(507)		(520)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(123)		(214)
Dividends on preferred stock	(1,677)		(1,677)
Net income available for common stockholders	10,136	$0.14	9,671	$0.14
Add/(deduct):
Depreciation and amortization of real estate assets	33,378	0.44	32,309	0.43
(Gains) on disposition of depreciable properties	—	—	(19)	—
Net income attributable to noncontrolling interests in the Operating Partnership	507	—	520	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,093	0.03	3,341	0.04
Discontinued operations:
Depreciation and amortization of real estate assets	—	—	183	—
(Gains) on disposition of depreciable properties	—	—	(174)	—
Funds from operations	$46,114	$0.61	$45,831	$0.61

Weighted average shares outstanding (1)	75,792		75,397
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are beneficial to management and investors and are important indicators of the performance of any equity REIT. Management believes that NOI is a useful supplemental measure of the Company’s property operating performance because it provides a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines same property NOI as NOI for the Company’s in-service properties that were wholly-owned during the entirety of the periods presented (from January 1, 2010 to March 31, 2011). Other REITs may use different methodologies to calculate NOI and same property NOI and accordingly the Company’s NOI and same property NOI may not be comparable to other REITs.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended March 31,
	2011	2010
Income from continuing operations before disposition of property and condominiums and equity in earnings of unconsolidated affiliates	$10,938	$10,690
Other income	(1,873)	(1,700)
Interest expense	23,543	23,113
General and administrative expense	7,793	8,507
Depreciation and amortization expense	33,812	32,729
Net operating income from continuing operations	74,213	73,339
Less – non same property and other net operating income	3,751	1,911
Total same property net operating income from continuing operations	$70,462	$71,428

Rental and other revenues	$115,592	$115,054
Rental property and other expenses	41,379	41,715
Total net operating income from continuing operations	74,213	73,339
Less – non same property and other net operating income	3,751	1,911
Total same property net operating income from continuing operations	$70,462	$71,428

Total same property net operating income from continuing operations	$70,462	$71,428
Less – straight line rent and lease termination fees	3,407	1,326
Same property cash net operating income from continuing operations	$67,055	$70,102

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information about our market risk as of December 31, 2010, see “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the first quarter of 2011, the Company issued an aggregate of 5,641 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5.  EXHIBITS

Exhibit Number	Description

10.1
Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

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

Date: May 2, 2011