Form 10-Q
period 2011-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2011-07-29
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 72,399,428 shares of Common Stock outstanding as of July 20, 2011.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2011

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

Certain information contained herein is presented as of July 20, 2011, the latest practicable date prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$345,791	$345,088
Buildings and tenant improvements	2,886,871	2,883,092
Development in process	13,317	4,524
Land held for development	106,871	107,101
	3,352,850	3,339,805
Less-accumulated depreciation	(863,730)	(830,153)
Net real estate assets	2,489,120	2,509,652
For-sale residential condominiums	5,840	8,225
Real estate and other assets, net, held for sale	11,609	13,607
Cash and cash equivalents	9,239	14,206
Restricted cash	7,619	4,399
Accounts receivable, net of allowance of $3,470 and $3,595, respectively	22,952	20,716
Mortgages and notes receivable, net of allowance of $617 and $868, respectively	18,809	19,044
Accrued straight-line rents receivable, net of allowance of $1,360 and $2,209, respectively	99,466	93,178
Investment in and advances to unconsolidated affiliates	103,025	63,607
Deferred financing and leasing costs, net of accumulated amortization of $62,542 and $59,360, respectively	85,168	85,001
Prepaid expenses and other assets	36,633	40,200
Total Assets	$2,889,480	$2,871,835

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,615,068	$1,522,945
Accounts payable, accrued expenses and other liabilities	106,105	106,716
Financing obligations	32,869	33,114
Total Liabilities	1,754,042	1,662,775
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	125,075	120,838
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,087 and 29,092 shares issued and outstanding, respectively	29,087	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 0 and 2,100,000 shares issued and outstanding, respectively	—	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
72,399,428 and 71,690,487 shares issued and outstanding, respectively	724	717
Additional paid-in capital	1,782,889	1,766,886
Distributions in excess of net income available for common stockholders	(802,606)	(761,785)
Accumulated other comprehensive loss	(4,177)	(3,648)
Total Stockholders’ Equity	1,005,917	1,083,762
Noncontrolling interests in consolidated affiliates	4,446	4,460
Total Equity	1,010,363	1,088,222
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$2,889,480	$2,871,835

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and other revenues	$117,057	$113,765	$232,036	$228,268
Operating expenses:
Rental property and other expenses	41,143	38,143	82,341	79,647
Depreciation and amortization	33,430	33,260	67,147	65,898
General and administrative	7,978	6,980	15,771	15,487
Total operating expenses	82,551	78,383	165,259	161,032
Interest expense:
Contractual	22,940	21,705	45,371	43,507
Amortization of deferred financing costs	821	835	1,642	1,670
Financing obligations	146	394	437	870
	23,907	22,934	47,450	46,047
Other income:
Interest and other income	1,899	965	3,772	2,665
Loss on debt extinguishment	(24)	—	(24)	—
	1,875	965	3,748	2,665
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	12,474	13,413	23,075	23,854
Gains on disposition of property	200	17	200	36
Gains on disposition of for-sale residential condominiums	116	163	154	353
Gains on disposition of investment in unconsolidated affiliates	—	25,330	—	25,330
Equity in earnings of unconsolidated affiliates	1,353	888	2,820	1,683
Income from continuing operations	14,143	39,811	26,249	51,256
Discontinued operations:
Income from discontinued operations	291	498	628	961
Net losses on disposition of discontinued operations	—	(260)	—	(86)
	291	238	628	875
Net income	14,434	40,049	26,877	52,131
Net (income) attributable to noncontrolling interests in the Operating Partnership	(623)	(1,933)	(1,130)	(2,453)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(182)	(215)	(305)	(429)
Dividends on Preferred Stock	(1,622)	(1,677)	(3,299)	(3,354)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)	—	(1,895)	—
Net income available for common stockholders	$10,112	$36,224	$20,248	$45,895
Earnings per Common Share - basic:
Income from continuing operations available for common stockholders	$0.14	$0.51	$0.27	$0.63
Income from discontinued operations available for common stockholders	—	—	0.01	0.01
Net income available for common stockholders	$0.14	$0.51	$0.28	$0.64
Weighted average Common Shares outstanding - basic	72,211	71,601	72,015	71,508
Earnings per Common Share - diluted:
Income from continuing operations available for common stockholders	$0.14	$0.50	$0.27	$0.63
Income from discontinued operations available for common stockholders	—	—	0.01	0.01
Net income available for common stockholders	$0.14	$0.50	$0.28	$0.64
Weighted average Common Shares outstanding - diluted	76,197	75,607	75,987	75,504
Dividends declared per Common Share	$0.425	$0.425	$0.850	$0.850
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$9,836	$35,998	$19,652	$45,064
Income from discontinued operations available for common stockholders	276	226	596	831
Net income available for common stockholders	$10,112	$36,224	$20,248	$45,895

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

Six Months Ended June 30, 2011 and 2010

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	556,652	6	—	—	16,978	—	—	—	16,984
Conversion of Common Units to Common Stock	18,737	—	—	—	635	—	—	—	635
Dividends on Common Stock	—	—	—	—	—	—	—	(61,069)	(61,069)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,299)	(3,299)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	(6,957)	—	—	—	(6,957)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(319)	—	(319)
Issuances of restricted stock, net	133,552	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(5)	(52,500)	1,895	—	—	(1,895)	(52,505)
Share-based compensation expense	—	1	—	—	3,452	—	—	—	3,453
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(1,130)	(1,130)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	305	(305)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	26,877	26,877
Other comprehensive loss	—	—	—	—	—	(529)	—	—	(529)
Total comprehensive income									26,348
Balance at June 30, 2011	72,399,428	$724	$29,087	$—	$1,782,889	$(4,177)	$4,446	$(802,606)	$1,010,363

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non-Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	71,568	1	—	—	1,061	—	—	—	1,062
Conversion of Common Units to Common Stock	93,971	1	—	—	2,957	—	—	—	2,958
Dividends on Common Stock	—	—	—	—	—	—	—	(60,753)	(60,753)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,354)	(3,354)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	20,612	—	—	—	20,612
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(324)	—	(324)
Issuances of restricted stock, net	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	1	—	—	3,496	—	—	—	3,497
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,453)	(2,453)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	429	(429)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	52,131	52,131
Other comprehensive income	—	—	—	—	—	536	—	—	536
Total comprehensive income									52,667
Balance at June 30, 2010	71,614,985	$716	$29,092	$52,500	$1,779,524	$(3,275)	$5,288	$(716,790)	$1,147,055

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$26,877	$52,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,274	66,447
Amortization of lease incentives and acquisition-related intangible assets and liabilities	968	537
Share-based compensation expense	3,453	3,497
Allowance for losses on accounts and accrued straight-line rents receivable	1,029	2,636
Amortization of deferred financing costs	1,642	1,670
Amortization of settled cash-flow hedges	(58)	287
Loss on debt extinguishment	24	—
Net (gains)/losses on disposition of property	(200)	50
Gains on disposition of for-sale residential condominiums	(154)	(353)
Gains on disposition of investment in unconsolidated affiliates	—	(25,330)
Equity in earnings of unconsolidated affiliates	(2,820)	(1,683)
Changes in financing obligations	(245)	81
Distributions of earnings from unconsolidated affiliates	2,162	1,717
Changes in operating assets and liabilities:
Accounts receivable	(1,821)	(1,430)
Prepaid expenses and other assets	(644)	1,734
Accrued straight-line rents receivable	(6,098)	(5,296)
Accounts payable, accrued expenses and other liabilities	(3,794)	3,352
Net cash provided by operating activities	87,595	100,047
Investing activities:
Additions to real estate assets and deferred leasing costs	(44,447)	(38,292)
Net proceeds from disposition of real estate assets	2,063	6,801
Net proceeds from disposition of for-sale residential condominiums	2,401	3,186
Proceeds from disposition of investment in unconsolidated affiliates	—	15,000
Distributions of capital from unconsolidated affiliates	632	1,106
Repayments of mortgages and notes receivable	235	29
Investment in and advances to unconsolidated affiliates	(39,402)	(303)
Changes in restricted cash and other investing activities	(395)	(3,178)
Net cash used in investing activities	(78,913)	(15,651)
Financing activities:
Dividends on Common Stock	(61,069)	(60,753)
Redemptions/repurchases of Preferred Stock	(52,505)	—
Dividends on Preferred Stock	(3,299)	(3,354)
Distributions to noncontrolling interests in the Operating Partnership	(3,215)	(3,243)
Distributions to noncontrolling interests in consolidated affiliates	(319)	(324)
Net proceeds from the issuance of Common Stock	16,984	1,062
Borrowings on revolving credit facility	124,700	4,000
Repayments of revolving credit facility	(79,300)	(4,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(153,522)	(5,452)
Additions to deferred financing costs and other financing activities	(2,104)	(188)
Net cash used in financing activities	(13,649)	(72,252)
Net increase/(decrease) in cash and cash equivalents	(4,967)	12,144
Cash and cash equivalents at beginning of the period	14,206	23,699
Cash and cash equivalents at end of the period	$9,239	$35,843

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$44,948	$43,204

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2011	2010
Conversion of Common Units to Common Stock	$635	$2,958
Change in accrued capital expenditures	$1,525	$(2,294)
Write-off of fully depreciated real estate assets	$23,352	$24,273
Write-off of fully amortized deferred financing and leasing costs	$8,247	$7,963
Unrealized gains on marketable securities of non-qualified deferred compensation plan	$210	$174
Settlement of financing obligation	$—	$4,184
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$6,957	$(20,612)
Unrealized gain/(loss) on tax increment financing bond	$(471)	$146
Mortgages receivable from seller financing	$—	$17,030

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements

June 30, 2011

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At June 30, 2011, the Company and/or the Operating Partnership wholly owned: 296 in-service office, industrial and retail properties, comprising 27.3 million square feet; 96 rental residential units; 19 for-sale residential condominiums; 603 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional office property that is considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At June 30, 2011, the Company owned all of the Preferred Units and 72.0 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2011, the Company redeemed 18,737 Common Units for a like number of shares of Common Stock.

Common Stock Offering

In the second quarter of 2011, we entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $150.0 million. During the second quarter of 2011, we issued 236,000 shares of Common Stock under these agreements at an average price of $35.62 per share raising net proceeds, after sales commissions and expenses, of $8.3 million.

Preferred Stock Retirements

In the second quarter of 2011, we redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Shares for an aggregate redemption price of $52.5 million, excluding accrued dividends. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders in the second quarter of 2011.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Balance Sheet at December 31, 2010 was revised from previously reported amounts to reflect those properties which required held for sale presentation. Our Consolidated Statements of Income for the three and six months ended June 30, 2010 were revised from previously reported amounts to reflect those properties sold or held for sale which required discontinued operations presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At June 30, 2011 and December 31, 2010, we were not involved with any entities that were determined to be variable interest entities.

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

Recently Issued Accounting Standards

Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we will be required to enhance our disclosure of assets and liabilities measured at fair value. This includes disclosing any significant transfers between Levels 1 and 2 of the fair value hierarchy, additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy and the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but is disclosed in our Notes to Consolidated Financial Statements. Additionally, we will be required to present comprehensive income on the face of our Consolidated Statements of Income, which previously has been disclosed in our Notes to Consolidated Financial Statements.

2.      Real Estate Assets

Acquisitions

During the second quarter of 2011, we acquired a 48,000 square foot medical office property in Raleigh, NC for approximately $9.0 million in cash and incurred $0.1 million of acquisition-related costs.

3.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	June 30, 2011	December 31, 2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	2,246	2,732
Less allowance	(617)	(868)
	1,629	1,864
Mortgages and notes receivable, net	$18,809	$19,044

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Mortgages and Notes Receivable - Continued

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning notes receivable allowance	$497	$732	$868	$698
Bad debt expense	162	25	184	88
Write-offs	—	(5)	(364)	(5)
Recoveries/other	(42)	19	(71)	(10)
Total notes receivable allowance	$617	$771	$617	$771

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in the second quarter of 2010. As of June 30, 2011, the interest payments on both mortgages receivable were current and there were no indications of impairment on the receivables.

4.      Investment in and Advances to Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties and a debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income Statements:
Revenues	$24,779	$31,714	$49,996	$67,302
Expenses:
Rental property and other expenses	10,774	15,632	22,771	32,799
Depreciation and amortization	6,295	7,778	12,911	17,378
Interest expense	5,858	7,233	11,865	15,798
Total expenses	22,927	30,643	47,547	65,975
Net income	$1,852	$1,071	$2,449	$1,327
Our share of:
Depreciation and amortization of real estate assets	$2,033	$2,737	$4,126	$6,078
Interest expense	$2,033	$2,755	$4,194	$6,178
Net income	$749	$308	$1,670	$520

Our share of net income	$749	$308	$1,670	$520
Purchase accounting and management, leasing and other fees adjustments	604	580	1,150	1,163
Equity in earnings of unconsolidated affiliates	$1,353	$888	$2,820	$1,683

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

4.      Investment in and Advances to Unconsolidated Affiliates - Continued

In the second quarter of 2011, we provided a one-year $38.3 million interest-only secured loan to an unconsolidated joint venture, which was used to repay a secured loan before maturity to a third party lender. The loan bears interest at LIBOR plus 500 basis points, which may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay the loan.

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. For information regarding this sale, see Note 3 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

5.      Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	June 30, 2011	December 31, 2010
Assets:
Deferred financing costs	$17,295	$16,412
Less accumulated amortization	(7,996)	(7,054)
	9,299	9,358
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	130,415	127,949
Less accumulated amortization	(54,546)	(52,306)
	75,869	75,643
Deferred financing and leasing costs, net	$85,168	$85,001

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related intangible liabilities	$720	$658
Less accumulated amortization	(226)	(125)
	$494	$533

The following table sets forth amortization of intangible assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of deferred financing costs	$821	$835	$1,642	$1,670
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$4,401	$3,817	$8,757	$7,583
Amortization of lease incentives (in rental and other revenues)	$303	$276	$641	$537
Amortization of acquisition-related intangible assets and liabilities (in rental and other revenues)	$166	$36	$327	$76

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Intangible Assets and Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets and Liabilities (in Rental and Other Revenues)
July 1, 2011 through December 31, 2011	$1,724	$8,653	$613	$320
2012	3,093	15,087	1,141	561
2013	1,486	12,106	983	390
2014	1,098	9,398	819	298
2015	1,098	6,966	603	188
Thereafter	800	14,690	2,088	471
	$9,299	$66,900	$6,247	$2,228

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues) and acquisition-related intangible assets and liabilities (in rental and other revenues) were 3.3 years, 6.1 years, 7.9 years and 6.3 years, respectively, as of June 30, 2011.

In connection with the acquisition of a medical office property in Raleigh, NC in the second quarter of 2011, we recorded $0.1 million of above market lease intangible assets and $0.9 million of in-place lease intangible assets with weighted average amortization periods of 3.0 years each at the date of the acquisition.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

6.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	June 30, 2011	December 31, 2010
Secured indebtedness	$748,563	$754,399
Unsecured indebtedness	866,505	768,546
Total mortgages and notes payable	$1,615,068	$1,522,945

At June 30, 2011, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There was $75.4 million and $77.0 million outstanding under our revolving credit facility at June 30, 2011 and July 20, 2011, respectively. At both June 30, 2011 and July 20, 2011, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2011 and July 20, 2011 was $324.4 million and $322.8 million, respectively.

Our secured construction facility, which has $52.1 million outstanding at June 30, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. During the second quarter of 2011, we exercised our right to reduce the borrowing capacity of this facility to $52.1 million.

In the second quarter of 2011, we repaid the remaining $10.0 million of a three-year unsecured term loan before maturity. We incurred no penalties related to this repayment.

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

(tabular dollar amounts in thousands, except per share data)

7.      Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. The following table sets forth noncontrolling interests in the Operating Partnership:

	Six Months Ended June 30,
	2011	2010
Beginning noncontrolling interests in the Operating Partnership	$120,838	$129,769
Adjustments of noncontrolling interests in the Operating Partnership to fair value	6,957	(20,612)
Conversion of Common Units to Common Stock	(635)	(2,958)
Net income attributable to noncontrolling interests in the Operating Partnership	1,130	2,453
Distributions to noncontrolling interests in the Operating Partnership	(3,215)	(3,243)
Total noncontrolling interests in the Operating Partnership	$125,075	$105,409

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available for common stockholders	$10,112	$36,224	$20,248	$45,895
Increase in additional paid in capital from conversion of Common Units to Common Stock	449	33	635	2,957
Change in equity from net income available for common stockholders and conversion of Common Units to Common Stock	$10,561	$36,257	$20,883	$48,852

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2011, noncontrolling interests in consolidated affiliates relates to our joint venture partner’s 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

We had no Level 2 assets or liabilities at both June 30, 2011 and December 31, 2010.

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

	June 30, 2011	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,876	$3,876	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,228	—	15,228
Total Assets	$19,104	$3,876	$15,228

Noncontrolling Interests in the Operating Partnership	$125,075	$125,075	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$3,876	$3,876	$—

	December 31, 2010	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Noncontrolling Interests in the Operating Partnership	$120,838	$120,838	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth our Level 3 asset:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asset:
Tax Increment Financing Bond
Beginning balance	$15,564	$17,090	$15,699	$16,871
Unrealized gain/(loss) (in AOCL)	(336)	(73)	(471)	146
Ending balance	$15,228	$17,017	$15,228	$17,017

We own a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2011 was $3.0 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or higher, respectively, as of June 30, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and six months ended June 30, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere in this Quarterly Report on Form 10-Q:

	Carrying Amount	Fair Value
June 30, 2011
Mortgages and notes receivable	$18,809	$19,141
Mortgages and notes payable	$1,615,068	$1,725,186
Financing obligations	$32,869	$20,852

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations	$33,114	$23,880

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

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Share-Based Payments

During the six months ended June 30, 2011, we granted 146,581 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.47. During the six months ended June 30, 2011, we also granted 76,166 shares of time-based restricted stock and 57,386 shares of total return-based restricted stock with weighted average grant date fair values per share of $33.74 and $41.02, respectively. We recorded stock-based compensation expense of $1.4 million each during the three months ended June 30, 2011 and 2010, and $3.5 million each during the six months ended June 30, 2011 and 2010. At June 30, 2011, there was $7.9 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining service period of 2.4 years.

10.           Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$14,434	$40,049	$26,877	$52,131
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	(336)	(73)	(471)	146
Amortization of settled cash-flow hedges	(29)	48	(58)	287
Sale of cash-flow hedge related to disposition of investment in unconsolidated affiliate	—	103	—	103
Total other comprehensive income/(loss)	(365)	78	(529)	536
Total comprehensive income	$14,069	$40,127	$26,348	$52,667

The following table sets forth the components of AOCL:

	June 30, 2011	December 31, 2010
Tax increment financing bond	$3,013	$2,543
Settled cash-flow hedges	1,164	1,105
Total accumulated other comprehensive loss	$4,177	$3,648

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.      Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and other revenues	$500	$1,227	$1,113	$2,557
Operating expenses:
Rental property and other expenses	178	455	359	1,048
Depreciation and amortization	32	275	127	549
Total operating expenses	210	730	486	1,597
Other income	1	1	1	1
Income from discontinued operations	291	498	628	961
Net losses on disposition of discontinued operations	—	(260)	—	(86)
Total discontinued operations	$291	$238	$628	$875

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	June 30, 2011	December 31, 2010
Assets:
Land	$2,788	$2,788
Buildings and tenant improvements	12,663	12,707
Land held for development	967	2,766
Total real estate assets	16,418	18,261
Less accumulated depreciation	(5,113)	(5,012)
Net real estate assets	11,305	13,249
Deferred leasing costs, net	55	58
Accrued straight line rents receivable	249	257
Prepaid expenses and other assets	—	43
Real estate and other assets, net, held for sale	$11,609	$13,607
Tenant security deposits, deferred rents and accrued costs (1)	$123	$11

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Common Share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$14,143	$39,811	$26,249	$51,256
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(608)	(1,921)	(1,098)	(2,409)
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(182)	(215)	(305)	(429)
Dividends on Preferred Stock	(1,622)	(1,677)	(3,299)	(3,354)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)	—	(1,895)	—
Income from continuing operations available for common stockholders	9,836	35,998	19,652	45,064
Income from discontinued operations	291	238	628	875
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(15)	(12)	(32)	(44)
Income from discontinued operations available for common stockholders	276	226	596	831
Net income available for common stockholders	$10,112	$36,224	$20,248	$45,895
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	72,211	71,601	72,015	71,508
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.14	$0.51	$0.27	$0.63
Income from discontinued operations available for common stockholders	—	—	0.01	0.01
Net income available for common stockholders	$0.14	$0.51	$0.28	$0.64
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$14,143	$39,811	$26,249	$51,256
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(182)	(215)	(305)	(429)
Dividends on Preferred Stock	(1,622)	(1,677)	(3,299)	(3,354)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)	—	(1,895)	—
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	10,444	37,919	20,750	47,473
Income from discontinued operations available for common stockholders	291	238	628	875
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$10,735	$38,157	$21,378	$48,348
Denominator:
Denominator for basic earnings per Common Share –weighted average shares	72,211	71,601	72,015	71,508
Add:
Stock options using the treasury method	202	209	185	188
Noncontrolling interests partnership units	3,784	3,797	3,787	3,808
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	76,197	75,607	75,987	75,504
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.14	0.50	0.27	0.63
Income from discontinued operations available for common stockholders	—	—	0.01	0.01
Net income available for common stockholders	$0.14	0.50	0.28	0.64
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.      Earnings Per Share – Continued

(1)
There were 0.3 million and 0.6 million options outstanding during the three and six months ended June 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

13.      Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$12,341	$12,065	$24,245	$24,198
Greenville, SC	3,437	3,451	6,943	7,127
Kansas City, MO	3,586	3,663	7,243	7,371
Memphis, TN	10,077	7,328	20,180	15,196
Nashville, TN	15,362	14,851	29,977	29,964
Orlando, FL	2,619	3,059	4,937	6,064
Piedmont Triad, NC	5,273	5,367	10,637	10,764
Raleigh, NC	20,103	18,523	39,423	37,328
Richmond, VA	11,668	11,483	23,047	23,276
Tampa, FL	17,458	18,037	34,250	35,979
Total Office Segment	101,924	97,827	200,882	197,267
Industrial:
Atlanta, GA	4,028	3,842	7,962	7,817
Piedmont Triad, NC	2,825	3,044	5,803	6,065
Total Industrial Segment	6,853	6,886	13,765	13,882
Retail:
Kansas City, MO	8,203	8,749	17,104	16,437
Total Retail Segment	8,203	8,749	17,104	16,437
Residential:
Kansas City, MO	77	303	285	682
Total Residential Segment	77	303	285	682
Total Rental and Other Revenues	$117,057	$113,765	$232,036	$228,268

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.      Segment Information – Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$7,973	$7,828	$15,467	$15,461
Greenville, SC	2,067	2,168	4,143	4,449
Kansas City, MO	2,113	2,327	4,228	4,540
Memphis, TN	5,462	4,223	11,224	9,507
Nashville, TN	10,329	10,065	19,981	19,934
Orlando, FL	1,285	1,723	2,451	3,336
Piedmont Triad, NC	3,452	3,791	7,055	7,091
Raleigh, NC	14,270	13,046	27,473	25,675
Richmond, VA	8,232	8,405	16,092	16,355
Tampa, FL	10,802	10,991	21,192	21,811
Total Office Segment	65,985	64,567	129,306	128,159
Industrial:
Atlanta, GA	3,001	2,793	5,841	5,563
Piedmont Triad, NC	2,107	2,328	4,332	4,375
Total Industrial Segment	5,108	5,121	10,173	9,938
Retail:
Kansas City, MO	4,832	5,746	10,123	10,098
Total Retail Segment	4,832	5,746	10,123	10,098
Residential:
Kansas City, MO	(11)	188	93	426
Total Residential Segment	(11)	188	93	426
Total Net Operating Income	75,914	75,622	149,695	148,621
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,430)	(33,260)	(67,147)	(65,898)
General and administrative expense	(7,978)	(6,980)	(15,771)	(15,487)
Interest expense	(23,907)	(22,934)	(47,450)	(46,047)
Interest and other income	1,875	965	3,748	2,665
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$12,474	$13,413	$23,075	$23,854
__________

(1)	Net of discontinued operations.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

14.      Subsequent Events

On July 27, 2011, we obtained a new $475.0 million unsecured revolving credit facility, which replaced our previously existing $400.0 million revolving credit facility. Our new revolving credit facility is originally scheduled to mature on July 27, 2015. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The new credit facility includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. The interest rate on the new facility at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee under the new facility are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poors. The financial and other covenants under the new facility are substantially the same as our previous credit facility.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	June 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$345,791	$345,088
Buildings and tenant improvements	2,886,871	2,883,092
Development in process	13,317	4,524
Land held for development	106,871	107,101
	3,352,850	3,339,805
Less-accumulated depreciation	(863,730)	(830,153)
Net real estate assets	2,489,120	2,509,652
For-sale residential condominiums	5,840	8,225
Real estate and other assets, net, held for sale	11,609	13,607
Cash and cash equivalents	9,087	14,198
Restricted cash	7,619	4,399
Accounts receivable, net of allowance of $3,470 and $3,595, respectively	22,952	20,716
Mortgages and notes receivable, net of allowance of $617 and $868, respectively	18,809	19,044
Accrued straight-line rents receivable, net of allowance of $1,360 and $2,209, respectively	99,466	93,178
Investment in and advances to unconsolidated affiliates	101,893	62,451
Deferred financing and leasing costs, net of accumulated amortization of $62,542 and $59,360, respectively	85,168	85,001
Prepaid expenses and other assets	36,533	40,200
Total Assets	$2,888,096	$2,870,671

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,615,068	$1,522,945
Accounts payable, accrued expenses and other liabilities	106,105	106,716
Financing obligations	32,869	33,114
Total Liabilities	1,754,042	1,662,775
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,775,250 and 3,793,987 outstanding, respectively	125,075	120,838
Series A Preferred Units (liquidation preference $1,000 per unit), 29,087 and 29,092 shares issued and outstanding, respectively	29,087	29,092
Series B Preferred Units (liquidation preference $25 per unit), 0 and 2,100,000 shares issued and outstanding, respectively	—	52,500
Total Redeemable Operating Partnership Units	154,162	202,430
Equity:
Common Units:
General partner Common Units, 757,659 and 750,757 outstanding, respectively	9,794	10,044
Limited partner Common Units, 71,232,960 and 70,530,921 outstanding, respectively	969,829	994,610
Accumulated other comprehensive loss	(4,177)	(3,648)
Noncontrolling interests in consolidated affiliates	4,446	4,460
Total Equity	979,892	1,005,466
Total Liabilities, Redeemable Operating Partnership Units and Equity	$2,888,096	$2,870,671

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and other revenues	$117,057	$113,765	$232,036	$228,268
Operating expenses:
Rental property and other expenses	41,080	38,253	82,427	79,437
Depreciation and amortization	33,430	33,260	67,147	65,898
General and administrative	8,041	6,870	15,685	15,697
Total operating expenses	82,551	78,383	165,259	161,032
Interest expense:
Contractual	22,940	21,705	45,371	43,507
Amortization of deferred financing costs	821	835	1,642	1,670
Financing obligations	146	394	437	870
	23,907	22,934	47,450	46,047
Other income:
Interest and other income	1,899	965	3,772	2,665
Loss on debt extinguishment	(24)	—	(24)	—
	1,875	965	3,748	2,665
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	12,474	13,413	23,075	23,854
Gains on disposition of property	200	17	200	36
Gains on disposition of for-sale residential condominiums	116	163	154	353
Gains on disposition of investment in unconsolidated affiliates	—	25,330	—	25,330
Equity in earnings of unconsolidated affiliates	1,357	871	2,832	1,672
Income from continuing operations	14,147	39,794	26,261	51,245
Discontinued operations:
Income from discontinued operations	291	498	628	961
Net losses on disposition of discontinued operations	—	(260)	—	(86)
	291	238	628	875
Net income	14,438	40,032	26,889	52,120
Net (income) attributable to noncontrolling interests in consolidated affiliates	(182)	(215)	(305)	(429)
Distributions on Preferred Units	(1,622)	(1,677)	(3,299)	(3,354)
Excess of preferred unit redemption/repurchase cost over carrying value	(1,895)	—	(1,895)	—
Net income available for common unitholders	$10,739	$38,140	$21,390	$48,337
Earnings per Common Unit - basic:
Income from continuing operations available for common unitholders	$0.14	$0.51	$0.27	$0.64
Income from discontinued operations available for common unitholders	—	—	0.01	0.01
Net income available for common unitholders	$0.14	$0.51	$0.28	$0.65
Weighted average Common Units outstanding - basic	75,586	74,989	75,393	74,907
Earnings per Common Unit - diluted:
Income from continuing operations available for common unitholders	$0.14	$0.51	$0.27	$0.64
Income from discontinued operations available for common unitholders	—	—	0.01	—
Net income available for common unitholders	$0.14	$0.51	$0.28	$0.64
Weighted average Common Units outstanding - diluted	75,788	75,198	75,578	75,095
Distributions declared per Common Unit	$0.425	$0.425	$0.850	$0.850
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$10,448	$37,902	$20,762	$47,462
Income from discontinued operations available for common unitholders	291	238	628	875
Net income available for common unitholders	$10,739	$38,140	$21,390	$48,337

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Equity

Six Months Ended June 30, 2011 and 2010

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuance of Common Units, net	170	16,814	—	—	16,984
Distributions on Common Units	(640)	(63,296)	—	—	(63,936)
Distributions on Preferred Units	(33)	(3,266)	—	—	(3,299)
Share-based compensation expense	35	3,418	—	—	3,453
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(319)	(319)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	(48)	(4,769)	—	—	(4,817)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(302)	—	305	—
Comprehensive income:
Net income	269	26,620	—	—	26,889
Other comprehensive loss	—	—	(529)	—	(529)
Total comprehensive income					26,360
Balance at June 30, 2011	$9,794	$969,829	$(4,177)	$4,446	$979,892

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuance of Common Units, net	11	1,051	—	—	1,062
Distributions on Common Units	(637)	(63,011)	—	—	(63,648)
Distributions on Preferred Units	(34)	(3,320)	—	—	(3,354)
Share-based compensation expense	35	3,462	—	—	3,497
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(324)	(324)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	243	24,039	—	—	24,282
Net (income) attributable to noncontrolling interests in consolidated affiliates	(4)	(425)	—	429	—
Comprehensive income:
Net income	521	51,599	—	—	52,120
Other comprehensive income	—	—	536	—	536
Total comprehensive income					52,656
Balance at June 30, 2010	$10,620	$1,051,723	$(3,275)	$5,288	$1,064,356

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$26,889	$52,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,274	66,447
Amortization of lease incentives and acquisition-related intangible assets and liabilities	968	537
Share-based compensation expense	3,453	3,497
Allowance for losses on accounts and accrued straight-line rents receivable	1,029	2,636
Amortization of deferred financing costs	1,642	1,670
Amortization of settled cash-flow hedges	(58)	287
Loss on debt extinguishment	24	—
Net (gains)/losses on disposition of property	(200)	50
Gains on disposition of for-sale residential condominiums	(154)	(353)
Gains on disposition of investment in unconsolidated affiliates	—	(25,330)
Equity in earnings of unconsolidated affiliates	(2,832)	(1,672)
Changes in financing obligations	(245)	81
Distributions of earnings from unconsolidated affiliates	2,150	1,704
Changes in operating assets and liabilities:
Accounts receivable	(1,821)	(1,616)
Prepaid expenses and other assets	(544)	1,769
Accrued straight-line rents receivable	(6,098)	(5,296)
Accounts payable, accrued expenses and other liabilities	(3,794)	3,352
Net cash provided by operating activities	87,683	99,883
Investing activities:
Additions to real estate assets and deferred leasing costs	(44,447)	(38,292)
Net proceeds from disposition of real estate assets	2,063	6,801
Net proceeds from disposition of for-sale residential condominiums	2,401	3,186
Proceeds from disposition of investment in unconsolidated affiliates	—	15,000
Distributions of capital from unconsolidated affiliates	632	1,106
Repayments of mortgages and notes receivable	235	29
Investment in and advances to unconsolidated affiliates	(39,402)	(303)
Changes in restricted cash and other investing activities	(395)	(3,178)
Net cash used in investing activities	(78,913)	(15,651)
Financing activities:
Distributions on Common Units	(63,936)	(63,648)
Redemptions/repurchases of Preferred Units	(52,505)	—
Distributions on Preferred Units	(3,299)	(3,354)
Distributions to noncontrolling interests in consolidated affiliates	(319)	(324)
Net proceeds from the issuance of Common Units	16,984	1,062
Borrowings on revolving credit facility	124,700	4,000
Repayments of revolving credit facility	(79,300)	(4,000)
Borrowings on mortgages and notes payable	200,000	—
Repayments of mortgages and notes payable	(153,522)	(5,452)
Additions to deferred financing costs and other financing activities	(2,684)	(290)
Net cash used in financing activities	(13,881)	(72,006)
Net increase/(decrease) in cash and cash equivalents	(5,111)	12,226
Cash and cash equivalents at beginning of the period	14,198	23,519
Cash and cash equivalents at end of the period	$9,087	$35,745

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$44,948	$43,204

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
	2011	2010
Change in accrued capital expenditures	$1,525	$(2,294)
Write-off of fully depreciated real estate assets	$23,352	$24,273
Write-off of fully amortized deferred financing and leasing costs	$8,247	$7,963
Unrealized gains on marketable securities of non-qualified deferred compensation plan	$210	$174
Settlement of financing obligation	$—	$4,184
Adjustment of Redeemable Common Units to fair value	$4,237	$(24,360)
Unrealized gain/(loss) on tax increment financing bond	$(471)	$146
Mortgages receivable from seller financing	$—	$17,030

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

June 30, 2011

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that operates in the Southeastern and Midwestern United States. The Company conducts virtually all of its activities through the Operating Partnership. At June 30, 2011, the Company and/or the Operating Partnership wholly owned: 296 in-service office, industrial and retail properties, comprising 27.3 million square feet; 96 rental residential units; 19 for-sale residential condominiums; 603 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional office property that is considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At June 30, 2011, the Company owned all of the Preferred Units and 72.0 million, or 95.0%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the six months ended June 30, 2011, the Company redeemed 18,737 Common Units for a like number of shares of Common Stock.

Common Stock Offering

In the second quarter of 2011, we entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of our Common Stock having an aggregate offering price of up to $150.0 million. During the second quarter of 2011, we issued 236,000 shares of Common Stock under these agreements at an average price of $35.62 per share raising net proceeds, after sales commissions and expenses, of $8.3 million.

Preferred Stock Retirements

In the second quarter of 2011, we redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Shares for an aggregate redemption price of $52.5 million, excluding accrued dividends. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders in the second quarter of 2011.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). Our Consolidated Balance Sheet at December 31, 2010 was revised from previously reported amounts to reflect those properties which required held for sale presentation. Our Consolidated Statements of Income for the three and six months ended June 30, 2010 were revised from previously reported amounts to reflect those properties sold or held for sale which required discontinued operations presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At June 30, 2011 and December 31, 2010, we were not involved with any entities that were determined to be variable interest entities.

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

Recently Issued Accounting Standards

Beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, we will be required to enhance our disclosure of assets and liabilities measured at fair value. This includes disclosing any significant transfers between Levels 1 and 2 of the fair value hierarchy, additional quantitative and qualitative information regarding fair value measurements categorized as Level 3 of the fair value hierarchy and the hierarchy classification for items whose fair value is not recorded on our Consolidated Balance Sheets but is disclosed in our Notes to Consolidated Financial Statements. Additionally, we will be required to present comprehensive income on the face of our Consolidated Statements of Income, which previously has been disclosed in our Notes to Consolidated Financial Statements.

2.      Real Estate Assets

Acquisitions

During the second quarter of 2011, we acquired a 48,000 square foot medical office property in Raleigh, NC for approximately $9.0 million in cash and incurred $0.1 million of acquisition-related costs.

3.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	June 30, 2011	December 31, 2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	2,246	2,732
Less allowance	(617)	(868)
	1,629	1,864
Mortgages and notes receivable, net	$18,809	$19,044

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Mortgages and Notes Receivable - Continued

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning notes receivable allowance	$497	$732	$868	$698
Bad debt expense	162	25	184	88
Write-offs	—	(5)	(364)	(5)
Recoveries/other	(42)	19	(71)	(10)
Total notes receivable allowance	$617	$771	$617	$771

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in the second quarter of 2010. As of June 30, 2011, the interest payments on both mortgages receivable were current and there were no indications of impairment on the receivables.

4.      Investment in and Advances to Unconsolidated Affiliates

We have equity interests ranging from 10.0% to 50.0% in various joint ventures with unrelated third parties and a debt interest in one of these joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income Statements:
Revenues	$23,756	$30,697	$47,958	$65,266
Expenses:
Rental property and other expenses	10,155	15,128	21,526	31,655
Depreciation and amortization	6,053	7,410	12,299	16,641
Interest expense	5,683	7,037	11,508	15,404
Total expenses	21,891	29,575	45,333	63,700
Net income	$1,865	$1,122	$2,625	$1,566
Our share of:
Depreciation and amortization of real estate assets	$1,995	$2,699	$4,050	$6,001
Interest expense	$2,012	$2,730	$4,149	$6,128
Net income	$759	$307	$1,694	$535

Our share of net income	$759	$307	$1,694	$535
Purchase accounting and management, leasing and other fees adjustments	598	564	1,138	1,137
Equity in earnings of unconsolidated affiliates	$1,357	$871	$2,832	$1,672

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

4.      Investment in and Advances to Unconsolidated Affiliates - Continued

In the second quarter of 2011, we provided a one-year $38.3 million interest-only secured loan to an unconsolidated joint venture, which was used to repay a secured loan before maturity to a third party lender. The loan bears interest at LIBOR plus 500 basis points, which may be reduced by up to 50 basis points upon the use of proceeds from the sale of certain assets by the joint venture to repay the loan.

During the second quarter of 2010, we sold our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA. For information regarding this sale, see Note 3 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

5.      Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	June 30, 2011	December 31, 2010
Assets:
Deferred financing costs	$17,295	$16,412
Less accumulated amortization	(7,996)	(7,054)
	9,299	9,358
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	130,415	127,949
Less accumulated amortization	(54,546)	(52,306)
	75,869	75,643
Deferred financing and leasing costs, net	$85,168	$85,001

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related intangible liabilities	$720	$658
Less accumulated amortization	(226)	(125)
	$494	$533

The following table sets forth amortization of intangible assets and liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of deferred financing costs	$821	$835	$1,642	$1,670
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$4,401	$3,817	$8,757	$7,583
Amortization of lease incentives (in rental and other revenues)	$303	$276	$641	$537
Amortization of acquisition-related intangible assets and liabilities (in rental and other revenues)	$166	$36	$327	$76

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Intangible Assets and Liabilities - Continued

The following table sets forth scheduled future amortization of intangible assets and liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets and Liabilities (in Rental and Other Revenues)
July 1, 2011 through December 31, 2011	$1,724	$8,653	$613	$320
2012	3,093	15,087	1,141	561
2013	1,486	12,106	983	390
2014	1,098	9,398	819	298
2015	1,098	6,966	603	188
Thereafter	800	14,690	2,088	471
	$9,299	$66,900	$6,247	$2,228

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues) and acquisition-related intangible assets and liabilities (in rental and other revenues) were 3.3 years, 6.1 years, 7.9 years and 6.3 years, respectively, as of June 30, 2011.

In connection with the acquisition of a medical office property in Raleigh, NC in the second quarter of 2011, we recorded $0.1 million of above market lease intangible assets and $0.9 million of in-place lease intangible assets with weighted average amortization periods of 3.0 years each at the date of the acquisition.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

6.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	June 30, 2011	December 31, 2010
Secured indebtedness	$748,563	$754,399
Unsecured indebtedness	866,505	768,546
Total mortgages and notes payable	$1,615,068	$1,522,945

At June 30, 2011, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Our $400.0 million unsecured revolving credit facility is scheduled to mature on February 21, 2013 and includes an accordion feature that allows for an additional $50.0 million of borrowing capacity subject to additional lender commitments. Assuming we continue to have three publicly announced ratings from the credit rating agencies, the interest rate and facility fee under our revolving credit facility are based on the lower of the two highest publicly announced ratings. Based on our current credit ratings, the interest rate is LIBOR plus 290 basis points and the annual facility fee is 60 basis points. There was $75.4 million and $77.0 million outstanding under our revolving credit facility at June 30, 2011 and July 20, 2011, respectively. At both June 30, 2011 and July 20, 2011, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at June 30, 2011 and July 20, 2011 was $324.4 million and $322.8 million, respectively.

Our secured construction facility, which has $52.1 million outstanding at June 30, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. During the second quarter of 2011, we exercised our right to reduce the borrowing capacity of this facility to $52.1 million.

In the second quarter of 2011, we repaid the remaining $10.0 million of a three-year unsecured term loan before maturity. We incurred no penalties related to this repayment.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

7.      Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At June 30, 2011, noncontrolling interests in consolidated affiliates relates to our joint venture partner’s 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

We had no Level 2 assets or liabilities at both June 30, 2011 and December 31, 2010.

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

	June 30, 2011	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,876	$3,876	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,228	—	15,228
Total Assets	$19,104	$3,876	$15,228

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$3,876	$3,876	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

	December 31, 2010	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

The following table sets forth our Level 3 asset:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Asset:
Tax Increment Financing Bond
Beginning balance	$15,564	$17,090	$15,699	$16,871
Unrealized gain/(loss) (in AOCL)	(336)	(73)	(471)	146
Ending balance	$15,228	$17,017	$15,228	$17,017

We own a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at June 30, 2011 was $3.0 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or higher, respectively, as of June 30, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and six months ended June 30, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere in this Quarterly Report on Form 10-Q:

	Carrying Amount	Fair Value
June 30, 2011
Mortgages and notes receivable	$18,809	$19,141
Mortgages and notes payable	$1,615,068	$1,725,186
Financing obligations	$32,869	$20,852

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations	$33,114	$23,880

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

9.      Share-Based Payments

During the six months ended June 30, 2011, the Company granted 146,581 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.47. During the six months ended June 30, 2011, the Company also granted 76,166 shares of time-based restricted stock and 57,386 shares of total return-based restricted stock with weighted average grant date fair values per share of $33.74 and $41.02, respectively. We recorded stock-based compensation expense of $1.4 million each during the three months ended June 30, 2011 and 2010, and $3.5 million each during the six months ended June 30, 2011 and 2010. At June 30, 2011, there was $7.9 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining service period of 2.4 years.

10.           Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$14,438	$40,032	$26,889	$52,120
Other comprehensive income/(loss):
Unrealized gain/(loss) on tax increment financing bond	(336)	(73)	(471)	146
Amortization of settled cash-flow hedges	(29)	48	(58)	287
Sale of cash-flow hedge related to disposition of investment in unconsolidated affiliate	—	103	—	103
Total other comprehensive income/(loss)	(365)	78	(529)	536
Total comprehensive income	$14,073	$40,110	$26,360	$52,656

The following table sets forth the components of AOCL:

	June 30, 2011	December 31, 2010
Tax increment financing bond	$3,013	$2,543
Settled cash-flow hedges	1,164	1,105
Total accumulated other comprehensive loss	$4,177	$3,648

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.      Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and other revenues	$500	$1,227	$1,113	$2,557
Operating expenses:
Rental property and other expenses	178	455	359	1,048
Depreciation and amortization	32	275	127	549
Total operating expenses	210	730	486	1,597
Other income	1	1	1	1
Income from discontinued operations	291	498	628	961
Net losses on disposition of discontinued operations	—	(260)	—	(86)
Total discontinued operations	$291	$238	$628	$875

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	June 30, 2011	December 31, 2010
Assets:
Land	$2,788	$2,788
Buildings and tenant improvements	12,663	12,707
Land held for development	967	2,766
Total real estate assets	16,418	18,261
Less accumulated depreciation	(5,113)	(5,012)
Net real estate assets	11,305	13,249
Deferred leasing costs, net	55	58
Accrued straight line rents receivable	249	257
Prepaid expenses and other assets	—	43
Real estate and other assets, net, held for sale	$11,609	$13,607
Tenant security deposits, deferred rents and accrued costs (1)	$123	$11

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.      Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$14,147	$39,794	$26,261	$51,245
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(182)	(215)	(305)	(429)
Distributions on Preferred Units	(1,622)	(1,677)	(3,299)	(3,354)
Excess of Preferred Unit redemption/repurchase cost over carrying value	(1,895)	—	(1,895)	—
Income from continuing operations available for common unitholders	10,448	37,902	20,762	47,462
Income from discontinued operations	291	238	628	875
Net income available for common unitholders	$10,739	$38,140	$21,390	$48,337
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	75,586	74,989	75,393	74,907
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.14	$0.51	$0.27	$0.64
Income from discontinued operations available for common unitholders	—	—	0.01	0.01
Net income available for common unitholders	$0.14	$0.51	$0.28	$0.65
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$14,147	$39,794	$26,261	$51,245
Net (income) attributable to noncontrolling interests in consolidated affiliates from continuing operations	(182)	(215)	(305)	(429)
Distributions on Preferred Units	(1,622)	(1,677)	(3,299)	(3,354)
Excess of Preferred Unit redemption/repurchase cost over carrying value	(1,895)	—	(1,895)	—
Income from continuing operations available for common unitholders	10,448	37,902	20,762	47,462
Income from discontinued operations	291	238	628	875
Net income available for common unitholders	$10,739	$38,140	$21,390	$48,337
Denominator:
Denominator for basic earnings per Common Unit –weighted average units	75,586	74,989	75,393	74,907
Add:
Units options using the treasury method	202	209	185	188
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,788	75,198	75,578	75,095
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.14	0.51	0.27	0.64
Income from discontinued operations available for common unitholders	—	—	0.01	—
Net income available for common unitholders	$0.14	0.51	0.28	0.64
__________

(1)
There were 0.3 million and 0.6 million options outstanding during the three and six months ended June 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.      Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$12,341	$12,065	$24,245	$24,198
Greenville, SC	3,437	3,451	6,943	7,127
Kansas City, MO	3,586	3,663	7,243	7,371
Memphis, TN	10,077	7,328	20,180	15,196
Nashville, TN	15,362	14,851	29,977	29,964
Orlando, FL	2,619	3,059	4,937	6,064
Piedmont Triad, NC	5,273	5,367	10,637	10,764
Raleigh, NC	20,103	18,523	39,423	37,328
Richmond, VA	11,668	11,483	23,047	23,276
Tampa, FL	17,458	18,037	34,250	35,979
Total Office Segment	101,924	97,827	200,882	197,267
Industrial:
Atlanta, GA	4,028	3,842	7,962	7,817
Piedmont Triad, NC	2,825	3,044	5,803	6,065
Total Industrial Segment	6,853	6,886	13,765	13,882
Retail:
Kansas City, MO	8,203	8,749	17,104	16,437
Total Retail Segment	8,203	8,749	17,104	16,437
Residential:
Kansas City, MO	77	303	285	682
Total Residential Segment	77	303	285	682
Total Rental and Other Revenues	$117,057	$113,765	$232,036	$228,268

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.      Segment Information – Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$7,980	$7,816	$15,458	$15,484
Greenville, SC	2,069	2,165	4,141	4,455
Kansas City, MO	2,115	2,324	4,226	4,546
Memphis, TN	5,467	4,217	11,217	9,520
Nashville, TN	10,337	10,050	19,970	19,963
Orlando, FL	1,286	1,720	2,450	3,341
Piedmont Triad, NC	3,455	3,785	7,051	7,099
Raleigh, NC	14,281	13,026	27,457	25,712
Richmond, VA	8,239	8,393	16,083	16,378
Tampa, FL	10,811	10,976	21,179	21,842
Total Office Segment	66,040	64,472	129,232	128,340
Industrial:
Atlanta, GA	3,003	2,789	5,838	5,571
Piedmont Triad, NC	2,109	2,325	4,330	4,381
Total Industrial Segment	5,112	5,114	10,168	9,952
Retail:
Kansas City, MO	4,836	5,738	10,116	10,112
Total Retail Segment	4,836	5,738	10,116	10,112
Residential:
Kansas City, MO	(11)	188	93	427
Total Residential Segment	(11)	188	93	427
Total Net Operating Income	75,977	75,512	149,609	148,831
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(33,430)	(33,260)	(67,147)	(65,898)
General and administrative expense	(8,041)	(6,870)	(15,685)	(15,697)
Interest expense	(23,907)	(22,934)	(47,450)	(46,047)
Interest and other income	1,875	965	3,748	2,665
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$12,474	$13,413	$23,075	$23,854
__________

(1)	Net of discontinued operations.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.      Subsequent Events

On July 27, 2011, we obtained a new $475.0 million unsecured revolving credit facility, which replaced our previously existing $400.0 million revolving credit facility. Our new revolving credit facility is originally scheduled to mature on July 27, 2015. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The new credit facility includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. The interest rate on the new facility at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee under the new facility are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poors. The financial and other covenants under the new facility are substantially the same as our previous credit facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. At June 30, 2011, we owned or had an interest in 332 in-service office, industrial and retail properties, encompassing approximately 32.7 million square feet, which includes one completed but not yet stabilized office property aggregating 117,000 square feet, one office property under development aggregating 60,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements); 19 for-sale residential condominiums and 96 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Mississippi, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in the section entitled “Item 1A.  Risk Factors” set forth in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues. During the second quarter of 2011, we leased 807,380 square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease, with a weighted average term of 4.6 years. On average, tenant improvements for such leases were $6.26 per square foot, lease commissions were $2.07 per square foot and rent concessions were $3.17 per square foot. GAAP base rents under such leases were $19.90 per square foot, or 5.5% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. Currently, no customer accounts for more than 3% of our annualized revenues other than the federal government, which accounts for 9.8% of our annualized revenues, and AT&T, which accounts for 3.6% of our annualized revenues.

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

We anticipate commencing up to $200.0 million of new development in the remainder of 2011. Any such projects would not be placed in service until 2012 or beyond. We also anticipate acquiring up to $300.0 million of new properties and selling up to $75.0 million of non-core properties in the remainder of 2011. We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of June 30, 2011, our mortgages and notes payable represented 43.0% of the undepreciated book value of our total assets.

Results of Operations

Results for the three months ended June 30, 2010 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to that date which required discontinued operations presentation.

Three Months Ended June 30, 2011 and 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were 2.9% higher in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a $2.2 million increase from recent acquisition and development activities and $0.7 million in higher development management fees. Revenues from our same property portfolio (those assets owned from January 1, 2010 to June 30, 2011) remained relatively unchanged due to a slight improvement in same property average occupancy to 90.0% for the second quarter of 2011 from 89.8% for the second quarter of 2010, offset by lower termination fees and operating expense recoveries. We expect rental and other revenues for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be higher compared to the same period in 2010 primarily due to slightly higher average occupancy and higher termination fees, partly offset by lower operating expense recoveries.

Operating Expenses

Rental property and other expenses were 7.9% higher in the second quarter of 2011 compared to the second quarter of 2010 primarily due to a $1.6 million increase from recent acquisition and development activities and $1.4 million increase in our same property portfolio operating expenses from higher utilities. Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 64.9% in the second quarter of 2011 compared to 66.5% in the second quarter of 2010. We expect rental property and other expenses for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be slightly higher compared to the same period in 2010 primarily due to higher real estate taxes and maintenance costs.

Depreciation and amortization was relatively unchanged in the second quarter of 2011 compared to the second quarter of 2010. We expect depreciation expense for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be slightly higher compared to the same period in 2010 due to recent acquisition and development activity.

General and administrative expenses were 14.3% higher in the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher incentive compensation and higher deferred compensation expense caused by an increased value of the marketable securities held under our deferred compensation plan. We expect general and administrative expenses for the remainder of 2011, adjusted for changes in deferred compensation expense caused by changes in the value of marketable securities held under our deferred compensation plan and additional acquisition activity, to be lower than the same period in 2010 primarily due to lower incentive compensation and management’s continuing efforts to reduce general and administrative expenses. Changes in the value of marketable securities are fully offset in other income and therefore do not impact net income.

Interest Expense

Interest expense was 4.2% higher in the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher average debt balances resulting from the assumption of debt with respect to our acquisition activity and our new $200.0 million bank term loan. We expect interest expense for the remainder of 2011, adjusted for any additional acquisition activity, to be lower than the same period in 2010 primarily due to the planned early repayment in the fourth quarter of 2011 of a secured mortgage loan bearing interest at 7.05% that is originally scheduled to mature on January 1, 2012 and lower termination fees at properties accounted for as financing obligations, partly offset by higher average debt balances from our new $200.0 million bank term loan.

Other Income

Other income was $0.9 million higher in the second quarter of 2011 as compared to the second quarter of 2010 primarily due to higher interest income on seller financing and advances to unconsolidated affiliates and better performance of marketable securities held under our deferred compensation plan as noted above. We expect other income for the remainder of 2011, adjusted for changes in the value of marketable securities held under our deferred compensation plan, to be higher than the same period in 2010 primarily due to higher interest income on seller financing and advances to unconsolidated affiliates and lower losses on debt extinguishment.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million lower in the second quarter of 2011 as compared to the second quarter of 2010 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in the second quarter of 2010. This caused a corresponding reduction in net income attributable to noncontrolling interests in the Operating Partnership.

Excess of preferred stock redemption/repurchase cost over carrying value

Excess of preferred stock redemption/repurchase cost over carrying value was $1.9 million higher in the second quarter of 2011 as compared to the second quarter of 2010 due to the redemption of our then outstanding 8.0% Series B Cumulative Redeemable Preferred Shares in the second quarter of 2011.

Six Months Ended June 30, 2011 and 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were 1.7% higher in the first six months of 2011 compared to the first six months of 2010 primarily due to a $4.4 million increase from recent acquisition and development activities and $0.7 million higher development management fees, partly offset by a $1.1 million decrease in our same property portfolio revenue. Our same property portfolio revenue decreased due to lower termination fees and operating expense recoveries, partly offset by a modest improvement in same property average occupancy to 90.1% for the six months ended June 30, 2011 from 89.7% for the six months ended June 30, 2010 and lower allowance for losses on accounts and accrued straight-line rents receivable.

Operating Expenses

Rental property and other expenses were 3.4% higher in the first six months  of 2011 compared to the first six months of 2010 primarily due to a $1.9 million increase from recent acquisition and development activities and $0.8 million increase in our same property portfolio operating expenses from higher real estate taxes and utilities. Operating margin was lower at 64.5% in the first six months of 2011 compared to 65.1% in the first six months of 2010.

Depreciation and amortization was 1.9% higher in the first six months of 2011 compared to the first six months of 2010 primarily due to recent acquisition and development activity.

General and administrative expenses were 1.8% higher in the first six months of 2011 compared to the first six months of 2010 primarily due to higher incentive compensation and better performance of marketable securities held under our deferred compensation plan.

Interest Expense

Interest expense was 3.0% higher in the first six months of 2011 compared to the first six months of 2010 primarily due to higher average debt balances from the assumption of debt with respect to our acquisition activity and our new $200.0 million bank term loan.

Other Income

Other income was $1.1 million higher in the first six months of 2011 as compared to the first six months of 2010 primarily due to higher interest income on seller financing and advances to unconsolidated affiliates and better performance of marketable securities held under our deferred compensation plan.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.1 million higher in the first six months of 2011 as compared to the first six months of 2010 due to one-time additional tax increment financing income recorded by one of our joint ventures.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $25.3 million lower in the first six months of 2011 as compared to the first six months of 2010 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in the second quarter of 2010. This caused a corresponding reduction in net income attributable to noncontrolling interests in the Operating Partnership.

Excess of preferred stock redemption/repurchase cost over carrying value

Excess of preferred stock redemption/repurchase cost over carrying value was $1.9 million higher in the first six months of 2011 as compared to the first six months of 2010 due to the redemption of our then remaining 8.0% Series B Cumulative Redeemable Preferred Shares in the second quarter of 2011.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Net cash provided by operating activities	$87,595	$100,047	$(12,452)
Net cash used in investing activities	(78,913)	(15,651)	(63,262)
Net cash used in financing activities	(13,649)	(72,252)	58,603
Total net cash flows	$(4,967)	$12,144	$(17,111)

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

Net cash used in financing activities generally relates to distributions, incurrence and repayment of debt, and issuances, repurchases or redemptions of Common Stock, Common Units and Preferred Stock. As discussed previously, we use a significant amount of our cash to fund distributions. Whether or not we have increases in the outstanding balances of debt during a period depends generally upon the net effect of our acquisition, disposition, development and joint venture activity. We generally use our revolving credit facility for working capital purposes, which means that during any given period, in order to minimize interest expense, we may record significant repayments and borrowings under our revolving credit facility.

The change in net cash provided by operating activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to lower expense recoveries, termination fees, distributions from unconsolidated affiliates and accounts payable, partly offset by lower payments of incentive compensation and higher base rents.

The change in net cash used in investing activities in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher advances to unconsolidated affiliates and lower proceeds from dispositions.

The change in net cash used in financing activities in the first six months of 2011 compared to the same period in 2010 was primarily due to higher proceeds from the issuance of Common Stock, additional borrowings on our revolving credit facility and net borrowings from our new $200.0 million bank term loan, partly offset by redemptions of Preferred Stock.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	June 30, 2011	December 31, 2010
Mortgages and notes payable, at recorded book value	$1,615,068	$1,522,945
Financing obligations	$32,869	$33,114
Preferred Stock, at liquidation value	$29,087	$81,592

Common Stock outstanding	72,399	71,690
Common Units outstanding (not owned by the Company)	3,775	3,794

Per share stock price at period end	$33.13	$31.85
Market value of Common Stock and Common Units	$2,523,645	$2,404,165
Total market capitalization with debt and obligations	$4,200,669	$4,041,816

At June 30, 2011, our mortgages and notes payable represented 38.4% of our total market capitalization and were comprised of $748.6 million of secured indebtedness with a weighted average interest rate of 6.14% and $866.5 million of unsecured indebtedness with a weighted average interest rate of 5.20%. Also, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.2 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility (which had $322.8 million of availability at July 20, 2011). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

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

Financing Activity

On May 25, 2011, we entered into separate ATM Equity OfferingSM Sales Agreements (the “Sales Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Keegan & Company, Inc. and RBC Capital Markets, LLC (each, an “Agent” and, together, the “Agents”). Under the terms of the Sales Agreements, the Company may offer and sell up to $150.0 million in aggregate gross sales price of shares of its Common Stock from time to time through the Agents, acting as agents of the Company or as principals. Sales of the Shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the Agents. Subject to the terms and conditions of each Sales Agreement, each Agent will use its commercially reasonable efforts to sell on the Company's behalf any Shares to be offered by the Company under that Sales Agreement.

In the second quarter of 2011, we issued 236,000 shares of Common Stock in at-the-market transactions through Merrill Lynch, Pierce, Fenner & Smith Incorporated at an average price of $35.62 per share raising net proceeds, after sales commissions and expenses, of $8.3 million. We paid $0.1 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated during the second quarter of 2011.

In the second quarter of 2011, we redeemed the remaining 2.1 million outstanding 8.0% Series B Cumulative Redeemable Preferred Shares for an aggregate redemption price of $52.5 million, excluding accrued dividends. In connection with this redemption, the $1.9 million excess of the redemption cost over the net carrying amount of the redeemed shares was recorded as a reduction to net income available for common stockholders in the second quarter of 2011.

In the second quarter of 2011, we repaid the remaining $10.0 million of a three-year unsecured term loan. We incurred no penalties related to this early repayment.

On July 27, 2011, we obtained a new $475.0 million unsecured revolving credit facility, which replaced our previously existing $400.0 million revolving credit facility. Our new revolving credit facility is originally scheduled to mature on July 27, 2015. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The new credit facility includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. The interest rate on the new facility at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee under the new facility are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poors. The financial and other covenants under the new facility are substantially the same as our previous credit facility. There was $75.4 million and $77.0 million outstanding under our previously existing revolving credit facility at June 30, 2011 and July 20, 2011, respectively. At both June 30, 2011 and July 20, 2011, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our previously existing revolving credit facility at June 30, 2011 and July 20, 2011 was $324.4 million and $322.8 million, respectively.

Our secured construction facility, which has $52.1 million outstanding at June 30, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points. During the second quarter of 2011, we exercised our right to reduce the borrowing capacity of this facility to $52.1 million.

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

Off Balance Sheet Arrangements

There were no significant changes to our off balance sheet arrangements in the three months ended June 30, 2011. For information regarding our off balance sheet arrangements at December 31, 2010, see Note 9 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the six months ended June 30, 2011. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K.

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

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$14,434		$40,049		$26,877		$52,131
Net (income) attributable to noncontrolling interests in the Operating Partnership	(623)		(1,933)		(1,130)		(2,453)
Net (income) attributable to noncontrolling interests in consolidated affiliates	(182)		(215)		(305)		(429)
Dividends on Preferred Stock	(1,622)		(1,677)		(3,299)		(3,354)
Excess of Preferred Stock redemption/repurchase cost over carrying value	(1,895)		—		(1,895)		—
Net income available for common stockholders	10,112	$0.14	36,224	$0.50	20,248	$0.28	45,895	$0.64
Add/(Deduct):
Depreciation and amortization of real estate assets	32,971	0.43	32,833	0.44	66,254	0.87	65,051	0.85
(Gains) on disposition of depreciable properties	—	—	(17)	—	—	—	(36)	—
(Gains) on disposition of investment in unconsolidated affiliates	—	—	(25,330)	(0.34)	—	—	(25,330)	(0.33)
Net income attributable to noncontrolling interests in the Operating Partnership	623	—	1,933	—	1,130	—	2,453	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,033	0.03	2,737	0.04	4,126	0.06	6,078	0.08
Discontinued operations:
Depreciation and amortization of real estate assets	32	—	275	—	127	—	549	0.01
(Gains) on disposition of depreciable properties	—	—	—	—	—	—	(174)	—
Funds from operations	$45,771	$0.60	$48,655	$0.64	$91,885	$1.21	$94,486	$1.25

Weighted average Common Shares outstanding (1)	76,197		75,607		75,987		75,504
__________

(1)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are beneficial to management and investors and are important indicators of the performance of any equity REIT. Management believes that NOI is a useful supplemental measure of the Company’s property operating performance because it provides a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines same property NOI as NOI for the Company’s in-service properties that were wholly-owned during the entirety of the periods presented (from January 1, 2010 to June 30, 2011). Other REITs may use different methodologies to calculate NOI and same property NOI and accordingly the Company’s NOI and same property NOI may not be comparable to other REITs.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$12,474	$13,413	$23,075	$23,854
Other income	(1,875)	(965)	(3,748)	(2,665)
Interest expense	23,907	22,934	47,450	46,047
General and administrative expense	7,978	6,980	15,771	15,487
Depreciation and amortization expense	33,430	33,260	67,147	65,898
Net operating income from continuing operations	75,914	75,622	149,695	148,621
Less – non same property and other net operating income	3,959	2,656	7,758	4,769
Total same property net operating income from continuing operations	$71,955	$72,966	$141,937	$143,852

Rental and other revenues	$117,057	$113,765	$232,036	$228,268
Rental property and other expenses	41,143	38,143	82,341	79,647
Total net operating income from continuing operations	75,914	75,622	149,695	148,621
Less – non same property and other net operating income	3,959	2,656	7,758	4,769
Total same property net operating income from continuing operations	$71,955	$72,966	$141,937	$143,852

Total same property net operating income from continuing operations	$71,955	$72,966	$141,937	$143,852
Less – straight line rent and lease termination fees	2,657	4,676	6,017	6,036
Same property cash net operating income from continuing operations	$69,298	$68,290	$135,920	$137,816

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

An investment in our securities involves various risks. All investors should carefully consider the following risk factors in conjunction with the other information contained in this Quarterly Report and our 2010 Annual Report before trading in our securities. If any of these risks actually occur, our business, operating results, prospects and financial condition could be harmed.

Adverse economic conditions in our markets that negatively impact the demand for office space, such as high unemployment, may result in lower occupancy and rental rates for our portfolio, which would adversely affect our operating results. While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in Florida, Georgia, North Carolina and Tennessee are and will continue to be important determinative factors in predicting our future operating results.

Key components affecting our rental and other revenues include average occupancy and rental rates. Average occupancy generally increases during times of improving economic growth, as our ability to lease space outpaces vacancies that occur upon the expirations of existing leases. Average occupancy generally declines during times of slower or negative economic growth and decreasing office employment because new vacancies tend to outpace our ability to lease space. In addition, the timing of changes in occupancy levels tends to lag the timing of changes in overall economic activity and employment levels. For additional information regarding our average occupancy and rental rate trends over the past five years, please read “Item 2. Properties – Wholly Owned Properties” in our 2010 Annual Report. Lower rental revenues resulting from lower average occupancy or lower rental rates with respect to our same property portfolio will generally reduce our operating results unless offset by the impact of any newly acquired or developed properties or lower variable operating expenses, general and administrative expenses and/or interest expense.

We face considerable competition in the leasing market and may be unable to renew existing leases or re-let space on terms similar to the existing leases, or we may expend significant capital in our efforts to re-let space, which may adversely affect our operating results. Approximately 10-15% of our rental revenues at the beginning of any particular year are subject to leases that expire by the end of that year. Please read “Item 2. Properties – Lease Expirations” in our 2010 Annual Report. As a result, in addition to seeking to increase our average occupancy by leasing current vacant space, we also concentrate our leasing efforts on renewing leases on expiring space.  Because we compete with a number of other developers, owners and operators of office and office-oriented, mixed-use properties, we may be unable to renew leases with our existing customers and, if our current customers do not renew their leases, we may be unable to re-let the space to new customers. To the extent that we are able to renew leases that are scheduled to expire in the short-term or re-let such space to new customers, heightened competition resulting from adverse market conditions may require us to utilize rent concessions and tenant improvements to a greater extent than we historically have. Further, customers may seek to downsize by leasing less space from us upon any renewal.

If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers upon expiration of their existing leases. Even if our customers renew their leases or we are able to re-let the space, the terms and other costs of renewal or re-letting, including the cost of required renovations, increased tenant improvement allowances, leasing commissions, reduced rental rates and other potential concessions, may be less favorable than the terms of our current leases and could require significant capital expenditures. From time to time, we may also agree to modify the terms of existing leases to incentivize customers to renew their leases.  If we are unable to renew leases or re-let space in a reasonable time, or if our rental rates decline or our tenant improvement costs, leasing commissions or other costs increase, our financial condition, cash flows, cash available for distribution, value of our common stock, and ability to satisfy our debt service obligations could be materially adversely affected.

Difficulties or delays in renewing leases with large customers or re-leasing space vacated by large customers could materially impact our operating results. While no customer other than the federal government currently accounts for more than 3.5% of our revenues, the 20 largest customers of our wholly owned properties account for nearly one-third of our revenues. Please read “Item 2. Properties – Customers” in our 2010 Annual Report. Customers that currently account for more than 1.5% of our revenues include the Federal Government, AT&T, PricewaterhouseCoopers, the State of Georgia and Healthways. There are no assurances that these customers, or any of our other large customers, will renew all or any of their space upon expiration of their current leases.

Some of our leases provide customers with the right to terminate their leases early, which could have an adverse effect on our cash flow and results of operations.  Certain of our leases permit our customers to terminate their leases as to all or a portion of the leased premises prior to their stated lease expiration dates under certain circumstances, such as providing notice by a certain date and, in most cases, paying a termination fee. To the extent that our customers exercise early termination rights, our cash flow and earnings will be adversely affected, and we can provide no assurances that we will be able to generate an equivalent amount of net effective rent by leasing the vacated space to new third party customers.

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

Our operating results and financial condition could be adversely affected by financial difficulties experienced by a major customer, or by a number of smaller customers, including bankruptcies, insolvencies or general downturns in business. The success of our investments and stability of our operations depend on the financial stability of our customers. A default or termination by a significant customer on its lease payments to us would cause us to lose the revenue associated with such lease. In the event of a customer default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing the property. We cannot evict a customer solely because of its bankruptcy.  On the other hand, a court might authorize the customer to reject and terminate its lease.  In such case, our claim against the bankrupt customer for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease.  As a result, our claim for unpaid rent would likely not be paid in full.  If a customer defaults on or terminates a significant lease, we may not be able to recover the full amount of unpaid rent or be able to lease the property for the rent previously received, if at all. In any of these instances, we may also be required to write off deferred leasing costs and accrued straight-line rents receivable. These events would adversely impact our operating results.

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

In addition to acquisitions, we periodically consider developing and re-developing properties. Risks associated with development and re-development activities include:

•	the unavailability of favorable construction and/or permanent financing;

•	construction costs exceeding original estimates;

•	construction and lease-up delays resulting in increased debt service expense and construction costs; and

•	lower than anticipated occupancy rates and rents causing a property to be unprofitable or less profitable than originally estimated.

Development and re-development activities are also subject to risks relating to our ability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental and utility company authorizations.

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

Because holders of Common Units, including one of the Company’s officers and two of the Company’s directors, may suffer adverse tax consequences upon the sale of some of our properties, they may seek to influence us not to sell certain properties even if such a sale would otherwise be in our best interest. Holders of Common Units may suffer adverse tax consequences upon the sale of certain properties. Therefore, holders of Common Units, including one of our officers and two of our directors, may have different objectives than our stockholders regarding the appropriate pricing and timing of a property’s sale. Although the Company is the sole general partner of the Operating Partnership and has the exclusive authority to sell any of our wholly owned properties, officers and directors who hold Common Units may seek to influence us not to sell certain properties even if such sale might be financially advantageous to stockholders, creditors, bondholders or our business as a whole or influence us to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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

Our insurance coverage on our properties may be inadequate. We carry insurance on all of our properties, including insurance for liability, fire, windstorms, floods, earthquakes and business interruption. Insurance companies, however, limit coverage against certain types of losses, such as losses due to terrorist acts, named windstorms, earthquakes and toxic mold. Thus, we may not have insurance coverage, or sufficient insurance coverage, against certain types of losses and/or there may be decreases in the insurance coverage available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. If any of our properties were to experience a catastrophic loss, it could disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Further, if any our insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Such events could adversely affect our operating results and financial condition.

Our use of debt to finance our operations could have a material adverse effect on our cash flow and ability to make distributions. We are subject to risks associated with debt financing, such as the sufficiency of cash flow to meet required payment obligations, ability to comply with financial ratios and other covenants and the availability of capital to refinance existing indebtedness or fund important business initiatives. Increases in interest rates on our variable rate debt would increase our interest expense. If we fail to comply with the financial ratios and other covenants under our credit facilities, we would likely not be able to borrow any further amounts under such facilities, which could adversely affect our ability to fund our operations, and our lenders could accelerate outstanding debt. Further, we are currently assigned corporate credit ratings from Moody’s Investors Service and Standard and Poor’s Rating Services based on their evaluation of our creditworthiness. These agencies’ ratings are based on a number of factors, some of which are not within our control. In addition to factors specific to our financial strength and performance, the rating agencies also consider conditions affecting REITs generally. We cannot assure you that our credit rating will not be downgraded. If our credit ratings are downgraded or other negative action is taken, we could be required, among other things, to pay additional interest and fees on outstanding borrowings under our revolving credit facility.

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

The Company may be subject to taxation as a regular corporation if it fails to maintain its REIT status, whichcould also have a material adverse effect on the Company’s stockholders and on the Operating Partnership. We may be subject to adverse consequences if the Company fails to continue to qualify as a REIT for federal income tax purposes. While we intend to operate in a manner that will allow the Company to continue to qualify as a REIT, we cannot provide any assurances that the Company will remain qualified as such in the future, which would have particularly adverse consequences to the Company’s stockholders. Many of the requirements for taxation as a REIT are highly technical and complex and depend upon various factual matters and circumstances that may not be entirely within our control. For example, to qualify as a REIT, at least 95.0% of our gross income must come from certain sources that are itemized in the REIT tax laws. The fact that the Company holds virtually all of its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might change the tax laws and regulations and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates and would, therefore, have less cash available for investments or payment of principal and interest to creditors or bondholders. Such events would likely have a significant adverse effect on our operating results and financial condition.

The market value of the Common Stock can be adversely affected by many factors. As with any public company, a number of factors may adversely influence the public market price of the Common Stock.  These factors include:

•	the level of institutional interest in us;

•	the perceived attractiveness of investment in us, in comparison to other REITs;

•	the attractiveness of securities of REITs in comparison to other asset classes taking into account, among other things, that a substantial portion of REITs’ dividends are taxed as ordinary income;

•	our financial condition and performance;

•	the market’s perception of our growth potential and potential future cash dividends;

•	government action or regulation, including changes in tax law;

•	increases in market interest rates, which may lead investors to expect a higher annual yield from our distributions in relation to the price of the Common Stock;

•	changes in federal tax laws;

•	changes in our credit ratings; and

•	any negative change in the level of our dividend.

We cannot assure you that we will continue to pay dividends and distributions at historical rates.  We generally expect to use cash flows from operating activities to fund dividends and distributions. The following factors will affect such cash flows and, accordingly, influence the decisions of the Company’s board of directors regarding dividends:

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

The decision to declare and pay dividends on the Common Stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of the Company’s board of directors Any change in our dividend policy could have a material adverse effect on the market price of the Common Stock.

Cash distributions reduce the amount of cash that would otherwise be available for other business purposes, including funding debt maturities or future growth initiatives. For the Company to maintain its qualification as a REIT, it must annually distribute to its stockholders at least 90% of REIT taxable income, excluding net capital gains. In addition, although capital gains are not required to be distributed to maintain REIT status, capital gains, if any, that are generated as part of our capital recycling program are subject to federal and state income tax unless such gains are distributed to our stockholders. Cash distributions made to stockholders to maintain REIT status or to distribute otherwise taxable capital gains limit our ability to accumulate capital for other business purposes, including funding debt maturities or growth initiatives.

Because provisions contained in Maryland law, the Company’s charter and the Company’s bylaws may have an anti-takeover effect, stockholders may be prevented from receiving a “control premium” for the Common Stock. Provisions contained in the Company’s charter and bylaws as well as Maryland general corporation law may have anti-takeover effects that delay, defer or prevent a takeover attempt, and thereby prevent our stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for the Common Stock or purchases of large blocks of the Common Stock, thus limiting the opportunities for the Company’s stockholders to receive a premium for their shares of Common Stock over then-prevailing market prices. These provisions include the following:

•
Ownership limit. The Company's charter prohibits direct, indirect or constructive ownership by any person or entity of more than 9.8% of our outstanding capital stock. Any attempt to own or transfer shares of capital stock in excess of the ownership limit without the consent of the Company's board of directors will be void.

•
Preferred Stock. The Company’s charter authorizes the board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without stockholder approval. The issuance of preferred stock could have the effect of delaying or preventing someone from taking control of the Company, even if a change in control were in our best interest.

•
Maryland unsolicited takeover statute. Under Maryland law, the Company’s board of directors could adopt various anti-takeover provisions without the consent of stockholders. The adoption of such measures could discourage offers for the Company or make an acquisition of the Company more difficult, even when an acquisition would be in the best interest of the Company’s stockholders.

•
Anti-takeover protections of operating partnership agreement. Upon a change in control of the Company, the partnership agreement of the Operating Partnership requires certain acquirers to maintain an umbrella partnership real estate investment trust structure with terms at least as favorable to the limited partners as are currently in place. For instance, the acquirer would be required to preserve the limited partner’s right to continue to hold tax-deferred partnership interests that are redeemable for capital stock of the acquirer. Exceptions would require the approval of two-thirds of the limited partners of our operating partnership (other than our company). These provisions may make a change of control transaction involving our company more complicated and therefore might decrease the likelihood of such a transaction occurring, even if such a transaction would be in the best interest of the Company’s stockholders.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the second quarter of 2011, the Company issued an aggregate of 13,096 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 5. OTHER EVENTS

 As previously reported, at the Company’s annual meeting of stockholders held on May 12, 2011, a substantial majority of the holders of our common stock cast advisory votes supporting the recommendation of the Company’s Board of Directors that stockholders be provided the opportunity to cast advisory votes on our executive compensation programs every year.  An advisory vote on executive compensation is referred to as a “say-on-pay vote.”   In light of the Board’s recommendation and the preference of our stockholders as expressed at the annual meeting, the Company has decided to hold say-on-pay votes at its annual meeting every year.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Third Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein

10.2
Amendment No. 1, dated as of July 27, 2011, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein

12.1	Statement re: Computation of Ratios of the Company

12.2	Statement re: Computation of Ratios of the Operating Partnership

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Extension Labels Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

__________

* To be filed by amendment as permitted by the 30-day grace period set forth in SEC Release 33-9002.

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

Date: July 29, 2011