Form 10-Q/A
period 2011-06-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2011-08-11
CIK 921082, 941713

UNITED STATES
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 72,399,428 shares of Common Stock outstanding as of July 20, 2011.

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on July 29, 2011 (the “Form 10-Q”), is solely to furnish the interactive data files using the eXtensible Business Reporting Language Format ("XBRL") contained in Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1*	Third Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein

10.2*
Amendment No. 1, dated as of July 27, 2011, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein

12.1*	Statement re: Computation of Ratios of the Company

12.2*	Statement re: Computation of Ratios of the Operating Partnership

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.3*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

31.4*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.3*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

32.4*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

* Previously filed with Form 10-Q on July 29, 2011.

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

Date: August 11, 2011