Form 10-Q
period 2011-09-30
HIGHWOODS PROPERTIES INC; HIGHWOODS REALTY LTD PARTNERSHIP
filed 2011-10-27
CIK 921082, 941713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Highwoods Properties, Inc.  Yes  ☐    No ☒            Highwoods Realty Limited Partnership  Yes  ☐    No ☒

The Company had 72,579,381 shares of Common Stock outstanding as of October 20, 2011.

HIGHWOODS PROPERTIES, INC.
HIGHWOODS REALTY LIMITED PARTNERSHIP

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

Certain information contained herein is presented as of October 20, 2011, the latest practicable date prior to the filing of this Quarterly Report.

HIGHWOODS PROPERTIES, INC.

Consolidated Balance Sheets

(Unaudited and in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$368,948	$345,088
Buildings and tenant improvements	3,115,149	2,883,092
Development in process	7,576	4,524
Land held for development	106,975	107,101
	3,598,648	3,339,805
Less-accumulated depreciation	(878,702)	(830,153)
Net real estate assets	2,719,946	2,509,652
For-sale residential condominiums	4,995	8,225
Real estate and other assets, net, held for sale	—	13,607
Cash and cash equivalents	11,088	14,206
Restricted cash	23,230	4,399
Accounts receivable, net of allowance of $3,581 and $3,595, respectively	23,443	20,716
Mortgages and notes receivable, net of allowance of $545 and $868, respectively	18,706	19,044
Accrued straight-line rents receivable, net of allowance of $1,366 and $2,209, respectively	102,338	93,178
Investment in and advances to unconsolidated affiliates	99,910	63,607
Deferred financing and leasing costs, net of accumulated amortization of $60,950 and $59,360, respectively	129,311	85,001
Prepaid expenses and other assets	38,940	40,200
Total Assets	$3,171,907	$2,871,835

Liabilities, Noncontrolling Interests in the Operating Partnership and Equity:
Mortgages and notes payable	$1,893,981	$1,522,945
Accounts payable, accrued expenses and other liabilities	127,664	106,716
Financing obligations	32,775	33,114
Total Liabilities	2,054,420	1,662,775
Commitments and contingencies
Noncontrolling interests in the Operating Partnership	105,995	120,838
Equity:
Preferred Stock, $.01 par value, 50,000,000 authorized shares;
8.625% Series A Cumulative Redeemable Preferred Shares (liquidation preference $1,000 per share), 29,077 and 29,092 shares issued and outstanding, respectively	29,077	29,092
8.000% Series B Cumulative Redeemable Preferred Shares (liquidation preference $25 per share), 0 and 2,100,000 shares issued and outstanding, respectively	—	52,500
Common Stock, $.01 par value, 200,000,000 authorized shares;
72,579,381 and 71,690,487 shares issued and outstanding, respectively	726	717
Additional paid-in capital	1,807,107	1,766,886
Distributions in excess of net income available for common stockholders	(826,435)	(761,785)
Accumulated other comprehensive loss	(3,606)	(3,648)
Total Stockholders’ Equity	1,006,869	1,083,762
Noncontrolling interests in consolidated affiliates	4,623	4,460
Total Equity	1,011,492	1,088,222
Total Liabilities, Noncontrolling Interests in the Operating Partnership and Equity	$3,171,907	$2,871,835

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Income

(Unaudited and in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and other revenues	$122,086	$115,528	$354,122	$343,796
Operating expenses:
Rental property and other expenses	46,019	43,339	128,360	122,986
Depreciation and amortization	36,320	34,183	103,467	100,081
Impairment of assets held for use	2,429	—	2,429	—
General and administrative	12,212	8,882	27,983	24,369
Total operating expenses	96,980	86,404	262,239	247,436
Interest expense:
Contractual	23,356	22,020	68,727	65,527
Amortization of deferred financing costs	806	858	2,448	2,528
Financing obligations	228	460	665	1,330
	24,390	23,338	71,840	69,385
Other income:
Interest and other income	1,505	1,709	5,277	4,374
Loss on debt extinguishment	—	(85)	(24)	(85)
	1,505	1,624	5,253	4,289
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	2,221	7,410	25,296	31,264
Gains on disposition of property	262	19	462	55
Gains/(losses) on for-sale residential condominiums	(476)	54	(322)	407
Gains on disposition of investment in unconsolidated affiliates	2,282	—	2,282	25,330
Equity in earnings of unconsolidated affiliates	1,113	1,018	3,933	2,701
Income from continuing operations	5,402	8,501	31,651	59,757
Discontinued operations:
Income from discontinued operations	269	272	897	1,233
Net gains/(losses) on disposition of discontinued operations	2,573	—	2,573	(86)
	2,842	272	3,470	1,147
Net income	8,244	8,773	35,121	60,904
Net (income) attributable to noncontrolling interests in the Operating Partnership	(366)	(366)	(1,496)	(2,819)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(249)	148	(554)	(281)
Dividends on Preferred Stock	(627)	(1,677)	(3,926)	(5,031)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)	—
Net income available for common stockholders	$7,002	$6,878	$27,250	$52,773
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common stockholders	0.04	—	0.05	0.02
Net income available for common stockholders	$0.10	$0.10	$0.38	$0.74
Weighted average Common Shares outstanding – basic	72,492	71,631	72,176	71,549
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common stockholders	0.04	—	0.05	0.02
Net income available for common stockholders	$0.10	$0.10	$0.38	$0.74
Weighted average Common Shares outstanding – diluted	76,402	75,638	76,127	75,537
Dividends declared per Common Share	$0.425	$0.425	$1.275	$1.275
Net income available for common stockholders:
Income from continuing operations available for common stockholders	$4,301	$6,620	$23,953	$51,684
Income from discontinued operations available for common stockholders	2,701	258	3,297	1,089
Net income available for common stockholders	$7,002	$6,878	$27,250	$52,773

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Equity

Nine Months Ended September 30, 2011 and 2010

(Unaudited and in thousands, except share amounts)

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non- Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2010	71,690,487	$717	$29,092	$52,500	$1,766,886	$(3,648)	$4,460	$(761,785)	$1,088,222
Issuances of Common Stock, net	711,234	7	—	—	22,036	—	—	—	22,043
Conversion of Common Units to Common Stock	43,308	—	—	—	1,344	—	—	—	1,344
Dividends on Common Stock	—	—	—	—	—	—	—	(91,900)	(91,900)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(3,926)	(3,926)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	10,177	—	—	—	10,177
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(391)	—	(391)
Issuances of restricted stock, net	134,352	—	—	—	—	—	—	—	—
Redemptions/repurchases of Preferred Stock	—	—	(15)	(52,500)	1,895	—	—	(1,895)	(52,515)
Share-based compensation expense	—	2	—	—	4,769	—	—	—	4,771
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(1,496)	(1,496)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	554	(554)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	35,121	35,121
Other comprehensive income	—	—	—	—	—	42	—	—	42
Total comprehensive income									35,163
Balance at September 30, 2011	72,579,381	$726	$29,077	$—	$1,807,107	$(3,606)	$4,623	$(826,435)	$1,011,492

	Number of Common Shares	Common Stock	Series A Cumulative Redeemable Preferred Shares	Series B Cumulative Redeemable Preferred Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Non- Controlling Interests in Consolidated Affiliates	Distributions in Excess of Net Income Available for Common Stockholders	Total
Balance at December 31, 2009	71,285,303	$713	$29,092	$52,500	$1,751,398	$(3,811)	$5,183	$(701,932)	$1,133,143
Issuances of Common Stock, net	112,815	1	—	—	2,075	—	—	—	2,076
Conversion of Common Units to Common Stock	93,971	1	—	—	2,957	—	—	—	2,958
Dividends on Common Stock	—	—	—	—	—	—	—	(91,197)	(91,197)
Dividends on Preferred Stock	—	—	—	—	—	—	—	(5,031)	(5,031)
Adjustment of noncontrolling interests in the Operating Partnership to fair value	—	—	—	—	1,480	—	—	—	1,480
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	(506)	—	(506)
Issuances of restricted stock, net	164,143	—	—	—	—	—	—	—	—
Share-based compensation expense	—	2	—	—	5,058	—	—	—	5,060
Net (income) attributable to noncontrolling interests in the Operating Partnership	—	—	—	—	—	—	—	(2,819)	(2,819)
Net (income) attributable to noncontrolling interests in consolidated affiliates	—	—	—	—	—	—	281	(281)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	60,904	60,904
Other comprehensive income	—	—	—	—	—	836	—	—	836
Total comprehensive income									61,740
Balance at September 30, 2010	71,656,232	$717	$29,092	$52,500	$1,762,968	$(2,975)	$4,958	$(740,356)	$1,106,904

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$35,121	$60,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,594	100,728
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,347	807
Share-based compensation expense	4,771	5,060
Allowance for losses on accounts and accrued straight-line rents receivable	1,586	3,605
Amortization of deferred financing costs	2,448	2,528
Amortization of settled cash-flow hedges	(87)	262
Impairment of assets held for use	2,429	—
Loss on debt extinguishment	24	85
Net (gains)/losses on disposition of property	(3,035)	31
(Gains)/losses on for-sale residential condominiums	322	(407)
Gains on disposition of investment in unconsolidated affiliates	(2,282)	(25,330)
Equity in earnings of unconsolidated affiliates	(3,933)	(2,701)
Changes in financing obligations	(339)	103
Distributions of earnings from unconsolidated affiliates	3,400	2,933
Changes in operating assets and liabilities:
Accounts receivable	(3,493)	(4,689)
Prepaid expenses and other assets	(586)	(195)
Accrued straight-line rents receivable	(9,280)	(8,477)
Accounts payable, accrued expenses and other liabilities	4,118	7,407
Net cash provided by operating activities	136,125	142,654
Investing activities:
Additions to real estate assets and deferred leasing costs	(150,558)	(66,370)
Net proceeds from disposition of real estate assets	16,530	6,801
Net proceeds from disposition of for-sale residential condominiums	2,770	3,732
Proceeds from disposition of investment in unconsolidated affiliates	4,756	15,000
Distributions of capital from unconsolidated affiliates	1,304	1,591
Repayments of mortgages and notes receivable	338	231
Investment in and advances to unconsolidated affiliates	(39,665)	(907)
Changes in restricted cash and other investing activities	(15,598)	2,396
Net cash used in investing activities	(180,123)	(37,526)
Financing activities:
Dividends on Common Stock	(91,900)	(91,197)
Redemptions/repurchases of Preferred Stock	(52,515)	—
Dividends on Preferred Stock	(3,926)	(5,031)
Distributions to noncontrolling interests in the Operating Partnership	(4,818)	(4,857)
Distributions to noncontrolling interests in consolidated affiliates	(391)	(506)
Net proceeds from the issuance of Common Stock	22,043	2,076
Borrowings on revolving credit facility	285,400	4,000
Repayments of revolving credit facility	(150,400)	(4,000)
Borrowings on mortgages and notes payable	200,000	10,368
Repayments of mortgages and notes payable	(156,602)	(18,205)
Additions to deferred financing costs and other financing activities	(6,011)	(506)
Net cash provided by/(used in) financing activities	40,880	(107,858)
Net decrease in cash and cash equivalents	(3,118)	(2,730)
Cash and cash equivalents at beginning of the period	14,206	23,699
Cash and cash equivalents at end of the period	$11,088	$20,969

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Consolidated Statements of Cash Flows – Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$69,321	$66,435

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2011	2010
Conversion of Common Units to Common Stock	$1,344	$2,958
Change in accrued capital expenditures	$3,707	$890
Write-off of fully depreciated real estate assets	$39,039	$34,703
Write-off of fully amortized deferred financing and leasing costs	$13,683	$11,521
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$(354)	$489
Settlement of financing obligation	$—	$4,184
Adjustment of noncontrolling interests in the Operating Partnership to fair value	$(10,177)	$(1,480)
Unrealized gain on tax increment financing bond	$129	$471
Mortgages receivable from seller financing	$—	$17,030
Assumption of mortgages and notes payable related to acquisition activities	$192,367	$40,306

See accompanying notes to consolidated financial statements.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements

September 30, 2011

(tabular dollar amounts in thousands, except per share data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. At September 30, 2011, the Company and/or the Operating Partnership wholly owned: 302 in-service office, industrial and retail properties, comprising 29.2 million square feet; 96 rental residential units; 18 for-sale residential condominiums; 601 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional office property that is considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At September 30, 2011, the Company owned all of the Preferred Units and 72.2 million, or 95.1%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2011, the Company redeemed 43,308 Common Units for a like number of shares of Common Stock.

Common Stock Offering

We have entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of our Common Stock by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the third quarter of 2011, we issued 142,000 shares of Common Stock under these agreements at an average price of $34.21 per share raising net proceeds, after sales commissions and expenses, of $4.8 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three and nine months ended September 30, 2010 were revised from previously reported amounts to reflect those properties sold or held for sale which required discontinued operations presentation.

Our Consolidated Financial Statements include the Operating Partnership, wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At September 30, 2011 and December 31, 2010, we were not involved with any entities that were determined to be variable interest entities.

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

2.      Real Estate Assets

Acquisitions

In the third quarter of 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition, which are included in general and administrative expense for the three and nine months ended September 30, 2011.

In the third quarter of 2011, we also acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition, which are included in general and administrative expense for the three and nine months ended September 30, 2011.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. These estimates are subject to change during the measurement period upon the completion of acquisition accounting, including the finalization of asset valuations. The following table sets forth a summary of the preliminary acquisition purchase price consideration for each major class of assets acquired and liabilities assumed in the acquisitions discussed above:

Total Purchase Price Consideration
Real estate assets	$241,602
Acquisition-related intangible assets (in deferred financing and leasing costs)	39,721
Furniture, fixtures and equipment (in prepaid expenses and other assets)	1,101
Acquisition-related intangible liabilities (in accounts payable, accrued expenses and other liabilities)	(15,627)
Total consideration	$266,797

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

2.      Real Estate Assets - Continued

The following tables set forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocation, assuming the acquisitions discussed above both occurred as of the beginning of each annual reporting period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proforma rental and other revenues	$133,669	$129,590	$393,640	$385,400
Proforma net income	$7,568	$8,180	$32,823	$59,124
Proforma earnings per share - basic	$0.09	$0.09	$0.34	$0.71
Proforma earnings per share - diluted	$0.09	$0.09	$0.34	$0.71

Dispositions

During the third quarter of 2011, we sold an office property and adjacent land parcel in one transaction in Winston-Salem, NC for gross proceeds of $15.0 million. We recorded gain on disposition of discontinued operations of $2.6 million and gain on disposition of property of $0.3 million related to the office property and land, respectively, in the third quarter of 2011.

Impairments

We recorded impairment of assets held for use of $2.4 million in the third quarter of 2011 on two office properties located in Orlando, FL due to a change in the assumed timing of future disposition. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

3.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	September 30, 2011	December 31, 2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	2,071	2,732
Less allowance	(545)	(868)
	1,526	1,864
Mortgages and notes receivable, net	$18,706	$19,044

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning notes receivable allowance	$617	$771	$868	$698
Bad debt expense	—	240	184	328
Write-offs	(1)	(6)	(365)	(11)
Recoveries/other	(71)	(55)	(142)	(65)
Total notes receivable allowance	$545	$950	$545	$950

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

3.      Mortgages and Notes Receivable - Continued

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in the second quarter of 2010. As of September 30, 2011, the contractual payments on both mortgages receivable were current and there were no indications of impairment on the receivables.

4.      Investment in and Advances to Unconsolidated Affiliates

We have equity interests of 50.0% or less in various joint ventures with unrelated third parties and a debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income Statements:
Revenues	$25,623	$26,517	$75,619	$93,819
Expenses:
Rental property and other expenses	10,805	12,664	33,576	45,463
Depreciation and amortization	6,759	6,730	19,670	24,108
Interest expense	5,976	6,094	17,841	21,892
Total expenses	23,540	25,488	71,087	91,463
Net income	$2,083	$1,029	$4,532	$2,356
Our share of:
Depreciation and amortization of real estate assets	$2,066	$2,115	$6,192	$8,193
Interest expense	$1,965	$2,190	$6,159	$8,368
Net income	$442	$432	$2,112	$952

Our share of net income	$442	$432	$2,112	$952
Purchase accounting and management, leasing and other fees adjustments	671	586	1,821	1,749
Equity in earnings of unconsolidated affiliates	$1,113	$1,018	$3,933	$2,701

In the third quarter of 2011, our joint venture partner exercised its option to acquire our 10.0% equity interest in the HIW Development B, LLC joint venture, which recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate related to this merchant build project of $2.3 million in the third quarter of 2011.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	September 30, 2011	December 31, 2010
Assets:
Deferred financing costs	$19,168	$16,412
Less accumulated amortization	(6,192)	(7,054)
	12,976	9,358
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	171,093	127,949
Less accumulated amortization	(54,758)	(52,306)
	116,335	75,643
Deferred financing and leasing costs, net	$129,311	$85,001

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related intangible liabilities	$16,455	$658
Less accumulated amortization	(425)	(125)
	$16,030	$533

The following table sets forth amortization of intangible assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of deferred financing costs	$806	$858	$2,448	$2,528
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$5,188	$3,912	$13,945	$11,495
Amortization of lease incentives (in rental and other revenues)	$368	$270	$1,009	$807
Amortization of acquisition-related intangible assets (in rental and other revenues)	$240	$200	$618	$318
Amortization of acquisition-related intangible liabilities (in rental and other revenues)	$(229)	$(27)	$(280)	$(69)

The following table sets forth scheduled future amortization of intangible assets and liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Liabilities (in Rental and Other Revenues)
October 1, 2011 through December 31, 2011	$931	$6,263	$323	$271	$(141)
2012	3,192	22,604	1,234	1,049	(556)
2013	2,956	17,849	1,080	802	(542)
2014	2,660	13,609	913	505	(467)
2015	2,064	9,950	695	335	(421)
Thereafter	1,173	35,214	2,536	1,103	(13,903)
	$12,976	$105,489	$6,781	$4,065	$(16,030)

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

5.      Intangible Assets and Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related intangible liabilities (in rental and other revenues) were 3.9 years, 6.4 years, 8.1 years, 5.8 years and 8.8 years, respectively, as of September 30, 2011.

In connection with the acquisitions of office properties in Atlanta, GA and Pittsburgh, PA in the third quarter of 2011, we recorded $1.6 million of above market lease intangible assets, $38.1 million of in-place lease intangible assets and $15.6 million of below market lease intangible liabilities with weighted average amortization periods of 5.4 years, 6.7 years and 8.8 years, respectively.

6.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	September 30, 2011	December 31, 2010
Secured indebtedness	$937,846	$754,399
Unsecured indebtedness	956,135	768,546
Total mortgages and notes payable	$1,893,981	$1,522,945

At September 30, 2011, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.5 billion.

In the third quarter of 2011, we obtained a new $475.0 million unsecured revolving credit facility, which replaced our previously existing $400.0 million revolving credit facility. Our new revolving credit facility is originally scheduled to mature on July 27, 2015. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The new credit facility includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. The interest rate on the new facility at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee under the new facility are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s. The financial and other covenants under the new facility are substantially the same as our previous credit facility. There was $165.0 million and $347.0 million outstanding under our revolving credit facility at September 30, 2011 and October 20, 2011, respectively. At both September 30, 2011 and October 20, 2011, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2011 and October 20, 2011 was $309.8 million and $127.8 million, respectively.

Our secured construction facility, which has $52.1 million outstanding at September 30, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points.

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

(tabular dollar amounts in thousands, except per share data)

7.      Noncontrolling Interests

Noncontrolling Interests in the Operating Partnership

Noncontrolling interests in the Operating Partnership relate to the ownership of Common Units by various individuals and entities other than the Company. The following table sets forth noncontrolling interests in the Operating Partnership:

	Nine Months Ended September 30,
	2011	2010
Beginning noncontrolling interests in the Operating Partnership	$120,838	$129,769
Adjustments of noncontrolling interests in the Operating Partnership to fair value	(10,177)	(1,480)
Conversion of Common Units to Common Stock	(1,344)	(2,958)
Net income attributable to noncontrolling interests in the Operating Partnership	1,496	2,819
Distributions to noncontrolling interests in the Operating Partnership	(4,818)	(4,857)
Total noncontrolling interests in the Operating Partnership	$105,995	$123,293

The following table sets forth net income available for common stockholders and transfers from noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available for common stockholders	$7,002	$6,878	$27,250	$52,773
Increase in additional paid in capital from conversion of Common Units to Common Stock	709	—	1,344	2,957
Change in equity from net income available for common stockholders and conversion of Common Units to Common Stock	$7,711	$6,878	$28,594	$55,730

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2011, noncontrolling interests in consolidated affiliates relates to our joint venture partner’s 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

We had no Level 2 assets or liabilities at both September 30, 2011 and December 31, 2010.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using broker opinions of value, substantiated by internal cash flow analyses.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

	September 30, 2011	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$2,919	$2,919	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,828	—	15,828
Impaired real estate assets	7,772	—	7,772
Total Assets	$26,519	$2,919	$23,600

Noncontrolling Interests in the Operating Partnership	$105,995	$105,995	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$2,919	$2,919	$—

	December 31, 2010	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Noncontrolling Interests in the Operating Partnership	$120,838	$120,838	$—

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

The following table sets forth our Level 3 asset:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asset:
Tax Increment Financing Bond
Beginning balance	$15,228	$17,017	$15,699	$16,871
Unrealized gain (in AOCL)	600	325	129	471
Ending balance	$15,828	$17,342	$15,828	$17,342

We own a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2011 was $2.4 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or higher, respectively, as of September 30, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and nine months ended September 30, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere in this Quarterly Report on Form 10-Q:

	Carrying Amount	Fair Value
September 30, 2011
Mortgages and notes receivable	$18,706	$19,094
Mortgages and notes payable	$1,893,981	$1,987,983
Financing obligations	$32,775	$21,252

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations	$33,114	$23,880

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

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

9.      Share-Based Payments

During the nine months ended September 30, 2011, we granted 146,581 stock options with an exercise price equal to the closing market price of a share of our Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.47. During the nine months ended September 30, 2011, we also granted 76,966 shares of time-based restricted stock and 57,386 shares of total return-based restricted stock with weighted average grant date fair values per share of $33.70 and $41.02, respectively. We recorded stock-based compensation expense of $1.3 million and $1.6 million during the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $5.1 million during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was $6.9 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining service period of 2.2 years.

10.      Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$8,244	$8,773	$35,121	$60,904
Other comprehensive income:
Unrealized gain on tax increment financing bond	600	325	129	471
Amortization of settled cash-flow hedges	(30)	(25)	(87)	262
Sale of cash-flow hedge related to disposition of investment in unconsolidated affiliate	—	—	—	103
Total other comprehensive income	570	300	42	836
Total comprehensive income	$8,814	$9,073	$35,163	$61,740

The following table sets forth the components of accumulated other comprehensive loss (“AOCL”):

	September 30, 2011	December 31, 2010
Tax increment financing bond	$2,413	$2,543
Settled cash-flow hedges	1,193	1,105
Total accumulated other comprehensive loss	$3,606	$3,648

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

11.      Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and other revenues	$480	$535	$1,593	$3,092
Operating expenses:
Rental property and other expenses	211	166	570	1,214
Depreciation and amortization	—	98	127	647
Total operating expenses	211	264	697	1,861
Other income	—	1	1	2
Income from discontinued operations	269	272	897	1,233
Net gains/(losses) on disposition of discontinued operations	2,573	—	2,573	(86)
Total discontinued operations	$2,842	$272	$3,470	$1,147

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	September 30, 2011	December 31, 2010
Assets:
Land	$—	$2,788
Buildings and tenant improvements	—	12,707
Land held for development	—	2,766
Total real estate assets	—	18,261
Less accumulated depreciation	—	(5,012)
Net real estate assets	—	13,249
Deferred leasing costs, net	—	58
Accrued straight line rents receivable	—	257
Prepaid expenses and other assets	—	43
Real estate and other assets, net, held for sale	$—	$13,607
Tenant security deposits, deferred rents and accrued costs (1)	$—	$11
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per Common Share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per Common Share - basic:
Numerator:
Income from continuing operations	$5,402	$8,501	$31,651	$59,757
Net (income) attributable to noncontrolling interests in the Operating Partnership from continuing operations	(225)	(352)	(1,323)	(2,761)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	(249)	148	(554)	(281)
Dividends on Preferred Stock	(627)	(1,677)	(3,926)	(5,031)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)	—
Income from continuing operations available for common stockholders	4,301	6,620	23,953	51,684
Income from discontinued operations	2,842	272	3,470	1,147
Net (income) attributable to noncontrolling interests in the Operating Partnership from discontinued operations	(141)	(14)	(173)	(58)
Income from discontinued operations available for common stockholders	2,701	258	3,297	1,089
Net income available for common stockholders	$7,002	$6,878	$27,250	$52,773
Denominator:
Denominator for basic earnings per Common Share – weighted average shares	72,492	71,631	72,176	71,549
Earnings per Common Share – basic:
Income from continuing operations available for common stockholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common stockholders	0.04	—	0.05	0.02
Net income available for common stockholders	$0.10	$0.10	$0.38	$0.74
Earnings per Common Share - diluted:
Numerator:
Income from continuing operations	$5,402	$8,501	$31,651	$59,757
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	(249)	148	(554)	(281)
Dividends on Preferred Stock	(627)	(1,677)	(3,926)	(5,031)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—	—	(1,895)	—
Income from continuing operations available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	4,526	6,972	25,276	54,445
Income from discontinued operations available for common stockholders	2,842	272	3,470	1,147
Net income available for common stockholders before net (income) attributable to noncontrolling interests in the Operating Partnership	$7,368	$7,244	$28,746	$55,592
Denominator:
Denominator for basic earnings per Common Share –weighted average shares	72,492	71,631	72,176	71,549
Add:
Stock options using the treasury method	138	210	169	183
Noncontrolling interests partnership units	3,772	3,797	3,782	3,805
Denominator for diluted earnings per Common Share – adjusted weighted average shares and assumed conversions (1)	76,402	75,638	76,127	75,537
Earnings per Common Share – diluted:
Income from continuing operations available for common stockholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common stockholders	0.04	—	0.05	0.02
Net income available for common stockholders	$0.10	$0.10	$0.38	$0.74
__________

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

12.      Earnings Per Share – Continued

(1)
There were 0.4 million and 0.7 million options outstanding during the three months ended September 30, 2011 and 2010, respectively, and 0.3 million and 0.7 million options outstanding during the nine months ended September 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

13.      Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$13,045	$11,869	$37,290	$36,066
Greenville, SC	3,617	3,312	10,560	10,439
Kansas City, MO	3,559	3,673	10,801	11,044
Memphis, TN	10,270	9,692	30,450	24,888
Nashville, TN	15,598	14,598	45,576	44,562
Orlando, FL	2,677	2,920	7,614	8,985
Piedmont Triad, NC	4,914	5,270	15,549	16,034
Pittsburgh, PA	1,582	—	1,582	—
Raleigh, NC	20,051	18,843	59,472	56,174
Richmond, VA	13,378	12,209	36,431	35,485
Tampa, FL	17,776	17,830	52,026	53,807
Total Office Segment	106,467	100,216	307,351	297,484
Industrial:
Atlanta, GA	3,976	3,660	11,938	11,477
Piedmont Triad, NC	3,151	3,259	8,955	9,324
Total Industrial Segment	7,127	6,919	20,893	20,801
Retail:
Kansas City, MO	8,492	8,105	25,594	24,542
Total Retail Segment	8,492	8,105	25,594	24,542
Residential:
Kansas City, MO	—	288	284	969
Total Residential Segment	—	288	284	969
Total Rental and Other Revenues	$122,086	$115,528	$354,122	$343,796

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

13.      Segment Information – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$8,053	$7,388	$23,518	$22,848
Greenville, SC	2,097	1,858	6,239	6,307
Kansas City, MO	2,023	2,159	6,250	6,699
Memphis, TN	5,698	5,506	16,921	15,013
Nashville, TN	10,247	9,488	30,227	29,422
Orlando, FL	1,378	1,554	3,830	4,891
Piedmont Triad, NC	2,896	3,486	9,946	10,577
Pittsburgh, PA	897	—	897	—
Raleigh, NC	13,903	12,527	41,394	38,203
Richmond, VA	7,769	7,631	23,857	23,985
Tampa, FL	11,003	10,900	32,194	32,711
Total Office Segment	65,964	62,497	195,273	190,656
Industrial:
Atlanta, GA	2,859	2,492	8,699	8,055
Piedmont Triad, NC	2,251	2,459	6,583	6,834
Total Industrial Segment	5,110	4,951	15,282	14,889
Retail:
Kansas City, MO	5,027	4,573	15,149	14,671
Total Retail Segment	5,027	4,573	15,149	14,671
Residential:
Kansas City, MO (2)	(34)	168	58	594
Total Residential Segment	(34)	168	58	594
Total Net Operating Income	76,067	72,189	225,762	220,810
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(36,320)	(34,183)	(103,467)	(100,081)
Impairment of assets held for use	(2,429)	—	(2,429)	—
General and administrative expense	(12,212)	(8,882)	(27,983)	(24,369)
Interest expense	(24,390)	(23,338)	(71,840)	(69,385)
Interest and other income	1,505	1,624	5,253	4,289
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$2,221	$7,410	$25,296	$31,264
__________

(1)	Net of discontinued operations.

(2)	Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs with little or no corresponding revenue.

HIGHWOODS PROPERTIES, INC.

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per share data)

14.      Subsequent Events

On October 3, 2011, we repaid the remaining balance of $184.4 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012. We incurred no penalty related to this early repayment.

[This page is intentionally left blank]

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Balance Sheets

(Unaudited and in thousands, except unit and per unit amounts)

	September 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$368,948	$345,088
Buildings and tenant improvements	3,115,149	2,883,092
Development in process	7,576	4,524
Land held for development	106,975	107,101
	3,598,648	3,339,805
Less-accumulated depreciation	(878,702)	(830,153)
Net real estate assets	2,719,946	2,509,652
For-sale residential condominiums	4,995	8,225
Real estate and other assets, net, held for sale	—	13,607
Cash and cash equivalents	11,023	14,198
Restricted cash	23,230	4,399
Accounts receivable, net of allowance of $3,581 and $3,595, respectively	23,443	20,716
Mortgages and notes receivable, net of allowance of $545 and $868, respectively	18,706	19,044
Accrued straight-line rents receivable, net of allowance of $1,366 and $2,209, respectively	102,338	93,178
Investment in and advances to unconsolidated affiliates	98,784	62,451
Deferred financing and leasing costs, net of accumulated amortization of $60,950 and $59,360, respectively	129,311	85,001
Prepaid expenses and other assets	38,896	40,200
Total Assets	$3,170,672	$2,870,671

Liabilities, Redeemable Operating Partnership Units and Equity:
Mortgages and notes payable	$1,893,981	$1,522,945
Accounts payable, accrued expenses and other liabilities	127,664	106,716
Financing obligations	32,775	33,114
Total Liabilities	2,054,420	1,662,775
Commitments and Contingencies
Redeemable Operating Partnership Units:
Common Units, 3,750,679 and 3,793,987 outstanding, respectively	105,995	120,838
Series A Preferred Units (liquidation preference $1,000 per unit), 29,077 and 29,092 shares issued and outstanding, respectively	29,077	29,092
Series B Preferred Units (liquidation preference $25 per unit), 0 and 2,100,000 shares issued and outstanding, respectively	—	52,500
Total Redeemable Operating Partnership Units	135,072	202,430
Equity:
Common Units:
General partner Common Units, 759,213 and 750,757 outstanding, respectively	9,800	10,044
Limited partner Common Units, 71,411,359 and 70,530,921 outstanding, respectively	970,363	994,610
Accumulated other comprehensive loss	(3,606)	(3,648)
Noncontrolling interests in consolidated affiliates	4,623	4,460
Total Equity	981,180	1,005,466
Total Liabilities, Redeemable Operating Partnership Units and Equity	$3,170,672	$2,870,671

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Income

(Unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and other revenues	$122,086	$115,528	$354,122	$343,796
Operating expenses:
Rental property and other expenses	45,951	43,339	128,378	122,776
Depreciation and amortization	36,320	34,183	103,467	100,081
Impairment of assets held for use	2,429	—	2,429	—
General and administrative	12,280	8,882	27,965	24,579
Total operating expenses	96,980	86,404	262,239	247,436
Interest expense:
Contractual	23,356	22,020	68,727	65,527
Amortization of deferred financing costs	806	858	2,448	2,528
Financing obligations	228	460	665	1,330
	24,390	23,338	71,840	69,385
Other income:
Interest and other income	1,505	1,709	5,277	4,374
Loss on debt extinguishment	—	(85)	(24)	(85)
	1,505	1,624	5,253	4,289
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	2,221	7,410	25,296	31,264
Gains on disposition of property	262	19	462	55
Gains/(losses) on for-sale residential condominiums	(476)	54	(322)	407
Gains on disposition of investment in unconsolidated affiliates	2,282	—	2,282	25,330
Equity in earnings of unconsolidated affiliates	1,113	1,033	3,945	2,705
Income from continuing operations	5,402	8,516	31,663	59,761
Discontinued operations:
Income from discontinued operations	269	272	897	1,233
Net gains/(losses) on disposition of discontinued operations	2,573	—	2,573	(86)
	2,842	272	3,470	1,147
Net income	8,244	8,788	35,133	60,908
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(249)	148	(554)	(281)
Distributions on Preferred Units	(627)	(1,677)	(3,926)	(5,031)
Excess of preferred unit redemption/repurchase cost over carrying value	—	—	(1,895)	—
Net income available for common unitholders	$7,368	$7,259	$28,758	$55,596
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common unitholders	0.04	—	0.05	0.02
Net income available for common unitholders	$0.10	$0.10	$0.38	$0.74
Weighted average Common Units outstanding – basic	75,855	75,019	75,549	74,945
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common unitholders	0.04	—	0.05	0.02
Net income available for common unitholders	$0.10	$0.10	$0.38	$0.74
Weighted average Common Units outstanding – diluted	75,993	75,229	75,718	75,128
Distributions declared per Common Unit	$0.425	$0.425	$1.275	$1.275
Net income available for common unitholders:
Income from continuing operations available for common unitholders	$4,526	$6,987	$25,288	$54,449
Income from discontinued operations available for common unitholders	2,842	272	3,470	1,147
Net income available for common unitholders	$7,368	$7,259	$28,758	$55,596

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Equity

Nine Months Ended September 30, 2011 and 2010

(Unaudited and in thousands)

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2010	$10,044	$994,610	$(3,648)	$4,460	$1,005,466
Issuance of Common Units, net	220	21,823	—	—	22,043
Distributions on Common Units	(962)	(95,235)	—	—	(96,197)
Distributions on Preferred Units	(39)	(3,887)	—	—	(3,926)
Share-based compensation expense	48	4,723	—	—	4,771
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(391)	(391)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	144	14,095	—	—	14,239
Net (income) attributable to noncontrolling interests in consolidated affiliates	(6)	(548)	—	554	—
Comprehensive income:
Net income	351	34,782	—	—	35,133
Other comprehensive income	—	—	42	—	42
Total comprehensive income					35,175
Balance at September 30, 2011	$9,800	$970,363	$(3,606)	$4,623	$981,180

	Common Units
	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total
Balance at December 31, 2009	$10,485	$1,038,328	$(3,811)	$5,183	$1,050,185
Issuance of Common Units, net	21	2,055	—	—	2,076
Distributions on Common Units	(956)	(94,577)	—	—	(95,533)
Distributions on Preferred Units	(50)	(4,981)	—	—	(5,031)
Share-based compensation expense	51	5,009	—	—	5,060
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(506)	(506)
Adjustment of Redeemable Common Units to fair value and contributions/distributions from/to the General Partner	61	6,071	—	—	6,132
Net (income) attributable to noncontrolling interests in consolidated affiliates	(3)	(278)	—	281	—
Comprehensive income:
Net income	609	60,299	—	—	60,908
Other comprehensive income	—	—	836	—	836
Total comprehensive income					61,744
Balance at September 30, 2010	$10,218	$1,011,926	$(2,975)	$4,958	$1,024,127

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows

(Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$35,133	$60,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,594	100,728
Amortization of lease incentives and acquisition-related intangible assets and liabilities	1,347	807
Share-based compensation expense	4,771	5,060
Allowance for losses on accounts and accrued straight-line rents receivable	1,586	3,605
Amortization of deferred financing costs	2,448	2,528
Amortization of settled cash-flow hedges	(87)	262
Impairment of assets held for use	2,429	—
Loss on debt extinguishment	24	85
Net (gains)/losses on disposition of property	(3,035)	31
(Gains)/losses on for-sale residential condominiums	322	(407)
Gains on disposition of investment in unconsolidated affiliates	(2,282)	(25,330)
Equity in earnings of unconsolidated affiliates	(3,945)	(2,705)
Changes in financing obligations	(339)	103
Distributions of earnings from unconsolidated affiliates	3,382	2,887
Changes in operating assets and liabilities:
Accounts receivable	(3,493)	(4,689)
Prepaid expenses and other assets	(542)	(177)
Accrued straight-line rents receivable	(9,280)	(8,477)
Accounts payable, accrued expenses and other liabilities	4,118	7,407
Net cash provided by operating activities	136,151	142,626
Investing activities:
Additions to real estate assets and deferred leasing costs	(150,558)	(66,370)
Net proceeds from disposition of real estate assets	16,530	6,801
Net proceeds from disposition of for-sale residential condominiums	2,770	3,732
Proceeds from disposition of investment in unconsolidated affiliates	4,756	15,000
Distributions of capital from unconsolidated affiliates	1,304	1,591
Repayments of mortgages and notes receivable	338	231
Investment in and advances to unconsolidated affiliates	(39,665)	(907)
Changes in restricted cash and other investing activities	(15,598)	2,398
Net cash used in investing activities	(180,123)	(37,524)
Financing activities:
Distributions on Common Units	(96,197)	(95,533)
Redemptions/repurchases of Preferred Units	(52,515)	—
Distributions on Preferred Units	(3,926)	(5,031)
Distributions to noncontrolling interests in consolidated affiliates	(391)	(506)
Net proceeds from the issuance of Common Units	22,043	2,076
Borrowings on revolving credit facility	285,400	4,000
Repayments of revolving credit facility	(150,400)	(4,000)
Borrowings on mortgages and notes payable	200,000	10,368
Repayments of mortgages and notes payable	(156,602)	(18,205)
Additions to deferred financing costs and other financing activities	(6,615)	(853)
Net cash provided by/(used in) financing activities	40,797	(107,684)
Net decrease in cash and cash equivalents	(3,175)	(2,582)
Cash and cash equivalents at beginning of the period	14,198	23,519
Cash and cash equivalents at end of the period	$11,023	$20,937

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Consolidated Statements of Cash Flows - Continued

(Unaudited and in thousands)

Supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$69,321	$66,435

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2011	2010
Change in accrued capital expenditures	$3,707	$890
Write-off of fully depreciated real estate assets	$39,039	$34,703
Write-off of fully amortized deferred financing and leasing costs	$13,683	$11,521
Unrealized gains/(losses) on marketable securities of non-qualified deferred compensation plan	$(354)	$489
Settlement of financing obligation	$—	$4,184
Adjustment of Redeemable Common Units to fair value	$(14,843)	$(6,476)
Unrealized gain on tax increment financing bond	$129	$471
Mortgages receivable from seller financing	$—	$17,030
Assumption of mortgages and notes payable related to acquisition activities	$192,367	$40,306

See accompanying notes to consolidated financial statements.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements

September 30, 2011

(tabular dollar amounts in thousands, except per unit data)

(Unaudited)

1.      Description of Business and Significant Accounting Policies

Description of Business

The Company is a fully-integrated, self-administered and self-managed equity real estate investment trust (“REIT”) that provides leasing, management, development, construction and other customer-related services for its properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership. At September 30, 2011, the Company and/or the Operating Partnership wholly owned: 302 in-service office, industrial and retail properties, comprising 29.2 million square feet; 96 rental residential units; 18 for-sale residential condominiums; 601 acres of undeveloped land suitable for future development, of which 523 acres are considered core holdings; and an additional office property that is considered completed but not yet stabilized.

The Company is the sole general partner of the Operating Partnership. At September 30, 2011, the Company owned all of the Preferred Units and 72.2 million, or 95.1%, of the Common Units. Limited partners (including one officer and two directors of the Company) own the remaining 3.8 million Common Units. Generally, the Operating Partnership is obligated to redeem each Common Unit at the request of the holder thereof for cash equal to the value of one share of Common Stock, $.01 par value, based on the average of the market price for the 10 trading days immediately preceding the notice date of such redemption provided that the Company, at its option, may elect to acquire any such Common Units presented for redemption for cash or one share of Common Stock. The Common Units owned by the Company are not redeemable. During the nine months ended September 30, 2011, the Company redeemed 43,308 Common Units for a like number of shares of Common Stock.

Common Stock Offering

We have entered into equity sales agreements with various financial institutions to offer and sell, from time to time, shares of our Common Stock by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the institutions. During the third quarter of 2011, we issued 142,000 shares of Common Stock under these agreements at an average price of $34.21 per share raising net proceeds, after sales commissions and expenses, of $4.8 million.

Basis of Presentation

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our Consolidated Statements of Income for the three and nine months ended September 30, 2010 were revised from previously reported amounts to reflect those properties sold or held for sale which required discontinued operations presentation.

Our Consolidated Financial Statements include wholly owned subsidiaries and those entities in which we have the controlling financial interest. All significant intercompany transactions and accounts have been eliminated. At September 30, 2011 and December 31, 2010, we were not involved with any entities that were determined to be variable interest entities.

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

2.      Real Estate Assets

Acquisitions

In the third quarter of 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition, which are included in general and administrative expense for the three and nine months ended September 30, 2011.

In the third quarter of 2011, we also acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition, which are included in general and administrative expense for the three and nine months ended September 30, 2011.

The assets acquired and liabilities assumed were recorded at preliminary estimates of fair value as determined by management based on information available at the acquisition date and on current assumptions as to future operations. These estimates are subject to change during the measurement period upon the completion of acquisition accounting, including the finalization of asset valuations. The following table sets forth a summary of the preliminary acquisition purchase price consideration for each major class of assets acquired and liabilities assumed in the acquisitions discussed above:

Total Purchase Price Consideration
Real estate assets	$241,602
Acquisition-related intangible assets (in deferred financing and leasing costs)	39,721
Furniture, fixtures and equipment (in prepaid expenses and other assets)	1,101
Acquisition-related intangible liabilities (in accounts payable, accrued expenses and other liabilities)	(15,627)
Total consideration	$266,797

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

2.      Real Estate Assets - Continued

The following tables set forth our rental and other revenues and net income, adjusted for interest expense and depreciation and amortization related to purchase price allocation, assuming the acquisitions discussed above both occurred as of the beginning of each annual reporting period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proforma rental and other revenues	$133,669	$129,590	$393,640	$385,400
Proforma net income	$7,568	$8,180	$32,823	$59,124
Proforma earnings per share - basic	$0.09	$0.09	$0.34	$0.71
Proforma earnings per share - diluted	$0.09	$0.09	$0.34	$0.71

Dispositions

During the third quarter of 2011, we sold an office property and adjacent land parcel in one transaction in Winston-Salem, NC for gross proceeds of $15.0 million. We recorded gain on disposition of discontinued operations of $2.6 million and gain on disposition of property of $0.3 million related to the office property and land, respectively, in the third quarter of 2011.

Impairments

We recorded impairment of assets held for use of $2.4 million in the third quarter of 2011 on two office properties located in Orlando, FL due to a change in the assumed timing of future disposition. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

3.      Mortgages and Notes Receivable

The following table sets forth our mortgages and notes receivable:

	September 30, 2011	December 31, 2010
Seller financing (first mortgages)	$17,180	$17,180
Less allowance	—	—
	17,180	17,180
Promissory notes	2,071	2,732
Less allowance	(545)	(868)
	1,526	1,864
Mortgages and notes receivable, net	$18,706	$19,044

The following table sets forth our notes receivable allowance, which relates only to promissory notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning notes receivable allowance	$617	$771	$868	$698
Bad debt expense	—	240	184	328
Write-offs	(1)	(6)	(365)	(11)
Recoveries/other	(71)	(55)	(142)	(65)
Total notes receivable allowance	$545	$950	$545	$950

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

3.      Mortgages and Notes Receivable - Continued

Our mortgages and notes receivable consists primarily of seller financing issued in conjunction with two disposition transactions in the second quarter of 2010. As of September 30, 2011, the contractual payments on both mortgages receivable were current and there were no indications of impairment on the receivables.

4.      Investment in and Advances to Unconsolidated Affiliates

We have equity interests of 50.0% or less in various joint ventures with unrelated third parties and a debt interest in one of those joint ventures, as described below. The following table sets forth the combined, summarized income statements for our unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income Statements:
Revenues	$24,618	$25,508	$72,576	$90,774
Expenses:
Rental property and other expenses	10,239	12,096	31,765	43,751
Depreciation and amortization	6,437	6,364	18,736	23,005
Interest expense	5,802	5,907	17,310	21,311
Total expenses	22,478	24,367	67,811	88,067
Net income	$2,140	$1,141	$4,765	$2,707
Our share of:
Depreciation and amortization of real estate assets	$2,028	$2,076	$6,078	$8,077
Interest expense	$1,944	$2,166	$6,093	$8,294
Net income	$448	$454	$2,142	$989

Our share of net income	$448	$454	$2,142	$989
Purchase accounting and management, leasing and other fees adjustments	665	579	1,803	1,716
Equity in earnings of unconsolidated affiliates	$1,113	$1,033	$3,945	$2,705

In the third quarter of 2011, our joint venture partner exercised its option to acquire our 10.0% equity interest in the HIW Development B, LLC joint venture, which recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate related to this merchant build project of $2.3 million in the third quarter of 2011.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Intangible Assets and Liabilities

The following table sets forth total intangible assets and liabilities, net of accumulated amortization:

	September 30, 2011	December 31, 2010
Assets:
Deferred financing costs	$19,168	$16,412
Less accumulated amortization	(6,192)	(7,054)
	12,976	9,358
Deferred leasing costs (including lease incentives and acquisition-related intangible assets)	171,093	127,949
Less accumulated amortization	(54,758)	(52,306)
	116,335	75,643
Deferred financing and leasing costs, net	$129,311	$85,001

Liabilities (in accounts payable, accrued expenses and other liabilities):
Acquisition-related intangible liabilities	$16,455	$658
Less accumulated amortization	(425)	(125)
	$16,030	$533

The following table sets forth amortization of intangible assets and liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of deferred financing costs	$806	$858	$2,448	$2,528
Amortization of deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization)	$5,188	$3,912	$13,945	$11,495
Amortization of lease incentives (in rental and other revenues)	$368	$270	$1,009	$807
Amortization of acquisition-related intangible assets (in rental and other revenues)	$240	$200	$618	$318
Amortization of acquisition-related intangible liabilities (in rental and other revenues)	$(229)	$(27)	$(280)	$(69)

The following table sets forth scheduled future amortization of intangible assets and liabilities:

	Amortization of Deferred Financing Costs	Amortization of Deferred Leasing Costs and Acquisition-Related Intangible Assets (in Depreciation and Amortization)	Amortization of Lease Incentives (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Assets (in Rental and Other Revenues)	Amortization of Acquisition-Related Intangible Liabilities (in Rental and Other Revenues)
October 1, 2011 through December 31, 2011	$931	$6,263	$323	$271	$(141)
2012	3,192	22,604	1,234	1,049	(556)
2013	2,956	17,849	1,080	802	(542)
2014	2,660	13,609	913	505	(467)
2015	2,064	9,950	695	335	(421)
Thereafter	1,173	35,214	2,536	1,103	(13,903)
	$12,976	$105,489	$6,781	$4,065	$(16,030)

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

5.      Intangible Assets and Liabilities - Continued

The weighted average remaining amortization periods for deferred financing costs, deferred leasing costs and acquisition-related intangible assets (in depreciation and amortization), lease incentives (in rental and other revenues), acquisition-related intangible assets (in rental and other revenues) and acquisition-related intangible liabilities (in rental and other revenues) were 3.9 years, 6.4 years, 8.1 years, 5.8 years and 8.8 years, respectively, as of September 30, 2011.

In connection with the acquisitions of office properties in Atlanta, GA and Pittsburgh, PA in the third quarter of 2011, we recorded $1.6 million of above market lease intangible assets, $38.1 million of in-place lease intangible assets and $15.6 million of below market lease intangible liabilities with weighted average amortization periods of 5.4 years, 6.7 years and 8.8 years, respectively.

6.      Mortgages and Notes Payable

The following table sets forth our consolidated mortgages and notes payable:

	September 30, 2011	December 31, 2010
Secured indebtedness	$937,846	$754,399
Unsecured indebtedness	956,135	768,546
Total mortgages and notes payable	$1,893,981	$1,522,945

At September 30, 2011, our secured mortgage loans were secured by real estate assets with an aggregate undepreciated book value of $1.5 billion.

In the third quarter of 2011, we obtained a new $475.0 million unsecured revolving credit facility, which replaced our previously existing $400.0 million revolving credit facility. Our new revolving credit facility is originally scheduled to mature on July 27, 2015. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The new credit facility includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. The interest rate on the new facility at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee under the new facility are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s. The financial and other covenants under the new facility are substantially the same as our previous credit facility. There was $165.0 million and $347.0 million outstanding under our revolving credit facility at September 30, 2011 and October 20, 2011, respectively. At both September 30, 2011 and October 20, 2011, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2011 and October 20, 2011 was $309.8 million and $127.8 million, respectively.

Our secured construction facility, which has $52.1 million outstanding at September 30, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points.

We are currently in compliance with the debt covenants and other requirements with respect to our outstanding debt.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

7.      Noncontrolling Interests

Noncontrolling Interests in Consolidated Affiliates

At September 30, 2011, noncontrolling interests in consolidated affiliates relates to our joint venture partner’s 50.0% interest in office properties located in Richmond, VA. Our joint venture partner is an unrelated third party.

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

We had no Level 2 assets or liabilities at both September 30, 2011 and December 31, 2010.

Level 3. Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our Level 3 assets are our tax increment financing bond, which is not routinely traded but whose fair value is determined using an estimate of projected redemption value based on quoted bid/ask prices for similar unrated municipal bonds, and real estate assets recorded at fair value on a non-recurring basis as a result of our quarterly impairment analysis, which were valued using broker opinions of value, substantiated by internal cash flow analyses.

The following tables set forth the assets, noncontrolling interests in the Operating Partnership and liability that we measure at fair value by level within the fair value hierarchy. We determine the level based on the lowest level of substantive input used to determine fair value.

	September 30, 2011	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$2,919	$2,919	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,828	—	15,828
Impaired real estate assets	7,772	—	7,772
Total Assets	$26,519	$2,919	$23,600

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$2,919	$2,919	$—

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

8.      Disclosure About Fair Value of Financial Instruments – Continued

	December 31, 2010	Level 1	Level 3
Assets:
Marketable securities of non-qualified deferred compensation plan (in prepaid expenses and other assets)	$3,479	$3,479	$—
Tax increment financing bond (in prepaid expenses and other assets)	15,699	—	15,699
Total Assets	$19,178	$3,479	$15,699

Liability:
Non-qualified deferred compensation obligation (in accounts payable, accrued expenses and other liabilities)	$4,091	$4,091	$—

The following table sets forth our Level 3 asset:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Asset:
Tax Increment Financing Bond
Beginning balance	$15,228	$17,017	$15,699	$16,871
Unrealized gain (in AOCL)	600	325	129	471
Ending balance	$15,828	$17,342	$15,828	$17,342

We own a tax increment financing bond associated with a property developed by us. This bond amortizes to maturity in 2020. The estimated fair value at September 30, 2011 was $2.4 million below the outstanding principal due on the bond. If the yield-to-maturity used to fair value this bond was 100 basis points higher or lower, the fair value of the bond would have been $0.6 million lower or higher, respectively, as of September 30, 2011. Currently, we intend to hold this bond and have concluded that we will not be required to sell this bond before recovery of the bond principal. Payment of the principal and interest for the bond is guaranteed by us and, therefore, we have recorded no credit losses related to the bond in the three and nine months ended September 30, 2011 and 2010. There is no legal right of offset with the liability, which we report as a financing obligation, related to this tax increment financing bond.

The following table sets forth the carrying amounts and fair values of our financial instruments not disclosed elsewhere in this Quarterly Report on Form 10-Q:

	Carrying Amount	Fair Value
September 30, 2011
Mortgages and notes receivable	$18,706	$19,094
Mortgages and notes payable	$1,893,981	$1,987,983
Financing obligations	$32,775	$21,252

December 31, 2010
Mortgages and notes receivable	$19,044	$19,093
Mortgages and notes payable	$1,522,945	$1,581,518
Financing obligations	$33,114	$23,880

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

9.      Share-Based Payments

During the nine months ended September 30, 2011, the Company granted 146,581 stock options with an exercise price equal to the closing market price of a share of its Common Stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which resulted in a weighted average grant date fair value per share of $6.47. During the nine months ended September 30, 2011, the Company also granted 76,966 shares of time-based restricted stock and 57,386 shares of total return-based restricted stock with weighted average grant date fair values per share of $33.70 and $41.02, respectively. We recorded stock-based compensation expense of $1.3 million and $1.6 million during the three months ended September 30, 2011 and 2010, respectively, and $4.8 million and $5.1 million during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there was $6.9 million of total unrecognized stock-based compensation costs, which will be recognized over a weighted average remaining service period of 2.2 years.

10.      Comprehensive Income and Accumulated Other Comprehensive Loss

The following table sets forth the components of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$8,244	$8,788	$35,133	$60,908
Other comprehensive income:
Unrealized gain on tax increment financing bond	600	325	129	471
Amortization of settled cash-flow hedges	(30)	(25)	(87)	262
Sale of cash-flow hedge related to disposition of investment in unconsolidated affiliate	—	—	—	103
Total other comprehensive income	570	300	42	836
Total comprehensive income	$8,814	$9,088	$35,175	$61,744

The following table sets forth the components of accumulated other comprehensive loss (“AOCL”):

	September 30, 2011	December 31, 2010
Tax increment financing bond	$2,413	$2,543
Settled cash-flow hedges	1,193	1,105
Total accumulated other comprehensive loss	$3,606	$3,648

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

11.      Discontinued Operations

The following table sets forth our operations which required classification as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and other revenues	$480	$535	$1,593	$3,092
Operating expenses:
Rental property and other expenses	211	166	570	1,214
Depreciation and amortization	—	98	127	647
Total operating expenses	211	264	697	1,861
Other income	—	1	1	2
Income from discontinued operations	269	272	897	1,233
Net gains/(losses) on disposition of discontinued operations	2,573	—	2,573	(86)
Total discontinued operations	$2,842	$272	$3,470	$1,147

The following table sets forth the major classes of assets and liabilities of the properties classified as held for sale:

	September 30, 2011	December 31, 2010
Assets:
Land	$—	$2,788
Buildings and tenant improvements	—	12,707
Land held for development	—	2,766
Total real estate assets	—	18,261
Less accumulated depreciation	—	(5,012)
Net real estate assets	—	13,249
Deferred leasing costs, net	—	58
Accrued straight line rents receivable	—	257
Prepaid expenses and other assets	—	43
Real estate and other assets, net, held for sale	$—	$13,607
Tenant security deposits, deferred rents and accrued costs (1)	$—	$11
__________

(1)	Included in accounts payable, accrued expenses and other liabilities.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

12.      Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per Common Unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per Common Unit - basic:
Numerator:
Income from continuing operations	$5,402	$8,516	$31,663	$59,761
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	(249)	148	(554)	(281)
Distributions on Preferred Units	(627)	(1,677)	(3,926)	(5,031)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	(1,895)	—
Income from continuing operations available for common unitholders	4,526	6,987	25,288	54,449
Income from discontinued operations	2,842	272	3,470	1,147
Net income available for common unitholders	$7,368	$7,259	$28,758	$55,596
Denominator:
Denominator for basic earnings per Common Unit – weighted average units	75,855	75,019	75,549	74,945
Earnings per Common Unit – basic:
Income from continuing operations available for common unitholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common unitholders	0.04	—	0.05	0.02
Net income available for common unitholders	$0.10	$0.10	$0.38	$0.74
Earnings per Common Unit - diluted:
Numerator:
Income from continuing operations	$5,402	$8,516	$31,663	$59,761
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates from continuing operations	(249)	148	(554)	(281)
Distributions on Preferred Units	(627)	(1,677)	(3,926)	(5,031)
Excess of Preferred Unit redemption/repurchase cost over carrying value	—	—	(1,895)	—
Income from continuing operations available for common unitholders	4,526	6,987	25,288	54,449
Income from discontinued operations	2,842	272	3,470	1,147
Net income available for common unitholders	$7,368	$7,259	$28,758	$55,596
Denominator:
Denominator for basic earnings per Common Unit –weighted average units	75,855	75,019	75,549	74,945
Add:
Units options using the treasury method	138	210	169	183
Denominator for diluted earnings per Common Unit – adjusted weighted average units and assumed conversions (1)	75,993	75,229	75,718	75,128
Earnings per Common Unit – diluted:
Income from continuing operations available for common unitholders	$0.06	$0.10	$0.33	$0.72
Income from discontinued operations available for common unitholders	0.04	—	0.05	0.02
Net income available for common unitholders	$0.10	$0.10	$0.38	$0.74
__________

(1)
There were 0.4 million and 0.7 million options outstanding during the three months ended September 30, 2011 and 2010, respectively, and 0.3 million and 0.7 million options outstanding during the nine months ended September 30, 2011 and 2010, respectively, that were not included in the computation of diluted earnings per share because the impact of including such options would be anti-dilutive.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.      Segment Information

The following table summarizes the rental and other revenues and net operating income, the primary industry property-level performance metric which is defined as rental and other revenues less rental property and other expenses, for each reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental and Other Revenues: (1)
Office:
Atlanta, GA	$13,045	$11,869	$37,290	$36,066
Greenville, SC	3,617	3,312	10,560	10,439
Kansas City, MO	3,559	3,673	10,801	11,044
Memphis, TN	10,270	9,692	30,450	24,888
Nashville, TN	15,598	14,598	45,576	44,562
Orlando, FL	2,677	2,920	7,614	8,985
Piedmont Triad, NC	4,914	5,270	15,549	16,034
Pittsburgh, PA	1,582	—	1,582	—
Raleigh, NC	20,051	18,843	59,472	56,174
Richmond, VA	13,378	12,209	36,431	35,485
Tampa, FL	17,776	17,830	52,026	53,807
Total Office Segment	106,467	100,216	307,351	297,484
Industrial:
Atlanta, GA	3,976	3,660	11,938	11,477
Piedmont Triad, NC	3,151	3,259	8,955	9,324
Total Industrial Segment	7,127	6,919	20,893	20,801
Retail:
Kansas City, MO	8,492	8,105	25,594	24,542
Total Retail Segment	8,492	8,105	25,594	24,542
Residential:
Kansas City, MO	—	288	284	969
Total Residential Segment	—	288	284	969
Total Rental and Other Revenues	$122,086	$115,528	$354,122	$343,796

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

13.      Segment Information – Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Operating Income: (1)
Office:
Atlanta, GA	$8,059	$7,388	$23,518	$22,870
Greenville, SC	2,099	1,858	6,238	6,313
Kansas City, MO	2,025	2,159	6,249	6,705
Memphis, TN	5,703	5,506	16,919	15,026
Nashville, TN	10,257	9,488	30,225	29,450
Orlando, FL	1,379	1,554	3,830	4,896
Piedmont Triad, NC	2,898	3,486	9,945	10,586
Pittsburgh, PA	897	—	897	—
Raleigh, NC	13,918	12,527	41,391	38,241
Richmond, VA	7,776	7,631	23,856	24,008
Tampa, FL	11,013	10,900	32,192	32,742
Total Office Segment	66,024	62,497	195,260	190,837
Industrial:
Atlanta, GA	2,861	2,492	8,698	8,063
Piedmont Triad, NC	2,253	2,459	6,582	6,840
Total Industrial Segment	5,114	4,951	15,280	14,903
Retail:
Kansas City, MO	5,031	4,573	15,146	14,685
Total Retail Segment	5,031	4,573	15,146	14,685
Residential:
Kansas City, MO (2)	(34)	168	58	595
Total Residential Segment	(34)	168	58	595
Total Net Operating Income	76,135	72,189	225,744	221,020
Reconciliation to income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates:
Depreciation and amortization	(36,320)	(34,183)	(103,467)	(100,081)
Impairment of assets held for use	(2,429)	—	(2,429)	—
General and administrative expense	(12,280)	(8,882)	(27,965)	(24,579)
Interest expense	(24,390)	(23,338)	(71,840)	(69,385)
Interest and other income	1,505	1,624	5,253	4,289
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$2,221	$7,410	$25,296	$31,264
__________

(1)	Net of discontinued operations.

(2)	Negative NOI with no corresponding revenues represents expensed real estate taxes and other carrying costs with little or no corresponding revenue.

HIGHWOODS REALTY LIMITED PARTNERSHIP

Notes To Consolidated Financial Statements (Continued)

(tabular dollar amounts in thousands, except per unit data)

14.      Subsequent Events

On October 3, 2011, we repaid the remaining balance of $184.4 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012. We incurred no penalty related to this early repayment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a fully integrated, self-administered and self-managed equity REIT that provides leasing, management, development, construction and other customer-related services for our properties and for third parties. The Company conducts virtually all of its activities through the Operating Partnership and is its sole general partner. At September 30, 2011, we owned or had an interest in 337 in-service office, industrial and retail properties, encompassing approximately 34.5 million square feet, which includes one completed but not yet stabilized office property aggregating 117,000 square feet, one office property under development aggregating 60,000 square feet and a 12.5% interest in a 261,000 square foot office property directly owned by the Company (included in the Company’s Consolidated Financial Statements, but not included in the Operating Partnership’s Consolidated Financial Statements); 18 for-sale residential condominiums and 96 rental residential units. We are based in Raleigh, North Carolina, and our properties and development land are located in Florida, Georgia, Mississippi, Missouri, North Carolina, Pennsylvania, South Carolina, Tennessee and Virginia. Additional information about us can be found on our website at www.highwoods.com. Information on our website is not part of this Quarterly Report.

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

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in the section entitled “Item 1A.  Risk Factors” set forth in our Quarterly Report on Form 10-Q for the three months ended June 30, 2011. Given these uncertainties, you should not place undue reliance on forward-looking statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements to reflect any future events or circumstances or to reflect the occurrence of unanticipated events.

Executive Summary

Our Strategic Plan focuses on:

•	owning high-quality, differentiated real estate assets in the better submarkets in our core markets;

•	improving the operating results of our existing properties through concentrated leasing, asset management, cost control and customer service efforts;

•	developing and acquiring office properties in key infill submarkets that improve the overall quality of our portfolio and generate attractive returns over the long-term for our stockholders;

•	selectively disposing of properties no longer considered to be core holdings primarily due to location, age, quality and overall strategic fit; and

•	maintaining a conservative, flexible balance sheet with ample liquidity to meet our funding needs and growth prospects.

While we own and operate a limited number of industrial, retail and residential properties, our operating results depend heavily on successfully leasing and operating our office properties. Economic growth and employment levels in our core markets are and will continue to be important determinative factors in predicting our future operating results.

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

Whether or not our rental revenue tracks average occupancy proportionally depends upon whether rents under new leases signed are higher or lower than the rents under the previous leases. The annualized rental revenues from second generation leases signed during any particular year is generally less than 15% of our total annual rental revenues. During the third quarter of 2011, we leased 1.1 million square feet of second generation office space, defined as space previously occupied under our ownership that becomes available for lease, with a weighted average term of 5.4 years. On average, tenant improvements for such leases were $13.31 per square foot, lease commissions were $3.43 per square foot and rent concessions were $3.65 per square foot. GAAP base rents under such leases were $18.28 per square foot, or 1.4% higher than under previous leases.

We strive to maintain a diverse, stable and creditworthy customer base. We have an internal guideline whereby customers that account for more than 3% of our revenues are periodically reviewed with the Company’s Board of Directors. Currently, no customer accounts for more than 3% of our annualized revenues other than the federal government, which accounts for 8.9% of our annualized revenues, and AT&T, which accounts for 3.3% of our annualized revenues.

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

We anticipate commencing up to $50.0 million of new development in the remainder of 2011. Any such projects would not be placed in service until 2012 or beyond. We also anticipate selling up to $75.0 million of non-core properties in the remainder of 2011. We intend to maintain a conservative and flexible balance sheet that allows us to capitalize on favorable development and acquisition opportunities as they arise. As of September 30, 2011, our mortgages and notes payable represented 46.8% of the undepreciated book value of our total assets.

Results of Operations

Results for the three and nine months ended September 30, 2010 were revised from previously reported amounts to reflect in discontinued operations the operations for those properties sold or held for sale subsequent to that date which required discontinued operations presentation.

Three Months Ended September 30, 2011 and 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were 5.7% higher in the third quarter of 2011 compared to the third quarter of 2010 due to a $4.4 million contribution from recently acquired properties and new developments recently placed in service and $2.2 million from our same property portfolio (those assets owned from January 1, 2010 to September 30, 2011). Rental and other revenues from continuing operations of our same property portfolio were higher primarily due to an improvement in same property average occupancy of 90.2% during the third quarter of 2011 compared to 89.5% during the third quarter of 2010. We expect rental and other revenues for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activities, to be higher compared to the same period in 2010 primarily due to contribution from recently acquired properties, particularly Riverwood 100 in Atlanta and PPG Place in Pittsburgh.

Operating Expenses

Rental property and other expenses were 6.2% higher in the third quarter of 2011 compared to the third quarter of 2010 due to a $2.0 million contribution from recently acquired properties new developments recently placed in service. Operating margin, defined as rental and other revenues less rental property and other expenses expressed as a percentage of rental and other revenues, was lower at 62.3% in the third quarter of 2011 compared to 62.5% in the third quarter of 2010. We expect rental property and other expenses for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activities, to be higher compared to the same period in 2010 primarily due to recent development and acquisition activities.

Depreciation and amortization was 6.3% higher in the third quarter of 2011 compared to the third quarter of 2010 primarily due to recent acquisition and development activities. We expect depreciation expense for the remainder of 2011, adjusted for any discontinued operations and additional acquisition activity, to be similarly higher.

Impairment of assets held for use was $2.4 million in the third quarter of 2011 resulting from a change in the assumed timing of future disposition of two office properties located in Orlando, FL. There was no impairment of assets held for use in the third quarter of 2010. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were $3.3 million higher in the third quarter of 2011 compared to the third quarter of 2010 primarily due to acquisition costs relating to our Riverwood 100 and PPG Place acquisitions and dead deal costs relating to the termination of a proposed Kansas City office project that were expensed in the third quarter of 2011, partly offset by lower deferred compensation expense caused by an decreased value of the marketable securities held under our deferred compensation plan. We expect general and administrative expenses for the remainder of 2011, adjusted for changes in deferred compensation expense caused by changes in the value of marketable securities held under our deferred compensation plan, to be lower than the same period in 2010 primarily due to management’s continuing efforts to reduce general and administrative expenses. Changes in the value of marketable securities are fully offset in other income and therefore do not impact net income.

Interest Expense

Interest expense was 4.5% higher in the third quarter of 2011 compared to the third quarter of 2010 primarily due to higher average debt balances from the assumption of debt with respect to our acquisition activities, partly offset by lower average interest rates. We expect interest expense for the remainder of 2011, adjusted for any additional acquisition activities, to be relatively unchanged from the same period in 2010 as the higher average debt balances will be offset by lower average interest rates from the early repayment of a secured mortgage loan bearing interest at 7.05% in the fourth quarter of 2011.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $2.3 million higher in the third quarter of 2011 as compared to the third quarter of 2010 due to our joint venture partner exercising its option to acquire our 10.0% unconsolidated equity interest in the HIW Development B, LLC joint venture, which recently completed construction of a build-to-suit office property in Charlotte, NC.

Discontinued Operations

Discontinued operations were $2.6 million higher in the third quarter of 2011 as compared to the third quarter of 2010 due primarily to the gain recorded on disposition of an office property in Winston-Salem, NC in the third quarter of 2011.

Dividends on Preferred Stock

Dividends on preferred stock were $1.1 million lower in the third quarter of 2011 as compared to the third quarter of 2010 due to the redemption of our remaining 8.0% Series B Cumulative Redeemable Preferred Shares in the second quarter of 2011.

Nine Months Ended September 30, 2011 and 2010

Rental and Other Revenues

Rental and other revenues from continuing operations were 3.0% higher in the nine months ended September 30, 2011 as compared to the same period in 2010 due to a $9.3 million contribution from recently acquired properties and developments recently placed in service and $1.1 million higher revenue in our same property portfolio revenue. Our same property portfolio revenue increased due to an increase in same property average occupancy to 90.2% for the nine months ended September 30, 2011 from 89.6% for the nine months ended September 30, 2010 and lower allowance for losses on accounts and accrued straight-line rents receivable, partly offset by lower termination fees and lower cost recovery income.

Operating Expenses

Rental property and other expenses were 4.4% higher in the nine months ended September 30, 2011 as compared to the same period in 2010 due to a $3.9 million contribution from recently acquired properties and developments recently placed in service and $1.5 million increase in our same property portfolio operating expenses from higher real estate taxes and utilities. Operating margin was lower at 63.8% in the nine months ended September 30, 2011 as compared to 64.2% in the same period in 2010.

Depreciation and amortization was 3.4% higher in the nine months ended September 30, 2011 as compared to the same period in of 2010 primarily due to recent acquisition and development activities.

Impairment of assets held for use was $2.4 million in the nine months ended September 30, 2011 due an impairment charge recorded in the third quarter of 2011 resulting from a change in the assumed timing of future disposition of two office properties located in Orlando, FL. There was no impairment of assets held for use in the nine months ended September 30, 2010. Impairments can arise from a number of factors; accordingly, there can be no assurances that we will not be required to record additional impairment charges in the future.

General and administrative expenses were $3.6 million higher in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to higher acquisition and dead deal costs, partly offset by lower deferred compensation expense caused by an decreased value of the marketable securities held under our deferred compensation plan.

Interest Expense

Interest expense was 3.5% higher in the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to higher average debt balances with respect to our acquisition activities, partly offset by lower average interest rates.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates was $1.2 million higher in the nine months ended September 30, 2011 as compared to the same period in 2010 due primarily to a one-time additional tax increment financing income recorded by one of our unconsolidated joint ventures.

Gains on Disposition of Investment in Unconsolidated Affiliates

Gains on disposition of investment in unconsolidated affiliates were $23.0 million lower in the nine months ended September 30, 2011 as compared to the same period in 2010 due to the disposition of our equity interests in a series of unconsolidated joint ventures relating to properties in Des Moines, IA in the second quarter of 2010, offset by the disposition of our interest in HIW Development B, LLC in the third quarter of 2011. This also resulted in a corresponding reduction in net income attributable to noncontrolling interests in the Operating Partnership.

Discontinued Operations

Discontinued operations were $2.3 million higher in the nine months ended September 30, 2011 as compared to the same period in 2010 due primarily to the gain recorded on disposition of an office property in Winston-Salem, NC in the third quarter of 2011.

Excess of preferred stock redemption/repurchase cost over carrying value

Excess of preferred stock redemption/repurchase cost over carrying value was $1.9 million higher in the nine months ended September 30, 2011 as compared to the same period in 2010 due to the redemption of our remaining Series B Preferred Shares in the second quarter of 2011.

Dividends on Preferred Stock

Dividends on preferred stock were $1.1 million lower in the nine months ended September 30, 2011 as compared to the same period in 2010 due to the redemption of our remaining Series B Preferred Shares in the second quarter of 2011.

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

Statements of Cash Flows

We report and analyze our cash flows based on operating activities, investing activities and financing activities. The following table sets forth the changes in the Company’s cash flows ($ in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$136,125	$142,654	$(6,529)
Net cash used in investing activities	(180,123)	(37,526)	(142,597)
Net cash provided by/(used in) financing activities	40,880	(107,858)	148,738
Total net cash flows	$(3,118)	$(2,730)	$(388)

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

The change in net cash provided by operating activities in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to lower cost recovery income and termination fees and higher acquisition costs, partly offset by lower payments of incentive compensation and higher base rents.

The change in net cash used in investing activities in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to higher acquisition activities and advances to unconsolidated affiliates and lower proceeds from disposition of unconsolidated affiliates, offset by higher proceeds from dispositions of wholly owned properties.

The change in net cash used in financing activities in the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily due to higher proceeds from the issuance of Common Stock, higher net borrowings on our revolving credit facility and mortgages and notes payable, partly offset by redemptions of Preferred Stock.

Capitalization

The following table sets forth the Company’s capitalization (in thousands, except per share amounts):

	September 30, 2011	December 31, 2010
Mortgages and notes payable, at recorded book value	$1,893,981	$1,522,945
Financing obligations	$32,775	$33,114
Preferred Stock, at liquidation value	$29,077	$81,592

Common Stock outstanding	72,579	71,690
Common Units outstanding (not owned by the Company)	3,751	3,794

Per share stock price at period end	$28.26	$31.85
Market value of Common Stock and Common Units	$2,157,086	$2,404,165
Total market capitalization with debt and obligations	$4,112,919	$4,041,816

At September 30, 2011, our mortgages and notes payable represented 46.1% of our total market capitalization and were comprised of $937.9 million of secured indebtedness with a weighted average interest rate of 5.81% and $956.1 million of unsecured indebtedness with a weighted average interest rate of 4.77%. Also, our outstanding mortgages and notes payable and financing obligations were secured by real estate assets with an aggregate undepreciated book value of $1.5 billion.

Current and Future Cash Needs

Rental and other revenues are our principal source of funds to meet our short-term liquidity requirements. Other sources of funds for short-term liquidity needs include available working capital and borrowings under our existing revolving credit facility (which had $127.8 million of availability at October 20, 2011). Our short-term liquidity requirements primarily consist of operating expenses, interest and principal amortization on our debt, distributions and capital expenditures, including building improvement costs, tenant improvement costs and lease commissions. Building improvements are capital costs to maintain existing buildings not typically related to a specific customer. Tenant improvements are the costs required to customize space for the specific needs of customers. We anticipate that our available cash and cash equivalents and cash provided by operating activities, together with borrowings under our credit facilities, will be adequate to meet our short-term liquidity requirements.

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

Recent Acquisition and Disposition Activity

In the third quarter of 2011, we acquired a six-building, 1.54 million square foot office complex in Pittsburgh, PA for a purchase price of $188.5 million. The purchase price included the assumption of secured debt recorded at fair value of $124.5 million, with an effective interest rate of 4.27%, including amortization of deferred financing costs. This debt matures in November 2017. We expensed $4.0 million of costs related to this acquisition. We expect to incur an additional $25.2 million of planned building improvements and future tenant improvements committed under existing leases.

In the third quarter of 2011, we also acquired a 503,000 square foot office building in Atlanta, GA for a purchase price of $78.3 million. The purchase price included the assumption of secured debt recorded at fair value of $67.9 million, with an effective interest rate of 5.45%, including amortization of deferred financing costs. This debt matures in January 2014. We expensed $0.3 million of costs related to this acquisition. We expect to incur an additional $8.0 million of planned building improvements and future tenant improvements committed under existing leases.

Based on the total anticipated investment of $300.0 million, the weighted average capitalization rate for these acquisitions is 8.9% using projected full year 2012 GAAP net operating income. This forward-looking statement is subject to risks and uncertainties. See “Disclosure Regarding Forward-Looking Statements.”

During the third quarter of 2011, we sold an office property and adjacent land parcel in one transaction in Winston-Salem, NC for gross proceeds of $15.0 million. We recorded gain on disposition of discontinued operations of $2.6 million and gain on disposition of property of $0.3 million related to the office property and land, respectively, in the third quarter of 2011.

Financing Activity

During the second quarter of 2011, we entered into separate ATM Equity OfferingSM Sales Agreements (the “Sales Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mitsubishi UFJ Securities (USA), Inc., Morgan Keegan & Company, Inc. and RBC Capital Markets, LLC (each, an “Agent” and, together, the “Agents”). Under the terms of the Sales Agreements, the Company may offer and sell shares of its Common Stock from time to time through the Agents, acting as agents of the Company or as principals. Sales of the Shares, if any, may be made by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices or as otherwise agreed with any of the Agents. Subject to the terms and conditions of each Sales Agreement, each Agent will use its commercially reasonable efforts to sell on the Company's behalf any Shares to be offered by the Company under that Sales Agreement.

In the third quarter of 2011, we issued 142,000 shares of Common Stock in at-the-market transactions through Merrill Lynch, Pierce, Fenner & Smith Incorporated at an average price of $34.21 per share raising net proceeds, after sales commissions and expenses, of $4.8 million. We paid $0.1 million in sales commissions to Merrill Lynch, Pierce, Fenner & Smith Incorporated during the third quarter of 2011.

In the third quarter of 2011, we obtained a new $475.0 million unsecured revolving credit facility, which replaced our previously existing $400.0 million revolving credit facility. Our new revolving credit facility is originally scheduled to mature on July 27, 2015. Assuming no defaults have occurred, we have an option to extend the maturity for an additional year. The new credit facility includes an accordion feature that allows for an additional $75.0 million of borrowing capacity subject to additional lender commitments. The interest rate on the new facility at our current credit ratings is LIBOR plus 150 basis points and the annual facility fee is 35 basis points. The interest rate and facility fee under the new facility are based on the higher of the publicly announced ratings from Moody’s Investors Service or Standard & Poor’s. The financial and other covenants under the new facility are substantially the same as our previous credit facility. There was $165.0 million and $347.0 million outstanding under our revolving credit facility at September 30, 2011 and October 20, 2011, respectively. At both September 30, 2011 and October 20, 2011, we had $0.2 million of outstanding letters of credit, which reduces the availability on our revolving credit facility. As a result, the unused capacity of our revolving credit facility at September 30, 2011 and October 20, 2011 was $309.8 million and $127.8 million, respectively.

Our secured construction facility, which has $52.1 million outstanding at September 30, 2011, is scheduled to mature on December 20, 2011. Assuming no defaults have occurred, we have the option to extend the maturity date for an additional one-year period. The interest rate is LIBOR plus 85 basis points.

On October 3, 2011, we repaid the remaining balance of $184.4 million of a secured mortgage loan bearing interest of 7.05% that was scheduled to mature in January 2012. We incurred no penalty related to this early repayment.

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

Off Balance Sheet Arrangements

In the third quarter of 2011, our joint venture partner exercised its option to acquire our 10.0% unconsolidated equity interest in the HIW Development B, LLC joint venture, which recently completed construction of a build-to-suit office property in Charlotte, NC. As a result, we received gross proceeds of $4.8 million and recorded a gain on disposition of investment in unconsolidated affiliate of $2.3 million in the third quarter of 2011.

There were no other significant changes to our off balance sheet arrangements in the three months ended September 30, 2011. For information regarding our off balance sheet arrangements at December 31, 2010, see Note 9 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

Critical Accounting Estimates

There were no changes made by management to the critical accounting policies in the nine months ended September 30, 2011. For a description of our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our 2010 Annual Report on Form 10-K.

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

Other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do.

The Company’s FFO and FFO per share are summarized in the following table ($ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Amount	Per Share	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds from operations:
Net income	$8,244		$8,773		$35,121		$60,904
Net (income) attributable to noncontrolling interests in the Operating Partnership	(366)		(366)		(1,496)		(2,819)
Net (income)/loss attributable to noncontrolling interests in consolidated affiliates	(249)		148		(554)		(281)
Dividends on Preferred Stock	(627)		(1,677)		(3,926)		(5,031)
Excess of Preferred Stock redemption/repurchase cost over carrying value	—		—		(1,895)		—
Net income available for common stockholders	7,002	$0.10	6,878	$0.10	27,250	$0.38	52,773	$0.74
Add/(Deduct):
Depreciation and amortization of real estate assets	35,803	0.46	33,739	0.44	102,057	1.34	98,790	1.30
(Gains) on disposition of depreciable properties	—	—	(19)	—	—	—	(55)	—
(Gains) on disposition of investment in unconsolidated affiliates (1)	—	—	—	—	—	—	(25,330)	(0.34)
Net income attributable to noncontrolling interests in the Operating Partnership	366	—	366	—	1,496	—	2,819	—
Unconsolidated affiliates:
Depreciation and amortization of real estate assets	2,066	0.03	2,115	0.03	6,192	0.08	8,193	0.11
Discontinued operations:
Depreciation and amortization of real estate assets	—	—	98	—	127	—	647	0.01
(Gains) on disposition of depreciable properties	(2,573)	(0.03)	—	—	(2,573)	(0.03)	(174)	—
Funds from operations	$42,664	$0.56	$43,177	$0.57	$134,549	$1.77	$137,663	$1.82

Weighted average Common Shares outstanding (2)	76,402		75,638		76,127		75,537
__________

(1)
We recorded a gain on disposition of investment in unconsolidated affiliate of $2.3 million in the third quarter of 2011. This gain was not deducted in our calculation of FFO as it represents a gain on sale of our interest in undepreciated property incidental to our primary business.

(2)	Includes assumed conversion of all potentially dilutive Common Stock equivalents.

In addition, the Company believes net operating income from continuing operations (“NOI”) and same property NOI are beneficial to management and investors and are important indicators of the performance of any equity REIT. Management believes that NOI is a useful supplemental measure of the Company’s property operating performance because it provides a performance measure of the revenues and expenses directly involved in owning real estate assets and provides a perspective not immediately apparent from net income or FFO. The Company defines NOI as rental and other revenues from continuing operations, less rental property and other expenses from continuing operations. The Company defines same property NOI as NOI for the Company’s in-service properties that were wholly-owned during the entirety of the periods presented (from January 1, 2010 to September 30, 2011). Other REITs may use different methodologies to calculate NOI and same property NOI and accordingly the Company’s NOI and same property NOI may not be comparable to other REITs.

The following table sets forth the Company’s NOI and same property NOI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from continuing operations before disposition of property, condominiums and investment in unconsolidated affiliates and equity in earnings of unconsolidated affiliates	$2,221	$7,410	$25,296	$31,264
Other income	(1,505)	(1,624)	(5,253)	(4,289)
Interest expense	24,390	23,338	71,840	69,385
General and administrative expense	12,212	8,882	27,983	24,369
Impairment of assets held for use	2,429	—	2,429	—
Depreciation and amortization expense	36,320	34,183	103,467	100,081
Net operating income from continuing operations	76,067	72,189	225,762	220,810
Less – non same property and other net operating income	5,571	3,224	13,329	7,992
Total same property net operating income from continuing operations	$70,496	$68,965	$212,433	$212,818

Rental and other revenues	$122,086	$115,528	$354,122	$343,796
Rental property and other expenses	46,019	43,339	128,360	122,986
Total net operating income from continuing operations	76,067	72,189	225,762	220,810
Less – non same property and other net operating income	5,571	3,224	13,329	7,992
Total same property net operating income from continuing operations	$70,496	$68,965	$212,433	$212,818

Total same property net operating income from continuing operations	$70,496	$68,965	$212,433	$212,818
Less – straight line rent and lease termination fees	2,269	3,170	8,286	9,206
Same property cash net operating income from continuing operations	$68,227	$65,795	$204,147	$203,612

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

At September 30, 2011, we had $1,284.8 million of fixed rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2011 was $1,376.5 million.  If interest rates had been 100 basis points higher, the aggregate fair market value of our fixed rate debt at September 30, 2011 would have been approximately $14.4 million lower. If interest rates had been 100 basis points lower, the aggregate fair market value of our fixed rate debt at September 30, 2011 would have been approximately $14.9 million higher.

At September 30, 2011, we had $609.4 million of variable rate debt outstanding. The estimated aggregate fair market value of this debt at September 30, 2011 was $611.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points higher at September 30, 2011, the aggregate fair market value of our variable rate debt at September 30, 2011 would have decreased by approximately $20.5 million. If the weighted average interest rate on this variable rate debt had been 100 basis points lower at September 30, 2011, the aggregate fair market value of our variable rate debt at September 30, 2011 would have increased by approximately $21.5 million.

We have no outstanding hedge contracts at September 30, 2011.

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

SEC rules also require us to establish and maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepting accounting principles. There were no changes in internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were also no changes in internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

During the third quarter of 2011, the Company issued an aggregate of 24,571 shares of Common Stock to holders of Common Units in the Operating Partnership upon the redemption of a like number of Common Units in private offerings exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Each of the holders of Common Units was an accredited investor under Rule 501 of the Securities Act. The resale of such shares was registered by the Company under the Securities Act.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1
Third Amended and Restated Credit Agreement, dated as of July 27, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.2
Amendment No. 1, dated as of July 27, 2011, to Credit Agreement, dated as of February 2, 2011, by and among the Company, the Operating Partnership and the Subsidiaries named therein and the Lenders named therein (filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

12.1	Statement re: Computation of Ratios of the Company

12.2	Statement re: Computation of Ratios of the Operating Partnership

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Company

31.3	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

31.4	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act for the Operating Partnership

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Company

32.3	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

32.4	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act for the Operating Partnership

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 27, 2011